Form 10-Q
period 1996-06-30
DIAMOND OFFSHORE DRILLING INC
filed 1996-07-29
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

       (Mark One)
       [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    June 30, 1996

                                       OR

       [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ..............to.................

                       Commission file number  1-13926


                        DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                76-0321760
   (State or other jurisdiction of incorporation        (I.R.S. Employer
                or organization)                       Identification No.)

                               15415 Katy Freeway
                                 Houston, Texas
                                     77094
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (713) 492-5300
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 1996   Common stock, $.01 par value per share   68,259,836 shares

                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED JUNE 30, 1996


                                                                        PAGE NO.

COVER PAGE ...............................................................  1

DOCUMENT TABLE OF CONTENTS ...............................................  2

PART I.  FINANCIAL INFORMATION ...........................................  3

      ITEM 1.  FINANCIAL STATEMENTS
               Consolidated Balance Sheets ...............................  3
               Consolidated Statements of Operations .....................  4
               Consolidated Statements of Cash Flows .....................  5
               Notes to Consolidated Financial Statements ................  6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .................................  10

PART II.  OTHER INFORMATION ..............................................  18

      ITEM 1.  LEGAL PROCEEDINGS .........................................  18

      ITEM 2.  CHANGES IN SECURITIES .....................................  18

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................  18

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......  18

      ITEM 5.  OTHER INFORMATION .........................................  19

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................  19

SIGNATURES ...............................................................  20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


              DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share data)


                                                                        JUNE 30,       DECEMBER 31,
                                                                      ------------    -------------
                                                                          1996             1995
                                                                      ------------    -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................     $      5,051    $      10,306
   Short-term investments........................................            5,202            5,041
   Restricted cash...............................................            3,270               --
   Accounts receivable...........................................          144,812           74,496
   Rig inventory and supplies....................................           31,085           15,330
   Prepaid expenses and other....................................           11,935           10,601
                                                                      ------------    -------------
                      Total current assets.......................          201,355          115,774
DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS
   ACCUMULATED DEPRECIATION......................................        1,076,893          502,278
GOODWILL, NET OF AMORTIZATION....................................           85,356               --
OTHER ASSETS.....................................................            3,725               --
                                                                      ------------    -------------
                       Total assets..............................     $  1,367,329    $     618,052
                                                                      ============    =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..............................................     $     22,437    $      18,322
   Accrued liabilities...........................................           52,370           33,929
                                                                      ------------    -------------
                       Total current liabilities..................          74,807           52,251
LONG-TERM DEBT....................................................          70,000               --
DEFERRED TAX LIABILITY............................................         117,678           72,907
OTHER LIABILITIES.................................................           5,924               --
                                                                      -------------   -------------
                       Total liabilities..........................         268,409          125,158
                                                                      -------------   -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock (par value $.01, 25,000,000 shares
      authorized, none issued and outstanding)...................               --               --
   Common stock (par value $.01, 200,000,000 shares authorized,
      68,259,836 and 50,000,000 shares issued and outstanding at
      June 30, 1996 and December 31, 1995, respectively).........              683              500
   Additional paid-in capital....................................        1,219,204          665,107
   Accumulated deficit...........................................         (119,690)        (171,444)
   Cumulative translation adjustment.............................           (1,277)          (1,269)
                                                                      ------------    -------------
                      Total stockholders' equity.................        1,098,920          492,894
                                                                      ------------    -------------
                      Total liabilities and stockholders' equity.     $  1,367,329    $     618,052
                                                                      ============    =============

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)






                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                        ---------------------------       ----------------------------
                                                           1996             1995              1996             1995
                                                        ----------       ----------       -----------       ----------
REVENUES.........................................      $  146,983        $   76,106       $   253,851       $  146,866
OPERATING EXPENSES:
 Contract drilling...............................          81,597            59,681           147,754          121,432
 General and administrative......................           3,449             3,334             6,552            6,474
 Depreciation and amortization...................          18,396            13,076            30,465           28,064
 Gain on sale of assets..........................          (3,073)              (41)           (3,230)            (430)
                                                       ----------        ----------       -----------       ----------
  Total operating expenses.......................         100,369            76,050           181,541          155,540
                                                       ----------        ----------       -----------       ----------
OPERATING INCOME (LOSS)..........................          46,614                56            72,310           (8,674)
OTHER INCOME (EXPENSE):
 Interest expense................................            (104)           (8,779)             (104)         (17,263)
 Currency transaction gains (losses).............             (10)              (12)               76              (46)
 Other...........................................             284               436               632              823
                                                       ----------        ----------       -----------       ----------
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT          46,784            (8,299)           72,914          (25,160)
INCOME TAX (EXPENSE) BENEFIT.....................         (13,762)            5,529           (21,160)          10,818
                                                       ----------        ----------       -----------       ----------
NET INCOME (LOSS)................................      $   33,022        $   (2,770)      $    51,754       $  (14,342)
                                                       ==========        ==========       ===========       ==========
NET INCOME PER SHARE.............................      $     0.53                         $      0.92
                                                       ==========                         ===========
WEIGHTED AVERAGE SHARES OUTSTANDING..............          62,166                              56,083
                                                       ==========                         ===========

               DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ----------------------------
                                                                          1996          1995
                                                                     -----------    -------------
OPERATING ACTIVITIES:
   Net income (loss).............................................    $   51,754     $    (14,342)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization................................        30,465           25,993
    Gain on sale of assets.......................................        (3,230)            (430)
    Write-down of asset..........................................           --             2,071
    Accrued interest converted to notes payable to Loews.........           --            17,263
    Deferred tax provision (benefit).............................        18,774          (11,224)
   Changes in operating assets and liabilities:
    Restricted cash..............................................          (219)             --
    Accounts receivable..........................................       (35,974)          (5,980)
    Rig inventory and supplies and other current assets..........        (3,344)          (2,671)
    Other assets, non-current....................................        (1,435)             --
    Accounts payable and accrued liabilities.....................         9,980              363
    Other liabilities, non-current...............................         1,167              --
    Other, net...................................................           (80)             (55)
                                                                     ----------     ------------
        Net cash provided by operating activities................        67,858           10,988
                                                                     ----------     ------------
INVESTING ACTIVITIES:
    Cash acquired in Arethusa merger.............................        17,832              --
    Capital expenditures.........................................      (100,463)         (22,485)
    Proceeds from sales of assets................................         4,842              482
    Change in short-term investments.............................          (161)             --
                                                                     ----------     ------------
        Net cash used in investing activities....................       (77,950)         (22,003)
                                                                     ----------     ------------
FINANCING ACTIVITIES:
    Net borrowings on revolving line of credit...................        70,000             --
    Repayment of debt assumed in Arethusa merger.................       (67,477)            --
    Deferred financing costs.....................................        (1,873)            --
    Proceeds from stock options exercised........................         4,187             --
    Net borrowings from Loews....................................           --             9,000
                                                                     ----------     ------------
        Net cash provided by financing activities................         4,837            9,000
                                                                     ----------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........................        (5,255)          (2,015)
    Cash and cash equivalents, beginning of period...............        10,306           17,770
                                                                     ----------     ------------
    Cash and cash equivalents, end of period.....................    $    5,051     $     15,755
                                                                     ==========     ============

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  GENERAL

           The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13926).

      Interim Financial Information

           The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

      Cash and Cash Equivalents

           All short-term, highly liquid investments that have an original maturity of three months or less are considered cash equivalents.

      Restricted Cash

           Restricted cash is comprised primarily of balances maintained to guarantee the Company's performance under drilling contracts in Indonesia and India and rig availability for certain drilling contract bids.

      Supplementary Cash Flow Information

           Non-cash financing activities for the six months ended June 30, 1996 included $550.7 million for the issuance of 17.9 million shares of common stock and the assumption of 0.5 million stock options in connection with the merger between the Company and Arethusa (Off-Shore) Limited ("Arethusa"). Non-cash investing activities for the six months ended June 30, 1996 included $532.9 million of net assets acquired in the merger with Arethusa (see Note 2).

           Non-cash financing activities for the six months ended June 30, 1995 included $17.3 million of interest expense accrued and included in long-term debt.

           Cash payments made for interest, including commitment fees, on long-term debt and for U.S. income taxes for the six months ended June 30, 1996 totaled $1.7 million and $1.4 million, respectively.

      Drilling and Other Property and Equipment

           For financial reporting purposes, depreciation is provided on the straight-line method over the remaining estimated useful lives from the date the asset is placed into service. The Company believes that certain offshore drilling rigs, due to their upgrade and design capabilities and maintenance history, have an operating life in excess of their depreciable life as originally assigned. For this reason, a change in accounting estimate, effective January 1, 1996, increased the estimated useful lives for certain classes of offshore drilling rigs. As compared to the original estimate of useful lives, the effect of such change reduced depreciation expense and increased net income for the quarter ended June 30, 1996 by approximately $2.1 million and $1.4 million ($0.02 per share), respectively. For the six months ended June 30, 1996, the effect of such change reduced depreciation expense and increased net income by approximately $4.2 million and $2.7 million ($0.05 per share), respectively. The estimated useful lives of the Company's offshore drilling rigs, after the change in estimate, range from 10 to 25 years.

      Goodwill

           Goodwill is amortized on a straight-line basis over 20 years. Amortization as of June 30, 1996 totaled $0.7 million.

      Use of Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

      Reclassifications

           Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

      2.  MERGER WITH ARETHUSA

           On April 29, 1996, the Company acquired 100% of the stock of Arethusa. Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters and provided drilling services worldwide to international and government-controlled oil and gas companies. The consideration consisted of the following (in thousands):


            Common stock issued to Arethusa shareholders  $ 539,296
            Arethusa stock options assumed..............     11,381
                                                          ---------
             Total equity consideration.................    550,677
            Acquisition costs...........................     10,300
                                                          ---------
             Total consideration........................  $ 560,977
                                                          =========

           The Company issued 17.9 million common shares to the Arethusa shareholders based on an exchange ratio of .88 shares for each share of issued and outstanding Arethusa common stock. The shares were valued for financial reporting purposes at $30.14 based on a seven-day average of the closing price at the time the merger was announced (December 7, 1995).

           The merger with Arethusa was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $68.6 million, drilling and other property and equipment of $505.5 million, and the assumption of current liabilities of $12.0 million, other net long-term liabilities of $3.9 million, and debt of $67.5 million. In addition, a deferred tax liability of $26.1 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $86.1 million, which has been accounted for as goodwill and is being amortized over 20 years using the straight-line method. This allocation was based on preliminary estimates and may be revised at a later date. It is not expected that the final allocation of the purchase price will result in any material difference.

           The accompanying consolidated statements of operations reflect the operating results of Arethusa since April 29, 1996, the effective date of the merger. Pro forma consolidated operating results of the Company and Arethusa for the six months ended June 30, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, are summarized below:


                                     SIX MONTHS ENDED JUNE 30,
                               ------------------------------------
                                   1996                   1995
                               -------------          -------------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ......................     $309,964             $207,290
Net income (loss) ............       58,799               (7,499)
Net income (loss) per share...         0.87                (0.11)

           The pro forma information for the six months ended June 30, 1996 and 1995 includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired and the amortization of goodwill arising from the transaction. The pro forma information for the six months ended June 30, 1995 also includes adjustments for (i) the acquisition of the Arethusa Yatzy, which occurred on May 3, 1995, (ii) the sale of the Treasure Stawinner by Arethusa, which occurred June 30, 1995, (iii) the dividend and capital distribution declared by Arethusa on June 30, 1995 and paid July 28, 1995, (iv) the Company's initial public offering and, in connection therewith, the use of the proceeds to repay all of the Company's then outstanding indebtedness to Loews Corporation ("Loews") and to fund the payment of a special dividend to Loews, and (v) interest expense for working capital borrowings, and commitment and other fees, under a credit facility as if each had occurred at the beginning of the period. The pro forma information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.


      3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

           Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:



                                              JUNE 30,        DECEMBER 31,
                                             ----------------------------
                                                1996             1995
                                             ----------------------------
                                                   (IN THOUSANDS)
        Drilling rigs and equipment....      $1,221,384       $   689,438
        Construction work in progress..          77,390            19,016
        Land and buildings.............          13,081             3,655
        Office equipment and other.....           8,464             6,300
                                             ----------------------------
                                              1,320,319           718,409
        Less accumulated depreciation..        (243,426)         (216,131)
                                             ----------------------------
              Total....................      $1,076,893       $   502,278
                                             ============================

           For the six months ended June 30, 1996, the Company capitalized interest cost of $1.3 million in construction work in progress with respect to qualifying construction projects.

           During May 1996, the Company sold the Ocean Magallanes, a jack-up drilling rig which had previously been stacked in Punta Arenas, Chile, for approximately $3.1 million. The sale generated an after-tax gain during the second quarter of 1996 of $2.0 million, or $0.03 per share.

      4.  ACCRUED LIABILITIES

           Accrued liabilities consist of the following:


                                                 JUNE 30,  DECEMBER 31,
                                                 ----------------------
                                                   1996        1995
                                                 ----------------------
                                                     (IN THOUSANDS)
                    Compensation and benefits..   $25,303       $17,402
                    Other......................    27,067        16,527
                                                 ----------------------
                        Total..................   $52,370       $33,929
                                                 ======================

      5.  LONG-TERM DEBT

           In connection with the merger between the Company and Arethusa, the Company assumed long-term debt (including the current portion) of $67.5 million on two credit agreements with a group of banks. During May 1996, using cash acquired in the merger and the Company's $150.0 million revolving credit facility with a group of banks (the "Credit Facility"), both Arethusa loans were repaid in full. Interest expense includes interest for the period from the effective date of the merger to the date of repayment of the loans and the payment of breakage and penalty charges.

           The Credit Facility is a revolving line of credit for a five-year term expiring in 2001 which provides a maximum credit commitment of $150.0 million. The unused credit available under the Credit Facility at June 30, 1996 was $80.0 million. Interest expense on borrowings under the Credit Facility are capitalized to qualified construction projects (see Note 3). The weighted average interest rate, including commitment and arrangement fees, was 9.3% at June 30, 1996. The Company is required, under the Credit Facility, to maintain certain consolidated financial ratios and the Credit Facility places certain limitations on dividends and similar payments.

      6.  INCOME TAXES

           The Company's income tax expense for the quarter and six months ended June 30, 1996 differs from that expected using statutory tax rates because of net income for which income tax expense is provided at other than U.S. rates. For the quarter and six months ended June 30, 1995, the Company's tax benefit was higher than that using statutory rates primarily due to profits in foreign jurisdictions where the Company's tax liability was minimal.

      7.  SUBSEQUENT EVENT

           During July 1996, the Company sold the Ocean Conquest, a jack-up drilling rig located in the Gulf of Mexico, for approximately $9.0 million, net of commissions. The sale will generate an after-tax gain during the third quarter of 1996 of approximately $4.5 million, or $0.06 per share.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

      GENERAL

           Effective April 29, 1996, the merger between the Company and Arethusa (Off-Shore) Limited ("Arethusa") was completed (the "Merger"). Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters, and provided drilling services worldwide to international and government-controlled oil and gas companies. Because the Merger was accounted for as a purchase for financial reporting purposes, results of operations include those of Arethusa from the effective date of the Merger. See Note 2 to the Company's Consolidated Financial Statements.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1996 AND 1995

           Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its turnkey operations). The Company's drillship, Ocean Clipper I, is included in Other Semisubmersibles for discussion purposes.

                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                           --------------------  INCREASE/
                                             1996       1995     (DECREASE)
                                           -----------------------------------
                                                    (in thousands)
REVENUES
Fourth-Generation Semisubmersibles.......  $ 26,378   $ 15,596      $10,782
Other Semisubmersibles...................    84,948     40,621       44,327
Jack-ups.................................    28,097     15,446       12,651
Turnkey..................................     4,891        403        4,488
Land.....................................     5,440      4,189        1,251
Eliminations.............................    (2,771)      (149)      (2,622)
                                           ----------------------------------
    Total Revenues.......................  $146,983   $ 76,106      $70,877
                                           ==================================
CONTRACT DRILLING EXPENSE
Fourth-Generation Semisubmersibles.......  $  8,937   $  9,192      $  (255)
Other Semisubmersibles...................    49,390     31,462       17,928
Jack-ups.................................    18,540     15,399        3,141
Turnkey..................................     3,928        252        3,676
Land.....................................     4,392      3,856          536
Other....................................      (819)      (331)        (488)
Eliminations.............................    (2,771)      (149)      (2,622)
                                           ----------------------------------
    Total Contract Drilling Expense......  $ 81,597   $ 59,681      $21,916
                                           ==================================
OPERATING INCOME (LOSS)
Fourth-Generation Semisubmersibles.......  $ 17,441   $  6,404      $11,037
Other Semisubmersibles...................    35,558      9,159       26,399
Jack-ups.................................     9,557         47        9,510
Turnkey..................................       963        151          812
Land.....................................     1,048        333          715
Other....................................       819        331          488
General and Administrative Expense.......    (3,449)    (3,334)        (115)
Depreciation and Amortization Expense....   (18,396)   (13,076)      (5,320)
Gain on Sale of Assets...................     3,073         41        3,032
                                           ----------------------------------
    Total Operating Income (Loss)........  $ 46,614   $     56      $46,558
                                           ==================================


           Revenues. The $10.8 million increase in revenues from fourth-generation semisubmersibles resulted from improvements in dayrates ($7.5 million) and increases in utilization ($3.3 million). During the second quarter of 1995, the days worked by fourth-generation rigs were negatively impacted by downtime for modifications upon the relocation of two fourth-generation rigs during the first half of 1995. The $44.3 million increase in revenues from other semisubmersibles was partially attributable to revenues of $24.2 million generated by the eight semisubmersibles acquired in the Merger. In addition, improvements in dayrates, primarily in the Gulf of Mexico and the North Sea, contributed an increase of $21.9 million. The $12.7 million increase in revenues from jack-ups reflect $6.5 million generated by the five jack-ups acquired in the Merger and $5.5 million from improvements in dayrates. The $4.5 million increase in turnkey revenues resulted primarily from overall project management services performed for two customers during the quarter ended June 30, 1996. The $1.3 million increase in land drilling revenues resulted primarily from an increase in utilization during the current quarter.

           Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles was relatively unchanged from the second quarter of the prior year. The $17.9 million increase in expenses for other semisubmersibles resulted from $8.7 million associated with rigs acquired in the Merger and increased expenses for shipyard repairs on two rigs during the quarter ended June 30, 1996. The three months ended June 30, 1996 include additional operating expenses incurred on a semisubmersible in the Gulf of Mexico which was cold stacked in the comparable period of the prior year. The $3.1 million increase in expenses for jack-ups resulted primarily from the additional rigs acquired in the Merger. The $3.7 million increase in turnkey expense resulted from project management services provided during the quarter ended June 30, 1996.

           General and Administrative Expense. General and administrative expense of $3.4 million for the quarter ended June 30, 1996 increased due to the Merger; however, these increases were offset by cost savings in rent due to the February 1996 purchase of the building in which the Company has its corporate headquarters. In addition, approximately $0.4 million of general and administrative expenses associated with construction on the Ocean Quest, Ocean Star, and Ocean Clipper I were capitalized to these projects during the second quarter of 1996.

           Depreciation and Amortization Expense. Depreciation and amortization expense of $18.4 million for the quarter ended June 30, 1996 included a change in accounting estimate to increase the estimated useful lives for certain classes of rigs which reduced depreciation expense by approximately $2.1 million, as compared to the quarter ended June 30, 1995. Offsetting this decrease were increases in depreciation for (i) the eight semisubmersibles and three jack-up drilling rigs acquired in the Merger, (ii) three rig upgrades completed in the third and fourth quarters of 1995 and (iii) capital expenditures associated with the Company's continuing rig enhancement program.

           Gain on Sale of Assets. Gain on sale of assets for the quarter ended June 30, 1996 consists of a gain on the sale of the Company's jack-up drilling rig located in Punta Arenas, Chile.

           Interest Expense. Interest expense of $0.1 million for the quarter ended June 30, 1996 consists of interest costs incurred of $1.1 million, net of capitalized interest of $1.0 million. The decrease from $8.8 million for the same period of the prior year was attributable to a reduction in the outstanding indebtedness resulting from the repayment of the Company's loan from Loews Corporation ("Loews") in connection with the initial public offering in October 1995. See Notes 3 and 5 to the Company's Consolidated Financial Statements.

           Income Tax (Expense) Benefit. The income tax (expense) benefit for the quarter ended June 30, 1996 was $(13.8) million as compared to $5.5 million for the comparable period of the prior year. This change resulted primarily from the increase of $55.1 million in the Company's income before income tax (expense) benefit. In addition, during the quarter ended June 30, 1995, the Company's tax benefit reflects the effects of profits in foreign jurisdictions where the Company's tax liability was minimal.

           Net Income (Loss). Net income for the quarter ended June 30, 1996 increased $35.8 million to $33.0 million, as compared to a net loss of $(2.8) million for the comparable period of the prior year. The increase resulted primarily from an increase in operating income of $46.6 million and a decrease in interest expense of $8.7 million, partially offset by an increase in income tax expense of $19.3 million.

      SIX MONTHS ENDED JUNE 30, 1996 AND 1995

           Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its turnkey operations). The Company's drillship, Ocean Clipper I, is included in Other Semisubmersibles for discussion purposes.


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                           ---------------------    INCREASE/
                                              1996         1995     (DECREASE)
                                           ------------------------------------
                                                       (in thousands)
REVENUES
Fourth-Generation Semisubmersibles.......     $47,843     $27,298     $20,545
Other Semisubmersibles...................     137,943      76,134      61,809
Jack-ups.................................      48,233      32,371      15,862
Turnkey..................................      18,517       3,547      14,970
Land.....................................      10,542       9,665         877
Other....................................          --          67         (67)
Eliminations.............................      (9,227)     (2,216)     (7,011)
                                           ------------------------------------
     Total Revenues......................    $253,851    $146,866    $106,985
                                           ====================================
CONTRACT DRILLING EXPENSE
Fourth-Generation Semisubmersibles.......     $16,834     $17,487    $   (653)
Other Semisubmersibles...................      80,880      62,235      18,645
Jack-ups.................................      33,467      30,905       2,562
Turnkey..................................      18,056       4,919      13,137
Land.....................................       9,165       8,565         600
Other....................................      (1,421)       (463)       (958)
Eliminations.............................      (9,227)     (2,216)     (7,011)
                                           ------------------------------------
     Total Contract Drilling Expense.....    $147,754    $121,432    $ 26,322
                                           ====================================
OPERATING INCOME (LOSS)
Fourth-Generation Semisubmersibles.......     $31,009      $9,811    $ 21,198
Other Semisubmersibles...................      57,063      13,899      43,164
Jack-ups.................................      14,766       1,466      13,300
Turnkey..................................         461      (1,372)      1,833
Land.....................................       1,377       1,100         277
Other....................................       1,421         530         891
General and Administrative Expense.......      (6,552)     (6,474)        (78)
Depreciation and Amortization Expense....     (30,465)    (28,064)     (2,401)
Gain on Sale of Assets...................       3,230         430       2,800
                                           ------------------------------------
     Total Operating Income (Loss).......     $72,310     $(8,674)    $80,984
                                           ====================================

           Revenues. The $20.5 million increase in revenues from fourth-generation semisubmersibles resulted from improvements in dayrates ($13.8 million) and increases in utilization ($6.7 million). The improvement in utilization for 1996 was partially attributable to the relocation of two fourth-generation rigs during the comparable period of the prior year, reducing the days worked for these rigs during that period. The $61.8 million increase in revenues from other semisubmersibles was primarily attributable to the addition of eight semisubmersibles acquired in the Merger and increases in dayrates in both the North Sea and the Gulf of Mexico. These increases were partially offset by a reduction in revenues during the first six months of 1996 of approximately $3.6 million due to the Ocean Baroness being out of service while modifications were being performed for a term contract in South America which began in April 1996. The $15.9 million increase in revenues from jack-ups resulted primarily from revenues associated with rigs acquired in the Merger and improvements in dayrates in the Gulf of Mexico. The $15.0 million increase in turnkey revenues resulted from turnkey projects of greater magnitude and overall project management services completed during 1996 as compared to those completed during the same period of the prior year.

           Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles was relatively unchanged from the first six months of the prior year. The $18.6 million increase for other semisubmersibles resulted from the additional rigs acquired in the Merger, increased expenses for shipyard repairs on two rigs, and increased expenses on a rig working during the current period but cold stacked during the comparable period of the prior year. The $2.6 million increase in jack-up expense resulted primarily from the rigs acquired in the Merger. The $13.1 million increase in turnkey expense resulted from more extensive turnkey wells drilled, project management services provided and cost overruns on one turnkey well during the current year.

           General and Administrative Expense. General and administrative expense of $6.6 million for the six months ended June 30, 1996 increased due to the Merger; however, these increases were offset by cost savings in rent due to the February 1996 purchase of the building in which the Company has its corporate headquarters. In addition, approximately $0.4 million of general and administrative expenses associated with construction on the Ocean Quest, Ocean Star, and Ocean Clipper I were capitalized to these projects during the second quarter of 1996.

           Depreciation and Amortization Expense. Depreciation and amortization expense of $30.5 million for the six months ended June 30, 1996 included a change in accounting estimate to increase the estimated useful lives for certain classes of rigs which reduced depreciation expense by approximately $4.2 million, as compared to the six months ended June 30, 1995. Offsetting this decrease were increases in depreciation for (i) the 11 rigs acquired in the Merger, (ii) three rig upgrades completed in the third and fourth quarters of 1995, and (iii) capital expenditures associated with the Company's continuing rig enhancement program. In addition, depreciation expense for the comparable period of the prior year included a $2.1 million write-down in the carrying value of a semisubmersible.

           Gain on Sale of Assets. Gain on sale of assets for the six months ended June 30, 1996 consists primarily of a gain on the sale of the Company's jack-up drilling rig located in Punta Arenas, Chile.

           Interest Expense. Interest expense of $0.1 million for the six months ended June 30, 1996 consists of interest costs incurred of $1.4 million, net of capitalized interest of $1.3 million. The decrease from $17.3 million for the same period of the prior year was attributable to a reduction in the outstanding indebtedness resulting from the repayment of the Company's loan from Loews in connection with the initial public offering in October 1995. See Notes 3 and 5 to the Company's Consolidated Financial Statements.

           Income Tax (Expense) Benefit. The income tax (expense) benefit for the six months ended June 30, 1996 was $(21.2) million as compared to $10.8 million for the comparable period of the prior year. This change resulted primarily from the increase of $98.1 million in the Company's income before income tax (expense) benefit. In addition, during the six months ended June 30, 1995, the Company's tax benefit reflects the effects of profits in foreign jurisdictions where the Company's tax liability was minimal.

           Net Income (Loss). Net income for the six months ended June 30, 1996 increased $66.1 million to $51.8 million, as compared to a net loss of $(14.3) million for the comparable period of the prior year. The increase resulted primarily from an increase in operating income of $81.0 million and a decrease in interest expense of $17.2 million, partially offset by an increase in income tax expense of $32.0 million.

      OUTLOOK

           The deep water and harsh environment markets for semisubmersible rigs have experienced improved demand and higher dayrates during the past year, due in part to the increasing impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures. Both the Gulf of Mexico and the North Sea semisubmersible markets have experienced increased utilization and significantly higher dayrates through the first six months of 1996. Consequently, many customers are contracting rigs serving those markets under term contracts (as opposed to contracts let on a single well or well-to-well basis). In the Gulf of Mexico, the Ocean America contract has been extended for one year through May 1997 at an improved dayrate. The Ocean Neptune will be upgraded to 3,000 feet water depth capability and will operate under a two-year contract. See " - Capital Resources".

           The Ocean Victory, presently idle offshore Falmouth, England, will soon commence mobilization to the Gulf of Mexico for modifications in connection with a three-year deep water drilling program anticipated to begin September 1997. The upgrade will include stability enhancements, addition of a new chain/wire mooring system for operation in 5,000 foot water depths, and other significant enhancements. The Company's drillship, the Ocean Clipper I, will be upgraded during 1996 and 1997 to operate in the ultra-deep water market of the Gulf of Mexico with dynamic positioning capabilities, in connection with a four-year term contract with a major oil company that has been agreed to in principle. The oil company has an option to terminate the contract prior to its scheduled termination date upon payment to the Company of a termination fee. See "
      - Capital Resources". In the North Sea, the Company obtained a two-year contract for the Ocean Alliance commencing in October 1996. In addition, the contract for the Ocean Guardian, also in the North Sea, has been extended for one year through July 1997.

           The market for jack-up rigs in the Gulf of Mexico continues to show signs of strengthening. Dayrates have improved from those earned in the prior year; however, short-term contracts remain prevalent in this market. The Company considers its upcoming contract expirations for its jack-up fleet typical of prevailing market conditions.

           Historically, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions will continue.

      LIQUIDITY

           Net cash provided by operating activities for the six months ended June 30, 1996 increased by $56.9 million to $67.9 million, as compared to $11.0 million for the comparable period of the prior year. This increase was attributable to a $66.1 million increase in net income and a $9.6 million increase in accounts payable and accrued liabilities for 1996, partially offset by an increase of $30.0 million in accounts receivable. The increases in working capital during the six months ended June 30, 1996 resulted primarily from the Merger. See Note 2 to the Company's Consolidated Financial Statements. Cash used in investing activities increased $56.0 million primarily due to capital expenditures for major upgrades during 1996 of $90.1 million, partially offset by cash acquired in the Merger. Cash provided by financing activities for the six months ended June 30, 1996 decreased $4.2 million primarily due to repayment of debt assumed in the Merger, partially offset by net borrowings of $70.0 million on the Credit Facility as compared to $9.0 million of net borrowings on the Company's indebtedness to Loews during the same period of the prior year.

           The Company uses funds available under a revolving credit facility with a group of banks (the "Credit Facility"), together with cash flow from operations, to fund its capital expenditure and working capital requirements. The Credit Facility is a revolving line of credit for a five-year term providing a maximum credit commitment of $150.0 million until February 1998, at which time and at the end of each six-month period thereafter, the commitment will decrease by $12.5 million to a final maximum credit commitment of $75.0 million during the last six months. Borrowings under the Credit Facility bear interest, at the Company's option, at a per annum rate equal to a base rate (equal to the greater of (i) the prime rate announced by Bankers Trust Company or (ii) the Federal Funds rate plus .50%) plus .25% or the Eurodollar rate plus 1.25%. The Company is required to pay a commitment fee of .375% on the unused available portion of the maximum credit commitment. Borrowings are secured by security interests in certain of the Company's assets. The Credit Facility also contains covenants that limit the amount of total consolidated debt, require the maintenance of certain consolidated financial ratios and limit dividends and similar payments. As of June 30, 1996, the Company was in compliance with each of these covenants.

           It is anticipated that the Credit Facility will be used primarily to fund rig upgrades and similar capital expenditure requirements. In management's opinion, the Company's cash generated from operations and borrowings available under its Credit Facility are sufficient to meet its anticipated short and long-term liquidity needs, including its capital expenditure requirements.

      CAPITAL RESOURCES

           Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program, including top-drive drilling system installations and water depth and drilling capability upgrades. The Company has revised its capital budget for the additional rigs acquired in the Merger. The Company expects to spend approximately $240.0 million, including interest expense to be capitalized, during 1996 for rig upgrades in connection with contract requirements. Included in this amount is approximately $41.2 million for 1996 expenditures in conjunction with the upgrade of the Ocean Clipper I to operate in deep water with dynamic positioning capabilities, $22.3 million to increase the water depth capability to 3,000 feet on the Ocean Neptune, and $17.7 million for 1996 expenditures to upgrade the Ocean Victory for deep water drilling in the Gulf of Mexico. In addition, approximately $114.6 million is included for the upgrades relating to the letter of intent and the contract for the Ocean Star and Ocean Quest, respectively. Because these projects are accompanied by term contracts at favorable dayrates, the expenditures are, in the Company's opinion, financially justified. During the six months ended June 30, 1996, $90.1 million was expended on these projects. The Company expects to evaluate other projects as opportunities arise. In addition, the Company has budgeted $60.3 million for 1996 capital expenditures associated with its continuing rig enhancement program. Through June 30, 1996, $10.3 million has been expended on this program. It is management's opinion that significant improvements in operating cash flow resulting from current conditions of improved dayrates and utilization and the increasing number of term contracts for rigs in certain markets, in conjunction with borrowings under the Credit Facility, will be sufficient to meet these capital requirements.

           The Company is analyzing financing alternatives that may be available to it in the public or private capital markets. Proceeds of any such financing transactions may be used for repayment of higher cost debt, to fund rig upgrades or acquisitions or for other corporate purposes. The Company's ability to effect any such financings will be dependent on its historical results of operations, its current financial condition and other factors beyond the Company's control.

           Also, from time to time the Company reviews acquisition opportunities, although the Company has no current plans to purchase or otherwise acquire additional rigs.

      OTHER

           Sale of Asset. During July 1996, the Company sold a jack-up drilling rig, Ocean Conquest, for approximately $9.0 million, net of commissions. The rig was previously stacked in the Gulf of Mexico. The sale will generate an after-tax gain during the third quarter of 1996 of approximately $4.5 million for the Company.

           Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include the U.K., Australia and Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. However, contracts presently covering three of the Company's four rigs operating in the U.K. sector of the North Sea are payable in U.S. dollars. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and pounds sterling for operating costs payable in pounds sterling, although it may seek to do so in the future.

           Currency translation adjustments are accumulated in a separate section of stockholders' equity. However, when the Company ceases its operations in a currency environment, the accumulated adjustments are recognized currently in results of operations. Translation gains and losses for the Company's operations in Brazil have been recognized currently due to the hyperinflationary status of this environment. The effect on results of operations has not been material and is not expected to have a significant effect in the future due to the recent stabilization of currency rates in Brazil.

                          PART II.  OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

           None.


      ITEM 2.  CHANGES IN SECURITIES

           None.


      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

      ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the annual meeting of stockholders of the Company held on April 29, 1996, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as follows:

      Item 1. To vote upon a proposal to approve the issuance of up to 18,000,000 shares of common stock, par value $0.01 per share, of the Company in connection with the acquisition by the Company of Arethusa, pursuant to which Arethusa will become a wholly owned subsidiary of the Company.


           For         Against or Withheld    Abstain     Broker Non-Vote
           41,872,648         200             75,000            0



      Item 2. To elect five directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified.


                             For          Against or Withheld  Broker Non-Vote
      James S. Tisch         41,947,648          200                 0
      David M. Ifshin        41,947,648          200                 0
      Herbert C. Hofmann     41,947,648          200                 0
      Robert E. Rose         41,947,648          200                 0
      Raymond S. Troubh      41,947,648          200                 0


      Item 3. To ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 1996.



               For         Against or Withheld      Abstain     Broker Non-Vote
               41,872,648         100                 75,100          0

      ITEM 5.  OTHER INFORMATION

           In July 1996, Mr. Arthur Rebell was elected to the Board of Directors of the Company. Mr. Rebell is a Professor of Mergers & Acquisitions at New York University's Graduate School of Business and was previously a Managing Director with Schroder Wertheim & Co., Inc.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          Exhibit 27 - Financial Data Schedule.

      (b) Reports on Form 8-K.

          The Company filed the following reports on Form 8-K during the second quarter of 1996:

            Date of Report  Description of Event
            --------------  ----------------------------------------

            May 13, 1996    Merger with Arethusa (Off-Shore) Limited


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DIAMOND OFFSHORE DRILLING, INC.
                                           (Registrant)



Date  29-Jul-1996                  By: \s\ Lawrence R. Dickerson
      -----------                      ----------------------------------------
                                       Lawrence R. Dickerson
                                       Senior Vice President and Chief
                                       Financial Officer



Date  29-Jul-1996                      \s\ Gary T. Krenek
      -----------                      ----------------------------------------
                                       Gary T. Krenek
                                       Controller and Principal Accounting
                                       Officer

                               INDEX TO EXHIBITS

Exhibit     Description
- -------     -----------
  27        Financial Data Schedule