Form 10-Q
period 1996-09-30
DIAMOND OFFSHORE DRILLING INC
filed 1996-11-12
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended  September 30, 1996

                                       OR
            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from             to
                                              ------------   ------------

                        Commission file number  1-13926


                        DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                                        76-0321760
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of September 30, 1996       Common stock, $.01 par value per share
68,286,529 shares

                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996


                                                                                           PAGE NO.
COVER PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

DOCUMENT TABLE OF CONTENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . . .   3
                  Consolidated Statements of Operations   . . . . . . . . . . . . . . . . .   4
                  Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . .   5
                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . .   11

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

         ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

         ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . .   19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .   19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .   19

         ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . .   19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                               SEPTEMBER 30,      DECEMBER 31,
                                                              ---------------   ---------------
                                                                    1996             1995
                                                              ---------------   ---------------
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . .    $         11,357  $         10,306
    Short-term investments  . . . . . . . . . . . . . . .               6,827             5,041
    Accounts receivable   . . . . . . . . . . . . . . . .             135,008            74,496
    Rig inventory and supplies  . . . . . . . . . . . . .              30,678            15,330
    Prepaid expenses and other  . . . . . . . . . . . . .              11,460            10,601
                                                              ---------------   ---------------
                Total current assets  . . . . . . . . . .             195,330           115,774
DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS
     ACCUMULATED DEPRECIATION   . . . . . . . . . . . . .           1,128,653           502,278
GOODWILL, NET OF AMORTIZATION . . . . . . . . . . . . . .              86,258                --
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .               3,778                --
                                                              ---------------   ---------------
                Total assets  . . . . . . . . . . . . . .    $      1,414,019  $        618,052
                                                              ===============   ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable  . . . . . . . . . . . . . . . . . .    $         46,216  $         32,765
    Accrued liabilities   . . . . . . . . . . . . . . . .              35,331            19,486
                                                              ---------------   ---------------
                Total current liabilities   . . . . . . .              81,547            52,251
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . .              55,000                --
DEFERRED TAX LIABILITY  . . . . . . . . . . . . . . . . .             134,268            72,907
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . .               5,870                --
                                                              ---------------   ---------------
                Total liabilities   . . . . . . . . . . .             276,685           125,158
                                                              ---------------   ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock (par value $.01, 25,000,000 shares
       authorized, none issued and outstanding) . . . . .                  --                --
    Common stock (par value $.01, 200,000,000 shares
       authorized, 68,286,529 and 50,000,000 shares
       issued and outstanding at September 30, 1996 and
       December 31, 1995, respectively) . . . . . . . . .                 683               500

    Additional paid-in capital  . . . . . . . . . . . . .           1,219,416           665,107
    Accumulated deficit   . . . . . . . . . . . . . . . .             (81,210)         (171,444)
    Cumulative translation adjustment   . . . . . . . . .              (1,555)           (1,269)
                                                              ---------------   ---------------
                Total stockholders' equity  . . . . . . .           1,137,334           492,894
                                                              ---------------   ---------------
                Total liabilities and stockholders' equity   $      1,414,019  $        618,052
                                                              ===============   ===============

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                          -------------------------     --------------------------
                                                             1996           1995            1996           1995
                                                          ------------  -----------     ------------  ------------
REVENUES                                                 $     170,622  $    91,716     $    424,473  $    238,582

OPERATING EXPENSES:
    Contract drilling                                           94,355       63,828          242,109       185,260
    General and administrative                                   4,109        2,979           10,661         9,453
    Depreciation and amortization                               21,597       13,361           52,062        41,425
    Gain on sale of assets                                      (6,959)         (24)         (10,189)         (454)
                                                          ------------  -----------     ------------  ------------
      Total operating expenses                                 113,102       80,144          294,643       235,684
                                                          ------------  -----------     ------------  ------------
OPERATING INCOME                                                57,520       11,572          129,830         2,898

OTHER INCOME (EXPENSE):
    Interest expense                                                --       (8,874)            (104)      (26,139)
    Currency transaction gains (losses)                            (34)        (133)              42          (179)
    Other                                                          443          438            1,075         1,263
                                                          ------------  -----------     ------------  ------------
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT               57,929        3,003          130,843       (22,157)

INCOME TAX (EXPENSE) BENEFIT                                   (19,449)      (1,581)         (40,609)        9,237
                                                          ------------  -----------     ------------  ------------
NET INCOME (LOSS)                                         $     38,480  $     1,422     $     90,234  $    (12,920)
                                                          ============  ===========     ============  ============
NET INCOME PER SHARE                                      $       0.56                  $       1.50
                                                          ============                  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                             68,282                        60,179
                                                          ============                  ============

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   ---------------------------------
                                                                          1996             1995
                                                                   ---------------   ---------------
OPERATING ACTIVITIES:
     Net income (loss)   . . . . . . . . . . . . . . . . . . .    $          90,234 $        (12,920)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization  . . . . . . . . . . . . .               52,062           39,503
      Gain on sale of assets . . . . . . . . . . . . . . . . .              (10,189)            (454)
      Write-down of asset  . . . . . . . . . . . . . . . . . .                   --            1,922
      Accrued interest converted to notes payable to Loews . .                   --           26,123
      Deferred tax provision (benefit) . . . . . . . . . . . .               34,773           (9,679)
     Changes in operating assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . .              (27,509)          (8,425)
      Rig inventory and supplies and other current assets  . .               (2,082)          (2,205)
      Other assets, non-current  . . . . . . . . . . . . . . .               (1,566)              --
      Accounts payable and accrued liabilities . . . . . . . .               16,063           (5,842)
      Other liabilities, non-current . . . . . . . . . . . . .                1,113               --
      Other, net . . . . . . . . . . . . . . . . . . . . . . .                 (263)             266
                                                                   ----------------  ---------------
          Net cash provided by operating activities   . . . . .             152,636           28,289
                                                                   ----------------  ---------------

INVESTING ACTIVITIES:
     Cash acquired in Arethusa merger  . . . . . . . . . . . .               20,883               --
     Capital expenditures  . . . . . . . . . . . . . . . . . .             (174,863)         (34,653)
     Proceeds from sale of assets  . . . . . . . . . . . . . .               14,062              645
     Change in short-term investments  . . . . . . . . . . . .               (1,786)               6
                                                                   ----------------  ---------------
          Net cash used in investing activities   . . . . . . .            (141,704)         (34,002)

FINANCING ACTIVITIES:
     Net borrowings on revolving line of credit  . . . . . . .               55,000               --
     Repayment of debt assumed in Arethusa merger  . . . . . .              (67,477)              --
     Deferred financing costs  . . . . . . . . . . . . . . . .               (1,803)              --
     Proceeds from stock options exercised . . . . . . . . . .                4,399               --
     Net repayments to Loews . . . . . . . . . . . . . . . . .                   --           (2,000)
                                                                   ----------------  ----------------
          Net cash used in financing activities   . . . . . . .              (9,881)          (2,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . . .               1,051           (7,713)
     Cash and cash equivalents, beginning of period  . . . . .               10,306           17,770
                                                                   ----------------  ---------------
     Cash and cash equivalents, end of period  . . . . . . . .    $          11,357 $         10,057
                                                                   ================  ===============

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

     In order to guarantee the Company's performance under drilling contracts in Indonesia and India and rig availability for certain drilling contract bids, the Company maintains deposits which are restricted as to withdrawal or usage. As of September 30, 1996, the Company had $3.0 million in such restricted accounts.

Supplementary Cash Flow Information

     Non-cash financing activities for the nine months ended September 30, 1996 included $550.7 million for the issuance of 17.9 million shares of common stock and the assumption of stock options for the purchase of 0.5 million shares in connection with the merger between the Company and Arethusa (Off-Shore) Limited ("Arethusa"). Non-cash investing activities for the nine months ended September 30, 1996 included $532.9 million of net assets acquired in the merger with Arethusa (see Note 2).

     Non-cash financing activities for the nine months ended September 30, 1995 included $26.1 million of interest expense accrued and included in long-term debt and a $39.7 million capital contribution from Loews Corporation ("Loews").

     Cash payments made for interest on long-term debt, including commitment fees, and for U.S. income taxes for the nine months ended September 30, 1996 totaled $2.5 million and $1.4 million, respectively.

Drilling and Other Property and Equipment

         For financial reporting purposes, depreciation is provided on the straight-line method over the remaining estimated useful lives from the date the asset is placed into service. The Company believes that certain offshore drilling rigs, due to their upgrade and design capabilities and maintenance history, have an operating life in excess of their depreciable life as originally assigned. For this reason, a change in accounting estimate, effective January 1, 1996, increased the estimated useful lives for certain classes of offshore drilling rigs. As compared to the original estimate of useful lives, the effect of such change reduced depreciation expense and increased net income for the quarter ended September 30, 1996 by approximately $2.1 million and $1.4 million ($0.02 per share), respectively. For the nine months ended September 30, 1996, the effect of such change reduced depreciation expense and increased net income by approximately $6.4 million and $4.1 million ($0.07 per share), respectively. The estimated useful lives of the Company's offshore drilling rigs, after the change in estimate, range from 10 to 25 years.

Goodwill

     Goodwill is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the nine months ended September 30, 1996 totaled $1.8 million.

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

2.  MERGER WITH ARETHUSA

     On April 29, 1996, the Company acquired 100% of the stock of Arethusa. Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters and provided drilling services worldwide to international and government-controlled oil and gas companies. The consideration consisted of the following (in thousands):

      Common stock issued to Arethusa shareholders ...............    $ 539,296
      Arethusa stock options assumed .............................       11,381
                                                                      ---------
          Total equity consideration .............................    $ 550,677
                                                                      =========

     The Company issued 17.9 million common shares to the Arethusa shareholders based on an exchange ratio of .88 shares for each share of issued and outstanding Arethusa common stock. The shares were valued for financial reporting purposes at $30.14 based on a seven-day average of the closing price of the Company's common stock at the time the merger was announced (December 7, 1995). In addition to equity consideration, the Company has incurred approximately $10.9 million of acquisition costs associated with the merger.

     The merger with Arethusa was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $67.2 million, drilling and other property and equipment of $505.5 million, and the assumption of current liabilities of $12.6 million, other net long-term liabilities of $3.9 million, and debt of $67.5 million. In addition, a deferred tax liability of $26.1 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $88.1 million, which has been accounted for as goodwill and is being amortized over 20 years using the straight-line method. This allocation is based on preliminary estimates and may be revised at a later date. It is not expected that the final allocation of the purchase price will result in any material difference (see Note 6).

     The accompanying consolidated statements of operations reflect the operating results of Arethusa since April 29, 1996, the effective date of the merger. Pro forma consolidated operating results of the Company and Arethusa for the nine months ended September 30, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, are summarized below:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------
                                                    1996                1995
                                             -------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Revenue ........................          $480,586           $ 329,956
        Net income .....................            97,730                 236
        Net income per share ...........              1.44                0.00

     The pro forma information for the nine months ended September 30, 1996 and 1995 includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired and the amortization of goodwill arising from the transaction. The pro forma information for the nine months ended September 30, 1995 also includes adjustments for (i) the acquisition of the Arethusa Yatzy, which occurred on May 3, 1995, (ii) the sale of the Treasure Stawinner by Arethusa, which occurred June 30, 1995, (iii) the dividend and capital distribution declared by Arethusa on June 30, 1995 and paid July 28, 1995, (iv) the Company's initial public offering and, in connection therewith, the use of the proceeds to repay all of the Company's then outstanding indebtedness to Loews and to fund the payment of a special dividend to Loews, and (v) interest expense for working capital borrowings, and commitment and other fees, under a credit facility as if each had occurred at the beginning of the period. The pro forma information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                 -------------------------------
                                                      1996             1995
                                                 -------------------------------
                                                        (IN THOUSANDS)
             Drilling rigs and equipment.....       $1,288,635         $689,438
             Construction work in progress...           79,729           19,016
             Land and buildings .............           13,474            3,655
             Office equipment and other .....            9,001            6,300
                                                 -------------------------------
                                                     1,390,839          718,409
             Less accumulated depreciation...         (262,186)        (216,131)
                                                 -------------------------------
                       Total.................       $1,128,653         $502,278
                                                 ===============================

     For the nine months ended September 30, 1996, the Company capitalized interest cost of $2.5 million in construction work in progress with respect to qualifying construction projects.

     During the nine months ended September 30, 1996, the Company sold two of its shallow water jack-up drilling rigs that had previously been stacked, increasing net income by $6.4 million, or $0.11 per share. The Ocean Magallanes was sold in May 1996 for approximately $4.2 million and generated an after-tax gain during the second quarter of 1996 of $2.0 million, or $0.03 per share. The Ocean Conquest was sold in July 1996 for approximately $9.0 million and generated an after-tax gain during the third quarter of 1996 of $4.4 million, or $0.07 per share.

4.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                 -------------------------------
                                                      1996             1995
                                                 -------------------------------
                                                          (IN THOUSANDS)
          Personal injury and other claims......    $19,228           $11,056
          Payroll and benefits..................      7,848             6,346
          Taxes.................................      5,504             1,860
          Other.................................      2,751               224
                                                 -------------------------------
                    Total.......................    $35,331           $19,486
                                                 ===============================

5.  LONG-TERM DEBT

     In connection with the merger between the Company and Arethusa, the Company assumed long-term debt (including the current portion) of $67.5 million on two credit agreements with a group of banks. During May 1996, using cash acquired in the merger supplemented by borrowings on the Company's $150.0 million revolving credit facility with a group of banks (the "Credit Facility"), both Arethusa loans were repaid in full. Interest expense includes interest for the period from the effective date of the merger to the date of repayment of the loans and the payment of breakage and penalty charges.

     The Credit Facility is a revolving line of credit for a five-year term expiring in 2001 which provides a maximum credit commitment of $150.0 million. The unused credit available under the Credit Facility at September 30, 1996 was $95.0 million. Interest expense on borrowings under the Credit Facility are capitalized to qualified construction projects (see Note 3). The weighted average interest rate, including commitment and arrangement fees, was 8.7% for the nine months ended September 30, 1996. The Company is required, under the Credit Facility, to maintain certain consolidated financial ratios and the Credit Facility places certain limitations on dividends and similar payments. As of September 30, 1996, the Company was in compliance with each of these covenants.

6.  CONTINGENCIES

     The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., have sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs have obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company intends to vigorously prosecute an appeal of the judgment. The Company has received notices from certain of its insurance underwriters reserving their rights to deny coverage on the Company's insurance policies in excess of $2.0 million for damages resulting from such lawsuit. Management believes that the Company has complied with all conditions to coverage and expects that it will ultimately be determined that the Company has insurance coverage for final unappealable damages, if any, in the case. The Company has not established a liability for such claim at this time.

     A subsidiary of the Company is defending and indemnifying Zapata Off-Shore Company and Zapata Corporation, pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The Company intends to vigorously defend the suit and no liability has been established at this time.

     Various other claims have been filed against the Company in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has recorded adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's financial position or results of operations.

7.  INCOME TAXES

     The Company's income tax expense for the quarter and nine months ended September 30, 1996 differs from that expected using statutory tax rates primarily because of net income for which income tax expense is provided at other than U.S. rates.

     For the quarter ended September 30, 1995, the Company's tax expense was higher than that using statutory rates primarily due to losses in foreign jurisdictions for which no tax benefit was recognized. The Company's tax benefit was higher than that using statutory rates for the nine months ended September 30, 1995 primarily due to profits in foreign jurisdictions where the Company's tax liability was minimal.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its turnkey operations and intercompany expenses charged to rig operations). Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

         During September 1996, the Company completed its major upgrade of the Ocean Quest, expanding the rig to have fourth-generation capabilities. Upon completion, the Ocean Quest is included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include the rig in Other Semisubmersibles). The Company's drillship, Ocean Clipper I, is included in Other Semisubmersibles for discussion purposes.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -----------------------   INCREASE/
                                                     1996         1995    (DECREASE)
                                                 ------------------------------------
                                                           (in thousands)
REVENUES
 Fourth-Generation Semisubmersibles . . . . .   $    28,779  $    19,358  $     9,421
 Other Semisubmersibles . . . . . . . . . . .        99,263       45,481       53,782
 Jack-ups . . . . . . . . . . . . . . . . . .        35,001       17,568       17,433
 Turnkey  . . . . . . . . . . . . . . . . . .         8,702        8,319          383
 Land . . . . . . . . . . . . . . . . . . . .         5,838        5,081          757
 Other  . . . . . . . . . . . . . . . . . . .            --          (67)          67
 Eliminations . . . . . . . . . . . . . . . .        (6,961)      (4,024)      (2,937)
                                                 ----------   ----------   ----------
          Total Revenues                        $   170,622  $    91,716  $    78,906
                                                 ==========   ==========   ==========
CONTRACT DRILLING EXPENSE
 Fourth-Generation Semisubmersibles . . . . .   $     9,000  $     8,303  $       697
 Other Semisubmersibles . . . . . . . . . . .        56,456       32,524       23,932
 Jack-ups . . . . . . . . . . . . . . . . . .        25,573       15,156       10,417
 Turnkey  . . . . . . . . . . . . . . . . . .         7,476        7,415           61
 Land . . . . . . . . . . . . . . . . . . . .         4,582        4,312          270
 Other  . . . . . . . . . . . . . . . . . . .          (963)         627       (1,590)
 Eliminations . . . . . . . . . . . . . . . .        (7,769)      (4,509)      (3,260)
                                                 ----------   ----------   ----------
          Total Contract Drilling Expense . .   $    94,355  $    63,828  $    30,527
                                                 ==========   ==========   ==========
OPERATING INCOME (LOSS)
 Fourth-Generation Semisubmersibles . . . . .   $    19,779  $    11,055  $     8,724
 Other Semisubmersibles . . . . . . . . . . .        42,807       12,957       29,850
 Jack-ups . . . . . . . . . . . . . . . . . .         9,428        2,412        7,016
 Turnkey  . . . . . . . . . . . . . . . . . .         1,226          904          322
 Land . . . . . . . . . . . . . . . . . . . .         1,256          769          487
 Other  . . . . . . . . . . . . . . . . . . .           963         (694)       1,657
 Eliminations . . . . . . . . . . . . . . . .           808          485          323
 General and Administrative Expense . . . . .        (4,109)      (2,979)      (1,130)
 Depreciation and Amortization Expense  . . .       (21,597)     (13,361)      (8,236)
 Gain on Sale of Assets . . . . . . . . . . .         6,959           24        6,935
                                                 ----------   ----------   ----------
          Total Operating Income                $    57,520  $    11,572  $    45,948
                                                 ==========   ==========   ==========

     Revenues. The $9.4 million increase in revenues from fourth-generation semisubmersibles resulted primarily from improvements in dayrates ($8.5 million) and increases in utilization ($0.9 million). The

$53.8 million increase in revenues from other semisubmersibles was primarily the result of (i) $32.9 million of revenue generated by the eight semisubmersibles acquired in the Merger, (ii) revenue from three rigs which were out of service while modifications were being performed during the quarter ended September 30, 1995 and (iii) revenue from one rig which was cold stacked during the same period of the prior year. In addition, improvements in dayrates, primarily in the Gulf of Mexico and the North Sea, contributed an increase in revenue of $11.6 million. The $17.4 million increase in revenues from jack-ups reflect $10.3 million generated by the five jack-ups acquired in the Merger and from improved dayrates.

     Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles was relatively unchanged from the third quarter of the prior year. The $23.9 million increase in expenses for other semisubmersibles resulted from $14.5 million associated with rigs acquired in the Merger, increased expenses for shipyard repairs on one rig, and additional operating expenses incurred on a semisubmersible in the Gulf of Mexico which was cold stacked in the comparable period of the prior year. The $10.4 million increase in expenses for jack-ups resulted primarily from the additional rigs acquired in the Merger. Other expenses decreased $1.6 million due to collections from a settlement in connection with a lawsuit and collections on accounts written off in the prior year used to reduce contract drilling expense. A reduction in maintenance and repairs on spare equipment also decreased contract drilling expense as compared to the prior year.

     General and Administrative Expense. General and administrative expense of $4.1 million for the quarter ended September 30, 1996 increased due to the Merger; however, these increases were partially offset by cost savings in rent due to the February 1996 purchase of the building in which the Company has its corporate headquarters. In addition, approximately $0.7 million of general and administrative expense associated with construction on the Ocean Quest, Ocean Star, and Ocean Clipper I was capitalized to these projects during the third quarter of 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $21.6 million for the quarter ended September 30, 1996 increased primarily due to additional expense for (i) the eight semisubmersibles and three jack-up drilling rigs acquired in the Merger, (ii) goodwill amortization expense associated with the Merger, (iii) three rig upgrades completed in the third and fourth quarters of 1995, and (iv) capital expenditures associated with the Company's continuing rig enhancement program. Partially offsetting these increases was a change in accounting estimate to increase the estimated useful lives for certain classes of rigs. This change reduced depreciation expense by approximately $2.1 million, as compared to the quarter ended September 30, 1995.

     Gain on Sale of Assets. Gain on sale of assets for the quarter ended September 30, 1996 consists primarily of a gain on the sale of the Ocean Conquest, a shallow water jack-up drilling rig located in the Gulf of Mexico.

     Interest Expense. Interest expense of $1.2 million incurred during the quarter ended September 30, 1996 was capitalized to qualified construction projects on the Ocean Quest, Ocean Star, and Ocean Clipper I. See Note 5 to the Company's Consolidated Financial Statements. The decrease from $8.9 million for the same period of the prior year was attributable to a reduction in outstanding indebtedness resulting from the repayment of the Company's loan from Loews Corporation ("Loews") in connection with the initial public offering in October 1995.

     Income Tax (Expense) Benefit. The income tax expense for the quarter ended September 30, 1996 was $19.4 million as compared to $1.6 million for the comparable period of the prior year. This change resulted primarily from the increase of $54.9 million in the Company's income before income tax expense.
In addition, during the quarter ended September 30, 1995, the Company's tax expense reflects the effects of losses in foreign jurisdictions for which no income tax benefit was recognized.

     Net Income (Loss). Net income for the quarter ended September 30, 1996 increased $37.1 million to $38.5 million, as compared to $1.4 million for the comparable period of the prior year. The increase resulted primarily from an increase in operating income of $45.9 million and a decrease in interest expense of $8.9 million, partially offset by an increase in income tax expense of $17.9 million.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its turnkey operations and intercompany expenses charged to rig operations). Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

         During September 1996, the Company completed its major upgrade of the Ocean Quest, expanding the rig to have fourth-generation capabilities. Upon completion, the Ocean Quest is included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include the rig in Other Semisubmersibles). The Company's drillship, Ocean Clipper I, is included in Other Semisubmersibles for discussion purposes.

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -----------------------   INCREASE/
                                                     1996         1995    (Decrease)
                                                 ------------------------------------
                                                           (in thousands)
REVENUES
 Fourth-Generation Semisubmersibles . . . . .   $    76,622  $    46,656  $    29,966
 Other Semisubmersibles . . . . . . . . . . .       237,206      121,615      115,591
 Jack-ups . . . . . . . . . . . . . . . . . .        83,235       49,939       33,296
 Turnkey  . . . . . . . . . . . . . . . . . .        27,219       11,866       15,353
 Land . . . . . . . . . . . . . . . . . . . .        16,380       14,746        1,634
 Other  . . . . . . . . . . . . . . . . . . .            --           --           --
 Eliminations . . . . . . . . . . . . . . . .       (16,189)      (6,240)      (9,949)
                                                 ----------   ----------   ----------
          Total Revenues                        $   424,473  $   238,582  $   185,891
                                                 ==========   ==========   ==========
CONTRACT DRILLING EXPENSE
 Fourth-Generation Semisubmersibles . . . . .   $    25,860  $    25,790  $        70
 Other Semisubmersibles . . . . . . . . . . .       137,311       94,759       42,552
 Jack-ups . . . . . . . . . . . . . . . . . .        59,040       46,061       12,979
 Turnkey  . . . . . . . . . . . . . . . . . .        25,533       12,334       13,199
 Land . . . . . . . . . . . . . . . . . . . .        13,748       12,877          871
 Other  . . . . . . . . . . . . . . . . . . .        (1,174)       1,116       (2,290)
 Eliminations . . . . . . . . . . . . . . . .       (18,209)      (7,677)     (10,532)
                                                 ----------   ----------   ----------
          Total Contract Drilling Expense . .   $   242,109  $   185,260  $    56,849
                                                 ==========   ==========   ==========
OPERATING INCOME (LOSS)
 Fourth-Generation Semisubmersibles . . . . .   $    50,762  $    20,866  $    29,896
 Other Semisubmersibles . . . . . . . . . . .        99,895       26,856       73,039
 Jack-ups . . . . . . . . . . . . . . . . . .        24,195        3,878       20,317
 Turnkey  . . . . . . . . . . . . . . . . . .         1,686         (468)       2,154
 Land . . . . . . . . . . . . . . . . . . . .         2,632        1,869          763
 Other  . . . . . . . . . . . . . . . . . . .         1,174       (1,116)       2,290
 Eliminations . . . . . . . . . . . . . . . .         2,020        1,437          583
 General and Administrative Expense . . . . .       (10,661)      (9,453)      (1,208)
 Depreciation and Amortization Expense  . . .       (52,062)     (41,425)     (10,637)
 Gain on Sale of Assets . . . . . . . . . . .        10,189          454        9,735
                                                 ----------   ----------   ----------
          Total Operating Income  . . . . . .   $   129,830  $     2,898  $   126,932
                                                 ==========   ==========   ==========

     Revenues. The $30.0 million increase in revenues from fourth-generation semisubmersibles resulted from improvements in dayrates ($22.1 million) and increases in utilization ($7.8 million). The improvement in utilization for 1996 was partially attributable to the relocation of two fourth-generation rigs during the comparable period of the prior year, reducing the days worked for these rigs during that period. The $115.6 million increase in revenues from other semisubmersibles was primarily attributable to $57.1 million of revenues from the eight semisubmersibles acquired in the Merger and increases in dayrates in both the North Sea and the Gulf of Mexico. The $33.3 million increase in revenues from jack-ups resulted primarily from revenues associated with rigs acquired in the Merger and improvements in dayrates in the Gulf of Mexico. The $15.4 million increase in turnkey revenues resulted from turnkey projects of greater magnitude and overall project management services completed during 1996 as compared to those completed during the same period of the prior year.

     Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles was relatively unchanged from the first nine months of the prior year. The $42.6 million increase for other semisubmersibles resulted from the additional rigs acquired in the Merger, increased expenses for shipyard repairs on three rigs, and increased expenses associated with a rig working during the current year but cold stacked during the comparable period of the prior year. The $13.0 million increase in jack-up expense resulted primarily from the rigs acquired in the Merger, partially offset by decreased operating expenses for two rigs which were cold stacked during 1996. The $13.2 million increase in turnkey expense resulted from more extensive turnkey wells drilled, project management services provided and cost overruns on one turnkey well during the current year. Other expenses decreased $2.3 million due to collections from a settlement in connection with a lawsuit and collections on accounts written off in the prior year used to reduce contract drilling expense. A reduction in maintenance and repairs on spare equipment also decreased contract drilling expense as compared to the prior year.

     General and Administrative Expense. General and administrative expense of $10.7 million for the nine months ended September 30, 1996 increased due to the Merger; however, these increases were partially offset by cost savings in rent due to the February 1996 purchase of the building in which the Company has its corporate headquarters. In addition, approximately $1.1 million of general and administrative expense associated with construction on the Ocean Quest, Ocean Star, and Ocean Clipper I was capitalized to these projects during the third quarter of 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $52.1 million for the nine months ended September 30, 1996 increased primarily due to additional expense for (i) the eight semisubmersibles and three jack-up drilling rigs acquired in the Merger, (ii) goodwill amortization expense associated with the Merger, (iii) three rig upgrades completed in the third and fourth quarters of 1995, and (iv) capital expenditures associated with the Company's continuing rig enhancement program. Partially offsetting these increases was a change in accounting estimate to increase the estimated useful lives for certain classes of rigs. This change reduced depreciation expense by approximately $6.4 million, as compared to the nine months ended September 30, 1995.

     Gain on Sale of Assets. Gain on sale of assets for the nine months ended September 30, 1996 consists primarily of gains on the sale of two of the Company's shallow water jack-up drilling rigs, the Ocean Magallanes and the Ocean Conquest.

     Interest Expense. Interest expense of $0.1 million for the nine months ended September 30, 1996 consists of interest costs incurred of $2.6 million, net of capitalized interest of $2.5 million. See Note 5 to the Company's Consolidated Financial Statements. The decrease from $26.1 million for the same period of the prior year was attributable to a reduction in outstanding indebtedness resulting from the repayment of the Company's loan from Loews in connection with the initial public offering in October 1995.

     Income Tax (Expense) Benefit. The income tax (expense) benefit for the nine months ended September 30, 1996 was $(40.6) million as compared to $9.2 million for the comparable period of the prior year. This change resulted primarily from the increase of $153.0 million in the Company's income before income tax expense. In addition, during the nine months ended September 30, 1995, the Company's tax benefit reflects the effects of profits in foreign jurisdictions where the Company's tax liability was minimal.

     Net Income (Loss). Net income (loss) for the nine months ended September 30, 1996 increased $103.1 million to $90.2 million, as compared to $(12.9) million for the comparable period of the prior year. The increase resulted primarily from an increase in operating income of $126.9 million and a decrease in interest expense of $26.0 million, partially offset by an increase in income tax expense of $49.8 million.

OUTLOOK

     The deep water and harsh environment markets for semisubmersible rigs continue to experience improved demand and higher dayrates due in part to the increasing impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures. Both the Gulf of Mexico and the North Sea semisubmersible markets have experienced increased utilization and significantly higher dayrates during 1996. Currently, average operating dayrates earned by the Company's semisubmersible fleet are approximately 37% higher than those earned during the same period of 1995. In addition, the Company's semisubmersible rigs marketed and available for contract are essentially working at full utilization. Consequently, many customers are contracting rigs serving these markets under term contracts (as opposed to contracts let on a single well or well-to-well basis). Of the Company's 30 semisubmersibles, 24 are committed under term contracts with renewal opportunities beginning in late 1996.

     The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. During September 1996, the Company completed its major upgrade of the Ocean Quest and the rig began its three-year commitment. The rig, which had been cold stacked in the Gulf of Mexico, now has fourth-generation capabilities, including variable deckload of 5,000 long tons, a mooring system to meet 3,500 foot water depth requirements, enhanced subsea equipment, and upgraded mud pit capacity. The Ocean Victory, previously stacked in the North Sea, arrived in the Gulf of Mexico in September 1996 and began modifications in connection with its three-year deep water drilling program anticipated to begin during the fourth quarter of 1997. In addition, upgrades continue on the Ocean Star and Ocean Clipper I which are anticipated to be completed during the first and second quarters of 1997, respectively.

     The market for jack-up rigs continues to strengthen. Average operating dayrates earned by the Company's jack-up fleet are approximately 29% higher than those earned during the same period of 1995. The Company's marketed jack-ups in the Gulf of Mexico are currently experiencing full utilization, although contracts generally remain on a short-term or well-to-well basis. The Company considers its upcoming contract expirations for these rigs typical of prevailing market conditions. The Company's four international jack-ups are contracted for terms expiring from May 1997 to February 1998.

     Historically, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions will continue.

LIQUIDITY

     Net cash provided by operating activities for the nine months ended September 30, 1996 increased by $124.3 million to $152.6 million, as compared to $28.3 million for the comparable period of the prior year. This increase was attributable to a $103.1 million increase in net income and a $44.5 million increase in the deferred tax provision for 1996, partially offset by the elimination of accrued interest on notes payable to Loews, which totaled $26.1 million for the nine months ended September 30, 1995. Cash used in investing activities increased $107.7 million primarily due to capital expenditures for major upgrades during 1996 of $154.6 million, partially offset by cash acquired in the Merger and proceeds from the sale of assets. Cash used in financing activities for the nine months ended September 30, 1996 increased $7.9 million primarily due to repayment of debt assumed in the Merger, partially offset by net borrowings of $55.0 million on the Credit Facility as compared to $2.0 million of net repayments on the Company's indebtedness to Loews during the same period of the prior year.

     The Company uses funds available under a revolving credit facility with a group of banks (the "Credit Facility"), together with cash flow from operations, to fund its capital expenditure and working capital requirements. The Credit Facility is a revolving line of credit for a five-year term providing a maximum credit commitment of $150.0 million until February 1998, at which time and at the end of each six-month period thereafter, the commitment will decrease by $12.5 million to a final maximum credit commitment of $75.0 million during the last six months. Borrowings under the Credit Facility bear interest, at the Company's option, at a per annum rate equal to a base rate (equal to the greater of (i) the prime rate announced by Bankers Trust Company or (ii) the Federal Funds rate plus .50%) plus .25% or the Eurodollar rate plus 1.25%. The Company is required to pay a commitment fee of .375% on the unused available portion of the maximum credit commitment. Borrowings are secured by security interests in certain of the Company's assets. The Credit Facility also contains covenants that limit the amount of total consolidated debt, require the maintenance of certain consolidated financial ratios and limit dividends and similar payments. As of September 30, 1996, the Company was in compliance with each of these covenants.

     It is anticipated that the Credit Facility will be used primarily to fund rig upgrades and similar capital expenditure requirements. In management's opinion, the Company's cash generated from operations and borrowings available under its Credit Facility are sufficient to meet its anticipated short and long-term liquidity needs, including its capital expenditure requirements.

CAPITAL RESOURCES

         Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program, including top-drive drilling system installations and water depth and drilling capability upgrades. It is management's opinion that significant improvements in operating cash flow resulting from current conditions of improved dayrates and the increasing number of term contracts for rigs in certain markets, in conjunction with borrowings under the Credit Facility, will be sufficient to meet these capital requirements.

     The Company expects to spend approximately $243.5 million, including interest expense to be capitalized, during 1996 for rig upgrades in connection with contract requirements. Expenditures budgeted for upgrades of the Ocean Quest, Ocean Star and Ocean Clipper I total $157.6 million. Also included in the Company's major upgrade budget is $22.3 million to increase the water depth capability to 3,000 feet on the Ocean Winner (formerly the Arethusa Neptune) and $17.7 million for 1996 expenditures to upgrade the Ocean Victory for deep water drilling in the Gulf of Mexico. During the nine months ended September 30, 1996, $154.6 million was expended on these projects. Because these projects are accompanied by term contracts at favorable dayrates, the expenditures are, in the Company's opinion, financially justified. The Company expects to evaluate other projects as opportunities arise.

     The Company has also budgeted $60.3 million for 1996 capital expenditures associated with its continuing rig enhancement program. Through September 30, 1996, $20.3 million has been expended on this program.

     The Company is analyzing financing alternatives that may be available to it in the public or private capital markets. Proceeds of any such financing transactions may be used for repayment of higher cost debt, to fund rig upgrades or acquisitions or for other corporate purposes. The Company' s ability to effect any such financings will be dependent on its historical results of operations, its current financial condition and other factors beyond the Company's control.

     Also, from time to time, the Company reviews acquisition opportunities, although the Company has no current plans to purchase or otherwise acquire additional rigs.

OTHER

     Pending Disposition of Assets. In November 1996, the Company signed a letter of intent to sell all of the operational assets of Diamond M Onshore, Inc., a wholly-owned subsidiary of the Company to DI Industries, Inc. for an anticipated purchase price between $24 million and $26 million in cash. The assets to be sold consist of ten land drilling rigs, all of which are currently operating, 18 trucks, a yard facility in Alice, Texas and various other equipment. The transaction, which is subject to the negotiating of a definitive agreement and obtaining regulatory approval, is anticipated to close during the fourth quarter of 1996.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs have sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract. Plaintiffs seek $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorney's fees. A subsidiary of the Company is defending and indemnifying the Zapata Defendants pursuant to a contractual defense and indemnification agreement. The Company believes the Zapata Defendants have adequate defenses and intends to vigorously defend their position.

         The Company and its subsidiaries are named defendants in certain other lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. For a description of one such lawsuit, see Note 6 to the Company's Consolidated Financial Statements included in this Report. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          DIAMOND OFFSHORE DRILLING, INC.
                                   (Registrant)




Date  11-Nov-1996         By:  \s\ Lawrence R. Dickerson
      -------------            ----------------------------------
                               Lawrence R. Dickerson
                               Senior Vice President and Chief Financial Officer



Date  11-Nov-1996              \s\ Gary T. Krenek
      -------------            -------------------------------------------------
                               Gary T. Krenek
                               Controller and Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION
-------      -----------

27           Financial Data Schedule