Form 10-K
period 1996-12-31
DIAMOND OFFSHORE DRILLING INC
filed 1997-03-03
CIK 949039

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to

                         Commission file number 1-13926

                        DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      76-0321760
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                               15415 KATY FREEWAY
                              HOUSTON, TEXAS 77094
             (Address and zip code of principal executive offices)

                                 (281) 492-5300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, $.01 par value per share                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates was $2,204,360,325 as of January 31, 1997.

     As of January 31, 1997, 68,386,262 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Diamond Offshore Drilling, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 1996, are incorporated by reference in Part III of this form.
================================================================================

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                         NO.
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 8.   Financial Statements and Supplementary Data.................   23
          Consolidated Financial Statements...........................   24
          Notes to Consolidated Financial Statements..................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   41

PART III
Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
Statement pursuant to Regulation 14A.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K ...................................................   41
Signatures............................................................   44


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the "Company" shall mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company's fleet of mobile offshore drilling rigs is one of the largest in the world and includes the largest fleet of semisubmersible rigs currently working in the world. The fleet is comprised of 30 semisubmersibles, 15 jack-ups and one drillship. In addition, the Company operates a jack-up rig under bareboat charter, which is currently scheduled to terminate in 1997.

ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES

     In February 1997, the Company issued $400.0 million, including $50.0 million from an over-allotment option, of 3 3/4 percent convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time following the date of original issuance thereof and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed, into shares of the Company's common stock ("Common Stock"), at a conversion price of $81 per share (equivalent to a conversion rate of 12.346 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or from time to time in part, at the option of the Company, at any time on or after February 22, 2001 at specified redemption prices, plus accrued and unpaid interest to the date of redemption. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity" in Item 7 of this Report.

MERGER WITH ARETHUSA

     On April 29, 1996, the Company acquired 100 percent of the common stock of Arethusa (Off-Shore) Limited ("Arethusa"), a Bermuda corporation (the "Arethusa Merger") in exchange for shares of Common Stock. Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters and provided drilling services worldwide to international and government-controlled oil and gas companies. The fleet consisted of eight semisubmersible rigs and five jack-up rigs. The Company issued 17.9 million shares of Common Stock based on an exchange ratio of .88 shares for each share of Arethusa's issued and outstanding common stock. See
Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

COMMON STOCK OFFERING

     In October 1995, the Company sold 14,950,000 shares of Common Stock through an initial public offering (the "Common Stock Offering"), including 1,950,000 shares from an over-allotment option. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly-owned subsidiary prior to the Common Stock Offering, owned 35,050,000 of the outstanding shares of Common Stock, or 70.1 percent, upon completion of the Common Stock Offering. After the Arethusa Merger, Loews owns 51.3 percent of the outstanding Common Stock. The net proceeds of the Common Stock Offering were used to repay all amounts due to Loews under various borrowing arrangements and to pay a cash dividend to Loews. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of this Report.

INDUSTRY CONDITIONS

     The Company's business and operations depend principally upon the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of low demand, excess rig supply and low dayrates followed by periods of high demand, short rig supply and high dayrates. The offshore contract drilling business is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and production and the availability of drilling rigs. For a number of years, depressed oil and natural gas prices and an oversupply of rigs had adversely affected the offshore drilling market, particularly in the Gulf of Mexico, where the prolonged weakness and uncertainty in the demand for and price of natural gas resulted in a significant decline in exploration and production activities, but such market has improved during 1995 and 1996. Demand for drilling services outside the U.S. and the North Sea has been less volatile in recent years, but remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

     The deep water and harsh environment markets for semisubmersible rigs have experienced improved demand and higher dayrates during the past two years, due in part to the increasing impact of technological advances that have broadened opportunities for offshore exploration and development. Both the Gulf of Mexico and the North Sea semisubmersible markets have experienced increased utilization and significantly higher dayrates since 1995. All of the Company's markets have experienced increased utilization and higher dayrates in 1996, and customers increasingly are seeking to contract rigs for a stated term (as opposed to contracts for the drilling of a single well or a group of wells). The market for jack-ups in the Gulf of Mexico, which weakened during 1994, began to stabilize during 1995 and strengthened significantly in 1996. However, the Company cannot predict whether and, if so, to what extent these recently improved conditions will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this Report.

THE FLEET

     The Company's large, diverse fleet, which includes some of the most technologically advanced rigs in the world, enables it to offer a broad range of services worldwide in various markets, including the deep water market, the harsh environment market (such as the North Sea), the conventional semisubmersible market and the jack-up market.

     Semisubmersibles. The Company owns and operates 30 semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semisubmerged" position, remaining afloat, off bottom, in a position in which the lower hull is from about 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line.

     The Company owns and operates three fourth-generation semisubmersibles and two semisubmersibles, the Ocean Quest and the Ocean Star, which have recently been upgraded with fourth-generation capabilities. In addition, the Company is currently upgrading an additional semisubmersible, the Ocean Victory, to work in the deep water market of the Gulf of Mexico also with fourth-generation capabilities. Fourth-generation semisubmersibles are larger than other semisubmersibles, are capable of working in deep water or harsh environments and have other advanced features. Currently the Ocean Valiant, the Ocean America and the Ocean Quest are located in deep water areas of the Gulf of Mexico and the Ocean Alliance is located in the harsh environment of the North Sea west of the Shetland Islands. The Ocean Star is preparing for tow to its first drilling location following the upgrade, which will be in a deep water area of the Gulf of Mexico. The Ocean Victory is expected to be delivered in the fourth quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

     In addition, the Company owns and operates 24 other semisubmersibles (including five other Victory-class rigs), 21 of which operate in maximum water depths of between 1,000 to 3,500 feet. The diverse capabilities of most of these semisubmersibles enable them to work in both shallow and deep water environments in the U.S. and in most markets outside the U.S. Currently, 13 of these semisubmersibles are located in the Gulf of Mexico; four are located offshore Brazil; three are located in the North Sea; two are located offshore Australia; one is located offshore Malaysia; and one is located offshore South Africa.

     Jack-ups. The Company owns 15 jack-ups and operates one jack-up rig under bareboat charter, which is currently scheduled to terminate in 1997. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Jack-ups are used extensively for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig's legs. A jackup rig is towed by tugboats to the drillsite with its hull riding in the sea as a vessel with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

     The principal market for the Company's jack-up rigs is currently the Gulf of Mexico, where 12 of the Company's jack-up rigs are located. Of the Company's jack-up rigs in the Gulf of Mexico, six are independent-leg cantilevered rigs, two are mat-supported cantilevered rigs, two are independent-leg slot rigs, one is a mat-supported slot rig and one is an independent-leg slot rig that has been modified with skid-off capability.

     Drillship. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a computer controlled thruster (dynamic positioning) system similar to those used on certain semisubmersible rigs. Drillships normally require water depth of at least 200 feet in order to conduct operations. The Company's drillship, the Ocean Clipper I, which uses a conventional anchoring system, is currently being upgraded to operate in the deep water market of the Gulf of Mexico with dynamic positioning capabilities and is scheduled to be completed in mid-1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

     Fleet Enhancements. The Company's strategy is to maximize dayrates and utilization by adapting to trends in its markets, including enhancing its fleet to meet customer demand for diverse drilling capabilities. The average age of the Company's fleet of offshore drilling rigs (calculated as of December 31, 1996 and measured from year built) is 18.9 years. Many of the Company's rigs have been upgraded during the last five years with enhancements such as top-drive drilling systems, additional water depth capability, mud pump additions or increases in deck load capacity, and the Company believes that it will be feasible to continue to upgrade its rigs notwithstanding the average age of its fleet. However, there can be no assurance as to if, when or to what extent upgrades will continue to be made to rigs in the Company's fleet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

     The Ocean Quest, one of the Company's Victory-class rigs, was upgraded to conduct drilling operations in the Gulf of Mexico in water depths of up to 3,500 feet and the rig was placed into service in September 1996. In March 1997, the Company completed the major upgrade of the Ocean Star, including stability and other enhancements such as water depth capabilities of up to 4,500 feet, increased variable deck load to approximately 6,000 long tons, a top-drive drilling system, a 15,000 psi blow-out prevention system, increased deck area, and additional mud pit and tensioner capacity. The Ocean Victory is currently undergoing an upgrade similar to the Ocean Quest and the Ocean Star which will enable the rig to conduct drilling operations in water depths of up to 5,000 feet. The Ocean Victory is anticipated to be delivered during the fourth quarter of 1997. Following the upgrades, the Company believes that these rigs will be able to compete effectively in the fourth-generation deep water market.

     Additional Victory-class upgrade potential exists, including conceptual plans the Company is developing for the possible construction of an ultra-large semisubmersible, the Ocean Legend. The Ocean Legend is intended to take advantage of the cruciform design of the Victory-class semisubmersibles to "square off" the rig by adding large corner columns and other new equipment to yield a rig with capabilities beyond a traditional fourth-generation unit at a significantly reduced cost as compared to new construction. However, there can be no assurance that the Ocean Legend project will be undertaken by the Company, particularly in view of current dayrates that would be forgone by removing a rig from service for upgrade. If such project is undertaken, there can be no assurance that the Ocean Legend can be built in a cost-effective manner, that if a Victory-class rig is so upgraded, there will be adequate demand for its services, or that competitors will not achieve capability beyond that of fourth-generation semisubmersibles through other means attractive to customers.

     More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of January 31, 1997, is set forth in the table below.

                                               WATER                              YEAR
                                               DEPTH                           BUILT/LATEST        CURRENT
             TYPE AND NAME                CAPABILITY(FT.)      ATTRIBUTES      ENHANCEMENT(a)       LOCATION       CUSTOMER(b)
             -------------                ---------------     ----------      --------------  ------------------  -----------
FOURTH-GENERATION SEMISUBMERSIBLES(3):
  Ocean Alliance........................    5,000           TDS; DP; 15K; 3M   1988/1995      North Sea           Shell
  Ocean America.........................    5,000           TDS; SP; 15K; 3M   1988/1992      Gulf of Mexico      Exxon
  Ocean Valiant.........................    5,000           TDS; SP; 15K; 3M   1988/1995      Gulf of Mexico      Exxon
FOURTH-GENERATION DEEP WATER
CONVERSIONS(3):
  Ocean Star(c).........................    4,500           TDS; VC; 15K; 3M   1974/1997      Gulf of Mexico      Texaco
  Ocean Quest...........................    3,500           TDS; VC; 15K; 3M   1973/1996      Gulf of Mexico      Chevron
  Ocean Victory(d)......................     600            VC                   1972         Gulf of Mexico      Vastar
OTHER SEMISUBMERSIBLES(24):
  Ocean Worker(e).......................    3,500           TDS; 3M            1982/1992      Gulf of Mexico      Shell
  Ocean Voyager.........................    3,200           TDS; VC            1973/1995      Gulf of Mexico      Enserch
  Ocean Winner(e).......................    3,000           TDS; 3M            1977/1996      Gulf of Mexico      Chevron
  Ocean Yatzy(e)........................    3,000           TDS; DP; 15K         1989         Brazil              Petrobras
  Ocean Yorktown(e).....................    2,850           TDS                1976/1996      Brazil              Petrobras
  Ocean Concord(e)......................    2,200           TDS; 3M            1975/1995      Gulf of Mexico      Shell
  Ocean Lexington(e)....................    2,200           TDS; 3M            1976/1995      Gulf of Mexico      Marathon
  Ocean Saratoga(e).....................    2,200           TDS; 3M            1976/1995      Gulf of Mexico      Shell
  Ocean Endeavor........................    2,000           TDS; VC            1975/1994      Gulf of Mexico      British-Borneo
  Ocean Rover...........................    2,000           TDS; VC; 15K       1973/1992      Gulf of Mexico      Amerada Hess
  Ocean Prospector......................    1,700           VC                 1971/1981      Gulf of Mexico      AGIP
  Ocean Bounty..........................    1,500           TDS; VC; 3M        1977/1992      Australia           BHPP
  Ocean Guardian........................    1,500           TDS; SP; 3M          1985         North Sea           BP
  Ocean New Era.........................    1,500           TDS                1974/1990      Gulf of Mexico      LL&E
  Ocean Princess........................    1,500           TDS; 15K           1977/1996      North Sea           Mobil
  Ocean Whittington(e)..................    1,500           TDS; 3M            1974/1995      Gulf of Mexico      Burlington
  Ocean Epoch...........................    1,200           TDS                1977/1990      Australia           Shell
  Ocean General.........................    1,200           TDS                1976/1990      Malaysia            Petronas
  Ocean Nomad...........................    1,200           TDS                1975/1995      North Sea           Shell
  Ocean Baroness........................    1,200           TDS; VC            1973/1995      Brazil              Petrobras
  Ocean Ambassador......................    1,100           TDS; 3M            1975/1995      Gulf of Mexico      Shell
  Ocean Century.........................     800                                 1973         Gulf of Mexico      Stacked
  Ocean Liberator.......................     600                                 1974         South Africa        Mossgas
  Ocean Zephyr..........................     600                                 1972         Brazil              Petrobras
JACK-UPS(16):
  Ocean Titan...........................     350            TDS; IS; 15K; 3M   1974/1989      Gulf of Mexico      CNG
  Ocean Tower...........................     350            IS; 3M               1972         Gulf of Mexico      Ashland
  Ocean King............................     300            TDS; IC            1973/1989      Gulf of Mexico      Chevron
  Miss Kitty(e), (f)....................     300            IC                   1982         India               ONGC
  Ocean Nugget..........................     300            TDS; IC            1976/1995      Gulf of Mexico      Texaco
  Ocean Summit..........................     300            SDS; IC            1972/1991      Gulf of Mexico      Coastal
  Ocean Warwick.........................     300            TDS; IS; SO        1971/1984      Gulf of Mexico      Stacked
  Ocean Champion........................     250            MS                 1975/1985      Gulf of Mexico      LL&E
  Ocean Columbia........................     250            TDS; IC            1978/1990      Gulf of Mexico      Anadarko
  Ocean Heritage(e).....................     250            TDS; IC            1981/1995      Indonesia           Maxus
  Ocean Sovereign(e)....................     250            TDS; IC            1981/1994      Indonesia           Maxus
  Ocean Spartan.........................     250            TDS; IC            1980/1994      Gulf of Mexico      Amerada Hess
  Ocean Spur............................     250            TDS; IC            1981/1994      Gulf of Mexico      BHP(g)
  Ocean Crusader........................     200            TDS; MC            1982/1992      Gulf of Mexico      Chevron
  Ocean Drake...........................     200            TDS; MC            1983/1986      Gulf of Mexico      Chevron
  Ocean Scotian(e)......................     200            TDS; IC; 15K       1981/1988      Netherlands         Elf
DRILLSHIP(1):
  Ocean Clipper I(h)....................    1,200           SP                   1976         Gulf of Mexico      BP

                                                  ATTRIBUTES
                                                  ----------
DP   = Dynamically Positioned/Self-Propelled  MS   = Mat-Supported Slot Rig   TDS  = Top-Drive Drilling System
IC   = Independent-Leg Cantilevered Rig       SDS  = Side-Drive Drilling      VC   = Victory-Class
                                                     System
IS   = Independent-Leg Slot Rig               SO   = Skid-Off Capability      3M   = Three Mud Pumps
MC   = Mat-Supported Cantilevered Rig         SP   = Self-Propelled           15K  = 15,000 psi Blow-Out
                                                                                     Preventer

---------------

(a) Such enhancements include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deck load capacity.

(b) For ease of presentation in this table, customer names have been shortened or abbreviated.

(c) Committed under a three-year term contract with Texaco in the Gulf of Mexico upon completion of a major upgrade.

(d) Committed under a three-year term contract with Vastar in the Gulf of Mexico upon completion of a major upgrade.

(e) Formerly an Arethusa rig.

(f) Operated under bareboat charter, which is currently scheduled to terminate in 1997.

(g) Managed daywork project operated by Diamond Offshore Turnkey Services ("DOTS").

(h) Committed under a letter of intent for a four-year term contract with BP in the Gulf of Mexico upon completion of a major upgrade.

MARKETS

     The Company's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. sector of the North Sea, South America and Australia/Southeast Asia. The Company actively markets its rigs worldwide. In the past, rigs in the Company's fleet have also operated in various other markets throughout the world. See Note 13 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     The Company believes that its presence in multiple markets provides a competitive advantage. For example, the Company believes that its experience with safety and other regulatory matters in the U. K. has been beneficial in Australia and in the Gulf of Mexico and that production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, the Company believes that its performance for a customer in one market segment or area enables it to better understand that customer's needs and serve that customer in different market segments or other geographic locations.

OFFSHORE CONTRACT DRILLING SERVICES

     The Company's contracts to provide offshore drilling services vary in their terms and provisions. The Company often obtains its contracts through competitive bidding, although it is not unusual for the Company to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of the Company. Under dayrate contracts, the Company generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Revenues from dayrate contracts have historically accounted for a substantial portion of the Company's revenues. In addition, the Company has worked some of its rigs under dayrate contracts pursuant to which the customer also agrees to pay the Company an incentive bonus based upon performance.

     A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or in some cases due to other events beyond the control of either party. In addition, certain of the Company's contracts permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that give contractors the flexibility to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while the customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. In general, the Company seeks to have a reasonable balance of single well, well-to-well and term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market. Although most of the Company's semisubmersible rigs are committed on a term basis, the Company's jack-up rigs are primarily committed for short-term single well or well-to-well arrangements.

     The Company, through DOTS, a wholly-owned subsidiary of the Company, offers a portfolio of drilling and production services to complement the Company's offshore contract drilling business. These services include overall project management and drilling and production operations on a turnkey or modified-turnkey basis. Under a turnkey contract, the drilling contractor agrees to perform a specified drilling service, such as drilling a well to a specified depth for a fixed price. Under a turnkey contract, the drilling contractor bears the financial risk of delays in completion of the project and profitability depends upon the contractor's ability to keep expenses within estimates used to determine the contract price. Drilling of a well under a turnkey contract therefore typically requires a cash commitment in excess of those drilled under conventional dayrate contracts and exposes the contractor to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. The financial results of a turnkey contract depend upon the performance of the drilling unit, drilling conditions, and other factors, some of which are beyond the control of DOTS. However, during 1996, DOTS primarily provided project management services on a dayrate basis that are not accompanied by the substantial risks of turnkey contracts. For the year ended December 31, 1996, DOTS contributed $2.5 million of operating income to the Company's consolidated results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in Item 7 of this Report.

     The Company may also seek alternative uses for the rigs in its fleet that are no longer competitive in the drilling market and do not meet the Company's criteria for modification. Such alternative uses may include employment of these rigs as mobile offshore production units or as a part of floating production systems. These operations have not been a significant part of the Company's business.

DISPOSITION OF ASSETS

     During 1996, the Company's bareboat charter of a jack-up drilling rig acquired in the Arethusa Merger terminated and the Company no longer operates this rig. In addition, in 1996, the Company sold two shallow water jack-ups and one semisubmersible, each of which was inactive. In December 1996, the Company exited the land drilling business with the sale of its land rigs and associated equipment for approximately $26.0 million, resulting in an after-tax gain for the year ended December 31, 1996 of $15.6 million or $0.25 per share. The assets sold consisted of ten land drilling rigs, 18 trucks, a yard facility and various other equipment.

CUSTOMERS

     The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Occasionally, several customers have accounted for 10.0 percent or more of the Company's annual consolidated revenues, although the identity of such customers may vary from year to year. During 1996, the Company performed services for approximately 80 different customers and Shell Oil Company and British Petroleum Co., PLC ("BP") accounted for

13.8 percent and 13.5 percent of the Company's annual total consolidated revenues, respectively. During 1995, the Company performed services for approximately 90 different customers and BP accounted for 16.5 percent of the Company's annual total consolidated revenues. During 1994, the Company performed services for approximately 90 different customers and no single customer accounted for more than 8.2 percent of the Company's annual total consolidated revenues. Management believes that at current levels of activity the Company has alternative customers for its services such that the loss of a single customer would not have a material adverse effect on the Company.

     The Company's services are marketed principally through its Houston office, with support from its regional offices in New Orleans, Louisiana; Aberdeen, Scotland; Perth, Australia; Macae, Brazil; Jakarta, Indonesia; and Singapore. Technical and administrative support functions for the Company's operations are provided by its Houston office.

COMPETITION

     The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. However, due to the recent escalation of drilling activity, rig availability has, in some cases, also become a consideration. The Company believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. In addition, there are inactive non-marketed rigs or rigs being operated in non-drilling activities that could be reactivated to meet an increase in demand for drilling rigs in any given market. Such movements or reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company's rigs. See "-- Offshore Contract Drilling Services."

     In addition, the recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by the Company's competitors and, if present trends continue for an extended period, may lead to new entrants into the market. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for the Company's rigs, particularly its more advanced semisubmersible units, and on the overall utilization level of the Company's fleet. In such case, the company's results of operations would be adversely affected.

GOVERNMENTAL REGULATION

     The Company's operations are subject to numerous federal, state and local environmental laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, the Company may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may in certain circumstances impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

     The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and with limited exceptions joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages. OPA '90 also imposes ongoing financial responsibility requirements on a responsible party. A failure to comply with such ongoing requirements or inadequate cooperation in a spill may subject a responsible party, including in some cases the Company, to civil or criminal enforcement action. OPA '90 also requires the U.S. Minerals Management Service to promulgate regulations to implement the financial responsibility requirements for offshore facilities. If implemented as written, the financial responsibility requirements of OPA '90 could have the effect of significantly increasing the amount of financial responsibility that oil and gas operators must demonstrate to comply with OPA '90. While industry groups and marine insurance carriers are seeking modification of these requirements, implementation of these requirements in their current form could adversely affect the ability of some of the Company's customers to operate in U.S. waters, which could have a material adverse effect on the Company.

     The Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), prohibits the discharge of certain substances into the navigable waters of the U.S. without a permit. The regulations implementing the CWA require permits to be obtained by an operator before certain exploration or drilling activities occur. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties. The provisions of the CWA can also be enforced by citizens' groups. Many states have similar laws and regulations.

     The Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violation of lease terms relating to environmental matters or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

INDEMNIFICATION AND INSURANCE

     The Company's operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of the Company's, the Company's customer's or a third party's property or equipment. Damage to the environment could also result from the Company's operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. The Company has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover the Company's loss or liability in many circumstances or that the Company will continue to carry such insurance or receive such indemnification. Except with respect to its fourth-generation semisubmersibles, the Company does not maintain business interruption insurance and may elect to discontinue this coverage for its fourth-generation semisubmersibles at any time.

OPERATIONS OUTSIDE THE UNITED STATES

     Operations outside the United States accounted for approximately 37.1 percent, 36.4 percent and 34.0 percent of the Company's total consolidated revenues from unaffiliated customers for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. The Company's operations outside the United States may face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other -- Currency Risk" in Item 7 of this Report. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 3,770 employees (including international crews furnished through labor contractors), approximately 160 of whom were union members. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not consider the possibility of a shortage of qualified personnel to be a material factor in its business. However, because the demand for oil field services is increasing rapidly, retention of qualified people is likely to become more difficult without significant increases in compensation.

ITEM 2. PROPERTIES.

     The Company owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. The Company also owns a warehouse facility on approximately 6.6 acres of land near Houston, Texas which was acquired through the Arethusa Merger and which the Company plans to sell. Also, the Company currently leases various office, warehouse and storage facilities and lots in Louisiana, Scotland, Australia, Malaysia, Singapore, Indonesia, India, the Netherlands and Brazil to support its offshore drilling operations.

ITEM 3. LEGAL PROCEEDINGS.

     Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs have sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract. Plaintiffs seek $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorney's fees. A former subsidiary of Arethusa, which is now a subsidiary of the Company, is defending and indemnifying the Zapata Defendants pursuant to a contractual defense and indemnification agreement. The Company believes the Zapata Defendants have adequate defenses and intends to vigorously defend their position.

     The Company and its subsidiaries are named defendants in certain other lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. For a description of one such lawsuit, see Note 8 to the Company's Consolidated Financial Statements in Item 8 of this Report. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In reliance on General Instruction G(3) to Form 10-K, information on executive officers of the Registrant is included in this Part I. The executive officers of the Company are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors, or until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Information with respect to the executive officers of the Company is set forth below.

                               AGE AS OF
           NAME             JANUARY 31, 1997                       POSITION
           ----             ----------------                       --------
Robert E. Rose............         58           President, Chief Executive Officer and Director
Lawrence R. Dickerson.....         44           Senior Vice President and Chief Financial
                                                Officer
David W. Williams.........         39           Senior Vice President -- Contracts and
                                                Marketing
Richard L. Lionberger.....         46           Vice President, General Counsel and Secretary
Gary T. Krenek............         38           Controller

     Robert E. Rose has served as President and Chief Executive Officer of the Company and as a director since June 1989.

     Lawrence R. Dickerson has served as Senior Vice President of the Company since April 1993 and has served as a Vice President and the Chief Financial Officer of the Company since June 1989.

     David W. Williams has served as Senior Vice President of the Company since December 1994 and was a Marketing Vice President between February 1992 and May 1994. Mr. Williams was employed by Noble Drilling Corporation, a contract drilling company, from May 1994 through December 1994 as Vice President of Marketing.

     Richard L. Lionberger has served as Vice President, Secretary and General Counsel of the Company since February 1992.

     Gary T. Krenek has served as Controller of the Company since February 1992.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "DO". The following table sets forth, for the calendar quarters indicated, the high and low closing prices of Common Stock as reported by the NYSE. No information is provided for Common Stock prior to the date of the Common Stock Offering.

                                                              COMMON STOCK
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1996
First Quarter...............................................  $433/8    $333/8
Second Quarter..............................................   57        431/2
Third Quarter...............................................   581/8     47
Fourth Quarter..............................................   643/8     541/4
1995
Fourth Quarter..............................................  $34       $24

     On January 31, 1997, the closing price, as reported by the NYSE, was $66 1/8 per share. As of January 31, 1997, there were approximately 86 holders of record of Common Stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

     There were no cash dividends declared for 1996 or 1995, except for a $2.1 million special dividend paid to Loews in 1995 in connection with the Common Stock Offering. See Note 3 to the Company's Consolidated Financial Statements in
Item 8 of this Report. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. In addition, the payment of cash dividends is limited by the terms of the Company's revolving credit facility with a group of banks (the "Credit Facility"). At December 31, 1996, the Company could have declared and paid dividends of $25.0 million in the aggregate within the limitations of the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" in Item 7 and Note 7 to the Company's Consolidated Financial Statements in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial data relating to the Company. The selected consolidated financial data are derived from the financial statements of the Company as of and for the periods presented. The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Company's Consolidated Financial Statements (including the Notes thereto) in Item 8 of this Report.

                                                                             YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                             1996(1)       1995        1994        1993      1992(2)
                                                             --------    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues.............................................  $611,430    $336,584    $307,918    $288,069    $214,885
Operating expenses:
  Contract drilling........................................   341,654     259,560     256,919     228,211     199,201
  Depreciation (3).........................................    75,767      52,865      55,366      46,819      49,667
  General and administrative...............................    15,640      13,857      11,993      11,785      15,401
  Gain on sale of assets...................................   (35,122)     (1,349)     (1,736)     (3,201)       (231)
Operating income (loss)....................................   213,491      11,651     (14,624)      4,455     (49,153)
Interest expense...........................................    (2,326)    (27,052)    (31,346)    (25,906)    (28,591)
Other income (expense), net................................     1,540       1,598        (455)       (219)       (207)
Income tax (expense) benefit (4)...........................   (66,317)      6,777      11,621       5,041      24,575
Net income (loss)..........................................   146,388      (7,026)    (34,804)    (16,629)    (53,376)
Net income per share.......................................      2.35          --          --          --          --
Weighted average shares outstanding........................    62,231          --          --          --          --
Pro forma net income per share (5).........................        --        0.20          --          --          --

OTHER FINANCIAL DATA:
Capital expenditures (6)...................................  $267,000    $ 66,646    $ 21,146    $ 14,345    $ 16,214
EBITDA (7).................................................   254,136      63,167      39,006      48,073         283
Cash provided by (used in) operating activities (8)........   207,822      52,781      42,562      32,904     (12,164)
Ratio of earnings to fixed charges (9).....................     31.56x         --          --          --          --

                                                                                  DECEMBER 31,
                                                           ----------------------------------------------------------
                                                              1996         1995        1994        1993        1992
                                                           ----------    --------    --------    --------    --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................................  $  114,967    $ 63,523    $ 57,521    $ 52,904    $ 35,391
Drilling and other property and equipment, net...........   1,198,160     502,278     488,664     498,740     478,454
Goodwill, net (1)........................................     129,825          --          --          --          --
Total assets.............................................   1,574,500     618,052     588,158     592,162     582,418
Long-term debt (10)......................................      63,000          --     394,777     353,483     233,216
Stockholders' equity (11)................................   1,194,732     492,894     124,066     158,361     275,300

---------------

 (1) The Company acquired all of the common stock of Arethusa in consideration of 17.9 million shares of Common Stock effective April 29, 1996. See Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

 (2) The Company acquired all of the common stock of Odeco Drilling Inc. for approximately $376.6 million in cash effective January 1, 1992.

 (3) Effective January 1, 1996 and 1993, the Company revised the estimated useful lives for certain classes of its offshore drilling rigs. The estimated useful lives of the Company's offshore drilling rigs, after the change in estimate, range from 10 to 25 years. As compared to the original estimate of useful lives, this change resulted in a reduction of approximately $8.5 million and $6.3 million in depreciation expense during 1996 and 1993, respectively, and a corresponding increase in operating income.

 (4) Prior to the Common Stock Offering, the Company was included in the consolidated U.S. federal income tax return of Loews. Effective January 1, 1992, a tax sharing agreement with Loews was adopted to allow for the recognition of expenses and benefits related to taxable income and losses as if the Company filed a separate consolidated return. In conjunction with the Common Stock Offering, the tax sharing agreement was terminated and all assets and liabilities were settled by offsetting these amounts against notes payable to Loews. For taxable periods subsequent to the Common Stock Offering, the Company has filed a consolidated U.S. federal income tax return on a stand-alone basis.

 (5) Pro forma net income per share gives effect to the Common Stock Offering and the after-tax effects of a reduction in interest expense. Assuming the Common Stock Offering had occurred at January 1, 1995, the Company would have recognized net income of $10.0 million, or $0.20 per share of Common Stock, after adjusting for the after-tax effects of a reduction in interest expense. See Note 1 to the Company's Consolidated Financial Statements in
     Item 8 of this Report.

 (6) In addition to these capital expenditures, the Company expended $550.7 million in equity consideration and $25.0 million, $10.6 million, and $410.9 million in cash for rig acquisitions during the years ended December 31, 1996, 1994, 1993, and 1992, respectively. No amounts were expended for rig acquisitions during the year ended December 31, 1995.

 (7) EBITDA (operating income (loss) plus depreciation minus gain on sale of assets) is a supplemental financial measure used by the Company in evaluating its business and should be read in conjunction with all of the information in the Selected Financial Data as well as the Company's Consolidated Financial Statements (including the Notes thereto) included in
     Item 8 of this Report prepared in accordance with generally accepted accounting principles. EBITDA should not be considered as an alternative to operating income (loss) or cash flow from operations as an indication of the Company's performance or as a measure of liquidity.

 (8) See the Company's Consolidated Financial Statements (including the Notes thereto) in Item 8 of this Report.

 (9) The deficiency in the Company's earnings available for fixed charges for the years ended December 31, 1995, 1994, 1993 and 1992 was approximately $13.8 million, $46.4 million, $21.7 million, and $78.0 million. Fixed charges for the years ended December 31, 1992 through December 31, 1995 consisted primarily of interest expense on notes payable to Loews. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income (loss) from continuing operations plus income taxes and fixed charges. Fixed charges represent interest, whether expensed or capitalized.

(10) Long-term debt consisted solely of notes payable to Loews for the years ended December 31, 1994, 1993 and 1992.

(11) In connection with the Common Stock Offering, the Company paid a special dividend of $2.1 million to Loews with a portion of the proceeds. No other cash dividends were paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) in Item 8 of this Report.

FORWARD-LOOKING STATEMENTS

     When included in this Report, the words "expects," "intends," "plans," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

  General

     Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates received. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig which was previously stacked, which may decrease or increase revenues, respectively.

     Revenues from dayrate drilling contracts are recognized currently. The Company may receive lump-sum payments in connection with specific contracts. Such payments are recognized as revenues over the term of the related drilling contract. Mobilization revenues less costs incurred to mobilize an offshore rig from one market to another are recognized over the term of the related drilling contract. Revenues from offshore turnkey contracts are recognized on the completed contract method, with revenues accrued to the extent of turnkey costs until the specified turnkey depth and other contract requirements are met.

     Operating Income (Loss). Operating income (loss) is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses are not affected by changes in dayrates, nor are they necessarily significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income associated with loss of revenues. The Company recognizes as an operating expense maintenance activities such as painting, inspections and routine overhauls that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades. From time to time, the Company sells assets in the ordinary course of its business and gains or losses associated with such sales are included in operating income (loss).

     Merger with Arethusa. Effective April 29, 1996, the Arethusa Merger was completed. Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters, and provided drilling services worldwide to international and government-controlled oil and gas companies. Because the Arethusa Merger was accounted for as a purchase for financial reporting purposes, results of operations include those of Arethusa from the effective date of the Arethusa Merger. See Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Industry Conditions. The Company's business and operations depend principally upon the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of low demand, excess rig supply and low dayrates followed by periods of high demand, short rig supply and high dayrates. The offshore contract drilling business is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and production and the availability of drilling rigs. Demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

  Years Ended December 31, 1996 and 1995

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

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                   --------------------      INCREASE/
                                                     1996        1995        (DECREASE)
                                                   --------    --------      ----------
                                                              (IN THOUSANDS)
REVENUES
  Fourth-Generation Semisubmersibles.............  $112,022    $ 67,393       $ 44,629
  Other Semisubmersibles.........................   341,163     168,582        172,581
  Jack-ups.......................................   122,503      68,829         53,674
  Turnkey........................................    32,798      27,121          5,677
  Land...........................................    22,675      19,926          2,749
  Other..........................................        --           4             (4)
  Eliminations...................................   (19,731)    (15,271)        (4,460)
                                                   --------    --------       --------
          Total Revenues.........................  $611,430    $336,584       $274,846
                                                   ========    ========       ========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles.............  $ 37,512    $ 34,717       $  2,795
  Other Semisubmersibles.........................   191,937     129,795         62,142
  Jack-ups.......................................    85,149      60,798         24,351
  Turnkey........................................    30,344      30,297             47
  Land...........................................    19,631      17,899          1,732
  Other..........................................      (865)      3,011         (3,876)
  Eliminations...................................   (22,054)    (16,957)        (5,097)
                                                   --------    --------       --------
          Total Contract Drilling Expense........  $341,654    $259,560       $ 82,094
                                                   ========    ========       ========
OPERATING INCOME (LOSS)
  Fourth-Generation Semisubmersibles.............  $ 74,510    $ 32,676       $ 41,834
  Other Semisubmersibles.........................   149,226      38,787        110,439
  Jack-ups.......................................    37,354       8,031         29,323
  Turnkey........................................     2,454      (3,176)         5,630
  Land...........................................     3,044       2,027          1,017
  Other..........................................       865      (3,007)         3,872
  Eliminations...................................     2,323       1,686            637
  General and Administrative Expense.............   (15,640)    (13,857)        (1,783)
  Depreciation and Amortization Expense..........   (75,767)    (52,865)       (22,902)
  Gain on Sale of Assets.........................    35,122       1,349         33,773
                                                   --------    --------       --------
          Total Operating Income.................  $213,491    $ 11,651       $201,840
                                                   ========    ========       ========

     Revenues. The $44.6 million increase in revenues from fourth-generation semisubmersibles resulted from improvements in dayrates ($26.5 million) and increases in utilization ($18.1 million). The improvement in utilization for 1996 was partially attributable to the relocation of two fourth-generation rigs during the prior year, reducing the days worked for these rigs during that period. The $172.6 million increase in revenues from other semisubmersibles was primarily attributable to $90.9 million of revenues from the eight semisubmersibles acquired in the Arethusa Merger and increases in dayrates in both the North Sea and the Gulf of Mexico. The $53.7 million increase in revenues from jack-ups resulted primarily from revenues associated with rigs acquired in the Arethusa Merger and improvements in dayrates in the Gulf of Mexico. The

$5.7 million increase in turnkey revenues resulted from an increase in project management service revenue during 1996 as compared to the prior year.

     Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles increased $2.8 million primarily due to the major upgrade of the Ocean Quest which, upon completion in September 1996, is included as a fourth-generation semisubmersible as compared to the prior year. The $62.1 million increase for other semisubmersibles resulted from the additional rigs acquired in the Arethusa Merger, increased expenses for shipyard repairs on three rigs, and increased expenses attributable to improved utilization during 1996. These increases were partially offset by a reduction in local payroll expenses resulting from the relocation of a rig and decreased expenses for a rig undergoing a major upgrade during 1996. The $24.4 million increase in jack-up expense resulted primarily from the rigs acquired in the Arethusa Merger, partially offset by decreased operating expenses for two rigs which were cold stacked during 1996 (one of which was sold in July 1996). Turnkey expense was relatively unchanged from the prior year. Other contract drilling expense decreased $3.9 million primarily due to collections from a settlement in connection with a lawsuit and collections on accounts receivable written off in the prior year.

     General and Administrative Expense. General and administrative expense of $15.6 million for the year ended December 31, 1996 increased due to the Arethusa Merger; however, these increases were partially offset by cost savings in rent due to the February 1996 purchase of the building in which the Company has its corporate headquarters. In addition, approximately $.8 million of general and administrative expense associated with the major upgrades of the Ocean Quest, the Ocean Star, the Ocean Victory and the Ocean Clipper I was capitalized to these projects during 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $75.8 million for the year ended December 31, 1996 increased primarily due to additional expense for (i) the eight semisubmersibles and three jack-up drilling rigs acquired in the Arethusa Merger, (ii) goodwill amortization expense associated with the Arethusa Merger, (iii) three rig upgrades completed in 1995, and (iv) capital expenditures associated with the Company's continuing rig enhancement program. Partially offsetting these increases was a change in accounting estimate to increase the estimated useful lives for certain classes of rigs. This change reduced depreciation expense by approximately $8.5 million, as compared to the year ended December 31, 1995.

     Gain on Sale of Assets. Gain on sale of assets for the year ended December 31, 1996 consists primarily of the sale of all of the operational assets of Diamond M Onshore, Inc., a wholly-owned subsidiary of the Company, to Drillers, Inc. resulting in a gain of $24.0 million. In addition, the Company sold two shallow water jack-up drilling rigs, the Ocean Magallanes and the Ocean Conquest, and one semisubmersible, the Ocean Zephyr II, resulting in gains totaling $10.8 million.

     Interest Expense. Interest expense of $2.3 million for the year ended December 31, 1996 primarily consists of $2.2 million to expense origination costs, including costs previously capitalized, in connection with the restructuring of the Company's Credit Facility during December 1996. The decrease from $27.1 million for the prior year was attributable to a reduction in outstanding indebtedness resulting from the repayment of the Company's loan from Loews in connection with the Common Stock Offering. In addition, interest costs associated with the Company's financing arrangements were capitalized with respect to qualified construction projects during 1996. See Notes 3 and 5 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Income Tax (Expense) Benefit. Income tax (expense) benefit for the year ended December 31, 1996 was $(66.3) million as compared to $6.8 million for the prior year. This change resulted primarily from the increase of $226.5 million in the Company's income before income tax expense, partially offset by the recognition of benefits for utilization of net operating losses in a foreign jurisdiction in 1996. In addition, during the year ended December 31, 1995, the Company's tax benefit reflected the effects of profits in foreign jurisdictions where the Company's tax liability was minimal. See Note 11 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Net Income (Loss). Net income (loss) for the year ended December 31, 1996 increased $153.4 million to $146.4 million, as compared to $(7.0) million for the prior year. The increase resulted primarily from an increase in operating income of $201.8 million and a decrease in interest expense of $24.7 million, partially offset by an increase in income tax expense of $73.1 million.

  Years Ended December 31, 1995 and 1994

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

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------    INCREASE/
                                                       1995        1994      (DECREASE)
                                                     --------    --------    ----------
                                                               (IN THOUSANDS)
REVENUES
  Fourth-Generation Semisubmersibles...............  $ 67,393    $ 46,862      $ 20,531
  Other Semisubmersibles...........................   168,582     134,302        34,280
  Jack-ups.........................................    68,829      89,883       (21,054)
  Turnkey..........................................    27,121      25,296         1,825
  Land.............................................    19,926      21,443        (1,517)
  Other............................................         4          11            (7)
  Eliminations.....................................   (15,271)     (9,879)       (5,392)
                                                     --------    --------      --------
          Total Revenues...........................  $336,584    $307,918      $ 28,666
                                                     ========    ========      ========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles...............  $ 34,717    $ 30,207      $  4,510
  Other Semisubmersibles...........................   129,795     124,090         5,705
  Jack-ups.........................................    60,798      66,723        (5,925)
  Turnkey..........................................    30,297      25,957         4,340
  Land.............................................    17,899      18,240          (341)
  Other............................................     3,011       1,581         1,430
  Eliminations.....................................   (16,957)     (9,879)       (7,078)
                                                     --------    --------      --------
          Total Contract Drilling Expense..........  $259,560    $256,919      $  2,641
                                                     ========    ========      ========
OPERATING INCOME (LOSS)
  Fourth-Generation Semisubmersibles...............  $ 32,676    $ 16,655      $ 16,021
  Other Semisubmersibles...........................    38,787      10,212        28,575
  Jack-ups.........................................     8,031      23,160       (15,129)
  Turnkey..........................................    (3,176)       (661)       (2,515)
  Land.............................................     2,027       3,203        (1,176)
  Other............................................    (3,007)     (1,570)       (1,437)
  Eliminations.....................................     1,686          --         1,686
  General and Administrative Expense...............   (13,857)    (11,993)       (1,864)
  Depreciation Expense.............................   (52,865)    (55,366)        2,501
  Gain on Sale of Assets...........................     1,349       1,736          (387)
                                                     --------    --------      --------
          Total Operating Income (Loss)............  $ 11,651    $(14,624)     $ 26,275
                                                     ========    ========      ========

     Revenues. The $20.5 million increase in revenues from fourth-generation semisubmersibles resulted primarily from increases in dayrates in the North Sea and the Gulf of Mexico. In addition, $3.9 million in revenue resulting from amortization of lump-sum payments, including mobilization fees in excess of mobilization costs, was recognized during 1995. These increases were partially offset by a reduction of revenues resulting from the mobilization between markets of two fourth-generation rigs during the first quarter of 1995. The $34.3 million increase in revenues from other semisubmersibles is primarily attributable to increases in dayrates and utilization in both the North Sea and the Gulf of Mexico. The operations of two of three rigs acquired during the second and third quarters of 1994 contributed a $6.0 million increase in other semisubmersible revenue. In addition, revenues of $2.5 million resulting from amortization of a lump-sum payment were recognized during 1995. These increases were partially offset by a reduction of revenues resulting from the mobilization between markets of three other semisubmersibles: the Ocean Nomad from South America to the North Sea, the Ocean Princess from Southeast Asia to the North Sea, and the Ocean Baroness from Trinidad to Brazil. The $21.1 million decrease in revenues from jack-ups resulted from cold stacking two rigs located in the Gulf of Mexico in mid-1995, both of which were utilized during the prior year, coupled with lower dayrates as compared to 1994. Partially offsetting these decreases was an increase in utilization for two jack-ups which were moved from Venezuela to the Gulf of Mexico during the first half of 1994. The $1.8 million increase in turnkey revenues resulted from an increase in the number of turnkey wells drilled. Eleven turnkey wells were drilled during the year ended December 31, 1995 as compared to nine wells drilled during the prior year. The $1.5 million decrease in land revenues resulted primarily from a decline in utilization as compared to 1994.

     Contract Drilling Expense. The $4.5 million increase in contract drilling expense for fourth-generation semisubmersibles resulted from improved utilization of the two rigs located in the Gulf of Mexico and increased expenses for the mobilization of two rigs during the first quarter of 1995 to relocate the rigs between the Gulf of Mexico and the North Sea. The $5.7 million increase in contract drilling expense for other semisubmersibles resulted primarily from additional operating costs of $9.4 million associated with the three rigs acquired in 1994, including mobilization costs of $4.0 million. In addition, improved utilization for a rig operating in the North Sea resulted in a $2.3 million increase in operating costs. These increases were partially offset by cost reductions of $5.7 million from the cold stacking of two rigs located in the Gulf of Mexico. One of these semisubmersibles, the Ocean Prospector, was cold stacked in the first quarter and reactivated during the fourth quarter of 1995. The other rig, the Ocean Quest, was cold stacked in the third quarter of 1994 and, in 1995, was undergoing significant rig enhancements in preparation for a three-year term contract. The $5.9 million decrease in contract drilling expense for jack-ups resulted primarily from cost reductions associated with the cold stacking of two rigs in the Gulf of Mexico. The $4.3 million increase in turnkey expense resulted primarily from the increase in the number of turnkey wells drilled and cost overruns on one turnkey well in progress at December 31, 1995, for which an estimated loss of $3.6 million was recorded.

     General and Administrative Expense. General and administrative expense increased $1.9 million in 1995 due to increases in staff and other administrative expenses and the commencement in 1995 of the Diamond Offshore Management Bonus Program, an incentive plan for cash bonuses to selected officers and key employees of the Company.

     Depreciation Expense. Depreciation expense of $52.9 million for 1995 included a $2.1 million write-down in the carrying value of a semisubmersible, as compared to a $5.5 million write-down on another semisubmersible included in depreciation expense for 1994. Partially offsetting this decrease was an additional $1.2 million of depreciation expense associated with the three rigs acquired during the second and third quarters of 1994.

     Gain on Sale of Assets. Gain on sale of assets for the year ended December 31, 1995 of $1.3 million resulted from the sale of a semisubmersible which was held for disposition and from sales of miscellaneous assets. Gain on sale of assets for the year ended December 31, 1994 of $1.7 million primarily resulted from the sale of eight land drilling rigs.

     Interest Expense. Interest expense for the year ended December 31, 1995 decreased $4.2 million to $27.1 million as compared to $31.3 million for the prior year. This decrease resulted from the repayment of all of the Company's outstanding indebtedness to Loews in connection with the Common Stock Offering. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Foreign Currency Transaction Losses. Foreign currency transaction losses of $.2 million for 1995 decreased $1.1 million from $1.3 million for 1994. This decrease was primarily due to a loss of $.7 million recognized in 1994 for the accumulated translation adjustment upon discontinuance of operations in Venezuela. See "-- Other -- Currency Risk".

     Other Income. Other income increased $.9 million to $1.8 million as compared to $.9 million for 1994. This increase was primarily attributable to additional interest income resulting from an increase in average cash balances during 1995.

     Income Tax Benefit. Income tax benefit for the year ended December 31, 1995 decreased $4.8 million to $6.8 million, as compared to $11.6 million for 1994. This decrease resulted primarily from a decrease in the Company's net loss before income tax benefit of $32.6 million, as compared to 1994. See Note 11 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Net Loss. Net loss for 1995 decreased $27.8 million to $7.0 million, as compared to $34.8 million for 1994. The decrease resulted primarily from an increase in operating income of $26.3 million.

OUTLOOK

     The deep water and harsh environment markets for semisubmersible rigs have experienced improved demand and higher dayrates during the past two years, due in part to the increasing impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures. Both the Gulf of Mexico and the North Sea semisubmersible markets have experienced increased utilization and significantly higher dayrates since 1995. All of the Company's markets have experienced increased utilization and higher dayrates in 1996, and customers increasingly are seeking to contract rigs for a stated term (as opposed to contracts for the drilling of a single well or a group of wells). In 1996, average operating dayrates earned by the Company's fourth-generation and other semisubmersible rigs increased 39 percent and 43 percent, respectively, from those earned during 1995. In addition, the Company's semisubmersible rigs marketed and available for contract are essentially fully utilized and, of the Company's 30 semisubmersibles, 25 have term commitments with renewal opportunities staggered throughout 1997 and beyond.

     The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. During September 1996, the Company completed the major upgrade of the Ocean Quest and the rig began a three-year commitment. The rig, which had been cold stacked in the Gulf of Mexico, now has fourth-generation capabilities, including variable deckload of 6,000 long tons, a mooring system to meet 3,500 foot water depth requirements, enhanced subsea equipment, and upgraded drilling fluid systems. In March 1997, the Company completed the major upgrade of the Ocean Star, including stability and other enhancements similar to the Ocean Quest. The Ocean Victory, previously stacked in the North Sea, arrived in the Gulf of Mexico in September 1996 and began modifications in connection with its three-year deep water drilling program anticipated to begin during the fourth quarter of 1997. In addition, the upgrade continues on the Ocean Clipper I, which is anticipated to be completed in mid-1997.

     The market for jack-up rigs continues to strengthen. In 1996, average operating dayrates earned by the Company's jack-up fleet increased approximately 40 percent from those earned during 1995. The Company's marketed jack-up rigs in the Gulf of Mexico are currently experiencing full utilization, although contracts generally remain on a short-term or well-to-well basis. The Company considers its upcoming contract expirations for these rigs typical of prevailing market conditions. The Company's three international jack-ups and the jack-up which the Company operates under bareboat charter are contracted for terms expiring from May 1997 through February 1998.

     Historically, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions will continue. In addition, the recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by the Company's competitors and, if present trends continue for an extended period, may lead to new entrants into the market. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for the Company's rigs, particularly its more advanced semisubmersible units, and on the overall utilization level of the Company's fleet. In such case, the Company's results of operations would be adversely affected.

LIQUIDITY

     Net cash provided by operating activities for the year ended December 31, 1996 increased by $155.0 million to $207.8 million, as compared to $52.8 million for the prior year. This increase was primarily attributable to a $153.4 million increase in net income, a $25.0 million increase in depreciation and amortization expense, and a $14.5 million increase from changes in operating assets and liabilities from 1995, partially offset by an increase of $33.8 million from gain on sale of assets. Cash used in investing activities increased $135.2 million primarily due to $224.4 million of capital expenditures for rig upgrades as compared to $19.0 million in 1995. This increase was partially offset by $20.9 million of cash acquired in the Arethusa Merger and $40.6 million of proceeds from sales of assets. Cash provided by financing activities for 1996 includes $73.0 million of net borrowings under the Company's financing arrangements and $5.0 million of proceeds from the exercise of stock options assumed in the Arethusa Merger. These increases were partially offset by $67.5 million of cash used in financing activities for repayment of debt assumed in the Arethusa Merger. Cash provided by financing activities for 1995 consists of the net proceeds from the Common Stock Offering, after repayment of the loans from and the payment of a special dividend to Loews. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     The Company has used funds available under the Credit Facility, together with cash flow from operations, to fund its capital expenditure and working capital requirements. The Credit Facility is a revolving line of credit for a five-year term providing a maximum credit commitment of $200.0 million until December 2001. As defined in the agreement, borrowings under the Credit Facility bear interest, at the Company's option, at a per annum rate equal to the Eurodollar Rate plus .500 percent until June 30, 1997, and thereafter plus .375 percent or a base rate (equal to the greater of (i) the prime rate announced by the agent bank, (ii) the Federal Funds Effective Rate plus .500 percent or (iii) the Adjusted Certificate of Deposit Rate plus .500 percent). The Company is required to pay a commitment fee on the unused available portion of the maximum credit commitment of .200 percent until June 30, 1997 and of .150 percent thereafter. Borrowings are unsecured by mortgages or liens on, or pledges of, assets, but are guaranteed by all of the Company's material domestic subsidiaries. The Credit Facility also contains covenants that limit the amount of total consolidated debt, require the maintenance of certain consolidated financial ratios and limit dividends and similar payments. As of December 31, 1996, the Company was in compliance with each of these covenants. See Note 7 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     In February 1997, the Company issued $400.0 million, including $50.0 million from an over-allotment option, of 3 3/4 percent Notes due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time following the date of original issuance thereof and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed, into shares of Common Stock, at a conversion price of $81 per share (equivalent to a conversion rate of 12.346 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. Interest on the Notes is payable in cash semi-annually on each February 15 and August 15, commencing on August 15, 1997. Upon conversion, any accrued interest will be deemed paid by the appropriate portion of Common Stock received by the holder upon such conversion. The Notes are redeemable, in whole or from time to time in part, at the option of the Company, at any time on or after February 22, 2001 at specified redemption prices, plus accrued and unpaid interest to the date of redemption. The Notes are general unsecured obligations of the Company, subordinated in right of payment to the prior payment in full of the principal and premium, if any, and interest on all indebtedness of the Company for borrowed money, other than the Notes, with certain exceptions, and effectively subordinated in right of payment to the prior payment in full of all indebtedness of the Company's subsidiaries. The Notes do not restrict the Company's ability to incur other indebtedness or additional indebtedness of the Company's subsidiaries.

     In management's opinion, the Company's cash generated from operations and proceeds from the Notes are sufficient to meet its anticipated short and long-term liquidity needs, including its capital expenditure requirements. The Company's operating revenues and cash flows are primarily determined by average operating dayrates and overall fleet utilization, which, in turn, are dependent on the worldwide level of offshore oil and gas exploration and production activity.

CAPITAL RESOURCES

     Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program, including top-drive drilling system installations and water depth and drilling capability upgrades. It is management's opinion that significant improvements in operating cash flow resulting from current conditions of improved dayrates and the increasing number of term contracts for rigs in certain markets, in conjunction with proceeds from the Notes, will be sufficient to meet these capital commitments. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures or acquisitions of assets and businesses. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition and other factors beyond its control.

     During the year ended December 31, 1996, the Company expended $224.4 million, including capitalized interest expense, for significant rig upgrades in connection with contract requirements. The Company has budgeted $189.2 million for capital expenditures on rig upgrades during 1997. Included in this amount is approximately $162.5 million for expenditures in conjunction with the upgrades of the Ocean Clipper I, the Ocean Star, and the Ocean Victory for deep water drilling in the Gulf of Mexico. The Company sought to mitigate financial risk associated with these projects by deferring commencement of the upgrades until term commitments were secured with major integrated or large independent oil companies with projected contract revenues substantially covering the upgrade costs. The Company expects to evaluate other projects as opportunities arise.

     Also, during the year ended December 31, 1996, the Company expended $42.6 million associated with its continuing rig enhancement program and other corporate requirements, including $8.2 million to purchase the land and the eight-story building in which the Company had leased office space for its corporate headquarters. The Company has budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements.

     The Company is continually considering potential transactions including, but not limited to, enhancement of existing rigs, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. For example, the Company has explored the possibility of acquiring certain floating production systems, crew accommodation units and oil service companies providing subsea products, technology and services, and shipping assets such as oil tankers, through the acquisition of existing businesses or assets or new construction. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future and such acquisition could result in a material expansion of its existing operations or result in its entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

OTHER

     Disposition of Assets. In December 1996, the Company sold all of the operational assets of Diamond M Onshore, Inc., a wholly-owned subsidiary of the Company, to Drillers, Inc. for approximately $26.0 million in cash. The assets sold consisted of ten land drilling rigs, all of which were operating, 18 trucks, a yard facility in Alice, Texas and various other associated equipment. In addition, the Company sold two shallow water jack-ups and one semisubmersible, each of which was inactive.

     Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include the U.K., Australia and Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. However, at present contracts covering three of the Company's four rigs operating in the U.K. sector of the North Sea are payable in U.S. dollars. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and pounds sterling for operating costs payable in pounds sterling, although it may seek to do so in the future.

     Currency translation adjustments are accumulated in a separate section of stockholders' equity. When the Company ceases its operations in a currency environment, the accumulated adjustments are recognized currently in results of operations. During 1994, the Company recognized a loss of $.7 million for the accumulated translation adjustment upon discontinuance of operations in Venezuela. Additionally, translation gains and losses for the Company's operations in Brazil have been recognized currently due to the hyperinflationary status of this environment. The effect on results of operations has not been material and is not expected to have a significant effect in the future due to the recent stabilization of currency rates in Brazil.

     Turnkey Operations. The Company, through DOTS, a wholly-owned subsidiary of the Company, selectively engages in drilling services pursuant to turnkey drilling contracts in which DOTS agrees to drill a well to a specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling of a well under a turnkey contract therefore typically requires a cash commitment by the Company in excess of those drilled under conventional dayrate contracts and exposes DOTS to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. The financial results of a turnkey contract depend upon the performance of the drilling unit, drilling conditions, and other factors, some of which are beyond the control of DOTS. However, during 1996, DOTS primarily provided project management services on a dayrate basis that are not accompanied by the substantial risks of turnkey contracts. For the year ended December 31, 1996, DOTS contributed $2.5 million of operating income to the Company's consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and Subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 4, 1997

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1996         1995
                                                              ----------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   28,180    $ 10,306
  Short-term investments....................................          --       5,041
  Accounts receivable.......................................     172,214      74,496
  Rig inventory and supplies................................      30,407      15,330
  Prepaid expenses and other................................      12,166      10,601
                                                              ----------    --------
          Total current assets..............................     242,967     115,774
DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION..............................................   1,198,160     502,278
GOODWILL, NET OF AMORTIZATION...............................     129,825          --
OTHER ASSETS................................................       3,548          --
                                                              ----------    --------
          Total assets......................................  $1,574,500    $618,052
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   63,172    $ 32,765
  Accrued liabilities.......................................      28,451      17,626
  Taxes payable.............................................      26,377       1,860
  Short-term borrowings.....................................      10,000          --
                                                              ----------    --------
          Total current liabilities.........................     128,000      52,251
LONG-TERM DEBT..............................................      63,000          --
DEFERRED TAX LIABILITY......................................     176,296      72,907
OTHER LIABILITIES...........................................      12,472          --
                                                              ----------    --------
          Total liabilities.................................     379,768     125,158
                                                              ----------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock (par value $.01, 25,000,000 shares
  authorized, none issued and outstanding)..................          --          --
  Common stock (par value $.01, 200,000,000 shares
     authorized, 68,353,409 and 50,000,000 shares issued and
     outstanding at December 31, 1996 and 1995,
     respectively)..........................................         684         500
  Additional paid-in capital................................   1,220,032     665,107
  Accumulated deficit.......................................     (25,056)   (171,444)
  Cumulative translation adjustment.........................        (928)     (1,269)
                                                              ----------    --------
          Total stockholders' equity........................   1,194,732     492,894
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,574,500    $618,052
                                                              ==========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
REVENUES....................................................  $611,430   $336,584   $307,918
OPERATING EXPENSES:
  Contract drilling.........................................   341,654    259,560    256,919
  Depreciation and amortization.............................    75,767     52,865     55,366
  General and administrative................................    15,640     13,857     11,993
  Gain on sale of assets....................................   (35,122)    (1,349)    (1,736)
                                                              --------   --------   --------
          Total operating expenses..........................   397,939    324,933    322,542
                                                              --------   --------   --------
OPERATING INCOME (LOSS).....................................   213,491     11,651    (14,624)
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (2,326)   (27,052)   (31,346)
  Currency transaction losses...............................       (28)      (191)    (1,316)
  Other, net................................................     1,568      1,789        861
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT...........   212,705    (13,803)   (46,425)
INCOME TAX (EXPENSE) BENEFIT................................   (66,317)     6,777     11,621
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $146,388   $ (7,026)  $(34,804)
                                                              ========   ========   ========
NET INCOME PER SHARE........................................  $   2.35
                                                              ========
WEIGHTED AVERAGE SHARES OUTSTANDING.........................    62,231
                                                              ========
PRO FORMA NET INCOME PER SHARE (NOTE 1).....................             $   0.20
                                                                         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                     COMMON STOCK       ADDITIONAL                 CUMULATIVE        TOTAL
                                  -------------------    PAID-IN     ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                    SHARES     AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT       EQUITY
                                  ----------   ------   ----------   -----------   -----------   -------------
DECEMBER 31, 1993...............         100    $  1    $  289,685    $(129,614)     $(1,711)     $  158,361
  Net loss......................          --      --            --      (34,804)          --         (34,804)
  Exchange rate changes, net....          --      --            --           --          509             509
                                  ----------    ----    ----------    ---------      -------      ----------
DECEMBER 31, 1994...............         100       1       289,685     (164,418)      (1,202)        124,066
  Net loss......................          --      --            --       (7,026)          --          (7,026)
  Capital contribution..........          --      --        39,676           --           --          39,676
  350,500-for-one stock split...  35,049,900     350          (350)          --           --              --
  Issuance of common stock from
    initial public offering.....  14,950,000     149       338,214           --           --         338,363
  Dividend to Loews.............          --      --        (2,118)          --           --          (2,118)
  Exchange rate changes, net....          --      --            --           --          (67)            (67)
                                  ----------    ----    ----------    ---------      -------      ----------
DECEMBER 31, 1995...............  50,000,000     500       665,107     (171,444)      (1,269)        492,894
  Net income....................          --      --            --      146,388           --         146,388
  Merger with Arethusa..........  17,893,344     179       550,507           --           --         550,686
  Stock options exercised.......     460,065       5         4,418           --           --           4,423
  Exchange rate changes, net....          --      --            --           --          341             341
                                  ----------    ----    ----------    ---------      -------      ----------
DECEMBER 31, 1996...............  68,353,409    $684    $1,220,032    $ (25,056)     $  (928)     $1,194,732
                                  ==========    ====    ==========    =========      =======      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1996         1995         1994
                                                           ---------    ---------    --------
OPERATING ACTIVITIES:
  Net income (loss)......................................  $ 146,388    $  (7,026)   $(34,804)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.......................     75,767       50,794      49,908
     Write-down of asset.................................         --        2,071       5,458
     Gain on sale of assets and other....................    (35,122)      (1,349)     (1,736)
     Accrued interest converted to notes payable to
       Loews.............................................         --       27,044      31,294
     Deferred tax provision (benefit)....................     17,278       (7,472)    (13,534)
  Changes in operating assets and liabilities:
     Accounts receivable.................................    (64,715)     (16,692)      4,458
     Rig inventory and supplies and other current
       assets............................................     (2,789)      (4,896)       (698)
     Other assets, non-current...........................     (1,747)          --          --
     Accounts payable and accrued liabilities............     22,155       10,984         817
     Taxes payable.......................................     46,149         (706)        638
     Other liabilities, non-current......................      4,093           --          --
  Other, net.............................................        365           29         761
                                                           ---------    ---------    --------
          Net cash provided by operating activities......    207,822       52,781      42,562
                                                           ---------    ---------    --------
INVESTING ACTIVITIES:
  Cash acquired in the merger with Arethusa..............     20,883           --          --
  Capital expenditures...................................   (267,000)     (66,646)    (21,146)
  Proceeds from sale of assets...........................     40,589        1,516       2,486
  Change in short-term investments.......................      5,041         (115)         95
  Acquisition of drilling rigs and related equipment.....         --           --     (25,000)
                                                           ---------    ---------    --------
          Net cash used in investing activities..........   (200,487)     (65,245)    (43,565)
                                                           ---------    ---------    --------
FINANCING ACTIVITIES:
  Net (repayments) borrowings (to) from Loews............         --     (331,245)     10,000
  Proceeds from issuance of common stock.................         --      338,363          --
  Dividend to Loews......................................         --       (2,118)         --
  Net borrowings on revolving line of credit.............     63,000           --          --
  Short-term borrowings..................................     10,000           --          --
  Repayment of debt assumed in the merger with
     Arethusa............................................    (67,477)          --          --
  Proceeds from stock options exercised..................      5,016           --          --
                                                           ---------    ---------    --------
          Net cash provided by financing activities......     10,539        5,000      10,000
                                                           ---------    ---------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................     17,874       (7,464)      8,997
  Cash and cash equivalents, beginning of year...........     10,306       17,770       8,773
                                                           ---------    ---------    --------
  Cash and cash equivalents, end of year.................  $  28,180    $  10,306    $ 17,770
                                                           =========    =========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly-owned subsidiary prior to the initial public offering in October 1995 (the "Common Stock Offering"), owns 51.3 percent of the outstanding common stock of the Company (see Note 3).

     The Company, through wholly-owned subsidiaries, engages in the worldwide contract drilling of offshore oil and gas wells and is a leader in deep water drilling. The Company's fleet of 46 mobile offshore drilling rigs is one of the largest in the world and includes the largest fleet of semisubmersible rigs currently working in the world. The fleet is comprised of 30 semisubmersible rigs, 15 jack-up rigs and one drillship.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company after elimination of significant intercompany transactions and balances.

  Cash and Cash Equivalents

     All short-term, highly liquid investments that have an original maturity of three months or less are considered cash equivalents.

  Supplementary Cash Flow Information

     Non-cash financing activities for the year ended December 31, 1996 included $550.7 million for the issuance of 17.9 million shares of common stock and the assumption of stock options for the purchase of 0.5 million shares in connection with the merger between the Company and Arethusa (Off-Shore) Limited ("Arethusa"). Non-cash investing activities for the year ended December 31, 1996 included $532.9 million of net assets acquired in the merger with Arethusa (see
Note 2).

     Non-cash financing activities for the year ended December 31, 1995 included a capital contribution by Loews in September 1995 of $39.7 million which reduced the outstanding debt to Loews. In addition, $27.0 million of interest expense was accrued and included in the notes payable to Loews prior to such notes being repaid with a portion of the proceeds from the Common Stock Offering (see Note
3). In connection with the Common Stock Offering, the tax sharing agreement with Loews was terminated and all liabilities were settled by offsetting $50.9 million owed by Loews to the Company under the agreement against the notes payable to Loews.

     Non-cash financing activities for the year ended December 31, 1994 included $31.3 million of interest expense accrued and included in the notes payable to Loews.

     Cash payments made for interest on long-term debt, including commitment fees, and cash payments for U.S. income taxes were $3.5 million and $1.5 million, respectively, for the year ended December 31, 1996. No cash payments for interest or U.S. income taxes were made in 1995 or 1994. Cash payments for foreign income taxes were $2.4 million, $0.8 million, and $1.6 million for the years ended December 31, 1996, 1995, and 1994, respectively.

  Rig Inventory and Supplies

     Inventories primarily consist of replacement parts and supplies held for use in the operations of the Company. Inventories are stated at the lower of cost or estimated value.

  Drilling and Other Property and Equipment

     Drilling and other property and equipment is carried at cost. Maintenance and repairs are charged to income currently while replacements and betterments are capitalized. Costs incurred for major rig upgrades are accumulated in construction work in progress, with no depreciation recorded on the additions, until the month the upgrade is completed and the rig is placed into service. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations.

     Depreciation is provided on the straight-line method over the remaining estimated useful lives from the date the asset is placed into service. The Company believes that certain offshore drilling rigs, due to their upgrade and design capabilities and their maintenance history, have an operating life in excess of their depreciable life as originally assigned. For this reason, a change in accounting estimate, effective January 1, 1996, increased the estimated useful lives for certain classes of offshore drilling rigs. As compared to the original estimate of useful lives, the effect of such change reduced depreciation expense and increased net income for the year ended December 31, 1996 by approximately $8.5 million and $5.5 million ($0.08 per share), respectively. The estimated useful lives of the Company's offshore drilling rigs, after the change in estimate, range from 10 to 25 years. Other property and equipment is estimated to have useful lives ranging from 3 to 10 years.

  Goodwill

     Goodwill from the merger with Arethusa (see Note 2) is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the year ended December 31, 1996 totaled $4.5 million.

  Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

  Income Taxes

     Taxable income (loss) of the Company and its domestic subsidiaries was included in the consolidated U.S. federal income tax return of Loews and other members of the Loews affiliated group for all taxable periods ending prior to the Common Stock Offering. Thereafter, the taxable income (loss) of the Company and its domestic subsidiaries is included in the consolidated U.S. federal income tax return of the Company and its affiliated group.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Except for selective dividends, the Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes have been provided on earnings of these non-U.S. subsidiaries. The Company's non-U.S. income tax liabilities are based upon the results of operations of the various subsidiaries in those jurisdictions in which they are subject to taxation.

  Revenue Recognition

     Income from dayrate drilling contracts is recognized currently. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract. Absent a contract, mobilization costs are recognized currently. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract.

     Income from offshore turnkey contracts is recognized on the completed contract method, with revenues accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from the contract.

  Currency Translation

     The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at year-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Cumulative translation adjustment." Currency transaction gains and losses are included in current operating results. Additionally, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results currently.

  Net Income Per Share

     Net income per share for the Company is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

  Pro Forma Net Income Per Share Data

     As described in Note 3, after its initial public offering, the Company had
50.0 million shares of common stock outstanding. Assuming the Common Stock Offering had occurred as of January 1, 1995, the Company would have recognized net income of $10.0 million, or $0.20 per share, for 1995, after adjusting for the after-tax effects of a reduction in interest expense.

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

2. MERGER WITH ARETHUSA

     In April 1996, the Company acquired 100 percent of the stock of Arethusa (the "Arethusa Merger"). Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters and provided drilling services worldwide to international and government-controlled oil and gas companies. The consideration consisted of the following (in thousands):

Common stock issued to Arethusa shareholders................  $539,305
Arethusa stock options assumed..............................    11,381
                                                              --------
  Total equity consideration................................  $550,686
                                                              ========

     The Company issued 17.9 million common shares to the Arethusa shareholders based on an exchange ratio of .88 shares for each share of issued and outstanding Arethusa common stock. The shares were valued for financial reporting purposes at $30.14 based on a seven-day average of the closing price of the Company's common stock at the time the Arethusa Merger was announced (December 7, 1995). In addition to equity consideration, the Company has incurred approximately $16.9 million of acquisition costs associated with the Arethusa Merger.

     The Arethusa Merger was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $67.2 million, drilling and other property and equipment of $505.5 million, and the assumption of current liabilities of $19.0 million, other net long-term liabilities of $3.9 million, and debt of $67.5 million. In addition, a deferred tax liability of $66.8 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $135.2 million, which has been accounted for as goodwill and is being amortized over 20 years using the straight-line method. This purchase price allocation is preliminary as the Company is awaiting additional information concerning a litigation contingency which is disclosed in Note 8. If it is subsequently determined that a liability is necessary for this litigation, it would result in an increase in goodwill and goodwill amortization, resulting in a decrease to operating income.

     The accompanying Consolidated Statements of Operations reflect the operating results of Arethusa since April 29, 1996, the effective date of the Arethusa Merger. Pro forma consolidated operating results of the Company and Arethusa for the year ended December 31, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, are summarized below:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenue.....................................................     $667,543       $456,750
Net income..................................................      153,409           (963)
Net income per share........................................         2.26          (0.01)

     The pro forma information for the years ended December 31, 1996 and 1995 includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired and the amortization of goodwill arising from the transaction. The pro forma information for the year ended December 31, 1995 also includes adjustments for (i) the acquisition of the Arethusa Yatzy by Arethusa, which occurred May 3, 1995, (ii) the sale of the Treasure Stawinner by Arethusa, which occurred June 30, 1995, (iii) the dividend and capital distribution declared by Arethusa on June 30, 1995 and paid July 28, 1995, (iv) the Company's initial public offering and, in connection therewith, the use of the proceeds to repay all of the Company's then outstanding indebtedness to Loews and to fund the payment of a special dividend to Loews, and (v) interest expense for working capital borrowings, and commitment and other fees, under a credit facility as if each had occurred at January 1, 1995. The pro forma information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

3. COMMON STOCK OFFERING

     Pursuant to the Common Stock Offering, the Company sold 14,950,000 shares of common stock, including 1,950,000 shares from an over-allotment option. Subsequent to the Common Stock Offering, the exercise of the over-allotment option and a 350,500-for-one stock split, which was effective immediately prior to consummation of the Common Stock Offering, the Company had 50,000,000 shares of common stock outstanding.

     Proceeds from the Common Stock Offering were used to repay all of the Company's then outstanding debt to Loews of $336.2 million and the remainder of such proceeds was used to pay Loews a special dividend of $2.1 million. In addition, pursuant to a termination and settlement agreement, all assets and liabilities under the tax sharing agreement with Loews were settled by offsetting amounts owed by Loews to the Company thereunder against notes payable to Loews.

4. SHORT-TERM INVESTMENTS

     During 1996 and 1995, the Company was party to a pledge agreement with a bank whereby the bank has or will extend various financial accommodations to or for the account of the Company, including issuing letters of credit, entering into foreign exchange contracts or permitting intra-day overdrafts. In consideration of and as a condition precedent to the making of such financial accommodations by the bank, the Company was required to maintain a pledged collateral account in which the bank had a continuing security interest. As of December 31, 1995, pursuant to such agreement, the Company had $5.0 million in U.S. Treasury Bills deposited in a pledged collateral account. Beginning in November 1996, the bank no longer required the maintenance of a pledged collateral account.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Drilling rigs and equipment.................................  $1,332,980    $ 689,438
Construction work in progress...............................     116,770       19,016
Land and buildings..........................................      13,154        3,655
Office equipment and other..................................       8,181        6,300
                                                              ----------    ---------
  Cost......................................................   1,471,085      718,409
Less accumulated depreciation...............................    (272,925)    (216,131)
                                                              ----------    ---------
  Drilling and other property and equipment, net............  $1,198,160    $ 502,278
                                                              ==========    =========

  Construction Work in Progress

     As of December 31, 1996, $64.8 million, $36.5 million and $15.4 million of construction work in progress was related to the upgrades for the Ocean Star, the Ocean Clipper I, and the Ocean Victory, respectively. As of December 31, 1995, $6.6 million and $3.2 million of construction work in progress was related to the upgrades for the Ocean Quest and the Ocean Star, respectively, and the remaining $9.2 million was related to upgrades to prepare the Ocean Baroness and the Ocean Princess for contracts in Brazil and the North Sea, respectively.

     For the year ended December 31, 1996, the Company capitalized interest cost of $4.0 million in construction work in progress with respect to qualifying construction projects.

  Impairment of Assets

     During 1995 and 1994, the Company recorded impairment losses of $2.1 million and $5.5 million, respectively, to decrease the carrying value of two semisubmersible drilling rigs (one located in the Gulf of Mexico and the other located in South America, both of which were sold in the fourth quarters of 1995 and 1996, respectively). The impairment losses, reflected in "Depreciation" in the Consolidated Statements of Operations, reduced the carrying value of both rigs to zero. Operating losses incurred by the rig located in the Gulf of Mexico during the years ended December 31, 1995 and 1994 were not material. Operating losses incurred by the rig located in South America during the years ended December 31, 1996, 1995 and 1994 were approximately $0.4 million, $0.6 million and $2.1 million, respectively. The Company did not record any impairment losses for the year ended December 31, 1996.

  Disposition of Assets

     During the year ended December 31, 1996, the Company sold all of the operational assets of Diamond M Onshore, Inc., a wholly-owned subsidiary of the Company, for approximately $26.0 million in cash which generated an after-tax gain of $15.6 million, or $0.25 per share. The assets sold consisted of ten land drilling rigs, all of which were operating, 18 trucks, a yard facility in Alice, Texas and various other associated equipment.

     In addition, two of the Company's shallow water jack-up drilling rigs (the Ocean Magallanes and the Ocean Conquest) and a semisubmersible (the Ocean Zephyr
II), all of which had previously been stacked were sold during 1996 increasing net income by $7.0 million, or $0.11 per share.

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Personal injury and other claims............................  $18,629    $11,056
Payroll and benefits........................................    8,336      6,346
Other.......................................................    1,486        224
                                                              -------    -------
          Total.............................................  $28,451    $17,626
                                                              =======    =======

7. LONG-TERM DEBT

     In connection with the Arethusa Merger, the Company assumed long-term debt (including the current portion) of $67.5 million on two credit agreements with a group of banks. During May 1996, using cash acquired in the Arethusa Merger supplemented by borrowings on the Company's revolving credit facility with a group of banks (the "Credit Facility"), both Arethusa loans were repaid in full. Interest expense includes interest for the period from the effective date of the Arethusa Merger to the date of repayment of the loans and the payment of breakage and penalty charges.

     The Credit Facility is a revolving line of credit for a five-year term expiring in 2001 which provides a maximum credit commitment of $200.0 million, increased from $150.0 million in December 1996. The unused credit available under the Credit Facility at December 31, 1996 was $137.0 million. Interest expense on borrowings under the Credit Facility are capitalized to qualified construction projects (see Note 5). The weighted average interest rate, including commitment and arrangement fees, was 8.5 percent for the year ended December 31, 1996. The Company is required, under the Credit Facility, to maintain certain consolidated financial ratios and the Credit Facility places certain limitations on dividends and similar payments. As of December 31, 1996, the Company was in compliance with each of these covenants and the Company could have declared and paid dividends of $25.0 million in the aggregate within the limitations of the Credit Facility.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases which expire through the year 2000. Total rent expense amounted to $1.6 million, $1.5 million and $1.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum future rental payments under leases are approximately $631,000, $245,000, $72,000 and $12,000 for the years 1997 through 2000, respectively. There are no minimum future rental payments under leases after the year 2000.

     The Company is contingently liable as of December 31, 1996 and 1995 in the amount of $22.6 million and $.8 million, respectively, under certain performance, bid, and export bonds and bonds securing obligations in connection with litigation. On the Company's behalf, banks have issued letters of credit securing certain of these bonds.

     The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., have sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs have obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company is vigorously prosecuting an appeal of the judgment. The Company has received notices from certain of its insurance underwriters reserving their rights to deny coverage on the Company's insurance policies in excess of $2.0 million for damages resulting from such lawsuit. Management believes that the Company has complied with all conditions of coverage and expects that it will ultimately be determined that the Company has insurance coverage for final unappealable damages, if any, in the case. The Company has not established a liability for such claim at this time.

     A subsidiary of the Company is defending and indemnifying Zapata Off-Shore Company and Zapata Corporation, pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs seek $14.0 million in actual damages and unspecified punitive damages plus court costs, interest and attorney's fees. The Company intends to vigorously defend the suit and no liability has been established at this time.

     Various other claims have been filed against the Company in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's financial position or results of operations.

9. FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. A loss would occur if one or more of these institutions fails to perform according to the terms of its agreements. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. Since the market for the Company's services is the oil and gas industry, this customer base consists primarily of major oil companies and independent oil and gas producers. The Company provides allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented. As of December 31, 1996 and 1995, the Company had no significant concentrations of credit risk.

  Fair Values

     SFAS No. 107 "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. The Company's financial instruments include short-term investments, accounts receivable, short-term borrowings, and long-term debt. The carrying amounts of the Company's financial instruments approximate fair value due to the nature of such instruments. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 1996 and 1995. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

     At December 31, 1995, the carrying amount of the Company's investment in U.S. Treasury Bills was at fair value based upon the closing market prices obtained from public sources. The Company believed it had the ability to hold its fixed income investment until maturity; however, because the Company might have sold its securities and reinvested the proceeds to take advantage of opportunities generated by changing interest rates, the securities were classified as available for sale.

10. RELATED PARTY TRANSACTIONS

     The Company and Loews have entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement, unless due to the gross negligence or willful misconduct of Loews. Prior to the Common Stock Offering, Loews provided such services at an allocated rate. The Company was charged $.2 million, $.7 million and $.9 million by Loews for these support functions during the years ended December 31, 1996, 1995 and 1994, respectively.

     Subsequent to the Common Stock Offering, Loews provided the Company with a $150.0 million revolving line of credit which was available until February 1996 when the Credit Facility was arranged. Borrowings under this line of credit were to bear interest, at the Company's option, at a per annum rate equal to a base rate (equal to the greater of (i) the prime rate announced by Bankers Trust Company or (ii) the Federal Funds rate plus .50 percent) plus .25 percent or the Eurodollar rate plus 1.25 percent. The line of credit was unsecured, had no financial or restrictive covenants, and the Company was not required to pay a commitment fee to Loews. As of December 31, 1995, there were no amounts outstanding under this line of credit.

11. INCOME TAXES

     Prior to the Common Stock Offering, the Company and its subsidiaries were party to a tax sharing agreement with Loews and the Company provided a tax provision calculated as if on a stand-alone basis for U.S. federal income tax purposes. In conjunction with the Common Stock Offering, the tax sharing agreement was terminated and all assets and liabilities were settled by offsetting amounts owed by Loews to the Company under the agreement against notes payable to Loews (see Note 3).

     An analysis of the Company's income tax (expense) benefit is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1996       1995      1994
                                                        --------    ------    -------
                                                               (IN THOUSANDS)
U.S. -- current.......................................  $(44,950)   $   --    $    --
U.S. -- deferred......................................   (17,278)    7,472     13,559
Non-U.S. -- current...................................    (3,486)     (489)    (1,541)
Non-U.S. -- deferred..................................        --        --        (25)
State and other.......................................      (603)     (206)      (372)
                                                        --------    ------    -------
          Total.......................................  $(66,317)   $6,777    $11,621
                                                        ========    ======    =======

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  18,686    $  15,641
  Investment tax credit carryforwards.......................      3,066        7,638
  Worker's compensation accruals(1).........................      4,562        2,971
  Foreign tax credits.......................................      7,186        5,160
  Other.....................................................      1,574        8,568
                                                              ---------    ---------
          Total deferred tax assets.........................  $  35,074    $  39,978
                                                              ---------    ---------
Deferred tax liabilities:
  Depreciation and amortization.............................  $(187,627)   $ (98,401)
  Non-U.S. deferred taxes...................................     (7,796)     (10,146)
  Other.....................................................    (11,385)      (1,367)
                                                              ---------    ---------
          Total deferred tax liabilities....................   (206,808)    (109,914)
                                                              ---------    ---------
            Net deferred tax liability......................  $(171,734)   $ (69,936)
                                                              =========    =========

---------------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     The Company believes that it is probable that its deferred tax assets of $35.1 million will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences. However, if the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance will be required as a charge to expense.

     In connection with the Arethusa Merger and the purchase of Odeco Drilling Inc. in 1992, the Company acquired net operating loss ("NOL") and investment tax credit ("ITC") carryforwards available to offset future taxable income. For the year ended December 31, 1996, the Company utilized $53.2 million of such carryforwards and has recorded a deferred tax asset for the benefit of the remaining NOL and ITC carryforwards available to be carried forward to future years, including those generated subsequent to the Common Stock Offering. Such carryforwards expire as follows:

                                                            TAX BENEFIT OF
                                                            NET OPERATING       INVESTMENT
YEAR                                                            LOSSES          TAX CREDITS
----                                                        --------------      -----------
                                                                    (IN THOUSANDS)
2003......................................................     $    --            $3,066
2006......................................................         511                --
2007......................................................       4,300                --
2008......................................................       6,259                --
2009......................................................       3,487                --
2010......................................................       3,851                --
2011......................................................         278                --
                                                               -------            ------
Total.....................................................     $18,686            $3,066
                                                               =======            ======

     The difference between actual income tax (expense) benefit and the tax provision computed by applying the statutory federal income tax rate to income
(loss) before taxes is attributable to the following:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Income (loss) before income tax (expense) benefit:
  U.S..............................................  $153,615    $(19,591)   $(29,667)
  Non-U.S..........................................    59,090       5,788     (16,758)
                                                     --------    --------    --------
  Worldwide........................................  $212,705    $(13,803)   $(46,425)
                                                     ========    ========    ========
Expected income tax (expense) benefit at federal
  statutory rate...................................  $(74,447)   $  4,831    $ 16,249
Non-U.S. income (loss):
  Impact of taxation at different rates............        --       1,270       1,716
  Utilization of net operating loss
     carryforwards.................................     6,843          --          --
  Impact of non-U.S. losses for which a current tax
     benefit is not available......................    (1,642)     (1,004)     (6,094)
Adjustment to prior year return....................     1,737          --          --
State taxes and other..............................     1,192       1,680        (250)
                                                     --------    --------    --------
          Income tax (expense) benefit.............  $(66,317)   $  6,777    $ 11,621
                                                     ========    ========    ========

     Undistributed earnings of non-U.S. subsidiaries for which no deferred income tax provision has been made for possible future remittances totaled approximately $66.5 million at December 31, 1996. Substantially all of this amount represents earnings reinvested as part of the Company's ongoing business. It is not practicable to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any. The Company also has certain income tax loss carryforwards in non-U.S. tax jurisdictions to which it has assigned no value because of the uncertainty of utilization of these carryforwards. Approximately $21.1 million of such carryforwards were utilized during 1996.

12. EMPLOYEE BENEFIT PLANS

  Defined Contribution Plans

     The Company maintains defined contribution retirement plans for its U.S. and U.K. employees. The plan for U.S. employees (the "401(k) Plan") is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the 401(k) Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401(k) Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401(k) Plan. The Company contributes 3.75 percent of a participant's defined compensation. For the years ended December 31, 1996, 1995 and 1994, the Company's provision for contributions was $2.5 million, $2.4 million and $2.3 million, respectively.

     The plan for U.K. employees provides that the Company contribute amounts equivalent to the employee's contributions generally up to a maximum of 3 percent of the employee's defined compensation per year. For the years ended December 31, 1996, 1995 and 1994, the Company's provision for contributions was $.3 million, $.2 million and $.2 million, respectively.

     In connection with the Arethusa Merger, the Company assumed Arethusa's Profit Sharing Plan. The plan was established as a defined contribution profit-sharing plan effective October 1, 1992 covering substantially all U.S. citizens, U.S. permanent residents and third country national expatriates employed by Arethusa Off-Shore Company, a wholly-owned subsidiary of Arethusa. Participants could elect to make contributions by directing the Company to withhold a percentage of their earnings. A participating employee could also elect to make after-tax contributions to the plan. The Company contributed 3.75 percent of a participant's defined compensation. The Company's provision for such contributions for the year ended December 31, 1996 was $.3 million.

     Effective January 1, 1997, the Company modified the 401(k) Plan by merging the Company's existing plan with the Arethusa Profit-Sharing Plan. Under the plan, participating employees may contribute a portion of their pre-tax compensation, up to a maximum of 15 percent of compensation. In addition to the
3.75 percent Company contribution, the Company will match 25 percent of the first 6 percent of each employee's compensation contributed, subject to a vesting schedule which entitles the employee to a percentage of the matching contributions depending on years of service.

  Deferred Compensation and Supplemental Retirement Plan

     Effective December 17, 1996, the Company adopted the Deferred Compensation and Supplemental Executive Retirement Plan. The Company will contribute any portion of the 3.75 percent of the base salary contribution to the 401(k) Plan that cannot be contributed because of the limitations of sections 401(a)(17) and 415 of the Code, retroactively to 1992. Additionally, the plan provides that participants may defer up to 10 percent of base compensation and/or up to 100 percent of any performance bonus. Participants in this plan are highly compensated employees of the Company and are fully vested in all amounts paid into the plan.

  Pension Plan

     The defined benefit pension plan, established by Arethusa effective October 1, 1992, was frozen on April 30, 1996. At that date, all participants were deemed fully vested in the plan which covered substantially all U. S. citizens and U. S. permanent residents who were employed by Arethusa. Benefits are calculated and paid based on an employee's years of credited service and average compensation at the date the plan was frozen using an excess benefit formula integrated with social security covered compensation.

     Pension costs are determined actuarially and funded as required by the Code. The plan's assets are invested in cash and cash equivalents, equity securities, government and corporate debt securities. As a result of freezing the plan, no current year service cost was accrued.

     The significant actuarial assumptions as of the plan's year end are set forth in the following table:

                                                              SEPTEMBER 30,
                                                                   1996
                                                              --------------
Discount Rate...............................................       7.5%
Expected long-term rate.....................................       9.0%
Compensation projection rate................................        N/A

     The funded status is set forth in the following table:

                                                              SEPTEMBER 30,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Benefit obligation -- Vested................................     $(8,536)
                   -- Non-vested............................         N/A
                                                                 -------
Accumulated benefit obligation..............................      (8,536)
Effect of compensation projection...........................         N/A
                                                                 -------
Projected benefit obligation................................      (8,536)
Plan assets at fair value...................................      10,119
                                                                 -------
Plan assets in excess of projected benefit obligation.......       1,583
Unrecognized gain...........................................        (195)
                                                                 -------
Prepaid pension cost........................................     $ 1,388
                                                                 =======

     Net periodic pension credit includes the following components:

                                                                YEAR ENDED
                                                              SEPTEMBER 30,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Service cost of benefits earned.............................      $  --
Interest cost on projected benefit obligations..............        259
Actual return on plan assets................................       (356)
                                                                  -----
Net periodic pension credit.................................      $ (97)
                                                                  =====

13. GEOGRAPHIC AREA ANALYSIS AND MAJOR CUSTOMERS

     The following table summarizes, by geographic area, operating revenues and operating income (loss) for the years ended December 31, 1996, 1995 and 1994, and identifiable assets at the end of those periods. Interarea revenues from affiliates primarily represent intercompany charter revenues and are accounted for based on the estimated fair market value of the services.

                                                                  AUSTRALIA/
                                             UNITED    EUROPE/     SOUTHEAST     SOUTH     OTHER
                                             STATES     AFRICA       ASIA       AMERICA    AREAS     ELIMINATIONS      TOTAL
                                            --------   --------   -----------   --------   ------   --------------   ----------
                                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
Revenues from unaffiliated customers......  $384,708   $126,618    $ 65,335     $ 34,769   $   --      $     --      $  611,430
Interarea revenues from affiliates........    31,147         --          --        1,921    6,156       (39,224)             --
Operating income (loss)...................   192,765     14,621      (6,106)       6,055    6,156            --         213,491
Identifiable assets.......................  1,108,761   197,948     101,093      166,698       --            --       1,574,500
YEAR ENDED DECEMBER 31, 1995
Revenues from unaffiliated customers......  $213,998   $ 47,645    $ 53,113     $ 21,828   $   --      $     --      $  336,584
Interarea revenues from affiliates........     9,335      1,389          --        1,460    4,563       (16,747)             --
Operating income (loss)...................    25,488     (6,755)     (7,675)      (3,970)   4,563            --          11,651
Identifiable assets.......................   386,282    165,277      36,705       29,788       --            --         618,052
YEAR ENDED DECEMBER 31, 1994
Revenues from unaffiliated customers......  $203,198   $ 19,159    $ 57,129     $ 26,133   $2,299      $     --      $  307,918
Interarea revenues from affiliates........     9,446     12,739          --        2,373      730       (25,288)             --
Operating income (loss)...................    (1,540)    (7,802)      2,783       (9,174)   1,109            --         (14,624)
Identifiable assets.......................   366,575    125,773      48,059       47,751       --            --         588,158

     A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

     The assets located outside the U.S. include cash and cash equivalents of $6.2 million, $1.3 million and $2.5 million at December 31, 1996, 1995 and 1994, respectively.

     The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. During the year ended December 31, 1996, two customers contributed 13.8 percent and 13.5 percent of total revenues. During the year ended December 31, 1995, one customer contributed 16.5 percent of total revenues. For the year ended December 31, 1994, no single customer contributed more than 8.2 percent of total revenues.

14. SUBSEQUENT EVENTS

     On February 4, 1997, the Company issued $400.0 million, including $50.0 million from an over-allotment option, of 3 3/4 percent convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time following the date of original issuance thereof and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed, into shares of the Company's common stock, at a conversion price of $81 per share (equivalent to a conversion rate of 12.346 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. Interest on the Notes is payable in cash semi-annually on each February 15 and August 15, commencing on August 15, 1997. Upon conversion, any accrued interest will be deemed paid by the appropriate portion of the common stock received by the holder upon such conversion. The Notes are redeemable, in whole or from time to time in part, at the option of the Company, at any time on or after February 22, 2001 at specified redemption prices, plus accrued and unpaid interest to the date of redemption. The Notes are general unsecured obligations of the Company, subordinated in right of payment to the prior payment in full of the principal and premium, if any, and interest on all indebtedness of the Company for borrowed money, other than the Notes, with certain exceptions, and effectively subordinated in right of payment to the prior payment in full of all indebtedness of the Company's subsidiaries. The Notes do not restrict the Company's ability to incur other indebtedness or additional indebtedness of the Company's subsidiaries.

     Assuming both the issuance of the Notes and the Arethusa Merger (see Note
2) had occurred at the beginning of the year, pro forma net income would have been approximately $146.3 million, or $2.15 per share, for the year ended December 31, 1996. The pro forma information is not necessarily indicative of the results of operations had the transactions been effected on January 1, 1996.

15. UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 1996 and 1995 is shown below. Per share information has not been provided for periods prior to the Common Stock Offering.

                                               FIRST      SECOND     THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Revenues....................................  $106,868   $146,983   $170,622   $186,957
Operating income............................    25,696     46,614     57,520     83,661
Income before income tax expense............    26,130     46,784     57,929     81,862
Net income..................................    18,732     33,022     38,480     56,154
Net income per share........................      0.37       0.53       0.56       0.82
1995
Revenues....................................  $ 70,760   $ 76,106   $ 91,716   $ 98,002
Operating income (loss).....................    (8,730)        56     11,572      8,753
Income (loss) before income tax benefit.....   (16,861)    (8,299)     3,003      8,354
Net income (loss)...........................   (11,572)    (2,770)     1,422      5,894
Pro forma net income per share(1)...........        --         --         --       0.13

---------------

(1) As described in Note 3, after its initial public offering, the Company had
    50.0 million shares of common stock outstanding. Assuming the Common Stock Offering had occurred at the beginning of the fourth quarter, the Company would have recognized net income of $6.4 million, or $0.13 per share, after adjusting for the after-tax effects of a reduction in interest expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Part III has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

        (1)  Financial Statements

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   23
Consolidated Balance Sheets.................................   24
Consolidated Statements of Operations.......................   25
Consolidated Statements of Stockholders' Equity.............   26
Consolidated Statements of Cash Flows.......................   27
Notes to Consolidated Financial Statements..................   28

        (2)  Financial Statement Schedules

             No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

        (3)  Index of Exhibits......................................   42

             See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

     (c) Index of Exhibits

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
           2.1             -- Plan of Acquisition among Diamond Offshore Drilling,
                              Inc., Diamond Offshore (USA) Inc. and AO Acquisition
                              Limited and Arethusa (Off-Shore) Limited dated February
                              9, 1996, as amended (incorporated by reference to
                              Exhibits 2.1 and 2.2 of the Company's Registration
                              Statement No. 333-2680 on Forms S-4/S-1).
           2.2             -- Amalgamation Agreement between Arethusa (Off-Shore)
                              Limited and AO Acquisition Limited dated February 9, 1996
                              (incorporated by reference to Exhibit 2.3 of the
                              Company's Registration Statement No. 333-2680 on Forms
                              S-4/S-1).
           3.1             -- Restated Certificate of Incorporation of the Company
                              (incorporated by reference to Exhibit 3.1 of the
                              Company's Annual Report on Form 10-K for the fiscal year
                              ended December 31, 1995).
           3.2             -- By-laws of the Company, as amended (incorporated by
                              reference to Exhibits 3.2, 3.2.1 and 3.2.2 of the
                              Company's Registration Statement No. 333-2680 on Forms
                              S-4/S-1).
           4.1             -- Indenture, dated as of February 4, 1997, between the
                              Company and Chase Manhattan Bank, as Trustee
                              (incorporated by reference to Exhibit 4.1 of the
                              Company's Current Report on Form 8-K filed February 11,
                              1997).
           4.2             -- Supplemental Indenture, dated as of February 4, 1997,
                              between the Company and Chase Manhattan Bank, as Trustee
                              (incorporated by reference to Exhibit 4.2 of the
                              Company's Current Report on Form 8-K filed February 11,
                              1997).
          10.1             -- Fee Agreement between the Company and Arethusa
                              (Off-Shore) Limited dated February 9, 1996, as amended
                              (incorporated by reference to Exhibits 10.1 and 10.2 of
                              the Company's Registration Statement No. 333-2680 on
                              Forms S-4/S-1).
          10.2             -- Stockholder's Agreement among the Company, Loews and
                              Arethusa (Off-Shore) Limited dated February 9, 1996, as
                              amended (incorporated by reference to Exhibits 10.3 and
                              10.4 of the Company's Registration Statement No. 333-2680
                              on Forms S-4/S-1).
          10.3             -- Stockholder's Agreement among the Company, Diamond
                              Offshore (USA) Inc., AO Acquisition Limited and the other
                              parties signatory thereto dated February 9, 1996, as
                              amended (incorporated by reference to Exhibits 10.5 and
                              10.6 of the Company's Registration Statement No. 333-2680
                              on Forms S-4/S-1).
          10.4             -- Termination and Settlement Agreement dated October 10,
                              1995 between Loews and the Company (incorporated by
                              reference to Exhibit 10.1 of the Company's Annual Report
                              on Form 10-K for the fiscal year ended December 31,
                              1995).
          10.5             -- Registration Rights Agreement dated October 16, 1995
                              between Loews and the Company (incorporated by reference
                              to Exhibit 10.2 of the Company's Annual Report on Form
                              10-K for the fiscal year ended December 31, 1995).
          10.6             -- Services Agreement dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit
                              10.3 of the Company's Annual Report on Form 10-K for the
                              fiscal year ended December 31, 1995).
          10.7+            -- Agreement ("Rose Employment Agreement"), dated November
                              1, 1992, between the Company and Robert E. Rose
                              (incorporated by reference to Exhibit 10.7 of the
                              Company's Registration Statement No. 33-95484 on Form
                              S-1).
          10.8+            -- Amendment, dated December 27, 1995, to the Rose
                              Employment Agreement (incorporated by reference to
                              Exhibit 10.5 of the Company's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1995).

            10.9*+         -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of
                              December 31, 1996.
            10.10*+        -- Diamond Offshore Executive Deferred Compensation and Supplemental Retirement Plan
                              effective December 17, 1996.
            10.11          -- Credit Agreement among the Company, various lending institutions, Bankers Trust Company and Christiana Bank og Kreditkasse, New York Branch, as Co-Arrangers, Bankers Trust
                              Company, as Administrative Agent, Christiana Bank og Kreditkasse, New York Branch, as
                              Documentation Agent, and The Fuji Bank, Limited, as Co-Agent, dated as of February 8,
                              1996 and amended and restated as of March 27, 1996 and further amended and restated as of December 19, 1996 (incorporated by reference to Exhibit 10.1 of the Company's
                              Registration Statement No. 333-19987 on Form S-3).
            10.12          -- Diamond Offshore Drilling, Inc. Nonqualified Stock Option Plan for Certain Former
                              Directors of Arethusa (incorporated by reference to Exhibit 10.17 of the Company's
                              Registration Statement No. 333-2680 on Forms S-4/S-1).
            10.13          -- Diamond Offshore Drilling, Inc. Stock Option Plan for Certain Former Employees of
                              Arethusa (incorporated by reference to Exhibit 10.18 of the Company's Registration
                              Statement No. 333-2680 on Forms S-4/S-1).
            10.14          -- Asset Purchase Agreement between Diamond M Onshore, Inc. and Drillers, Inc. dated as of
                              November 12, 1996 (incorporated by reference to Exhibit 10.2 of the Company's
                              Registration Statement No. 333-19987 on Form S-3).
            10.15          -- Amendment No. 1, dated as of December 31, 1996, to Asset Purchase Agreement between
                              Diamond M Onshore, Inc. and Drillers, Inc. dated as of November 12, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement No. 333-19987 on
                              Form S-3).
            12.1*          -- Statement re Computation of Ratios.
            21.1*          -- List of Subsidiaries of the Company.
            23.1*          -- Consent of Deloitte & Touche LLP
            24.1*          -- Powers of Attorney.
            27.1*          -- Financial Data Schedule.

---------------
* Filed herewith.

+ Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 1997.

                                            DIAMOND OFFSHORE DRILLING, INC.

                                            By:   /s/ LAWRENCE R. DICKERSON
                                             -----------------------------------
                                                    Lawrence R. Dickerson
                                               Senior Vice President and Chief
                                                       Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ ROBERT E. ROSE*                   President, Chief Executive Officer    March 3, 1997
-----------------------------------------------------    and Director (Principal
                   Robert E. Rose                        Executive Officer)

              /s/ LAWRENCE R. DICKERSON*               Senior Vice President and Chief       March 3, 1997
-----------------------------------------------------    Financial Officer (Principal
                Lawrence R. Dickerson                    Financial Officer)

                 /s/ GARY T. KRENEK*                   Controller (Principal Accounting      March 3, 1997
-----------------------------------------------------    Officer)
                   Gary T. Krenek

                 /s/ JAMES S. TISCH*                   Chairman of the Board                 March 3, 1997
-----------------------------------------------------
                   James S. Tisch

               /s/ HERBERT C. HOFMANN*                 Director                              March 3, 1997
-----------------------------------------------------
                 Herbert C. Hofmann

            *By:/s/ RICHARD L. LIONBERGER
  ------------------------------------------------
                Richard L. Lionberger
                  Attorney in Fact

                              INDEX TO EXHIBITS

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          10.9*+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1996.
          10.10*+          -- Diamond Offshore Executive Deferred Compensation and
                              Supplemental Retirement Plan effective December 17, 1996.
          12.1*            -- Statement re Computation of Ratios.
          21.1*            -- List of Subsidiaries of the Company.
          23.1*            -- Consent of Deloitte & Touche LLP
          24.1*            -- Powers of Attorney
          27.1*            -- Financial Data Schedule.

---------------
* Filed herewith.

+ Management contracts or compensatory plans or arrangements.