Form 10-Q
period 1997-03-31
DIAMOND OFFSHORE DRILLING INC
filed 1997-04-28
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ________

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

                               15415 Katy Freeway
                                 Houston, Texas
                                     77094
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (281) 492-5300
              (Registrant's telephone number, including area code)


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

As of April 18, 1997                            Common stock, $.01 par value per share                           69,645,368 shares

                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997


                                                                                            PAGE NO.
COVER PAGE.......................................................................................1

DOCUMENT TABLE OF CONTENTS.......................................................................2

PART I.  FINANCIAL INFORMATION...................................................................3

         ITEM 1.  FINANCIAL STATEMENTS
                   Consolidated Balance Sheets...................................................3
                   Consolidated Statements of Income.............................................4
                   Consolidated Statements of Cash Flows.........................................5
                   Notes to Consolidated Financial Statements....................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................11

PART II.  OTHER INFORMATION......................................................................17

         ITEM 1.  LEGAL PROCEEDINGS..............................................................17

         ITEM 2.  CHANGES IN SECURITIES..........................................................17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................17

         ITEM 5.  OTHER INFORMATION..............................................................17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................17

SIGNATURES.......................................................................................18

INDEX OF EXHIBITS................................................................................19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                        ---------------    ---------------
                                                                                             1997               1996
                                                                                        ---------------    ---------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ......................................................   $        39,258    $        28,180
     Investment securities ..........................................................           213,465                 --
     Accounts receivable ............................................................           180,318            172,214
     Rig inventory and supplies .....................................................            30,754             30,407
     Prepaid expenses and other .....................................................            16,873             12,166
                                                                                        ---------------    ---------------
                       Total current assets .........................................           480,668            242,967
DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS
     ACCUMULATED DEPRECIATION .......................................................         1,247,561          1,198,160
LONG-TERM INVESTMENT SECURITIES .....................................................            98,912                 --
GOODWILL, LESS ACCUMULATED AMORTIZATION .............................................           125,999            129,825
OTHER ASSETS ........................................................................            10,619              3,548
                                                                                        ---------------    ---------------
                       Total assets .................................................   $     1,963,759    $     1,574,500
                                                                                        ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...............................................................   $        55,187    $        63,172
     Accrued liabilities ............................................................            34,600             28,451
     Taxes payable ..................................................................            18,745             26,377
     Short-term borrowings ..........................................................                --             10,000
                                                                                        ---------------    ---------------
                       Total current liabilities ....................................           108,532            128,000
LONG-TERM DEBT ......................................................................           400,000             63,000
DEFERRED TAX LIABILITY ..............................................................           188,149            176,296
OTHER LIABILITIES ...................................................................            16,494             12,472
                                                                                        ---------------    ---------------
                       Total liabilities ............................................           713,175            379,768
                                                                                        ---------------    ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock (par value $.01, 25,000,000 shares authorized, none
         issued and outstanding) ....................................................                --                 --
     Common stock (par value $.01, 200,000,000 shares authorized, 68,395,368 and 68,353,409 shares issued and outstanding at March 31, 1997 and
         December 31, 1996, respectively) ...........................................               684                684
     Additional paid-in capital .....................................................         1,220,365          1,220,032
     Retained earnings (accumulated deficit) ........................................            31,174            (25,056)
     Cumulative translation adjustment ..............................................            (1,372)              (928)
     Unrealized loss on investment securities .......................................              (267)                --
                                                                                        ---------------    ---------------
                       Total stockholders' equity ...................................         1,250,584          1,194,732
                                                                                        ---------------    ---------------
                       Total liabilities and stockholders' equity ...................   $     1,963,759    $     1,574,500
                                                                                        ===============    ===============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         -------------------------------
                                                                              1997            1996
                                                                         --------------- ---------------
REVENUES    ..........................................................    $      204,733 $      106,868

OPERATING EXPENSES:
       Contract drilling..............................................            89,739         66,157
       Depreciation and amortization..................................            25,812         12,069
       General and administrative.....................................             4,941          3,103
       Gain on sale of assets.........................................               (65)          (157)
                                                                          -------------- --------------
            Total operating expenses..................................           120,427         81,172
                                                                          -------------- --------------

OPERATING INCOME .....................................................            84,306         25,696

OTHER INCOME (EXPENSE):
       Interest income................................................             2,893            256
       Other, net.....................................................              (185)           178
                                                                          -------------- --------------
INCOME BEFORE INCOME TAX EXPENSE......................................            87,014         26,130

INCOME TAX EXPENSE....................................................           (30,784)        (7,398)
                                                                          -------------- --------------

NET INCOME ...........................................................    $       56,230 $       18,732
                                                                          ============== ==============

NET INCOME PER SHARE AND COMMON EQUIVALENT SHARE......................    $         0.79 $         0.37
                                                                          ============== ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
       COMMON SHARES..................................................            68,384         50,000
       COMMON EQUIVALENT SHARES.......................................             3,018             --
                                                                          -------------- --------------
       ADJUSTED.......................................................            71,402         50,000
                                                                          ============== ==============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        -------------------------------------
                                                                               1997                1996
                                                                        -----------------  ------------------
OPERATING ACTIVITIES:
      Net income ...................................................   $           56,230  $           18,732
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization...............................               25,812              12,069
        Gain on sale of assets .....................................                  (65)               (157)
        Deferred tax provision .....................................               13,870               7,124
        Amortization of investment securities.......................               (2,331)                (69)
        Amortization of debt issuance costs.........................                   72                  52
      Changes in operating assets and liabilities:
        Accounts receivable ........................................               (7,887)            (13,128)
        Rig inventory and supplies and other current assets ........               (5,054)              2,339
        Other assets, non-current ..................................                 (176)             (2,583)
        Accounts payable and accrued liabilities ...................               (1,836)             (2,716)
        Taxes payable...............................................               (7,632)                541
        Other liabilities, non-current .............................                2,520               1,740
      Other, net....................................................                  129                (288)
                                                                        -----------------  ------------------
            Net cash provided by operating activities ...............              73,652              23,656
                                                                        -----------------  ------------------

INVESTING ACTIVITIES:
      Capital expenditures .........................................              (73,923)            (43,757)
      Proceeds from sales of assets ................................                  440                 478
      Net purchases of investment securities........................             (211,200)                 --
      Purchases of long-term investment securities..................              (99,474)                 --
                                                                        -----------------  ------------------
            Net cash used in investing activities ...................            (384,157)            (43,279)
                                                                        -----------------  ------------------
FINANCING ACTIVITIES:
      Net (repayments) borrowings on revolving line of credit.......              (63,000)             15,000
      Net repayments on short-term borrowings.......................              (10,000)                 --
      Issuance of convertible subordinated notes....................              400,000                  --
      Debt issuance costs ..........................................               (5,750)             (1,816)
      Proceeds from stock options exercised.........................                  333                  --
                                                                        -----------------  ------------------
            Net cash provided by financing activities ...............             321,583              13,184
                                                                        -----------------  ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................                11,078              (6,439)
      Cash and cash equivalents, beginning of period ...............               28,180              10,306
                                                                        -----------------  ------------------
      Cash and cash equivalents, end of period .....................    $          39,258  $            3,867
                                                                        =================  ==================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

      The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-13926).

Interim Financial Information

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated balance sheets, statements of income, and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

Cash and Cash Equivalents

      Short-term, highly liquid investments that have an original maturity of three months or less which are considered part of the Company's cash management activities rather than part of its investing activities are considered cash equivalents.

Investment Securities

      The Company's investments are classified as available for sale and stated at fair value under the terms of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gains and losses, net of taxes, are recorded as a separate component of stockholders' equity until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such amortization is included in interest income. The cost of securities sold is based on the specific identification method and realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt, including commitment fees, during the three months ended March 31, 1997 and 1996 totaled $524,000 and $37,000, respectively. Cash payments made for U.S. income taxes during the three months ended March 31, 1997 totaled $23.6 million. No cash payments for U.S. income taxes were made during the three months ended March 31, 1996. Cash payments made for foreign income taxes during the three months ended March 31, 1997 and 1996 totaled $835,000 and $238,000, respectively.

Goodwill

      Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years.

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Net Income Per Share

      Net income per share and common equivalent share was computed by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during the periods. The convertible subordinated notes (see Note 7) are considered to be common stock equivalents. Consequently, the number of shares issuable assuming full conversion of these notes as of February 4, 1997, the issuance date, was added to the number of common shares. There was no adjustment needed to eliminate the interest on these notes due to the capitalization of interest cost (see Note 4). Fully diluted earnings per share is not presented as there are no other contingent issuances of common stock.

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. For the three months ended March 31, 1997 and 1996, pro forma earnings per share amounts computed using SFAS No. 128 would have been $0.82 and $0.37, respectively, for basic earnings per share and $0.79 and $0.37, respectively, for diluted earnings per share.

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

Common stock issued to Arethusa shareholders..................   $     539,305
Arethusa stock options assumed................................          11,381

                                                                  -------------
     Total equity consideration...............................   $     550,686
                                                                  =============

      The Company issued 17.9 million common shares to the Arethusa shareholders based on an exchange ratio of .88 shares for each share of issued and outstanding Arethusa common stock. The shares were valued for financial reporting purposes at $30.14 based on a seven-day average of the closing price of the Company's common stock at the time the Arethusa Merger was announced (December 7, 1995). In addition to equity consideration, the Company incurred approximately $16.9 million of acquisition costs associated with the Arethusa Merger.

      The Arethusa Merger was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $67.2 million, drilling and other property and equipment of $505.5 million, and the assumption of current liabilities of $19.0 million, other net long-term liabilities of $2.2 million, and debt of $67.5 million. In addition, a deferred tax liability of $66.8 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $133.5 million, which has been accounted for as goodwill and is being amortized over 20 years using the straight-line method (see Note 5).

3.  INVESTMENT SECURITIES

      Investment securities classified as available for sale at March 31, 1997 were as follows:

                                           --------------------------------------------
                                              AMORTIZED      UNREALIZED       MARKET
                                                 COST          LOSSES         VALUE
                                           --------------------------------------------
                                                           (IN THOUSANDS)
Due within 1 year:
     Debt securities issued by the U.S.
     Treasury . . . . . . . . . . . . .        $  213,523       $   (58)      $213,465

Due after 1 year through 5 years:
     Debt securities issued by the U.S.
     Treasury . . . . . . . . . . . . .            99,265          (353)        98,912
                                           --------------------------------------------
Total                                          $  312,788       $  (411)      $312,377
                                           ============================================

      During the three months ended March 31, 1997, certain investment securities were sold for proceeds of $99.8 million. The resulting realized loss was not material.

4.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                     MARCH 31,         DECEMBER 31,
                                             -----------------------------------------
                                                       1997               1996
                                             -----------------------------------------
                                                           (IN THOUSANDS)
Drilling rigs and equipment  . . . . . . .           $  1,427,618       $  1,332,980
Construction work in progress. . . . . . .                 95,232            116,770
Land and buildings . . . . . . . . . . . .                 13,164             13,154
Office equipment and other . . . . . . . .                  8,619              8,181
                                             -----------------------------------------
     Cost  . . . . . . . . . . . . . . . .              1,544,633          1,471,085
Less accumulated depreciation  . . . . . .               (297,072)          (272,925)
                                             -----------------------------------------
          Total. . . . . . . . . . . . . .           $  1,247,561       $  1,198,160
                                             =========================================

      For the three months ended March 31, 1997, the Company capitalized total interest cost incurred of $2.8 million in construction work in progress with respect to qualifying construction projects.

5.  GOODWILL

      The Arethusa Merger generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                            MARCH 31,         DECEMBER 31,
                                      -----------------------------------------
                                               1997               1996
                                      -----------------------------------------
                                                  (IN THOUSANDS)
Goodwill . . . . . . . . . . . . . .             $ 132,170          $ 134,331
Less accumulated amortization  . . .                (6,171)            (4,506)
                                      -----------------------------------------
          Total  . . . . . . . . . .             $ 125,999          $ 129,825
                                      =========================================

      During the three months ended March 31, 1997, an adjustment of approximately $2.2 million was recorded to reduce goodwill before accumulated amortization. This adjustment was primarily necessary to properly reflect the fair value of the net assets acquired in the Arethusa Merger.

6.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                            MARCH 31,         DECEMBER 31,
                                      -----------------------------------------
                                               1997               1996
                                      -----------------------------------------
                                                  (IN THOUSANDS)
Personal injury and other claims. . .            $  20,217          $  18,629
Payroll and benefits  . . . . . . . .                8,648              8,336
Other . . . . . . . . . . . . . . . .                5,735              1,486
                                      -----------------------------------------
          Total . . . . . . . . . . .            $  34,600          $  28,451
                                      =========================================

7.  LONG-TERM DEBT

Convertible Subordinated Notes

      On February 4, 1997, the Company issued $400.0 million, including $50.0 million from an over-allotment option, of 3 3/4 percent convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed, into shares of the Company's common stock, at a conversion price of $81 per share (equivalent to a conversion rate of 12.346 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. Interest on the Notes is payable in cash semi-annually on each February 15 and August 15, commencing on August 15, 1997. Upon conversion, any accrued interest will be deemed paid by the appropriate portion of the common stock received by the holder.

      The Notes are redeemable, in whole or, from time to time, in part, at the option of the Company, at any time on or after February 22, 2001, at specified redemption prices, plus accrued and unpaid interest to the date of redemption. The Notes are general unsecured obligations of the Company, subordinated in right of payment to the prior payment in full of the principal and premium, if any, and interest on all indebtedness of the Company for borrowed money, other than the Notes, with certain exceptions, and effectively subordinated in right of payment to the prior payment in full of all indebtedness of the Company's subsidiaries. The Notes do not restrict the Company's ability to incur other indebtedness or additional indebtedness of the Company's subsidiaries.

Credit Facility

     The Company may borrow up to $200.0 million at various interest rates, at the Company's option, under the terms of a revolving credit facility with a group of banks (the "Credit Facility") available through December 2001. The Credit Facility contains provisions regarding the maintenance of certain consolidated financial ratios, certain indebtedness limitations, and limitations on dividends and similar payments. As of March 31, 1997, the Company was in compliance with each of these covenants. Commitment fees are paid based on the unused available portion of the maximum credit commitment. No amounts were outstanding under the Credit Facility at March 31, 1997.

     In addition, the Company has lines of credit for short-term financing aggregating $30.0 million from two U.S. banks. These arrangements provide for borrowings at various interest rates and may be used on such terms as the Company and the banks mutually agree. No amounts were outstanding under these agreements at March 31, 1997.

8.  COMMITMENTS AND CONTINGENCIES

     The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., have sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs have obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company is vigorously prosecuting an appeal of the judgment. The Company has received notices from certain of its insurance underwriters reserving their rights to deny coverage on the Company's insurance policies in excess of $2.0 million for damages resulting from such lawsuit. Management believes that the Company has complied with all conditions of coverage for final unappealable damages, if any, in the case. The Company has not established a liability for such claim at this time.

     A former subsidiary of Arethusa, which is now a subsidiary of the Company, is defending and indemnifying Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs seek $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorney's fees. The Company believes the Zapata Defendants have adequate defenses and intends to vigorously defend their position. The Company has not established a liability for such claim at this time.

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

9.  SUBSEQUENT EVENT

         In April 1997, the Company completed a public offering of 1.25 million shares of common stock generating net proceeds of approximately $82.3 million. The Company expects to use the net proceeds to acquire the Polyconfidence, a semisubmersible accommodation vessel, currently working in the U.K. sector of the North Sea. The Company's cost to acquire the vessel is expected to be approximately $81.0 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

GENERAL

         Merger with Arethusa (Off-Shore) Limited. Effective April 29, 1996, the merger with Arethusa (Off-Shore) Limited ("Arethusa") was completed (the "Arethusa Merger"). Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters, and provided drilling services worldwide to international and government-controlled oil and gas companies. Because the Arethusa Merger was accounted for as a purchase for financial reporting purposes, results of operations include those of Arethusa from the effective date of the Arethusa Merger. See Note 2 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its turnkey operations and intercompany expenses charged to rig operations). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

         During September 1996 and March 1997, the Company completed its major upgrades of the Ocean Quest and the Ocean Star, respectively, expanding these rigs to have fourth-generation capabilities. Upon completion, these rigs are included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include the rigs in Other Semisubmersibles). The Company's drillship, the Ocean Clipper I, is included in Other Semisubmersibles for discussion purposes.

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                -------------------------  INCREASE/
                                                  1997         1996       (DECREASE)
                                                ---------    ---------    ---------
                                                          (in thousands)
REVENUES
  Fourth-Generation Semisubmersibles.........   $  42,643    $  21,465    $  21,178
  Other Semisubmersibles ....................     116,833       52,995       63,838
  Jack-ups ..................................      43,554       20,136       23,418
  Turnkey ...................................       4,311       13,626       (9,315)
  Land ......................................          --        5,102       (5,102)
  Eliminations ..............................      (2,608)      (6,456)       3,848
                                                ---------    ---------    ---------
          Total Revenues ....................   $ 204,733    $ 106,868    $  97,865
                                                =========    =========    =========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles.........   $  11,473    $   7,898    $   3,575
  Other Semisubmersibles ....................      55,336       31,490       23,846
  Jack-ups ..................................      21,260       14,927        6,333
  Turnkey ...................................       4,259       14,128       (9,869)
  Land ......................................          --        4,772       (4,772)
  Other .....................................         361          102          259
  Eliminations ..............................      (2,950)      (7,160)       4,210
                                                ---------    ---------    ---------
          Total Contract Drilling Expense....   $  89,739    $  66,157    $  23,582
                                                =========    =========    =========
OPERATING INCOME
  Fourth-Generation Semisubmersibles.........   $  31,170    $  13,567    $  17,603
  Other Semisubmersibles ....................      61,497       21,505       39,992
  Jack-ups ..................................      22,294        5,209       17,085
  Turnkey ...................................          52         (502)         554
  Land ......................................          --          330         (330)
  Other .....................................        (361)        (102)        (259)
  Eliminations ..............................         342          704         (362)
  Depreciation and Amortization Expense......     (25,812)     (12,069)     (13,743)
  General and Administrative Expense.........      (4,941)      (3,103)      (1,838)
  Gain on Sale of Assets ....................          65          157          (92)
                                                ---------    ---------    ---------
          Total Operating Income ............   $  84,306    $  25,696    $  58,610
                                                =========    =========    =========

         Revenues. The $21.2 million increase in revenues from fourth-generation rigs resulted primarily from $9.2 million in revenues generated during the three months ended March 31, 1997 by the Ocean Quest and the Ocean Star upon completion of their upgrade projects in September 1996 and March 1997, respectively, and $8.7 million generated during the three months ended March 31, 1997 by increased operating dayrates in the Gulf of Mexico and the North Sea. Also, improvements in utilization contributed approximately $3.2 million in revenues for the three months ended March 31, 1997. This increase in utilization was primarily associated with shipyard repairs performed on the Ocean Alliance, which reduced the days worked during the comparable period of the prior year. The $63.8 million increase in revenues from other semisubmersibles resulted primarily from $37.5 million in revenues generated during the three months ended March 31, 1997 by the eight semisubmersibles acquired in the Arethusa Merger. Approximately $16.3 million in additional revenues were generated from increased operating dayrates during the three months ended March 31, 1997. Improvements in utilization contributed approximately $10.0 million in revenues for the three months ended March 31, 1997, primarily due to a reduction in revenues in the first quarter of 1996 during the completion of modifications on the Ocean Princess and the Ocean Baroness. The $23.4 million increase in revenues from jack-ups resulted primarily from $12.8 million in revenues contributed by increased operating dayrates, primarily in the Gulf of Mexico. In addition, $10.2 million in revenues was generated during the three months ended March 31, 1997 by the four jack-ups acquired in the Arethusa Merger. The $9.3 million decrease in revenues from turnkey operations resulted from turnkey projects of greater magnitude completed during the three months ended March 31, 1996, while revenues for the three months ended March 31, 1997 consisted primarily of revenues from project management services. The $5.1 million decrease in revenues from land operations resulted from the sale of the Company's land division in December 1996.

         Contract Drilling Expense. The $3.6 million increase in contract drilling expense for fourth-generation rigs resulted primarily from operating costs generated by the Ocean Quest and the Ocean Star during the three months ended March 31, 1997 upon completion of their upgrade projects in September 1996 and March 1997, respectively. The $23.8 million increase in contract drilling expense for other semisubmersibles resulted primarily from $18.4 million costs generated during the three months ended March 31, 1997 by the rigs acquired in the Arethusa Merger. In addition, expenses for the three months ended March 31, 1996 were reduced by the capitalization of costs associated with modifications in progress on the Ocean Princess and the Ocean Baroness. The $6.3 million increase in contract drilling expense for jack-ups resulted from the four jack-ups acquired in the Arethusa Merger. The $9.9 million decrease in expenses from turnkey operations resulted from turnkey projects of greater magnitude completed and cost overruns on one turnkey well during the three months ended March 31, 1996. Expenses from turnkey operations for the three months ended March 31, 1997 consisted primarily of costs associated with project management services. The $4.8 million decrease in expenses from land operations resulted from the sale of the Company's land division in December 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 1997 increased $13.7 million from $12.1 million for the three months ended March 31, 1996 primarily due to additional expense for (i) the eight semisubmersibles and three jack-up drilling rigs acquired in the Arethusa Merger, (ii) goodwill amortization expense associated with the Arethusa Merger, and (iii) the Ocean Quest and the Ocean Star which completed their upgrades in September 1996 and March 1997, respectively.

         General and Administrative Expense. General and administrative expense for the three months ended March 31, 1997 of $4.9 million increased $1.8 million from $3.1 million for the three months ended March 31, 1996 primarily due to the Arethusa Merger. In addition, increased accruals during the three months ended March 31, 1997 for the Company's bonus and retention plan contributed to higher expenses. The increased accruals resulted from a higher estimated bonus pool for the 1997 performance year and for additional participants in the plan. Partially offsetting these increases was $0.3 million of general and administrative expense capitalized to the major upgrades of the Ocean Star, the Ocean Victory, and the Ocean Clipper I during the three months ended March 31, 1997.

         Interest Income. Interest income of $2.9 million for the three months ended March 31, 1997 consisted primarily of the amortization of discounts and interest earned on investment securities purchased in the first quarter of 1997.

         Income Tax Expense. Income tax expense of $30.8 million for the three months ended March 31, 1997 increased $23.4 million from $7.4 million for the three months ended March 31, 1996. This increase resulted primarily from the $60.9 million increase in income before income tax expense as compared to the three months ended March 31, 1996.

OUTLOOK

      When included in this Report, the words "expects," "intends," "plans," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with government regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

      The Company expects its current revenue and operating income trends to continue in 1997, as worldwide deep water exploration continues to provide opportunities for the Company's fleet. The Company's revenue growth, in part, will be dependent on the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The increasing impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures, has improved demand and resulted in higher dayrates, especially in the deep water and harsh environment markets. Customers increasingly are seeking to contract rigs for a stated term (as opposed to contracts for the drilling of a single well or a group of wells). As a result, more than 80 percent of the Company's estimated 1997 revenue is committed under existing contracts.

      Also, the completion of three major upgrades and their associated multi-year commitments are expected to provide additional revenue in 1997. In March 1997, the Company completed the upgrade of the Ocean Star and the rig began a three-year commitment. The rig, which had been cold stacked, now has fourth-generation capabilities, including stability and other enhancements such as water depth capabilities of up to 4,500 feet, increased variable deck load of approximately 6,000 long tons, a top-drive drilling system, a 15,000 psi blow-out prevention system, increased deck area, and additional mud pit and tensioner capacity. The Company's drillship, the Ocean Clipper I, is currently being upgraded to operate in the deep water market of the Gulf of Mexico with dynamic positioning capabilities and is scheduled to be completed in mid-1997. In addition, the Ocean Victory, previously cold stacked, is undergoing modifications in connection with its three-year deep water drilling program anticipated to begin during the fourth quarter of 1997.

      However, historically, the offshore contract drilling industry has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions will continue. In addition, the recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by the Company's competitors and, if present trends continue for an extended period, may lead to new entrants into the market. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for the Company's rigs, particularly its more advanced semisubmersible units, and on the overall utilization of the Company's fleet. In such case, the Company's results of operations would be adversely affected.

LIQUIDITY

      As of March 31, 1997, total cash and short and long-term investment securities totaled $351.6 million, up from $28.2 million at December 31, 1996. Cash provided by operating activities for the three months ended March 31, 1997 increased by $50.0 million to $73.7 million, as compared to $23.7 million for the comparable period of the prior year. This increase in operating cash flow was primarily attributable to a $37.5 million increase in net income for the first quarter of 1997 and a $13.7 million increase in depreciation and amortization primarily resulting from the Arethusa Merger.

      Investing activities used $384.2 million in cash during the three months ended March 31, 1997, compared to $43.3 million during the comparable period of 1996. The Company purchased U.S. Treasury bills and U.S. Treasury notes with a portion of the proceeds from the sale of $400.0 million convertible subordinated notes (the

"Notes") resulting in an increase in cash used in investing activities. In addition, capital expenditures increased substantially during the three months ended March 31, 1997, as the Company continued to invest in major upgrades of its existing fleet.

      Cash provided by financing activities for the three months ended March 31, 1997 increased $308.4 million to $321.6 million, as compared to $13.2 million for the comparable period of 1996. Sources of financing during 1997 consisted primarily of the Company's issuance of the Notes, which resulted in net proceeds of approximately $394.3 million. The Notes, issued in February 1997, bear interest at 3 3/4 percent and are due February 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date into shares of the Company's common stock, at a conversion price of $81 per share (equivalent to a conversion rate of 12.346 shares per $1,000 principal amount of Notes). Financing applications of cash during the three months ended March 31, 1997 included repayment of amounts outstanding under the Company's short and long-term credit arrangements.

      Other sources of liquidity include the Company's revolving line of credit for a five-year term providing a maximum credit commitment of $200.0 million (the "Credit Facility"). In addition, the Company has lines of credit for short-term financing aggregating $30.0 million from two U.S. banks. These arrangements provide for borrowing at various interest rates and may be used on such terms as the Company and the banks mutually agree. The Company also maintains the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a Securities and Exchange Commission shelf registration statement.

      In April 1997, the Company completed a public offering of 1.25 million shares of common stock generating net proceeds of approximately $82.3 million. The Company expects to use the net proceeds to acquire the Polyconfidence, a semisubmersible accommodation vessel currently working in the U.K. sector of the North Sea. The Company's cost to acquire the vessel is expected to be approximately $81.0 million in cash. See " - Capital Resources."

      The Company believes that it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades and continuing rig enhancements and for working capital requirements.

CAPITAL RESOURCES

      Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program. The Company expects to spend approximately $189.2 million during 1997 for rig upgrades, including approximately $162.5 million for expenditures in conjunction with the upgrades of the Ocean Clipper I, the Ocean Star, and the Ocean Victory for deep water drilling in the Gulf of Mexico. The Company expended $61.4 million on these projects during the three months ended March 31, 1997. In addition, the Company expects to spend approximately $20.6 million for a cantilever conversion project on the Company's jack-up rig, the Ocean Warwick, although only preliminary surveys and assessments related to this project are in progress. The Company expects to evaluate other projects as opportunities arise.

      In addition, the Company has budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment, and other corporate requirements. During the first quarter of 1997, $9.2 million was expended on this program.

      In April 1997, the Company agreed to acquire the Polyconfidence, a semisubmersible accommodation vessel currently working in the U.K. sector of the North Sea. The Company's cost to acquire the vessel is expected to be approximately $81.0 million in cash. See "- Liquidity." The Polyconfidence was constructed in 1987 and has Class III dynamic positioning capabilities. The Company is in discussions with several oil companies regarding conversion of the Polyconfidence to a semisubmersible drilling unit with fourth- or fifth-generation capabilities. Such a conversion would be dependent upon the receipt of a term contract commitment at favorable dayrates. Although the extent of the conversion would be dependent upon the particular demands of the customer, the Company's preliminary estimate of conversion cost is approximately $160.0 to $175.0 million. The Polyconfidence would begin its conversion at the conclusion of its present accommodation unit contract, which is estimated to occur no later than March 1998. Prior to expiration of this contract, the Company will receive approximately $15,000 per day under a bareboat charter of the vessel. The Company expects to finance the conversion of the Polyconfidence through the use of cash on hand or internally generated funds. There can be no assurance that the vessel can or will be upgraded to fourth- or fifth- generation capability in a cost-effective manner, that if the vessel is so upgraded there will be adequate demand for its services, or that competitors will not achieve comparable capabilities through other means attractive to customers.

      It is management's opinion that significant improvements in operating cash flow resulting from current conditions of improved dayrates and the increasing number of term contracts for rigs in certain markets, in conjunction with proceeds from the Notes, will be sufficient to meet these capital requirements.

      The Company is continually considering potential transactions, including, but not limited to, enhancement of existing rigs, the purchase of additional rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. For example, the Company has explored the possibility of acquiring certain floating production systems, crew accommodation units similar to the Polyconfidence and oil service companies providing subsea products, technology and services, and shipping assets such as oil tankers, through the acquisition of existing businesses or assets or new construction. As of the date hereof, except as described above, the Company has no pending commitment with respect to any material business opportunity. There can be no assurance that the Company will consummate the Polyconfidence transaction, make other material acquisitions or investments or that, if made, such acquisitions or investments will be successful.

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

         The Company and its subsidiaries are named defendants in certain other lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. For a description of one such lawsuit, see Note 8 to the Company's Consolidated Financial Statements in Part I of this Report. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Index of Exhibits for a list of those exhibits filed herewith, which index only includes those contracts executed or becoming effective during the most recent period reflected in this Report pursuant to Instruction 2 to
Item 601(b)(10) of Regulation S-K.

 (b) The Company filed the following reports on Form 8-K during the first quarter of 1997:

         Date of Report                     Description of Event
         --------------                     --------------------
         January 29, 1997                   Plan to offer $300.0 million of convertible subordinated notes
         February 11, 1997                  Sale of $400.0 million convertible subordinated notes

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       DIAMOND OFFSHORE DRILLING, INC.
                                                (Registrant)




Date  28-Apr-1997                      By: \s\ Lawrence R. Dickerson
      -----------                          -------------------------
                                           Lawrence R. Dickerson
                                           Senior Vice President and
                                           Chief Financial Officer



Date  28-Apr-1997                          \s\ Gary T. Krenek
      -----------                          -------------------------
                                           Gary T. Krenek
                                           Controller and Principal
                                           Accounting Officer

                               INDEX OF EXHIBITS

Exhibit No.                       Description

 3.1       Restated Certificate of Incorporation of the Company
           (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 3.2 By-laws of the Company, as amended (incorporated by reference to Exhibits 3.2, 3.2.1 and 3.2.2 of the Company's Registration Statement No. 333-2680 on Forms S-4/S-1).

 4.1 Indenture, dated as of February 4, 1997, between the Company and Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed February 11, 1997).

 4.2 Supplemental Indenture, dated as of February 4, 1997, between the Company and Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed February 11, 1997).

11.1*      Statement re computation of per share earnings.


27.1*      Financial Data Schedule.

---------------
* Filed herewith.