Form 10-Q
period 1997-06-30
DIAMOND OFFSHORE DRILLING INC
filed 1997-07-29
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ................. to ...................

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

As of July 18, 1997   Common stock, $.01 par value per share   69,649,474 shares

                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED JUNE 30, 1997


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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................12

PART II.  OTHER INFORMATION......................................................................20

         ITEM 1.  LEGAL PROCEEDINGS..............................................................20

         ITEM 2.  CHANGES IN SECURITIES..........................................................20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................20

         ITEM 5.  OTHER INFORMATION..............................................................21

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................21

SIGNATURES.......................................................................................22

INDEX OF EXHIBITS................................................................................23


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                     -----------    -----------
                                                                                         1997           1996
                                                                                     -----------    -----------
                                     ASSETS                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................$        41,145    $    28,180
     Investment securities........................................................       196,624             --
     Accounts receivable .........................................................       197,092        172,214
     Rig inventory and supplies ..................................................        31,282         30,407
     Prepaid expenses and other ..................................................        15,985         12,166
                                                                                     -----------    -----------
               Total current assets  .............................................       482,128        242,967
DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS
     ACCUMULATED DEPRECIATION ....................................................     1,383,393      1,198,160
GOODWILL, NET OF AMORTIZATION ....................................................       124,349        129,825
LONG-TERM INVESTMENT SECURITIES ..................................................       124,525             --
OTHER ASSETS .....................................................................        10,269          3,548
                                                                                     -----------    -----------
               Total assets ......................................................   $ 2,124,664    $ 1,574,500
                                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable............................................................$        61,820    $    63,172
     Accrued liabilities .........................................................        40,871         28,451
     Taxes payable ...............................................................        12,981         26,377
     Short-term borrowings .......................................................            --         10,000
                                                                                     -----------    -----------
               Total current liabilities  ........................................       115,672        128,000

LONG-TERM DEBT ...................................................................       400,000         63,000
DEFERRED TAX LIABILITY ...........................................................       191,325        176,296
OTHER LIABILITIES ................................................................        18,597         12,472
                                                                                     -----------    -----------
               Total liabilities .................................................       725,594        379,768
                                                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock (par value $.01, 25,000,000 shares authorized, none issued
         and outstanding) ........................................................            --             --
     Common stock (par value $.01, 200,000,000 shares authorized, 69,649,474 and 68,353,409 shares issued and outstanding at June 30, 1997 and
         December 31, 1996, respectively) ........................................           696            684
     Additional paid-in capital ..................................................     1,302,668      1,220,032
     Retained earnings (accumulated deficit) .....................................        96,408        (25,056)
     Cumulative translation adjustment ...........................................        (1,197)          (928)
     Unrealized gain on investment securities ....................................           495             --
                                                                                     -----------    -----------
               Total stockholders' equity ........................................     1,399,070      1,194,732
                                                                                     -----------    -----------
               Total liabilities and stockholders' equity ........................   $ 2,124,664    $ 1,574,500
                                                                                     ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                        ---------------------------  -----------------------
                                                           1997           1996          1997         1996
                                                        ------------  -------------  ---------    ----------
Revenues ...............................................   $ 228,534    $ 146,983    $ 433,267    $ 253,851

Operating expenses:
     Contract drilling .................................      98,221       81,597      187,960      147,754
     Depreciation and amortization .....................      27,230       18,396       53,042       30,465
     General and administrative ........................       4,859        3,449        9,800        6,552
     Gain on sale of assets ............................          (5)      (3,073)         (70)      (3,230)
                                                           ---------    ---------    ---------    ---------
Total operating expenses ...............................     130,305      100,369      250,732      181,541
                                                           ---------    ---------    ---------    ---------

Operating income .......................................      98,229       46,614      182,535       72,310

Other income (expense):
     Interest income ...................................       5,499          222        8,392          478
     Interest expense ..................................      (3,349)        (104)      (3,349)        (104)
     Other, net ........................................          10           52         (175)         230
                                                           ---------    ---------    ---------    ---------
Income before income tax expense .......................     100,389       46,784      187,403       72,914

Income tax expense .....................................     (35,155)     (13,762)     (65,939)     (21,160)
                                                           ---------    ---------    ---------    ---------

Net income .............................................   $  65,234    $  33,022    $ 121,464    $  51,754
                                                           =========    =========    =========    =========

Net income per common and common
   equivalent share ....................................   $    0.91    $    0.53    $    1.70    $    0.92
                                                           =========    =========    =========    =========

Weighted average shares outstanding:
     Common shares .....................................      69,413       62,166       68,901       56,083
     Common equivalent shares ..........................       4,938           --        3,983           --
                                                           ---------    ---------    ---------    ---------

     Adjusted ..........................................      74,351       62,166       72,884       56,083
                                                           =========    =========    =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 -----------------------
                                                                    1997          1996
                                                                 ----------   ----------
OPERATING ACTIVITIES:
      Net income .............................................   $ 121,464    $  51,754
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ........................      53,042       30,465
        Gain on sale of assets ...............................         (70)      (3,230)
        Gain on sale of investment securities ................         (10)          --
        Deferred tax provision ...............................      20,638       18,774
        Accretion of discounts on investment securities ......      (5,318)        (139)
        Amortization of debt issuance costs ..................         201          160
      Changes in operating assets and liabilities:
        Accounts receivable ..................................     (24,462)     (35,974)
        Rig inventory and supplies and other current assets ..      (4,694)      (3,344)
        Other assets, non-current ............................         357       (1,435)
        Accounts payable and accrued liabilities .............      10,979        9,101
        Taxes payable ........................................     (15,779)         879
        Other liabilities, non-current .......................       3,018        1,167
      Other, net .............................................         290          (80)
                                                                 ---------    ---------
            Net cash provided by operating activities ........     159,656       68,098
                                                                 ---------    ---------

INVESTING ACTIVITIES:
      Cash acquired in Arethusa merger .......................          --       20,883
      Capital expenditures ...................................    (156,002)    (100,463)
      Purchase of accommodation vessel .......................     (80,776)          --
      Proceeds from sales of assets ..........................       1,888        4,842
      Net purchases of short-term investment securities ......    (306,234)          --
      Purchases of long-term investment securities ...........    (124,242)          --
      Proceeds from maturities of investment securities ......     115,000           --
                                                                 ---------    ---------
            Net cash used in investing activities ............    (550,366)     (74,738)
                                                                 ---------    ---------

FINANCING ACTIVITIES:
      Issuance of common stock ...............................      82,282           --
      Net (repayments) borrowings on revolving line of credit      (63,000)      70,000
      Net repayments on short-term borrowings ................     (10,000)          --
      Issuance of convertible subordinated notes .............     400,000           --
      Repayment of debt assumed in Arethusa merger ...........          --      (67,477)
      Debt issuance costs ....................................      (6,062)      (2,033)
      Proceeds from stock options exercised ..................         455        4,187
                                                                 ---------    ---------
            Net cash provided by financing activities ........     403,675        4,677
                                                                 ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ......................      12,965       (1,963)
      Cash and cash equivalents, beginning of period .........      28,180       10,306
                                                                 ---------    ---------
      Cash and cash equivalents, end of period ...............   $  41,145    $   8,343
                                                                 =========    =========

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

Cash and Cash Equivalents

     Short-term, highly liquid investments that have an original maturity of three months or less which are considered part of the Company's cash management activities, rather than part of its investing activities, are considered cash equivalents.

Investment Securities

     The Company's investments are classified as available for sale and stated at fair value under the terms of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gains and losses, net of taxes, are recorded as a separate component of stockholders' equity until realized. The cost of debt securities is adjusted for accretion of discounts to maturity and such accretion is included in interest income. The cost of securities sold is based on the specific identification method and realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

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

     Cash payments made for interest on long-term debt, including commitment fees, during the six months ended June 30, 1997 and 1996 totaled $0.6 million and $1.7 million, respectively. Cash payments made for income taxes during the six months ended June 30, 1997 and 1996 totaled $60.2 million and $1.9 million, respectively.

Capitalized Interest

     Interest costs for construction and upgrade of qualifying assets are capitalized. During the quarter and six months ended June 30, 1997, the Company incurred interest costs of $4.0 million and $6.8 million, respectively. Interest costs capitalized during the quarter and the six months ended June 30, 1997 were $0.7 million and $3.5 million, respectively. Total interest costs incurred of $1.0 million and $1.3 million was capitalized during the quarter and six months ended June 30, 1996, respectively.

Goodwill

     Goodwill from the merger with Arethusa is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.7 million and $3.3 million for the quarter and six months ended June 30, 1997, respectively. For the quarter and six months ended June 30, 1996, amortization expense totaled $0.7 million.

Debt Issuance Costs

     Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Income Tax Expense

     Except for selective dividends, the Company's practice has been to reinvest the earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on earnings of these non-U.S. subsidiaries. However, beginning in 1997, the Company changed its practice and now intends to repatriate these earnings in the foreseeable future. As a result, beginning January 1, 1997, the Company has provided U.S. taxes on all undistributed non-U.S. earnings. The disparity in the effective tax rates between 1997 and 1996 reflects this change in practice.

Net Income Per Share

     Net income per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The convertible subordinated notes (see Note 7) are considered to be common stock equivalents. Consequently, the number of shares issuable assuming full conversion of these notes as of the issuance date, February 4, 1997, was added to the number of common shares outstanding with net income also adjusted to eliminate the after-tax effect of interest expense on these notes. Fully diluted earnings per share is not presented as there are no other contingent issuances of common stock.

     The per share amounts presented do not reflect the effect of the two-for-one stock split in the form of a stock dividend to stockholders of record on July 24, 1997 (see Note 10). On a post-split basis, net income per common and common equivalent share will be restated to $0.45 and $0.85 for the quarter and six months ended June 30, 1997, respectively, as compared to $0.27 and $0.46 for the quarter and six months ended June 30, 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company plans to adopt SFAS No. 128 for the fourth quarter of 1997 and, after the effective date, all prior period earnings per share data presented will be restated to conform to these provisions. For the three months ended June 30, 1997 and 1996, pro forma earnings per share amounts computed using SFAS No. 128 would have been $0.94 and $0.53, respectively, for basic earnings per share and $0.91 and $0.53, respectively, for diluted earnings per share. Pro forma earnings per share amounts for the six months ended June 30, 1997 and

1996 would have been $1.76 and $0.92, respectively, for basic earnings per share and $1.70 and $0.92, respectively, for diluted earnings per share.

     On a post-split basis (see Note 10), pro forma earnings per share amounts for the three months ended June 30, 1997 and 1996 computed using SFAS No. 128 would have been $0.47 and $0.27, respectively, for basic earnings per share and $0.45 and $0.27, respectively, for diluted earnings per share. Pro forma earnings per share amounts on a post-split basis for the six months ended June 30, 1997 and 1996 would have been $0.88 and $0.46, respectively, for basic earnings per share and $0.85 and $0.46, respectively, for diluted earnings per share.

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

2.  MERGER WITH ARETHUSA

     In April 1996, the Company acquired 100 percent of the stock of Arethusa (the "Arethusa Merger") in exchange for approximately 17.9 million shares of the Company's common stock. The shares were valued for financial reporting purposes at $30.14 per share based on a seven-day average of the closing price of the Company's common stock at the time the Arethusa Merger was announced (December 7, 1995). In addition to equity consideration of approximately $550.7 million, the Company incurred approximately $16.9 million of cash acquisition costs associated with the Arethusa Merger.

     The Arethusa Merger was accounted for as a purchase and, accordingly, the accompanying Consolidated Statements of Income reflect the operating results of Arethusa since April 29, 1996, the effective date of the Arethusa Merger. If the Arethusa Merger had been effective as of January 1, 1996, revenues for the quarter ended June 30, 1996 would have increased on an unaudited pro forma basis to $162.3 million, and net income and net income per share would have changed on an unaudited pro forma basis to $34.7 million and $0.51, respectively. For the six months ended June 30, 1996, revenues would have increased on an unaudited pro forma basis to $310.0 million, and net income and net income per share would have changed on an unaudited pro forma basis to $58.8 million and $0.87, respectively. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

3.  INVESTMENT SECURITIES

     Investment securities classified as available for sale at June 30, 1997 were as follows:

                                                       ------------   ------------   -----------
                                                         AMORTIZED     UNREALIZED       MARKET
                                                           COST           GAINS         VALUE
                                                       ------------   ------------   -----------
                                                                     (IN THOUSANDS)
Due within 1 year:
   Debt securities issued by the U.S. Treasury .....   $    196,455   $        169   $   196,624

Due after 1 year through 5 years:
   Debt securities issued by the U.S. Treasury .....        123,933            592       124,525
                                                       ------------   ------------   -----------
          Total ....................................   $    320,388   $        761   $   321,149
                                                       ============   ============   ===========

     During the quarter and six months ended June 30, 1997, certain investment securities due within one year were sold for proceeds of $99.6 million and $199.4 million, respectively. The resulting net realized gains were not material.

4.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                             JUNE 30,        DECEMBER 31,
                                                           ------------      ------------
                                                               1997              1996
                                                           ------------      ------------
                                                                   (IN THOUSANDS)
Drilling rigs and equipment ............................   $  1,532,116      $  1,332,980
Construction work in progress ..........................        152,368           116,770
Land and buildings .....................................         12,470            13,154
Office equipment and other .............................          8,924             8,181
                                                           ------------      ------------
   Cost ................................................      1,705,878         1,471,085
Less accumulated depreciation ..........................       (322,485)         (272,925)
                                                           ------------      ------------
     Total .............................................   $  1,383,393      $  1,198,160
                                                           ============      ============


Asset Acquisitions

     During May 1997, the Company acquired the Polyconfidence, a semisubmersible accommodation vessel with dynamic positioning capabilities, for approximately $81.0 million in cash. The Polyconfidence was simultaneously bareboat chartered through late 1997 to the seller of the vessel until completion of its existing commitment. The Company is in discussions with several oil companies regarding conversion of the Polyconfidence to a semisubmersible drilling unit upon completion of its contract.

Asset Dispositions

     In April 1997, the Company sold a warehouse facility on approximately 6.6 acres of land near Houston, Texas, which was acquired through the Arethusa Merger, for approximately $0.6 million. No gain or loss was recognized on this sale. During May 1996, the Company sold the Ocean Magallanes, a jack-up drilling rig which had previously been stacked in Punta Arenas, Chile, for approximately $4.2 million. The sale generated an after-tax gain during the second quarter of 1996 of $2.0 million, or $0.03 per share.

5.  GOODWILL

     The Arethusa Merger generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill is summarized as follows:

                                                       JUNE 30,        DECEMBER 31,
                                                  ----------------   ---------------
                                                        1997             1996
                                                  ----------------   ---------------
                                                            (IN THOUSANDS)
Goodwill .......................................   $       132,170   $       134,331
Less accumulated amortization ..................            (7,821)          (4,506)
                                                   ---------------   ---------------
          Total ................................   $       124,349   $       129,825
                                                   ===============   ===============

         During the six months ended June 30, 1997, an adjustment of approximately $2.2 million was recorded to reduce goodwill before accumulated amortization. This adjustment resulted primarily from a change in the fair value of the net assets acquired in the Arethusa Merger.

6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                           JUNE 30,          DECEMBER 31,
                                                       ----------------    ---------------
                                                             1997                1996
                                                       ----------------    ---------------
                                                                 (IN THOUSANDS)
Personal injury and other claims ....................   $        21,022    $        18,629
Payroll and benefits ................................            11,422              8,336
Interest payable ....................................             6,109                172
Other ...............................................             2,318              1,314
                                                         --------------    ---------------
     Total ..........................................    $       40,871    $        28,451
                                                         ==============    ===============

7.  LONG-TERM DEBT

Convertible Subordinated Notes

     In February 1997, the Company issued $400.0 million of convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible into shares of the Company's common stock, at a conversion price of $81.00 per share ($40.50 after the July 1997 two-for-one stock split - see Note
10), subject to adjustment in certain circumstances. The Notes have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. Interest is payable in cash semi-annually on each February 15 and August 15, commencing on August 15, 1997.

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

Credit Facility

     The Company may borrow up to $200.0 million at various interest rates, at the Company's option, under the terms of a revolving credit facility with a group of banks (the "Credit Facility") available through December 2001. The Credit Facility contains provisions regarding the maintenance of certain consolidated financial ratios, certain indebtedness limitations, and limitations on dividends and similar payments. As of June 30, 1997, the Company was in compliance with each of these covenants. Commitment fees are paid based on the unused available portion of the maximum credit commitment. No amounts were outstanding under the Credit Facility at June 30, 1997. At December 31, 1996, $63.0 million was outstanding under the Credit Facility.

     In addition, the Company has lines of credit for short-term financing aggregating $30.0 million from two U.S. banks. These arrangements provide for borrowings at various interest rates and may be used on such terms as the Company and the banks mutually agree. No amounts were outstanding under these agreements at June 30, 1997. At December 31, 1996, $10.0 million was outstanding under these agreements.

8.  COMMON STOCK

     In April 1997, the Company completed a public offering of 1.25 million shares of common stock generating net proceeds of approximately $82.3 million. The net proceeds were used to acquire the Polyconfidence, a semisubmersible accommodation vessel (see Note 4).

9.  COMMITMENTS AND CONTINGENCIES

     The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., have sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs have obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company is vigorously prosecuting an appeal of the judgment. The Company has received notices from certain of its insurance underwriters reserving their rights to deny coverage on the Company's insurance policies in excess of $2.0 million for damages resulting from such lawsuit. Management believes that the Company has complied with all conditions of coverage for final unappealable damages, if any, in the case. While the ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position.

     A former subsidiary of Arethusa, which is now a subsidiary of the Company, is defending and indemnifying Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs seek $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorney's fees. The Company believes the Zapata Defendants have adequate defenses and intends to vigorously defend their position, thus no provision for any liability has been made in the financial statements.

     Various other claims have been filed against the Company in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

10.  SUBSEQUENT EVENTS

     In July 1997, the Board of Directors declared a two-for-one stock split in the form of a stock dividend to stockholders of record on July 24, 1997. Following the stock split, approximately 139.3 million shares will be outstanding. Also in July 1997, the Board of Directors declared a cash dividend of $0.14 per common share, on the pre-split shares, payable August 7, 1997 to stockholders of record on July 24, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

GENERAL

     Business. The Company is a leader in deep water drilling with a fleet of 47 offshore drilling rigs. The fleet consists of 31 semisubmersibles (including an accommodation vessel), 15 jack-ups and one drillship and operates in the waters of six of the world's seven continents.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset (i) dayrate revenues earned when the Company's rigs are utilized in its integrated services and (ii) intercompany expenses charged to rig operations). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

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

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                            ----------------------   INCREASE/
                                               1997        1996      (DECREASE)
                                            ---------    ---------    --------
                                                     (in thousands)
REVENUES
  Fourth-Generation Semisubmersibles ....   $  49,215    $  26,378    $ 22,837
  Other Semisubmersibles ................     130,916       84,948      45,968
  Jack-ups ..............................      46,824       28,097      18,727
  Integrated Services ...................       1,284        4,891      (3,607)
  Land ..................................          --        5,440      (5,440)
  Other .................................         682           --         682
  Eliminations ..........................        (387)      (2,771)      2,384
                                            ---------    ---------    --------
          Total Revenues ................   $ 228,534    $ 146,983    $ 81,551
                                            =========    =========    ========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles ....   $  13,696    $   8,937    $  4,759
  Other Semisubmersibles ................      57,188       49,390       7,798
  Jack-ups ..............................      24,713       18,540       6,173
  Integrated Services ...................       1,417        3,928      (2,511)
  Land ..................................          --        4,392      (4,392)
  Other .................................       1,825         (312)      2,137
  Eliminations ..........................        (618)      (3,278)      2,660
                                            ---------    ---------    --------
          Total Contract Drilling Expense   $  98,221    $  81,597    $ 16,624
                                            =========    =========    ========
OPERATING INCOME
  Fourth-Generation Semisubmersibles ....   $  35,519    $  17,441    $ 18,078
  Other Semisubmersibles ................      73,728       35,558      38,170
  Jack-ups ..............................      22,111        9,557      12,554
  Integrated Services ...................        (133)         963      (1,096)
  Land ..................................          --        1,048      (1,048)
  Other .................................      (1,143)         312      (1,455)
  Eliminations ..........................         231          507        (276)
  Depreciation and Amortization Expense .     (27,230)     (18,396)     (8,834)
  General and Administrative Expense ....      (4,859)      (3,449)     (1,410)
  Gain on Sale of Assets ................           5        3,073      (3,068)
                                            ---------    ---------    --------
          Total Operating Income ........   $  98,229    $  46,614    $ 51,615
                                            =========    =========    ========

     Revenues. The $22.8 million increase in revenues from fourth-generation rigs resulted primarily from $15.5 million in revenues generated during the three months ended June 30, 1997 by the Ocean Quest and the Ocean Star upon completion of their upgrade projects in September 1996 and March 1997, respectively. In addition, operating dayrate improvements in the Gulf of Mexico and the North Sea generated $7.3 million in increased revenues. The $46.0 million increase in revenues from other semisubmersibles resulted, in part, from $22.8 million in additional revenues from increased operating dayrates and $5.7 million in additional revenues from improvements in utilization. Utilization during the second quarter of 1996 was negatively impacted by rig downtime for repairs, modifications and surveys on certain rigs. In addition, the eight other semisubmersibles acquired in the Arethusa Merger contributed an additional $17.5 million of revenue for the three months ended June 30, 1997 due to increased operating dayrates and the inclusion of operating results for a complete quarter in 1997, as compared to only two months included in the second quarter of 1996. The $18.7 million increase in revenues from jack-ups resulted primarily from $14.8 million in revenues contributed by increased operating dayrates, primarily in the Gulf of Mexico. Also, additional revenue of $3.2 million was generated during the three months ended June 30, 1997 by the four jack-ups acquired in the Arethusa Merger, as compared to two months of revenue contributed in the comparable period of the prior year. The $3.6 million decrease in revenues from integrated services resulted primarily from projects of greater magnitude completed during the three months ended June 30, 1996. The $5.4 million decrease in revenues from land operations resulted from the sale of the Company's land division in December 1996. The $0.7 million of revenues from other operations for the three months ended June 30, 1997 is primarily bareboat charter fees for the Polyconfidence, an accommodation vessel purchased in May 1997. See " - Capital Resources."

     Contract Drilling Expense. The $4.8 million increase in contract drilling expense for fourth-generation rigs resulted primarily from operating costs generated by the Ocean Quest and the Ocean Star during the three months ended June 30, 1997 upon completion of their upgrade projects in September 1996 and March 1997, respectively. The $7.8 million increase in contract drilling expense for other semisubmersibles resulted primarily from additional costs of $9.9 million generated by the eight semisubmersibles acquired in the Arethusa Merger. These increases are partially offset by a reduction in operating costs on the Ocean Ambassador and the Ocean Guardian, as compared to the three months ended June 30, 1996 when these rigs were undergoing equipment modifications and incurring increased expenses. The $6.2 million increase in expense for jack-ups resulted primarily from a $5.7 million increase contributed by the rigs acquired in the Arethusa Merger. The $2.5 million decrease in expense from integrated services resulted primarily from projects of greater magnitude completed during the three months ended June 30, 1996. The $4.4 million decrease in expenses from land operations resulted from the sale of the Company's land division in December 1996. The $2.1 million increase in other drilling expense is primarily due to maintenance and repairs on spare equipment, crew training programs for new employees, and write-offs of certain receivables deemed uncollectable during the quarter ended June 30, 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 1997 of $27.2 million increased $8.8 million from $18.4 million due to additional expense for (i) the rigs acquired in the Arethusa Merger, (ii) goodwill amortization expense associated with the Arethusa Merger, (iii) the Ocean Quest and the Ocean Star which completed their upgrades in September 1996 and March 1997, respectively, and
(iv) the Polyconfidence, acquired in May 1997. See " - Capital Resources."

     General and Administrative Expense. General and administrative expense for the three months ended June 30, 1997 of $4.8 million increased $1.4 million from $3.4 million for the three months ended June 30, 1996 primarily due to increased accruals for the Company's bonus and retention plan. The increased accruals resulted from a higher estimated bonus pool for the 1997 performance year and for additional participants in the plan. In addition, general and administrative expense capitalized to major upgrades decreased to $0.2 million for the three months ended June 30, 1997 from $0.4 million for the three months ended June 30, 1996.

     Interest Income. Interest income of $5.5 million for the three months ended June 30, 1997 consists primarily of the accretion of discounts and interest earned on investment securities purchased in 1997.

     Interest Expense. Interest expense of $3.3 million for the three months ended June 30, 1997 consists primarily of $4.0 million interest on $400.0 million of convertible subordinated notes issued in February 1997 (the "Notes"), partially offset by $0.7 million interest capitalized to major upgrades.

     Income Tax Expense. Income tax expense of $35.2 million for the three months ended June 30, 1997 increased $21.4 million from $13.8 million for the three months ended June 30, 1996. This increase resulted primarily from the $53.6 million increase in income before income tax expense as compared to the three months ended June 30, 1996. In addition, the Company changed its practice beginning in 1997 to provide U.S. taxes on all undistributed non-U.S. earnings. Prior to 1997, the Company reinvested such earnings and postponed their remittance indefinitely. Thus, no additional U.S. taxes were provided on earnings of non-U.S. subsidiaries.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset (i) dayrate revenues earned when the Company's rigs are utilized in its integrated services and (ii) intercompany expenses charged to rig operations). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

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

                                                SIX MONTHS ENDED
                                                  JUNE 30,
                                           -----------------------   INCREASE/
                                             1997        1996        (DECREASE)
                                           ---------- ------------ ------------
                                                   (in thousands)
 REVENUES
  Fourth-Generation Semisubmersibles ...   $  91,857    $  47,843    $  44,014
  Other Semisubmersibles ...............     247,749      137,943      109,806
  Jack-ups .............................      90,379       48,233       42,146
  Integrated Services ..................       5,595       18,517      (12,922)
  Land .................................          --       10,542      (10,542)
  Other ................................         682           --          682
  Eliminations .........................      (2,995)      (9,227)       6,232
                                           -----------------------------------
           Total Revenues ..............   $ 433,267    $ 253,851    $ 179,416
                                           ===================================
 CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles ...   $  25,169    $  16,834    $   8,335
  Other Semisubmersibles ...............     112,523       80,880       31,643
  Jack-ups .............................      45,974       33,467       12,507
  Integrated Services ..................       5,676       18,056      (12,380)
  Land .................................          --        9,165       (9,165)
  Other ................................       2,186         (210)       2,396
  Eliminations .........................      (3,568)     (10,438)       6,870
                                           -----------------------------------
         Total Contract Drilling Expense   $ 187,960    $ 147,754    $  40,206
                                           ===================================
 OPERATING INCOME
  Fourth-Generation Semisubmersibles ...   $  66,688    $  31,009    $  35,679
  Other Semisubmersibles ...............     135,226       57,063       78,163
  Jack-ups .............................      44,405       14,766       29,639
  Integrated Services ..................         (81)         461         (542)
  Land .................................          --        1,377       (1,377)
  Other ................................      (1,504)         210       (1,714)
  Eliminations .........................         573        1,211         (638)
  Depreciation and Amortization Expense.     (53,042)     (30,465)     (22,577)
  General and Administrative Expense ...      (9,800)      (6,552)      (3,248)
  Gain on Sale of Assets ...............          70        3,230       (3,160)
                                           -----------------------------------
          Total Operating Income .......   $ 182,535    $  72,310    $ 110,225
                                           ===================================

     Revenues. The $44.0 million increase in revenues from fourth-generation semisubmersibles resulted primarily from $24.7 million in revenues generated during the six months ended June 30, 1997 by the Ocean Quest and the Ocean Star upon completion of their upgrade projects in September 1996 and March 1997, respectively. In addition, improvements in dayrates in the Gulf of Mexico and the North Sea contributed $16.1 million of additional revenue while increased utilization in the North Sea contributed $3.2 million of additional revenue. The $109.8 million increase in revenues from other semisubmersibles was partly attributable to $56.1 million contributed by the eight other semisubmersibles acquired in the Arethusa Merger for the six months ended June 30, 1997 due to increased operating dayrates and the inclusion of operating results for these rigs for a complete six months in 1997 as compared to the inclusion of only two months in the first half of 1996. Also during the first half of 1997, improvements in dayrates for the rest of the Company's other semisubmersibles resulted in $29.5 million of additional revenue and increased utilization resulted in $24.2 million of additional revenue as compared to the six months ended June 30, 1996. The $42.1 million increase in revenues from jack-ups resulted primarily from $27.6 million of revenue contributed by improvements in dayrates in the Gulf of Mexico and $13.3 million of revenue associated with the rigs acquired in the Arethusa Merger. Revenues from integrated services decreased approximately $12.9 million due to turnkey projects and project management services of greater magnitude completed during the six months ended June 30, 1996. The $10.5 million decrease in revenues from land operations resulted from the sale of the Company's land division in December 1996. The $0.7 million of revenues from other operations for the six months ended June 30, 1997 is primarily bareboat charter fees for the Polyconfidence, an accommodation vessel purchased in May 1997. See " - Capital Resources."

     Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles increased $8.3 million over the first six months of the prior year primarily due to $7.1 million of expenses generated by the Ocean Quest and the Ocean Star upon completion of their upgrade projects in September 1996 and March 1997, respectively. The $31.6 million increase in drilling expense for other semisubmersibles resulted primarily from the additional rigs acquired in the Arethusa Merger. In addition, expenses for the Ocean Princess and the Ocean Baroness were reduced during the six month period ended June 30, 1996 due to the capitalization of costs associated with modifications completed in 1996. The $12.5 million increase in jack-up expense resulted primarily from the rigs acquired in the Arethusa Merger. The $12.4 million decrease in integrated services expense resulted from turnkey projects and project management services of greater magnitude completed during the six months ended June 30, 1996. The $9.2 million decrease in expense from land operations resulted from the sale of the Company's land division in December 1996. The $2.4 million increase in other drilling expense is primarily due to maintenance and repairs on spare equipment, crew training programs for new employees, and write-offs of certain receivables deemed uncollectable during the six months ended June 30, 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $53.0 million for the six months ended June 30, 1997 increased due to additional expense for (i) the eleven rigs acquired in the Arethusa Merger,
(ii) goodwill amortization expense associated with the Arethusa Merger, (iii) the Ocean Quest and the Ocean Star which completed their upgrades in September 1996 and March 1997, respectively, and (iv) the Polyconfidence, acquired in May 1997. See " - Capital Resources."

     General and Administrative Expense. General and administrative expense of $9.8 million for the six months ended June 30, 1997 increased primarily due to additional overhead resulting from the Arethusa Merger and increased accruals for the Company's bonus and retention plan. The increased accruals resulted from a higher estimated bonus pool for the 1997 performance year and for additional participants in the plan.

     Interest Income. Interest income of $8.4 million for the six months ended June 30, 1997 consists primarily of the accretion of discounts and interest earned on investment securities purchased in 1997.

     Interest Expense. Interest expense of $3.3 million for the six months ended June 30, 1997 consists primarily of $6.8 million interest on the Notes, partially offset by $3.5 million interest capitalized to major upgrades.

     Income Tax Expense. Income tax expense for the six months ended June 30, 1997 was $65.9 million as compared to $21.2 million for the comparable period of the prior year. This change resulted primarily from the increase of $114.5 million in the Company's income before income tax expense. In addition, the Company changed its practice beginning in 1997 to provide U.S. taxes on all undistributed non-U.S. earnings. Prior to 1997, the Company reinvested such earnings and postponed their remittance indefinitely. Thus, no additional U.S. taxes were provided on earnings of non-U.S. subsidiaries.

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

     Worldwide deep water exploration continues to provide opportunities for the Company's semisubmersible fleet and the Company's jack-up fleet continues to experience improving dayrates. The Company's ability to maintain the recent favorable trends in revenue growth will be largely dependent on the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The Company has benefited from improvements in demand and from the recent tight supply of major offshore drilling rigs, although the Company cannot predict how long these trends will be maintained. To address the current tight supply situation, customers continue to seek to contract rigs for a stated term (as opposed to contracts for the drilling of a single well or a group of wells). As a result, more than 90 percent of the Company's estimated 1997 revenue is committed under existing contracts.

     Also, the completion of three major upgrades and their associated multi-year commitments are expected to provide additional revenue in 1997. In March 1997, the Company completed the upgrade of the Ocean Star and the rig began a three-year commitment. The rig, which had been cold stacked, now has fourth-generation capabilities, including stability and other enhancements such as water depth capabilities of up to 4,500 feet, increased variable deck load of approximately 6,000 long tons, a top-drive drilling system, a 15,000 psi blow-out prevention system, increased deck area, and additional mud pit and tensioner capacity. The Company also completed the upgrade of its drillship, the Ocean Clipper I, to operate in the deep water market of the Gulf of Mexico with dynamic positioning capabilities. The drillship began its four-year contract in mid-July 1997, although certain equipment modifications are being completed. In addition, the Ocean Victory, previously cold stacked, is undergoing modifications in connection with a three-year deep water drilling program anticipated to begin during the fourth quarter of 1997.

     However, the offshore contract drilling industry historically has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions will continue. The improved opportunities for the offshore contract drilling industry worldwide has resulted in increased demand for and a shortage of qualified personnel and equipment, including drill pipe and riser, necessary on offshore drilling rigs. The Company does not consider the shortage of such personnel and equipment currently to be a material factor in its business. However, because the demand for oil field services is increasing rapidly, a significant increase in costs, including compensation, is likely to occur if present trends continue for an extended period.

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

LIQUIDITY

     As of June 30, 1997, total cash and short and long-term investment securities totaled $362.3 million, up from $28.2 million at December 31, 1996. Cash provided by operating activities for the six months ended June 30, 1997 increased by $91.6 million to $159.7 million, from $68.1 million for the comparable period of the prior year.

This increase in operating cash flow was primarily attributable to a $69.7 million increase in net income for the first six months of 1997 and a $22.6 million increase in depreciation and amortization primarily resulting from the Arethusa Merger.

     Investing activities used $550.4 million in cash during the six months ended June 30, 1997, compared to $74.7 million during the comparable period of 1996. During the six months ended June 30, 1997, the Company purchased the Polyconfidence, a semisubmersible accommodation vessel working in the U.K. sector of the North Sea, for approximately $81.0 million in cash. See " - Capital Resources." In addition, the Company purchased U.S. Treasury bills and U.S. Treasury notes with a portion of the proceeds from the sale of the Notes, resulting in an increase in cash used in investing activities. Capital expenditures also increased substantially during the six months ended June 30, 1997, as the Company continued to invest in major upgrades of its existing fleet.

     Cash provided by financing activities for the six months ended June 30, 1997 increased $399.0 million to $403.7 million, as compared to $4.7 million for the comparable period of 1996. Sources of financing during 1997 consisted primarily of the Company's issuance of the Notes, which resulted in net proceeds of approximately $394.3 million. The Notes, issued in February 1997, have a stated and effective interest rate of 3.75 percent and 3.93 percent, respectively, and are due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date into shares of the Company's common stock, at a conversion price of $81.00 per share ($40.50 after the July 1997 two-for-one stock split). Also, in April 1997, the Company completed a public offering of 1.25 million shares of common stock generating net proceeds of approximately $82.3 million. Financing applications of cash during the six months ended June 30, 1997 included repayment of amounts outstanding under the Company's short and long-term credit arrangements.

     Other sources of liquidity include the Company's revolving line of credit expiring December 2001 providing a maximum credit commitment of $200.0 million (the "Credit Facility"). In addition, the Company has uncommitted lines of credit for short-term financing aggregating $30.0 million from two U.S. banks. These arrangements provide for borrowing at various interest rates and may be used on such terms as the Company and the banks mutually agree. The Company also maintains the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a Securities and Exchange Commission shelf registration statement. In addition, the Company also maintains the ability to issue, from time to time, up to four million shares of its common stock, which shares are registered under a shelf registration statement, in connection with one or more acquisitions by the Company of securities or assets of other businesses.

     In July 1997, the Board of Directors declared a two-for-one stock split in the form of a stock dividend to stockholders of record on July 24, 1997. Following the stock split, approximately 139.3 million shares will be outstanding. In addition, the Board of Directors declared a cash dividend of $0.14 per common share, on the pre-split shares, payable August 7, 1997 to stockholders of record on July 24, 1997. The cash dividend is anticipated to decrease operating cash by approximately $9.8 million.

     The Company believes that it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades and continuing rig enhancements, and working capital requirements.

CAPITAL RESOURCES

     Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program. The Company expects to spend approximately $189.2 million during 1997 for rig upgrades, including approximately $162.5 million for expenditures in conjunction with the upgrades of the Ocean Clipper I, the Ocean Star, and the Ocean Victory for deep water drilling in the Gulf of Mexico. The Company expended $121.3 million on these projects during the six months ended June 30, 1997. In addition, the Company expects to spend approximately $25.0 million for a cantilever conversion project on the Company's jack-up rig, the Ocean Warwick, of which $0.5 million has been expended through June 30, 1997. The Company expects to evaluate other projects as opportunities arise.

     In addition, the Company has budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment, and other corporate requirements. During the first six months of 1997, $30.9 million was expended on this program.

     It is management's opinion that significant improvements in operating cash flow resulting from current conditions of improved dayrates and the increasing number of term contracts for rigs in certain markets, in conjunction with proceeds from the Notes, will be sufficient to meet these capital requirements.

     In April 1997, the Company acquired the Polyconfidence, a semisubmersible accommodation vessel working in the U.K. sector of the North Sea. The Company's cost to acquire the vessel was approximately $81.0 million in cash. See " - Liquidity." The Polyconfidence was constructed in 1987 and has Class III dynamic positioning capabilities. The Company is in discussions with several oil companies regarding conversion of the Polyconfidence to a semisubmersible drilling unit with fourth- or fifth-generation capabilities. Such a conversion would be dependent upon the receipt of a term contract commitment at favorable dayrates. Although the extent of the conversion would be dependent upon the particular demands of the customer, the Company's preliminary estimate of conversion cost is approximately $160.0 million to $175.0 million. The Polyconfidence would begin its conversion at the conclusion of its present accommodation unit contract, which is expected to occur in late 1997. Prior to expiration of this contract, the Company receives approximately $15,000 per day under a bareboat charter of the vessel. The Company expects to finance the conversion of the Polyconfidence through the use of cash on hand or internally generated funds. There can be no assurance that the vessel can or will be upgraded to fourth- or fifth-generation capability in a cost-effective manner, that if the vessel is so upgraded there will be adequate demand for its services, or that competitors will not achieve comparable capabilities through other means attractive to customers.

     The Company is continually considering potential transactions, including, but not limited to, enhancement of existing rigs, the purchase of additional rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. For example, the Company has explored the possibility of acquiring certain floating production systems, crew accommodation units similar to the Polyconfidence and oil service companies providing subsea products, technology and services, and shipping assets such as oil tankers, through the acquisition of existing businesses or assets or new construction. Although the Company does not, as of the date hereof, have a pending commitment with respect to any material business opportunity, it could enter into such an agreement in the future. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

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

     The Company and its subsidiaries are named defendants in certain other lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. For a description of one such lawsuit, see Note 9 to the Company's Consolidated Financial Statements in Part I of this Report. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders (the "Meeting") of Diamond Offshore Drilling, Inc. was held on May 5, 1997 in Houston, Texas. At the Meeting, the holders of 62,813,908 shares out of 68,395,368 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

     a. To elect a five member Board of Directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified.


                                               Number of Shares
                                   For             Withheld        Broker Non-Vote
                               ----------      ----------------    ---------------
          James S. Tisch       62,436,176          377,732              0
          Herbert C. Hofmann   62,611,022          202,886              0
          Arthur L. Rebell     62,465,966          347,942              0
          Robert E. Rose       62,611,117          202,791              0
          Raymond S. Troubh    62,641,446          172,462              0


     b. To ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 1997.

          For                                    62,751,022
          Against or Withheld                         2,635
          Abstain                                    60,251
          Broker Non-Vote                                 0

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Index of Exhibits for a list of those exhibits filed herewith, which index only includes those contracts executed or becoming effective during the most recent period reflected in this Report pursuant to Instruction 2 to Item 601(b)(10) of Regulation S-K.

(b) The Company filed the following reports on Form 8-K during the second quarter of 1997:


    Date of Report                     Description of Event
    --------------                     --------------------
    April 15, 1997      Press release announcing first quarter earnings,
                        plans to acquire accommodation vessel, and underwriting
                        agreement for the public offering of 1.25 million shares
                        of common stock.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         DIAMOND OFFSHORE DRILLING, INC.
                                   (Registrant)




Date     29-Jul-1997     By:   \s\ Robert E. Rose
         -----------           -----------------------------------------------
                               Robert E. Rose
                               President, Chief Executive Officer and Director


Date     29-Jul-1997           \s\ Gary T. Krenek
         -----------           ---------------------------------------------
                               Gary T. Krenek
                               Controller and Chief Accounting Officer

                               INDEX OF EXHIBITS


Exhibit No.                        Description
-----------                        -----------
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

4.1 Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form
               8-K filed February 11, 1997).

4.2 Supplemental Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee
               (incorporated by reference to Exhibit 4.2 of the Company's
               Current Report on Form 8-K filed February 11, 1997).

11.1*          Statement Re Computation of Per Share Earnings.

27.1*          Financial Data Schedule.


-----------------------
* Filed herewith.