Form 10-Q
period 1997-09-30
DIAMOND OFFSHORE DRILLING INC
filed 1997-10-28
CIK 949039

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

As of October 17, 1997 Common stock, $.01 par value per share 139,308,948 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997


                                                                        PAGE NO.

COVER PAGE................................................................. 1

DOCUMENT TABLE OF CONTENTS................................................. 2

PART I.  FINANCIAL INFORMATION............................................. 3

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets.............................. 3
                  Consolidated Statements of Income........................ 4
                  Consolidated Statements of Cash Flows.................... 5
                  Notes to Consolidated Financial Statements............... 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................13

PART II.  OTHER INFORMATION................................................23

         ITEM 1.  LEGAL PROCEEDINGS........................................23

         ITEM 2.  CHANGES IN SECURITIES....................................23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................23

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......23

         ITEM 5.  OTHER INFORMATION........................................23

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................24

SIGNATURES.................................................................25

INDEX OF EXHIBITS..........................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                  -------------    -----------
                                                                                      1997             1996
                                                                                  -------------    -----------
                                     ASSETS                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents................................................... $      70,860    $    28,180
     Investment securities ......................................................       312,305             --
     Accounts receivable ........................................................       217,236        172,214
     Rig inventory and supplies .................................................        32,314         30,407
     Prepaid expenses and other .................................................        21,720         12,166
                                                                                  -------------    -----------
                       Total current assets......................................       654,435        242,967

DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS
     ACCUMULATED DEPRECIATION....................................................     1,414,710      1,198,160

GOODWILL, NET OF AMORTIZATION ...................................................       122,698        129,825
OTHER ASSETS ....................................................................         9,684          3,548
                                                                                  -------------    -----------
                       Total assets.............................................. $   2,201,527    $ 1,574,500
                                                                                  =============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable............................................................ $      53,158    $    63,172
     Accrued liabilities ........................................................        42,765         28,451
     Taxes payable ..............................................................        17,200         26,377
     Short-term borrowings ......................................................            --         10,000
                                                                                  -------------    -----------
                       Total current liabilities.................................       113,123        128,000

LONG-TERM DEBT...................................................................       400,000         63,000

DEFERRED TAX LIABILITY...........................................................       202,320        176,296
OTHER LIABILITIES ...............................................................        20,493         12,472
                                                                                  -------------    -----------
                       Total liabilities ........................................       735,936        379,768
                                                                                  -------------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock (par value $.01, 25,000,000 shares authorized, none issued
         and outstanding) .......................................................            --             --
     Common stock (par value $.01, 200,000,000 shares authorized, 139,308,948 and 68,353,409 shares issued and outstanding at September 30, 1997 and
         December 31, 1996, respectively) .......................................         1,393            684
     Additional paid-in capital..................................................     1,302,708      1,220,032
     Retained earnings (accumulated deficit) ....................................       163,792        (25,056)
     Cumulative translation adjustment ..........................................        (2,231)          (928)
     Unrealized loss on investment securities ...................................           (71)            --
                                                                                  -------------    -----------
                       Total stockholders' equity................................     1,465,591      1,194,732
                                                                                  -------------    -----------
                       Total liabilities and stockholders' equity................ $   2,201,527    $ 1,574,500
                                                                                  =============    ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                       -----------------------   -----------------------
                                                                          1997          1996        1997         1996
                                                                       ----------   ----------   ----------    ---------
                                                                                          (Unaudited)
REVENUES  .......................................................      $  250,497   $  170,622   $  683,764    $ 424,473

OPERATING EXPENSES:
       Contract drilling.........................................          99,907       94,355      287,867      242,109
       Depreciation and amortization.............................          28,546       21,597       81,588       52,062
       General and administrative................................           5,045        4,109       14,845       10,661
       Gain on sale of assets....................................             (14)      (6,959)         (84)     (10,189)
                                                                       ----------   ----------   ----------    ---------
            Total operating expenses.............................         133,484      113,102      384,216      294,643
                                                                       ----------   ----------   ----------    ---------

OPERATING INCOME.................................................         117,013       57,520      299,548      129,830

OTHER INCOME (EXPENSE):
       Interest income...........................................           5,245          271       13,637          749
       Interest expense..........................................          (3,591)          --       (6,940)        (104)
       Other, net................................................             671          138          496          368
                                                                       ----------   ----------   ----------    ---------
INCOME BEFORE INCOME TAX EXPENSE.................................         119,338       57,929      306,741      130,843

INCOME TAX EXPENSE...............................................         (41,507)     (19,449)    (107,446)     (40,609)
                                                                       ----------   ----------   ----------    ---------

NET INCOME.......................................................      $   77,831   $   38,480   $  199,295    $  90,234
                                                                       ==========   ==========   ==========    =========
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE................      $     0.54   $     0.28   $     1.39    $    0.75
                                                                       ==========   ==========   ==========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
           COMMON SHARES ........................................         139,303      136,563      138,308      120,358
           COMMON EQUIVALENT SHARES..............................           9,876           --        8,610           --
                                                                       ----------   ----------   ----------    ---------
           ADJUSTED..............................................         149,179      136,563      146,918      120,358
                                                                       ==========   ==========   ==========    =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       ----------------------------------
                                                                            1997              1996
                                                                       ----------------  ----------------
                                                                                  (Unaudited)
OPERATING ACTIVITIES:
      Net income.................................................... $        199,295  $         90,234
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization...............................           81,588            52,062
        Gain on sale of assets......................................              (84)          (10,189)
        Gain on sale of investment securities.......................           (1,362)               --
        Deferred tax provision......................................           33,739            34,773
        Accretion of discounts on investment securities.............           (9,421)             (151)
        Amortization of debt issuance costs.........................              330               267
      Changes in operating assets and liabilities:
        Accounts receivable.........................................          (44,606)          (27,509)
        Rig inventory and supplies and other current assets.........          (11,461)           (2,082)
        Other assets, non-current...................................              813            (1,566)
        Accounts payable and accrued liabilities....................            4,051            12,944
        Taxes payable...............................................          (11,560)            3,119
        Other liabilities, non-current..............................            3,114             1,113
      Other, net....................................................             (744)             (263)
                                                                     ----------------  ----------------
            Net cash provided by operating activities................         243,692           152,752
                                                                     ----------------  ----------------

INVESTING ACTIVITIES:
      Cash acquired in Arethusa merger..............................               --            20,883
      Capital expenditures..........................................         (214,496)         (174,863)
      Purchase of accommodation vessel..............................          (80,952)               --
      Proceeds from sales of assets.................................            2,360            14,062
      Net purchases of short-term investment securities.............         (417,889)               --
      Purchases of long-term investment securities..................         (124,242)               --
      Proceeds from sales of long-term investment securities........          125,082                --
      Proceeds from maturities of short-term investment securities..          115,000                --
                                                                     ----------------  ----------------
            Net cash used in investing activities....................        (595,137)         (139,918)
                                                                     ----------------  ----------------

FINANCING ACTIVITIES:
      Payment of dividend...........................................           (9,751)               --
      Issuance of common stock......................................           82,282                --
      Net (repayments) borrowings on revolving line of credit.......          (63,000)           55,000
      Net repayments on short-term borrowings.......................          (10,000)               --
      Issuance of convertible subordinated notes....................          400,000                --
      Repayment of debt assumed in Arethusa merger..................               --           (67,477)
      Debt issuance costs...........................................           (6,062)           (2,070)
      Proceeds from stock options exercised.........................              656             4,399
                                                                     ----------------  ----------------
            Net cash provided by financing activities................         394,125           (10,148)
                                                                     ----------------  ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS............................            42,680             2,686
      Cash and cash equivalents, beginning of period................           28,180            10,306
                                                                     ----------------  ----------------
      Cash and cash equivalents, end of period...................... $         70,860  $         12,992
                                                                     ================  ================

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

Supplementary Cash Flow Information

     Non-cash financing activities for the nine months ended September 30, 1997 included $0.7 million for the issuance of 69.6 million shares of common stock in connection with a two-for-one stock split in the form of a stock dividend (see
Note 2).

     Non-cash financing activities for the nine months ended September 30, 1996 included $550.7 million for the issuance of 17.9 million shares of common stock and the assumption of 0.5 million stock options in connection with the merger between the Company and Arethusa (Off-Shore) Limited ("Arethusa"). Non-cash investing activities for the nine months ended September 30, 1996 included $532.9 million of net assets acquired in the merger with Arethusa (see Note 8).

     Cash payments made for interest on long-term debt, including commitment fees, during the nine months ended September 30, 1997 and 1996 totaled $8.7 million and $2.5 million, respectively. Cash payments made for income taxes during the nine months ended September 30, 1997 and 1996 totaled $92.0 million and $2.1 million, respectively.

Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. During the quarter and nine months ended September 30, 1997, the Company incurred interest cost, including amortization of debt issuance costs, of $3.9 million and $10.7 million, respectively. Interest cost capitalized during the quarter and the nine months ended September 30, 1997 was $0.4 million and $3.8 million, respectively. Total interest cost incurred of $1.2 million and $2.5 million was capitalized during the quarter and nine months ended September 30, 1996, respectively.

Goodwill

     Goodwill from the merger with Arethusa (see Note 8) is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.7 million and $4.9 million for the quarter and nine months ended September 30, 1997, respectively. For the quarter and nine months ended September 30, 1996, amortization expense totaled $1.1 million and $1.8 million, respectively.

Debt Issuance Costs

     Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Income Tax Expense

     Except for selective dividends, the Company's practice has been to reinvest the earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on earnings of these non-U.S. subsidiaries. However, beginning in 1997, the Company changed its practice and now intends to repatriate these earnings in the foreseeable future. As a result, beginning January 1, 1997, the Company has accrued U.S. taxes on all undistributed non-U.S. earnings. The disparity in the effective tax rates between 1997 and 1996 reflects this change in practice.

Net Income Per Share

     Net income per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, giving retroactive effect to the July 1997 two-for-one stock split in the form of a stock dividend (see Note
2). The convertible subordinated notes (see Note 7) are considered to be common stock equivalents. Consequently, the number of shares issuable assuming full conversion of these notes as of the issuance date, February 4, 1997, was added to the number of common shares outstanding with net income also adjusted to eliminate the after-tax effect of interest expense on these notes. Fully diluted earnings per share is not presented as there are no other material contingent issuances of common stock.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company plans to adopt SFAS No. 128 for the fourth quarter of 1997 and, after the effective date, all prior period earnings per share data presented will be restated to conform to these provisions. For the three months ended September 30, 1997 and 1996, pro forma earnings per share amounts computed using SFAS No. 128 would have been $0.56 and $0.28, respectively, for basic earnings per share and $0.54 and $0.28, respectively, for diluted earnings per share. Pro forma earnings per share amounts for the nine months ended September 30, 1997 and 1996 would have been $1.44 and $0.75, respectively, for basic earnings per share and $1.39 and $0.75, respectively, for diluted earnings per share.

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

2.  COMMON STOCK

     In July 1997, the Board of Directors declared a two-for-one stock split in the form of a stock dividend which was distributed on August 14, 1997 to stockholders of record on July 24, 1997. The dividend was charged to retained earnings in the amount of $0.7 million, which was based on the par value of 69.6 million shares of common stock. Weighted average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes thereto are based on the increased number of shares, giving retroactive effect to the stock dividend.

     In April 1997, the Company completed a public offering of 1.25 million shares of common stock generating net proceeds of approximately $82.3 million. The net proceeds were used to acquire the Polyconfidence, a semisubmersible accommodation vessel (see Note 4).

3.   INVESTMENT SECURITIES

     Investment securities classified as available for sale at September 30, 1997 were as follows:

                                       ------------  ------------ ---------
                                        AMORTIZED     UNREALIZED    MARKET
                                          COST          LOSSES      VALUE
                                       ------------  ------------ ---------
                                                (IN THOUSANDS)
Due within 1 year: Debt securities
    issued by the U.S. Treasury .....    $312,416      $   (111)  $312,305
                                         --------      --------   --------
          Total......................    $312,416      $   (111)  $312,305
                                         ========      ========   ========

     During the quarter and nine months ended September 30, 1997, certain investment securities due within one year were sold for proceeds of $197.1 million and $396.5 million, respectively. The resulting net realized gains were not material. All investment securities due after one year which were purchased in March 1997 and April 1997 were sold in July 1997 for proceeds of $125.1 million, resulting in an after-tax gain of $0.7 million.

4.   DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                     SEPTEMBER 30,  DECEMBER 31,
                                     -------------  ------------
                                         1997          1996
                                      -----------    -----------
                                           (IN THOUSANDS)
Drilling rigs and equipment........   $ 1,656,736    $ 1,332,980
Construction work in progress......        85,304        116,770
Land and buildings ................        12,515         13,154
Office equipment and other ........         9,536          8,181
                                      -----------    -----------
     Cost .........................     1,764,091      1,471,085
Less accumulated depreciation......      (349,381)      (272,925)
                                      -----------    -----------
         Total ....................   $ 1,414,710    $ 1,198,160
                                      ===========    ===========

Asset Acquisitions

     In May 1997, the Company acquired the Polyconfidence, a semisubmersible accommodation vessel with dynamic positioning capabilities, for approximately $81.0 million in cash. The Polyconfidence is bareboat chartered through late 1997 to the seller of the vessel until completion of its existing commitment. The Company recently entered into a letter of intent with a major oil company for the conversion of the Polyconfidence to a semisubmersible drilling rig in connection with a five-year contract in the Gulf of Mexico anticipated to commence in the fourth quarter of 1999.

Asset Dispositions

     In April 1997, the Company sold a warehouse facility on approximately 6.6 acres of land near Houston, Texas, which was acquired in the merger with Arethusa for approximately $0.6 million (see Note 8). No gain or loss was recognized on this sale.

     During the nine months ended September 30, 1996, the Company sold two of its shallow water jack-up drilling rigs that had previously been stacked, increasing net income by $6.4 million, or $0.05 per share. The Ocean Magallanes was sold in May 1996 for approximately $4.2 million and generated an after-tax gain during the second quarter of 1996 of $2.0 million, or $0.02 per share. The Ocean Conquest was sold in July 1996 for approximately $9.0 million and generated an after-tax gain during the third quarter of 1996 of $4.4 million, or $0.03 per share.

5.   GOODWILL

     The merger with Arethusa generated an excess of the purchase price over the estimated fair value of the net assets acquired (see Note 8). Cost and accumulated amortization of such goodwill is summarized as follows:


                                    SEPTEMBER 30,      DECEMBER 31,
                                  ----------------  -----------------
                                        1997              1996
                                  ----------------  -----------------
                                        (IN THOUSANDS)
Goodwill ..........................   $ 132,170        $ 134,331
Less accumulated amortization......      (9,472)          (4,506)
                                      ---------        ---------
          Total ...................   $ 122,698        $ 129,825
                                      =========        =========

     During the nine months ended September 30, 1997, an adjustment of approximately $2.2 million was recorded to reduce goodwill before accumulated amortization. This adjustment resulted primarily from a change in the fair value of the net assets acquired in the merger with Arethusa.

6.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                        SEPTEMBER 30,   DECEMBER 31,
                                      ---------------- --------------
                                            1997           1996
                                      ---------------- --------------
                                              (IN THOUSANDS)
Personal injury and other claims........   $22,797       $18,629
Payroll and benefits ...................    15,886         8,336
Interest payable .......................     1,933           172
Other ..................................     2,149         1,314
                                           -------       -------
          Total ........................   $42,765       $28,451
                                           =======       =======

7.   LONG-TERM DEBT

Convertible Subordinated Notes

     In February 1997, the Company issued $400.0 million of convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible into shares of the Company's common stock, at a conversion price of $40.50 per share, subject to adjustment in certain circumstances. The Notes have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. Interest is payable in cash semi-annually on each February 15 and August 15.

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

Credit Facility

     In August 1997, the Company terminated its credit agreement with a group of banks whereby up to $200.0 million could be borrowed at various interest rates, at the Company's option, under the terms of a revolving credit facility (the "Credit Facility") which was available through December 2001. No amounts were outstanding under this agreement upon its termination. At December 31, 1996, $63.0 million was outstanding under the Credit Facility.

     The Company has lines of credit for short-term financing aggregating $30.0 million from two U.S. banks. These arrangements provide for borrowings at various interest rates and may be used on such terms as the Company and the banks mutually agree. No amounts were outstanding under these agreements at September 30, 1997. At December 31, 1996, $10.0 million was outstanding under these agreements.

8.   MERGER WITH ARETHUSA

     In April 1996, the Company acquired 100 percent of the stock of Arethusa (the "Arethusa Merger") in exchange for approximately 35.8 million shares of the Company's common stock. The shares were valued for financial reporting purposes at $15.07 per share based on a seven-day average of the closing price of the Company's common stock at the time the Arethusa Merger was announced (December 7, 1995). In addition to equity consideration of approximately $550.7 million, the Company incurred approximately $16.9 million of cash acquisition costs associated with the Arethusa Merger.

     The Arethusa Merger was accounted for as a purchase and, accordingly, the accompanying Consolidated Statements of Income reflect the operating results of Arethusa since April 29, 1996, the effective date of the Arethusa Merger. If the Arethusa Merger had been effective as of January 1, 1996, revenues for the nine months ended September 30, 1996 would have increased on an unaudited pro forma basis to $480.6 million and net income and net income per share would have changed on an unaudited pro forma basis to $97.3 million and $0.72, respectively. The pro forma information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date or the results of operations for any future periods.

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

10.  SUBSEQUENT EVENT

     In October 1997, the board of directors declared a cash dividend of $0.07 per common share payable on December 1, 1997 to shareholders of record as of November 3, 1997.

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

     Merger with Arethusa (Off-Shore) Limited. Effective April 29, 1996, the merger with Arethusa (Off-Shore) Limited ("Arethusa") was completed (the "Arethusa Merger"). Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters, and provided drilling services worldwide to international and government-controlled oil and gas companies. Because the Arethusa Merger was accounted for as a purchase for financial reporting purposes, results of operations include those of Arethusa from the effective date of the Arethusa Merger. See Note 8 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

     During July 1997, March 1997, and September 1996, the Company completed its major upgrades of the Ocean Clipper I, the Ocean Star, and the Ocean Quest, respectively, expanding these rigs to have fourth-generation capabilities. Upon completion, these rigs are included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include these rigs in Other Semisubmersibles).


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                            -------------------------     INCREASE/
                                                1997          1996       (DECREASE)
                                            ------------- -----------    ----------
                                                       (in thousands)
REVENUES
  Fourth-Generation Semisubmersibles .......$  54,270      $  28,779      $  25,491
  Other Semisubmersibles ...................  145,516         99,263         46,253
  Jack-ups .................................   47,133         35,001         12,132
  Integrated Services ......................    9,645          8,702            943
  Land .....................................       --          5,838         (5,838)
  Other ....................................    1,380           --            1,380
  Eliminations .............................   (7,447)        (6,961)          (486)
                                            ---------      ---------      ---------
          Total Revenues ...................$ 250,497      $ 170,622      $  79,875
                                            =========      =========      =========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles .......$  18,797      $   9,000      $   9,797
  Other Semisubmersibles ...................   55,001         56,456         (1,455)
  Jack-ups .................................   23,998         25,573         (1,575)
  Integrated Services ......................    9,182          7,476          1,706
  Land .....................................     --            4,582         (4,582)
  Other ....................................      947           (963)         1,910
  Eliminations .............................   (8,018)        (7,769)          (249)
                                            ---------      ---------      ---------
          Total Contract Drilling Expense...$  99,907      $  94,355      $   5,552
                                            =========      =========      =========
OPERATING INCOME
  Fourth-Generation Semisubmersibles .......$  35,473      $  19,779      $  15,694
  Other Semisubmersibles ...................   90,515         42,807         47,708
  Jack-ups .................................   23,135          9,428         13,707
  Integrated Services ......................      463          1,226           (763)
  Land .....................................     --            1,256         (1,256)
  Other ....................................      433            963           (530)
  Eliminations .............................      571            808           (237)
  Depreciation and Amortization Expense ....  (28,546)       (21,597)        (6,949)
  General and Administrative Expense .......   (5,045)        (4,109)          (936)
  Gain on Sale of Assets ...................       14          6,959         (6,945)
                                            ---------      ---------      ---------
          Total Operating Income ...........$ 117,013      $  57,520      $  59,493
                                            =========      =========      =========

     Revenues. The $25.5 million increase in revenues from fourth-generation rigs resulted primarily from $19.0 million in revenues generated during the three months ended September 30, 1997 by the Ocean Clipper I, the Ocean Star, and the Ocean Quest upon completion of their upgrade projects in July 1997, March 1997, and September 1996, respectively. However, utilization on the Ocean Clipper I was less than expected during the quarter ended September 30, 1997 due to subsea system equipment difficulties. Dayrate improvements in the Gulf of Mexico and the North Sea for the fourth-generation rigs generated $7.1 million of additional revenues. The $46.3 million increase in revenues from other semisubmersibles resulted primarily from $43.8 million in additional revenues from increased dayrates. The $12.1 million increase in revenues from jack-ups resulted primarily from $13.9 million in revenues contributed by increased operating dayrates. Revenues from integrated services for the three months ended September 30, 1997 were relatively unchanged from the comparable period of the prior year. The $5.8 million decrease in revenues from land operations resulted from the sale of the Company's land division in December 1996. The $1.4 million of revenues from other operations for the three months ended September 30, 1997 resulted from bareboat charter fees earned by the Polyconfidence, an accommodation vessel purchased in May 1997. See " - Capital Resources."

     Contract Drilling Expense. The $9.8 million increase in contract drilling expense for fourth-generation rigs resulted primarily from operating costs generated by the Ocean Clipper I, the Ocean Star, and the Ocean Quest during the three months ended September 30, 1997 upon completion of their upgrade projects in July 1997, March 1997, and September 1996, respectively. The $1.5 million decrease in contract drilling expense for other semisubmersibles resulted primarily from increased costs during the comparable period of the prior year associated with a special survey and shipyard repairs performed on the Ocean Rover. In addition, the completion of work for the Company by the Ocean Zephyr during the three months ended September 30, 1997 pending sale of the rig resulted in a reduction in contract drilling expense. Partially offsetting these decreases were (i) increased operating costs incurred during 1997 in connection with the reactivation of the Ocean Century to work in the Gulf of Mexico and
(ii) normal operating costs incurred on the Ocean Winner in 1997 as compared to reduced operating costs in 1996 while in the shipyard for a major modification. The $1.6 million decrease in contract drilling expense for jack-ups resulted primarily from the termination of operations of a rig operated under a bareboat charter in 1996 and from increased expenses during the quarter ended September 30, 1996 associated with the write-off of rebillable items deemed uncollectible. Partially offsetting these decreases were increased costs during the quarter ended September 30, 1997 associated with (i) a special survey and associated maintenance on the Ocean Crusader and (ii) operating expenses incurred on the Ocean Titan while in the shipyard for leg reinforcement modifications. The $1.7 million increase in expense from integrated services resulted primarily from increased intercompany rates charged for rigs utilized in project management services (offset in eliminations) and from credits recognized during the third quarter of 1996 for collections from an insurance claim previously expensed. The $4.6 million decrease in expenses from land operations resulted from the sale of the Company's land division in December 1996. The $1.9 million increase in other contract drilling expense is primarily due to credits recognized during the comparable period of the prior year which resulted from the collection of a settlement associated with a lawsuit. In addition, expenses incurred during the three months ended September 30, 1997 associated with crew training programs for new employees resulted in increased contract drilling expense as compared to the prior year.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 1997 of $28.5 million increased $6.9 million from $21.6 million due to additional expense for (i) the Ocean Clipper I, the Ocean Star, and the Ocean Quest which completed their upgrades in July 1997, March 1997, and September 1996, respectively, (ii) capital expenditures associated with the Company's continuing rig enhancement program, and (iii) the Polyconfidence which was acquired in May 1997. See " - Capital Resources."

     General and Administrative Expense. General and administrative expense for the three months ended September 30, 1997 of $5.0 million increased $0.9 million from $4.1 million for the three months ended September 30, 1996 primarily due to increased accruals for the Company's bonus and retention plan. The increased accruals resulted from a higher estimated bonus pool for the 1997 performance year and for additional participants in the plan. In addition, general and administrative expense capitalized to major upgrades decreased to $0.1 million for the three months ended September 30, 1997 from $0.3 million for the three months ended September 30, 1996.

     Gain on Sale of Assets. Gain on sale of assets for the quarter ended September 30, 1997 resulted primarily from sales of miscellaneous equipment. For the quarter ended September 30, 1996, gain on sale of assets resulted primarily from the sale of the Ocean Conquest, a shallow water jack-up drilling rig. See
Note 4 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

     Interest Income. Interest income of $5.2 million for the three months ended September 30, 1997 consists primarily of the accretion of discounts and interest earned on investment securities purchased in 1997.

     Interest Expense. Interest expense of $3.6 million for the three months ended September 30, 1997 consists primarily of $3.9 million interest on $400.0 million of convertible subordinated notes issued in February 1997 (the "Notes"), partially offset by $0.4 million interest capitalized to major upgrades.

     Income Tax Expense. Income tax expense of $41.5 million for the three months ended September 30, 1997 increased $22.1 million from $19.4 million for the three months ended September 30, 1996. This increase resulted primarily from the $61.4 million increase in income before income tax expense as compared to the three months ended September 30, 1996. In addition, the Company changed its practice, beginning in 1997, to accrue U.S. taxes on all undistributed non-U.S. earnings. See Note 1 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

     During July 1997, March 1997, and September 1996, the Company completed its major upgrades of the Ocean Clipper I, the Ocean Star, and the Ocean Quest, respectively, expanding these rigs to have fourth-generation capabilities. Upon completion, these rigs are included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include these rigs in Other Semisubmersibles).


                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           -----------------------    INCREASE/
                                              1997        1996       (DECREASE)
                                           ---------    -------- -   ---------
                                                     (in thousands)
 REVENUES
  Fourth-Generation Semisubmersibles ...   $ 146,127    $  76,622    $  69,505
  Other Semisubmersibles ...............     393,265      237,206      156,059
  Jack-ups .............................     137,511       83,235       54,276
  Integrated Services ..................      15,241       27,219      (11,978)
  Land .................................          --       16,380      (16,380)
  Other ................................       2,062           --        2,062
  Eliminations .........................     (10,442)     (16,189)       5,747
                                           ---------    ---------    ---------
           Total Revenues ..............   $ 683,764    $ 424,473    $ 259,291
                                           =========    =========    =========

 CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles ...   $  44,349    $  25,860    $  18,489
  Other Semisubmersibles ...............     167,142      137,311       29,831
  Jack-ups .............................      69,971       59,040       10,931
  Integrated Services ..................      14,858       25,533      (10,675)
  Land .................................          --       13,748      (13,748)
  Other ................................       3,133       (1,174)       4,307
  Eliminations .........................     (11,586)     (18,209)       6,623
                                           ---------    ---------    ---------
      Total Contract Drilling Expense ..   $ 287,867    $ 242,109    $  45,758
                                           =========    =========    =========

 OPERATING INCOME
  Fourth-Generation Semisubmersibles ...   $ 101,778    $  50,762    $  51,016
  Other Semisubmersibles ...............     226,123       99,895      126,228
  Jack-ups .............................      67,540       24,195       43,345
  Integrated Services ..................         383        1,686       (1,303)
  Land .................................          --        2,632       (2,632)
  Other ................................      (1,071)       1,174       (2,245)
  Eliminations .........................       1,144        2,020         (876)
  Depreciation and Amortization
    Expense.............................     (81,588)     (52,062)     (29,526)
  General and Administrative Expense....     (14,845)     (10,661)      (4,184)
  Gain on Sale of Assets ...............          84       10,189      (10,105)
                                           ---------    ---------    ---------
           Total Operating Income ......   $ 299,548    $ 129,830    $ 169,718
                                           =========    =========    =========

     Revenues. The $69.5 million increase in revenues from fourth-generation semisubmersibles resulted primarily from $43.7 million in revenues generated during the nine months ended September 30, 1997 by the Ocean Clipper I, the Ocean Star, and the Ocean Quest upon completion of their upgrade projects in July 1997, March 1997, and September 1996, respectively. However, utilization on the Ocean Clipper I was less than expected during the nine months ended September 30, 1997 due to subsea system equipment difficulties. Improvements in dayrates in the Gulf of Mexico and the North Sea contributed $23.2 million of additional revenue and increased utilization in the North Sea contributed $3.2 million of additional revenue. The $156.1 million increase in revenues from other semisubmersibles resulted, in part, from $60.5 million of additional revenues from increased utilization during the nine months ended September 30, 1997 for the eight other semisubmersibles acquired in the Arethusa Merger. This increase was primarily due to the inclusion of operating results for these rigs for nine months in 1997 as compared to the inclusion of only five months in 1996. Also, during 1997, improvements in dayrates for other semisubmersibles resulted in $84.6 million of additional revenue. Improved utilization from several rigs that were idle in early 1996 due to mobilizations and repairs necessary for new contracts or locations contributed an additional $10.9 million of revenue as compared to the nine months ended September 30, 1996. The $54.3 million increase in revenues from jack-ups resulted primarily from $42.8 million of revenue contributed by improvements in dayrates. In addition, the inclusion of operating results for the jack-up rigs acquired in the Arethusa Merger for nine months in 1997 as compared to the inclusion of only five months in 1996 resulted in $13.0 million of additional revenue. The $12.0 million decrease in revenues from integrated services was primarily due to turnkey projects and project management services of greater magnitude completed during the nine months ended September 30, 1996. The $16.4 million decrease in revenues from land operations resulted from the sale of the Company's land division in December 1996. The $2.1 million of revenues from other operations for the nine months ended September 30, 1997 resulted from bareboat charter fees for the Polyconfidence, an accommodation vessel purchased in May 1997. See " - Capital Resources."

     Contract Drilling Expense. The $18.5 million increase in contract drilling expense for fourth-generation semisubmersibles was primarily due to $15.6 million of operating expenses generated by the Ocean Clipper I, the Ocean Star, and the Ocean Quest upon completion of their upgrade projects in July 1997, March 1997, and September 1996, respectively. The $29.8 million increase in contract drilling expense for other semisubmersibles resulted primarily from $31.2 million of additional costs generated by the other semisubmersibles rigs acquired in the Arethusa Merger. These additional costs were primarily due to the inclusion of operating results for these rigs for nine months in 1997 as compared to the inclusion of only five months in 1996. In addition, an inspection and associated repairs on the Ocean Saratoga in early 1997 and higher operating costs incurred in connection with the reactivation of the Ocean Century to work in the Gulf of Mexico resulted in increased expenses as compared to 1996. Partially offsetting these increases was a decrease of approximately $4.3 million due to the reclassification of operations for the Ocean Clipper I to fourth-generation semisubmersibles upon completion of its upgrade in July 1997. The $10.9 million increase in jack-up expense resulted primarily from additional costs generated by the jack-up rigs acquired in the Arethusa Merger. The $10.7 million decrease in integrated services expense resulted from turnkey projects and project management services of greater magnitude completed during the nine months ended September 30, 1996. The $13.7 million decrease in expense from land operations resulted from the sale of the Company's land division in December 1996. The $4.3 million increase in other contract drilling expense is primarily due to expenses incurred during the nine months ended September 30, 1997 associated with crew training programs for new employees. In addition, other expense was reduced during the comparable period of the prior year due to credits which resulted from the collection of a settlement associated with a lawsuit.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $81.6 million for the nine months ended September 30, 1997 increased due to additional expense for (i) the eleven rigs acquired in the Arethusa Merger, (ii) goodwill amortization expense associated with the Arethusa Merger,
(iii) the Ocean Clipper I, the Ocean Star, and the Ocean Quest which completed their upgrades in July 1997, March 1997, and September 1996, respectively, (iv) capital expenditures associated with the Company's continuing rig enhancement program, and (v) the Polyconfidence which was acquired in May 1997. See " - Capital Resources."

     General and Administrative Expense. General and administrative expense of $14.8 million for the nine months ended September 30, 1997 increased $4.1 million from $10.7 million for the nine months ended September 30, 1996 primarily due to additional overhead resulting from the Arethusa Merger and increased accruals for the Company's bonus and retention plan. The increased accruals resulted from a higher estimated bonus pool for the 1997 performance year and for additional participants in the plan.

     Gain on Sale of Assets. Gain on sale of assets for the nine months ended September 30, 1997 resulted primarily from sales of miscellaneous equipment. For the nine months ended September 30, 1996, gain on sale of assets resulted primarily from the sale of two of the Company's shallow water jack-up drilling rigs, the Ocean Magallanes and the Ocean Conquest. See Note 4 to the Company's Consolidated Financial Statements included in Item 1 of this Report.

     Interest Income. Interest income of $13.6 million for the nine months ended September 30, 1997 consists primarily of the accretion of discounts and interest earned on investment securities purchased in 1997.

     Interest Expense. Interest expense of $6.9 million for the nine months ended September 30, 1997 consists primarily of $10.7 million interest on the Notes, partially offset by $3.8 million interest capitalized to major upgrades.

     Income Tax Expense. Income tax expense for the nine months ended September 30, 1997 was $107.4 million as compared to $40.6 million for the comparable period of the prior year. This change resulted primarily from the increase of $175.9 million in the Company's income before income tax expense. In addition, the Company changed its practice beginning in 1997 to accrue U.S. taxes on all undistributed non-U.S. earnings. See Note 1 to the Company's Consolidated Financial Statements in Item 1 of this Report.

OUTLOOK

     The Company continues to benefit from increased demand and from the recent tight supply of major offshore drilling rigs worldwide. These conditions are due, in part, to technological advances which have improved oil and gas exploration and development economics. To address the current tight supply situation, customers continue to seek to contract rigs for longer terms and often will pay for upgrades and modifications necessary for more challenging drilling locations in order to assure rig availability. The Company seeks to have a foundation of long-term contracts with a reasonable balance of short-term or well-to-well contracts to minimize risk while participating in the benefit of increasing dayrates in a rising market.

     The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities. The Ocean Clipper I recently began a four-year contract in the deep water market of the Gulf of Mexico following its upgrade project. Utilization of the Ocean Clipper I, however, was less than expected due to subsea system equipment difficulties. The Company expects improvements in utilization in the fourth quarter of 1997 for the drillship following the completion of necessary modifications. The Ocean Victory is completing its upgrade project in connection with a three-year deep water drilling program anticipated to begin during the fourth quarter of 1997. In addition, the Company expects to begin the conversion of the Polyconfidence, a semisubmersible accommodation vessel, in early 1998 in connection with a five-year commitment in the Gulf of Mexico anticipated to begin in late 1999.

     The improved opportunities for the offshore contract drilling industry worldwide have resulted in increased demand for and a shortage of experienced personnel and equipment, including drill pipe and riser, necessary on offshore drilling rigs. The Company does not consider the shortage of such personnel and equipment currently to be a material factor in its business. However, because the demand for oil field services is increasing rapidly, a significant increase in costs, including compensation and training, is likely to occur if present trends continue for an extended period.

     In addition, the recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by the Company's competitors. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for the Company's rigs, particularly its more advanced semisubmersible units, and on the overall utilization of the Company's fleet. In such case, the Company's results of operations would be adversely affected.

     The offshore contract drilling industry historically has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions will continue. The Company's ability to maintain the recent favorable trends will be largely dependent on the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies.

LIQUIDITY

     At September 30, 1997, cash and short-term investment securities totaled $383.2 million, up from $28.2 million at December 31, 1996. Cash provided by operating activities for the nine months ended September 30, 1997 increased by $90.9 million to $243.7 million, from $152.8 million for the comparable period of the prior year. This increase in operating cash flow was primarily attributable to a $109.1 million increase in net income for the first nine months of 1997 and a $29.5 million increase in depreciation and amortization primarily resulting from the Arethusa Merger and completion of upgrade projects.

     Investing activities used $595.1 million in cash during the nine months ended September 30, 1997, compared to $139.9 million during the comparable period of 1996. During the nine months ended September 30, 1997, the Company purchased the Polyconfidence, a semisubmersible accommodation vessel working in the U.K. sector of the North Sea, for approximately $81.0 million in cash. See "
- Capital Resources." In addition, the Company purchased U.S. Treasury bills and U.S. Treasury notes with a portion of the proceeds from the sale of the Notes, resulting in an increase in cash used in investing activities. Capital expenditures also increased substantially during the nine months ended September 30, 1997, as the Company continued to invest in major upgrades of its existing fleet.

     Cash provided by financing activities for the nine months ended September 30, 1997 increased $404.2 million to $394.1 million, as compared to $10.1 million of cash used in financing activities for the comparable period of 1996. Sources of financing during 1997 consisted primarily of the Company's issuance of the Notes, which resulted in net proceeds of approximately $393.9 million. The Notes, issued in February 1997, have a stated and effective interest rate of
3.75 percent and 3.93 percent, respectively, and are due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date into shares of the Company's common stock, at a conversion price of $40.50 per share. The Notes are redeemable, in whole or, from time to time, in part, at the option of the Company, at any time on or after February 22, 2001, at specified redemption prices. Also, in April 1997, the Company completed a public offering of 1.25 million shares of common stock generating net proceeds of approximately $82.3 million. Financing applications of cash during the nine months ended September 30, 1997 included repayment of amounts outstanding under the Company's short and long-term credit arrangements and the payment of a cash dividend to stockholders.

     In August 1997, the Company terminated its revolving line of credit which provided a maximum credit commitment of $200.0 million. However, the Company has available uncommitted lines of credit for short-term financing aggregating $30.0 million from two U.S. banks. These arrangements provide for borrowing at various interest rates and may be used on such terms as the Company and the banks mutually agree. The Company also maintains the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a Securities and Exchange Commission shelf registration statement. In addition, the Company may issue, from time to time, up to four million shares of its common stock, which shares are registered under a shelf registration statement, in connection with one or more acquisitions by the Company of securities or assets of other businesses.

     The Company believes that it has the financial resources necessary to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades and continuing rig enhancements, and working capital requirements.

CAPITAL RESOURCES

     Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program. The Company expects to spend approximately $189.2 million during 1997 for rig upgrades, including approximately $162.5 million for expenditures in conjunction with the upgrades of the Ocean Clipper I, the Ocean Star, and the Ocean Victory for deep water drilling in the Gulf of Mexico. The Company expended $152.4 million on these projects during the nine months ended September 30, 1997. In addition, the Company expects to spend approximately $25.0 million for a cantilever conversion project on the Company's jack-up rig, the Ocean Warwick, and approximately $15.0 million for leg strengthening and other modifications to the Company's jack-up rig, the Ocean Tower. Approximately $3.7 million and $1.0 million have been expended through September 30, 1997 on these projects for the Ocean Warwick and the Ocean Tower, respectively. The Company expects to evaluate other projects as opportunities arise.

     In addition, the Company has budgeted $70.7 million for 1997 capital expenditures associated with its continuing rig enhancement program, spare equipment, and other corporate requirements. During the first nine months of 1997, $53.0 million was expended on this program.

     It is management's opinion that significant improvements in operating cash flow resulting from current conditions of improved dayrates and the increasing number of term contracts for rigs in certain markets, in conjunction with proceeds from the Notes, will be sufficient to meet these capital requirements.

     In May 1997, the Company acquired the Polyconfidence, a semisubmersible accommodation vessel working in the U.K. sector of the North Sea. The Company's cost to acquire the vessel was approximately $81.0 million in cash. See " - Liquidity." The Polyconfidence was constructed in 1987 and has Class III dynamic positioning capabilities. The Company recently entered into a letter of intent with a major oil company for a five-year commitment in the Gulf of Mexico, following conversion of the vessel to a drilling unit capable of operating in harsh environments and ultra-deep water. The Company's preliminary estimate of conversion cost is approximately $190.0 million. The Polyconfidence would begin this conversion at the conclusion of its present accommodation unit contract, which is expected to occur in December 1997, with anticipated delivery in late 1999. The Company expects to finance the conversion of the Polyconfidence through the use of cash on hand or internally generated funds.

     The Company is continually considering potential transactions, including, but not limited to, enhancement of existing rigs, the purchase of additional rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. For example, the Company has explored the possibility of acquiring certain floating production systems, crew accommodation units similar to the Polyconfidence, oil service companies providing subsea products, technology and services, oil and gas exploration companies, and shipping assets such as oil tankers, through the acquisition of existing businesses or assets or new construction. Although the Company does not, as of the date hereof, have a pending commitment with respect to any material business opportunity, it could enter into such an agreement in the future. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement provides standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with restatement of prior years' comparative information required.

     Also in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components and requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997, with reclassification of prior years' comparative information required.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," and SFAS No. 128, "Earnings per Share." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Both statements are effective for financial statements for both interim and annual periods ending after December 15, 1997. All prior period earnings per share data presented after the effective date must be restated to conform to these provisions.

     The Company does not expect the adoption of these statements to have a material effect on its financial position or results of operations.

FORWARD-LOOKING INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Index of Exhibits for a list of those exhibits filed herewith.

(b) The Company filed the following reports on Form 8-K during the third quarter of 1997:

                                            Description of Event
                                            --------------------
         Date of Report       Board of Directors declaration of a two-for-one
         July 14, 1997        stock split in the form of a stock dividend and
                              a quarterly cash dividend of $0.07 per common share payable on August 7, 1997 to shareholders of record July 24, 1997.

         September 19, 1997   The Company's entry into (i) an Underwriting
                              Agreement with Loews Corporation ("Loews") and
                              Goldman, Sachs & Co. in connection with the sale by Loews of its 3-1/8% Exchangeable Subordinated
                              Notes due September 15, 2007, which are
                              exchangeable into shares of the Company's common stock, pursuant to an underwritten offering and
                              (ii) a related Registration Rights Agreement
                              Amendment, amending the Registration Rights
                              Agreement, dated as of October 16, 1995, between the Company and Loews.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DIAMOND OFFSHORE DRILLING, INC.
                                            (Registrant)



Date 28-Oct-1997                   By: /s/ Lawrence R. Dickerson
     ---------------------            ----------------------------------------
                                       Lawrence R. Dickerson
                                       Senior Vice President and Chief
                                       Financial Officer



Date 28-Oct-1997                       /s/ Gary T. Krenek
     ---------------------            ----------------------------------------
                                       Gary T. Krenek
                                       Controller and Chief Accounting Officer

                                INDEX OF EXHIBITS


Exhibit No.                        Description
-----------                        -----------
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


----------------------
* Filed herewith.