Form 10-K
period 1997-12-31
DIAMOND OFFSHORE DRILLING INC
filed 1998-03-20
CIK 949039

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

        [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                         Commission file number 1-13926

                        DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE
(State or other jurisdiction of incorporation                    76-0321760
               or organization)                     (I.R.S. Employer Identification No.)

                               15415 KATY FREEWAY
                              HOUSTON, TEXAS 77094
             (Address and zip code of principal executive offices)

                                 (281) 492-5300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, $0.01 par value per share                New York Stock Exchange

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

     As of January 30, 1998                                  $3,089,306,640

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 30, 1998  Common Stock, $0.01 par value per share  139,328,160 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 1997, are incorporated by reference in Part III of this form.

================================================================================

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------
Cover Page..............................................................        1
Document Table of Contents..............................................        2
PART I
Item 1.     Business....................................................        3
Item 2.     Properties..................................................       11
Item 3.     Legal Proceedings...........................................       11
Item 4.     Submission of Matters to a Vote of Security Holders.........       11
Part II
Item 5.     Market for the Registrant's Common Equity and Related              13
            Stockholder Matters.........................................
Item 6.     Selected Financial Data.....................................       14
Item 7.     Management's Discussion and Analysis of Financial Condition        15
            and Results of Operations...................................
Item 7A.    Quantitative and Qualitative Disclosures About Market              25
            Risk........................................................
Item 8.     Financial Statements and Supplementary Data.................       26
            Consolidated Financial Statements...........................       27
            Notes to Consolidated Financial Statements..................       31
Item 9.     Changes in and Disagreements with Accountants on Accounting        46
            and Financial Disclosure....................................
Part III
            Information called for by Part III has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
            Statement pursuant to Regulation 14A.
Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form        46
            8-K.........................................................
Signatures  ............................................................       49

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the "Company" shall mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company is a leader in deep water drilling with a fleet of 46 offshore rigs. The fleet consists of 30 semisubmersibles (including an accommodation vessel), 15 jack-ups and one drillship and operates in the waters of six of the world's seven continents.

STOCK DIVIDEND

     In July 1997, the Board of Directors declared a two-for-one stock split in the form of a stock dividend which was distributed on August 14, 1997 to stockholders of record on July 24, 1997. The dividend was charged to retained earnings in the amount of $0.7 million. Weighted average shares outstanding and all per share amounts included herein are based on the increased number of shares, giving retroactive effect to the stock dividend.

ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES

     In February 1997, the Company issued $400.0 million, including $50.0 million from an over-allotment option, of 3.75 percent convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time following the date of original issuance thereof and prior to the close of business on the business day immediately preceding the maturity date, unless previously redeemed, into shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a conversion price of $40.50 per share (equivalent to a conversion rate of 24.691 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. The Notes are redeemable, in whole or from time to time in part, at the option of the Company, at any time on or after February 22, 2001 at specified redemption prices, plus accrued and unpaid interest to the date of redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" in Item 7 of this Report.

MERGER WITH ARETHUSA

     On April 29, 1996, the Company acquired 100 percent of the common stock of Arethusa (Off-Shore) Limited ("Arethusa"), a Bermuda corporation, (the "Arethusa Merger") in exchange for shares of Common Stock. Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters and provided drilling services worldwide to international and government-controlled oil and gas companies. The fleet was comprised of eight semisubmersible rigs and five jack-up rigs. The Company issued 35.8 million shares of Common Stock based on an exchange ratio of 1.76 shares for each share of Arethusa's issued and outstanding common stock. See
Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

INDUSTRY CONDITIONS

     The offshore contract drilling business is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

     Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of low demand, excess rig supply and low dayrates followed by periods of high demand, short rig supply and high dayrates. For a number of years, depressed oil and natural gas prices and an oversupply of rigs adversely affected the offshore drilling market. In particular, the prolonged weakness and uncertainty in the demand for and price of natural gas resulted in a significant decline in exploration and production activities in the Gulf of Mexico. Subsequently, the offshore drilling industry has benefited from increased demand and from a tight supply of major offshore drilling rigs worldwide. These conditions are due, in part, to technological advances that have broadened opportunities for offshore exploration and development.

     All of the Company's markets have experienced high utilization levels and improved dayrates in 1997 and early 1998 and, in many cases, customers seek to contract rigs for term commitments (as opposed to contracts for the drilling of a single well or a group of wells) and often will pay for upgrades and modifications necessary for more challenging drilling locations in order to assure rig availability. Although not currently a material factor in the Company's markets, weak commodity prices, economic problems in countries outside the United States, or a number of other influencing factors could curtail spending by oil and gas companies and possibly depress the offshore drilling industry. Therefore, the Company cannot predict whether and, if so, to what extent current market conditions will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this Report.

THE FLEET

     The Company's large, diverse fleet, which includes some of the most technologically advanced rigs in the world, enables it to offer a broad range of services worldwide in various markets, including the deep water market, the harsh environment market (such as the North Sea), the conventional semisubmersible market and the jack-up market.

     Semisubmersibles. The Company owns and operates 30 semisubmersibles (including an accommodation vessel). Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line.

     The Company owns and operates three fourth-generation semisubmersibles and three fourth-generation deep water conversions. Fourth-generation semisubmersibles are larger than other semisubmersibles, are capable of working in deep water or harsh environments and have other advanced features. Currently the Ocean America, the Ocean Quest, the Ocean Star, and the Ocean Victory are located in deep water areas of the Gulf of Mexico; the Ocean Alliance is located in the harsh environment of the North Sea offshore Norway; and the Ocean Valiant is located offshore West Africa.

     In addition, the Company owns and operates 24 other semisubmersibles, which operate in maximum water depths of up to 3,500 feet. The diverse capabilities of most of these semisubmersibles enable them to work in both shallow and deep water environments in the U.S. and in most markets outside the U.S. Currently, 12 of these semisubmersibles are contracted in the Gulf of Mexico; four are contracted offshore Brazil; three are contracted in the North Sea; three are contracted offshore Australia; and one is contracted offshore West Africa.

     In May 1997, the Company purchased a semisubmersible accommodation vessel, the Polyconfidence, equipped with dynamic-positioning capabilities. The Polyconfidence (soon to be renamed Ocean Confidence) will be converted to a drilling unit with fourth-generation capabilities, including harsh environment and ultra-deep water capabilities. The rig is anticipated to be delivered in late 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

     Jack-ups. The Company owns 15 jack-ups. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Jack-ups are used extensively for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig's legs. A jack-up rig is towed by tugboats to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

     The principal market for the Company's jack-up rigs is currently the Gulf of Mexico, where 12 of the Company's jack-up rigs are located. Of the Company's jack-up rigs in the Gulf of Mexico, seven are independent-leg cantilevered rigs, two are mat-supported cantilevered rigs, two are independent-leg slot rigs, and one is a mat-supported slot rig. All three of the Company's internationally based jack-ups are independent-leg cantilevered rigs.

     Drillship. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a computer controlled thruster system (dynamic-positioning) similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do fourth-generation semisubmersible rigs. The Company's drillship, the Ocean Clipper I, was upgraded in 1997 with dynamic-positioning capabilities and other enhancements and is operating in the deep water market of the Gulf of Mexico.

     Fleet Enhancements. The Company's strategy is to maximize dayrates and utilization by adapting to trends in its markets, including enhancing its fleet to meet customer demand for diverse drilling capabilities. The average age of the Company's fleet of offshore drilling rigs (calculated as of December 31, 1997 and measured from the year built) is 19.6 years. Many of the Company's rigs have been upgraded during the last five years with enhancements such as top-drive drilling systems, additional water depth capability, mud pump additions or increases in deck load capacity, and the Company believes that it will be feasible to continue to upgrade its rigs notwithstanding the average age of its fleet. However, there can be no assurance as to if, when or to what extent upgrades will continue to be made to rigs in the Company's fleet, particularly in view of current dayrates that would be forgone by removing a rig from service for upgrade. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

     The design of the Company's Victory-class semisubmersible rigs, including their cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects. Since 1995, the Company has upgraded five of its eight Victory-class rigs with enhancements such as increased efficiency in the handling of subsea completion equipment, stability enhancements that allow increased variable deck load, and increased water depth capabilities. Currently, the Company's Victory-class rigs are outfitted for service in maximum water depths of 1,200 to 5,000 feet.

     The Ocean Quest, one of the Company's Victory-class rigs, was upgraded to conduct drilling operations in the Gulf of Mexico in water depths of up to 3,500 feet and was placed into service in September 1996. In March 1997, the Company completed the major upgrade of the Ocean Star, including stability and other enhancements such as water depth capabilities of up to 4,500 feet, increased variable deck load to approximately 6,000 tons, a top-drive drilling system, a 15,000 psi blow-out prevention system, increased deck area, and additional mud pit and tensioner capacity. The Company completed the upgrade of the Ocean Victory in November 1997, which enabled the rig to conduct drilling operations in water depths of up to 5,000 feet with enhancements similar to the Ocean Star. These rigs are now able to compete effectively in the fourth-generation deep water market.

     The upgrade of the Company's drillship, the Ocean Clipper I, was completed in July 1997. The drillship is now equipped with dynamic-positioning capabilities, a 15,000 psi blow-out prevention system, three mud pumps, and other enhancements. Since completion of its upgrade, however, the Ocean Clipper I has experienced certain subsea system equipment difficulties primarily associated with new technology for operations in deep water. While the drillship is operating under its drilling contract in the Gulf of Mexico, the

Company continues to participate in developing design revisions that will benefit the affected systems long-term.

     The Company is scheduled to upgrade the Polyconfidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The conversion will include enhancements such as increased capability for operations in up to 7,500 foot water depths, approximately 6,000 tons variable deck load, a 15,000 psi blow-out prevention system, and four mud pumps. The upgrade is anticipated to be completed in late 1999, when the rig will commence a five-year commitment in the Gulf of Mexico.

     More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of January 31, 1998, is set forth in the table below.

                                    WATER                                            YEAR
                                    DEPTH                                        BUILT/LATEST        CURRENT
        TYPE AND NAME          CAPABILITY(FT.)            ATTRIBUTES            ENHANCEMENT (A)      LOCATION       CUSTOMER (B)
-----------------------------  ---------------   ----------------------------   ---------------   --------------   --------------
FOURTH-GENERATION EQUIPMENT
  ORIGINAL CONSTRUCTION (3):
  Ocean Alliance.............       5,000        TDS; DP; 15K; 3M                  1988/1995      North Sea        Shell
  Ocean America..............       5,000        TDS; SP; 15K; 3M                  1988/1992      Gulf of Mexico   BP
  Ocean Valiant..............       5,000        TDS; SP; 15K; 3M                  1988/1995      Angola           Exxon
  CONVERSIONS (3):
  Ocean Victory..............       5,000        TDS; VC; 15K; 3M                  1972/1997      Gulf of Mexico   Vastar
  Ocean Star.................       4,500        TDS; VC; 15K; 3M                  1974/1997      Gulf of Mexico   Texaco
  Ocean Quest................       3,500        TDS; VC; 15K; 3M                  1973/1996      Gulf of Mexico   Chevron
  DRILLSHIP (1):
  Ocean Clipper I............       7,500        TDS; DP; 15K; 3M                  1976/1997      Gulf of Mexico   BP
OTHER
SEMISUBMERSIBLES (24):
  Polyconfidence (c).........       5,000        DP                                  1987         Enroute          BP
  Ocean Worker (d)...........       3,500        TDS; 3M                           1982/1992      Gulf of Mexico   Shell
  Ocean Voyager..............       3,200        TDS; VC                           1973/1995      Gulf of Mexico   EEX
  Ocean Winner (d)...........       3,000        TDS; 3M                           1977/1996      Gulf of Mexico   Chevron
  Ocean Yatzy (d)............       3,000        TDS; DP; 15K                        1989         Brazil           Petrobras
  Ocean Yorktown (d).........       2,850        TDS                               1976/1996      Brazil           Petrobras
  Ocean Concord (d)..........       2,200        TDS; 3M                           1975/1995      Gulf of Mexico   Shell
  Ocean Lexington (d)........       2,200        TDS; 3M                           1976/1995      Gulf of Mexico   Marathon
  Ocean Saratoga (d).........       2,200        TDS; 3M                           1976/1995      Gulf of Mexico   Shell
  Ocean Endeavor.............       2,000        TDS; VC                           1975/1994      Gulf of Mexico   British-Borneo
  Ocean Rover................       2,000        TDS; VC; 15K                      1973/1992      Gulf of Mexico   Amerada Hess
  Ocean Prospector...........       1,700        VC                                1971/1981      Gulf of Mexico   Mariner (e)
  Ocean Bounty...............       1,500        TDS; VC; 3M                       1977/1992      Australia        BHPP
  Ocean Guardian.............       1,500        TDS; SP; 3M                         1985         North Sea        Enterprise
  Ocean New Era..............       1,500        TDS                               1974/1990      Gulf of Mexico   Amerada Hess
  Ocean Princess.............       1,500        TDS; 15K                          1977/1996      North Sea        Mobil
  Ocean Whittington (d)(f)...       1,500        TDS; 3M                           1974/1995      Gulf of Mexico   Petrobras
  Ocean Epoch................       1,200        TDS                               1977/1990      Australia        Woodside
  Ocean General..............       1,200        TDS                               1976/1990      Australia        Shell
  Ocean Nomad................       1,200        TDS                               1975/1995      North Sea        Shell
  Ocean Baroness.............       1,200        TDS; VC                           1973/1995      Brazil           Petrobras
  Ocean Ambassador...........       1,100        TDS; 3M                           1975/1995      Gulf of Mexico   Coastal
  Ocean Century..............         800                                            1973         Gulf of Mexico   Murphy
  Ocean Liberator............         600                                            1974         Congo            AGIP
JACK-UPS (15):
  Ocean Titan................         350        TDS; IS; 15K; 3M                  1974/1989      Gulf of Mexico   CNG
  Ocean Tower (g)............         350        TDS; IS; 3M                       1972/1998      Gulf of Mexico   Seneca
  Ocean King.................         300        TDS; IC                           1973/1989      Gulf of Mexico   Chevron
  Ocean Nugget...............         300        TDS; IC                           1976/1995      Gulf of Mexico   ADTI
  Ocean Summit...............         300        SDS; IC                           1972/1991      Gulf of Mexico   Coastal
  Ocean Warwick..............         300        TDS; IC                           1971/1998      Gulf of Mexico   Upgrade (h)
  Ocean Champion.............         250        MS                                1975/1985      Gulf of Mexico   Vastar
  Ocean Columbia.............         250        TDS; IC                           1978/1990      Gulf of Mexico   Coastal
  Ocean Heritage (d).........         250        TDS; IC                           1981/1995      Indonesia        Maxus
  Ocean Sovereign (d)........         250        TDS; IC                           1981/1994      Indonesia        Maxus
  Ocean Spartan..............         250        TDS; IC                           1980/1994      Gulf of Mexico   Vastar
  Ocean Spur.................         250        TDS; IC                           1981/1994      Gulf of Mexico   ADTI
  Ocean Crusader.............         200        TDS; MC                           1982/1992      Gulf of Mexico   Chevron
  Ocean Drake................         200        TDS; MC                           1983/1986      Gulf of Mexico   Chevron
  Ocean Scotian (d)..........         200        TDS; IC; 15K                      1981/1988      Netherlands      Elf

---------------

                                                       ATTRIBUTES
                                                       ----------
DP   = Dynamically-Positioned/Self-Propelled    MS   = Mat-Supported Slot Rig        TDS  = Top-Drive Drilling System
IC   = Independent-Leg Cantilevered Rig         SDS  = Side-Drive Drilling System    3M   = Three Mud Pumps
IS   = Independent-Leg Slot Rig                 VC   = Victory-Class                 15K  = 15,000 psi Blow-Out Preventer
MC   = Mat-Supported Cantilevered Rig           SP   = Self-Propelled

(a) Such enhancements include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deck load capacity.

(b) For ease of presentation in this table, customer names have been shortened or abbreviated.

(c) Committed under a five-year term contract with BP in the Gulf of Mexico upon completion of relocation from the North Sea and conversion to a drilling unit.

(d) Formerly an Arethusa rig.

(e) Managed daywork project operated by Diamond Offshore Team Solutions, Inc.

(f) Committed under a three-year term contract with Petrobras offshore Brazil upon completion of repairs and relocation from the Gulf of Mexico.

(g) Committed under a nine-month term contract with Seneca in the Gulf of Mexico after completion of a leg reinforcement upgrade.

(h) Subsequent to January 31, 1998, committed under a three-well contract with Apache in the Gulf of Mexico upon completion of cantilever conversion.

MARKETS

     The Company's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. sector of the North Sea, South America, Africa, and Australia/Southeast Asia. The Company actively markets its rigs worldwide. In the past, rigs in the Company's fleet have also operated in various other markets throughout the world. See Note 14 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     The Company believes that its presence in multiple markets is valuable in many respects. For example, the Company believes that its experience with safety and other regulatory matters in the U. K. has been beneficial in Australia and in the Gulf of Mexico and that production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, the Company believes that its performance for a customer in one market segment or area enables it to better understand that customer's needs and serve that customer in different market segments or other geographic locations.

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

     A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of the Company's contracts permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while the customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. Under current conditions, the Company seeks to have a foundation of long-term contracts with a reasonable balance of single well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market.

     The Company, through its wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), offers a portfolio of drilling services to complement the Company's offshore contract drilling business. These services include overall project management, extended well tests, and drilling and completion operations. During 1997 and 1996, DOTS primarily provided project management services on a dayrate basis and contributed operating income of $1.9 million and $2.5 million, respectively, to the Company's consolidated results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in Item 7 of this Report.

DISPOSITION OF ASSETS

     During 1997, the Company's bareboat charter of a jack-up drilling rig acquired in the Arethusa Merger terminated and the Company no longer operates this rig. In addition, in 1997, the Company sold a semisubmersible drilling rig located offshore Brazil for approximately $5.4 million, resulting in an after-tax gain for the year ended December 31, 1997 of $0.6 million. In December 1996, the Company exited the land drilling business with the sale of its land rigs and associated equipment for approximately $26.0 million, resulting in an after-tax gain for the year ended December 31, 1996 of $15.6 million. See "Management's Discussion and Analysis of Financial Condition -- Results of Operations" in Item 7 and Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Certain other assets, including drilling rigs, have been sold in previous years. These assets have generally been inactive or did not fit the overall strategic direction of the Company. Although the Company does not, as of the date hereof, have any commitment with respect to a material disposition, it could enter into such agreement in the future.

CUSTOMERS

     The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Occasionally, several customers have accounted for 10.0 percent or more of the Company's annual consolidated revenues, although the specific customers may vary from year to year. During 1997, the Company performed services for approximately 50 different customers with Shell companies (including domestic and foreign affiliates) ("Shell") accounting for 14.3 percent of the Company's annual total consolidated revenues. During 1996, the Company performed services for approximately 80 different customers with Shell and British Petroleum companies (including domestic and foreign affiliates) ("BP") accounting for 13.8 percent and 13.5 percent of the Company's annual total consolidated revenues, respectively. During 1995, the Company performed services for approximately 90 different customers with BP accounting for 16.5 percent of the Company's annual total consolidated revenues. Management believes that at current levels of activity the Company has alternative customers for its services such that the loss of a single customer would not have a material adverse effect on the Company.

     The Company's services are marketed principally through its Houston office, with support from its regional offices in New Orleans, Louisiana; Aberdeen, Scotland; and Perth, Western Australia. Technical and administrative support functions for the Company's operations are provided by its Houston office.

COMPETITION

     The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. However, due to the escalation of drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to fourth-generation and other technologically advanced units. The Company believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements or reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company's rigs. See "-- Offshore Contract Drilling Services."

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

GOVERNMENTAL REGULATION

     The Company's operations are subject to numerous federal, state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, the Company may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may in certain circumstances impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

     The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states address oil spill prevention and control and significantly expand liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

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

OPERATIONS OUTSIDE THE UNITED STATES

     Operations outside the United States accounted for approximately 36.3 percent, 37.1 percent and 36.4 percent of the Company's total consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. The Company's operations outside the United States may face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other -- Currency Risk" in Item 7 and Note 14 to the Company's Consolidated Financial Statements in Item 8 of this Report. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 4,020 employees (including international crews furnished through labor contractors), approximately 80 of whom were union members. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The improved opportunities for the offshore contract drilling industry worldwide have resulted in increased demand for and a shortage of experienced personnel necessary on offshore drilling rigs. As a result, employment and retention of qualified personnel is likely to become more difficult without significant increases in compensation.

ITEM 2. PROPERTIES.

     The Company owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, Africa, Australia, Brazil, India, Indonesia, Scotland, Singapore, and The Netherlands to support its offshore drilling operations.

ITEM 3. LEGAL PROCEEDINGS.

     Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. It is not yet known whether the plaintiffs will appeal the judgment.

     The Company and its subsidiaries are named defendants in certain other lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1997.

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

                                            AGE AS OF
                 NAME                    JANUARY 31, 1998                 POSITION
                 ----                    ----------------                 --------
James S. Tisch.........................         45          Chairman of the Board and Chief
                                                              Executive Officer(1)(2)
Lawrence R. Dickerson..................         45          President and Chief Operating Officer
                                                            and Director(1)(2)
Robert E. Rose.........................         59          President and Chief Executive Officer
                                                            and Director(2)
David W. Williams......................         40          Executive Vice President(1)
Rodney W. Eads.........................         46          Senior Vice President -- Worldwide
                                                              Operations
Denis J. Graham........................         48          Senior Vice President -- Technical
                                                              Services
Gary T. Krenek.........................         39          Vice President and Chief Financial
                                                              Officer(1)
Richard L. Lionberger..................         47          Vice President, General Counsel and
                                                              Secretary
Leslie C. Knowlton.....................         30          Controller(1)

---------------

(1) Effective March 31, 1998.

(2) Robert E. Rose resigned as President and Chief Executive Officer and a Director of the Company effective March 31, 1998.

     James S. Tisch was elected to become Chief Executive Officer of the Company effective March 31, 1998. Mr. Tisch has served as Chairman of the Board since 1995 and as a director of the Company since June 1989. Mr. Tisch has served as President and Chief Operating Officer of Loews Corporation ("Loews"), a diversified holding company and the Company's controlling stockholder, since 1994 and prior thereto served as Executive Vice President of Loews for more than five years. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, an 84 percent owned subsidiary of Loews, and serves as a director of Vail Resort, Inc.

     Lawrence R. Dickerson was elected President and Chief Operating Officer and a Director of the Company effective March 31, 1998. Prior to such date, Mr. Dickerson serves as Senior Vice President and Chief Financial Officer of the Company. Mr. Dickerson has served as Chief Financial Officer of the Company since June 1989. Mr. Dickerson has also served as Senior Vice President of the Company since April 1993 and as Vice President of the Company from June 1989 through April 1993.

     Robert E. Rose has served as President and Chief Executive Officer of the Company and as a director since June 1989. Mr. Rose resigned as President and Chief Executive Officer and a director of the Company effective March 31, 1998.

     David W. Williams was elected Executive Vice President of the Company effective March 31, 1998. Prior to such date, Mr. Williams serves as Senior Vice President of the Company, which position he has held since December 1994. He was a Marketing Vice President between February 1992 and May 1994. Mr. Williams was employed by Noble Drilling Corporation, a contract drilling company, from May 1994 through December 1994 as Vice President of Marketing.

     Rodney W. Eads has served as Senior Vice President of the Company since May 1997. Mr. Eads was employed by Exxon Company, International from August 1994 through May 1997 as Field Drilling Manager. From February 1991 through August 1994, Mr. Eads served as Drilling Manager for Esso Exploration & Production UK.

     Denis J. Graham has served as Senior Vice President of the Company since July 1997 and from September 1993 through June 1997 as Vice President of the Company. Previously, Mr. Graham served as Manager of Design Services for the Company.

     Gary T. Krenek was elected Vice President and Chief Financial Officer of the Company effective March 31, 1998. Prior to such date, Mr. Krenek serves as Controller of the Company, which position he has held since February 1992.

     Richard L. Lionberger has served as Vice President, General Counsel and Secretary of the Company since February 1992.

     Leslie C. Knowlton was elected Controller of the Company effective March 31, 1998. Prior to such date, Ms. Knowlton serves as Assistant Controller of the Company, which position she has held since August 1995. From February 1992 through July 1995, Ms. Knowlton served as Accounting Manager of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "DO." The following table sets forth, for the calendar quarters indicated, the high and low closing prices of Common Stock as reported by the NYSE. Periods prior to the July 1997 two-for-one stock split in the form of a stock dividend have been restated, giving retroactive effect to the stock dividend. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of this Report.

                                                              COMMON STOCK
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1997
First Quarter...............................................  $36 1/2   $27 11/16
Second Quarter..............................................   38 15/16  31 1/8
Third Quarter...............................................   59 1/8    39 1/4
Fourth Quarter..............................................   66 3/4    42 5/8
1996
First Quarter...............................................  $21 11/16 $16 11/16
Second Quarter..............................................   28 1/2    21 3/4
Third Quarter...............................................   29 1/16   23 1/2
Fourth Quarter..............................................   32 3/16   27 1/8

     On January 30, 1998, the closing price of the Common Stock, as reported by the NYSE, was $44 5/8 per share. As of January 30, 1998, there were approximately 234 holders of record of Common Stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

     The Company paid cash dividends of $0.07 per share on August 7, 1997 and December 1, 1997 and has declared a dividend of $0.125 per share payable March 2, 1998 to stockholders of record on February 6, 1998. In connection with the Company's initial public offering in October 1995, the Company paid a special dividend of $2.1 million to Loews Corporation ("Loews"), the Company's controlling stockholder, with a portion of the proceeds. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

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

                                         1997       1996(1)        1995         1994         1993
                                      ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues......................  $  956,093   $  611,430   $  336,584   $  307,918   $  288,069
Operating income (loss).............     419,873      213,491       11,651      (14,624)       4,455
Net income (loss)...................     278,605      146,388       (7,026)     (34,804)     (16,629)
Net income per share(2):
  Basic.............................        2.01         1.18           --           --           --
  Diluted...........................        1.93         1.18           --           --           --
Pro forma net income per
  share(2)(3).......................          --           --         0.10           --           --
BALANCE SHEET DATA:
Drilling and other property and
  equipment, net....................   1,451,741    1,198,160      502,278      488,664      498,740
Total assets........................   2,298,561    1,574,500      618,052      588,158      592,162
Long-term debt......................     400,000       63,000           --      394,777      353,483
OTHER FINANCIAL DATA:
Capital expenditures................     281,572      267,000       66,646       21,146       14,345
Cash dividends declared per
  share(4)..........................        0.14           --           --           --           --
Ratio of earnings to fixed
  charges(5)........................       28.94x       31.56x          --           --           --

---------------

(1) The Company acquired all of the common stock of Arethusa in consideration of
    35.8 million shares of Common Stock effective April 29, 1996. See Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

(2) All per share amounts give retroactive effect to the Company's July 1997 two-for-one stock split in the form of a stock dividend. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of this Report.

(3) Pro forma net income per share gives effect to the Company's initial public offering and the after-tax effects of a reduction in interest expense. Assuming the offering had occurred at January 1, 1995, the Company would have recognized net income of $10.0 million, or $0.10 per share of Common Stock, after adjusting for the after-tax effects of a reduction in interest expense. See Note 1 to the Company's Consolidated Financial Statements in
    Item 8 of this Report.

(4) The Company paid dividends of $0.07 per share on August 7, 1997 and on December 1, 1997 and has declared a dividend of $0.125 per share payable March 2, 1998 to stockholders of record on February 6, 1998. In connection with the Company's initial public offering in 1995, the Company paid a special dividend of $2.1 million to Loews with a portion of the proceeds. No other dividends were declared or paid during the periods presented.

(5) The deficiency in the Company's earnings available for fixed charges for the years ended December 31, 1995, 1994, and 1993 was approximately $13.8 million, $46.4 million, and $21.7 million, respectively. Fixed charges for the years ended December 31, 1993 through December 31, 1995 consisted primarily of interest expense on notes payable to Loews. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income (loss) from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) one-third of rent expense, which the Company believes represents the interest factor attributable to rent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) in Item 8 of this Report.

RECENT EVENTS

     On March 5, 1998, the Company announced several changes in its executive management structure which will be effective March 31, 1998. Robert E. Rose resigned as President and Chief Executive Officer and a Director of the Company to pursue another opportunity. James S. Tisch, Chairman of the Board of Directors, will assume the additional title of Chief Executive Officer. Lawrence
R. Dickerson, formerly Senior Vice President and Chief Financial Officer, was elected President and Chief Operating Officer and Director. Mr. Dickerson will serve on the Board's Executive Committee. David W. Williams, formerly Senior Vice President -- Contracts and Marketing, was elected Executive Vice President. Gary T. Krenek, formerly Controller, was elected Vice President and Chief Financial Officer. Leslie C. Knowlton, formerly Assistant Controller, was elected Controller for the Company.

RESULTS OF OPERATIONS

  General

     Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig which was previously stacked, which may decrease or increase revenues, respectively.

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

     Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses are not affected by changes in dayrates, nor are they necessarily significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income associated with loss of revenues. The Company recognizes as an operating expense activities such as painting, inspections and routine overhauls that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades. From time to time, the Company sells assets in the ordinary course of its business and gains or losses associated with such sales are included in operating income.

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

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services and intercompany expenses charged to rig operations). Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

     During November 1997, July 1997, March 1997, and September 1996, the Company completed its major upgrades of the Ocean Victory, the Ocean Clipper I, the Ocean Star, and the Ocean Quest, respectively, expanding these rigs to have fourth-generation capabilities. Upon completion, these rigs are included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include these rigs in Other Semisubmersibles).

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------    INCREASE/
                                                       1997        1996      (DECREASE)
                                                     --------    --------    ----------
                                                               (IN THOUSANDS)
REVENUES
  Fourth-Generation Semisubmersibles...............  $206,708    $112,022     $ 94,686
  Other Semisubmersibles...........................   545,701     341,163      204,538
  Jack-ups.........................................   192,169     122,503       69,666
  Integrated Services..............................    36,342      32,798        3,544
  Land.............................................        --      22,675      (22,675)
  Other............................................     3,257          --        3,257
  Eliminations.....................................   (28,084)    (19,731)      (8,353)
                                                     --------    --------     --------
          Total Revenues...........................  $956,093    $611,430     $344,663
                                                     ========    ========     ========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles...............  $ 64,314    $ 37,512     $ 26,802
  Other Semisubmersibles...........................   234,578     191,937       42,641
  Jack-ups.........................................    96,246      85,149       11,097
  Integrated Services..............................    34,464      30,344        4,120
  Land.............................................        --      19,631      (19,631)
  Other............................................     6,119        (865)       6,984
  Eliminations.....................................   (29,378)    (22,054)      (7,324)
                                                     --------    --------     --------
          Total Contract Drilling Expense..........  $406,343    $341,654     $ 64,689
                                                     ========    ========     ========
OPERATING INCOME
  Fourth-Generation Semisubmersibles...............  $142,394    $ 74,510     $ 67,884
  Other Semisubmersibles...........................   311,123     149,226      161,897
  Jack-ups.........................................    95,923      37,354       58,569
  Integrated Services..............................     1,878       2,454         (576)
  Land.............................................        --       3,044       (3,044)
  Other............................................    (2,862)        865       (3,727)
  Eliminations.....................................     1,294       2,323       (1,029)
  Depreciation and Amortization Expense............  (108,335)    (75,767)     (32,568)
  General and Administrative Expense...............   (22,556)    (15,640)      (6,916)
  Gain on Sale of Assets...........................     1,014      35,122      (34,108)
                                                     --------    --------     --------
          Total Operating Income...................  $419,873    $213,491     $206,382
                                                     ========    ========     ========

     Revenues. The $94.7 million increase in revenues from fourth-generation semisubmersibles resulted, in part, from a $61.4 million increase in revenues generated by the Ocean Victory, the Ocean Clipper I, the Ocean Star, and the Ocean Quest upon completion of their upgrade projects in November 1997, July 1997, March 1997, and September 1996, respectively. However, utilization of the Ocean Clipper I was less than expected due to subsea system equipment difficulties. Also, improvements in dayrates in the Gulf of Mexico and the North Sea contributed $30.0 million of additional revenue and increased utilization in the North Sea contributed $3.3 million of additional revenue during the year ended December 31, 1997. The $204.5 million increase in revenues from other semisubmersibles resulted primarily from $123.0 million of additional revenue for improvements in dayrates in 1997. The average operating dayrate for other semisubmersibles was $67,400 per day in 1997, as compared to $50,100 per day in 1996. Also, $69.4 million of additional revenue was generated primarily by the inclusion of operating results for the eight semisubmersibles acquired in the Arethusa Merger for twelve months in 1997 as compared to the inclusion of only eight months in 1996. In addition, an increase of $12.1 million in revenue resulted primarily from improved utilization in 1997 for several rigs that were either relocating or undergoing repairs necessary for new contracts or locations in early 1996. The $69.7 million increase in revenues from jack-ups resulted primarily from improvements in dayrates, which contributed $59.6 million of additional revenue. The average operating dayrate for jack-ups was $37,000 per day in 1997 as compared to $24,700 per day in 1996. In addition, the inclusion of operating results for the jack-up rigs acquired in the Arethusa Merger for twelve months in 1997 as compared to the inclusion of only eight months in 1996 resulted in $14.0 million of additional revenue. Partially offsetting these increases was a decrease of $3.9 million due to downtime incurred in late 1997 for a regulatory inspection and leg reinforcement upgrade on the Ocean Tower and leg reinforcements and other modifications on the Ocean Titan. The $3.5 million increase in revenues from integrated services resulted from an increase in project management service revenue during 1997 as compared to the prior year. The $22.7 million decrease in land revenues resulted from the sale of the Company's land drilling assets in December 1996. Other revenues of $3.3 million were generated by the Polyconfidence, a semisubmersible accommodation vessel purchased in May 1997. See "-- Capital Resources."

     Contract Drilling Expense. The $26.8 million increase in contract drilling expense for fourth-generation semisubmersibles resulted primarily from additional operating expense of $23.3 million from the Ocean Victory, the Ocean Clipper I, the Ocean Star, and the Ocean Quest, which was generated upon completion of their major upgrades. Also, the Ocean Valiant recognized increased expenses in late 1997 in preparation for its relocation from the Gulf of Mexico to West Africa. The $42.6 million increase for other semisubmersibles resulted primarily from $42.7 million of additional costs generated by the semisubmersibles acquired in the Arethusa Merger. These additional costs were primarily due to the inclusion of operating results for these rigs for twelve months in 1997 as compared to the inclusion of only eight months in 1996. Also, higher operating costs incurred in connection with the reactivation of the Ocean Century to work in the Gulf of Mexico and regulatory inspections and associated repairs on the Ocean Saratoga in early 1997 and the Ocean General in late 1997 resulted in increased contract drilling expense as compared to the prior year. Partially offsetting these increases was a decrease of approximately $4.5 million due to the reclassification of operations for the Ocean Clipper I to fourth-generation semisubmersibles upon completion of its upgrade in July 1997. The sale of the Ocean Zephyr, a semisubmersible located offshore Brazil, in 1997 also reduced expenses by $3.1 million as compared to 1996. The $11.1 million increase in jack-up expense resulted primarily from the rigs acquired in the Arethusa Merger, regulatory inspections and associated repairs on the Ocean Scotian, the Ocean Crusader, and the Ocean King, and leg reinforcement and other modifications on the Ocean Titan. Partially offsetting these increases was a decrease of $2.0 million resulting from the termination of the bareboat charter agreement in 1996 for the Bonito II, a jack-up rig previously operated by the Company. The $4.1 million increase in expenses for integrated services resulted primarily from increased intercompany rates charged for rigs utilized in project management services (offset in eliminations) during 1997 as compared to 1996. The $19.6 million decrease in land expense resulted from the sale of the Company's land drilling assets in December 1996. Other contract drilling expense increased $7.0 million primarily due to expenses associated with crew training programs for new employees and certain non-recurring charges in 1997 and non-recurring credits recognized in the prior year.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $108.3 million for the year ended December 31, 1997 increased primarily due to additional expense for (i) the eight semisubmersibles and three jack-up drilling rigs acquired in the Arethusa Merger, (ii) goodwill amortization expense associated with the Arethusa Merger, (iii) rig upgrades completed in 1997 and 1996, (iv) capital expenditures associated with the Company's continuing rig enhancement program, and (v) the Polyconfidence, which was acquired in May 1997. See "-- Capital Resources."

     General and Administrative Expense. General and administrative expense of $22.6 million for the year ended December 31, 1997 increased from $15.6 million for the year ended December 31, 1996 primarily due to (i) additional overhead resulting from the Arethusa Merger, (ii) increased accruals for the Company's employee bonus and retention plan, and (iii) increased legal fees associated with various legal matters. See Note 9 to the Company's Consolidated Financial Statements in Item 8 of this Report. The increased accruals for the employee bonus and retention plan resulted from a higher bonus pool for the 1997 performance year and from additional participants in the plan.

     Gain on Sale of Assets. Gain on sale of assets for the year ended December 31, 1997 consisted primarily of the gain associated with the sale of the Ocean Zephyr, a semisubmersible drilling rig located offshore Brazil. Gain on sale of assets for the year ended December 31, 1996 resulted primarily from the sale of all of the operational assets of Diamond M Onshore, Inc., the Company's wholly owned land drilling subsidiary, resulting in a gain of $24.0 million. Also during 1996, the Company sold two shallow water jack-up drilling rigs, the Ocean Magallanes and the Ocean Conquest, and one semisubmersible, the Ocean Zephyr II, resulting in gains totaling $10.8 million.

     Interest Income. Interest income of $19.4 million for the year ended December 31, 1997 consisted primarily of the accretion of discounts and interest earned on investments of excess cash primarily generated by the issuance of the Notes. See " -- Liquidity."

     Interest Expense. Interest expense of $10.3 million for the year ended December 31, 1997 consisted primarily of $14.7 million interest on the Notes, partially offset by $4.4 million interest capitalized to major upgrades. Interest expense for the year ended December 31, 1996 included $2.2 million of origination costs, including costs previously capitalized, which were expensed in connection with the restructuring of a revolving credit facility during December 1996. See Note 8 to the Company's Consolidated Financial Statements in
Item 8 of this Report.

     Income Tax Expense. Income tax expense for the year ended December 31, 1997 was $151.5 million as compared to $66.3 million for the prior year. This change resulted primarily from the increase of $217.4 million in the Company's income before income tax expense and a reduction in income tax expense during the prior year. In 1996, benefits for utilization of previously unrecorded net operating losses in a foreign jurisdiction were recognized, which contributed to the reduction in income tax expense. See Note 12 to the Company's Consolidated Financial Statements in Item 8 of this Report.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services and intercompany expenses charged to rig operations). Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

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

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------    INCREASE/
                                                       1996        1995      (DECREASE)
                                                     --------    --------    ----------
                                                               (IN THOUSANDS)
REVENUES
  Fourth-Generation Semisubmersibles...............  $112,022    $ 67,393     $ 44,629
  Other Semisubmersibles...........................   341,163     168,582      172,581
  Jack-ups.........................................   122,503      68,829       53,674
  Integrated Services..............................    32,798      27,121        5,677
  Land.............................................    22,675      19,926        2,749
  Other............................................        --           4           (4)
  Eliminations.....................................   (19,731)    (15,271)      (4,460)
                                                     --------    --------     --------
          Total Revenues...........................  $611,430    $336,584     $274,846
                                                     ========    ========     ========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles...............  $ 37,512    $ 34,717     $  2,795
  Other Semisubmersibles...........................   191,937     129,795       62,142
  Jack-ups.........................................    85,149      60,798       24,351
  Integrated Services..............................    30,344      30,297           47
  Land.............................................    19,631      17,899        1,732
  Other............................................      (865)      3,011       (3,876)
  Eliminations.....................................   (22,054)    (16,957)      (5,097)
                                                     --------    --------     --------
          Total Contract Drilling Expense..........  $341,654    $259,560     $ 82,094
                                                     ========    ========     ========
OPERATING INCOME
  Fourth-Generation Semisubmersibles...............  $ 74,510    $ 32,676     $ 41,834
  Other Semisubmersibles...........................   149,226      38,787      110,439
  Jack-ups.........................................    37,354       8,031       29,323
  Integrated Services..............................     2,454      (3,176)       5,630
  Land.............................................     3,044       2,027        1,017
  Other............................................       865      (3,007)       3,872
  Eliminations.....................................     2,323       1,686          637
  Depreciation and Amortization Expense............   (75,767)    (52,865)     (22,902)
  General and Administrative Expense...............   (15,640)    (13,857)      (1,783)
  Gain on Sale of Assets...........................    35,122       1,349       33,773
                                                     --------    --------     --------
          Total Operating Income...................  $213,491    $ 11,651     $201,840
                                                     ========    ========     ========

     Revenues. The $44.6 million increase in revenues from fourth-generation semisubmersibles resulted from improvements in dayrates ($26.5 million) and increases in utilization ($18.1 million). The improvement in utilization for 1996 was partially attributable to the relocation of two fourth-generation rigs during the prior year, reducing the days worked for these rigs during that period. The $172.6 million increase in revenues from other semisubmersibles was primarily attributable to $90.9 million of revenues from the eight semisubmersibles acquired in the Arethusa Merger and increases in dayrates in both the North Sea and the Gulf of

Mexico. The $53.7 million increase in revenues from jack-ups resulted primarily from revenues associated with rigs acquired in the Arethusa Merger and improvements in dayrates in the Gulf of Mexico. The $5.7 million increase in revenues from integrated services resulted from an increase in project management service revenue during 1996 as compared to the prior year.

     Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles increased $2.8 million primarily due to the completion of the major upgrade of the Ocean Quest which, beginning in September 1996, was included as a fourth-generation semisubmersible as compared to the prior year. The $62.1 million increase for other semisubmersibles resulted from the additional rigs acquired in the Arethusa Merger, increased expenses for shipyard repairs on three rigs, and increased expenses attributable to improved utilization during 1996. These increases were partially offset by a reduction in local payroll expenses resulting from the relocation of a rig and decreased expenses for a rig undergoing a major upgrade during 1996. The $24.4 million increase in jack-up expense resulted primarily from the rigs acquired in the Arethusa Merger, partially offset by decreased operating expenses for two rigs which were cold stacked during 1996 (one of which was sold in July 1996). Integrated services expense was relatively unchanged from the prior year. Other contract drilling expense decreased $3.9 million primarily due to collections from a settlement in connection with a lawsuit and collections on accounts receivable written off in the prior year.

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

     General and Administrative Expense. General and administrative expense of $15.6 million for the year ended December 31, 1996 increased due to the Arethusa Merger; however, these increases were partially offset by cost savings in rent due to the February 1996 purchase of the building in which the Company has its corporate headquarters. In addition, approximately $0.8 million of general and administrative expense associated with the major upgrades of the Ocean Quest, the Ocean Star, the Ocean Victory and the Ocean Clipper I was capitalized to these projects during 1996.

     Gain on Sale of Assets. Gain on sale of assets for the year ended December 31, 1996 consisted primarily of the sale of all of the operational assets of Diamond M Onshore, Inc., the Company's wholly owned land drilling subsidiary, resulting in a gain of $24.0 million. In addition, the Company sold two shallow water jack-up drilling rigs, the Ocean Magallanes and the Ocean Conquest, and one semisubmersible, the Ocean Zephyr II, resulting in gains totaling $10.8 million.

     Interest Expense. Interest expense of $2.3 million for the year ended December 31, 1996 primarily consisted of $2.2 million to expense origination costs, including costs previously capitalized, in connection with the restructuring of a revolving credit facility during December 1996. The decrease from $27.1 million for the prior year was attributable to a reduction in outstanding indebtedness resulting from the repayment of the Company's loan from Loews in connection with the Company's initial public offering. In addition, interest costs associated with the Company's financing arrangements were capitalized with respect to qualified construction projects during 1996.

     Income Tax (Expense) Benefit. Income tax (expense) benefit for the year ended December 31, 1996 was $(66.3) million as compared to $6.8 million for the prior year. This change resulted primarily from the increase of $226.5 million in the Company's income before income tax expense, partially offset by the recognition of benefits for utilization of previously unrecorded net operating losses in a foreign jurisdiction in 1996. In addition, during the year ended December 31, 1995, the Company's tax benefit reflected the effects of profits in foreign jurisdictions where the Company's tax liability was minimal. See Note 12 to the Company's Consolidated Financial Statements in Item 8 of this Report.

OUTLOOK

     The Company continues to benefit from increased demand and from the recent tight supply of major offshore drilling rigs worldwide. These conditions are due, in part, to the increasing impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures, on oil and gas exploration and development economics. To address the current tight supply situation, customers seek to contract rigs for term commitments (as opposed to contracts for the drilling of a single well or a group of wells) in many cases, and often will pay for upgrades and modifications necessary for more challenging drilling locations in order to assure rig availability. The Company seeks to have a foundation of long-term contracts with a reasonable balance of short-term or well-to-well contracts to minimize risk while participating in the benefit of increasing dayrates in a rising market.

     The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. In March 1997, the Company completed the major upgrade of the Ocean Star to fourth-generation capabilities and the rig began a three-year commitment in the deep water market of the Gulf of Mexico. In July 1997, the Ocean Clipper I began a four-year contract in the deep water market of the Gulf of Mexico following its upgrade project. The Ocean Victory, previously stacked in the North Sea, completed modifications in connection with its three-year deep water drilling program in the Gulf of Mexico which began in November 1997. In addition, the Company began the conversion of the Polyconfidence, a semisubmersible accommodation vessel, in connection with a five-year commitment in the Gulf of Mexico anticipated to begin in late 1999.

     In February 1998, a fire was detected in the engine room of the Ocean Victory, which was operating in the Gulf of Mexico. Although the fire was contained and extinguished, damage was done to the power and electrical systems aboard the rig. In March 1998, the rig was dockside in Mobile, Alabama for further damage evaluation. Until that process is completed, the Company is unable to determine how long the rig will be under repair. It is possible that the repair period could remove the rig from service for a significant portion of 1998. The Company expects that its insurance will cover the repairs, but the loss of revenue during the repair period is not covered by insurance. As a result, the loss of such revenues will reduce the Company's results of operations for 1998.

     The ability to minimize costs and downtime is critical to the Company's results of operations. The improved opportunities for the offshore contract drilling industry worldwide have resulted in increased demand for and a shortage of experienced personnel and equipment, including drill pipe and riser, necessary on offshore drilling rigs. The Company does not consider the shortage of such personnel and equipment currently to be a material factor in its business. However, because of the increased demand for oil field services, a significant increase in costs, including compensation and training, is likely to occur if present trends continue for an extended period. In addition, because of periodic inspections required by certain regulatory agencies, 15 of the Company's rigs will be in the shipyard for a portion of 1998. The Company intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.

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

     The offshore contract drilling industry historically has been highly competitive and cyclical and, although not currently a material factor in the Company's markets, weak commodity prices, economic problems in countries outside the United States, or a number of other influencing factors could curtail spending by oil and gas companies and possibly depress the offshore drilling industry. Therefore, the Company cannot predict whether and, if so, to what extent current market conditions will continue.

LIQUIDITY

     At December 31, 1997, cash and short-term investments totaled $466.1 million, up from $28.2 million at December 31, 1996. Cash provided by operating activities for the year ended December 31, 1997 increased by $186.2 million to $396.4 million, as compared to $210.2 million for the prior year. This increase was primarily attributable to a $132.2 million increase in net income and a $32.6 million increase in depreciation and amortization expense primarily resulting from the Arethusa Merger and completion of upgrade projects.

     Investing activities used $706.0 million in cash during the year ended December 31, 1997, as compared to $200.3 million during the prior year. In May 1997, the Company purchased the Polyconfidence, a semisubmersible accommodation vessel, for approximately $81.0 million in cash. See "-- Capital Resources." In addition, the Company purchased U.S. Treasury securities, equity securities, and also invested excess cash under repurchase agreements with third parties, primarily major brokerage firms, for a set rate of return. Capital expenditures also increased substantially during 1997 as the Company continued to invest in major upgrades of its existing fleet.

     Cash provided by financing activities for 1997 increased $376.4 million to $384.4 million, as compared to $8.0 million of cash provided by financing activities for 1996. Sources of financing during the year ended December 31, 1997 consisted primarily of the Company's issuance of the Notes, which resulted in net proceeds of approximately $393.9 million. Also, in April 1997, the Company completed a public offering of 2.5 million shares of common stock generating net proceeds of approximately $82.3 million. The proceeds of the offering were used to finance the acquisition of the Polyconfidence. See
"-- Capital Resources." Financing applications of cash during 1997 included repayment of amounts outstanding under the Company's short and long-term credit arrangements and the payment of cash dividends to stockholders.

     The Notes, issued in February 1997, have a stated and effective interest rate of 3.75 percent and 3.93 percent, respectively, and are due February 15, 2007. The Notes are convertible, in whole or in part, at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date into shares of Common Stock, at a conversion price of $40.50 per share (equivalent to a conversion rate of 24.691 shares per $1,000 principal amount of Notes), subject to adjustment in certain circumstances. Interest on the Notes is payable in cash semi-annually on each February 15 and August 15. The Notes are redeemable, in whole or from time to time in part, at the option of the Company, at any time on or after February 22, 2001 at specified redemption prices, plus accrued and unpaid interest to the date of redemption. The Notes are general unsecured obligations of the Company, subordinated in right of payment to the prior payment in full of the principal and premium, if any, and interest on all indebtedness of the Company for borrowed money, other than the Notes, with certain exceptions, and effectively subordinated in right of payment to the prior payment in full of all indebtedness of the Company's subsidiaries. The Notes do not restrict the Company's ability to incur other indebtedness or additional indebtedness of the Company's subsidiaries.

     In August 1997, the Company terminated its revolving credit facility which had provided a maximum credit commitment of $200.0 million until December 2001. However, the Company has the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a "shelf" registration statement. In addition, the Company may issue, from time to time, up to eight million shares of Common Stock, which shares are registered under an "acquisition shelf" registration statement (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July
1997), in connection with one or more acquisitions by the Company of securities or assets of other businesses.

     The Company believes that it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades and continuing rig enhancements, and working capital requirements.

CAPITAL RESOURCES

     Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program, including top-drive drilling system installations and water depth and drilling capability upgrades. It is management's opinion that operating cash flow resulting from current conditions of improved dayrates and high utilization, in conjunction with proceeds from the Notes, will be sufficient to meet these capital commitments. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition and other factors beyond its control.

     During the year ended December 31, 1997, the Company expended $203.7 million, including capitalized interest expense, for significant rig upgrades in connection with contract requirements. Such upgrades included completion of modifications to the Ocean Star, the Ocean Clipper I, and the Ocean Victory. In addition, a cantilever conversion project on the Ocean Warwick, a jack-up drilling rig located in the Gulf of Mexico, began in early 1997. Also, leg strengthening and other modifications began in late 1997 on the Ocean Tower, a jack-up drilling rig operating in the Gulf of Mexico. Both upgrades are anticipated to be completed in the first half of 1998.

     The Company has budgeted $108.5 million for rig upgrade capital expenditures during 1998. Included in this amount is approximately $93.5 million for 1998 expenditures associated with the conversion of the Polyconfidence (soon to be renamed Ocean Confidence) from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The conversion includes enhancements which will provide capabilities greater than existing fourth-generation equipment: capability for operation in 7,500 foot water depths, approximately 6,000 tons variable deck load, a 15,000 psi blow-out prevention system and four mud pumps to complement the existing Class III dynamic-positioning system. Upon completion of the conversion, the rig will begin a five-year drilling program in the Gulf of Mexico, which is anticipated to commence in late 1999.

     The Company generally seeks to mitigate financial risk associated with its upgrade projects by deferring commencement of an upgrade until a term drilling contract is secured with major integrated or large independent oil companies with projected contract revenues substantially covering the upgrade costs. The Company expects to evaluate other projects as opportunities arise.

     During the year ended December 31, 1997, the Company expended $77.9 million associated with its continuing rig enhancement program and other corporate requirements, including $21.5 million to reactivate the Ocean Century to work in the Gulf of Mexico. In addition to rig upgrade capital expenditures, the Company has budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. The increase in budgeted expenditures for 1998 is primarily attributable to anticipated purchases of anchor chain, drill pipe, riser, and other drilling equipment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." The statement provides standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with restatements of prior years' comparative information required.

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

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, operating difficulties arising from shortages of equipment or qualified personnel or as a result of other causes, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

OTHER

     Year 2000 Issues. The Company has addressed the impact of the upcoming change in the century on the Company's business, operations, and financial condition. However, the impact is dependent upon many factors, including the Company's software and hardware, as well as that of the Company's suppliers, customers, creditors, and financial service organizations. While the cost of addressing Year 2000 issues is not anticipated to be material, the Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with these issues and their consequences.

     Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include the U.K., Australia, Brazil, Indonesia and Africa. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. However, at present, contracts covering three of the Company's four rigs operating in the U.K. sector of the North Sea are payable in U.S. dollars. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and pounds sterling for operating costs payable in pounds sterling, although it may seek to do so in the future.

     Currency translation adjustments are accumulated in a separate section of stockholders' equity. When the Company ceases its operations in a currency environment, the accumulated adjustments are recognized currently in results of operations. Additionally, translation gains and losses for the Company's operations in areas which have experienced cumulative inflation of approximately 100 percent or more over a three-year period are recognized currently. The effect on results of operations from these translation gains and losses has not been material and is not expected to have a significant effect in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information included in this Item is considered to constitute "forward looking statements" for purposes of the statutory safe harbor provided in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements" in Item 7 of this Report.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the Notes and investments through repurchase agreements. In addition, the Company's investment in equity securities is sensitive to equity price risk. The Notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At December 31, 1997, the fair value of the Notes, based on quoted market prices, was approximately $527.0 million, as compared to a carrying amount of $400.0 million. The Company's investments through repurchase agreements bear interest at rates ranging from 5.00 to 6.00 percent. However, these instruments are callable by the Company at any time or have original maturities generally less than three months. At December 31, 1997, the contracted amounts of such investments totaled $350.0 million, which approximates fair value because of the nature and short maturity of these instruments. At December 31, 1997, the fair value of the Company's investment in equity securities was approximately $13.1 million, which includes an unrealized holding loss of $0.2 million. Based on consideration of past market movements and reasonably possible, near-term market movements, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows are likely to be material.

EXCHANGE RATE SENSITIVITY

     Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
January 22, 1998

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  102,958    $   28,180
  Short-term investments....................................     363,137            --
  Accounts receivable.......................................     205,589       172,214
  Rig inventory and supplies................................      33,714        30,407
  Prepaid expenses and other................................      13,377        12,166
                                                              ----------    ----------
          Total current assets..............................     718,775       242,967
Drilling and other property and equipment, net of
  accumulated depreciation..................................   1,451,741     1,198,160
Goodwill, net of accumulated amortization...................     118,623       129,825
Other assets................................................       9,422         3,548
                                                              ----------    ----------
          Total assets......................................  $2,298,561    $1,574,500
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   57,557    $   63,172
  Accrued liabilities.......................................      48,935        28,451
  Taxes payable.............................................      24,653        26,377
  Short-term borrowings.....................................          --        10,000
                                                              ----------    ----------
          Total current liabilities.........................     131,145       128,000
Long-term debt..............................................     400,000        63,000
Deferred tax liability......................................     209,513       176,296
Other liabilities...........................................      22,376        12,472
                                                              ----------    ----------
          Total liabilities.................................     763,034       379,768
                                                              ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock (par value $0.01, 25,000,000 shares
     authorized, none issued and outstanding)...............          --            --
  Common stock (par value $0.01, 200,000,000 shares
     authorized, 139,309,948 and 68,353,409 shares issued
     and outstanding at December 31, 1997 and 1996,
     respectively)..........................................       1,393           684
  Additional paid-in capital................................   1,302,712     1,220,032
  Retained earnings (accumulated deficit)...................     233,350       (25,056)
  Cumulative translation adjustment.........................      (1,822)         (928)
  Unrealized loss on investment securities..................        (106)           --
                                                              ----------    ----------
          Total stockholders' equity........................   1,535,527     1,194,732
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $2,298,561    $1,574,500
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
Revenues..................................................  $ 956,093    $611,430    $336,584
Operating expenses:
  Contract drilling.......................................    406,343     341,654     259,560
  Depreciation and amortization...........................    108,335      75,767      52,865
  General and administrative..............................     22,556      15,640      13,857
  Gain on sale of assets..................................     (1,014)    (35,122)     (1,349)
                                                            ---------    --------    --------
          Total operating expenses........................    536,220     397,939     324,933
                                                            ---------    --------    --------
Operating income..........................................    419,873     213,491      11,651
Other income (expense):
  Interest income.........................................     19,379         879       1,226
  Interest expense........................................    (10,270)     (2,326)    (27,052)
  Other, net..............................................      1,079         661         372
                                                            ---------    --------    --------
Income (loss) before income tax (expense) benefit.........    430,061     212,705     (13,803)
Income tax (expense) benefit..............................   (151,456)    (66,317)      6,777
                                                            ---------    --------    --------
Net income (loss).........................................  $ 278,605    $146,388    $ (7,026)
                                                            =========    ========    ========
Net income per share:
  Basic...................................................  $    2.01    $   1.18    $     --
                                                            =========    ========    ========
  Diluted.................................................  $    1.93    $   1.18    $     --
                                                            =========    ========    ========
  Pro forma (Note 1)......................................  $      --    $     --    $   0.10
                                                            =========    ========    ========
Weighted average shares outstanding:
  Common shares...........................................    138,560     124,462
  Dilutive potential common shares........................      8,929          --
                                                            ---------    --------
          Total weighted average shares outstanding.......    147,489     124,462
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

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                         RETAINED
                                       COMMON STOCK       ADDITIONAL     EARNINGS     CUMULATIVE     LOSS ON         TOTAL
                                   --------------------    PAID-IN     (ACCUMULATED   TRANSLATION   INVESTMENT   STOCKHOLDERS'
                                     SHARES      AMOUNT    CAPITAL       DEFICIT)     ADJUSTMENT    SECURITIES      EQUITY
                                   -----------   ------   ----------   ------------   -----------   ----------   -------------
December 31, 1994................          100   $   1    $  289,685    $(164,418)      $(1,202)      $  --       $  124,066
  Net loss.......................           --      --            --       (7,026)           --          --           (7,026)
  Capital contribution...........           --      --        39,676           --            --          --           39,676
  350,500-for-one stock split....   35,049,900     350          (350)          --            --          --               --
  Issuance of common stock.......   14,950,000     149       338,214           --            --          --          338,363
  Dividend to Loews..............           --      --        (2,118)          --            --          --           (2,118)
  Exchange rate changes, net.....           --      --            --           --           (67)         --              (67)
                                   -----------   ------   ----------    ---------       -------       -----       ----------
December 31, 1995................   50,000,000     500       665,107     (171,444)       (1,269)         --          492,894
                                   -----------   ------   ----------    ---------       -------       -----       ----------
  Net income.....................           --      --            --      146,388            --          --          146,388
  Merger with Arethusa...........   17,893,344     179       550,507           --            --          --          550,686
  Stock options exercised........      460,065       5         4,418           --            --          --            4,423
  Exchange rate changes, net.....           --      --            --           --           341          --              341
                                   -----------   ------   ----------    ---------       -------       -----       ----------
December 31, 1996................   68,353,409     684     1,220,032      (25,056)         (928)         --        1,194,732
                                   -----------   ------   ----------    ---------       -------       -----       ----------
  Net income.....................           --      --            --      278,605            --          --          278,605
  Issuance of common stock.......    1,250,000      12        82,270           --            --          --           82,282
  Two-for-one stock split........   69,649,474     696            --         (696)           --          --               --
  Dividends to stockholders......           --      --            --      (19,503)           --          --          (19,503)
  Stock options exercised........       57,065       1           410           --            --          --              411
  Exchange rate changes, net.....           --      --            --           --          (894)         --             (894)
  Loss on investments, net.......           --      --            --           --            --        (106)            (106)
                                   -----------   ------   ----------    ---------       -------       -----       ----------
December 31, 1997................  139,309,948   $1,393   $1,302,712    $ 233,350       $(1,822)      $(106)      $1,535,527
                                   ===========   ======   ==========    =========       =======       =====       ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
Operating activities:
  Net income (loss).....................................  $ 278,605    $ 146,388    $  (7,026)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................    108,335       75,767       52,865
     Gain on sale of assets.............................     (1,014)     (35,122)      (1,349)
     Gain on sale of investment securities..............     (1,529)          --           --
     Accrued interest converted to notes payable to
       Loews............................................         --           --       27,044
     Deferred tax provision (benefit)...................     34,650       17,278       (7,472)
     Accretion of discount on investment securities.....    (10,505)        (159)        (115)
     Amortization of debt issuance costs................        456        2,570           --
  Changes in operating assets and liabilities:
     Accounts receivable................................    (32,959)     (64,715)     (16,692)
     Rig inventory and supplies and other current
       assets...........................................     (3,319)      (2,789)      (4,896)
     Other assets, non-current..........................        949       (1,747)          --
     Accounts payable and accrued liabilities...........     15,256       22,155       10,984
     Taxes payable......................................      3,893       46,149         (706)
     Other liabilities, non-current.....................      3,885        4,093           --
  Other, net............................................       (335)         365           29
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....    396,368      210,233       52,666
                                                          ---------    ---------    ---------
Investing activities:
  Cash acquired in the merger with Arethusa.............         --       20,883           --
  Capital expenditures..................................   (281,572)    (267,000)     (66,646)
  Acquisition of drilling rigs and related equipment....    (80,990)          --           --
  Proceeds from sale of assets..........................      8,277       40,589        1,516
  Net change in short-term investment securities........     (2,522)       5,200           --
  Purchases of long-term investment securities..........   (124,242)          --           --
  Proceeds from sales of long-term investment
     securities.........................................    125,082           --           --
  Net change in investments through repurchase
     agreements.........................................   (350,000)          --           --
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (705,967)    (200,328)     (65,130)
                                                          ---------    ---------    ---------
Financing activities:
  Payment of dividends..................................    (19,503)          --       (2,118)
  Issuance of common stock..............................     82,282           --      338,363
  Debt (repayments) borrowings, net.....................    (73,000)       5,523     (331,245)
  Issuance of convertible subordinated notes............    400,000           --           --
  Debt issuance costs...................................     (6,062)      (2,570)          --
  Proceeds from stock options exercised.................        660        5,016           --
                                                          ---------    ---------    ---------
          Net cash provided by financing activities.....    384,377        7,969        5,000
                                                          ---------    ---------    ---------
Net change in cash and cash equivalents.................     74,778       17,874       (7,464)
  Cash and cash equivalents, beginning of year..........     28,180       10,306       17,770
                                                          ---------    ---------    ---------
  Cash and cash equivalents, end of year................  $ 102,958    $  28,180    $  10,306
                                                          =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly owned subsidiary prior to the initial public offering in October 1995 (the "Common Stock Offering"), owns 50.3 percent of the outstanding common stock of the Company (see Note 3).

     The Company, through wholly owned subsidiaries, engages in the worldwide contract drilling of offshore oil and gas wells and is a leader in deep water drilling. The Company's fleet of 46 mobile offshore drilling rigs is one of the largest in the world and includes the largest fleet of semisubmersible rigs currently working in the world. The fleet is comprised of 30 semisubmersible rigs (including an accommodation vessel), 15 jack-up rigs, and one drillship.

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

  Short-Term Investments

     The Company invests its excess cash under repurchase agreements with third parties, primarily major brokerage firms, for a set rate of return callable at any time or for periods generally less than three months. The third parties are required to collateralize the investments with securities having fair values of at least 102 percent of the invested amount.

     The Company's investments in equity securities are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of applicable deferred income taxes, are recorded as a separate component of stockholders' equity until realized. The cost of securities sold is based on the specific identification method and realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Operations in "Other income (expense)."

  Supplementary Cash Flow Information

     Non-cash financing activities for the year ended December 31, 1997 included $0.7 million for the issuance of 69.6 million shares of common stock in connection with a two-for-one stock split in the form of a stock dividend (see
Note 3).

     Non-cash financing activities for the year ended December 31, 1996 included $550.7 million for the issuance of 35.8 million shares of common stock and the assumption of stock options for the purchase of 1.0 million shares in connection with the merger between the Company and Arethusa (Off-Shore) Limited ("Arethusa"). Non-cash investing activities for the year ended December 31, 1996 included $532.9 million of net assets acquired in the merger with Arethusa (see
Note 2).

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

     Cash payments made for interest on long-term debt, including commitment fees, during the years ended December 31, 1997 and 1996 were $8.7 million and $3.5 million, respectively. No cash payments for interest were made in 1995. Cash payments made for income taxes during the years ended December 31, 1997, 1996, and 1995 were $112.1 million, $3.9 million, and $0.8 million, respectively.

  Rig Inventory and Supplies

     Inventories primarily consist of replacement parts and supplies held for use in the operations of the Company. Inventories are stated at the lower of cost or estimated value.

  Drilling and Other Property and Equipment

     Drilling and other property and equipment is carried at cost. Maintenance and repairs are charged to income currently while replacements and betterments are capitalized. Costs incurred for major rig upgrades are accumulated in construction work in progress, with no depreciation recorded on the additions, until the month the upgrade is completed and the rig is placed in service. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations.

     Depreciation is provided on the straight-line method over the remaining estimated useful lives from the date the asset is placed in service. The Company believes that certain offshore drilling rigs, due to their upgrade and design capabilities and their maintenance history, have an operating life in excess of their depreciable life as originally assigned. For this reason, a change in accounting estimate, effective January 1, 1996, increased the estimated useful lives for certain classes of offshore drilling rigs. As compared to the original estimate of useful lives, the effect of such change reduced depreciation expense and increased net income for the year ended December 31, 1996 by approximately $8.5 million and $5.5 million ($0.04 per share), respectively. The estimated useful lives of the Company's offshore drilling rigs, after the change in estimate, range from 10 to 25 years. Other property and equipment is estimated to have useful lives ranging from 3 to 10 years.

  Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. During the years ended December 31, 1997 and 1996, the Company incurred interest cost, including amortization of debt issuance costs, of $14.7 million and $6.3 million, respectively. Interest cost capitalized during 1997 and 1996 was $4.4 million and $4.0 million, respectively.

  Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Goodwill

     Goodwill from the merger with Arethusa (see Note 2) is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the years ended December 31, 1997 and 1996 totaled $6.6 million and $4.5 million, respectively.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Except for selective dividends, the Company's practice has been to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on earnings of these non-U.S. subsidiaries. However, beginning in 1997, the Company changed its practice and intends to repatriate these earnings in the foreseeable future. As a result, beginning January 1, 1997, the Company has accrued U.S. taxes on all undistributed non-U.S. earnings. The Company's non-U.S. income tax liabilities are based upon the results of operations of the various subsidiaries and foreign branches in those jurisdictions in which they are subject to taxation.

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

  Currency Translation

     The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at year-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Cumulative translation adjustment." Currency transaction gains and losses are included in the Consolidated Statements of Operations in "Other income (expense)." Additionally, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results currently.

  Net Income Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Accordingly, basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share was calculated by dividing net income, adjusted to eliminate the after-tax effect of interest expense, by the weighted average number of common shares outstanding and the weighted average number of shares issuable assuming full conversion of the convertible subordinated notes as of the issuance date, February 4, 1997 (see Note 8).

     Because the Company does not maintain an ongoing plan for the issuance of stock options, the options to purchase up to 1.0 million shares of common stock assumed in the merger with Arethusa (the "Arethusa Options") have not been included as dilutive potential shares. The effect on the computation of per share earnings, had the Arethusa Options been included, was not material. At December 31, 1997 and 1996, there were Arethusa Options outstanding for the purchase of approximately 0.1 million and 0.2 million shares of common stock, respectively.

     Weighted average shares outstanding and all per share amounts included herein for all periods presented have been restated to include the retroactive effect of the July 1997 two-for-one stock split in the form of a stock dividend (see Note 3).

  Pro Forma Net Income Per Share Data

     As described in Note 3, after its initial public offering, the Company had
100.0 million shares of common stock outstanding. Assuming the Common Stock Offering had occurred as of January 1, 1995, the Company would have recognized net income of $10.0 million, or $0.10 per share, for 1995, after adjusting for the after-tax effects of a reduction in interest expense.

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

Common stock issued to Arethusa shareholders................  $539,305
Arethusa stock options assumed..............................    11,381
                                                              --------
          Total equity consideration........................  $550,686
                                                              ========

     The Company issued 35.8 million common shares to the Arethusa shareholders based on an exchange ratio of 1.76 shares for each share of issued and outstanding Arethusa common stock. The shares were valued for financial reporting purposes at $15.07 based on a seven-day average of the closing price of the Company's common stock at the time the Arethusa Merger was announced (December 7, 1995). In addition to equity consideration, the Company incurred approximately $16.9 million of cash acquisition costs associated with the Arethusa Merger.

     The Arethusa Merger was accounted for as a purchase. The purchase price included, at estimated fair value, current assets of $67.2 million, drilling and other property and equipment of $505.5 million, and the assumption of current liabilities of $19.0 million, other net long-term liabilities of $2.2 million, and debt of

$67.5 million. In addition, a deferred tax liability of $66.8 million was recorded primarily for the difference in the basis for tax and financial reporting purposes of the net assets acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $133.5 million, which has been accounted for as goodwill and is being amortized over 20 years using the straight-line method (see Note 6).

     The accompanying Consolidated Statements of Operations reflect the operating results of Arethusa since April 29, 1996, the effective date of the Arethusa Merger. Pro forma consolidated operating results of the Company and Arethusa for the year ended December 31, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, are summarized below:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Revenue.....................................................   $667,543      $456,750
Net income(loss)............................................    153,409          (963)
Net income(loss) per share..................................       1.13         (0.02)

     The pro forma information for the years ended December 31, 1996 and 1995 includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired and the amortization of goodwill arising from the transaction. The pro forma information for the year ended December 31, 1995 also includes adjustments for (i) the acquisition of the Arethusa Yatzy by Arethusa, which occurred May 3, 1995, (ii) the sale of the Treasure Stawinner by Arethusa, which occurred June 30, 1995, (iii) the dividend and capital distribution declared by Arethusa on June 30, 1995 and paid July 28, 1995, (iv) the Common Stock Offering and, in connection therewith, the use of the proceeds to repay all of the Company's then outstanding indebtedness to Loews and to fund the payment of a special dividend to Loews, and (v) interest expense for working capital borrowings, and commitment and other fees, under a credit facility as if each had occurred at January 1, 1995. The pro forma information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

3. COMMON STOCK

     In July 1997, the Board of Directors declared a two-for-one stock split in the form of a stock dividend which was distributed on August 14, 1997 to stockholders of record on July 24, 1997. The dividend was charged to retained earnings in the amount of $0.7 million, which was based on the par value of 69.6 million shares of common stock.

     In April 1997, the Company completed a public offering of 2.5 million shares of common stock generating net proceeds of approximately $82.3 million. The net proceeds were used to acquire the Polyconfidence, a semisubmersible accommodation vessel (see Note 5).

     Pursuant to the Common Stock Offering, the Company sold 29.9 million shares of common stock, including 3.9 million shares from an over-allotment option.

4. SHORT-TERM INVESTMENTS

     Equity securities classified as available for sale at December 31, 1997 are stated at fair value of $13.1 million, including gross unrealized holding losses of $0.2 million. Investments through repurchase agreements with third parties at December 31, 1997 are stated at their contracted amounts totaling $350.0 million.

     During the year ended December 31, 1997, short-term debt securities purchased at various times during 1997 were sold for proceeds of $710.1 million, resulting in realized gains which were immaterial. In addition, long-term debt securities purchased in March 1997 and April 1997 were sold in July 1997 for proceeds of $125.1 million, resulting in an after-tax gain of $0.7 million included in the Consolidated Statements of Operations in "Other income (expense)."

     During 1996, the Company was party to a pledge agreement with a bank whereby the bank would extend various financial accommodations to or for the account of the Company, including issuing letters of credit, entering into foreign exchange contracts or permitting intra-day overdrafts. In consideration of and as a condition precedent to the making of such financial accommodations by the bank, the Company was required to maintain a pledged collateral account in which the bank had a continuing security interest. The Company had $5.0 million in U.S. Treasury Bills deposited in such pledged collateral account until November 1996 when the bank no longer required the maintenance of collateral.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Drilling rigs and equipment.................................  $1,781,107    $1,332,980
Construction work in progress...............................      17,696       116,770
Land and buildings..........................................      12,552        13,154
Office equipment and other..................................      10,551         8,181
                                                              ----------    ----------
  Cost......................................................   1,821,906     1,471,085
Less accumulated depreciation...............................    (370,165)     (272,925)
                                                              ----------    ----------
  Drilling and other property and equipment, net............  $1,451,741    $1,198,160
                                                              ==========    ==========

  Asset Acquisitions

     In May 1997, the Company acquired the Polyconfidence (soon to be renamed Ocean Confidence), a semisubmersible accommodation vessel with dynamic-positioning capabilities, for approximately $81.0 million in cash. The Company chartered the vessel to the seller until December 1997. The Polyconfidence will be converted to a semisubmersible drilling rig in connection with a five-year contract in the Gulf of Mexico anticipated to commence in the fourth quarter of 1999.

  Asset Dispositions

     During the year ended December 31, 1997, the Company sold a semisubmersible drilling rig, the Ocean Zephyr, located offshore Brazil, for a $5.4 million note receivable due July 1998 which generated an after-tax gain of $0.6 million. Also in 1997, the Company sold a warehouse facility on approximately 6.6 acres of land near Houston, Texas, which was acquired in the Arethusa Merger, for approximately $0.6 million (see Note 2). No gain or loss was recognized on this sale.

     During the year ended December 31, 1996, the Company sold all of the operational assets of Diamond M Onshore, Inc., a wholly owned subsidiary of the Company, for approximately $26.0 million in cash which generated an after-tax gain of $15.6 million, or $0.12 per share on a diluted basis. The assets sold consisted of ten land drilling rigs, all of which were operating, 18 trucks, a yard facility in Alice, Texas and various other associated equipment. In addition, two of the Company's shallow water jack-up drilling rigs (the Ocean Magallanes and the Ocean Conquest) and a semisubmersible (the Ocean Zephyr II), all of which had previously been stacked, were sold during 1996 increasing net income by $7.0 million, or $0.05 per share on a diluted basis.

  Construction Work in Progress

     As of December 31, 1997, $1.7 million, $9.3 million, and $6.7 million of construction work in progress was related to the upgrades of the Polyconfidence, the Ocean Warwick, and the Ocean Tower, respectively. As of December 31, 1996, $64.8 million, $36.5 million and $15.5 million of construction work in progress was related to the upgrades of the Ocean Star, the Ocean Clipper I, and the Ocean Victory, respectively.

  Impairment of Assets

     During 1995, the Company recorded impairment losses of $2.1 million to decrease the carrying value of a semisubmersible drilling rig located in the Gulf of Mexico which was sold in the fourth quarter of 1995. The impairment loss, reflected in "Depreciation" in the Consolidated Statements of Operations, reduced the carrying value of the rig to zero. The operating loss incurred by the rig during the year ended December 31, 1995 was not material.

6. GOODWILL

     The Arethusa Merger generated an excess of the purchase price over the estimated fair value of the net assets acquired (see Note 2). Cost and accumulated amortization of such goodwill is summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Goodwill....................................................  $129,746    $134,331
Less: Accumulated amortization..............................   (11,123)     (4,506)
                                                              --------    --------
          Total.............................................  $118,623    $129,825
                                                              ========    ========

     During the years ended December 31, 1997 and 1996, adjustments of $2.9 million and $0.8 million, respectively, were recorded to reduce goodwill before accumulated amortization. These adjustments represent the tax benefit of the excess of tax deductible goodwill over the reported amounts of goodwill when realized on the tax return. In addition, an adjustment of $1.7 million was recorded to reduce goodwill before accumulated amortization during the year ended December 31, 1997 due to a change in the fair value of the net assets acquired in the Arethusa Merger.

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Personal injury and other claims............................  $23,960    $18,629
Payroll and benefits........................................   15,951      8,336
Interest payable............................................    5,684        172
Other.......................................................    3,340      1,314
                                                              -------    -------
          Total.............................................  $48,935    $28,451
                                                              =======    =======

8. LONG-TERM DEBT

  Convertible Subordinated Notes

     In February 1997, the Company issued $400.0 million of convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible into shares of the Company's common stock, at a conversion price of $40.50 per share, subject to adjustment in certain circumstances. The Notes have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. Interest is payable semi-annually on each February 15 and August 15.

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

  Credit Agreements

     In August 1997, the Company terminated its revolving credit facility with a group of banks (the "Credit Facility"), which was available through December 2001 and provided a maximum credit commitment of $200.0 million, increased from $150.0 million in December 1996. The unused credit available under the Credit Facility at December 31, 1996 was $137.0 million. The weighted average interest rate, including commitment and arrangement fees, was 8.5 percent for the year ended December 31, 1996.

     In connection with the Arethusa Merger, the Company assumed long-term debt (including the current portion) of $67.5 million on two credit agreements with a group of banks. During May 1996, using cash acquired in the Arethusa Merger supplemented by borrowings under the Credit Facility, both Arethusa loans were repaid in full. Interest expense for the year ended December 31, 1996 includes interest for the period from the effective date of the Arethusa Merger to the date of repayment of the loans and the payment of breakage and prepayment penalty charges.

9. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases which expire through the year 2002. Total rent expense amounted to $1.8 million, $1.6 million, and $1.5 million for the years ended December 31, 1997, 1996, and 1995, respectively. Minimum future rental payments under leases are approximately $0.9 million, $0.4 million, $0.1 million, $0.1 million, and $43,000 for the years 1998 to 2002, respectively. There are no minimum future rental payments under leases after the year 2002.

     The Company is contingently liable as of December 31, 1997 and 1996 in the amount of $22.6 million under certain performance, bid, and export bonds and bonds securing obligations in connection with litigation. On the Company's behalf, banks have issued letters of credit securing certain of these bonds.

     The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company has appealed the judgment and is currently awaiting the opinion of the appellate court. The Company has received notices from certain of its insurance underwriters reserving their rights to deny coverage on the Company's insurance policies in excess of $2.0 million for damages resulting from such lawsuit. Management believes that the Company has complied with all conditions of coverage for final unappealable damages, if any, in the case. While the ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company has not established a liability for such claim at this time.

     A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. It is not yet known whether the plaintiffs will appeal the judgment. No provision for any liability has been made in the financial statements.

     Various other claims have been filed against the Company in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

10. FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of periodic temporary investments of excess cash, trade accounts receivable, and investments through repurchase agreements with third parties. The Company places its temporary excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable are limited primarily due to the entities comprising the Company's customer base. Since the market for the Company's services is the offshore oil and gas industry, this customer base consists primarily of major oil companies and independent oil and gas producers. The Company provides allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented and, historically, the Company has not experienced significant losses on trade receivables. Because of the protection of collateral and the short terms of the transactions, investments through repurchase agreements with third parties do not impose significant credit risk on the Company. The collateral provided for such transactions is generally valued daily and adjusted frequently for changes in the market price of the securities comprising the collateral.

  Fair Values

     The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate fair value. At December 31, 1997, the fair value of the Notes was approximately $527.0 million, as compared to a carrying amount of $400.0 million.

     The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 1997 and 1996. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

          Cash and cash equivalents and short-term borrowings -- The carrying amounts approximate fair value because of the short maturity of these instruments.

          Short-term investments -- The fair values of equity securities available for sale were based on quoted market prices as of December 31, 1997. The carrying amount of investments through repurchase agreements approximates fair value because of the nature and short maturity of these instruments.

          Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

          Long-term debt -- The fair value was based on the quoted market price from brokers of the Notes.

11. RELATED PARTY TRANSACTIONS

     The Company and Loews have entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement, unless due to the gross negligence or willful misconduct of Loews. Prior to the Common Stock Offering, Loews provided such services at an allocated rate. The Company was charged $0.3 million, $0.2 million, and $0.7 million by Loews for these support functions during the years ended December 31, 1997, 1996, and 1995, respectively.

12. INCOME TAXES

     Prior to the Common Stock Offering, the Company and its subsidiaries were party to a tax sharing agreement with Loews. Subsequently, the tax sharing agreement was terminated and all assets and liabilities were settled by offsetting amounts owed by Loews to the Company under the agreement against notes payable to Loews.

     An analysis of the Company's income tax (expense) benefit is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997         1996       1995
                                                      ---------    --------    ------
                                                              (IN THOUSANDS)
U.S. -- current.....................................  $ (99,001)   $(44,950)   $   --
U.S. -- deferred....................................    (34,650)    (17,278)    7,472
Non-U.S. -- current.................................    (17,300)     (3,486)     (489)
State and other.....................................       (505)       (603)     (206)
                                                      ---------    --------    ------
          Total.....................................  $(151,456)   $(66,317)   $6,777
                                                      =========    ========    ======

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  19,143    $  18,686
  Investment tax credit carryforwards.......................         --        3,066
  Worker's compensation accruals(1).........................      6,188        4,562
  Foreign tax credits.......................................      9,023        7,186
  Other.....................................................      2,007        1,574
                                                              ---------    ---------
     Total deferred tax assets..............................     36,361       35,074
                                                              ---------    ---------
Deferred tax liabilities:
  Depreciation and amortization.............................   (196,546)    (173,471)
  Undistributed earnings of non-U.S. subsidiaries...........    (17,668)      (7,486)
  Non-U.S. deferred taxes...................................    (15,236)     (14,466)
  Other.....................................................    (10,236)     (11,385)
                                                              ---------    ---------
     Total deferred tax liabilities.........................   (239,686)    (206,808)
                                                              ---------    ---------
          Net deferred tax liability........................  $(203,325)   $(171,734)
                                                              =========    =========

---------------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     Except for selective dividends, the Company's practice prior to 1997 was to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on such earnings. However, beginning in 1997, the Company intends to repatriate these earnings in the foreseeable future. As a result, the Company has accrued U.S. taxes on all undistributed non-U.S. earnings generated since January 1, 1997. Undistributed earnings of non-U.S. subsidiaries generated prior to 1997 for which no deferred income tax provision has been made for possible future remittances totaled approximately $67.2 million at December 31, 1997. In addition, the Company has negative undistributed earnings of non-U.S. subsidiaries generated prior to 1997 of $69.6 million for which no deferred tax benefit has been recognized. It is not practicable to estimate the amount of taxes, if any, that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.

     The Company believes that it is probable that its deferred tax assets of $36.4 million will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences. However, if the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance will be required as a charge to expense.

     Deferred income taxes are not recorded on differences between financial reporting and tax bases of investments in stock of the Company's subsidiaries, unless realization of the effect is probable in the foreseeable future. The Company also has certain income tax loss carryforwards in non-U.S. tax jurisdictions to which it has assigned no value because of the uncertainty of utilization of these carryforwards. Approximately $21.1 million of such carryforwards were utilized during the year ended December 31, 1996.

     In connection with the Arethusa Merger, the Company acquired net operating loss ("NOL") carryforwards available to offset future taxable income. The utilization of these NOL carryforwards is limited pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). For the year ended December 31, 1997, the Company utilized $10.5 million of such carryforwards and has recorded a deferred tax asset for the benefit of the remaining NOL carryforwards available to be carried forward to future years. Such carryforwards expire as follows:

                                                  TAX BENEFIT OF
                                                  NET OPERATING
                      YEAR                            LOSSES
                      ----                        --------------
                                                  (IN THOUSANDS)
2005............................................     $   176
2006............................................       3,185
2007............................................       3,147
2008............................................       3,169
2009............................................       3,838
2010............................................       5,628
                                                     -------
Total...........................................     $19,143
                                                     =======

     The difference between actual income tax (expense) benefit and the tax provision computed by applying the statutory federal income tax rate to income
(loss) before taxes is attributable to the following:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1997         1996        1995
                                                    ---------    --------    --------
                                                             (IN THOUSANDS)
Income (loss) before income tax (expense) benefit:
  U.S.............................................  $ 373,319    $153,615    $(19,591)
  Non-U.S.........................................     56,742      59,090       5,788
                                                    ---------    --------    --------
  Worldwide.......................................  $ 430,061    $212,705    $(13,803)
                                                    =========    ========    ========
Expected income tax (expense) benefit at federal
  statutory rate..................................  $(150,521)   $(74,447)   $  4,831
Non-U.S. income (loss):
  Impact of taxation at different rates...........         --          --       1,270
  Utilization of net operating loss
     carryforwards................................         --       6,843          --
  Impact of non-U.S. losses for which a current
     tax benefit is not available.................         --      (1,642)     (1,004)
Adjustment to prior year return...................         --       1,737          --
State taxes and other.............................       (935)      1,192       1,680
                                                    ---------    --------    --------
          Income tax (expense) benefit............  $(151,456)   $(66,317)   $  6,777
                                                    =========    ========    ========

13. EMPLOYEE BENEFIT PLANS

  Defined Contribution Plans

     The Company maintains defined contribution retirement plans for its U.S. and U.K. employees. The plan for U.S. employees (the "401(k) Plan") is designed to qualify under Section 401(k) of the Code. Under the 401(k) Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401(k) Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401(k) Plan. The Company contributes 3.75 percent of a participant's defined compensation and matches 25 percent of the first 6 percent of each employee's compensation contributed, subject to a vesting schedule which entitles the employee to a percentage of the matching contributions depending on years of service. For the years ended December 31, 1997, 1996, and 1995, the Company's provision for contributions was $4.1 million, $2.5 million, and $2.4 million, respectively.

     The plan for U.K. employees provides that the Company contribute amounts equivalent to the employee's contributions generally up to a maximum of 3 percent of the employee's defined compensation per year. For the years ended December 31, 1997, 1996, and 1995, the Company's provision for contributions was $0.3 million, $0.3 million, and $0.2 million, respectively.

     In connection with the Arethusa Merger, the Company assumed Arethusa's Profit Sharing Plan. The plan was established as a defined contribution profit sharing plan effective October 1, 1992 covering substantially all U.S. citizens, U.S. permanent residents and third country national expatriates employed by Arethusa Off-Shore Company, a wholly owned subsidiary of Arethusa. Participants could elect to make contributions by directing the Company to withhold a percentage of their earnings. A participating employee could also elect to make after-tax contributions to the plan. The Company contributed 3.75 percent of a participant's defined compensation. The Company's provision for such contributions for the year ended December 31, 1996 was $0.3 million. Effective January 1, 1997, the Company modified the 401(k) Plan by merging the Arethusa Profit Sharing Plan into the Company's existing plan.

  Deferred Compensation and Supplemental Retirement Plan

     The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes any portion of the 3.75 percent of the base salary contribution and the matching contribution to the 401(k) Plan that cannot be contributed because of the limitations of Sections 401(a)(17), 401(k)(3), 401(m)(2), 402(g) and 415
of the Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10 percent of base compensation and/or up to 100 percent of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company's provision for contributions for the years ended December 31, 1997 and 1996 were not material.

  Pension Plan

     The defined benefit pension plan, established by Arethusa effective October 1, 1992, was frozen on April 30, 1996. At that date, all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa. Benefits are calculated and paid based on an employee's years of credited service and average compensation at the date the plan was frozen using an excess benefit formula integrated with social security covered compensation.

     Pension costs are determined actuarially and funded as required by the Code. The plan's assets are invested in cash and cash equivalents, equity securities, government and corporate debt securities. As a result of freezing the plan, no service cost has been accrued for the years presented.

     The significant actuarial assumptions as of the plan's year end are set forth in the following table:

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1997      1996
                                                              ----      ----
Discount rate...............................................  7.25%     7.5%
Expected long-term rate.....................................   9.0%     9.0%
Compensation projection rate................................   N/A      N/A

     The funded status is set forth in the following table:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1997        1996
                                                              -------     -------
                                                                (IN THOUSANDS)
Benefit obligation -- Vested................................  $(9,365)    $(8,536)
                   -- Non-vested............................      N/A         N/A
                                                              -------     -------
Accumulated benefit obligation..............................   (9,365)     (8,536)
Effect of compensation projection...........................      N/A         N/A
                                                              -------     -------
Projected benefit obligation................................   (9,365)     (8,536)
Plan assets at fair value...................................   12,285      10,119
                                                              -------     -------
Plan assets in excess of projected benefit obligation.......    2,920       1,583
Unrecognized gain...........................................   (1,263)       (195)
                                                              -------     -------
Prepaid pension cost........................................  $ 1,657     $ 1,388
                                                              =======     =======

     Net periodic pension credit includes the following components:

                                                                YEAR ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
                                                              (IN THOUSANDS)
Service cost of benefits earned.............................  $  --    $  --
Interest cost on projected benefit obligations..............    633      259
Actual return on plan assets................................   (902)    (356)
                                                              -----    -----
Net periodic pension credit.................................  $(269)   $ (97)
                                                              =====    =====

14. GEOGRAPHIC AREA ANALYSIS AND MAJOR CUSTOMERS

     The following table summarizes, by geographic area, operating revenues and operating income (loss) for the years ended December 31, 1997, 1996, and 1995, and identifiable assets at the end of those periods. Interarea revenues from affiliates primarily represent intercompany charter revenues and are accounted for based on the estimated fair market value of the services.

                                                          AUSTRALIA/
                                    UNITED     EUROPE/    SOUTHEAST     SOUTH      OTHER
                                    STATES      AFRICA       ASIA      AMERICA     AREAS    ELIMINATIONS     TOTAL
                                  ----------   --------   ----------   --------   -------   ------------   ----------
                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997
Revenues from unaffiliated
  customers.....................  $  609,470   $201,893    $ 93,963    $ 50,767   $    --     $     --     $  956,093
Interarea revenues from
  affiliates....................      74,096         --          --         971    14,658      (89,725)            --
Operating income (loss).........     367,148     38,190      (3,822)      4,670    13,687           --        419,873
Identifiable assets.............   1,682,093    373,722      80,601     161,779       366           --      2,298,561
YEAR ENDED DECEMBER 31, 1996
Revenues from unaffiliated
  customers.....................  $  384,708   $126,618    $ 65,335    $ 34,769   $    --     $     --     $  611,430
Interarea revenues from
  affiliates....................      31,147         --          --       1,921     6,156      (39,224)            --
Operating income (loss).........     192,765     14,621      (6,106)      6,055     6,156           --        213,491
Identifiable assets.............   1,108,761    197,948     101,093     166,698        --           --      1,574,500
YEAR ENDED DECEMBER 31, 1995
Revenues from unaffiliated
  customers.....................  $  213,998   $ 47,645    $ 53,113    $ 21,828   $    --     $     --     $  336,584
Interarea revenues from
  affiliates....................       9,335      1,389          --       1,460     4,563      (16,747)            --
Operating income (loss).........      25,488     (6,755)     (7,675)     (3,970)    4,563           --         11,651
Identifiable assets.............     386,282    165,277      36,705      29,788        --           --        618,052

     A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

     The assets located outside the U.S. include cash and cash equivalents of $10.0 million, $6.2 million, and $1.3 million at December 31, 1997, 1996, and 1995, respectively.

     The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. During the year ended December 31, 1997, one customer contributed 14.3 percent of total revenues. During the year ended December 31, 1996, two customers contributed 13.8 percent and 13.5 percent of total revenues. During the year ended December 31, 1995, one customer contributed 16.5 percent of total revenues.

15. UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 1997 and 1996 is shown below.

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenues............................................  $204,733   $228,534   $250,497   $272,329
Operating income....................................    84,306     98,229    117,013    120,325
Income before income tax expense....................    87,014    100,389    119,338    123,320
Net income..........................................    56,230     65,234     77,831     79,310
Net income per share:
  Basic.............................................      0.41       0.47       0.56       0.57
  Diluted...........................................      0.39       0.45       0.54       0.55
1996
Revenues............................................  $106,868   $146,983   $170,622   $186,957
Operating income....................................    25,696     46,614     57,520     83,661
Income before income tax expense....................    26,130     46,784     57,929     81,862
Net income..........................................    18,732     33,022     38,480     56,154
Net income per share:
  Basic.............................................      0.19       0.27       0.28       0.41
  Diluted...........................................      0.19       0.27       0.28       0.41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   26
Consolidated Balance Sheets.................................   27
Consolidated Statements of Operations.......................   28
Consolidated Statements of Stockholders' Equity.............   29
Consolidated Statements of Cash Flows.......................   30
Notes to Consolidated Financial Statements..................   31

          (2) Financial Statement Schedules

             No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

(3) Index of Exhibits.......................................   47

             See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

     (c) Index of Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995).
           3.2           -- By-laws of the Company, as amended (incorporated by
                            reference to Exhibits 3.2, 3.2.1 and 3.2.2 of the
                            Company's Registration Statement No. 333-2680 on Forms
                            S-4/S-1).
           4.1           -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
           4.2           -- Supplemental Indenture, dated as of February 4, 1997,
                            between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          10.1           -- Registration Rights Agreement (the "Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995).
          10.2*          -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997 between Loews and the Company.
          10.3           -- Services Agreement dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit
                            10.3 of the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995).
          10.4+          -- Agreement ("Rose Employment Agreement"), dated November
                            1, 1992, between the Company and Robert E. Rose
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Registration Statement No. 33-95484 on Form
                            S-1).
          10.5+          -- Amendment, dated December 27, 1995, to the Rose
                            Employment Agreement (incorporated by reference to
                            Exhibit 10.5 of the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1995).
          10.6*+         -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997.
          10.7+          -- Diamond Offshore Executive Deferred Compensation and
                            Supplemental Retirement Plan effective December 17, 1996
                            (incorporated by reference to Exhibit 10.10 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996).
          10.8*+         -- First Amendment to Diamond Offshore Executive Deferred
                            Compensation and Supplemental Retirement Plan dated March
                            18, 1998.
          10.9           -- Credit Agreement among the Company, various lending
                            institutions, Bankers Trust Company and Christiania Bank
                            og Kreditkasse, New York Branch, as Co-Arrangers, Bankers
                            Trust Company, as Administrative Agent, Christiania Bank
                            og Kreditkasse, New York Branch, as Documentation Agent,
                            and The Fuji Bank, Limited, as Co-Agent, dated as of
                            February 8, 1996 and amended and restated as of March 27,
                            1996 and further amended and restated as of December 19,
                            1996 (incorporated by reference to Exhibit 10.1 of the
                            Company's Registration Statement No. 333-19987 on Form
                            S-3).
          10.10          -- Diamond Offshore Drilling, Inc. Nonqualified Stock Option
                            Plan for Certain Former Directors of Arethusa
                            (incorporated by reference to Exhibit 10.17 of the
                            Company's Registration Statement No. 333-2680 on Forms
                            S-4/S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.11          -- Diamond Offshore Drilling, Inc. Stock Option Plan for
                            Certain Former Employees of Arethusa (incorporated by
                            reference to Exhibit 10.18 of the Company's Registration
                            Statement No. 333-2680 on Forms S-4/S-1).
          10.12          -- Asset Purchase Agreement between Diamond M Onshore, Inc.
                            and Drillers Inc. dated as of November 12, 1996
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Registration Statement No. 333-19987 on Form
                            S-3).
          10.13          -- Amendment No. 1, dated as of December 31, 1996, to Asset
                            Purchase Agreement between Diamond M Onshore, Inc. and
                            Drillers Inc. dated as of November 12, 1996 (incorporated
                            by reference to Exhibit 10.3 of the Company's
                            Registration Statement No. 333-19987 on Form S-3).
          11.1*          -- Statement re Computation of Per Share Earnings.
          12.1*          -- Statement re Computation of Ratios.
          21.1*          -- List of Subsidiaries of the Company.
          23.1*          -- Consent of Deloitte & Touche LLP.
          24.1*          -- Powers of Attorney.
          27.1*          -- Financial Data Schedule.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.

                                            DIAMOND OFFSHORE DRILLING, INC.

                                            By: /s/ LAWRENCE R. DICKERSON*
                                              ----------------------------------
                                                    Lawrence R. Dickerson
                                                    Senior Vice President
                                                 and Chief Financial Officer

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

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                 /s/ ROBERT E. ROSE*                    President, Chief Executive Officer    March 20, 1998
-----------------------------------------------------     and Director (Principal
                   Robert E. Rose                         Executive Officer)

             /s/ LAWRENCE R. DICKERSON*                 Senior Vice President and Chief       March 20, 1998
-----------------------------------------------------     Financial Officer (Principal
                Lawrence R. Dickerson                     Financial Officer)

                 /s/ GARY T. KRENEK*                    Controller (Principal Accounting      March 20, 1998
-----------------------------------------------------     Officer)
                   Gary T. Krenek

                 /s/ JAMES S. TISCH*                    Chairman of the Board                 March 20, 1998
-----------------------------------------------------
                   James S. Tisch

               /s/ HERBERT C. HOFMANN*                  Director                              March 20, 1998
-----------------------------------------------------
                 Herbert C. Hofmann

                /s/ ARTHUR L. REBELL*                   Director                              March 20, 1998
-----------------------------------------------------
                  Arthur L. Rebell

             /s/ MICHAEL H. STEINHARDT*                 Director                              March 20, 1998
-----------------------------------------------------
                Michael H. Steinhardt

               /s/ RAYMOND S. TROUBH*                   Director                              March 20, 1998
-----------------------------------------------------
                  Raymond S. Troubh

           *By: /s/ RICHARD L. LIONBERGER
  ------------------------------------------------
                Richard L. Lionberger
                  Attorney in Fact

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995).
          3.2            -- By-laws of the Company, as amended (incorporated by
                            reference to Exhibits 3.2, 3.2.1 and 3.2.2 of the
                            Company's Registration Statement No. 333-2680 on Forms
                            S-4/S-1).
          4.1            -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          4.2            -- Supplemental Indenture, dated as of February 4, 1997,
                            between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
         10.1            -- Registration Rights Agreement (the "Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995).
         10.2*           -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997 between Loews and the Company.
         10.3            -- Services Agreement dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit
                            10.3 of the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995).
         10.4+           -- Agreement ("Rose Employment Agreement"), dated November
                            1, 1992, between the Company and Robert E. Rose
                            (incorporated by reference to Exhibit 10.7 of the
                            Company's Registration Statement No. 33-95484 on Form
                            S-1).
         10.5+           -- Amendment, dated December 27, 1995, to the Rose
                            Employment Agreement (incorporated by reference to
                            Exhibit 10.5 of the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1995).
         10.6*+          -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997.
         10.7+           -- Diamond Offshore Executive Deferred Compensation and
                            Supplemental Retirement Plan effective December 17, 1996
                            (incorporated by reference to Exhibit 10.10 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996).
         10.8*+          -- First Amendment to Diamond Offshore Executive Deferred
                            Compensation and Supplemental Retirement Plan dated March
                            18, 1998.
         10.9            -- Credit Agreement among the Company, various lending
                            institutions, Bankers Trust Company and Christiania Bank
                            og Kreditkasse, New York Branch, as Co-Arrangers, Bankers
                            Trust Company, as Administrative Agent, Christiania Bank
                            og Kreditkasse, New York Branch, as Documentation Agent,
                            and The Fuji Bank, Limited, as Co-Agent, dated as of
                            February 8, 1996 and amended and restated as of March 27,
                            1996 and further amended and restated as of December 19,
                            1996 (incorporated by reference to Exhibit 10.1 of the
                            Company's Registration Statement No. 333-19987 on Form
                            S-3).
         10.10           -- Diamond Offshore Drilling, Inc. Nonqualified Stock Option
                            Plan for Certain Former Directors of Arethusa
                            (incorporated by reference to Exhibit 10.17 of the
                            Company's Registration Statement No. 333-2680 on Forms
                            S-4/S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.11           -- Diamond Offshore Drilling, Inc. Stock Option Plan for
                            Certain Former Employees of Arethusa (incorporated by
                            reference to Exhibit 10.18 of the Company's Registration
                            Statement No. 333-2680 on Forms S-4/S-1).
         10.12           -- Asset Purchase Agreement between Diamond M Onshore, Inc.
                            and Drillers Inc. dated as of November 12, 1996
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Registration Statement No. 333-19987 on Form
                            S-3).
         10.13           -- Amendment No. 1, dated as of December 31, 1996, to Asset
                            Purchase Agreement between Diamond M Onshore, Inc. and
                            Drillers Inc. dated as of November 12, 1996 (incorporated
                            by reference to Exhibit 10.3 of the Company's
                            Registration Statement No. 333-19987 on Form S-3).
         11.1*           -- Statement re Computation of Per Share Earnings.
         12.1*           -- Statement re Computation of Ratios.
         21.1*           -- List of Subsidiaries of the Company.
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.
         27.1*           -- Financial Data Schedule.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.