Form 10-Q
period 1998-03-31
DIAMOND OFFSHORE DRILLING INC
filed 1998-04-29
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

As of April 15, 1998       Common stock, $0.01 par value per share        139,328,160 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................15

PART II.  OTHER INFORMATION......................................................................16

         ITEM 1.  LEGAL PROCEEDINGS..............................................................16

         ITEM 2.  CHANGES IN SECURITIES..........................................................16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................16

         ITEM 5.  OTHER INFORMATION..............................................................16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................16

SIGNATURES.......................................................................................17

INDEX OF EXHIBITS................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                         -----------     -----------
                                                                                             1998           1997
                                                                                         -----------     -----------
                                     ASSETS                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ......................................................    $    78,056     $   102,958
     Short-term investments .........................................................        277,402         363,137
     Accounts receivable ............................................................        238,295         205,589
     Rig inventory and supplies .....................................................         34,363          33,714
     Prepaid expenses and other .....................................................         10,560          13,377
                                                                                         -----------     -----------
                       Total current assets .........................................        638,676         718,775
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
     ACCUMULATED DEPRECIATION........................................................      1,458,192       1,451,741
GOODWILL, NET OF ACCUMULATED AMORTIZATION ...........................................        117,005         118,623
LONG-TERM INVESTMENTS ...............................................................        177,486            --
OTHER ASSETS ........................................................................         10,250           9,422
                                                                                         -----------     -----------
                       Total assets .................................................    $ 2,401,609     $ 2,298,561
                                                                                         ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ...............................................................    $    58,568     $    57,557
     Accrued liabilities ............................................................         49,250          48,935
     Taxes payable ..................................................................         47,095          24,653
                                                                                         -----------     -----------
                       Total current liabilities ....................................        154,913         131,145

LONG-TERM DEBT.......................................................................        400,000         400,000
DEFERRED TAX LIABILITY...............................................................        225,210         209,513
OTHER LIABILITIES ...................................................................         23,607          22,376
                                                                                         -----------     -----------
                       Total liabilities ............................................        803,730         763,034
                                                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock (par value $0.01, 25,000,000 shares authorized, none
         issued or outstanding) .....................................................           --              --
     Common stock (par value $0.01, 200,000,000 shares authorized, and
         139,328,160 and 139,309,948 shares issued and outstanding at March 31,
         1998 and December 31, 1997, respectively) ..................................          1,393           1,393
     Additional paid-in capital......................................................      1,302,784       1,302,712
     Retained earnings ..............................................................        296,656         233,350
     Accumulated other comprehensive losses .........................................         (2,954)         (1,928)
                                                                                         -----------     -----------
                       Total stockholders' equity ...................................      1,597,879       1,535,527
                                                                                         -----------     -----------
                       Total liabilities and stockholders' equity ...................    $ 2,401,609     $ 2,298,561
                                                                                         ===========     ===========




               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         ---------     --------

REVENUES ............................................    $ 286,069     $204,733

OPERATING EXPENSES:
       Contract drilling ............................      125,333       89,739
       Depreciation and amortization ................       31,999       25,812
       General and administrative ...................        6,772        4,941
       Gain on sale of assets .......................          (78)         (65)
                                                         ---------     --------
            Total operating expenses ................      164,026      120,427
                                                         ---------     --------

OPERATING INCOME ....................................      122,043       84,306

OTHER INCOME (EXPENSE):
       Interest income ..............................        6,585        2,893
       Interest expense .............................       (3,843)         --
       Other, net ...................................         (137)        (185)
                                                         ---------     --------
INCOME BEFORE INCOME TAX EXPENSE ....................      124,648       87,014

INCOME TAX EXPENSE ..................................      (43,926)     (30,784)
                                                         ---------     --------

NET INCOME ..........................................    $  80,722     $ 56,230
                                                         =========     ========

EARNINGS PER SHARE:
       Basic ........................................    $    0.58     $   0.41
                                                         =========     ========
       Diluted ......................................    $    0.56     $   0.39
                                                         =========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Common shares ................................      139,325      136,768
       Dilutive potential common shares .............        9,876        6,036
                                                         ---------     --------
            Total weighted average shares outstanding      149,201      142,804
                                                         =========     ========














               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -----------------------
                                                                            1998           1997
                                                                          ---------     ---------

OPERATING ACTIVITIES:
      Net income .....................................................    $  80,722     $  56,230
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ................................       31,999        25,812
        Gain on sale of assets .......................................          (78)          (65)
        Loss on sale of investment securities ........................           69             3
        Deferred tax provision .......................................       17,862        13,870
        Accretion of discounts on investment securities ..............       (2,609)       (2,331)
        Amortization of debt issuance costs ..........................          129            72
      Changes in operating assets and liabilities:
        Accounts receivable ..........................................      (32,161)       (7,887)
        Rig inventory and other current assets .......................        2,168        (5,054)
        Other assets, non-current ....................................         (957)         (176)
        Accounts payable and accrued liabilities .....................        1,187        (1,836)
        Taxes payable ................................................       22,442        (7,632)
        Other liabilities, non-current ...............................         (569)        2,520
      Other, net .....................................................         (350)          129
                                                                          ---------     ---------
            Net cash provided by operating activities ................      119,854        73,655
                                                                          ---------     ---------

INVESTING ACTIVITIES:
      Capital expenditures ...........................................      (37,089)      (73,923)
      Proceeds from sales of assets ..................................          335           440
      Net change in short-term investment securities .................     (261,065)     (211,203)
      Net change in investments through repurchase agreements ........      350,000          --
      Purchases of long-term investment securities ...................     (179,732)      (99,474)
                                                                          ---------     ---------
            Net cash used in investing activities ....................     (127,551)     (384,160)
                                                                          ---------     ---------

FINANCING ACTIVITIES:
      Payment of dividends ...........................................      (17,416)         --
      Debt repayments, net ...........................................         --         (73,000)
      Issuance of convertible subordinated notes .....................         --         400,000
      Debt issuance costs ............................................         --          (5,750)
      Proceeds from stock options exercised ..........................          211           333
                                                                          ---------     ---------
            Net cash (used in) provided by financing activities ......      (17,205)      321,583
                                                                          ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................      (24,902)       11,078
      Cash and cash equivalents, beginning of period .................      102,958        28,180
                                                                          ---------     ---------
      Cash and cash equivalents, end of period .......................    $  78,056     $  39,258
                                                                          =========     =========




               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

         The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13926).

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

Investments

         The Company's investments are classified as available for sale and stated at fair value under the terms of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gains and losses, net of taxes, are recorded as a separate component of stockholders' equity until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in interest income. The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt, including commitment fees, during the three months ended March 31, 1998 and 1997 totaled $7.5 million and $0.5 million, respectively. Cash payments made for income taxes during the three months ended March 31, 1998 and 1997 totaled $4.2 million and $24.4 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. During the three months ended March 31, 1998, the Company incurred interest cost, including amortization of debt issuance costs, of $3.9 million. Interest cost capitalized during the three months ended March 31, 1998 was not material. Total interest cost incurred of $2.8 million was capitalized during the three months ended March 31, 1997.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.6 million and $1.7 million for the three months ended March 31, 1998 and 1997, respectively.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1998 and 1997, comprehensive income totaled $79.7 million and $55.5 million, respectively. Comprehensive income includes net income, foreign currency translation losses and unrealized holding losses on investments.

Net Income Per Share

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share was calculated by dividing net income, adjusted to eliminate the after-tax effect of interest expense, by the weighted average number of common shares outstanding and the weighted average number of shares issuable assuming full conversion of the convertible subordinated notes as of the issuance date, February 4, 1997.

         Weighted average shares outstanding and all per share amounts included herein for all periods presented have been restated to include the retroactive effect of the July 1997 two-for-one stock split in the form of a stock dividend.

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

2.  INVESTMENTS

         Investments classified as available for sale at March 31, 1998 were as follows:

                                                      ------------------------------------
                                                                  UNREALIZED      MARKET
                                                        COST      GAIN (LOSS)     VALUE
                                                      ---------    ---------     ---------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
     Due within one year .........................    $ 263,575    $    (492)    $ 263,083
     Due after one year through five years .......      179,217       (1,731)      177,486

Equity securities ................................       13,300        1,019        14,319

                                                      ---------    ---------     ---------
     Total .......................................    $ 456,092    $  (1,204)    $ 454,888
                                                      =========    =========     =========

         During the three months ended March 31, 1998, certain debt securities due within one year were sold for proceeds of $95.4 million. The resulting realized loss was not material. Also during the three months ended March 31, 1998, investments through repurchase agreements with third parties were sold for their contracted amounts totaling $350.0 million.

3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

         Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                        MARCH 31,      DECEMBER 31,
                                       -----------     -----------
                                          1998             1997
                                       -----------     -----------
                                             (IN THOUSANDS)

Drilling rigs and equipment .......    $ 1,818,014     $ 1,781,107
Construction work in progress .....         16,444          17,696
Land and buildings ................         12,615          12,552
Office equipment and other ........         11,665          10,551
                                       -----------     -----------
     Cost .........................      1,858,738       1,821,906
Less accumulated depreciation .....       (400,546)       (370,165)
                                       -----------     -----------
          Total ...................    $ 1,458,192     $ 1,451,741
                                       ===========     ===========

4.  GOODWILL

         The merger with Arethusa generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                       MARCH 31,    DECEMBER 31,
                                       ---------     ---------
                                         1998          1997
                                       ---------     ---------
                                           (IN THOUSANDS)

Goodwill ..........................    $ 129,746     $ 129,746
Less accumulated amortization .....      (12,741)      (11,123)
                                       ---------     ---------
          Total ...................    $ 117,005     $ 118,623
                                       =========     =========

5.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                        MARCH 31,      DECEMBER 31,
                                                                         -------        -------
                                                                          1998            1997
                                                                         -------        -------
                                                                               (IN THOUSANDS)

Personal injury and other claims ................................        $23,851        $23,960
Payroll and benefits ............................................         17,443         15,951
Interest payable ................................................          1,917          5,684
Other ...........................................................          6,039          3,340
                                                                         -------        -------
          Total .................................................        $49,250        $48,935
                                                                         =======        =======

6.  COMMITMENTS AND CONTINGENCIES

         The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company has appealed the judgment and is currently awaiting the opinion of the appellate court. The Company has received notices from certain of its insurance underwriters reserving their rights to deny coverage on the Company's insurance policies in excess of $2.0 million for damages resulting from such lawsuit. Management believes the Company has complied with all conditions of coverage for final unappealable damages, if any, in the case. While the ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company has not established a liability for such claim at this time.

         A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs have appealed the judgment. No provision for any liability has been established at this time.

         Various other claims have been filed against the Company in the ordinary course of business, particularly claims alleging personal injuries. Management believes the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

         The Company is a leader in deep water drilling with a fleet of 46 offshore drilling rigs. The fleet consists of 30 semisubmersibles, 15 jack-ups and one drillship which operate in the waters of six of the world's seven continents.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services operations and intercompany expenses charged to rig operations). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

         During November 1997, July 1997, and March 1997, the Company completed its major upgrades of the Ocean Victory, the Ocean Clipper I, and the Ocean Star, respectively, expanding those rigs to have fourth-generation capabilities. Upon completion, these rigs were included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include these rigs in Other Semisubmersibles).

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ---------------------------          INCREASE/
                                                         1998              1997           (DECREASE)
                                                      ---------         ---------         ---------
                                                                     (in thousands)
REVENUES
  Fourth-Generation Semisubmersibles .........        $  70,945         $  42,643         $  28,302
  Other Semisubmersibles .....................          153,274           116,833            36,441
  Jack-ups ...................................           60,086            43,554            16,532
  Integrated Services ........................           15,711             4,311            11,400
  Other ......................................             --                --                --
  Eliminations ...............................          (13,947)           (2,608)          (11,339)
                                                      ---------         ---------         ---------
          Total Revenues .....................        $ 286,069         $ 204,733         $  81,336
                                                      =========         =========         =========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles .........        $  20,615         $  11,473         $   9,142
  Other Semisubmersibles .....................           79,276            55,336            23,940
  Jack-ups ...................................           21,160            21,260              (100)
  Integrated Services ........................           15,505             4,259            11,246
  Other ......................................            2,724               361             2,363
  Eliminations ...............................          (13,947)           (2,950)          (10,997)
                                                      ---------         ---------         ---------
          Total Contract Drilling Expense ....        $ 125,333         $  89,739         $  35,594
                                                      =========         =========         =========
OPERATING INCOME
  Fourth-Generation Semisubmersibles .........        $  50,330         $  31,170         $  19,160
  Other Semisubmersibles .....................           73,998            61,497            12,501
  Jack-ups ...................................           38,926            22,294            16,632
  Integrated Services ........................              206                52               154
  Other ......................................           (2,724)             (361)           (2,363)
  Eliminations ...............................             --                 342              (342)
  Depreciation and Amortization Expense ......          (31,999)          (25,812)           (6,187)
  General and Administrative Expense .........           (6,772)           (4,941)           (1,831)
  Gain on Sale of Assets .....................               78                65                13
                                                      ---------         ---------         ---------
          Total Operating Income .............        $ 122,043         $  84,306         $  37,737
                                                      =========         =========         =========

         Revenues. The $28.3 million increase in revenues from fourth-generation rigs resulted primarily from $16.9 million in revenues generated during the three months ended March 31, 1998 by the Ocean Victory, the Ocean Clipper I and the Ocean Star upon completion of their upgrade projects and $11.4 million in revenues generated during the same period by increased operating dayrates. The $36.4 million increase in revenues from other semisubmersibles resulted primarily from $45.7 million in revenues generated during the three months ended March 31, 1998 by increased operating dayrates and $6.9 million in revenues generated by the Ocean Century, which returned to work after reactivation in the fourth quarter of 1997. Partially offsetting the increases in revenues were decreases in the first quarter of 1998 of $14.6 million primarily due to revenues foregone during mandatory inspections and a $1.6 million decrease in revenues due to the sale of the Ocean Zephyr in 1997. The $16.5 million increase in revenues from jack-ups resulted primarily from $20.5 million in revenues contributed by increased operating dayrates, primarily in the Gulf of Mexico. In addition, a decrease of $5.5 million in revenues from the first quarter of 1997 resulted from the Ocean Tower being in the shipyard for upgrades and the relinquishment of the Miss Kitty (a bareboat chartered rig) to the owner in late 1997. The $11.4 million increase in revenues from integrated services resulted from additional projects and increased rates as compared to the same period in 1997.

         Contract Drilling Expense. The $9.1 million increase in contract drilling expense for fourth-generation rigs resulted primarily from operating costs generated by the Ocean Victory, the Ocean Clipper I and the Ocean Star upon completion of their upgrade projects. The $23.9 million increase in contract drilling expense for other semisubmersibles was primarily due to costs for mandatory inspections and associated repairs during the three months ended March 31, 1998. Contract drilling expense for jack-ups was relatively unchanged from the three months ended March 31, 1997. The $11.2 million increase in expenses from integrated services resulted from additional projects and increased rates as compared to the same period in 1997. Other contract drilling expense increased $2.4 million primarily due to crew training programs, maintenance and repairs on spare equipment, and various other non-recurring charges.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 1998 of $32.0 million increased $6.2 million from $25.8 million for the three months ended March 31, 1997 primarily due to an increase in the 1998 budgeted capital additions as compared to those budgeted in 1997 and additional expense for the Ocean Victory, the Ocean Clipper I, and the Ocean Star upon completion of their upgrades.

         General and Administrative Expense. General and administrative expense for the three months ended March 31, 1998 of $6.8 million increased $1.9 million from $4.9 million for the three months ended March 31, 1997 primarily due to increased accruals associated with the Company's management bonus and retention plan. Other increases resulted from costs associated with ongoing litigation and additional personnel. Also, general and administrative costs capitalized to fourth-generation upgrade projects decreased as compared to the same period in the prior year.

         Interest Income. Interest income of $6.6 million for the three months ended March 31, 1998 increased $3.7 million from $2.9 million for the same period in 1997. This increase resulted primarily from the investment of additional excess cash in 1998. See " - Liquidity."

         Income Tax Expense. Income tax expense of $43.9 million for the three months ended March 31, 1998 increased $13.1 million from $30.8 million for the three months ended March 31, 1997. This increase resulted primarily from the $37.6 million increase in income before income tax expense as compared to the three months ended March 31, 1997.

OUTLOOK

         The Company continues to benefit from increased demand and from the tight supply of major offshore drilling rigs worldwide. These conditions are due, in part, to the impact of technological advances, including 3-D seismic, horizontal drilling, and subsea completion procedures, on oil and gas exploration and development economics. To address the current tight supply situation, customers seek to contract rigs for term commitments (as opposed to contracts for the drilling of a single well or a group of wells) in many cases, and often will pay for upgrades and modifications necessary for more challenging drilling locations in order to assure rig availability. The Company seeks to have a foundation of long-term contracts with a reasonable balance of short-term or well-to-well contracts to minimize risk while participating in the benefit of increasing dayrates.

         The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. The Company has begun the conversion of the Ocean Confidence (formerly named Polyconfidence) from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. See " - Capital Resources." The upgrade is anticipated to be completed in late 1999, when the rig will begin a five-year commitment in the Gulf of Mexico.

         The Company completed the upgrade of the Ocean Clipper I in July 1997, however, the drillship has experienced certain subsea system difficulties primarily associated with new technology for operations in deep water as well as difficulties with the vessel's thrusters. While the drillship is operating under its drilling contract in the Gulf of Mexico, the Company continues to participate in developing design revisions that will provide long-term benefits to the affected systems. Results of operations are likely to be adversely impacted by additional downtime from such difficulties, however, the Company cannot predict the extent of such adverse impact.

         In February 1998, a fire was detected in the engine room of the Ocean Victory, which was operating in the Gulf of Mexico. Although the fire was contained and extinguished, damage was done to the power and electrical systems aboard the rig. The rig is currently in the shipyard for necessary repairs, which are expected to be completed by mid-1998. The Company expects that its insurance will cover most of the cost of such repairs, however the loss of revenue during the repair period is not covered by insurance. As a result, the loss of revenues will reduce the Company's results of operations for 1998.

         The ability to minimize costs and downtime is critical to the Company's results of operations. The improved opportunities for the offshore contract drilling industry worldwide have resulted in increased demand for and a shortage of experienced personnel and equipment, including drill pipe and riser, necessary on offshore drilling rigs. The Company does not consider the shortage of such personnel and equipment currently to be a material factor in its business. However, because of the increased demand for oil field services, a significant increase in costs, including compensation and training, may occur if present trends continue for an extended period. In addition, because of periodic inspections required by certain regulatory agencies, 15 of the Company's rigs will be in the shipyard for a portion of 1998. At March 31, 1998, five of these 15 inspections were completed and one was in progress. The Company intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.

         In addition, the improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by the Company's competitors. A significant increase in the supply of technologically advanced rigs capable of drilling in deep water may have an adverse effect on the average operating dayrates for the Company's rigs, particularly its more advanced semisubmersible units, and on the overall utilization level of the Company's fleet. In such case, the Company's results of operations would be adversely affected.

         The offshore contract drilling industry historically has been highly competitive and cyclical and, although not currently a material factor in the Company's markets, weak commodity prices, economic problems in countries outside the United States, or a number of other influencing factors could curtail spending by oil and gas companies and possibly depress the offshore drilling industry. Therefore, the Company cannot predict whether and, if so, to what extent, current market conditions will continue.

LIQUIDITY

         As of March 31, 1998, cash and investments totaled $532.9 million, up from $466.1 million at December 31, 1997. Cash provided by operating activities for the three months ended March 31, 1998 increased by $46.2 million to $119.9 million, as compared to $73.7 million for the comparable period of the prior year. This increase in operating cash flow was primarily attributable to a $24.5 million increase in net income for the first quarter of 1998, a $6.2 million increase in depreciation and amortization expense, and various changes in operating assets and liabilities.

         Investing activities used $127.6 million in cash during the three months ended March 31, 1998, compared to $384.2 million during the comparable period of 1997. The decrease resulted primarily from the initial investment of excess cash generated primarily by the issuance of $400.0 million of convertible subordinated notes (the "Notes") in February 1997.

         The payment of a dividend to stockholders resulted in cash used by financing activities for the three months ended March 31, 1998 of $17.4 million. Cash provided by financing activities for the three months ended March 31, 1997 totaled $321.6 million. Sources of financing during the first quarter of 1997 consisted primarily of the issuance of the Notes.

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

         The Company believes that it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades, continuing rig enhancements as well as working capital requirements.

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

         The Company has budgeted $108.5 million for rig upgrade capital expenditures during 1998. During the three months ended March 31, 1998, the Company expended $20.3 million, including capitalized interest expense, for significant rig upgrades. Such upgrade projects include the conversion of the Ocean Confidence (formerly named Polyconfidence), from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The conversion includes enhancements which will provide capabilities greater than existing fourth-generation equipment: capability for operation in 7,500 foot water depths, approximately 6,000 tons variable deck load, a 15,000 psi blow-out prevention system and four mud pumps to complement the existing Class III dynamic-positioning system. Upon completion of the conversion, the rig will begin a five-year drilling program in the Gulf of Mexico, which is anticipated to commence in late 1999.

         Other upgrade projects include the cantilever conversion project on the Ocean Warwick, a jack-up drilling rig located in the Gulf of Mexico, which was completed in March 1998. In addition, leg strengthening and other modifications on the Ocean Tower, a jack-up drilling rig operating in the Gulf of Mexico, are anticipated to be completed in the first half of 1998.

         The Company has also budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. These expenditures include purchases of anchor chain, drill pipe, riser, and other drilling equipment. During the three months ended March 31, 1998, the Company expended $16.8 million on this program.

         The Company is continually considering potential transactions including, but not limited to, enhancement of existing rigs, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. For example, the Company has explored the possibility of acquiring certain floating production systems, crew accommodation units similar to the Ocean Confidence (formerly named Polyconfidence), oil service companies providing subsea products, technology and services, oil and gas exploration companies, and shipping assets such as oil tankers, through the acquisition of existing businesses or assets or new construction. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such an agreement in the future and such acquisition could result in a material expansion of its existing operations or result in its entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

YEAR 2000 ISSUES

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

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, operating difficulties arising from shortages of equipment or qualified personnel or as a result of other causes, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Equity Price Sensitivity

      The Company's financial instruments that are potentially sensitive to changes in interest rates include the Notes and investments in debt securities. In addition, the Company's investment in equity securities is sensitive to equity price risk. The Notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At March 31, 1998, the fair value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $440.6 million, which includes an unrealized holding loss of $2.2 million. The fair value of the Company's investment in equity securities at March 31, 1998 was approximately $14.3 million, which includes an unrealized holding gain of $1.0 million. Based on the nature of these financial instruments and consideration of past market movements and reasonably possible near-term market movements, the Company does not believe that potential near-term losses in future earnings, fair values, or cash flows are likely to be material.

Exchange Rate Sensitivity

      Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment in March 1998.

         The Company and its subsidiaries are named defendants in certain other lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. For a description of one such lawsuit, see Note 6 to the Company's Consolidated Financial Statements in Part I of this Report. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Index of Exhibits for a list of those exhibits filed herewith.

(b) There were no reports on Form 8-K filed during the first quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DIAMOND OFFSHORE DRILLING, INC.
                                                              (Registrant)




Date     29-Apr-1998                             By: \s\ Gary T. Krenek
      ---------------------------                   ---------------------------
                                                    Gary T. Krenek
                                                    Vice President and Chief
                                                    Financial Officer



Date     29-Apr-1998                               \s\ Leslie C. Knowlton
      ---------------------------                   ---------------------------
                                                    Leslie C. Knowlton
                                                    Controller and Principal
                                                    Accounting Officer

                                INDEX OF EXHIBITS

Exhibit No.                      Description
-----------                      -----------

3.1            Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 of the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2*           Amended By-laws of the Company.

3.2.1*         Amendment of the Company's By-laws on November 8, 1995.

3.2.2*         Amendment of the Company's By-laws on April 3, 1996.

3.2.3*         Amendment of the Company's By-laws on March 31, 1998.

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

11.1*          Statement Re Computation of Per Share Earnings.

27.1*          Financial Data Schedule for the interim year to date period ended
               March 31, 1998.

27.2* Financial Data Schedule, as restated for the interim year to date periods ended March 31, 1997, June 30, 1997, and
               September 30, 1997 and the year ended December 31, 1997.

27.3* Financial Data Schedule, as restated for the interim year to date periods ended March 31, 1996, June 30, 1996, and September 30,
               1996 and the year ended December 31, 1996.

27.4*          Financial Data Schedule, as restated for the year ended December
               31, 1995.


----------
* Filed herewith.