Form 10-Q
period 1998-06-30
DIAMOND OFFSHORE DRILLING INC
filed 1998-07-30
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

       (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                                              ------    ------

                        Commission file number  1-13926


                        DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                  76-0321760
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


         As of July 20, 1998   Common stock, $0.01 par value per share   139,328,160 shares


                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998


                                                                                         PAGE NO.
COVER PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

DOCUMENT TABLE OF CONTENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . . .   3
                  Consolidated Statements of Income   . . . . . . . . . . . . . . . . . . .   4
                  Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . .   5
                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . .   10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  . . . . . . .   17

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

         ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . . . .   18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .   18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .   18

         ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . .   19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

                                                                             JUNE 30,       DECEMBER 31,
                                                                           -----------      ------------
                                                                              1998             1997
                                                                           -----------      -----------
                      ASSETS                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ........................................     $    57,481      $   102,958
    Short-term investments ...........................................         326,789          363,137
    Accounts receivable ..............................................         272,787          205,589
    Rig inventory and supplies .......................................          34,997           33,714
    Prepaid expenses and other .......................................          28,911           13,377
                                                                           -----------      -----------
                     Total current assets ............................         720,965          718,775
DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS
     ACCUMULATED DEPRECIATION ........................................       1,463,063        1,451,741
GOODWILL, NET OF ACCUMULATED AMORTIZATION ............................         115,388          118,623

LONG-TERM INVESTMENTS ................................................         203,435             --
OTHER ASSETS .........................................................          10,190            9,422
                                                                           -----------      -----------

                     Total assets ....................................     $ 2,513,041      $ 2,298,561
                                                                           ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .................................................     $    55,885      $    57,557
    Accrued liabilities ..............................................          56,056           48,935
    Taxes payable ....................................................          32,041           24,653
                                                                           -----------      -----------
                     Total current liabilities .......................         143,982          131,145

LONG-TERM DEBT .......................................................         400,000          400,000
DEFERRED TAX LIABILITY ...............................................         248,322          209,513

OTHER LIABILITIES ....................................................          28,685           22,376
                                                                           -----------      -----------
                     Total liabilities ...............................         820,989          763,034
                                                                           -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock (par value $0.01, 25,000,000 shares authorized,
      none issued and outstanding) ...................................              --               --
    Common stock (par value $0.01, 500,000,000 shares authorized,
      139,328,160 and 139,309,948 shares issued and outstanding
      at June 30, 1998 and December 31, 1997, respectively) ..........           1,393            1,393
    Additional paid-in capital .......................................       1,302,784        1,302,712
    Retained earnings ................................................         390,905          233,350
    Accumulated other comprehensive losses ...........................          (3,030)          (1,928)
                                                                           -----------      -----------
                     Total stockholders' equity ......................       1,692,052        1,535,527
                                                                           -----------      -----------
                     Total liabilities and stockholders' equity ......     $ 2,513,041      $ 2,298,561
                                                                           ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         ------------------------      ------------------------
                                                           1998           1997            1998           1997
                                                         ---------      ---------      ---------      ---------

REVENUES ...........................................     $ 323,517      $ 228,534      $ 609,586      $ 433,267

OPERATING EXPENSES:
      Contract drilling ............................       116,103         98,221        241,436        187,960
      Depreciation and amortization ................        32,747         27,230         64,746         53,042
      General and administrative ...................         6,219          4,859         12,991          9,800
      Gain on sale of assets .......................            (4)            (5)           (82)           (70)
                                                         ---------      ---------      ---------      ---------
           Total operating expenses ................       155,065        130,305        319,091        250,732
                                                         ---------      ---------      ---------      ---------
OPERATING INCOME ...................................       168,452         98,229        290,495        182,535

OTHER INCOME (EXPENSE):
      Interest income ..............................         7,442          5,499         14,027          8,392
      Interest expense .............................        (3,781)        (3,349)        (7,624)        (3,349)
           Other, net ..............................           317             10            180           (175)
                                                         ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAX EXPENSE ...................       172,430        100,389        297,078        187,403

INCOME TAX EXPENSE .................................       (60,765)       (35,155)      (104,691)       (65,939)
                                                         ---------      ---------      ---------      ---------
NET INCOME .........................................     $ 111,665      $  65,234      $ 192,387      $ 121,464
                                                         =========      =========      =========      =========
EARNINGS PER SHARE:
      Basic ........................................     $    0.80      $    0.47      $    1.38      $    0.88
                                                         =========      =========      =========      =========

      Diluted ......................................     $    0.76      $    0.45      $    1.32      $    0.85
                                                         =========      =========      =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING:

      Common shares ................................       139,328        138,826        139,326        137,802
      Dilutive potential common shares .............         9,876          9,876          9,876          7,967
                                                         ---------      ---------      ---------      ---------
           Total weighted average shares outstanding       149,204        148,702        149,202        145,769
                                                         =========      =========      =========      =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           ------------------------
                                                                             1998           1997
                                                                           ---------      ---------
OPERATING ACTIVITIES:
     Net income ......................................................     $ 192,387      $ 121,464
     Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization .................................        64,746         53,042
       Gain on sale of assets ........................................           (82)           (70)
       Gain on sale of investment securities .........................           (78)           (10)
       Deferred tax provision ........................................        42,570         20,638
       Accretion of discounts on investment securities ...............        (6,232)        (5,318)
       Amortization of debt issuance costs ...........................           258            201
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................       (66,481)       (24,462)
       Rig inventory and supplies and other current assets ...........       (16,817)        (4,694)
       Other assets, non-current .....................................        (1,026)           357
       Accounts payable and accrued liabilities ......................         5,310         10,979
       Taxes payable .................................................         7,485        (15,779)
       Other liabilities, non-current ................................         2,709          3,018
     Other, net ......................................................          (622)           290
                                                                           ---------      ---------

          Net cash provided by operating activities ..................       224,127        159,656
                                                                           ---------      ---------

INVESTING ACTIVITIES:
     Capital expenditures ............................................       (73,333)      (156,002)
     Acquisition of drilling rigs and related equipment ..............          --          (80,776)
     Proceeds from sale of assets ....................................           582          1,888
     Net change in short-term investment securities ..................      (307,357)      (191,234)
     Net change in investments through repurchase agreements .........       350,000           --
     Purchases of long-term investment securities ....................      (204,875)      (124,242)
                                                                           ---------      ---------
          Net cash used in investing activities ......................      (234,983)      (550,366)
                                                                           ---------      ---------

FINANCING ACTIVITIES:
     Payment of dividends ............................................       (34,832)          --
     Issuance of common stock ........................................          --           82,282
     Debt repayments .................................................          --          (73,000)
     Issuance of convertible subordinated notes ......................          --          400,000
     Debt issuance costs .............................................          --           (6,062)
     Proceeds from stock options exercised ...........................           211            455
                                                                           ---------      ---------
          Net cash (used in) provided by financing activities ........       (34,621)       403,675
                                                                           ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................       (45,477)        12,965
     Cash and cash equivalents, beginning of period ..................       102,958         28,180
                                                                           ---------      ---------
     Cash and cash equivalents, end of period ........................     $  57,481      $  41,145
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

Investments

         The Company's investments are classified as available for sale and stated at fair value under the terms of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in interest income. The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt, including commitment fees, during the six months ended June 30, 1998 and 1997 totaled $7.5 million and $0.6 million, respectively. Cash payments made for income taxes during the six months ended June 30, 1998 and 1997 totaled $54.5 million and $60.2 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. During the quarter and six months ended June 30, 1998, the Company incurred interest cost, including amortization of debt issuance costs, of $3.9 million and $7.8 million, respectively. Interest cost capitalized during the quarter and six months ended June 30, 1998 was not material. Interest cost of $4.0 million and $6.8 million was incurred during the quarter and six months ended June 30, 1997. Interest cost capitalized during the quarter and six months ended June 30, 1997 was $0.7 million and $3.5 million, respectively.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.6 million and $3.2 million for the quarter and six months ended June 30, 1998, respectively. For the quarter and six months ended June 30, 1997, amortization expense totaled $1.7 million and $3.3 million, respectively.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarter and six months ended June 30, 1998 comprehensive income totaled $111.5 million and $191.2 million, respectively. For the quarter and six months ended June 30, 1997 comprehensive income totaled $66.2 million and $121.7 million, respectively. Comprehensive income includes net income, foreign currency translation losses, and unrealized holding losses on investments.

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

2.  INVESTMENTS

         Investments classified as available for sale at June 30, 1998 were as follows:

                                                  -----------------------------------------
                                                                 Unrealized        Market
                                                     Cost        Gain (Loss)        Value
                                                  -----------------------------------------
                                                              (in thousands)
Debt securities issued by the U.S. Treasury
     Due within one year ....................     $  315,876     $     (337)     $  315,539
     Due after one year through five years ..        204,242           (807)        203,435

Equity securities ...........................         11,007            243          11,250

                                                  ----------     ----------      ----------
     Total ..................................     $  531,125     $     (901)     $  530,224
                                                  ==========     ==========      ==========

         During the six months ended June 30, 1998, certain equity and debt securities due within one year were sold for proceeds of $2.4 million and $95.4 million, respectively. The resulting realized loss was not material. Also during the six months ended June 30, 1998, investments through repurchase agreements with third parties were sold for their contracted amounts totaling $350.0 million.

3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

         Cost and accumulated depreciation of drilling and other property and equipment is summarized as follows:

                                             JUNE 30,       DECEMBER 31,
                                            ----------------------------
                                               1998             1997
                                            ----------------------------
                                                  (IN THOUSANDS)
Drilling rigs and equipment ...........     $ 1,857,772      $ 1,781,107
Construction work in progress .........          11,968           17,696
Land and buildings ....................          12,753           12,552
Office equipment and other ............          12,245           10,551
                                            -----------      -----------

     Cost .............................       1,894,738        1,821,906
Less accumulated depreciation .........        (431,675)        (370,165)
                                            -----------      -----------
          Total .......................     $ 1,463,063      $ 1,451,741
                                            ===========      ===========


4.  GOODWILL

         The merger with Arethusa generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                            JUNE 30,    DECEMBER 31,
                                            ------------------------
                                              1998          1997
                                            ------------------------
                                                  (IN THOUSANDS)
Goodwill ..............................     $ 129,746    $ 129,746
Less accumulated amortization .........       (14,358)     (11,123)
                                            ---------    ---------
          Total .......................     $ 115,388    $ 118,623
                                            =========    =========


5.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                       JUNE 30,      DECEMBER 31,
                                                     ---------------------------
                                                        1998           1997
                                                     ---------------------------
                                                           (IN THOUSANDS)
Personal injury and other claims ...............     $    23,033     $    23,960
Payroll and benefits ...........................          18,285          15,951
Interest payable ...............................           5,666           5,684
Other ..........................................           9,072           3,340
                                                     -----------     -----------
          Total ................................     $    56,056     $    48,935
                                                     ===========     ===========

6.  COMMITMENTS AND CONTINGENCIES

         The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company appealed the judgment. In July 1998, the Texas Fourth Court of Appeals in San Antonio reversed the judgment of the trial court and rendered that the plaintiffs take nothing. No provision for any liability had been established by the Company for this claim.

         A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off- Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take-nothing judgment in favor of the Zapata Defendants. The plaintiffs have appealed the judgment and the case has been referred to mediation, which is expected to occur in the third quarter of 1998. No provision for any liability has been established at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

         The Company is a leader in deep water drilling with a fleet of 46 offshore drilling rigs. The fleet consists of 30 semisubmersibles, 15 jack-ups and one drillship and operates in the waters of six of the world's seven continents.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

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

         During November 1997 and July 1997, the Company completed its major upgrades of the Ocean Victory and the Ocean Clipper I, respectively, expanding those rigs to have fourth-generation capabilities. Upon completion, these rigs were included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include the rigs in Other Semisubmersibles).

                                            THREE MONTHS ENDED
                                                   JUNE 30,
                                          ------------------------     INCREASE/
                                            1998          1997         (DECREASE)
                                          --------------------------------------
                                                   (in thousands)
REVENUES
  Fourth-Generation Semisubmersibles..     $  68,030      $  49,215      $ 18,815
  Other Semisubmersibles .............       191,378        130,916        60,462
  Jack-ups ...........................        63,236         46,824        16,412

  Integrated Services ................         5,438          1,284         4,154
  Other ..............................          --              682          (682)
  Eliminations .......................        (4,565)          (387)       (4,178)
                                           ---------      ---------      --------
          Total Revenues .............     $ 323,517      $ 228,534      $ 94,983
                                           =========      =========      ========

CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles..     $  19,961      $  13,696      $  6,265
  Other Semisubmersibles .............        65,622         57,188         8,434
  Jack-ups ...........................        27,880         24,713         3,167

  Integrated Services ................         5,451          1,417         4,034
  Other ..............................         1,754          1,825           (71)
  Eliminations .......................        (4,565)          (618)       (3,947)
                                           ---------      ---------      --------
      Total Contract Drilling Expense      $ 116,103      $  98,221      $ 17,882
                                           =========      =========      ========

OPERATING INCOME
  Fourth-Generation Semisubmersibles..     $  48,069      $  35,519      $ 12,550
  Other Semisubmersibles .............       125,756         73,728        52,028

  Jack-ups ...........................        35,356         22,111        13,245
  Integrated Services ................           (13)          (133)          120
  Other ..............................        (1,754)        (1,143)         (611)
  Eliminations .......................          --              231          (231)
  Depreciation and Amortization
    Expense ..........................       (32,747)       (27,230)       (5,517)

  General and Administrative Expense..        (6,219)        (4,859)       (1,360)

  Gain on Sale of Assets .............             4              5            (1)
                                           ---------      ---------      --------
          Total Operating Income .....     $ 168,452      $  98,229      $ 70,223
                                           =========      =========      ========


         Fourth-Generation Semisubmersibles. The $18.8 million increase in revenues for fourth-generation rigs resulted primarily from $11.4 million in revenues generated by increased operating dayrates and from $8.4 million in revenues generated by the Ocean Victory and the Ocean Clipper I, which completed their upgrade projects in November 1997 and July 1997, respectively. The $6.3 million increase in contract drilling expense resulted primarily from operating costs generated by the Ocean Victory and the Ocean Clipper I and costs associated with the mandatory inspection of the Ocean Valiant, which was completed during the quarter ended June 30, 1998.

         Other Semisubmersibles.   The $60.5 million increase in revenues from
other semisubmersibles resulted, in part, from $57.8 million in revenues generated by increased operating dayrates and $7.4 million in revenues from the Ocean Century, which returned to work after reactivation in the fourth quarter of 1997. The $8.4 million increase in contract drilling expense as compared to the quarter ended June 30, 1997 was primarily due to an overall increase in operating costs, including labor and drilling supplies. Also contributing to this increase were costs associated with the mandatory inspection and repairs on the Ocean Liberator.

         Jack-Ups. The $16.4 million increase in revenues from jack-ups resulted primarily from $17.9 million of additional revenues generated by increased operating dayrates and $5.7 million in revenues generated by the Ocean Warwick, which returned to work in March 1998 upon completion of its cantilever conversion project. These increases were partially offset by reductions in revenues due to the relinquishment of the Miss Kitty (a bareboat chartered rig) to the owner in late 1997 and from the Ocean Tower, which was in the shipyard for upgrades and repairs during the quarter ended June 30, 1998. The $3.2 million increase in contract drilling expense resulted primarily from costs associated with the mandatory inspection and repairs of the Ocean Drake, which was completed during the quarter ended June 30, 1998. In addition, operating costs for the Ocean Warwick and the overall increase in operating costs, including labor and drilling supplies, also contributed to the increase in contract drilling expense as compared to the same period in 1997.

         Integrated Services and Other. Revenues and contract drilling expenses for integrated services increased primarily from additional projects and increased rates as compared to the same period in 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 1998 of $32.7 million increased $5.5 million from $27.2 million for the three months ended June 30, 1997 primarily due to 1998 budgeted capital additions. Additional depreciation expense for the Ocean Victory and the Ocean Clipper I upon completion of their upgrades also contributed to this increase.

         General and Administrative Expense. General and administrative expense for the three months ended June 30, 1998 of $6.2 million increased $1.3 million from $4.9 million for the three months ended June 30, 1997 primarily due to additional personnel and increased accruals for the Company's management bonus and retention plan. Other increases resulted from costs associated with ongoing litigation.

         Interest Income. Interest income of $7.4 million for the three months ended June 30, 1998 increased $1.9 million from $5.5 million for the same period in 1997. This increase resulted primarily from the investment of additional excess cash in 1998. See "-Liquidity."

         Interest Expense. Interest expense of $3.8 million for the three months ended June 30, 1998 consists of interest accrued on the $400.0 million of convertible subordinated notes (the "Notes"). The Notes were issued in February 1997 resulting in increased interest expense for the three months ended June 30, 1998 as compared to the same period in 1997.

         Income Tax Expense. Income tax expense of $60.8 million for the three months ended June 30, 1998 increased $25.6 million from $35.2 million for the three months ended June 30, 1997. This increase resulted primarily from the $72.0 million increase in income before income tax expense as compared to the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

         During November 1997, July 1997 and March 1997, the Company completed its major upgrades of the Ocean Victory, the Ocean Clipper I, and the Ocean Star, respectively, expanding those rigs to have fourth-generation capabilities. Upon completion, these rigs were included in Fourth-Generation Semisubmersibles for discussion purposes (prior period information will continue to include the rigs in Other Semisubmersibles).




                                                 SIX MONTHS ENDED
                                                    JUNE 30,
                                            ------------------------       INCREASE/
                                              1998           1997         (DECREASE)
                                            ---------------------------------------
                                                        (in thousands)
REVENUES
 Fourth-Generation Semisubmersibles ...     $ 138,975      $  91,857      $  47,118
 Other Semisubmersibles ...............       344,652        247,749         96,903
 Jack-ups .............................       123,322         90,379         32,943

 Integrated Services ..................        21,149          5,595         15,554
 Other ................................          --              682           (682)
 Eliminations .........................       (18,512)        (2,995)       (15,517)
                                            ---------      ---------      ---------
          Total Revenues ..............     $ 609,586      $ 433,267      $ 176,319
                                            =========      =========      =========

CONTRACT DRILLING EXPENSE
 Fourth-Generation Semisubmersibles ...     $  40,576      $  25,169      $  15,407
 Other Semisubmersibles ...............       144,898        112,523         32,375
 Jack-ups .............................        49,040         45,974          3,066

 Integrated Services ..................        20,956          5,676         15,280
 Other ................................         4,478          2,186          2,292
 Eliminations .........................       (18,512)        (3,568)       (14,944)
                                            ---------      ---------      ---------
      Total Contract Drilling Expense .     $ 241,436      $ 187,960      $  53,476
                                            =========      =========      =========

OPERATING INCOME

 Fourth-Generation Semisubmersibles ...     $  98,399      $  66,688      $  31,711

 Other Semisubmersibles ...............       199,754        135,226         64,528
 Jack-ups .............................        74,282         44,405         29,877
 Integrated Services ..................           193            (81)           274
 Other ................................        (4,478)        (1,504)        (2,974)

 Eliminations .........................          --              573           (573)
 Depreciation and Amortization ........       (64,746)       (53,042)       (11,704)
Expense
 General and Administrative Expense ...       (12,991)        (9,800)        (3,191)
 Gain on Sale of Assets ...............            82             70             12
                                            ---------      ---------      ---------
          Total Operating Income.......     $ 290,495      $ 182,535      $ 107,960
                                            =========      =========      =========

         Fourth-Generation Semisubmersibles. The $47.1 million increase in revenues for fourth-generation rigs resulted primarily from $22.7 million in revenues generated by increased operating dayrates and from $25.4 million in revenues generated by the Ocean Victory, the Ocean Clipper I, and the Ocean Star, which completed their upgrade projects in November 1997, July 1997, and
March 1997, respectively.   The $15.4 million increase in contract drilling
expense resulted primarily from operating costs generated by the Ocean Victory, the Ocean Clipper I, and the Ocean Star and costs associated with the mandatory inspection of the Ocean Valiant, which was completed during the six months ended June 30, 1998.

         Other Semisubmersibles.   The $96.9 million increase in revenues from
other semisubmersibles resulted, in part, from $103.7 million in revenues generated by increased operating dayrates and $14.3 million in revenues from the Ocean Century, which returned to work after reactivation in the fourth quarter of 1997. The $32.4 million increase in contract drilling expense as compared to the six months ended June 30, 1997 was primarily due to an overall increase in operating costs, including labor and drilling supplies. Also contributing to this increase were costs associated with six mandatory inspections and repairs completed during the six months ended June 30, 1998.

         Jack-Ups. The $32.9 million increase in revenues from jack-ups resulted primarily from $38.6 million of additional revenues generated by increased operating dayrates and $6.5 million in revenues generated by the Ocean Warwick, which returned to work in March 1998 upon completion of its cantilever conversion project. These increases were partially offset by reductions in revenues due to the relinquishment of the Miss Kitty (a bareboat chartered rig) to the owner in late 1997 and from the Ocean Tower, which was in the shipyard for upgrades and repairs during the six months ended June 30, 1998. The $3.1 million increase in contract drilling expense resulted primarily from costs associated with the mandatory inspection and repairs of the Ocean Drake, which was completed during the six months ended June 30, 1998. In addition, operating costs for the Ocean Warwick and the overall increase in operating costs, including labor and drilling supplies, also contributed to the increase in contract drilling expense as compared to the same period in 1997.

         Integrated Services and Other.   Revenues and contract drilling
expenses for integrated services increased primarily from additional projects and increased rates as compared to the same period in 1997. Other contract drilling expense increased primarily due to additional expenses for maintenance and repairs on spare equipment and crew training programs for new employees.

         Depreciation and Amortization Expense.   Depreciation and amortization
expense of $64.7 million for the six months ended June 30, 1998 increased primarily due to 1998 budgeted capital additions and additional depreciation expense for the Ocean Victory, the Ocean Clipper I, and the Ocean Star, which completed their upgrades in November 1997, July 1997, and March 1997, respectively.

         General and Administrative Expense. General and administrative expense of $13.0 million for the six months ended June 30, 1998 increased primarily due to accruals for the Company's bonus and retention plan, costs associated with ongoing litigation, and additional personnel. Also, general and administrative costs capitalized to fourth-generation upgrade projects decreased as compared to the same period in the prior year.

         Interest Income. Interest income of $14.0 million for the six months ended June 30, 1998 increased $5.6 million from $8.4 million for the same period in 1997. This increase resulted primarily from the investment of additional excess cash in 1998. See "-Liquidity."

         Interest Expense. Interest expense of $7.6 million for the six months ended June 30, 1998 consists of interest accrued on the $400.0 million of convertible subordinated notes. The Notes were issued in February 1997 resulting in increased interest expense for the six months ended June 30, 1998 as compared to the same period of the prior year. Also, interest cost capitalized during the six months ended June 30, 1998 was not material.

         Income Tax Expense. Income tax expense for the six months ended June 30, 1998 was $104.7 million as compared to $65.9 million for the comparable period of the prior year. This change resulted primarily from the increase of $109.7 million in the Company's income before income tax expense.

OUTLOOK

         The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water is proceeding as scheduled. The upgrade is anticipated to be completed in late 1999, when the rig will begin a five-year commitment in the Gulf of Mexico. See "-Capital Resources."

         Increased rig construction and enhancement programs are also ongoing by the Company's competitors. Because the new construction of drilling units to date has been largely in conjunction with term contracts, the Company does not believe the resulting increase in supply will have a material adverse effect on the average operating dayrates and the overall utilization level of the Company's existing rigs in the short term. However, this increase in capacity has caused a shortage of qualified rig personnel and upward pressure on the cost of equipment and supplies necessary for drilling operations. For example, effective July 1, 1998, the Company adjusted the compensation levels for most offshore positions in order to maintain competitive pay rates. These increases in expenses are not expected to have a material effect on the Company's current results of operations, however, significant increases in costs, including compensation and training, may occur in the future depending upon industry conditions.

         The Company's results of operations have also been impacted by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. During 1998 it was anticipated that 15 of the Company's rigs would incur some downtime associated with scheduled regulatory inspections. At June 30, 1998, eight of these 15 inspections had been completed. The Company intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.

         In addition, as a result of the recent decline in product prices, the contract drilling industry has begun to experience declining dayrates and decreased utilization, primarily in the shallow waters of the Gulf of Mexico. The impact of these changing market conditions could have an adverse effect on the Company's future results of operations, although the extent of such change cannot be accurately predicted.

LIQUIDITY

         As of June 30, 1998, cash and investments totaled $587.7 million, up from $466.1 million at December 31, 1997. Cash provided by operating activities for the six months ended June 30, 1998 increased by $64.4 million to $224.1 million, as compared to $159.7 million for the comparable period of the prior year. This increase in operating cash flow was primarily attributable to a $70.9 million increase in net income for the first half of 1998, an $11.7 million increase in depreciation and amortization expense, and various changes in operating assets and liabilities.

         Investing activities used $235.0 million in cash during the six months ended June 30, 1998, compared to $550.4 million during the comparable period of 1997. The decrease resulted primarily from the initial investment in 1997 of excess cash generated by the issuance of $400.0 million of convertible subordinated notes.

          Cash used in financing activities for the six months ended June 30, 1998 of $34.6 million resulted primarily from dividends to stockholders. Cash provided by financing activities for the six months ended June 30, 1997 of $403.7 million resulted primarily from the issuance of the Notes.

         The Company has the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a "shelf" registration statement. In addition, the Company may issue, from time to time, up to eight million shares of common stock, which shares are registered under an "acquisition shelf" registration statement, in connection with one or more acquisitions by the Company of securities or assets of other businesses.

         The Company believes it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for major upgrades, continuing rig enhancements, as well as working capital requirements.

CAPITAL RESOURCES

         Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program, including water depth and drilling capability upgrades.
It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition and other factors beyond its control.

         The Company has revised its budgeted capital expenditures for rig upgrades during 1998 to $125.2 million from $108.5 million. During the six months ended June 30, 1998, the Company expended $35.3 million, including capitalized interest expense, for significant rig upgrades. Such upgrade projects include the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The conversion includes the following enhancements, which will provide capabilities greater than existing fourth-generation equipment: capability for operation in 7,500 foot water depths; approximately 6,000 tons variable deck load; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The Company has revised the estimated cost of conversion to approximately $210.0 million from $190.0 million due to additional steel requirements and mechanical and electrical system costs. Upon completion of the conversion, the rig will begin a five-year drilling program in the Gulf of Mexico, which is anticipated to commence in late 1999.

         Other upgrade projects included the cantilever conversion project on the Ocean Warwick, a jack-up drilling rig located in the Gulf of Mexico, which was completed in March 1998. In addition, leg strengthening and other modifications on the Ocean Tower, a jack-up drilling rig operating in the Gulf of Mexico, were completed in May 1998.

         The Company has also budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. These expenditures include purchases of anchor chain, drill pipe, riser, and other drilling equipment. During the six months ended June 30, 1998, the Company expended $38.0 million on this program.

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

YEAR 2000 ISSUES

         The Company has addressed the impact of the upcoming change in the century on the Company's business, operations, and financial condition. The impact is dependent upon many factors, including the Company's software and hardware, as well as that of the Company's suppliers, customers, creditors, and financial service organizations. While the cost of addressing Year 2000 issues is not believed to be material, the Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with these issues and their consequences.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans in annual financial statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

OTHER

         The Company has received notification that the Internal Revenue Service will conduct an audit of the Company's 1996 federal income tax return beginning in August 1998. The Company believes that adequate tax payments and accruals have been made and that any amounts possibly assessed will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Equity Price Sensitivity

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the Notes and investments in debt securities. In addition, the Company's investment in equity securities is sensitive to equity price risk. The Notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At June 30, 1998, the fair value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $519.0 million, which includes an unrealized holding loss of $1.1 million. The fair value of the Company's investment in equity securities at June 30, 1998 was approximately $11.3 million, which includes an unrealized holding gain of $0.2 million. Based on the nature of these financial instruments and in consideration of past market movements and reasonably possible near-term market movements, the Company does not believe that potential near-term losses in future earnings, fair values, or cash flows are likely to be material.

Exchange Rate Sensitivity

     Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa (Off-Shore) Limited, which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take-nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment in March 1998 and the case has been referred to mediation, which is expected to occur in the third quarter of 1998.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders (the "Meeting") of Diamond Offshore Drilling, Inc. was held on May 13, 1998 in New York, New York. At the Meeting, the holders of 128,845,210 shares out of 139,328,160 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

     a. To elect a six member Board of Directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                                             Number of Shares
                                                                             ----------------
                                                                   For          Withheld        Broker Non-Vote
                                                                   ---          --------        ---------------
                          James S. Tisch                        128,218,662      626,548             0
                          Lawrence R. Dickerson                 128,046,279      798,931             0
                          Herbert C. Hofmann                    128,217,328      627,882             0
                          Arthur L. Rebell                      128,402,769      442,441             0
                          Michael H. Steinhardt                 128,239,732      605,478             0
                          Raymond S. Troubh                     128,408,110      437,100             0





     b. To ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for fiscal year 1998.

                          For                               128,498,127
                          Against or Withheld                   304,899
                          Abstain                                42,184
                          Broker Non-Vote                             0

     c. To amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000.

                          For                               104,092,234
                          Against or Withheld                24,684,457
                          Abstain                                68,519
                          Broker Non-Vote                             0



ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Index of Exhibits for a list of those exhibits filed herewith.

(b) There were no reports on Form 8-K filed during the second quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 DIAMOND OFFSHORE DRILLING, INC.
                                         (Registrant)




Date     30-Jul-1998             By: \s\ Gary T. Krenek
         -----------------          -------------------------------------------
                                    Gary T. Krenek
                                    Vice President and Chief Financial Officer


Date     30-Jul-1998                \s\ Leslie C. Knowlton
         -----------------          -------------------------------------------
                                    Leslie C. Knowlton
                                    Controller and Principal Accounting Officer

                               INDEX OF EXHIBITS

Exhibit No.                       Description
-----------                       -----------
     3.1*      Amended and Restated Certificate of Incorporation of the Company

     3.2 Amended By-laws of the Company (incorporated by reference to Exhibits 3.2, 3.2.1, 3.2.2 and 3.2.3 of the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended March 31,
               1998).

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

--------------------

* Filed herewith.