Form 10-Q
period 1998-09-30
DIAMOND OFFSHORE DRILLING INC
filed 1998-11-03
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

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

As of October 30, 1998   Common stock, $0.01 par value per share   135,815,535 shares

                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                                                                              PAGE NO.
COVER PAGE.......................................................................................1

TABLE OF CONTENTS................................................................................2

PART I.  FINANCIAL INFORMATION...................................................................3

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets....................................................3
                  Consolidated Statements of Income..............................................4
                  Consolidated Statements of Cash Flows..........................................5
                  Notes to Consolidated Financial Statements.....................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS......................................................10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................19

PART II. OTHER INFORMATION.......................................................................20

         ITEM 1.  LEGAL PROCEEDINGS..............................................................20

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................20

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................20

         ITEM 5.  OTHER INFORMATION..............................................................20

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................20

SIGNATURES.......................................................................................21

EXHIBIT INDEX....................................................................................22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                 ----------------   --------------
                                                                                       1998              1997
                                                                                 ----------------   --------------
                                     ASSETS                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents.................................................. $        122,647    $    102,958
     Short-term investments.....................................................          443,187         363,137
     Accounts receivable .......................................................          235,881         205,589
     Rig inventory and supplies.................................................           35,257          33,714
     Prepaid expenses and other ................................................           28,915          13,377
                                                                                 ----------------    ------------
                       Total current assets.....................................          865,887         718,775

DRILLING AND OTHER PROPERTY AND EQUIPMENT, LESS
     ACCUMULATED DEPRECIATION.................................................          1,490,549       1,451,741
GOODWILL, NET OF ACCUMULATED AMORTIZATION ......................................          113,770         118,623
LONG-TERM INVESTMENTS ..........................................................           25,275              --
OTHER ASSETS ...................................................................            9,989           9,422
                                                                                 ----------------    ------------
                       Total assets............................................. $      2,505,470    $  2,298,561
                                                                                 ================    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable........................................................... $         53,092    $     57,557
     Accrued liabilities .......................................................           53,838          48,935
     Taxes payable .............................................................           35,548          24,653
                                                                                 ----------------    ------------
                       Total current liabilities................................          142,478         131,145

LONG-TERM DEBT..................................................................          400,000         400,000
DEFERRED TAX LIABILITY..........................................................          240,795         209,513
OTHER LIABILITIES ..............................................................           29,893          22,376
                                                                                 ----------------    ------------
                       Total liabilities .......................................          813,166         763,034
                                                                                 ----------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock (par value $0.01, 25,000,000 shares authorized, none
         issued and outstanding) ...............................................               --              --
     Common stock (par value $0.01, 500,000,000 shares authorized, 139,333,635 issued, 135,815,535 outstanding at September 30, 1998 and 139,309,948
         shares issued and outstanding at December 31, 1997) ...................            1,393           1,393
     Additional paid-in capital ................................................        1,302,806       1,302,712
     Retained earnings .........................................................          482,190         233,350
     Accumulated other comprehensive losses ....................................           (5,359)         (1,928)
     Treasury stock, at cost (3,518,100 shares) ................................          (88,726)             --
                                                                                 ----------------    ------------
                       Total stockholders' equity...............................        1,692,304       1,535,527
                                                                                 ----------------    ------------
                       Total liabilities and stockholders' equity............... $      2,505,470    $  2,298,561
                                                                                 ================    ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           --------------------------    --------------------------
                                                                              1998            1997           1998           1997
                                                                           -----------    -----------    -----------    -----------
REVENUES ...............................................................   $   315,786    $   250,497    $   925,372    $   683,764

OPERATING EXPENSES:
       Contract drilling ...............................................       116,503         99,907        357,939        287,867
       Depreciation and amortization ...................................        33,305         28,546         98,051         81,588
       General and administrative ......................................         5,984          5,045         18,975         14,845
       Gain on sale of assets ..........................................          (255)           (14)          (337)           (84)
                                                                           -----------    -----------    -----------    -----------
              Total operating expenses .................................       155,537        133,484        474,628        384,216
                                                                           -----------    -----------    -----------    -----------

OPERATING INCOME .......................................................       160,249        117,013        450,744        299,548

OTHER INCOME (EXPENSE):
       Interest income .................................................         8,207          5,245         22,234         13,637
       Interest expense ................................................        (3,615)        (3,591)       (11,239)        (6,940)
           Other, net ..................................................         2,379            671          2,559            496
                                                                           -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE .......................................       167,220        119,338        464,298        306,741

INCOME TAX EXPENSE .....................................................       (58,518)       (41,507)      (163,209)      (107,446)
                                                                           -----------    -----------    -----------    -----------

NET INCOME .............................................................   $   108,702    $    77,831    $   301,089    $   199,295
                                                                           ===========    ===========    ===========    ===========

EARNINGS PER SHARE:
       Basic ...........................................................   $      0.79    $      0.56    $      2.17    $      1.44
                                                                           ===========    ===========    ===========    ===========
       Diluted .........................................................   $      0.75    $      0.54    $      2.07    $      1.39
                                                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Common shares ...................................................       137,652        139,303        138,762        138,308
       Dilutive potential common shares ................................         9,876          9,876          9,876          8,610
                                                                           -----------    -----------    -----------    -----------
             Total weighted average shares outstanding..................       147,528        149,179        148,638        146,918
                                                                           ===========    ===========    ===========    ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ----------------------------
                                                                            1998          1997
                                                                       ------------    ------------
OPERATING ACTIVITIES:
      Net income ...................................................   $    301,089    $    199,295
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ..............................         98,051          81,588
        Gain on sale of assets .....................................           (337)            (84)
        Gain on sale of investment securities ......................         (2,342)         (1,362)
        Deferred tax provision .....................................         37,778          33,739
        Accretion of discounts on investment securities ............        (11,051)         (9,421)
        Amortization of debt issuance costs ........................            389             330
      Changes in operating assets and liabilities:
        Accounts receivable ........................................        (28,930)        (44,606)
        Rig inventory and supplies and other current assets ........        (17,081)        (11,461)
        Other assets, non-current ..................................           (956)            813
        Accounts payable and accrued liabilities ...................            243           4,051
        Taxes payable ..............................................         10,992         (11,560)
        Other liabilities, non-current .............................          2,242           3,114
      Other, net ...................................................           (981)           (744)
                                                                       ------------    ------------
            Net cash provided by operating activities ..............        389,106         243,692
                                                                       ------------    ------------

INVESTING ACTIVITIES:
      Capital expenditures .........................................       (132,600)       (214,496)
      Acquisition of drilling rigs and related equipment ...........             --         (80,952)
      Proceeds from sale of assets .................................            930           2,360
      Net change in short-term investment securities ...............       (392,798)       (302,889)
      Net change in investments through repurchase agreements ......        350,000              --
      Purchases of long-term investment securities .................       (556,123)       (124,242)
      Proceeds from sales of long-term investment securities .......        501,860         125,082
                                                                       ------------    ------------
            Net cash used in investing activities ..................       (228,731)       (595,137)
                                                                       ------------    ------------

FINANCING ACTIVITIES:
      Reacquisition of common stock ................................        (88,726)             --
      Payment of dividends..........................................        (52,249)         (9,751)
      Issuance of common stock .....................................             --          82,282
      Debt repayments ..............................................             --         (73,000)
      Issuance of convertible subordinated notes ...................             --         400,000
      Debt issuance costs ..........................................             --          (6,062)
      Proceeds from stock options exercised ........................            289             656
                                                                       ------------    ------------
            Net cash (used in) provided by financing activities ....       (140,686)        394,125
                                                                       ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................         19,689          42,680
      Cash and cash equivalents, beginning of period ...............        102,958          28,180
                                                                       ------------    ------------
      Cash and cash equivalents, end of period .....................   $    122,647    $     70,860
                                                                       ============    ============


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

Investments

         The Company's investments are classified as available for sale and stated at fair value under the terms of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are reported in the Consolidated Statements of Income in "Interest income." The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt, including commitment fees, during the nine months ended September 30, 1998 and 1997 totaled $15.0 million and $8.7 million, respectively. Cash payments made for income taxes during the nine months ended September 30, 1998 and 1997 totaled $114.4 million and $92.0 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. During the quarter and nine months ended September 30, 1998, the Company incurred interest cost, including amortization of debt issuance costs, of $3.8 million and $11.6 million, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 1998 was $0.3 million and $0.4 million, respectively. Interest cost of $3.9 million and $10.7 million was incurred during the quarter and nine months ended September 30, 1997, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 1997 was $0.4 million and $3.8 million, respectively.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.6 million and $4.8 million for the quarter and nine months ended September 30, 1998, respectively. For the quarter and nine months ended September 30, 1997, amortization expense totaled $1.7 million and $4.9 million, respectively.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Treasury Stock

         In July 1998, the Board of Directors authorized the purchase of shares of the Company's common stock in the open market, from time to time, depending on market conditions. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity on the Consolidated Balance Sheets. During the quarter and nine months ended September 30, 1998, the Company purchased 3.5 million shares of its common stock at an aggregate cost of $88.7 million, or $25.22 per share. The effect on the calculations of net income per share was not material.

Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarter and nine months ended September 30, 1998, comprehensive income totaled $104.9 million and $296.1 million, respectively. For the quarter and nine months ended September 30, 1997 comprehensive income totaled $75.3 million and $197.0 million, respectively. Comprehensive income includes net income, foreign currency translation losses, and unrealized holding gains and losses on investments.

Net Income Per Share

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share was calculated by dividing net income, adjusted to eliminate the after-tax effect of interest expense, by the weighted average number of shares of common stock outstanding and the weighted average number of shares issuable assuming full conversion of the convertible subordinated notes as of the issuance date, February 4, 1997.

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

2.       INVESTMENTS

         Investments classified as available for sale at September 30, 1998 were as follows:

                                                             -------------------------------------
                                                                           UNREALIZED     MARKET
                                                                COST       GAIN (LOSS)    VALUE
                                                             -------------------------------------
                                                                          (in thousands)
          Debt securities issued by the U.S. Treasury
               Due within one year .......................   $  435,299   $      688    $  435,987
               Due after one year through five years .....       24,977          298        25,275

          Equity securities ..............................       12,117       (4,917)        7,200
                                                             ----------   ----------    ----------

               Total .....................................   $  472,393   $   (3,931)   $  468,462
                                                             ==========   ==========    ==========

         During the nine months ended September 30, 1998, certain equity and debt securities due within one year were sold for proceeds of $2.4 million and $208.8 million, respectively. The resulting realized gain was not material. Certain debt securities due after one year were sold for proceeds of $501.9 million during the nine months ended September 30, 1998, with a resulting realized gain of $2.0 million. Also during the nine months ended September 30, 1998, investments through repurchase agreements with third parties were sold for their contracted amounts totaling $350.0 million.

3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

         Cost and accumulated depreciation of drilling and other property and equipment is summarized as follows:


                                           SEPTEMBER 30,    DECEMBER 31,
                                          ------------------------------
                                              1998              1997
                                          -------------    -------------
                                                    (in thousands)
          Drilling rigs and
            equipment .................   $   1,883,072    $   1,781,107
          Construction work in
            progress ..................          44,154           17,696
          Land and buildings ..........          13,574           12,552
          Office equipment and
            other .....................          13,106           10,551
                                          -------------    -------------
               Cost ...................       1,953,906        1,821,906
          Less accumulated
            depreciation ..............        (463,357)        (370,165)
                                          -------------    -------------
               Total .............        $   1,490,549    $   1,451,741
                                          =============    =============

4.  GOODWILL

         The merger with Arethusa generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                  ----------------------------
                                                     1998             1997
                                                  ----------------------------
                                                          (in thousands)

          Goodwill........................         $ 129,746        $ 129,746
          Less accumulated amortization...           (15,976)         (11,123)
                                                   ---------        ---------
               Total......................         $ 113,770        $ 118,623
                                                   =========        =========


5.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                             ----------------------------------
                                                                   1998             1997
                                                             ----------------------------------
                                                                      (in thousands)
                       Personal injury and other claims....     $  21,441         $  23,960
                       Payroll and benefits................        20,551            15,951
                       Interest payable....................         1,917             5,684
                       Other...............................         9,929             3,340
                                                                ---------         ---------
                                 Total.....................     $  53,838         $  48,935
                                                                =========         =========

6.  COMMITMENTS AND CONTINGENCIES

         The survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company appealed the judgment. In July 1998, the Texas Fourth Court of Appeals in San Antonio reversed the judgment of the trial court and rendered that the plaintiffs take nothing. A motion for reconsideration filed by the plaintiffs is currently pending with the appellate court. No provision for any liability had been established by the Company for this claim.

         A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take-nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. No provision for any liability has been established at this time.

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

         Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses are not affected by changes in dayrates, nor are they necessarily significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income associated with the loss of revenues. The Company recognizes as an operating expense activities such as painting, inspections and routine overhauls that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades. From time to time, the Company sells assets in the ordinary course of its business and gains or losses associated with such sales are included in operating income.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      -------------------------    INCREASE/
                                                          1998          1997       (DECREASE)
                                                      ---------------------------------------
                                                                    (in thousands)
REVENUES
  Fourth-Generation Semisubmersibles ..............   $   78,229    $   54,270    $   23,959
  Other Semisubmersibles ..........................      184,183       145,516        38,667
  Jack-ups ........................................       52,985        47,133         5,852
  Integrated Services .............................          389         9,645        (9,256)
  Other ...........................................           --         1,380        (1,380)
  Eliminations ....................................           --        (7,447)        7,447
                                                      ----------    ----------    ----------
          Total Revenues ..........................   $  315,786    $  250,497    $   65,289
                                                      ==========    ==========    ==========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles ..............   $   21,250    $   18,797    $    2,453
  Other Semisubmersibles ..........................       65,049        55,001        10,048
  Jack-ups ........................................       27,764        23,998         3,766
  Integrated Services .............................          489         9,182        (8,693)
  Other ...........................................        1,951           947         1,004
  Eliminations ....................................           --        (8,018)        8,018
                                                      ----------    ----------    ----------
          Total Contract Drilling Expense             $  116,503    $   99,907    $   16,596
                                                      ==========    ==========    ==========
OPERATING INCOME
  Fourth-Generation Semisubmersibles ..............   $   56,979    $   35,473    $   21,506
  Other Semisubmersibles ..........................      119,134        90,515        28,619
  Jack-ups ........................................       25,221        23,135         2,086
  Integrated Services .............................         (100)          463          (563)
  Other ...........................................       (1,951)          433        (2,384)
  Eliminations ....................................           --           571          (571)
  Depreciation and Amortization Expense ...........      (33,305)      (28,546)       (4,759)
  General and Administrative Expense ..............       (5,984)       (5,045)         (939)
  Gain on Sale of Assets ..........................          255            14           241
                                                      ----------    ----------    ----------
          Total Operating Income ..................   $  160,249    $   17,013    $   43,236
                                                      ==========    ==========    ==========

         Fourth-Generation Semisubmersibles. The $24.0 million increase in revenues for fourth-generation semisubmersibles resulted primarily from $12.2 million in revenues generated by the Ocean Victory which began operations after completion of its major upgrade project in November 1997 and $5.0 million from the Ocean Clipper I which experienced improved operations over the same period in 1997 when the drillship incurred considerable downtime due to equipment difficulties. In addition, $8.3 million in revenues were generated by increased operating dayrates as compared to the same period of 1997. The $2.5 million increase in contract drilling expense resulted primarily from operating costs generated by the Ocean Victory.

         Other Semisubmersibles. The $38.7 million increase in revenues from other semisubmersibles resulted primarily from $43.2 million in revenues generated by increased operating dayrates. However, revenues were reduced approximately $5.3 million due to rig downtime for mandatory inspections and repairs. The $10.0 million increase in contract drilling expense as compared to the quarter ended September 30, 1997 was primarily due to an overall increase in operating costs, including labor and drilling supplies. Also contributing to this increase were costs associated with the mandatory inspection and repairs on the Ocean Prospector which began in July 1998.

         Jack-Ups. The $5.9 million increase in revenues from jack-ups resulted primarily from $10.8 million of additional revenues generated by increased operating dayrates and $3.1 million in revenues generated by the Ocean Warwick, which returned to work in March 1998 upon completion of its cantilever conversion project. These increases were partially offset by reductions in revenues of $2.5 million due to the relinquishment of the Miss Kitty (a bareboat chartered rig) to the owner in late 1997 and approximately $4.4 million resulting from decreased utilization in the Gulf of Mexico. The $3.8 million increase in contract drilling expense for the quarter ended September 30, 1998 was primarily due to operating costs for the Ocean Warwick and an overall increase in operating costs, including labor and drilling supplies. Contract drilling expenses for the current quarter were reduced by $1.8 million due to the relinquishment of the Miss Kitty.

         Integrated Services and Other. Revenues and contract drilling expenses for integrated services decreased as a result of fewer projects as compared to the same period in 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 1998 of $33.3 million increased $4.8 million from $28.5 million for the three months ended
September 30, 1997 primarily due to 1998 budgeted capital additions. Additional depreciation expense for the Ocean Victory upon completion of its upgrade also contributed to this increase.

         General and Administrative Expense. General and administrative expense for the three months ended September 30, 1998 of $6.0 million increased approximately $1.0 million from $5.0 million for the three months ended September 30, 1997 primarily due to additional personnel and increased accruals for the Company's management bonus and retention plan.

         Interest Income. Interest income of $8.2 million for the three months ended September 30, 1998 increased $3.0 million from $5.2 million for the same period in 1997. This increase resulted primarily from the investment of additional excess cash in 1998. See "-Liquidity."

         Other Income. Other income of $2.4 million for the three months ended September 30, 1998 increased $1.7 million from $0.7 million for the same period of 1997. This increase resulted primarily from realized gains on sales of marketable debt securities in 1998.

         Income Tax Expense. Income tax expense of $58.5 million for the three months ended September 30, 1998 increased $17.0 million from $41.5 million for the three months ended September 30, 1997. This increase resulted primarily from the $47.9 million increase in income before income tax expense as compared to the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------- INCREASE/
                                                          1998        1997       (DECREASE)
                                                     ---------------------------------------
                                                                 (in thousands)
            REVENUES
             Fourth-Generation Semisubmersibles....  $   217,204     $ 146,127    $   71,077
             Other Semisubmersibles................      528,835       393,265       135,570
             Jack-ups..............................      176,307       137,511        38,796
             Integrated Services...................       21,538        15,241         6,297
             Other.................................           --         2,062        (2,062)
             Eliminations..........................      (18,512)      (10,442)       (8,070)
                                                     -----------     ---------     ---------
                 Total Revenues....................  $   925,372     $ 683,764     $ 241,608
                                                     ===========     =========     =========
            CONTRACT DRILLING EXPENSE
             Fourth-Generation Semisubmersibles....  $    61,826     $  44,349    $   17,477
             Other Semisubmersibles................      209,948       167,142        42,806
             Jack-ups..............................       76,804        69,971         6,833
             Integrated Services...................       21,444        14,858         6,586
             Other.................................        6,429         3,133         3,296
             Eliminations..........................      (18,512)      (11,586)       (6,926)
                                                     -----------     ---------     ---------
                 Total Contract Drilling Expense...  $   357,939     $ 287,867    $   70,072
                                                     ===========     =========    ==========
            OPERATING INCOME
             Fourth-Generation Semisubmersibles....  $   155,378     $ 101,778    $   53,600
             Other Semisubmersibles................      318,887       226,123        92,764
             Jack-ups..............................       99,503        67,540        31,963
             Integrated Services...................           94           383          (289)
             Other.................................       (6,429)       (1,071)       (5,358)
             Eliminations..........................           --         1,144        (1,144)
             Depreciation and Amortization
               Expense.............................      (98,051)      (81,588)      (16,463)
             General and Administrative Expense....      (18,975)      (14,845)       (4,130)
             Gain on Sale of Assets................          337            84           253
                                                     -----------     ---------     ---------
                      Total Operating Income.......  $   450,744     $ 299,548     $ 151,196
                                                     ===========     =========     =========

         Fourth-Generation Semisubmersibles. The $71.1 million increase in revenues for fourth-generation semisubmersibles resulted primarily from $29.4 million in revenues generated by increased operating dayrates and from $42.7 million in revenues generated by the Ocean Victory, the Ocean Clipper I, and the Ocean Star, which completed their upgrade projects in November 1997, July 1997, and March 1997, respectively. The $17.5 million increase in contract drilling expense resulted primarily from operating costs generated by the Ocean Victory, the Ocean Clipper I, and the Ocean Star and costs associated with the mandatory inspection of the Ocean Valiant, which was completed in June 1998.

         Other Semisubmersibles. The $135.6 million increase in revenues from other semisubmersibles resulted, in part, from $147.5 million in revenues generated by increased operating dayrates and $14.9 million in revenues from the Ocean Century, which was employed through July 1998 after reactivation in the fourth quarter of 1997. These increases were partially offset by reductions in revenues of approximately $30.4 million from rig downtime for mandatory inspections and repairs and the 1997 sale of the Ocean Zephyr. The $42.8 million increase in contract drilling expense as compared to the nine months ended September 30, 1997 was primarily due to an overall increase in operating costs, including labor and drilling supplies. Also contributing to this increase were costs of approximately $10.1 million associated with eight mandatory inspections and repairs completed during the nine months ended September 30, 1998. Contract drilling expense for the current year was reduced by the 1997 sale of the Ocean Zephyr.

         Jack-Ups. The $38.8 million increase in revenues from jack-ups resulted primarily from $48.3 million of additional revenues generated by increased operating dayrates and $9.6 million in revenues generated by the Ocean Warwick, which returned to work in March 1998 upon completion of its cantilever conversion project. These increases were partially offset by reductions in revenues due to the relinquishment of the Miss Kitty (a bareboat chartered rig) to the owner in late 1997 and from the Ocean Tower, which was in the shipyard for upgrades and repairs through May 1998. In addition, decreased utilization in the Gulf of Mexico during the nine months ended September 30, 1998 reduced revenues by approximately $4.3 million. The $6.8 million increase in contract drilling expense resulted primarily from operating costs for the Ocean Warwick, an overall increase in operating costs, including labor and drilling supplies, and costs associated with the mandatory inspection and repairs of the Ocean Drake, which was completed in June 1998. Contract drilling expense was reduced in the current year by the reliquishment of the Miss Kitty and the capital upgrade of the Ocean Tower.

         Integrated Services and Other. Revenues and contract drilling expenses for integrated services increased primarily from additional projects and increased rates during the first half of 1998 as compared to the same period in 1997. Other contract drilling expense increased primarily due to additional expenses for maintenance and repairs to spare equipment and crew training programs for new employees.

         Depreciation and Amortization Expense. Depreciation and amortization expense of $98.1 million for the nine months ended September 30, 1998 increased primarily due to 1998 budgeted capital additions and additional depreciation expense for the Ocean Victory, the Ocean Clipper I, and the Ocean Star, which completed their upgrades in November 1997, July 1997, and March 1997, respectively.

         General and Administrative Expense. General and administrative expense of $19.0 million for the nine months ended September 30, 1998 increased primarily due to accruals for the Company's bonus and retention plan, costs associated with ongoing litigation, and additional personnel. Also, general and administrative costs capitalized to fourth-generation upgrade projects decreased as compared to the same period in the prior year.

         Interest Income. Interest income of $22.2 million for the nine months ended September 30, 1998 increased $8.6 million from $13.6 million for the same period in 1997. This increase resulted primarily from the investment of additional excess cash in 1998. See "-Liquidity."

         Interest Expense. Interest expense of $11.2 million for the nine months ended September 30, 1998 consists of interest accrued on the $400.0 million of convertible subordinated notes (the "Notes") that were issued in February 1997. Interest cost capitalized during the nine months ended
September 30, 1998 was $0.4 million as compared to $3.8 million during the same period in 1997.

         Other Income. Other income of $2.6 million for the nine months ended September 30, 1998 increased $2.1 million from $0.5 million for the same period of 1997. This increase resulted primarily from realized gains on sales of marketable debt securities in 1998.

         Income Tax Expense. Income tax expense for the nine months ended September 30, 1998 was $163.2 million as compared to $107.4 million for the comparable period of the prior year. This change resulted primarily from the increase of $157.6 million in the Company's income before income tax expense.

OUTLOOK

         Depressed product prices in the oil and gas industry have resulted in declining dayrates and decreased utilization, primarily in the shallow waters of the Gulf of Mexico. As a result, the Company has cold stacked and suspended marketing efforts on two of its low-end specification semisubmersible rigs located in the Gulf of Mexico, the Ocean Century and the Ocean Prospector. In addition, due to the excess supply in the current jack-up market several of the Company's jack-up rigs are idle in the Gulf of Mexico. To date, the Company has been able to mitigate the effect of these conditions on its results of operations primarily with existing term contract commitments and the diversity of the Company's fleet. However, the offshore contract drilling industry historically has been and is expected to continue to be highly competitive and cyclical. The current trends in market conditions could have a material adverse effect on the Company's future results of operations, although the extent of such effect cannot be accurately predicted.

         The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water is in progress. The upgrade is anticipated to be completed in late 1999, when the rig will begin a five-year commitment in the Gulf of Mexico. See " - Capital Resources." Increased rig construction and enhancement programs are also ongoing by the Company's competitors. Because the new construction of drilling units to date has been largely in conjunction with term contracts, the Company does not believe the resulting increase in supply will have a material adverse effect on the average operating dayrates and the overall utilization level of the Company's existing rigs in the short term.

         The Company's results of operations have also been impacted by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. At September 30, 1998, eight of these inspections had been completed with four anticipated to occur in the fourth quarter of 1998. The Company intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize the downtime and associated loss of revenues.

LIQUIDITY

         As of September 30, 1998, cash and investments totaled $591.1 million, up from $466.1 million at December 31, 1997. Cash provided by operating activities for the nine months ended September 30, 1998 increased by $145.4 million to $389.1 million, as compared to $243.7 million for the comparable period of the prior year. This increase in operating cash flow was primarily attributable to a $101.8 million increase in net income for the first nine months of 1998, a $16.5 million increase in depreciation and amortization expense, and various changes in operating assets and liabilities.

         Investing activities used $228.7 million in cash during the nine months ended September 30, 1998, compared to $595.1 million during the same period in 1997. The decrease resulted primarily from the initial investment in 1997 of excess cash generated by the issuance of the Notes.

         Cash used in financing activities for the nine months ended September 30, 1998 of $140.7 million resulted primarily from the repurchase of the Company's outstanding common stock, par value $0.01 per share ("Common Stock"), and dividends paid to stockholders. Depending on market conditions the Company may from time to time purchase shares of its Common Stock in the open market. As of September 30, 1998, the Company had so purchased 3.5 million shares of its Common Stock at a cost of $88.7 million. Cash provided by financing activities for the nine months ended September 30, 1997 of $394.1 million resulted primarily from the issuance of the Notes.

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

CAPITAL RESOURCES

         Cash requirements for capital commitments result from rig upgrades to meet specific customer requirements and from the Company's continuing rig enhancement program, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition, current market conditions, and other factors beyond its control.

         The Company has a revised budget of $125.2 million for capital expenditures on rig upgrades during 1998. During the nine months ended September 30, 1998, the Company expended $66.5 million, including capitalized interest expense, for significant rig upgrades. Such upgrade projects include the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The conversion includes the following enhancements which will provide capabilities greater than existing fourth-generation equipment: capability for operation in 7,500 foot water depths; approximately 6,000 tons variable deck load; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The Company's estimated cost of conversion for this rig is approximately $210.0 million. Upon completion of the conversion, the rig will begin a five-year drilling program in the Gulf of Mexico, which is anticipated to commence in late 1999. Other upgrade projects include the installation of new engines and other equipment on the Ocean King, which is expected to be completed in November 1998, the cantilever conversion project on the Ocean Warwick completed in March 1998, and leg strengthening and other modifications on the Ocean Tower completed in May 1998.

         The Company has also budgeted $126.7 million for 1998 capital expenditures associated with its continuing rig enhancement program, spare equipment and other corporate requirements. These expenditures include purchases of anchor chain, drill pipe, riser, and other drilling equipment. During the nine months ended September 30, 1998, the Company expended $66.1 million on this program.

         The Company is continually considering potential transactions including, but not limited to, enhancement of existing rigs, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of the potential transactions reviewed by the Company would, if completed, result in its entering new lines of business, although, in general, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such an agreement in the future and such acquisition could result in a material expansion of its existing operations or result in its entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

YEAR 2000 ISSUES

Introduction

         The Company began to address Year 2000 ("Y2K") compliance issues in 1997 when it formed a committee (the "Y2K Committee") to develop the Company's Y2K compliance initiative. The Company is continuing to take steps to determine the potential effect of the change to calendar Year 2000 on its computer hardware, software and embedded technology systems and any impact it may have on the Company's business.

State of Readiness

         The Company manages its Y2K compliance initiative through the Y2K Committee. The Y2K Committee has focused its efforts on both information technology ("IT") systems (e.g., computer software and hardware) and non-information technology ("Non-IT") systems (e.g., embedded technology such as micro-controllers) in the Company's domestic and international onshore locations, aboard the Company's drilling rigs and among its key suppliers and major customers. The Y2K Committee is paying particular attention to critical safety, production, and operational systems on-board the Company's fleet of drilling rigs.

         The Company's Y2K initiative is being approached in the following five phases:

                  Phase 1 Awareness of Y2K Issues (appointment of the Y2K Committee, initial research on Y2K compliance issues);

                  Phase 2 Identification and Investigation of the Company's Systems (inventory of systems and investigation of readiness);

                  Phase 3 Communications with Customers and Suppliers (discussions and requests for information regarding Y2K initiatives and compliance status);

                  Phase 4 Development and Implementation of Corrective Measures (coordination with the Company's software and hardware vendors); and

                  Phase 5 Risk Assessment and Contingency Planning (evaluation of risk of business interruptions and development of contingency plans).

         As of September 30, 1998, the Company had completed Phases 1 and 2 for IT and Non-IT systems utilized in the Company's onshore and offshore operations. The Company currently expects to complete the final three phases of its Y2K initiative by mid-1999. As of the date of this report, the Company has completed over half of Phase 3, communications with major customers and key suppliers, and Phase 4, development and implementation of corrective measures. Phase 5, risk assessment and contingency planning for worst-case business interruptions, is in progress.

Cost to Address the Company's Y2K Issues

         Although the total cost to implement the Company's Y2K initiative is not known at this time, it is not expected to be material because the Company has utilized existing personnel resources to assist in the implementation of its Y2K compliance initiative.

Y2K Risks and Contingency Planning

         The Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with its Y2K issues and their potential consequences on the Company's onshore locations, drilling operations, suppliers and customers as well as the legal risks associated with interruption in the provision of drilling services and/or the delivery of supplies and equipment. The Company is in the process of developing contingency plans which are intended to address worst-case business interruptions, such as the interruption of drilling services aboard the Company's drilling rigs or interruptions in the delivery of equipment and materials utilized in the Company's drilling operations. Such a contingency plan would take into account the existence of certain redundant systems on some of the Company's drilling rigs and may, in part, involve manual operation of certain systems for a period of time in the event of Y2K related disruptions. The Company anticipates its contingency planning phase will be completed by mid-1999.

         The Company's failure to fully implement its Y2K initiative or the occurrence of an unexpected Y2K problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, based upon the work performed to date and the anticipated completion of the Company's Y2K initiative by mid-1999, the Company does not believe that such matters will have a material adverse effect on its results of operations. With respect to third parties, there can be no assurance that their systems will be rendered Y2K compliant on a timely basis or that any resulting Y2K issues would not have a material adverse effect on the results of operations of the Company.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, operating difficulties arising from shortages of equipment or qualified personnel or as a result of other causes, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, customer preferences and various other matters, many of which are beyond the Company's control. The list of risks included here is not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate and Equity Price Sensitivity

         The Company's financial instruments that are potentially sensitive to changes in interest rates include the Notes and investments in debt securities. In addition, the Company's investment in equity securities is sensitive to equity price risk. The Notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At September 30, 1998, the fair value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $461.3 million, which includes an unrealized holding gain of $1.0 million. The fair value of the Company's investment in equity securities at September 30, 1998 was approximately $7.2 million, which includes an unrealized holding loss of $4.9 million. Based on the nature of these financial instruments and in consideration of past market movements and reasonably possible near-term market movements, the Company does not believe that potential near-term losses in future earnings, fair values, or cash flows are likely to be material.

Exchange Rate Sensitivity

         Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa (Off-Shore) Limited, which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take-nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See Exhibit Index for a list of those exhibits filed herewith.

(b) There were no reports on Form 8-K filed during the third quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DIAMOND OFFSHORE DRILLING, INC.
                                           (Registrant)




Date     03-Nov-1998            By:  /s/ Gary T. Krenek
         -----------               -----------------------------------
                                   Gary T. Krenek
                                   Vice President and Chief Financial Officer


Date     03-Nov-1998                 /s/ Leslie C. Knowlton
         -----------               -----------------------------------
                                   Leslie C. Knowlton
                                   Controller and Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit No                                Description
----------                                -----------
    3.1             Amended and Restated Certificate of Incorporation of the
                    Company (incorporated by reference to Exhibit 3.1 of the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended June 30, 1998).

    3.2*            Amended and Restated By-laws of the Company.

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

---------------------
* Filed herewith.