Form 10-K405
period 1998-12-31
DIAMOND OFFSHORE DRILLING INC
filed 1999-03-01
CIK 949039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

        [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

     As of January 29, 1999                                  $1,511,457,305

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 29, 1999  Common Stock, $0.01 par value per share  135,815,535 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the 1999 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 1998, are incorporated by reference in Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DIAMOND OFFSHORE DRILLING, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
Cover Page..............................................................      1
Document Table of Contents..............................................      2
Part I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     10
Item 3.     Legal Proceedings...........................................     10
Item 4.     Submission of Matters to a Vote of Security Holders.........     11
Part II
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................     12
Item 6.     Selected Financial Data.....................................     13
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     14
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     25
Item 8.     Financial Statements and Supplementary Data.................     27
            Consolidated Financial Statements...........................     28
            Notes to Consolidated Financial Statements..................     33
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     50
Part III
            Information called for by Part III has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy
            Statement pursuant to Regulation 14A.
Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     50
Signatures  ............................................................     52

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the "Company" shall mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company is a leader in deep water drilling with a fleet of 46 offshore rigs. The fleet consists of 30 semisubmersibles, 15 jack-ups and one drillship.

TREASURY STOCK

     In July 1998, the Board of Directors authorized the purchase of shares of the Company's common stock in the open market, from time to time, depending on market conditions. During 1998, the Company purchased 3.5 million shares of its common stock at an aggregate cost of $88.7 million, or at an average cost of $25.22 per share. The cost of the shares acquired is reported in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. Basic and diluted earnings per share for the year ended December 31, 1998 increased $0.03 and $0.02, respectively, as a result of the purchase of treasury stock. See Note 1 to the Company's Consolidated Financial Statements in
Item 8 of this Report.

CONTRACT CANCELLATION

     In December 1998, the Company announced that its drilling contract for use of its drillship, the Ocean Clipper, had been terminated. The contract, which was originally for a four-year term through July 2001, was terminated in connection with issues arising out of performance failures with the blow-out preventer control system. The drillship is currently in the shipyard for replacement of this system and additional modifications and upgrades, which are scheduled to be completed during the second quarter of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 1998 Significant Events" and "-- Outlook" in Item 7 of this Report.

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

     Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply and high dayrates followed by periods of low demand, excess rig supply and low dayrates. During 1998, the decline in product prices in the oil and gas industry, particularly oil prices, resulted in reduced dayrates and decreased utilization. These conditions have negatively impacted most markets worldwide, particularly the Gulf of Mexico shallow water market, causing many rigs to become idle or, in some cases, removed from service. As of January 31, 1999, four of the Company's Gulf of Mexico jack-ups were idle; one of the Company's Gulf of Mexico jack-ups was cold stacked; two of the Company's Gulf of Mexico second-generation semisubmersibles were cold stacked; and two of the Company's other second-generation semisubmersibles were idle. Sustained weak commodity prices, economic problems in countries outside the United States, or a number of other factors beyond the Company's control could further curtail spending by oil and gas companies. Therefore, the Company cannot predict whether or not current market conditions will deteriorate further, or to what extent. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Outlook" in Item 7 of this Report.

THE FLEET

     The Company's large, diverse fleet, which includes some of the most technologically advanced rigs in the world, enables it to offer a broad range of services worldwide in various markets, including the deep water market, the harsh environment market, the conventional semisubmersible market and the jack-up market.

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

     The Company owns and operates three fourth-generation semisubmersibles and three fourth-generation deep water conversions. Fourth-generation semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments and have other advanced features. Currently, the Ocean America, the Ocean Victory, the Ocean Star, and the Ocean Quest are working in deep water areas of the Gulf of Mexico; the Ocean Alliance and the Ocean Valiant are working offshore West Africa.

     The conversion of the Ocean Confidence, a semisubmersible accommodation vessel with Class III dynamic-positioning system ("DPS") capabilities purchased in 1997, to a drilling unit with fifth-generation capabilities, including harsh environment and ultra-deep water capabilities up to 7,500 feet, is ongoing. This conversion is anticipated to be completed in early 2000, when the rig will commence a five-year contract in the Gulf of Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Capital Resources" in Item 7 of this Report.

     In addition, the Company owns and operates 23 other semisubmersibles which operate in maximum water depths up to 3,500 feet. The diverse capabilities of many of these semisubmersibles enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. Currently, 12 of these semisubmersibles are located in the Gulf of Mexico; four are located offshore Brazil; three are located in the North Sea; three are located offshore Australia; and one is located offshore West Africa.

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

     Drillship. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a computer-controlled thruster (dynamic-positioning) system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do fourth-generation semisubmersible rigs. The Company's drillship, the Ocean Clipper, is in a Gulf of Mexico shipyard for replacement of the blow-out preventer control system and additional upgrades that are scheduled to be completed during the second quarter of 1999.

     Fleet Enhancements. The Company's strategy is to maximize dayrates and utilization by adapting to trends in its markets, including enhancing its fleet to meet customer demand for diverse drilling capabilities. The average age of the Company's fleet of offshore drilling rigs (calculated as of December 31, 1998 and measured from the year built) is 20.6 years. Many of the Company's rigs have been upgraded during the last five years with enhancements such as top-drive drilling systems, additional water depth capability, mud pump additions or increases in deck load capacity, and the Company believes it will be feasible to continue to upgrade its rigs notwithstanding the average age of its fleet. However, there can be no assurance whether or to what extent upgrades will continue to be made to rigs in the Company's fleet, particularly in view of the current market conditions of declining dayrates and decreased utilization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

     The design of the Company's Victory-class semisubmersible rigs, including their cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects. While no such upgrades are currently in progress, since 1995 the Company has upgraded five of its nine Victory-class rigs with enhancements such as increased efficiency in the handling of subsea completion equipment, stability enhancements that allow increased variable deck load, and increased water depth capabilities. Currently, the Company's Victory-class rigs are outfitted for service in maximum water depths of 1,200 to 5,000 feet.

     In 1998, the Company began the upgrade of the Ocean Confidence from an accommodation vessel with Class III DPS capabilities to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters, including enhancements such as increased capability for operations in up to 7,500 foot water depths, approximately 6,000 tons variable deck load, a 15,000 psi blow-out prevention system, and four mud pumps. The upgrade is anticipated to be completed in early 2000, when the rig will commence a five-year contract in the Gulf of Mexico.

     More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of January 31, 1999, is set forth in the table below.

                                       WATER                               YEAR
                                       DEPTH                           BUILT/LATEST         CURRENT
         TYPE AND NAME            CAPABILITY(FT.)      ATTRIBUTES     ENHANCEMENT (A)      LOCATION      CUSTOMER (B)
--------------------------------  ---------------   ----------------  ---------------   ---------------  -------------
FOURTH-GENERATION EQUIPMENT
  ORIGINAL CONSTRUCTION (3):
  Ocean Alliance................       5,000        TDS; DP; 15K; 3M   1988/1995        Angola           Amoco
  Ocean America.................       5,000        TDS; SP; 15K; 3M   1988/1992        Gulf of Mexico   BP
  Ocean Valiant.................       5,000        TDS; SP; 15K; 3M   1988/1995        Nigeria          Exxon
  CONVERSIONS (3):
  Ocean Victory.................       5,000        TDS; VC; 15K; 3M   1972/1997        Gulf of Mexico   Vastar
  Ocean Star....................       4,500        TDS; VC; 15K; 3M   1974/1997        Gulf of Mexico   Texaco
  Ocean Quest...................       3,500        TDS; VC; 15K; 3M   1973/1996        Gulf of Mexico   Chevron
  DRILLSHIP (1):
  Ocean Clipper.................       7,500        TDS; DP; 15K; 3M   1976/1997        Gulf of Mexico   Shipyard
OTHER
SEMISUBMERSIBLES (24):
  Ocean Confidence (c)..........       5,000        DP                    1987          Gulf of Mexico   BP
  Ocean Winner (d)..............       3,500        TDS; 3M            1977/1996        Gulf of Mexico   Petrobras
  Ocean Worker..................       3,500        TDS; 3M            1982/1992        Gulf of Mexico   Shell
  Ocean Yatzy...................       3,300        TDS; DP; 15K          1989          Brazil           Petrobras
  Ocean Voyager.................       3,200        TDS; VC            1973/1995        Gulf of Mexico   EEX
  Ocean Yorktown................       2,850        TDS                1976/1996        Brazil           Petrobras
  Ocean Concord.................       2,200        TDS; 3M            1975/1995        Gulf of Mexico   Shell
  Ocean Lexington...............       2,200        TDS; 3M            1976/1995        Gulf of Mexico   Marathon
  Ocean Saratoga................       2,200        TDS; 3M            1976/1995        Gulf of Mexico   Shell
  Ocean Endeavor................       2,000        TDS; VC            1975/1994        Gulf of Mexico   British-Borneo
  Ocean Rover...................       2,000        TDS; VC; 15K       1973/1992        Gulf of Mexico   Amerada Hess
  Ocean Prospector..............       1,700        VC                 1971/1981        Gulf of Mexico   Cold Stacked
  Ocean Bounty..................       1,500        TDS; VC; 3M        1977/1992        Australia        Shell
  Ocean Guardian................       1,500        TDS; SP; 3M           1985          North Sea        Enterprise
  Ocean New Era.................       1,500        TDS                1974/1990        Gulf of Mexico   Shipyard
  Ocean Princess................       1,500        TDS; 15K; 3M       1977/1998        North Sea        Mobil
  Ocean Whittington.............       1,500        TDS; 3M            1974/1995        Brazil           Petrobras
  Ocean Epoch...................       1,200        TDS                1977/1990        Australia        Woodside
  Ocean General.................       1,200        TDS                1976/1990        Australia        Stacked
  Ocean Nomad...................       1,200        TDS; 3M            1975/1998        North Sea        Shell
  Ocean Baroness................       1,200        TDS; VC            1973/1995        Brazil           Petrobras
  Ocean Ambassador..............       1,100        TDS; 3M            1975/1995        Gulf of Mexico   Mariner (e)
  Ocean Century.................         800                              1973          Gulf of Mexico   Cold Stacked
  Ocean Liberator...............         600        TDS                1974/1998        Congo            Stacked
JACK-UPS (15):
  Ocean Titan...................         350        TDS; IS; 15K; 3M   1974/1989        Gulf of Mexico   CNG
  Ocean Tower...................         350        TDS; IS; 3M        1972/1998        Gulf of Mexico   Cold Stacked
  Ocean King....................         300        TDS; IC; 3M        1973/1999        Gulf of Mexico   Shipyard
  Ocean Nugget..................         300        TDS; IC            1976/1995        Gulf of Mexico   Coastal
  Ocean Summit..................         300        SDS; IC            1972/1991        Gulf of Mexico   Stacked
  Ocean Warwick.................         300        TDS; IC            1971/1998        Gulf of Mexico   Stacked
  Ocean Champion................         250        MS                 1975/1985        Gulf of Mexico   Santa Fe
  Ocean Columbia................         250        TDS; IC            1978/1990        Gulf of Mexico   Coastal
  Ocean Heritage................         250        TDS; IC            1981/1995        Indonesia        Maxus
  Ocean Sovereign...............         250        TDS; IC            1981/1994        Indonesia        Maxus
  Ocean Spartan.................         250        TDS; IC            1980/1994        Gulf of Mexico   Stacked
  Ocean Spur....................         250        TDS; IC            1981/1994        Gulf of Mexico   Stacked
  Ocean Crusader................         200        TDS; MC            1982/1992        Gulf of Mexico   Chevron
  Ocean Drake...................         200        TDS; MC            1983/1986        Gulf of Mexico   Chevron
  Ocean Scotian.................         200        TDS; IC; 15K       1981/1988        The Netherlands  Elf

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

(c) In shipyard preparing for a five-year term contract with BP in the Gulf of Mexico upon conversion to a drilling unit.

(d) In shipyard preparing for a two-year term contract with Petrobras offshore Brazil upon completion of repairs and relocation from the Gulf of Mexico.

(e)  Managed daywork project operated by Diamond Offshore Team Solutions, Inc.

MARKETS

     The Company's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. sector of the North Sea, South America, Africa, and Australia/Southeast Asia. The Company actively markets its rigs worldwide. In the past, rigs in the Company's fleet have also operated in various other markets throughout the world. See Note 15 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     The Company believes its presence in multiple markets is valuable in many respects. For example, the Company believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and in the Gulf of Mexico and production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, the Company believes its performance for a customer in one market segment or area enables it to better understand that customer's needs and better serve that customer in different market segments or other geographic locations.

OFFSHORE CONTRACT DRILLING SERVICES

     The Company's contracts to provide offshore drilling services vary in their terms and provisions. The Company often obtains its contracts through competitive bidding, although it is not unusual for the Company to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of the Company. Under dayrate contracts, the Company generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of the Company's revenues. In addition, the Company has worked some of its rigs under dayrate contracts pursuant to which the customer also agrees to pay an incentive bonus based upon performance.

     A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well, or a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of the Company's contracts permit the customer to terminate the contract early by giving notice and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

     During 1998, two of the Company's term contracts were cancelled by customers. BP Exploration, a division of British Petroleum, PLC, and the Company agreed to terminate the drilling contract for the use of the Company's drillship, the Ocean Clipper, which had a four-year term through July 2001. Termination was associated with issues arising out of performance failures with the blow-out preventer control system. In October 1998, Shell Development (Australia) Proprietary Limited ("Shell Australia") and the Company agreed to an early termination and substitution arrangement involving two semisubmersibles in Australia. The Shell Australia termination was not the result of performance failures of the Company or its equipment and an associated early termination fee, which was reflective of the anticipated cash flow that would have been generated throughout the remaining term, was paid to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this Report.

     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at the lowest level possible. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. In general, the Company seeks to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market. Currently, most of the Company's semisubmersible rigs are committed under term contracts; however, many of these contracts expire during 1999. Contracts for the Company's jack-up rigs are primarily single-well or well-to-well arrangements.

     The Company, through its wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), offers a portfolio of drilling services to complement the Company's offshore contract drilling business. These services include overall project management, extended well tests, and drilling and completion operations. From time to time, DOTS also selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. Generally, DOTS is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. During 1998 and 1997, DOTS primarily provided project management services on a dayrate basis and contributed operating income of $0.4 million and $1.9 million, respectively, to the Company's consolidated results of operations. DOTS also completed one turnkey well in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in Item 7 of this Report.

CUSTOMERS

     The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Occasionally, several customers have accounted for 10.0 percent or more of the Company's annual consolidated revenues, although the specific customers may vary from year to year. During 1998, the Company performed services for approximately 40 different customers with Shell companies (including domestic and foreign affiliates) ("Shell") accounting for 17.4 percent of the Company's annual total consolidated revenues. During 1997, the Company performed services for approximately 50 different customers with Shell accounting for 14.3 percent of the Company's annual total consolidated revenues. During 1996, the Company performed services for approximately 80 different customers with Shell and British Petroleum companies (including domestic and foreign affiliates) accounting for 13.8 percent and 13.5 percent of the Company's annual total consolidated revenues, respectively. With the declining overall demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on the Company.

     The Company's services are marketed principally through its Houston office, with support from its regional offices in New Orleans, Louisiana; Aberdeen, Scotland; and Perth, Western Australia. Technical and administrative support functions for the Company's operations are provided by its Houston office.

COMPETITION

     The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location, and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of escalated drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to fourth-generation and other technologically advanced units. The Company believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements or reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company's rigs. Currently, competition for drilling contracts in over-supplied markets such as the Gulf of Mexico has caused average dayrates for rigs serving those markets to substantially decrease from previous levels. See "-- Offshore Contract Drilling Services."

     In addition, rig construction and enhancement programs are ongoing by the Company's competitors. In current market conditions, a significant increase in the supply of technologically advanced rigs capable of drilling in deep water could produce an oversupply of such equipment and, in turn, adversely affect the utilization level and average operating dayrates available for the Company's rigs, particularly its higher specification semisubmersible units.

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

OPERATIONS OUTSIDE THE UNITED STATES

     Operations outside the United States accounted for approximately 42.7 percent, 36.3 percent, and 37.1 percent of the Company's total consolidated revenues for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. Recently, the Brazilian government devalued the nation's currency, the real, with the stated intention of increasing exports and lowering interest rates. However, the devaluation could make it more expensive for Brazilian borrowers to repay U.S. dollar-denominated debts, increasing the likelihood of defaults on such obligations. The Company's operations in Brazil have historically represented a material portion of its total consolidated revenues and the Company currently has four of its semisubmersibles committed to the Brazilian government-controlled oil company for term periods anticipated to be completed in 2001 and 2003. Generally, these contracts are payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Although the Company has not received any indications that the obligations associated with these contracts will not be honored, it cannot predict whether or to what extent these currency risks could affect the timely payments of all amounts owed to the Company. Such a default could have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" and
"-- Other -- Currency Risk" in Item 7 and Note 15 to the Company's Consolidated Financial Statements in Item 8 of this Report.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 4,300 employees (including international crews furnished through labor contractors), approximately 197 of whom were union members. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

ITEM 2. PROPERTIES.

     The Company owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, West Africa, Australia, Brazil, Indonesia, Scotland, Singapore, and The Netherlands to support its offshore drilling operations.

ITEM 3. LEGAL PROCEEDINGS.

     Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa (Off-Shore) Limited ("Arethusa"), which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants.

The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution and the appeal is pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1998.

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

                                            AGE AS OF
                 NAME                    JANUARY 31, 1999                  POSITION
                 ----                    ----------------                  --------
James S. Tisch.........................         46          Chairman of the Board of Directors and
                                                              Chief Executive Officer
Lawrence R. Dickerson..................         46          President, Chief Operating Officer and
                                                              Director
David W. Williams......................         41          Executive Vice President
Rodney W. Eads.........................         47          Senior Vice President -- Worldwide
                                                              Operations
Denis J. Graham........................         49          Senior Vice President -- Technical
                                                            Services
Gary T. Krenek.........................         40          Vice President and Chief Financial
                                                            Officer
Leslie C. Knowlton.....................         31          Controller

     James S. Tisch has served as Chief Executive Officer of the Company since March 1998. Mr. Tisch has served as Chairman of the Board since 1995 and as a director of the Company since June 1989. Mr. Tisch has served as Chief Executive Officer of Loews Corporation ("Loews"), a diversified holding company and the Company's controlling stockholder, since November 1998. In addition, Mr. Tisch has served as President and Chief Operating Officer of Loews since 1994, and prior thereto as Executive Vice President of Loews for more than five years. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, an 85 percent owned subsidiary of Loews, and serves as a director of Vail Resorts, Inc.

     Lawrence R. Dickerson has served as President, Chief Operating Officer and Director of the Company since March 1998. Previously, Mr. Dickerson served as Chief Financial Officer of the Company since June 1989 and Senior Vice President of the Company since April 1993.

     David W. Williams has served as Executive Vice President of the Company since March 1998. Previously, Mr. Williams served as Senior Vice President of the Company since December 1994 and was a Marketing Vice President between February 1992 and May 1994. Mr. Williams was employed by Noble Drilling Corporation, a contract drilling company, from May 1994 through December 1994, as Vice President of Marketing.

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

     Gary T. Krenek has served as Vice President and Chief Financial Officer of the Company since March 1998. Previously, Mr. Krenek served as Controller of the Company since February 1992.

     Leslie C. Knowlton has served as Controller of the Company since March 1998. Previously, Ms. Knowlton served as Assistant Controller of the Company since August 1995 and was Accounting Manager of the Company from February 1992 through July 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

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

                                                              COMMON STOCK
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
1998
First Quarter...............................................  $48 15/16 $39
Second Quarter..............................................   54 5/8    39 5/16
Third Quarter...............................................   40 15/16  20 7/8
Fourth Quarter..............................................   32 15/16  20 11/16
1997
First Quarter...............................................  $36 1/2   $27 11/16
Second Quarter..............................................   38 15/16  31 1/8
Third Quarter...............................................   59 1/8    39 1/4
Fourth Quarter..............................................   66 3/4    42 5/8

     On January 29, 1999, the closing price of the common stock, as reported by the NYSE, was $23 per share. As of January 29, 1999, there were approximately 536 holders of record of common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

     In 1998, the Company paid cash dividends of $0.125 per share on March 2, 1998, June 1, 1998, September 1, 1998 and December 1, 1998 and has declared a dividend of $0.125 per share payable March 1, 1999 to stockholders of record on February 1, 1999. In 1997, the Company paid cash dividends of $0.07 per share on August 7, 1997 and December 1, 1997. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA.

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

                                         1998         1997       1996(1)       1995       1994
                                      ----------   ----------   ----------   --------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
INCOME STATEMENT DATA:
Total revenues......................  $1,208,801   $  956,093   $  611,430   $336,584   $307,918
Operating income (loss).............     568,999      419,873      213,491     11,651    (14,624)
Net income (loss)...................     383,659      278,605      146,388     (7,026)   (34,804)
Net income per share(2):
  Basic.............................        2.78         2.01         1.18         --         --
  Diluted...........................        2.66         1.93         1.18         --         --
Pro forma net income per
  share(2)(3).......................          --           --           --       0.10         --
BALANCE SHEET DATA:
Drilling and other property and
  equipment, net....................   1,551,820    1,451,741    1,198,160    502,278    488,664
Total assets........................   2,609,716    2,298,561    1,574,500    618,052    588,158
Long-term debt......................     400,000      400,000       63,000         --    394,777
OTHER FINANCIAL DATA:
Capital expenditures(4).............     224,474      281,572      267,000     66,646     21,146
Cash dividends declared per
  share(5)..........................        0.50         0.14           --         --         --
Ratio of earnings to fixed
  charges(6)........................       37.57x       28.94x       31.56x        --         --

---------------

(1) The Company acquired all of the common stock of Arethusa in consideration of
    35.8 million shares of common stock on April 29, 1996. See Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

(2) All per share amounts give retroactive effect to the Company's July 1997 two-for-one stock split in the form of a stock dividend. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of this Report.

(3) Pro forma net income per share gives effect to the Company's initial public offering in October 1995 and the after-tax effects of a reduction in interest expense. Assuming the offering had occurred at January 1, 1995, the Company would have recognized net income of $10.0 million, or $0.10 per share of common stock, after adjusting for the after-tax effects of a reduction in interest expense.

(4) In addition to these capital expenditures, the Company expended $81.0 million and $25.0 million for rig acquisitions during the years ended December 31, 1997 and 1994, respectively.

(5) The Company paid dividends of $0.125 per share on March 2, 1998, June 1, 1998, September 1, 1998 and December 1, 1998 and has declared a dividend of $0.125 per share payable March 1, 1999 to stockholders of record on February 1, 1999. In 1997, the Company paid cash dividends of $0.07 per share on August 7, 1997 and December 1, 1997. In connection with the Company's initial public offering in October 1995, the Company paid a special dividend of $2.1 million to Loews with a portion of the proceeds. No other dividends were declared or paid during the periods presented.

(6) The deficiency in the Company's earnings available for fixed charges for the years ended December 31, 1995 and 1994 was approximately $13.8 million and $46.4 million, respectively. Fixed charges for the years ended December 31, 1994 through December 31, 1995 consisted primarily of interest expense on notes payable to Loews. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income (loss) from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) one-third of rent expense, which the Company believes represents the interest factor attributable to rent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) in Item 8 of this Report.

1998 SIGNIFICANT EVENTS

     In December 1998, the Company announced that its drilling contract for use of its drillship, the Ocean Clipper, had been terminated. The contract, which was originally for a four-year term through July 2001, was terminated in connection with issues arising out of performance failures with the blow-out preventer control system. The drillship is currently in the shipyard for replacement of this system and additional modifications and upgrades, which are scheduled to be completed during the second quarter of 1999. See "-- Outlook."

     In February 1998, a fire occurred in the engine room of the Ocean Victory, which was operating in the Gulf of Mexico. Although the fire was contained and extinguished, damage was done to the power and electrical systems aboard the rig. Repairs were completed and the rig returned to work in June 1998. The Company expects that its insurance will cover the repairs, but the loss of revenue during the repair period was not covered by insurance.

RESULTS OF OPERATIONS

  General

     Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig previously stacked, which may decrease or increase revenues, respectively.

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

     Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses are not affected by changes in dayrates, nor are they necessarily significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income associated with loss of revenues. The Company recognizes as operating expenses activities such as painting, inspections and routine overhauls that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades. From time to time, the Company sells assets in the ordinary course of its business and gains or losses associated with such sales are included in operating income.

     Merger with Arethusa. On April 29, 1996, the Company acquired 100 percent of the common stock of Arethusa, a Bermuda corporation, (the "Arethusa Merger") in exchange for 35.8 million shares of the Company's common stock based on an exchange ratio of 1.76 shares for each share of Arethusa's issued and outstanding common stock. Arethusa owned a fleet of 11 mobile offshore drilling rigs, operated two additional mobile offshore drilling rigs pursuant to bareboat charters, and provided drilling services worldwide to international and government-controlled oil and gas companies. The fleet was comprised of eight semisubmersible rigs and five jack-up rigs. Because the Arethusa Merger was accounted for as a purchase for financial reporting purposes, results of operations include those of Arethusa from the effective date of the Arethusa Merger. See Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

YEARS ENDED DECEMBER 31, 1998 AND 1997

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

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                    ----------------------   INCREASE/
                                                       1998        1997      (DECREASE)
                                                    ----------   ---------   ----------
                                                              (IN THOUSANDS)
REVENUES
  Fourth-Generation Semisubmersibles..............  $  286,875   $ 206,708    $ 80,167
  Other Semisubmersibles..........................     707,227     545,701     161,526
  Jack-ups........................................     209,134     192,169      16,965
  Integrated Services.............................      26,876      36,342      (9,466)
  Other...........................................          --       3,257      (3,257)
  Eliminations....................................     (21,311)    (28,084)      6,773
                                                    ----------   ---------    --------
          Total Revenues..........................  $1,208,801   $ 956,093    $252,708
                                                    ==========   =========    ========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles..............  $   88,293   $  64,314    $ 23,979
  Other Semisubmersibles..........................     276,633     234,578      42,055
  Jack-ups........................................     104,490      96,246       8,244
  Integrated Services.............................      26,472      34,464      (7,992)
  Other...........................................      10,048       6,119       3,929
  Eliminations....................................     (21,311)    (29,378)      8,067
                                                    ----------   ---------    --------
          Total Contract Drilling Expense.........  $  484,625   $ 406,343    $ 78,282
                                                    ==========   =========    ========
OPERATING INCOME
  Fourth-Generation Semisubmersibles..............  $  198,582   $ 142,394    $ 56,188
  Other Semisubmersibles..........................     430,594     311,123     119,471
  Jack-ups........................................     104,644      95,923       8,721
  Integrated Services.............................         404       1,878      (1,474)
  Other...........................................     (10,048)     (2,862)     (7,186)
  Eliminations....................................          --       1,294      (1,294)
  Depreciation and Amortization Expense...........    (130,271)   (108,335)    (21,936)
  General and Administrative Expense..............     (25,324)    (22,556)     (2,768)
  Gain on Sale of Assets..........................         418       1,014        (596)
                                                    ----------   ---------    --------
          Total Operating Income..................  $  568,999   $ 419,873    $149,126
                                                    ==========   =========    ========

     Fourth-Generation Semisubmersibles. The $80.2 million increase in revenues from fourth-generation semisubmersibles resulted primarily from a $51.2 million increase in revenues generated by the Ocean Victory, the Ocean Clipper, and the Ocean Star, which completed their upgrade projects in November 1997, July 1997, and March 1997, respectively, and $37.0 million of additional revenues generated by increased operating dayrates in the Gulf of Mexico and West Africa. These increases were partially offset by reductions in revenues of approximately $7.6 million for the Ocean Valiant and the Ocean Alliance from rig downtime for mandatory inspections completed in June 1998 and November 1998, respectively. The $24.0 million increase in contract drilling expense resulted primarily from operating costs generated by the Ocean Victory, the Ocean

Clipper, and the Ocean Star upon completion of their upgrades and from costs associated with the mandatory inspections of the Ocean Valiant and the Ocean Alliance completed during 1998.

     Other Semisubmersibles. The $161.5 million increase in revenues from other semisubmersibles resulted primarily from $194.5 million of additional revenues generated by increased operating dayrates. The average operating dayrate for other semisubmersibles was $93,900 per day in 1998, as compared to $67,400 per day in 1997. Also contributing to the increase in revenues was $9.7 million in revenues from the Ocean Century, which was employed in the Gulf of Mexico through July 1998 after reactivation in the fourth quarter of 1997. These increases were partially offset by reductions in revenues of approximately $43.2 million from rig downtime for mandatory inspections and repairs of nine of the Company's semisubmersibles performed during 1998 and from the 1997 sale of the Ocean Zephyr. The $42.1 million increase in contract drilling expense, as compared to the year ended December 31, 1997, was primarily due to mandatory inspections and associated repairs performed in 1998, additional costs associated with the Ocean Whittington while in the shipyard in early 1998 for repairs and preparation for mobilization from the Gulf of Mexico to Brazil, and an overall increase in operating costs, including labor and drilling supplies.

     Jack-Ups. The $17.0 million increase in revenues from jack-ups resulted primarily from $37.1 million of additional revenues generated by increased operating dayrates. The average operating dayrate for jack-ups was $46,700 per day in 1998 as compared to $37,000 per day in 1997. Also contributing to this increase in revenues was $11.1 million in revenues generated by the Ocean Warwick, which returned to work in the Gulf of Mexico in March 1998 upon completion of its cantilever conversion upgrade. These increases were partially offset by reductions in revenues of approximately $15.5 million due to the relinquishment of the Miss Kitty (a bareboat chartered rig) to the owner in late 1997 and from the Ocean Tower, which was in the shipyard for upgrades and repairs through May 1998. In addition, decreased utilization in the shallow waters of the Gulf of Mexico during 1998 reduced revenues by approximately $15.7 million. The $8.2 million increase in contract drilling expense resulted primarily from operating costs for the Ocean Warwick upon returning to service in March 1998, an overall increase in operating costs, including labor and drilling supplies, and costs associated with the mandatory inspection and repair of the Ocean Drake, which was completed in June 1998. However, the relinquishment of the Miss Kitty in late 1997 and the capital upgrade of the Ocean Tower through May 1998 partially offset these increases in contract drilling expense in the current year.

     Integrated Services. Revenues and contract drilling expenses for integrated services decreased primarily due to fewer managed day work projects in 1998 as compared to 1997.

     Other. The $3.3 million in other revenue for 1997 was due to revenue generated by the Ocean Confidence, which operated as an accommodation vessel, prior to the start of its conversion to a drilling unit in 1998. See "-- Capital Resources." Other contract drilling expense increased $3.9 million primarily due to additional expenses for maintenance and repairs to spare equipment and crew training programs for new employees.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $130.3 million for the year ended December 31, 1998 increased primarily due to (i) capital expenditures associated with the Company's continuing rig enhancement program, (ii) rig upgrades completed in 1998 for the Ocean Warwick and the Ocean Tower, and (iii) additional depreciation expense for the Ocean Victory, the Ocean Clipper, and the Ocean Star, which completed their upgrades in November 1997, July 1997, and March 1997, respectively.

     General and Administrative Expense. General and administrative expense of $25.3 million for the year ended December 31, 1998 increased from $22.6 million for the year ended December 31, 1997 primarily due to accruals for the Company's bonus and retention plan, costs associated with ongoing litigation, and additional personnel. Also, general and administrative costs capitalized to upgrade projects decreased as compared to the prior year.

     Gain on Sale of Assets. Gain on sale of assets of $0.4 million for the year ended December 31, 1998 decreased from $1.0 million for the year ended December 31, 1997 primarily due to the 1997 sale of the Ocean Zephyr, a semisubmersible drilling rig which was located offshore Brazil. See Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Interest Income. Interest income of $30.6 million for the year ended December 31, 1998 increased $11.2 million from $19.4 million for the year ended December 31, 1997. This increase resulted primarily from the investment of additional excess cash in 1998. See "-- Liquidity."

     Interest Expense. Interest expense of $14.5 million for the year ended December 31, 1998 consisted of $15.5 million interest accrued on the Company's convertible subordinated notes that were issued in February 1997, partially offset by $1.0 million of interest capitalized for the upgrade of the Ocean Confidence. The increase of $4.2 million from interest expense of $10.3 million for the year ended December 31, 1997 resulted primarily from the reduction of interest capitalized for upgrade projects in 1998.

     Other Income. Other income of $5.2 million for the year ended December 31, 1998 increased $4.1 million from $1.1 million for 1997. This increase resulted primarily from realized gains on sales of marketable debt securities in 1998.

     Income Tax Expense. Income tax expense for the year ended December 31, 1998 was $206.6 million as compared to $151.5 million for the prior year. This change resulted primarily from the increase of $160.2 million in the Company's income before income tax expense.

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

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                      --------------------   INCREASE/
                                                        1997        1996     (DECREASE)
                                                      ---------   --------   ----------
                                                               (IN THOUSANDS)
REVENUES
  Fourth-Generation Semisubmersibles................  $ 206,708   $112,022    $ 94,686
  Other Semisubmersibles............................    545,701    341,163     204,538
  Jack-ups..........................................    192,169    122,503      69,666
  Integrated Services...............................     36,342     32,798       3,544
  Land..............................................         --     22,675     (22,675)
  Other.............................................      3,257         --       3,257
  Eliminations......................................    (28,084)   (19,731)     (8,353)
                                                      ---------   --------    --------
          Total Revenues............................  $ 956,093   $611,430    $344,663
                                                      =========   ========    ========
CONTRACT DRILLING EXPENSE
  Fourth-Generation Semisubmersibles................  $  64,314   $ 37,512    $ 26,802
  Other Semisubmersibles............................    234,578    191,937      42,641
  Jack-ups..........................................     96,246     85,149      11,097
  Integrated Services...............................     34,464     30,344       4,120
  Land..............................................         --     19,631     (19,631)
  Other.............................................      6,119       (865)      6,984
  Eliminations......................................    (29,378)   (22,054)     (7,324)
                                                      ---------   --------    --------
          Total Contract Drilling Expense...........  $ 406,343   $341,654    $ 64,689
                                                      =========   ========    ========
OPERATING INCOME
  Fourth-Generation Semisubmersibles................  $ 142,394   $ 74,510    $ 67,884
  Other Semisubmersibles............................    311,123    149,226     161,897
  Jack-ups..........................................     95,923     37,354      58,569
  Integrated Services...............................      1,878      2,454        (576)
  Land..............................................         --      3,044      (3,044)
  Other.............................................     (2,862)       865      (3,727)
  Eliminations......................................      1,294      2,323      (1,029)
  Depreciation and Amortization Expense.............   (108,335)   (75,767)    (32,568)
  General and Administrative Expense................    (22,556)   (15,640)     (6,916)
  Gain on Sale of Assets............................      1,014     35,122     (34,108)
                                                      ---------   --------    --------
          Total Operating Income....................  $ 419,873   $213,491    $206,382
                                                      =========   ========    ========

     Fourth-Generation Semisubmersibles. The $94.7 million increase in revenues from fourth-generation semisubmersibles resulted, in part, from a $61.4 million increase in revenues generated by the Ocean Victory, the Ocean Clipper, the Ocean Star, and the Ocean Quest upon completion of their upgrade projects in November 1997, July 1997, March 1997, and September 1996, respectively. Also, improvements in dayrates in the Gulf of Mexico and the North Sea contributed $30.0 million of additional revenue and increased utilization in the North Sea contributed $3.3 million of additional revenue during the year ended December 31, 1997. The $26.8 million increase in contract drilling expense resulted primarily from additional operating expense of $23.3 million from the Ocean Victory, the Ocean Clipper, the Ocean Star, and the Ocean

Quest upon completion of their upgrades. Also, the Ocean Valiant recognized increased expenses in late 1997 in preparation for its relocation from the Gulf of Mexico to West Africa.

     Other Semisubmersibles. The $204.5 million increase in revenues from other semisubmersibles resulted primarily from $123.0 million of additional revenue for improvements in dayrates in 1997. The average operating dayrate for other semisubmersibles was $67,400 per day in 1997 as compared to $50,100 per day in 1996. Also, $69.4 million of additional revenue was generated primarily by the inclusion of operating results for the eight semisubmersibles acquired in the Arethusa Merger for twelve months in 1997 as compared to the inclusion of only eight months in 1996. In addition, an increase of $12.1 million in revenue resulted primarily from improved utilization in 1997 for several rigs that were either relocating or undergoing repairs necessary for new contracts or locations in early 1996. The $42.6 million increase in contract drilling expense resulted primarily from $42.7 million of additional costs generated by the semisubmersibles acquired in the Arethusa Merger. These additional costs were primarily due to the inclusion of operating results for these rigs for twelve months in 1997 as compared to the inclusion of only eight months in 1996. Also, higher operating costs incurred in connection with the reactivation of the Ocean Century to work in the Gulf of Mexico in late 1997 and regulatory inspections and associated repairs on the Ocean Saratoga in early 1997 and the Ocean General in late 1997 resulted in increased contract drilling expense as compared to 1996. Partially offsetting these increases was a decrease of approximately $4.5 million due to the reclassification of operations for the Ocean Clipper to fourth-generation semisubmersibles upon completion of its upgrade in July 1997. The sale of the Ocean Zephyr, a semisubmersible located offshore Brazil, in 1997 also reduced expenses by $3.1 million as compared to 1996.

     Jack-Ups. The $69.7 million increase in revenues from jack-ups resulted primarily from improvements in dayrates, which contributed $59.6 million of additional revenue. The average operating dayrate for jack-ups was $37,000 per day in 1997 as compared to $24,700 per day in 1996. In addition, the inclusion of operating results for the jack-up rigs acquired in the Arethusa Merger for twelve months in 1997 as compared to the inclusion of only eight months in 1996 resulted in $14.0 million of additional revenue. Partially offsetting these increases was a decrease of $3.9 million due to downtime incurred in late 1997 for a regulatory inspection and leg reinforcement upgrade on the Ocean Tower and leg reinforcements and other modifications on the Ocean Titan. The $11.1 million increase in contract drilling expense resulted primarily from the rigs acquired in the Arethusa Merger, regulatory inspections and associated repairs on the Ocean Scotian, the Ocean Crusader, and the Ocean King, and leg reinforcement and other modifications on the Ocean Titan. Partially offsetting these increases was a decrease of $2.0 million resulting from the termination of the bareboat charter agreement in 1996 for the Bonito II, a jack-up rig previously operated by the Company.

     Integrated Services. The $3.5 million increase in revenue from integrated services resulted from an increase in project management service revenue during 1997 as compared to 1996. The $4.1 million increase in expenses for integrated services resulted primarily from increased intercompany rates charged for rigs utilized in project management services (offset in eliminations) during 1997 as compared to 1996.

     Land. Revenues and contract drilling expense for land decreased due to the sale of the Company's land drilling assets in December 1996. See Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Other. Other revenues of $3.3 million were generated by the Ocean Confidence, which operated as an accommodation vessel when purchased in May 1997. See "-- Capital Resources." Other contract drilling expense increased $7.0 million primarily due to expenses associated with crew training programs for new employees and certain non-recurring charges in 1997 and non-recurring credits recognized in 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense of $108.3 million for the year ended December 31, 1997 increased primarily due to additional expense for (i) the eight semisubmersibles and three jack-up drilling rigs acquired in the Arethusa Merger, (ii) goodwill amortization expense associated with the Arethusa Merger, (iii) rig upgrades completed in 1997 and 1996, (iv) capital expenditures associated with the Company's continuing rig enhancement program, and (v) the Ocean Confidence, which was acquired in May 1997. See "-- Capital Resources."

     General and Administrative Expense. General and administrative expense of $22.6 million for the year ended December 31, 1997 increased from $15.6 million for the year ended December 31, 1996 primarily due to (i) additional overhead resulting from the Arethusa Merger, (ii) increased accruals for the Company's employee bonus and retention plan, and (iii) increased legal fees associated with various legal matters. See Note 10 to the Company's Consolidated Financial Statements in Item 8 of this Report. The increased accruals for the employee bonus and retention plan resulted from a higher bonus pool for the 1997 performance year and from additional participants in the plan as compared to 1996.

     Gain on Sale of Assets. Gain on sale of assets for the year ended December 31, 1997 consisted primarily of the gain associated with the sale of the Ocean Zephyr, a semisubmersible drilling rig located offshore Brazil. Gain on sale of assets for the year ended December 31, 1996 resulted primarily from the sale of all of the operational assets of Diamond M Onshore, Inc., the Company's wholly owned land drilling subsidiary, resulting in a gain of $24.0 million. Also during 1996, the Company sold two shallow water jack-up drilling rigs, the Ocean Magallanes and the Ocean Conquest, and one semisubmersible, the Ocean Zephyr II, resulting in gains totaling $10.8 million. See Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Interest Income. Interest income of $19.4 million for the year ended December 31, 1997 consisted primarily of the accretion of discounts and interest earned on investments of excess cash primarily generated by the issuance of the Company's convertible subordinated notes. See "-- Liquidity."

     Interest Expense. Interest expense of $10.3 million for the year ended December 31, 1997 consisted primarily of $14.7 million interest on the Company's convertible subordinated notes, partially offset by $4.4 million interest capitalized to upgrade projects. Interest expense for the year ended December 31, 1996 included $2.2 million of origination costs, including costs previously capitalized, which were expensed in connection with the restructuring of a revolving credit facility during December 1996. See Note 8 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Income Tax Expense. Income tax expense for the year ended December 31, 1997 was $151.5 million as compared to $66.3 million for the prior year. This change resulted primarily from the increase of $217.4 million in the Company's income before income tax expense and a reduction in income tax expense during 1996. In 1996, benefits for utilization of previously unrecorded net operating losses in a foreign jurisdiction were recognized, which contributed to the reduction in income tax expense. See Note 13 to the Company's Consolidated Financial Statements in Item 8 of this Report.

OUTLOOK

     Depressed product prices in the oil and gas industry have resulted in declining dayrates and decreased utilization, primarily in shallow water markets such as the Gulf of Mexico. As a result, the Company has cold stacked and suspended marketing efforts on two of its low-end specification semisubmersible rigs and one of its jack-up rigs located in the Gulf of Mexico. In addition, due to the excess rig supply, several of the Company's rigs are idle in the Gulf of Mexico and other markets. The Company will continue to assess the need to cold stack additional rigs depending on market conditions. To date, the Company has been able to mitigate the effect of these conditions on its results of operations primarily with existing term contract commitments and the diversity of the Company's fleet. However, many of these contracts expire during 1999 and renewal rates could be significantly lower than those previously recognized. These current trends in market conditions are expected to adversely affect the Company's future results of operations, although the extent of such effect cannot be accurately predicted.

     The depressed conditions in the oil and gas industry have also increased the susceptibility of term contracts previously committed at dayrates in excess of current market rates to be terminated by the customer. Most drilling contracts allow for termination if drilling operations are suspended for a period of time as a result of a breakdown of equipment or by giving notice in connection with payment of an early termination fee by the customer. During 1998, two of the Company's term contracts were cancelled by customers. The contract for use of the Company's drillship, the Ocean Clipper, which had a four-year term through July 2001, was terminated in December 1998 in connection with issues arising out of performance failures with the blow-out preventer control system. In October 1998, the Company agreed to an early termination and substitution arrangement involving two of its semisubmersibles located offshore Australia. This termination was not the result of performance failures of the Company or its equipment and an associated early termination fee, which was reflective of the anticipated cash flow that would have been generated throughout the remaining term, was paid to the Company. In addition, certain drilling contracts held by the Company's competitors were also recently cancelled. The Company believes these contract terminations were primarily the result of specific issues involving the contracted rigs. However, the Company cannot accurately predict the actions of its customers or the circumstances in which further contract cancellations might occur. The Company continuously focuses on maintaining its rigs to contract specifications and its relationships with its customers in order to avoid exposure to termination of its term contracts.

     The Brazilian government's recent devaluation of that nation's currency, the real, may also impact the Company's financial position and results of operations in the future. The devaluation, which occurred in January 1999, could make it more expensive for Brazilian borrowers to repay U.S. dollar-denominated debts, increasing the likelihood of defaults on such obligations. The Company's operations in Brazil have historically represented a material portion of its total consolidated revenues and the Company currently has four of its semisubmersibles committed to the Brazilian government-controlled oil company for term periods anticipated to be completed in 2001 and 2003. Generally, these contracts are payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Although the Company has not received any indications that the obligations associated with these contracts will not be honored, it cannot predict whether or to what extent these currency risks could affect the timely payment of all amounts owed to the Company. Such a default could have a material adverse effect on the Company's financial position and results of operations. See "-- Other -- Currency Risk" and Note 15 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deep water and harsh environment operations. The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water is in progress. The upgrade is anticipated to be completed in early 2000, when the rig will begin a five-year contract in the Gulf of Mexico. See "-- Capital Resources." Increased rig construction and enhancement programs are also ongoing by the Company's competitors. In current market conditions, a significant increase in the supply of technologically advanced rigs capable of drilling in deep water could produce an oversupply of such equipment and, in turn, adversely affect the utilization level and average operating dayrates available for the Company's rigs, particularly its higher specification semisubmersible units.

     The Company's results of operations have also been impacted by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Twelve of these inspections were performed in 1998 and five are anticipated to occur in the first quarter of 1999. The Company intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

LIQUIDITY

     At December 31, 1998, cash and marketable securities totaled $637.0 million, up from $466.1 million at December 31, 1997. Cash provided by operating activities for the year ended December 31, 1998 increased by $150.8 million to $547.2 million, as compared to $396.4 million for the prior year. This increase was primarily attributable to a $105.1 million increase in net income, a $26.8 million increase in the deferred tax provision, a $21.9 million increase in depreciation and amortization expense, and various changes in operating assets and liabilities.

     Investing activities used $391.3 million in cash during the year ended December 31, 1998, as compared to $706.0 million during the prior year. The decrease resulted primarily from the initial investment in 1997 of excess cash generated by the issuance of the Company's convertible subordinated notes. In addition, in 1997 the Company expended $81.0 million for the purchase of the Ocean Confidence, an accommodation vessel currently being converted to a drilling unit.

     Cash used in financing activities for the year ended December 31, 1998 of $157.7 million resulted primarily from the repurchase of shares of the Company's outstanding common stock and from dividends paid to stockholders. Depending on market conditions the Company may from time to time purchase shares of its common stock in the open market. As of December 31, 1998, the Company had purchased 3.5 million shares of its common stock at a cost of $88.7 million. See
Note 1 to the Company's Consolidated Financial Statements in Item 8 of this Report. Cash provided by financing activities for the year ended December 31, 1997 of $384.4 million resulted primarily from the issuance of the Company's convertible subordinated notes.

     The Company has the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a shelf registration statement. In addition, the Company may issue, from time to time, up to eight million shares of common stock, which shares are registered under an acquisition shelf registration statement (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July 1997), in connection with one or more acquisitions by the Company of securities or assets of other businesses.

     The Company believes it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for rig upgrades and continuing rig enhancements, and working capital requirements.

CAPITAL RESOURCES

     Cash required to meet the Company's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating the Company's continuing rig enhancement program, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition, current market conditions, and other factors beyond its control.

     During the year ended December 31, 1998, the Company expended $110.7 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The conversion includes the following enhancements which will provide capabilities greater than existing fourth-generation equipment: capability for operation in 7,500 foot water depths; approximately 6,000 tons variable deck load; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The Company's estimated cost of conversion for this rig is approximately $210.0 million. The Company anticipates that the project will be completed within this budget, although, as with any major rig conversion, the possibility of unforeseen cost overruns exists. Upon completion of the conversion, the rig will begin a five-year drilling program in the Gulf of Mexico, which is anticipated to commence in early 2000. Other upgrade projects include the installation of new engines and other equipment on the Ocean King anticipated to be completed in early 1999, the cantilever conversion project on the Ocean Warwick completed in March 1998, and leg strengthening and other modifications on the Ocean Tower completed in May 1998. The Company has budgeted $173.7 million for rig upgrade capital expenditures during 1999. Included in this amount is approximately $138.7 million for 1999 expenditures associated with the conversion of the Ocean Confidence.

     During the year ended December 31, 1998, the Company expended $113.8 million in association with its continuing rig enhancement program to maintain spare equipment inventory levels and meet other corporate requirements. These expenditures included purchases of anchor chain, drill pipe, riser, and other drilling equipment. The Company has budgeted $134.1 million for 1999 capital expenditures associated with its continuing rig enhancement program, spare equipment inventory, and other corporate requirements.

     The Company continues to consider transactions which include, but are not limited to, the enhancement of existing rigs, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of these potential transactions reviewed by the Company would, if completed, result in it entering new lines of business. In general, however, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future and such acquisition could result in a material expansion of its existing operations or result in it entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

YEAR 2000 ISSUES

     Introduction. The Company began to address Year 2000 ("Y2K") compliance issues in 1997 when it formed a committee (the "Y2K Committee") to develop the Company's Y2K compliance initiative. The Company is continuing to take steps to determine the potential effect of the change to calendar Year 2000 on its computer hardware, software and embedded technology systems and any impact it may have on the Company's business.

     State of Readiness. The Company manages its Y2K compliance initiative through the Y2K Committee. The Y2K Committee has focused its efforts on both information technology ("IT") systems (e.g., computer software and hardware) and non-information technology ("Non-IT") systems (e.g., embedded technology such as micro-controllers) in the Company's domestic and international onshore locations, aboard the Company's drilling rigs and among its key suppliers. The Y2K Committee is paying particular attention to critical safety, production, and operational systems on-board the Company's fleet of drilling rigs. The Company's Y2K initiative is being approached in the following five phases:

     Phase 1 Awareness of Y2K Issues (appointment of the Y2K Committee, initial research on Y2K compliance issues);

     Phase 2 Identification and Investigation of the Company's Systems
             (inventory of systems and investigation of readiness);

     Phase 3 Communications with Suppliers (discussions and requests for information regarding Y2K initiatives and compliance status);

     Phase 4 Development and Implementation of Corrective Measures (coordination with the Company's software and hardware vendors); and

     Phase 5 Risk Assessment and Contingency Planning (evaluation of risk of business interruptions and development of contingency plans).

     As of December 31, 1998, the Company had completed Phases 1 and 2 for IT and Non-IT systems utilized in the Company's onshore and offshore operations. The Company currently expects substantial completion of the final three phases of its Y2K initiative to occur by mid-1999. As of the date of this Report, the Company has completed over half of Phase 3, communications with key suppliers, and Phase 4, development and implementation of corrective measures. Phase 5, risk assessment and contingency planning for worst-case business interruptions, is in progress.

     Cost to Address the Company's Y2K Issues. The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position primarily because the Company has utilized existing personnel resources to assist in the implementation of its Y2K compliance initiative. The Company is in the process of implementing certain business and financial systems apart from the Y2K compliance initiative, the cost of which is not expected to exceed $5.0 million. However, because the replaced systems were not Y2K compliant, the Y2K initiative also benefited from their replacement. The estimated total cost does not include the Company's internal costs to be incurred which are not separately tracked. Such internal costs are principally the related payroll costs for its information systems group. The total amount of outside costs expended through December 31, 1998 was approximately $3.3 million, of which approximately $2.0 million was incurred and capitalized prior to 1998.

     Y2K Risks and Contingency Planning. The Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with its Y2K issues and their potential consequences on the Company's onshore locations, drilling operations and suppliers as well as the legal risks associated with interruption in the provision of drilling services and/or the delivery of supplies and equipment. The Company is in the process of developing contingency plans which are intended to address worst-case business interruptions, such as the interruption of drilling services aboard the Company's drilling rigs or interruptions in the delivery of equipment and materials utilized in the Company's drilling operations. Such a contingency plan would take into account the existence of certain redundant systems on some of the Company's drilling rigs and may, in part, involve manual operation of certain systems for a period of time in the event of Y2K related disruptions. The Company anticipates its contingency planning phase will be substantially complete by mid-1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

OTHER

     Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include the U.K., Australia, Brazil, Indonesia and Africa. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. However, at present, contracts covering two of the Company's three rigs operating in the U.K. sector of the North Sea are payable in U.S. dollars. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and pounds sterling for operating costs payable in pounds sterling, although it may seek to do so in the future.

     In addition, in January 1999, the Brazilian government devalued the nation's currency, the real, with the stated intention of increasing exports and lowering interest rates. However, the devaluation could make it more expensive for Brazilian borrowers to repay U.S. dollar-denominated debts, increasing the likelihood for defaults on such obligations. The Company's operations in Brazil have historically represented a material portion of its total consolidated revenues and the Company currently has four of its semisubmersibles committed to the Brazilian government-controlled oil company for term periods anticipated to be completed in 2001 and 2003. Although the Company has not received any indications that the obligations associated with these contracts will not be honored, it cannot predict whether or to what extent these currency risks could affect the timely payment of all amounts owed to the Company. Such a default could have a material adverse effect on the Company's financial position and results of operations. See Note 15 to the Company's Consolidated Financial Statements in Item 8 of this Report.

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

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this Report that contain forward-looking statements include, but are not limited to, discussions regarding the effect of market conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including but not limited to, expenditures related to the upgrade of the Ocean Confidence (see "-- Liquidity" and "-- Capital Resources"), and the impact of the Y2K issues on the Company's business (see "-- Year 2000 Issues"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

INTEREST RATE AND EQUITY PRICE SENSITIVITY

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the Company's convertible subordinated notes and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). In addition, the Company's investment in equity securities is sensitive to equity price risk. The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At December 31, 1998, the fair value of these notes, based on quoted market prices, was approximately $371.2 million, as compared to a carrying amount of $400.0 million.

     At December 31, 1998, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $329.3 million, which includes an unrealized holding gain of $0.1 million. These securities bear interest rates ranging from 4.00 percent to 5.00 percent. These securities do not impose a significant market risk to the Company as they are U.S. government-backed and generally short-term and readily marketable. The fair value of the Company's investment in CMO's at December 31, 1998 was approximately $203.1 million, which includes an unrealized holding loss of $0.5 million. The CMO's consist of high quality mortgage-backed principal-only securities that are not considered high-risk. At December 31, 1998, the fair value of the Company's investment in equity securities was approximately $3.4 million, which includes an unrealized holding loss of $8.7 million. Based on consideration of past market movements and reasonably possible, near-term market movements, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows, other than in the Company's investment in equity securities, are likely to be material.

EXCHANGE RATE SENSITIVITY

     Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
January 25, 1999

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  101,198   $  102,958
  Marketable securities.....................................     535,774      363,137
  Accounts receivable.......................................     233,719      205,589
  Rig inventory and supplies................................      35,794       33,714
  Prepaid expenses and other................................      31,939       13,377
                                                              ----------   ----------
          Total current assets..............................     938,424      718,775
Drilling and other property and equipment, net of
  accumulated depreciation..................................   1,551,820    1,451,741
Goodwill, net of accumulated amortization...................     109,825      118,623
Other assets................................................       9,647        9,422
                                                              ----------   ----------
          Total assets......................................  $2,609,716   $2,298,561
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   93,938   $   57,557
  Accrued liabilities.......................................      53,283       48,935
  Taxes payable.............................................      13,180       24,653
                                                              ----------   ----------
          Total current liabilities.........................     160,401      131,145
Long-term debt..............................................     400,000      400,000
Deferred tax liability......................................     263,797      209,513
Other liabilities...........................................      30,260       22,376
                                                              ----------   ----------
          Total liabilities.................................     854,458      763,034
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock (par value $0.01, 25,000,000 shares
     authorized, none issued and outstanding)...............          --           --
  Common stock (par value $0.01, 500,000,000 shares
     authorized, 139,333,635 issued, 135,815,535 outstanding
     at December 31, 1998 and 139,309,948 shares issued and
     outstanding at December 31, 1997)......................       1,393        1,393
Additional paid-in capital..................................   1,302,806    1,302,712
Retained earnings...........................................     547,783      233,350
Accumulated other comprehensive losses......................      (7,998)      (1,928)
Treasury stock, at cost (3,518,100 shares)..................     (88,726)          --
                                                              ----------   ----------
          Total stockholders' equity........................   1,755,258    1,535,527
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,609,716   $2,298,561
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                1998        1997        1996
                                                             ----------   ---------   --------
Revenues...................................................  $1,208,801   $ 956,093   $611,430
Operating expenses:
  Contract drilling........................................     484,625     406,343    341,654
  Depreciation and amortization............................     130,271     108,335     75,767
  General and administrative...............................      25,324      22,556     15,640
  Gain on sale of assets...................................        (418)     (1,014)   (35,122)
                                                             ----------   ---------   --------
          Total operating expenses.........................     639,802     536,220    397,939
                                                             ----------   ---------   --------
Operating income...........................................     568,999     419,873    213,491
Other income (expense):
  Interest income..........................................      30,565      19,379        879
  Interest expense.........................................     (14,487)    (10,270)    (2,326)
  Other, net...............................................       5,154       1,079        661
                                                             ----------   ---------   --------
Income before income tax expense...........................     590,231     430,061    212,705
Income tax expense.........................................    (206,572)   (151,456)   (66,317)
                                                             ----------   ---------   --------
Net income.................................................  $  383,659   $ 278,605   $146,388
                                                             ==========   =========   ========
Net income per share:
  Basic....................................................  $     2.78   $    2.01   $   1.18
                                                             ==========   =========   ========
  Diluted..................................................  $     2.66   $    1.93   $   1.18
                                                             ==========   =========   ========
Weighted average shares outstanding:
  Common shares............................................     138,020     138,560    124,462
  Dilutive potential common shares.........................       9,876       8,929         --
                                                             ----------   ---------   --------
          Total weighted average shares outstanding........     147,896     147,489    124,462
                                                             ==========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                    ACCUMULATED
                                                                      RETAINED         OTHER
                                   COMMON STOCK        ADDITIONAL     EARNINGS     COMPREHENSIVE      TREASURY STOCK
                               ---------------------    PAID-IN     (ACCUMULATED       GAINS       --------------------
                                 SHARES      AMOUNT     CAPITAL       DEFICIT)       (LOSSES)       SHARES      AMOUNT
                               -----------   -------   ----------   ------------   -------------   ---------   --------
December 31, 1995............   50,000,000   $  500    $  665,107    $(171,444)       $(1,269)            --   $     --
  Net income.................           --       --            --      146,388             --             --         --
  Merger with Arethusa.......   17,893,344      179       550,507           --             --             --         --
  Stock options exercised....      460,065        5         4,418           --             --             --         --
  Exchange rate changes,
    net......................           --       --            --           --            341             --         --
                               -----------   ------    ----------    ---------        -------      ---------   --------
December 31, 1996............   68,353,409      684     1,220,032      (25,056)          (928)            --         --
                               -----------   ------    ----------    ---------        -------      ---------   --------
  Net income.................           --       --            --      278,605             --             --         --
  Issuance of common stock...    1,250,000       12        82,270           --             --             --         --
  Two-for-one stock split....   69,649,474      696            --         (696)            --             --         --
  Dividends to
    stockholders.............           --       --            --      (19,503)            --             --         --
  Stock options exercised....       57,065        1           410           --             --             --         --
  Exchange rate changes,
    net......................           --       --            --           --           (894)            --         --
  Loss on investments, net...           --       --            --           --           (106)            --         --
                               -----------   ------    ----------    ---------        -------      ---------   --------
December 31, 1997............  139,309,948    1,393     1,302,712      233,350         (1,928)            --         --
                               -----------   ------    ----------    ---------        -------      ---------   --------
  Net income.................           --       --            --      383,659             --             --         --
  Treasury stock purchases...           --       --            --           --             --      3,518,100    (88,726)
  Dividends to
    stockholders.............           --       --            --      (69,226)            --             --         --
  Stock options exercised....       23,687       --            94           --             --             --         --
  Exchange rate changes,
    net......................           --       --            --           --           (291)            --         --
  Loss on investments, net...           --       --            --           --         (5,779)            --         --
                               -----------   ------    ----------    ---------        -------      ---------   --------
December 31, 1998............  139,333,635   $1,393    $1,302,806    $ 547,783        $(7,998)     3,518,100   $(88,726)
                               ===========   ======    ==========    =========        =======      =========   ========


                                   TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                               -------------
December 31, 1995............   $  492,894
  Net income.................      146,388
  Merger with Arethusa.......      550,686
  Stock options exercised....        4,423
  Exchange rate changes,
    net......................          341
                                ----------
December 31, 1996............    1,194,732
                                ----------
  Net income.................      278,605
  Issuance of common stock...       82,282
  Two-for-one stock split....           --
  Dividends to
    stockholders.............      (19,503)
  Stock options exercised....          411
  Exchange rate changes,
    net......................         (894)
  Loss on investments, net...         (106)
                                ----------
December 31, 1997............    1,535,527
                                ----------
  Net income.................      383,659
  Treasury stock purchases...      (88,726)
  Dividends to
    stockholders.............      (69,226)
  Stock options exercised....           94
  Exchange rate changes,
    net......................         (291)
  Loss on investments, net...       (5,779)
                                ----------
December 31, 1998............   $1,755,258
                                ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1998       1997       1996
                                                               --------   --------   --------
Net income..................................................   $383,659   $278,605   $146,388
Other comprehensive gains (losses), net of tax:
  Foreign currency translation gain (loss)..................       (291)      (894)       341
  Unrealized holding loss on investments....................     (5,797)      (106)        --
  Reclassification adjustment for losses included in net
     income.................................................         18         --         --
                                                               --------   --------   --------
          Total other comprehensive income (loss)...........     (6,070)    (1,000)       341
                                                               --------   --------   --------
Comprehensive income........................................   $377,589   $277,605   $146,729
                                                               ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            ---------   ---------   ---------
Operating activities:
  Net income..............................................  $ 383,659   $ 278,605   $ 146,388
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................    130,271     108,335      75,767
     Gain on sale of assets...............................       (418)     (1,014)    (35,122)
     Gain on sale of investment securities................     (1,116)     (1,529)         --
     Deferred tax provision...............................     61,403      34,650      17,278
     Accretion of discount on investment securities.......    (14,568)    (10,505)       (159)
     Amortization of debt issuance costs..................        521         456       2,570
  Changes in operating assets and liabilities:
     Accounts receivable..................................    (26,153)    (32,959)    (64,715)
     Rig inventory and supplies and other current
       assets.............................................    (21,911)     (3,319)     (2,789)
     Other assets, non-current............................       (705)        949      (1,747)
     Accounts payable and accrued liabilities.............     40,534      15,256      22,155
     Taxes payable........................................     (3,867)      3,893      46,149
     Other liabilities, non-current.......................        835       3,885       4,093
  Other, net..............................................     (1,301)       (335)        365
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    547,184     396,368     210,233
                                                            ---------   ---------   ---------
Investing activities:
  Cash acquired in the merger with Arethusa...............         --          --      20,883
  Capital expenditures....................................   (224,474)   (281,572)   (267,000)
  Acquisition of drilling rigs and related equipment......         --     (80,990)         --
  Proceeds from sale of assets............................      1,011       8,277      40,589
  Net change in marketable securities.....................   (167,818)   (351,682)      5,200
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (391,281)   (705,967)   (200,328)
                                                            ---------   ---------   ---------
Financing activities:
  Reacquisition of common stock...........................    (88,726)         --          --
  Payment of dividends....................................    (69,226)    (19,503)         --
  Issuance of common stock................................         --      82,282          --
  Debt (repayments) borrowings, net.......................         --     (73,000)      5,523
  Issuance of convertible subordinated notes..............         --     400,000          --
  Debt issuance costs.....................................         --      (6,062)     (2,570)
  Proceeds from stock options exercised...................        289         660       5,016
                                                            ---------   ---------   ---------
          Net cash (used in) provided by financing
            activities....................................   (157,663)    384,377       7,969
                                                            ---------   ---------   ---------
Net change in cash and cash equivalents...................     (1,760)     74,778      17,874
  Cash and cash equivalents, beginning of year............    102,958      28,180      10,306
                                                            ---------   ---------   ---------
  Cash and cash equivalents, end of year..................  $ 101,198   $ 102,958   $  28,180
                                                            =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly owned subsidiary prior to the initial public offering in October 1995 (the "Common Stock Offering"), owns 51.6 percent of the outstanding common stock of the Company (see Note 3).

     The Company, through wholly owned subsidiaries, engages in the worldwide contract drilling of offshore oil and gas wells and is a leader in deep water drilling. The fleet is comprised of 30 semisubmersible rigs, 15 jack-up rigs, and one drillship.

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

  Marketable Securities

     The Company's investments are classified as available for sale and stated at fair value under the terms of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

  Supplementary Cash Flow Information

     Cash payments made for interest on long-term debt, including commitment fees, during the years ended December 31, 1998, 1997 and 1996 were $15.0 million, $8.7 million and $3.5 million, respectively. Cash payments made for income taxes during the years ended December 31, 1998, 1997, and 1996 were $151.3 million, $112.1 million, and $3.9 million, respectively.

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

  Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. During the years ended December 31, 1998, 1997, and 1996, the Company incurred interest cost, including amortization of debt issuance costs, of $15.5 million, $14.7 million, and $6.3 million, respectively. Interest cost capitalized during 1998, 1997, and 1996 was $1.0 million, $4.4 million, and $4.0 million, respectively.

  Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Goodwill

     Goodwill from the merger with Arethusa (see Note 2) is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the years ended December 31, 1998, 1997, and 1996 totaled $6.5 million, $6.6 million, and $4.5 million, respectively.

  Debt Issuance Costs

     Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

  Deferred Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Except for selective dividends, the Company's practice prior to 1997 was to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on earnings of these non-U.S. subsidiaries. However, beginning in 1997, the Company changed its practice and intends to repatriate its post-1996 earnings in the foreseeable future. As a result, beginning January 1, 1997, the Company has accrued U.S. taxes on all its post-1996 undistributed non-U.S. earnings. The Company's non-U.S. income tax liabilities are based upon the results of operations of the various subsidiaries and foreign branches in those jurisdictions in which they are subject to taxation.

  Treasury Stock

     In July 1998, the Board of Directors authorized the purchase of shares of the Company's common stock in the open market, from time to time, depending on market conditions. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the year ended December 31, 1998, the Company purchased 3.5 million shares of its common stock at an aggregate cost of $88.7 million, or at an average cost of $25.22 per share. Basic and diluted net income per share for the year ended December 31, 1998 increased $0.03 and $0.02, respectively, as a result of the purchase of treasury stock.

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

     Income from offshore turnkey contracts is recognized on the completed contract method, with revenues accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract.

  Currency Translation

     The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at year-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Accumulated other comprehensive losses." Currency transaction gains and losses are included in the Consolidated Statements of Income in "Other income (expense)." Additionally, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results currently.

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

     Because the Company does not maintain an ongoing plan for the issuance of stock options, the options to purchase up to 1.0 million shares of common stock assumed in the merger with Arethusa (the "Arethusa Options") have not been included as dilutive potential shares. The effect on the computation of per share earnings, had the Arethusa Options been included, was not material. At December 31, 1998, 1997 and 1996, there were Arethusa Options outstanding for the purchase of approximately 48,000, 0.1 million and 0.2 million shares of common stock, respectively.

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

     The accompanying Consolidated Statements of Income reflect the operating results of Arethusa since April 29, 1996, the effective date of the Arethusa Merger. Pro forma consolidated operating results of the Company and Arethusa for the year ended December 31, 1996 assuming the acquisition had been made as of January 1, 1996 are summarized below (in thousands, except per share date):

Revenue.....................................................   $667,543
Net income..................................................    153,409
Net income per share:
  Basic.....................................................       1.13
  Diluted...................................................       1.13

     The pro forma information for the year ended December 31, 1996 includes adjustments for additional depreciation based on the fair market value of the drilling and other property and equipment acquired and the amortization of goodwill arising from the transaction. The pro forma information is not necessarily indicative of the results of operations had the transactions been effected on the assumed dates.

3. COMMON STOCK

     In July 1997, the Board of Directors declared a two-for-one stock split in the form of a stock dividend which was distributed on August 14, 1997 to stockholders of record on July 24, 1997. The dividend was charged to retained earnings in the amount of $0.7 million, which was based on the par value of 69.6 million shares of common stock.

     In April 1997, the Company completed a public offering of 2.5 million shares of common stock generating net proceeds of approximately $82.3 million. The net proceeds were used to acquire the Ocean Confidence, a semisubmersible accommodation vessel (see Note 5).

4. MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:

                                                              DECEMBER 31, 1998
                                                      ---------------------------------
                                                                 UNREALIZED     MARKET
                                                        COST     GAIN (LOSS)    VALUE
                                                      --------   -----------   --------
                                                               (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
  Due within one year...............................  $304,224     $   (21)    $304,203
  Due after one year through five years.............    24,982          91       25,073
Collateralized mortgage obligations.................   203,504        (452)     203,052
Equity securities...................................    12,117      (8,671)       3,446
                                                      --------     -------     --------
          Total.....................................  $544,827     $(9,053)    $535,774
                                                      ========     =======     ========

                                                              DECEMBER 31, 1997
                                                      ---------------------------------
                                                                 UNREALIZED     MARKET
                                                        COST     GAIN (LOSS)    VALUE
                                                      --------   -----------   --------
                                                               (IN THOUSANDS)
Repurchase agreements with third parties............  $350,000      $  --      $350,000
Equity securities...................................    13,300       (163)       13,137
                                                      --------      -----      --------
          Total.....................................  $363,300      $(163)     $363,137
                                                      ========      =====      ========

     All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

     During the year ended December 31, 1998, certain equity and debt securities due within one year were sold for proceeds of $2.4 million and $1,262.0 million, respectively. The resulting after-tax realized gains for equity and debt securities were $0.1 million and $0.7 million, respectively. Certain debt securities due after one year were sold for proceeds of $501.9 million during the year ended December 31, 1998, with a resulting after-tax realized gain of $1.3 million. Also during the year ended December 31, 1998, investments through repurchase agreements with third parties were sold for their contracted amounts totaling $350.0 million.

     During 1997, debt securities due within one year were sold at various times for proceeds of $710.1 million, resulting in realized gains that were immaterial. In addition, debt securities due after one year were sold for proceeds of $125.1 million, resulting in an after-tax realized gain of $0.7 million.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Drilling rigs and equipment.................................  $1,929,540   $1,781,107
Construction work in progress...............................      88,266       17,696
Land and buildings..........................................      13,874       12,552
Office equipment and other..................................      14,100       10,551
                                                              ----------   ----------
  Cost......................................................   2,045,780    1,821,906
Less accumulated depreciation...............................    (493,960)    (370,165)
                                                              ----------   ----------
  Drilling and other property and equipment, net............  $1,551,820   $1,451,741
                                                              ==========   ==========

  Asset Acquisitions

     In May 1997, the Company acquired the Ocean Confidence, a semisubmersible accommodation vessel with dynamic-positioning capabilities, for approximately $81.0 million in cash. The Company chartered the vessel to the seller until December 1997. The Ocean Confidence is currently being converted to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The upgrade is anticipated to be completed in early 2000, when the rig will commence a five-year contract in the Gulf of Mexico.

  Asset Dispositions

     During the year ended December 31, 1997, the Company sold a semisubmersible drilling rig, the Ocean Zephyr, located offshore Brazil, for a $5.4 million note receivable, which was paid in July 1998, generating an after-tax gain of $0.6 million. Also in 1997, the Company sold a warehouse facility on approximately
6.6 acres of land near Houston, Texas, which was acquired in the Arethusa Merger, for approximately $0.6 million (see Note 2). No gain or loss was recognized on this sale.

     During the year ended December 31, 1996, the Company sold all of the operational assets of Diamond M Onshore, Inc., a wholly owned subsidiary of the Company, for approximately $26.0 million in cash, which generated an after-tax gain of $15.6 million, or $0.12 per share on a diluted basis. The assets sold consisted of ten land drilling rigs, all of which were operating, 18 trucks, a yard facility in Alice, Texas and various other associated equipment. In addition, two of the Company's shallow water jack-up drilling rigs (the Ocean Magallanes and the Ocean Conquest) and a semisubmersible (the Ocean Zephyr II), all of which had previously been stacked, were sold during 1996 increasing net income by $7.0 million, or $0.05 per share on a diluted basis.

6. GOODWILL

     The Arethusa Merger generated an excess of the purchase price over the estimated fair value of the net assets acquired (see Note 2). Cost and accumulated amortization of such goodwill is summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $127,418   $129,746
Less: Accumulated amortization..............................   (17,593)   (11,123)
                                                              --------   --------
          Total.............................................  $109,825   $118,623
                                                              ========   ========

     During the years ended December 31, 1998 and 1997, adjustments of $2.3 million and $2.9 million, respectively, were recorded to reduce goodwill before accumulated amortization. These adjustments represent the tax benefit of the excess of tax deductible goodwill over the reported amounts of goodwill when realized on the tax return.

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Personal injury and other claims............................  $20,676   $23,960
Payroll and benefits........................................   18,701    15,951
Interest payable............................................    5,667     5,684
Other.......................................................    8,239     3,340
                                                              -------   -------
          Total.............................................  $53,283   $48,935
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

  Credit Agreements

     In August 1997, the Company terminated its revolving credit facility with a group of banks which was available through December 2001 and had provided a maximum credit commitment of $200.0 million.

9. COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

     The income tax effects allocated to the components of other comprehensive income are as follows:

                                                           YEAR ENDED DECEMBER 31, 1998
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation gain (loss).............   $ (1,430)     $1,139      $  (291)
Unrealized gain (loss) on investments:
  Gain (loss) arising during 1998....................     (8,918)      3,121       (5,797)
  Reclassification adjustment........................         28         (10)          18
                                                        --------      ------      -------
  Net unrealized gain (loss).........................     (8,890)      3,111       (5,779)
                                                        --------      ------      -------
Other comprehensive income (loss)....................   $(10,320)     $4,250      $(6,070)
                                                        ========      ======      =======

                                                           YEAR ENDED DECEMBER 31, 1997
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation loss....................   $   (894)     $   --      $  (894)
Unrealized gain (loss) on investments................       (163)         57         (106)
                                                        --------      ------      -------
Other comprehensive income (loss)....................   $ (1,057)     $   57      $(1,000)
                                                        ========      ======      =======

                                                           YEAR ENDED DECEMBER 31, 1996
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation gain....................   $    341      $   --      $   341
                                                        --------      ------      -------
Other comprehensive income...........................   $    341      $   --      $   341
                                                        ========      ======      =======

10. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases which expire through the year 2002. Total rent expense amounted to $1.8 million, $1.8 million, and $1.6 million for the years ended December 31, 1998, 1997, and 1996, respectively. Minimum future rental payments under leases are approximately $0.7 million, $0.3 million, $0.1 million, and $0.1 million for the years 1999 to 2002, respectively. There are no minimum future rental payments under leases after the year 2002.

     The Company is contingently liable as of December 31, 1998 in the amount of $21.2 million under certain performance, bid, and export bonds and bonds securing obligations in connection with litigation. On the Company's behalf, banks have issued letters of credit securing certain of these bonds.

     In 1996, the survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company appealed the judgment. In July 1998, the Texas Fourth Court of Appeals in San Antonio reversed the judgment of the trial court and rendered that the plaintiffs take nothing. A motion for a new trial filed by the plaintiffs was denied by the Texas Fourth Court of Appeals in December 1998. In February 1999, the plaintiffs filed a petition for review with the Supreme Court of Texas. The Company has received notices from certain of its insurance underwriters reserving their rights to deny coverage on the Company's insurance policies in excess of $2.0 million for damages resulting from such lawsuit. Management believes that the Company has complied with all conditions of coverage for final unappealable damages, if any, in the case. While the ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company has not established a liability for such claim at this time.

     A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution and the appeal is pending. No provision for any liability has been made in the financial statements.

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

11. FINANCIAL INSTRUMENTS

  Concentrations of Credit and Market Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash and trade accounts receivable, and investments in debt and equity securities, including collateralized mortgage obligations ("CMO's"). The Company places its temporary excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable are limited primarily due to the entities comprising the Company's customer base. Since the market for the Company's services is the offshore oil and gas industry, this customer base consists primarily of major oil companies and independent oil and gas producers. The Company provides allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented and, historically, the Company has not experienced significant losses on trade receivables. The Company's investments in debt securities, which are primarily U.S. government securities, do not impose a significant market risk on the Company as they are generally short-term with ready marketability. Investments in CMO's are not considered high-risk as they consist of high quality mortgage-backed securities and are principal-only certificates, which eliminates the risk of potential loss related to prepayment.

  Fair Values

     The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. At December 31, 1998 and 1997, the fair value of the Notes was approximately $371.2 million and $527.0 million, respectively, as compared to a carrying amount of $400.0 million.

     The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 1998 and 1997. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

          Cash and cash equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.

          Marketable securities -- The fair values of the debt and equity securities, including CMO's, available for sale were based on quoted market prices as of December 31, 1998 and 1997.

          Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

          Long-term debt -- The fair value was based on the quoted market price from brokers of the Notes.

12. RELATED PARTY TRANSACTIONS

     The Company and Loews have entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement, unless due to the gross negligence or willful misconduct of Loews. The Company was charged $0.4 million, $0.3 million, and $0.2 million by Loews for these support functions during the years ended December 31, 1998, 1997, and 1996, respectively.

13. INCOME TAXES

     An analysis of the Company's income tax expense is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
U.S. -- current....................................  $(110,379)  $ (99,001)  $(44,950)
U.S. -- deferred...................................    (61,403)    (34,650)   (17,278)
Non-U.S. -- current................................    (34,790)    (17,300)    (3,486)
State and other....................................         --        (505)      (603)
                                                     ---------   ---------   --------
          Total....................................  $(206,572)  $(151,456)  $(66,317)
                                                     =========   =========   ========

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  12,236   $  19,143
  Worker's compensation accruals(1).........................      4,960       6,188
  Foreign tax credits.......................................     15,181       9,023
  Other.....................................................     10,909       2,007
                                                              ---------   ---------
          Total deferred tax assets.........................     43,286      36,361
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation and amortization.............................   (252,141)   (196,546)
  Undistributed earnings of non-U.S. subsidiaries...........    (23,858)    (17,668)
  Non-U.S. deferred taxes...................................    (15,402)    (15,236)
  Other.....................................................    (10,722)    (10,236)
                                                              ---------   ---------
     Total deferred tax liabilities.........................   (302,123)   (239,686)
                                                              ---------   ---------
          Net deferred tax liability........................  $(258,837)  $(203,325)
                                                              =========   =========

---------------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     Except for selective dividends, the Company's practice prior to 1997 was to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on such earnings. However, beginning in 1997, the Company intends to repatriate its post-1996 earnings in the foreseeable future. As a result, the Company has accrued U.S. taxes on all undistributed non-U.S. earnings generated since January 1, 1997. Undistributed earnings of non-U.S. subsidiaries generated prior to 1997 for which no U.S. deferred income tax provision has been made for possible future remittances totaled approximately $60.5 million at December 31, 1998. In addition, the Company has negative undistributed earnings of non-U.S. subsidiaries generated prior to 1997 of $57.3 million at December 31, 1998 for which no deferred tax benefit has been recognized. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes, if any, that might be payable on the actual or deemed remittance of such earnings. On actual remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.

     The Company believes it is probable that its deferred tax assets of $43.3 million will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences. However, if the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance will be required as a charge to expense.

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

     In connection with the Arethusa Merger, the Company acquired net operating loss ("NOL") carryforwards available to offset future taxable income. The utilization of these NOL carryforwards is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). For the year ended December 31, 1998, the Company utilized $20.7 million of such carryforwards and has previously recorded a deferred tax asset for the benefit of the remaining NOL carryforwards available to be carried forward to future years. Such carryforwards expire as follows:

                                                               TAX BENEFIT OF
                                                               NET OPERATING
YEAR                                                               LOSSES
----                                                           --------------
                                                               (IN THOUSANDS)
2005........................................................      $     6
2006........................................................        2,364
2007........................................................        2,739
2008........................................................        1,972
2009........................................................        3,838
2010........................................................        1,317
                                                                  -------
          Total.............................................      $12,236
                                                                  =======

     The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
Income before income tax expense:
  U.S......................................................  $ 532,378   $ 373,319   $153,615
  Non-U.S..................................................     57,853      56,742     59,090
                                                             ---------   ---------   --------
  Worldwide................................................  $ 590,231   $ 430,061   $212,705
                                                             =========   =========   ========
Expected income tax expense at federal statutory rate......  $(206,581)  $(150,521)  $(74,447)
Non-U.S. income:
  Utilization of net operating loss carryforwards..........         --          --      6,843
  Impact of non-U.S. losses for which a current tax benefit
     is not available......................................         --          --     (1,642)
Adjustment to prior year return............................         --          --      1,737
State taxes and other......................................          9        (935)     1,192
                                                             ---------   ---------   --------
          Income tax expense...............................  $(206,572)  $(151,456)  $(66,317)
                                                             =========   =========   ========

14. EMPLOYEE BENEFIT PLANS

  Defined Contribution Plans

     The Company maintains defined contribution retirement plans for its U.S., U.K. and third country national ("TCN") employees. The plan for U.S. employees (the "401(k) Plan") is designed to qualify under Section 401(k) of the Code. Under the 401(k) Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401(k) Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401(k) Plan. The Company contributes 3.75 percent of a participant's defined compensation and matches 25 percent of the first 6 percent of each employee's compensation contributed. Participants are fully vested immediately upon enrollment in the plan. For the years ended December 31, 1998, 1997, and 1996, the Company's provision for contributions was $5.7 million, $4.1 million, and $2.5 million, respectively.

     The plan for U.K. employees provides that the Company contribute amounts equivalent to the employee's contributions generally up to a maximum of 3 percent of the employee's defined compensation per year. For the years ended December 31, 1998, 1997, and 1996, the Company's provision for contributions was $0.5 million, $0.3 million, and $0.3 million, respectively.

     The plan for the Company's TCN employees was effective April 1, 1998 and is similar to the 401(k) Plan. The Company contributes 3.75 percent of a participant's defined compensation and matches

25 percent of the first 6 percent of each employee's compensation contributed. For the year ended December 31, 1998, the Company's provision for contributions was $0.3 million.

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

  Deferred Compensation and Supplemental Executive Retirement Plan

     The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes any portion of the 3.75 percent of the base salary contribution and the matching contribution to the 401(k) Plan that cannot be contributed because of the limitations of Sections 401(a)(17), 401(k)(3), 401(m)(2), 402(g) and 415 of the
Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10 percent of base compensation and/or up to 100 percent of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company's provision for contributions for the years ended December 31, 1998, 1997, and 1996 were not material.

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

     The data and significant actuarial assumptions as of the plan's year end set forth in the following tables are presented in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which the Company has retroactively adopted for all periods presented.

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 9,365   $ 8,536
  Interest cost.............................................      668       633
  Actuarial gain............................................      877       506
  Benefits paid.............................................     (313)     (310)
                                                              -------   -------
  Benefit obligation at end of year.........................   10,597     9,365
                                                              -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year............   12,971    10,119
  Actual return on plan assets..............................      (87)    3,162
  Benefits paid.............................................     (313)     (310)
                                                              -------   -------
  Fair value of plan assets at end of year..................   12,571    12,971
                                                              -------   -------
  Funded status.............................................    1,974     3,606
  Unrecognized gain.........................................     (394)   (2,218)
                                                              -------   -------
  Prepaid benefit cost......................................  $ 1,580   $ 1,388
                                                              =======   =======

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Weighted-average assumptions:
  Discount rate.............................................    6.75%     7.25%
  Expected long-term rate...................................    9.00%     9.00%

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Components of net periodic benefit cost:
  Interest cost.............................................  $  (668)  $  (633)
  Expected return on plan assets............................    1,154       902
  Amortization of gain......................................       63        --
                                                              -------   -------
  Net periodic pension benefit income.......................  $   549   $   269
                                                              =======   =======

15. SEGMENTS AND GEOGRAPHIC AREA ANALYSIS

     The Company manages its business on the basis of one reportable segment, contract drilling of offshore oil and gas wells. Although the Company provides contract drilling services from different types of offshore drilling rigs and provides such services in many geographic locations, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers of such services. The data below is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has retroactively adopted for all periods presented.

  Similar Services

     Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         1998        1997       1996
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Fourth-generation semisubmersibles..................  $  286,875   $206,708   $112,022
Other semisubmersibles..............................     707,227    545,701    341,163
Jack-ups............................................     209,134    192,169    122,503
Integrated services.................................      26,876     36,342     32,798
Land................................................          --         --     22,675
Other...............................................          --      3,257         --
Eliminations........................................     (21,311)   (28,084)   (19,731)
                                                      ----------   --------   --------
  Total revenues....................................  $1,208,801   $956,093   $611,430
                                                      ==========   ========   ========

  Geographic Areas

     At December 31, 1998, the Company had operations offshore seven countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1998        1997       1996
                                                              ----------   --------   --------
                                                                       (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States.............................................  $  692,648   $609,470   $384,708
  Foreign:
     Europe/Africa..........................................     292,579    201,893    126,618
     Australia/Southeast Asia...............................     139,056     93,963     65,335
     South America..........................................      84,518     50,767     34,769
                                                              ----------   --------   --------
                                                                 516,153    346,623    226,722
Interarea revenues from affiliates:
  United States.............................................     169,322     74,096     31,147
  South America.............................................          --        971      1,921
  Other.....................................................       7,284     14,658      6,156
                                                              ----------   --------   --------
                                                                 176,606     89,725     39,224
Eliminations................................................    (176,606)   (89,725)   (39,224)
                                                              ----------   --------   --------
          Total.............................................  $1,208,801   $956,093   $611,430
                                                              ==========   ========   ========

     An individual foreign country may, from time to time, contribute a material percentage of the Company's total revenues from unaffiliated customers. For the years ended December 31, 1998, 1997, and 1996, individual countries that contributed five percent or more of the Company's total revenues from unaffiliated customers are listed below.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ----   ----   ----
United Kingdom..............................................  11.0%  11.1%  15.9%
Brazil......................................................   7.0%   5.3%   5.7%
Australia...................................................   5.3%   4.7%   6.1%

     Long-lived tangible assets located in the United States and all foreign countries in which the Company holds assets as of December 31, 1998, 1997, and 1996 are listed below. A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Drilling and other property and equipment, net:
  United States..................................  $1,073,862   $  936,906   $  819,120
  Foreign:
     Europe/Africa...............................     233,753      313,536      166,130
     South America...............................     186,432      143,141      151,323
     Australia/Southeast Asia....................      57,773       58,158       61,587
                                                   ----------   ----------   ----------
                                                      477,958      514,835      379,040
                                                   ----------   ----------   ----------
          Total..................................  $1,551,820   $1,451,741   $1,198,160
                                                   ==========   ==========   ==========

     Individual countries with material concentrations of the Company's assets included the United Kingdom and Brazil. Approximately 5.2 percent, 10.8 percent, and 11.1 percent of the Company's total drilling and other property and equipment were located in or offshore of the United Kingdom as of December 31, 1998, 1997, and 1996, respectively. Approximately 12.0 percent, 9.9 percent, and
12.6 percent of the Company's total drilling and other property and equipment were located in or offshore Brazil as of December 31, 1998, 1997, and 1996, respectively.

  Major Customers

     The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. During the year ended December 31, 1998, one customer contributed 17.4 percent of total revenues. During the year ended December 31, 1997, one customer contributed 14.3 percent of total revenues. During the year ended December 31, 1996, two customers contributed
13.8 percent and 13.5 percent of total revenues.

16. UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 1998 and 1997 is shown below.

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenues...........................................  $286,069   $323,517   $315,786   $283,429
Operating income...................................   122,043    168,452    160,249    118,255
Income before income tax expense...................   124,648    172,430    167,220    125,933
Net income.........................................    80,722    111,665    108,702     82,570
Net income per share:
  Basic............................................      0.58       0.80       0.79       0.61
  Diluted..........................................      0.56       0.76       0.75       0.58
1997
Revenues...........................................  $204,733   $228,534   $250,497   $272,329
Operating income...................................    84,306     98,229    117,013    120,325
Income before income tax expense...................    87,014    100,389    119,338    123,320
Net income.........................................    56,230     65,234     77,831     79,310
Net income per share:
  Basic............................................      0.41       0.47       0.56       0.57
  Diluted..........................................      0.39       0.45       0.54       0.55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    27
Consolidated Balance Sheets.................................    28
Consolidated Statements of Income...........................    29
Consolidated Statements of Stockholders' Equity.............    30
Consolidated Statements of Comprehensive Income.............    31
Consolidated Statements of Cash Flows.......................    32
Notes to Consolidated Financial Statements..................    33

          (2) Financial Statement Schedules

             No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

          (3) Index of Exhibits.............................    51

             See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

     (c) Index of Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1998).
          3.2            -- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1998).
          4.1            -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          4.2            -- Supplemental Indenture, dated as of February 4, 1997,
                            between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
         10.1            -- Registration Rights Agreement (the 'Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995).
         10.2            -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997, between Loews and the Company
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
         10.3            -- Services Agreement dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit
                            10.3 of the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995).
         10.4+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated
                            by reference to Exhibit 10.6 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
         10.5+           -- Diamond Offshore Deferred Compensation and Supplemental
                            Executive Retirement Plan effective December 17, 1996
                            (incorporated by reference to Exhibit 10.10 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996).
         10.6+           -- First Amendment to Diamond Offshore Deferred Compensation
                            and Supplemental Executive Retirement Plan dated March
                            18, 1998 (incorporated by reference to Exhibit 10.8 of
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997).
         11.1*           -- Statement re Computation of Per Share Earnings.
         12.1*           -- Statement re Computation of Ratios.
         21.1*           -- List of Subsidiaries of the Company.
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.
         27.1*           -- Financial Data Schedule.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 1999.

                                            DIAMOND OFFSHORE DRILLING, INC.

                                            By:     /s/ GARY T. KRENEK*
                                              ----------------------------------
                                                        Gary T. Krenek
                                                   Vice President and Chief
                                                      Financial Officer

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ JAMES S. TISCH*                   Chairman of the Board and Chief      March 1, 1999
-----------------------------------------------------    Executive Officer
                   James S. Tisch

             /s/ LAWRENCE R. DICKERSON*                President, Chief Operating Officer   March 1, 1999
-----------------------------------------------------    and Director
                Lawrence R. Dickerson

                 /s/ GARY T. KRENEK*                   Vice President and Chief Financial   March 1, 1999
-----------------------------------------------------    Officer (Principal Financial
                   Gary T. Krenek                        Officer)

               /s/ LESLIE C. KNOWLTON*                 Controller (Principal Accounting     March 1, 1999
-----------------------------------------------------    Officer)
                 Leslie C. Knowlton

               /s/ HERBERT C. HOFMANN*                 Director                             March 1, 1999
-----------------------------------------------------
                 Herbert C. Hofmann

                /s/ ARTHUR L. REBELL*                  Director                             March 1, 1999
-----------------------------------------------------
                  Arthur L. Rebell

             /s/ MICHAEL H. STEINHARDT*                Director                             March 1, 1999
-----------------------------------------------------
                Michael H. Steinhardt

               /s/ RAYMOND S. TROUBH*                  Director                             March 1, 1999
-----------------------------------------------------
                  Raymond S. Troubh

*By:           /s/ WILLIAM C. LONG
     ------------------------------------------------
                   William C. Long
                  Attorney-in-Fact

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1998).
          3.2            -- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1998).
          4.1            -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          4.2            -- Supplemental Indenture, dated as of February 4, 1997,
                            between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
         10.1            -- Registration Rights Agreement (the 'Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995).
         10.2            -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997, between Loews and the Company
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
         10.3            -- Services Agreement dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit
                            10.3 of the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995).
         10.4+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated
                            by reference to Exhibit 10.6 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
         10.5+           -- Diamond Offshore Deferred Compensation and Supplemental
                            Executive Retirement Plan effective December 17, 1996
                            (incorporated by reference to Exhibit 10.10 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996).
         10.6+           -- First Amendment to Diamond Offshore Deferred Compensation
                            and Supplemental Executive Retirement Plan dated March
                            18, 1998 (incorporated by reference to Exhibit 10.8 of
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997).
         11.1*           -- Statement re Computation of Per Share Earnings.
         12.1*           -- Statement re Computation of Ratios.
         21.1*           -- List of Subsidiaries of the Company.
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.
         27.1*           -- Financial Data Schedule.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.