Form 10-Q
period 1999-03-31
DIAMOND OFFSHORE DRILLING INC
filed 1999-04-29
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

          (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to_________

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

     As of April 19, 1999       Common stock, $0.01       135,824,281 shares
                                par value per share

                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999


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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................18

PART II.  OTHER INFORMATION......................................................................19

         ITEM 1.  LEGAL PROCEEDINGS..............................................................19

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................19

         ITEM 5.  OTHER INFORMATION..............................................................19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................19

SIGNATURES.......................................................................................20

EXHIBIT INDEX....................................................................................21

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                             MARCH 31,       DECEMBER 31,
                                                                            ------------     ------------
                                                                                1999             1998
                                                                            ------------     ------------
                                                                             (UNAUDITED)
                                     ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents ..........................................    $     69,946     $    101,198
    Marketable securities ..............................................         589,068          535,774
    Accounts receivable ................................................         200,153          233,719
    Rig inventory and supplies .........................................          36,093           35,794
    Prepaid expenses and other .........................................          36,014           31,939
                                                                            ------------     ------------
                                Total current assets ...................         931,274          938,424
  DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
    ACCUMULATED DEPRECIATION ...........................................       1,612,762        1,551,820
  GOODWILL, NET OF ACCUMULATED AMORTIZATION ............................         108,241          109,825
  OTHER ASSETS .........................................................           9,351            9,647
                                                                            ------------     ------------
                                Total assets ...........................    $  2,661,628     $  2,609,716
                                                                            ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ...................................................    $     84,452     $     93,938
    Accrued liabilities ................................................          47,476           53,283
    Taxes payable ......................................................          43,144           13,180
                                                                            ------------     ------------
                                Total current liabilities ..............         175,072          160,401
  LONG-TERM DEBT .......................................................         400,000          400,000
  DEFERRED TAX LIABILITY ...............................................         270,472          263,797
  OTHER LIABILITIES ....................................................          27,453           30,260
                                                                            ------------     ------------
                                Total liabilities ......................         872,997          854,458
                                                                            ------------     ------------
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
    Preferred stock (par value $0.01, 25,000,000 shares authorized,
     none issued and outstanding) ......................................              --               --
    Common stock (par value $0.01, 500,000,000 shares authorized,
     139,333,635 issued, 135,815,535 outstanding at March 31, 1999
     and December 31, 1998) ............................................           1,393            1,393
    Additional paid-in capital .........................................       1,302,806        1,302,806
    Retained earnings ..................................................         582,624          547,783
    Accumulated other comprehensive losses .............................          (9,466)          (7,998)
    Treasury stock, at cost (3,518,100 shares) .........................         (88,726)         (88,726)
                                                                            ------------     ------------
                         Total stockholders' equity ....................       1,788,631        1,755,258
                                                                            ------------     ------------
                         Total liabilities and stockholders' equity ....    $  2,661,628     $  2,609,716
                                                                            ============     ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                -----------------------------
                                                                    1999             1998
                                                                ------------     ------------

   REVENUES ................................................    $    228,037     $    286,069

   OPERATING EXPENSES:
          Contract drilling ................................         110,718          125,333
          Depreciation and amortization ....................          35,657           31,999
          General and administrative .......................           6,001            6,772
          Gain on sale of assets ...........................            (125)             (78)
                                                                ------------     ------------
               Total operating expenses ....................         152,251          164,026
                                                                ------------     ------------

   OPERATING INCOME ........................................          75,786          122,043

   OTHER INCOME (EXPENSE):
          Interest income ..................................           8,351            6,585
          Interest expense .................................          (3,332)          (3,843)
          Other, net .......................................          (1,093)            (137)
                                                                ------------     ------------
   INCOME BEFORE INCOME TAX EXPENSE ........................          79,712          124,648

   INCOME TAX EXPENSE ......................................         (27,894)         (43,926)
                                                                ------------     ------------

   NET INCOME ..............................................    $     51,818     $     80,722
                                                                ============     ============

   EARNINGS PER SHARE:
          Basic ............................................    $       0.38     $       0.58
                                                                ============     ============
          Diluted ..........................................    $       0.37     $       0.56
                                                                ============     ============

   WEIGHTED AVERAGE SHARES OUTSTANDING:
          Common shares ....................................         135,816          139,325
          Dilutive potential common shares .................           9,876            9,876
                                                                ------------     ------------
               Total weighted average shares outstanding ...         145,692          149,201
                                                                ============     ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

               DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -----------------------------
                                                                         1999             1998
                                                                     ------------     ------------

OPERATING ACTIVITIES:
      Net income ................................................    $     51,818     $     80,722
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ...........................          35,657           31,999
        Gain on sale of assets ..................................            (125)             (78)
        (Gain) loss on sale of investment securities ............              (6)              69
        Deferred tax provision ..................................           8,291           17,862
        Accretion of discounts on investment securities .........          (3,229)          (2,609)
        Amortization of debt issuance costs .....................             134              129
      Changes in operating assets and liabilities:
        Accounts receivable .....................................          33,566          (32,161)
        Rig inventory and supplies and other current assets .....          (4,374)           2,168
        Other assets, non-current ...............................             162             (957)
        Accounts payable and accrued liabilities ................         (15,293)           1,187
        Taxes payable ...........................................          29,147           22,442
        Other liabilities, non-current ..........................          (2,807)            (569)
        Other, net ..............................................            (820)            (350)
                                                                     ------------     ------------
            Net cash provided by operating activities ...........         132,121          119,854
                                                                     ------------     ------------

INVESTING ACTIVITIES:
      Capital expenditures ......................................         (95,019)         (37,089)
      Proceeds from sale of assets ..............................             129              335
      Net change in marketable securities .......................         (51,506)         (90,797)
                                                                     ------------     ------------
            Net cash used in investing activities ...............        (146,396)        (127,551)
                                                                     ------------     ------------

FINANCING ACTIVITIES:
      Payment of dividends ......................................         (16,977)         (17,416)
      Proceeds from stock options exercised .....................              --              211
                                                                     ------------     ------------
            Net cash used in financing activities ...............         (16,977)         (17,205)
                                                                     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS .........................         (31,252)         (24,902)
      Cash and cash equivalents, beginning of period ............         101,198          102,958
                                                                     ------------     ------------
      Cash and cash equivalents, end of period ..................    $     69,946     $     78,056
                                                                     ============     ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

         The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13926).

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

Marketable Securities

         The Company's investments are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt totaled $7.5 million during each quarter ended March 31, 1999 and 1998. Cash payments made, net of refunds, for income taxes during the quarters ended March 31, 1999 and 1998 totaled $8.9 million and $4.2 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $3.9 million during each quarter ended March 31, 1999 and 1998. Interest cost capitalized during each quarter ended March 31, 1999 and 1998 was not material.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.6 million for each quarter ended March 31, 1999 and 1998.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Treasury Stock

         In July 1998, the Board of Directors authorized the purchase of shares of the Company's common stock in the open market, from time to time, depending on market conditions. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets.

Comprehensive Income

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1999 and 1998, comprehensive income totaled $50.6 million and $79.7 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share was calculated by dividing net income, adjusted to eliminate the after-tax effect of interest expense, by the weighted average number of shares of common stock outstanding and the weighted average number of shares of common stock issuable assuming full conversion of the convertible subordinated notes as of the beginning of the periods presented.

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

2. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                                  MARCH 31, 1999
                                                                   ---------------------------------------------
                                                                                    UNREALIZED        MARKET
                                                                       COST         GAIN (LOSS)        VALUE
                                                                   ------------    ------------     ------------
                                                                                  (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                      Due within one year .....................    $    185,269    $         75     $    185,344
                      Due after one year through five years ...         198,697             413          199,110
                 Collateralized mortgage obligations ..........         203,483          (1,269)         202,214
                 Equity securities ............................          12,117          (9,717)           2,400
                                                                   ------------    ------------     ------------
                      Total ...................................    $    599,566    $    (10,498)    $    589,068
                                                                   ============    ============     ============

                                                                                   DECEMBER 31, 1998
                                                                   ---------------------------------------------
                                                                                    UNREALIZED        MARKET
                                                                       COST         GAIN (LOSS)        VALUE
                                                                   ------------    ------------     ------------
                                                                                  (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                      Due within one year......................    $    304,224             (21)    $    304,203
                      Due after one year through five years              24,982              91           25,073
                 Collateralized mortgage obligations...........         203,504            (452)         203,052
                 Equity securities.............................          12,117          (8,671)           3,446
                                                                   ------------    ------------     ------------
                      Total....................................    $    544,827    $     (9,053)    $    535,774
                                                                   ============    ============     ============

         All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

         During the three months ended March 31, 1999 and 1998, certain debt securities due within one year were sold or matured for proceeds of $269.2 million and $95.4 million, respectively. The resulting after-tax realized gain and loss for the quarters ended March 31, 1999 and 1998 was not material. Also, during the three months ended March 31, 1998, investments through repurchase agreements with third parties were sold for their contracted amounts totaling $350.0 million.

3. DRILLING AND OTHER PROPERTY AND EQUIPMENT

         Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                             MARCH 31,       DECEMBER 31,
                                                                            ------------     ------------
                                                                                1999             1998
                                                                            ------------     ------------
                                                                                    (IN THOUSANDS)
                 Drilling rigs and equipment ...........................    $  1,960,899     $  1,929,540
                 Construction work in progress .........................         150,936           88,266
                 Land and buildings ....................................          13,878           13,874
                 Office equipment and other ............................          15,072           14,100
                                                                            ------------     ------------
                    Cost ...............................................       2,140,785        2,045,780
                 Less accumulated depreciation .........................        (528,023)        (493,960)
                                                                            ------------     ------------
                    Drilling and other  property and equipment, net ....    $  1,612,762     $  1,551,820
                                                                            ============     ============

4. GOODWILL

         The merger with Arethusa in 1996 generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                              MARCH 31,      DECEMBER 31,
                                            ------------     ------------
                                                1999             1998
                                            ------------     ------------
                                                   (IN THOUSANDS)

Goodwill ...............................    $    127,418     $    127,418
Less accumulated amortization ..........         (19,177)         (17,593)
                                            ------------     ------------
          Total ........................    $    108,241     $    109,825
                                            ============     ============

5. ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                              MARCH 31,      DECEMBER 31,
                                            ------------     ------------
                                                1999             1998
                                            ------------     ------------
                                                   (IN THOUSANDS)

Personal injury and other claims .......    $     17,987    $     20,676
Payroll and benefits ...................          19,251          18,701
Interest payable .......................           1,916           5,667
Other ..................................           8,322           8,239
                                            ------------    ------------
          Total ........................    $     47,476    $     53,283
                                            ============    ============

6. COMMITMENTS AND CONTINGENCIES

         In 1996, the survivors of a deceased employee of a subsidiary of the Company, Diamond M Onshore, Inc., sued such subsidiary in Duval County, Texas, for damages as a result of the death of the employee. The plaintiffs obtained a judgment in the trial court for $15.7 million plus post-judgment interest. The Company appealed the judgment. In July 1998, the Texas Fourth Court of Appeals in San Antonio reversed the judgment of the trial court and rendered that the plaintiffs take nothing. A motion for a new trial filed by the plaintiffs was denied by the Texas Fourth Court of Appeals in December 1998. The plaintiffs then filed a petition for review with the Supreme Court of Texas which was denied in March 1999. The deadline for filing a motion for rehearing by the plaintiffs has expired. The Company had not established a provision for any liability for this case, therefore, there is no effect on the Company's consolidated financial position, results of operations, or cash flows.

         A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In April 1999, the Texas First Court of Appeals, Houston, set the case for submission in May 1999. No provision for any liability has been made in the financial statements.

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

7. SEGMENTS AND GEOGRAPHIC AREA ANALYSIS

         The Company reports its operations as one reportable segment, contract drilling of offshore oil and gas wells. Although the Company provides contract drilling services from different types of offshore drilling rigs and provides such services in many geographic locations, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers of such services. The data below is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has retroactively adopted for all periods presented.

Similar Services

         Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------
                                                                    (IN THOUSANDS)

  Fourth-Generation Semisubmersibles ...................    $     63,960     $     70,945
  Other Semisubmersibles ...............................         139,453          153,274
  Jack-ups .............................................          24,069           60,086
  Integrated Services ..................................           3,469           15,711
  Eliminations .........................................          (2,914)         (13,947)
                                                            ------------     ------------
          Total revenues ...............................    $    228,037     $    286,069
                                                            ============     ============

Geographic Areas

         At March 31, 1999, the Company had operations offshore seven countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
                                                                    (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States ........................................    $    111,208    $    175,035

  Foreign:
    Europe/Africa ......................................          64,455          69,663
    Australia/Southeast Asia ...........................          28,267          28,446
    South America ......................................          24,107          12,925
                                                            ------------    ------------
        Total Revenues .................................    $    228,037    $    286,069
                                                            ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

         The Company is a leader in deep water drilling with a fleet of 46 offshore drilling rigs. The fleet consists of 30 semisubmersibles, 15 jack-ups and one drillship.

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

         Revenues from offshore turnkey contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract.

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

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           -----------------------------      INCREASE/
                                                               1999             1998          (DECREASE)
                                                           ------------     ------------     ------------
                                                                           (IN THOUSANDS)
         REVENUES
           Fourth-Generation Semisubmersibles .........    $     63,960     $     70,945     $     (6,985)
           Other Semisubmersibles .....................         139,453          153,274          (13,821)
           Jack-ups ...................................          24,069           60,086          (36,017)
           Integrated Services ........................           3,469           15,711          (12,242)
           Eliminations ...............................          (2,914)         (13,947)          11,033
                                                           ------------     ------------     ------------
                   Total Revenues .....................    $    228,037     $    286,069     $    (58,032)
                                                           ============     ============     ============
         CONTRACT DRILLING EXPENSE
           Fourth-Generation Semisubmersibles .........    $     24,390     $     20,615     $      3,775
           Other Semisubmersibles .....................          62,251           79,276          (17,025)
           Jack-ups ...................................          22,708           21,160            1,548
           Integrated Services ........................           3,438           15,505          (12,067)
           Other ......................................             845            2,724           (1,879)
           Eliminations ...............................          (2,914)         (13,947)          11,033
                                                           ------------     ------------     ------------
                   Total Contract Drilling Expense ....    $    110,718     $    125,333     $    (14,615)
                                                           ============     ============     ============
         OPERATING INCOME
           Fourth-Generation Semisubmersibles .........    $     39,570     $     50,330     $    (10,760)
           Other Semisubmersibles .....................          77,202           73,998            3,204
           Jack-ups ...................................           1,361           38,926          (37,565)
           Integrated Services ........................              31              206             (175)
           Other ......................................            (845)          (2,724)           1,879
           Depreciation and Amortization Expense ......         (35,657)         (31,999)          (3,658)
           General and Administrative Expense .........          (6,001)          (6,772)             771
           Gain on Sale of Assets .....................             125               78               47
                                                           ------------     ------------     ------------
                   Total Operating Income .............    $     75,786     $    122,043     $    (46,257)
                                                           ============     ============     ============

     Fourth-Generation Semisubmersibles.

         Revenues. Revenues from fourth-generation semisubmersibles decreased by $7.0 million from the same period in 1998. This decrease resulted primarily from reduced revenues of $6.8 million from the Ocean America due to rig downtime for a mandatory inspection and repairs completed in the first quarter of 1999. In addition, revenues were reduced by $3.9 million due to upgrades and repairs performed on the Ocean Clipper during the first quarter of 1999. These decreases were partially offset by an increase in revenues of approximately $4.6 million from the Ocean Victory, which worked during the first quarter of 1999. During the first quarter of 1998, the Ocean Victory was in the shipyard for repairs required as a result of a fire in the engine room, which occurred in February 1998.

         Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles increased $3.8 million from the same period in 1998. This increase resulted primarily from approximately $2.7 million in costs incurred for the mobilization of the Ocean Alliance from the North Sea to Angola and $2.8 million in costs associated with the mandatory inspection and repairs of the Ocean America. In addition, contract drilling expense for the Ocean Victory increased approximately $0.8 million due to increased utilization during the first quarter of 1999 as compared to the same quarter in 1998 when the rig was undergoing repairs required as a result of a fire in the engine room. These increases were partially offset by a $3.0 million decrease in contract drilling expense for the Ocean Clipper due to rig downtime for upgrades and repairs performed during the first quarter of 1999. See "-- Outlook."

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles decreased $13.8 million from the same quarter in 1998. This decrease resulted primarily from reduced revenues of $13.8 million attributable to a decline in utilization as compared to 1998 and $15.0 million due to rigs removed from service in 1998. See "--Outlook." In addition, revenues were reduced by $15.9 million due to rig downtime for mandatory inspections and repairs of the Ocean New Era, the Ocean Yatzy, and the Ocean Winner and the mobilization of the Ocean Winner from the Gulf of Mexico to Brazil during the first quarter of 1999. Offsetting these decreases in revenues were increases of $24.8 million from five rigs which were undergoing mandatory inspections in the first quarter of 1998 and $6.0 million from revenues generated by increased operating dayrates as compared to the three months ended March 31, 1998.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles decreased $17.0 million from the same quarter in 1998. This decrease resulted primarily from expense reductions of approximately $11.1 million from rigs that were idle for all or part of the current quarter and rigs removed from service in 1998. In addition, expenses decreased by $16.9 million due to costs associated with mandatory inspections performed on five rigs in the first quarter of 1998. Partially offsetting these decreases were increases in costs of approximately $11.0 million associated with mandatory inspections and repairs of the Ocean New Era, the Ocean Yatzy, and the Ocean Winner and mobilization of the Ocean Winner from the Gulf of Mexico to Brazil during the first quarter of 1999.

     Jack-Ups.

         Revenues. Revenues from jack-ups decreased $36.0 million from the same quarter in 1998. This decrease was primarily due to reductions in revenues of $16.0 million as a result of decreased operating dayrates and $14.6 million as a result of declining utilization and rigs removed from service in 1998 and 1999. See "--Outlook." In addition, revenues decreased by $5.4 million from the first quarter of 1998 due to rig downtime for the installation of new engines and other equipment on the Ocean King, which was completed in March 1999.

         Contract Drilling Expense. Contract drilling expense for jack-ups increased $1.5 million over the same quarter in 1998. This increase resulted primarily from operating costs associated with the Ocean Warwick and the Ocean Tower during the current year prior to these rigs being removed from service. Minimal costs were expensed on these rigs in the first quarter of 1998 while they were undergoing upgrades.

     Integrated Services.

         Revenues and contract drilling expense for integrated services decreased as a result of fewer projects during the first quarter of 1999 as compared to the first quarter of 1998.

     Other.

         Other contract drilling expense of $0.8 million during first quarter of 1999 decreased $1.9 million from $2.7 million during the first quarter of 1998. This decrease resulted primarily from a reduction in expenditures during the first quarter of 1999 for crew training programs and various other non-recurring charges.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the three months ended March 31, 1999 of $35.7 million increased $3.7 million from $32.0 million for the three months ended March 31, 1998. This increase resulted primarily due to an increase in the 1999 budgeted capital additions as compared to those budgeted in 1998. Also, depreciation expense increased for the Ocean Warwick and the Ocean Tower upon completion of their upgrades in March and May 1998, respectively.

     Interest Income.

         Interest income of $8.4 million for the three months ended March 31, 1999 increased $1.8 million from $6.6 million for the same period in 1998. This increase resulted primarily from the investment of additional excess cash in 1999. See " -- Liquidity."

     Income Tax Expense.

         Income tax expense of $27.9 million for the three months ended March 31, 1999 decreased $16.0 million from $43.9 million for the three months ended March 31, 1998. This decrease resulted primarily from the $44.9 million decrease in income before income tax expense as compared to the three months ended March 31, 1998.

OUTLOOK

     Despite improvements in product prices and a recent agreement by major OPEC and non-OPEC producers to cut production and support world oil prices, dayrates and utilization have continued to decline. The Company has removed five additional jack-up rigs located in the Gulf of Mexico from service in the first quarter of 1999. The removal of these rigs from service is in addition to the removal of two low-end specification semisubmersible rigs and one jack-up rig located in the Gulf of Mexico, which were previously cold stacked. In addition, due to diminished demand, several of the Company's other rigs are idle in various markets. The Company will continue to assess the need to cold stack additional rigs depending on market conditions. Also, many contracts expiring during 1999 will have renewal rates significantly lower than those previously expected. These trends in market conditions are expected to adversely affect the Company's future results of operations, although the extent and duration of such effect cannot be accurately predicted.

         The depressed conditions in the oil and gas industry have also increased the susceptibility of term contracts previously committed at dayrates in excess of current market rates to be terminated or renegotiated by the customer. Some drilling contracts allow for termination if drilling operations are suspended for a period of time as a result of a breakdown of equipment or by giving notice in connection with payment of an early termination fee by the customer. The Company continuously focuses on maintaining its rigs to contract specifications and its relationships with its customers in order to mitigate exposure to termination of its term contracts.

         The devaluation of Brazil's currency, which occurred in January 1999, could make it more expensive for Brazilian borrowers to repay U.S. dollar-denominated debts, increasing the likelihood of defaults on such obligations. The Company's operations in Brazil have historically represented a material portion of its total consolidated revenues and the Company currently has five of its semisubmersibles committed to the Brazilian government-controlled oil company for term periods, four of which are anticipated to be completed in 2001 and 2003. The Company has not received any indications that the obligations associated with these contracts will not be honored and has not experienced any unusual delay in the receipt of payments. However, the Company cannot predict whether it will continue to receive timely payment of all amounts owed to the Company.

         The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water is in progress. The upgrade is anticipated to be completed in early 2000, when the rig is scheduled to begin a five-year contract in the Gulf of Mexico. See "--Capital Resources." Increased rig construction and enhancement programs are also ongoing by the Company's competitors. This increase in the supply of technologically advanced rigs capable of drilling in deep water has produced a marginal oversupply of such equipment in the current market and, in turn, adversely affected the utilization level and average operating dayrates available for the Company's rigs, particularly its higher specification semisubmersible units.

         The Company's drillship, the Ocean Clipper, is undergoing testing in the Gulf of Mexico in connection with modifications, upgrades, and the replacement of the blow-out preventer control system. The rig will be available for work once all systems are tested and fully operational, which is expected to be in the second quarter of 1999.

         The Company's results of operations have also been adversely affected by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Four of these inspections were completed during the quarter ended March 31, 1999. While only one inspection is scheduled for the remainder of 1999, the

Company may schedule additional inspections to take advantage of rig downtime. The Company intends to focus on returning these rigs to operation as soon as reasonably possible, in order to minimize downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

LIQUIDITY

         At March 31, 1999, cash and marketable securities totaled $659.0 million, up from $637.0 million at December 31, 1998. Cash provided by operating activities for the quarter ended March 31, 1999 increased by $12.3 million to $132.1 million, as compared to $119.8 million for the prior year. This increase was primarily attributable to a $65.7 million increase in cash resulting from decreases in accounts receivable, offset by a $28.9 million decrease in net income, and various changes in operating assets and liabilities.

         Investing activities used $146.4 million of cash during the quarter ended March 31, 1999, as compared to $127.6 million during the same quarter of the prior year. This increase resulted primarily from a $57.9 million increase in capital expenditures primarily attributable to the Ocean Confidence, partially offset by a $39.3 million decrease in cash used for investments in marketable securities.

         In April 1999, the Company entered into a $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance.

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

         The Company has budgeted $173.7 million for rig upgrade capital expenditures during 1999. Included in this amount is approximately $138.7 million for 1999 expenditures associated with the conversion of the Ocean Confidence. During the period ended March 31, 1999, the Company expended $62.6 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The Company's estimated cost of conversion for this rig is approximately $210.0 million. The Company anticipates that the project will be completed within this budget, although, as with any major rig conversion, the possibility of unforeseen cost overruns exists. Upon completion of the conversion, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico, which is anticipated to commence in early 2000. Other upgrade projects include the installation of new engines and other equipment on the Ocean King, which was completed in March 1999.

         During the period ended March 31, 1999, the Company expended $32.4 million in association with its continuing rig enhancement program to maintain spare equipment inventory levels and meet other corporate requirements. These expenditures included purchases of riser, drill pipe, and other drilling equipment. The Company has budgeted $134.1 million for 1999 capital expenditures associated with its continuing rig enhancement program, spare equipment inventory, and other corporate requirements.

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

     State of Readiness.

         The Company manages its Y2K compliance initiative through the Y2K Committee. The Y2K Committee has focused its efforts on both information technology ("IT") systems (e.g., computer software and hardware) and non-information technology ("Non-IT") systems (e.g., embedded technology such as micro-controllers) in the Company's domestic and international onshore locations, aboard the Company's drilling rigs and among its key suppliers. The Y2K Committee is focusing on critical safety, production, and operational systems on-board the Company's fleet of drilling rigs. The Company's Y2K initiative consists of the following five phases:

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

         The Company has completed Phases 1 and 2 for IT and Non-IT systems utilized in the Company's onshore and offshore operations and expects substantial completion of the final three phases of its Y2K initiative to occur by mid-1999. As of the date of this Report, the Company has completed over half of Phase 3, communications with key suppliers, and Phase 4, development and implementation of corrective measures. Phase 5, risk assessment and contingency planning for worst-case business interruptions, is in progress.

     Cost to Address the Company's Y2K Issues.

         The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position primarily because the Company has utilized existing personnel resources to assist in the implementation of its Y2K compliance initiative. The Company is in the process of implementing certain business and financial systems apart from the Y2K compliance initiative, the cost of which is not expected to exceed $5.0 million. However, because the replaced systems were not Y2K compliant, the Y2K initiative also benefited from their replacement. The estimated total cost does not include the Company's internal costs to be incurred which are not separately tracked. Such internal costs are principally the related payroll costs for its information systems group. The total amount of outside costs expended through March 31, 1999 was approximately $4.0 million, of which approximately $3.3 million was incurred and capitalized prior to 1999.

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

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this Report that contain forward-looking statements include, but are not limited to, discussions regarding the effect of market conditions on the Company's future results of operations (see "-- Outlook"), the effect of currency changes on the Company's ability to timely collect its receivables (see "-- Outlook"), future uses of and requirements for financial resources, including but not limited to, expenditures related to the upgrade of the Ocean Confidence (see "-- Liquidity" and "-- Capital Resources"), and the impact of the Y2K issues on the Company's business (see "-- Year 2000 Issues").

         Forward-looking statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences, Y2K issues and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information included in this Item is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements" in Item 2 of this Report.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

         The Company's financial instruments that are potentially sensitive to changes in interest rates include the Company's convertible subordinated notes and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. The fair value of these notes at March 31, 1999, based on quoted market prices, was approximately $414.5 million, as compared to a carrying amount of $400.0 million. At March 31, 1999, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $384.5 million, which includes an unrealized holding gain of $0.5 million. These securities bear interest rates ranging from 4.00 percent to 5.00 percent and do not impose a significant market risk to the Company as they are U.S. government-backed and generally short-term and readily marketable. The fair value of the Company's investment in CMO's at March 31, 1999 was approximately $202.2 million, which includes an unrealized holding loss of $1.3 million. The CMO's consist of high quality mortgage-backed principal-only securities that are not considered high-risk.

         In addition, the Company's investment in equity securities is sensitive to equity price risk. At March 31, 1999, the fair value of the Company's investment in equity securities was approximately $2.4 million, which includes an unrealized holding loss of $9.7 million. Based on consideration of past market movements and reasonably possible, near-term market movements, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows are likely to be material.

EXCHANGE RATE SENSITIVITY

         Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa (Off-Shore) Limited, which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take-nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In April 1999 the Texas First Court of Appeals, Houston, set the case for submission in May 1999.

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

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See Exhibit Index for a list of those exhibits filed herewith.

(b) There were no reports on Form 8-K filed during the first quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DIAMOND OFFSHORE DRILLING, INC.
                                            (Registrant)




Date 29-Apr-1999                  By: /s/ Gary T. Krenek
                                      ----------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer


Date 29-Apr-1999                      /s/ Leslie C. Knowlton
                                      ----------------------------------------
                                      Leslie C. Knowlton
                                      Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   3.1          Amended and Restated Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 of the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1998).

   3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

   11.1*        Statement Re Computation of Per Share Earnings.

   27.1*        Financial Data Schedule.

*    Filed herewith.