Form 10-Q
period 1999-06-30
DIAMOND OFFSHORE DRILLING INC
filed 1999-07-30
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

         (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                                -------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to____________

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

         As of July 19, 1999 Common stock, $0.01 par value per share 135,824,281 shares.

                        DIAMOND OFFSHORE DRILLING, INC.

                        TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999


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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS......................................................11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................21

PART II.  OTHER INFORMATION......................................................................22

         ITEM 1.  LEGAL PROCEEDINGS..............................................................22

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................22

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................22

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................22

         ITEM 5.  OTHER INFORMATION..............................................................23

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................23

SIGNATURES.......................................................................................24

EXHIBIT INDEX....................................................................................25

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                             JUNE 30,          DECEMBER 31,
                                                                           -----------         -----------
                                                                               1999                1998
                                                                           -----------         -----------
                                                                           (UNAUDITED)
                                ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents ......................................        $    95,623         $   101,198
   Marketable securities ..........................................            585,601             535,774
   Accounts receivable ............................................            160,582             233,719
   Rig inventory and supplies .....................................             37,155              35,794
   Prepaid expenses and other .....................................             44,713              31,939
                                                                           -----------         -----------
                      Total current assets ........................            923,674             938,424
 DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION .......................................          1,637,750           1,551,820
 GOODWILL, NET OF ACCUMULATED AMORTIZATION ........................             89,801             109,825
 OTHER ASSETS .....................................................              9,136               9,647
                                                                           -----------         -----------
                      Total assets ................................        $ 2,660,361         $ 2,609,716
                                                                           ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable ...............................................        $    60,841         $    93,938
   Accrued liabilities ............................................             47,511              53,283
   Taxes payable ..................................................             40,882              13,180
                                                                           -----------         -----------
                      Total current liabilities ...................            149,234             160,401
 LONG-TERM DEBT ...................................................            400,000             400,000
 DEFERRED TAX LIABILITY ...........................................            277,457             263,797
 OTHER LIABILITIES ................................................             11,589              30,260
                                                                           -----------         -----------
                      Total liabilities ...........................            838,280             854,458
                                                                           -----------         -----------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Preferred stock (par value $0.01, 25,000,000 shares authorized,
    none issued and outstanding) ..................................                 --                  --

   Common stock (par value $0.01, 500,000,000 shares authorized,
    139,342,381 issued and 135,824,281 outstanding at June 30, 1999 and 139,333,635 issued and 135,815,535 outstanding December 31,
    1998)                                                                        1,393               1,393
   Additional paid-in capital .....................................          1,302,841           1,302,806
   Retained earnings ..............................................            618,873             547,783
   Accumulated other comprehensive losses .........................            (12,300)             (7,998)
   Treasury stock, at cost (3,518,100 shares) .....................            (88,726)            (88,726)
                                                                           -----------         -----------
                      Total stockholders' equity ..................          1,822,081           1,755,258
                                                                           -----------         -----------
                      Total liabilities and stockholders' equity...        $ 2,660,361         $ 2,609,716
                                                                           ===========         ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)



                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                            ---------------------------         ---------------------------
                                                               1999             1998              1999              1998
                                                            ---------         ---------         ---------         ---------

 REVENUES ..........................................        $ 215,337         $ 323,517         $ 443,374         $ 609,586

 OPERATING EXPENSES:
        Contract drilling ..........................           98,801           116,103           209,519           241,436
        Depreciation and amortization ..............           35,706            32,747            71,363            64,746
        General and administrative .................            5,921             6,219            11,922            12,991
        Gain on sale of assets .....................              (19)               (4)             (144)              (82)
                                                            ---------         ---------         ---------         ---------
             Total operating expenses ..............          140,409           155,065           292,660           319,091
                                                            ---------         ---------         ---------         ---------

 OPERATING INCOME ..................................           74,928           168,452           150,714           290,495

 OTHER INCOME (EXPENSE):
        Interest income ............................            8,598             7,442            16,949            14,027
        Interest expense ...........................           (1,990)           (3,781)           (5,322)           (7,624)
        Other, net .................................              327               317              (766)              180
                                                            ---------         ---------         ---------         ---------
 INCOME BEFORE INCOME TAX EXPENSE ..................           81,863           172,430           161,575           297,078

 INCOME TAX EXPENSE ................................          (28,636)          (60,765)          (56,530)         (104,691)
                                                            ---------         ---------         ---------         ---------

 NET INCOME ........................................        $  53,227         $ 111,665         $ 105,045         $ 192,387
                                                            =========         =========         =========         =========

 EARNINGS PER SHARE:
        Basic ......................................        $    0.39         $    0.80         $    0.77         $    1.38
                                                            =========         =========         =========         =========
        Diluted ....................................        $    0.37         $    0.76         $    0.74         $    1.32
                                                            =========         =========         =========         =========

 WEIGHTED AVERAGE SHARES OUTSTANDING:
        Shares of common stock .....................          135,824           139,328           135,820           139,326
        Dilutive potential shares of common stock...            9,876             9,876             9,876             9,876
                                                            ---------         ---------         ---------         ---------
             Total weighted average shares
               outstanding .........................          145,700           149,204           145,696           149,202
                                                            =========         =========         =========         =========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ---------------------------
                                                                          1999              1998
                                                                       ---------         ---------

 OPERATING ACTIVITIES:
       Net income .............................................        $ 105,045         $ 192,387
       Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization ........................           71,363            64,746
         Gain on sale of assets ...............................             (144)              (82)
         Gain on sale of investment securities ................              (23)              (78)
         Deferred tax provision ...............................           16,803            42,570
         Accretion of discounts on investment securities ......           (5,289)           (6,232)
         Amortization of debt issuance costs ..................              269               258
       Changes in operating assets and liabilities:
         Accounts receivable ..................................           73,266           (66,481)
         Rig inventory and supplies and other current assets ..          (14,135)          (16,817)
         Other assets, non-current ............................              242            (1,026)
         Accounts payable and accrued liabilities .............          (38,869)            5,310
         Taxes payable ........................................           26,885             7,485
         Other liabilities, non-current .......................           (1,485)            2,709
         Other, net ...........................................           (1,524)             (622)
                                                                       ---------         ---------
             Net cash provided by operating activities ........          232,404           224,127
                                                                       ---------         ---------

 INVESTING ACTIVITIES:
       Capital expenditures ...................................         (154,485)          (73,333)
       Proceeds from sale of assets ...........................              174               582
       Net change in marketable securities ....................          (49,748)         (162,232)
                                                                       ---------         ---------
             Net cash used in investing activities ............         (204,059)         (234,983)
                                                                       ---------         ---------

 FINANCING ACTIVITIES:
       Payment of dividends ...................................          (33,955)          (34,832)
       Proceeds from stock options exercised ..................               35               211
                                                                       ---------         ---------
             Net cash used in financing activities ............          (33,920)          (34,621)
                                                                       ---------         ---------

 NET CHANGE IN CASH AND CASH EQUIVALENTS ......................           (5,575)          (45,477)
       Cash and cash equivalents, beginning of period .........          101,198           102,958
                                                                       ---------         ---------
       Cash and cash equivalents, end of period ...............        $  95,623         $  57,481
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

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt totaled $7.5 million during both the six months ended June 30, 1999 and 1998. Cash payments made, net of refunds, for income taxes during the six months ended June 30, 1999 and 1998 totaled $29.0 million and $54.5 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $3.9 million and $7.7 million during the quarter and six months ended June 30, 1999, respectively. Interest cost capitalized during the quarter and six months ended June 30, 1999 was $1.9 million and $2.4 million, respectively. The Company incurred interest costs of $3.9 million and $7.8 million during the quarter and six months ended June 30, 1998, respectively. Interest cost capitalized during the quarter and six months ended June 30, 1998 was not material.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.3 million and $2.8 million for the quarter and six months ended June 30, 1999, respectively. For the quarter and six months ended June 30, 1998, amortization expense totaled $1.6 million and $3.2 million, respectively.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Treasury Stock

         In July 1998, the Board of Directors authorized the purchase of shares of the Company's common stock in the open market, from time to time, depending on market conditions. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. No purchases of treasury stock were made during the six months ended June 30, 1999 or 1998.

Comprehensive Income

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarter and six months ended June 30, 1999, comprehensive income totaled $50.1 million and $100.7 million, respectively. For the quarter and six months ended June 30, 1998, comprehensive income totaled $111.6 million and $191.3 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

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

2. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                                  JUNE 30, 1999
                                                                     ---------------------------------------
                                                                                   UNREALIZED        MARKET
                                                                        COST       GAIN (LOSS)        VALUE
                                                                     ---------------------------------------
                                                                              (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                      Due within one year .....................      $160,661      $      (7)      $ 160,654
                      Due after one year through five years ...       273,946         (2,109)        271,837
                 Collateralized mortgage obligations ..........       153,035         (3,341)        149,694
                 Equity securities ............................        12,117         (8,701)          3,416
                                                                     --------      ---------       ---------
                      Total ...................................      $599,759      $ (14,158)      $ 585,601
                                                                     ========      =========       =========

                                                                                DECEMBER 31, 1998
                                                                     ---------------------------------------
                                                                                   UNREALIZED      MARKET
                                                                        COST       GAIN (LOSS)      VALUE
                                                                     ---------------------------------------
                                                                                 (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                      Due within one year .....................      $304,224      $     (21)      $ 304,203
                      Due after one year through five years ...        24,982             91          25,073
                 Collateralized mortgage obligations ..........       203,504           (452)        203,052
                 Equity securities ............................        12,117         (8,671)          3,446
                                                                     --------      ---------       ---------
                      Total ...................................      $544,827      $  (9,053)      $ 535,774
                                                                     ========      =========       =========

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      During the six months ended June 30, 1999 and 1998, certain debt securities due within one year were sold or matured for proceeds of $393.9 million and $95.4 million, respectively. Certain debt securities due after one year were sold for proceeds of $50.5 million during the six months ended June 30, 1999. Also during the six months ended June 30, 1998, equity securities were sold for proceeds of $2.4 million and investments through repurchase agreements with third parties were sold for their contracted amounts totaling $350.0 million. The resulting after-tax realized gain and loss for the six months ended June 30, 1999 and 1998 was not material.

3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                              JUNE 30,       DECEMBER 31,
                                                                            -----------------------------
                                                                                1999            1998
                                                                            -----------------------------
                                                                                    (IN THOUSANDS)

                 Drilling rigs and equipment .........................      $ 1,976,460       $ 1,929,540
                 Construction work in progress .......................          193,645            88,266
                 Land and buildings ..................................           13,896            13,874
                 Office equipment and other ..........................           16,224            14,100
                                                                            -----------       -----------
                    Cost .............................................        2,200,225         2,045,780
                 Less accumulated depreciation .......................         (562,475)         (493,960)
                                                                            -----------       -----------
                    Drilling and other  property and equipment, net ..      $ 1,637,750       $ 1,551,820
                                                                            ===========       ===========

4.  GOODWILL

         The merger with Arethusa in 1996 generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                                                             JUNE 30,      DECEMBER 31,
                                                                           ---------------------------
                                                                               1999            1998
                                                                           ---------------------------
                                                                                  (IN THOUSANDS)

                 Goodwill...........................................       $ 110,232         $ 127,418
                 Less accumulated amortization......................         (20,431)          (17,593)
                                                                           ---------         ---------
                           Total....................................       $  89,801         $ 109,825
                                                                           =========         =========

         During the six months ended June 30, 1999, an adjustment of $17.2 million was recorded to reduce goodwill before accumulated amortization. The adjustment represents tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount.


5.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                              JUNE 30,      DECEMBER 31,
                                                                            ---------------------------
                                                                               1999             1998
                                                                            ---------------------------
                                                                                   (IN THOUSANDS)

                 Personal injury and other claims...................        $  17,976         $  20,676
                 Payroll and benefits...............................           17,661            18,701
                 Interest payable...................................            5,667             5,667
                 Other..............................................            6,207             8,239
                                                                            ---------         ---------
                           Total....................................        $  47,511         $  53,283
                                                                            =========         =========

6.  COMMITMENTS AND CONTINGENCIES

         A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In May 1999, the case went before the Texas First Court of Appeals, Houston, and oral arguments were heard. The Company is awaiting the Court's decision. No provision for any liability has been made in the financial statements.

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                            ---------------------------------------------------------
                                                                1999           1998            1999            1998
                                                            ---------------------------------------------------------
                                                                                     (IN THOUSANDS)

                 Fourth-Generation Semisubmersibles...      $  72,909       $  68,030       $ 136,869       $ 138,975
                 Other Semisubmersibles ..............        120,390         191,378         259,843         344,652
                 Jack-ups ............................         19,978          63,236          44,047         123,322
                 Integrated Services .................          3,942           5,438           7,410          21,149
                 Eliminations ........................         (1,882)         (4,565)         (4,795)        (18,512)
                                                            ---------       ---------       ---------       ---------
                         Total revenues ..............      $ 215,337       $ 323,517       $ 443,374       $ 609,586
                                                            =========       =========       =========       =========

Geographic Areas

      At June 30, 1999, the Company had operations offshore seven countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.
Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                            -------------------------------------------------
                                                               1999         1998          1999          1998
                                                            -------------------------------------------------
                                                                               (IN THOUSANDS)

                 Revenues from unaffiliated customers:
                   United States .....................      $ 96,947      $192,994      $208,155      $368,029

                   Foreign:
                      Europe/Africa ..................        56,629        72,859       121,084       142,522
                      Australia/Southeast Asia .......        28,086        36,109        56,353        64,555
                      South America ..................        33,675        21,555        57,782        34,480
                                                            --------      --------      --------      --------
                           Total revenues ............      $215,337      $323,517      $443,374      $609,586
                                                            ========      ========      ========      ========

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

         Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses are not affected by changes in dayrates, nor are they necessarily significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income associated with the loss of revenues. The Company recognizes as operating expenses activities such as painting, inspections and routine overhauls that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements and upgrades are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades. From time to time, the Company sells assets in the ordinary course of its business and gains or losses associated with such sales are included in operating income.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

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


                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                         -------------------------    INCREASE/
                                                            1999           1998      (DECREASE)
                                                         --------------------------------------
                                                                     (IN THOUSANDS)
         REVENUES
           Fourth-Generation Semisubmersibles......      $  72,909      $  68,030    $    4,879
           Other Semisubmersibles..................        120,390        191,378       (70,988)
           Jack-ups................................         19,978         63,236       (43,258)
           Integrated Services.....................          3,942          5,438        (1,496)
           Eliminations............................         (1,882)        (4,565)        2,683
                                                         ---------      ---------    ----------
                Total Revenues.....................      $ 215,337      $ 323,517    $ (108,180)
                                                         =========      =========    ==========
         CONTRACT DRILLING EXPENSE
           Fourth-Generation Semisubmersibles......      $  21,383      $  19,961    $    1,422
           Other Semisubmersibles..................         54,738         65,622       (10,884)
           Jack-ups................................         19,987         27,880        (7,893)
           Integrated Services.....................          3,513          5,451        (1,938)
           Other...................................          1,062          1,754          (692)
           Eliminations............................         (1,882)        (4,565)        2,683
                                                         ---------      ---------    ----------
                Total Contract Drilling Expense....      $  98,801      $ 116,103    $  (17,302)
                                                         =========      =========    ==========
         OPERATING INCOME
           Fourth-Generation Semisubmersibles......      $  51,526      $  48,069    $    3,457
           Other Semisubmersibles..................         65,652        125,756       (60,104)
           Jack-ups................................             (9)        35,356       (35,365)
           Integrated Services.....................            429            (13)          442
           Other...................................         (1,062)        (1,754)          692
           Depreciation and Amortization Expense...        (35,706)       (32,747)       (2,959)
           General and Administrative Expense......         (5,921)        (6,219)          298
           Gain on Sale of Assets..................             19              4            15
                                                         ---------      ---------    ----------
                Total Operating Income.............      $  74,928      $ 168,452    $  (93,524)
                                                         =========      =========    ==========

     Fourth-Generation Semisubmersibles.

         Revenues. Revenues from fourth-generation semisubmersibles during the three months ended June 30, 1999 increased by $4.9 million from the same period in 1998. This increase resulted primarily from an increase in revenues of approximately $9.6 million from the Ocean Victory, which worked during the second quarter of 1999. During most of the second quarter of 1998, the Ocean Victory was in the shipyard for repairs required as a result of a fire in the engine room, which occurred in February 1998. This increase was partially offset by a reduction in revenues of $4.5 million due to rig downtime for upgrades and repairs on the Ocean Clipper during the second quarter of 1999. See "--Outlook."

         Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles during the three months ended June 30, 1999 increased $1.4 million from the same period in 1998. This increase resulted primarily from an increase in contract drilling expense for the Ocean Victory of approximately $1.3 million. During most of the second quarter of 1998, operating expenses for the Ocean Victory were capitalized in conjunction with shipyard repairs.

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the three months ended June 30, 1999 decreased $71.0 million from the same quarter in 1998. This decrease resulted primarily from reduced revenues of $39.9 million attributable to a decline in utilization as compared to the three months ended June 30, 1998 and $15.8 million due to rigs removed from service in late 1998. In addition, revenues were reduced by $6.4 million due to rig downtime associated with the mandatory inspection and stability modifications for the Ocean Concord. Revenues were also reduced by approximately $8.6 million from decreased operating dayrates as compared to the same period of 1998. The average operating dayrate for other semisubmersibles was $86,900 per day during the second quarter of 1999, as compared to $95,500 per day during the second quarter of 1998.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the three months ended June 30, 1999 decreased $10.9 million from the same quarter in 1998. This decrease resulted primarily from expense reductions from rigs that were idle for all or part of the current quarter and from rigs removed from service in late 1998. Partially offsetting these decreases was an increase in costs of approximately $2.0 million associated with the mobilization of the Ocean Winner from the Gulf of Mexico to Brazil during the second quarter of 1999.

     Jack-Ups.

         Revenues. Revenues from jack-ups during the three months ended June 30, 1999 decreased $43.3 million from the same quarter in 1998. This decrease was primarily due to reductions in revenues of $31.9 million resulting from decreased utilization and six rigs removed from service in late 1998 and the first quarter of 1999. See "--Outlook." In addition, revenues decreased by $11.4 million as a result of decreased operating dayrates. The average operating dayrate for jack-ups was $29,900 per day during the second quarter of 1999, as compared to $53,500 per day during the second quarter of 1998.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the three months ended June 30, 1999 decreased $7.9 million over the same quarter in 1998. This decrease was the result of the decline in utilization and the removal of rigs from service in late 1998 and the first quarter of 1999.

     Integrated Services.

         Revenues and contract drilling expense for integrated services decreased as a result of fewer projects during the second quarter of 1999 as compared to the second quarter of 1998.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the three months ended June 30, 1999 of $35.7 million increased $3.0 million from $32.7 million for the three months ended June 30, 1998. This increase resulted primarily from increased expenditures associated with the Company's continuing rig enhancement program.

     Interest Income.

         Interest income of $8.6 million for the three months ended June 30, 1999 increased $1.2 million from $7.4 million for the same period in 1998. This increase resulted primarily from the investment of additional excess cash in 1999. See "--Liquidity."

     Interest Expense.

         Interest expense of $2.0 million for the three months ended June 30, 1999 decreased $1.8 million from $3.8 million for the same period in 1998. This decrease resulted primarily from an increase in capitalized interest cost based on the average amount of accumulated expenditures for the Ocean Confidence. See "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $28.6 million for the three months ended June 30, 1999 decreased $32.2 million from $60.8 million for the three months ended June 30, 1998. This decrease resulted primarily from the $90.6 million decrease in income before income tax expense as compared to the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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


                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------        INCREASE/
                                                           1999           1998         (DECREASE)
                                                        -----------------------------------------
                                                                     (IN THOUSANDS)

         REVENUES
           Fourth-Generation Semisubmersibles ........  $ 136,869       $ 138,975       $  (2,106)
           Other Semisubmersibles ....................    259,843         344,652         (84,809)
           Jack-ups ..................................     44,047         123,322         (79,275)
           Integrated Services .......................      7,410          21,149         (13,739)
           Eliminations ..............................     (4,795)        (18,512)         13,717
                                                        ---------       ---------       ---------
                   Total Revenues ....................  $ 443,374       $ 609,586       $(166,212)
                                                        =========       =========       =========
         CONTRACT DRILLING EXPENSE
           Fourth-Generation Semisubmersibles ........  $  45,773       $  40,576       $   5,197
           Other Semisubmersibles ....................    116,989         144,898         (27,909)
           Jack-ups ..................................     42,695          49,040          (6,345)
           Integrated Services .......................      6,950          20,956         (14,006)
           Other .....................................      1,907           4,478          (2,571)
           Eliminations ..............................     (4,795)        (18,512)         13,717
                                                        ---------       ---------       ---------
                   Total Contract Drilling Expense ...  $ 209,519       $ 241,436       $ (31,917)
                                                        =========       =========       =========
         OPERATING INCOME
           Fourth-Generation Semisubmersibles ........  $  91,096       $  98,399       $  (7,303)
           Other Semisubmersibles ....................    142,854         199,754         (56,900)
           Jack-ups ..................................      1,352          74,282         (72,930)
           Integrated Services .......................        460             193             267
           Other .....................................     (1,907)         (4,478)          2,571
           Depreciation and Amortization Expense .....    (71,363)        (64,746)         (6,617)
           General and Administrative Expense ........    (11,922)        (12,991)          1,069
           Gain on Sale of Assets ....................        144              82              62
                                                        ---------       ---------       ---------
                   Total Operating Income ............  $ 150,714       $ 290,495       $(139,781)
                                                        =========       =========       =========

     Fourth-Generation Semisubmersibles.

         Revenues. Revenues from fourth-generation semisubmersibles during the six months ended June 30, 1999 decreased $2.1 million from the same period in 1998. This decrease resulted primarily from reduced revenues of $8.4 million due to rig downtime for upgrades and repairs performed on the Ocean Clipper during 1999 and reduced revenues of $6.8 million due to rig downtime associated with the mandatory inspection and repairs for the Ocean America. These decreases were partially offset by an increase in revenues of approximately $14.2 million from the Ocean Victory, which worked during the first half of 1999. During most of the first half of 1998, the Ocean Victory was in the shipyard for repairs required as a result of a fire in the engine room, which occurred in February 1998.

         Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles during the six months ended June 30, 1999 increased $5.2 million from the same period in 1998. This increase resulted primarily from approximately $2.0 million in costs incurred for the mobilization of the Ocean Alliance from the North Sea to Angola during the first quarter of 1999 and $3.8 million in costs associated with the mandatory inspection and repairs for the Ocean America. In addition, contract drilling expense for the Ocean Victory increased approximately $2.1 million due to the capitalization of costs associated with shipyard repairs during most of the first half of 1998.

These increases were offset by a $4.4 million decrease in contract drilling expense for the Ocean Clipper due to the capitalization of costs during upgrades performed in the first half of 1999. See "--Outlook."

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the six months ended June 30, 1999 decreased $84.8 million from the same period in 1998. This decrease resulted, in part, from reduced revenues of $45.6 million attributable to a decline in utilization as compared to 1998 and $30.8 million due to rigs removed from service in late 1998. In addition, revenues were reduced by $30.1 million due to rig downtime for mandatory inspections and repairs for the Ocean New Era, the Ocean Yatzy, the Ocean Concord, and the Ocean Winner. Partially offsetting these decreases in revenues were increases of $24.3 million from six other rigs which were undergoing mandatory inspections in the first half of 1998.

         Contract Drilling Expense. Contract drilling expenses for other semisubmersibles during the six months ended June 30, 1999 decreased $27.9 million from the same period in 1998. This decrease resulted primarily from expense reductions of approximately $23.9 million from rigs that were idle for all or part of the first half of 1999. Partially offsetting these decreases was an increase in costs of $4.0 million associated with the mobilization of the Ocean Winner from the Gulf of Mexico to Brazil during the first half of 1999.

     Jack-Ups.

         Revenues. Revenues from jack-ups during the six months ended June 30, 1999 decreased $79.3 million from the same period in 1998. This decrease was primarily due to reductions in revenues of $27.2 million resulting from decreased operating dayrates and $45.0 million resulting from decreased utilization and the removal of six rigs from service in late 1998 and the first quarter of 1999. See "--Outlook." The average operating dayrate for jack-ups was $28,500 per day during the first half of 1999 as compared to $52,100 per day during the first half of 1998. Revenues also decreased by $7.1 million from the first half of 1998 due to rig downtime for the installation of new engines and other equipment on the Ocean King, which was completed in March 1999.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the six months ended June 30, 1999 decreased $6.3 million over the same period in 1998. This decrease resulted primarily from expense reductions from rigs that were removed from service in late 1998 and the first quarter of 1999.

     Integrated Services.

         Revenues and contract drilling expense for integrated services decreased as a result of fewer projects during the first half of 1999 as compared to the first half of 1998.

     Other.

         Other contract drilling expense of $1.9 million during the first half of 1999 decreased $2.6 million from $4.5 million during the first half of 1998. This decrease resulted primarily from a reduction in expenditures during the first half of 1999 for crew training programs and various other non-recurring charges.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the six months ended June 30, 1999 of $71.3 million increased $6.6 million from $64.7 million for the six months ended June 30, 1998. This increase resulted primarily from increased expenditures associated with the Company's continuing rig enhancement program.

     General and Administrative Expense.

         General and administrative expense of $11.9 million for the six months ended June 30, 1999 decreased $1.1 million primarily due to a decrease in legal and personnel costs as compared to the same period in 1998.

     Interest Income.

          Interest income of $16.9 million for the six months ended June 30, 1999 increased $2.9 million from $14.0 million for the same period in 1998. This increase resulted primarily from the investment of additional excess cash in 1999. See "--Liquidity."

     Interest Expense.

         Interest expense of $5.3 million for the six months ended June 30, 1999 decreased $2.3 million from $7.6 million for the same period in 1998. This decrease resulted primarily from an increase in capitalized interest cost based on the average amount of accumulated expenditures for the Ocean Confidence. See "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $56.5 million for the six months ended June 30, 1999 decreased $48.2 million from $104.7 million for the six months ended June 30, 1998. This decrease resulted primarily from the $135.5 million decrease in income before income tax expense as compared to the six months ended June 30, 1998.

OUTLOOK

         In late 1997 and throughout 1998, decreasing product prices resulted in reduced exploration and development activity by most oil and gas companies. As a result, the Company experienced decreasing utilization and renewal rates for its offshore drilling fleet. In response to these declines, the Company removed eight rigs located in the Gulf of Mexico from service in late 1998 and the first quarter of 1999. Recently, product prices have recovered significantly; however, market conditions have been slow to react as reflected by continuing depressed utilization levels and low renewal rates. The Company has experienced marginal improvements in 1999 and, as a result, has returned to service two of its previously cold stacked rigs on a well-to-well basis. Continued improvements in market conditions depend upon, among other factors, the Company's customers' belief that the improved product prices currently in effect are sustainable. Several of the Company's other rigs remain idle in various markets but the Company believes that, with its fleet size and composition, it is well positioned to take advantage of opportunities when market conditions improve.

         The depressed conditions in the oil and gas industry have also increased the susceptibility of term contracts previously committed at dayrates in excess of current market rates to be terminated or renegotiated by the customer. Although the Company has not been advised, other than as discussed below, of contracts at risk, certain of its existing term contracts provide for dayrates in excess of current market rates. Cancellation or renegotiation of these contracts could have an adverse effect on the Company's results of operations.

         In June 1999, a customer notified the Company of its intention to terminate a contract for use of one of the Company's drilling rigs. The Company has notified the customer that, in accordance with the terms of the contract, it is responsible for payment of approximately $16 million in remaining revenue through the end of the contract period, which was previously scheduled to end in January 2000. The Company intends to vigorously pursue fulfillment of these contract terms.

         The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water is in progress. The upgrade and associated sea trials are anticipated to be completed in April 2000, when the rig is scheduled to begin a five-year contract in the Gulf of Mexico. See "-- Capital Resources." Increased rig construction and enhancement programs are also ongoing by the Company's competitors. This increase in the supply of technologically advanced rigs capable of drilling in deep water has produced a marginal oversupply of such equipment in the current market and, in turn, adversely affected the utilization level and average operating dayrates available for the Company's rigs, particularly its higher specification semisubmersible units.

         The Company's drillship, the Ocean Clipper, completed testing in May 1999 in connection with modifications, upgrades, and the replacement of the blow-out preventer control system. The tests were successful and the drillship is currently operating under a turnkey contract in the Gulf of Mexico, which is expected to be completed in August 1999. See "--Integrated Services." Upon completion, the Ocean Clipper will return to a shipyard to install required equipment and perform necessary modifications in connection with its three-year contract offshore Brazil. This contract is anticipated to commence at the end of 1999 and is expected to generate revenues of approximately $103.0 million over the three-year period.

         The Company's results of operations for 1999 have been adversely affected by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Five of these inspections were completed during the six months ended June 30, 1999. While no further inspections are scheduled for the remainder of 1999, the Company may perform additional inspections or undertake modifications to take advantage of rig downtime. The Company intends to focus on returning these rigs to operation as soon as reasonably possible, in order to minimize downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

         Historically, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions may or may not continue.

LIQUIDITY

         At June 30, 1999, cash and marketable securities totaled $681.2 million, up from $637.0 million at December 31, 1998. Cash provided by operating activities for the six months ended June 30, 1999 increased by $8.3 million to $232.4 million, as compared to $224.1 million for the prior year. This increase was primarily attributable to a $139.7 million increase in cash resulting from decreases in accounts receivable, partially offset by a $87.3 million decrease in net income and a $44.2 million decrease in cash resulting from decreases in accounts payable and accrued liabilities.

         Investing activities used $204.1 million of cash during the six months ended June 30, 1999, as compared to $235.0 million during the same period of the prior year. This decrease resulted primarily from a $112.5 million decrease in cash used for investments in marketable securities, partially offset by a $81.2 million increase in capital expenditures primarily attributable to the Ocean Confidence.

         In April 1999, the Company entered into a $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of June 30, 1999, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

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

CAPITAL RESOURCES

         Cash required to meet the Company's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating the Company's continuing rig enhancement program, including water depth and drilling capability upgrades. In current market conditions, the Company may determine that rig upgrades or enhancements in addition to those budgeted should be undertaken while rigs are idle in order to prudently make use of funds and take advantage of rig downtime.

         It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet its capital commitments; however, periodic assessments will be made based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition, current market conditions, and other factors beyond its control.

         The Company has budgeted $173.7 million for rig upgrade capital expenditures during 1999, including approximately $138.7 million for 1999 expenditures associated with the conversion of the Ocean Confidence. During the six months ended June 30, 1999, the Company expended $105.1 million, including capitalized interest expense, for rig upgrades, primarily the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The Company previously estimated the cost of conversion for this rig to be approximately $210.0 million. However, previous estimates were developed prior to the completed structural engineering. The Company now estimates the cost of conversion for this rig at approximately $275.0 million. Upon completion of the conversion and rig acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico, which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000. The Company believes that the project will be completed timely and within the revised budget, although, as with any major rig conversion, the possibility of unforeseen delays and costs overruns exists.

         The Company has also budgeted $134.1 million for 1999 capital expenditures associated with its continuing rig enhancement program, spare equipment inventory, and other corporate requirements. During the six months ended June 30, 1999, the Company expended $49.4 million in association with its continuing rig enhancement program to maintain spare equipment inventory levels and meet other corporate requirements. These expenditures included purchases of riser, drill pipe, and other drilling equipment.

         The Company continues to consider transactions which include, but are not limited to, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of these potential transactions reviewed by the Company would, if completed, result in its entering new lines of business. In general, however, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future and such acquisition could result in a material expansion of its existing operations or result in its entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

INTEGRATED SERVICES

         The Company, through its wholly owned subsidiary, Diamond Offshore
Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. Generally, DOTS is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS is currently operating under a turnkey contract in the Gulf of Mexico, utilizing the Company's drillship, the Ocean Clipper, which is expected to be completed in August 1999.

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

         The Company has completed Phases 1 and 2 for IT and Non-IT systems utilized in the Company's onshore and offshore operations and substantially completed the final three phases of its Y2K initiative.

     Cost to Address the Company's Y2K Issues.

         The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position primarily because the Company has utilized existing personnel resources to assist in the implementation of its Y2K compliance initiative. The Company has recently completed the implementation of certain major business and financial systems apart from the Y2K compliance initiative. However, because the replaced systems were not Y2K compliant, the Y2K initiative also benefited from their replacement. The total cost of the implementation was approximately $5.0 million, of which approximately $3.3 million was incurred and capitalized prior to 1999. The total cost does not include the Company's internal costs, principally the related payroll cost for its information systems group, which are not separately tracked.

     Y2K Risks and Contingency Planning.

         The Company is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with its Y2K issues and their potential consequences on the Company's onshore locations, drilling operations and suppliers as well as the legal risks associated with interruption in the provision of drilling services and/or the delivery of supplies and equipment. The Company has developed contingency plans intended to address worst-case business interruptions, such as the interruption of drilling services aboard the Company's drilling rigs or interruptions in the delivery of equipment and materials utilized in the Company's drilling operations. Such contingency plans take into account the existence of certain redundant systems on some of the Company's drilling rigs and may, in part, involve manual operation of certain systems for a period of time in the event of Y2K related disruptions.

         The Company's failure to fully implement its Y2K initiative or the occurrence of an unexpected Y2K problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, based upon the work performed to date, the Company does not believe that such matters will have a material adverse effect on its results of operations. With respect to third parties, there can be no assurance that their systems will be rendered Y2K compliant on a timely basis or that any resulting Y2K issues would not have a material adverse effect on the results of operations of the Company.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this Report that contain forward-looking statements include, but are not limited to, discussions regarding the effect of market conditions on the Company's future results of operations (see "-- Outlook"), completion dates for construction or other capital projects (see "--Outlook"), commencement and completion dates of drilling contracts and upgrade projects (see "--Outlook" and "--Capital Resources"), future uses of and requirements for financial resources, including but not limited to, expenditures related to the upgrade of the Ocean Confidence (see "-- Liquidity" and "-- Capital Resources"), and the impact of the Y2K issues on the Company's business (see "-- Year 2000 Issues").

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

INTEREST RATE AND EQUITY PRICE SENSITIVITY

         The Company's financial instruments that are potentially sensitive to changes in interest rates include the Company's convertible subordinated notes and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. The fair value of these notes at June 30, 1999, based on quoted market prices, was approximately $397.6 million, as compared to a carrying amount of $400.0 million. At June 30, 1999, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $432.5 million, which includes an unrealized holding loss of $2.1 million. These securities bear interest at rates ranging from 4.00 percent to 5.00 percent and do not impose a significant market risk to the Company as they are U.S. government-backed and generally short-term and readily marketable. The fair value of the Company's investment in CMO's at June 30, 1999 was approximately $149.7 million, which includes an unrealized holding loss of $3.3 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

         In addition, the Company's investment in equity securities is sensitive to equity price risk. At June 30, 1999, the fair value of the Company's investment in equity securities was approximately $3.4 million, which includes an unrealized holding loss of $8.7 million.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa (Off-Shore) Limited, which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take-nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In May 1999, the case went before the Texas First Court of Appeals, Houston, and oral arguments were heard.
The Company is awaiting the Court's decision.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders (the "Annual Meeting") of Diamond Offshore Drilling, Inc. was held on May 12, 1999 in New York, New York. At the Annual Meeting, the holders of 127,780,849 shares out of 135,815,535 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

         a. To elect six directors, each to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.

                                                                      NUMBER OF SHARES
                                                       --------------------------------------------
                                                                                           BROKER
                                                            FOR           WITHHELD        NON-VOTE
                                                       --------------------------------------------
                           James S. Tisch              126,442,535       1,338,314           0
                           Lawrence R. Dickerson       126,415,417       1,365,432           0
                           Herbert C. Hofmann          126,568,130       1,212,719           0
                           Arthur L. Rebell            126,417,040       1,363,809           0
                           Michael H. Steinhardt       126,742,409       1,038,440           0
                           Raymond S. Troubh           126,779,657       1,001,192           0

         b. To ratify the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company and its subsidiaries for fiscal year 1999.

                            For                         127,665,297
                            Against or Withheld              59,134
                            Abstain                          56,418
                            Broker Non-Vote                       0

ITEM 5.  OTHER INFORMATION.

         In July 1999, the Company elected Alan R. Batkin to its board of directors. Mr. Batkin is Vice-Chairman of Kissinger Associates, Inc., a geopolitical consulting firm. The board now consists of seven directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See Exhibit Index for a list of those exhibits filed herewith.

(b) There were no reports on Form 8-K filed during the second quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DIAMOND OFFSHORE DRILLING, INC.
                                            (Registrant)




Date     29-Jul-1999              By: /s/ Gary T. Krenek
         -----------                  ------------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer


Date     29-Jul-1999                  /s/ Leslie C. Knowlton
         -----------                  ------------------------------------------
                                      Leslie C. Knowlton
                                      Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

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


-----------------
* Filed herewith.