Form 10-Q
period 1999-09-30
DIAMOND OFFSHORE DRILLING INC
filed 1999-11-02
CIK 949039

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    -------------------

                         Commission file number 1-13926


                         DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                76-0321760
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

         As of October 18, 1999 Common stock, $0.01 par value per share 135,824,281 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999


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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS......................................................12

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................22

PART II.  OTHER INFORMATION......................................................................23

         ITEM 1.  LEGAL PROCEEDINGS..............................................................23

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................23

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................23

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

EXHIBIT INDEX....................................................................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                 ----------------  ------------------
                                                                                       1999               1998
                                                                                 ----------------  ------------------
                                                                                  (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $    97,981      $   101,198
  Marketable securities ........................................................       582,466          535,774
  Accounts receivable ..........................................................       153,036          233,719
  Rig inventory and supplies ...................................................        38,093           35,794
  Prepaid expenses and other ...................................................        44,996           31,939
                                                                                   -----------      -----------
           Total current assets ................................................       916,572          938,424
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION .......................................................     1,680,248        1,551,820
GOODWILL, NET OF ACCUMULATED AMORTIZATION ......................................        88,547          109,825
OTHER ASSETS ...................................................................         8,946            9,647
                                                                                   -----------      -----------
           Total assets ........................................................   $ 2,694,313      $ 2,609,716
                                                                                   ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .............................................................   $    68,017      $    93,938
  Accrued liabilities ..........................................................        41,036           53,283
  Taxes payable ................................................................        48,242           13,180
                                                                                   -----------      -----------
           Total current liabilities ...........................................       157,295          160,401
LONG-TERM DEBT .................................................................       400,000          400,000
DEFERRED TAX LIABILITY .........................................................       283,128          263,797
OTHER LIABILITIES ..............................................................        11,660           30,260
                                                                                   -----------      -----------
           Total liabilities ...................................................       852,083          854,458
                                                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,
   none issued and outstanding) ................................................            --               --
  Common stock (par value $0.01, 500,000,000 shares authorized, 139,342,381 issued and 135,824,281 outstanding at September 30, 1999 and 139,333,635
   issued and 135,815,535 outstanding at December 31, 1998) ....................         1,393            1,393
  Additional paid-in capital ...................................................     1,302,841        1,302,806
  Retained earnings ............................................................       639,741          547,783
  Accumulated other comprehensive losses .......................................       (13,019)          (7,998)
  Treasury stock, at cost (3,518,100 shares) ...................................       (88,726)         (88,726)
                                                                                   -----------      -----------
           Total stockholders' equity ..........................................     1,842,230        1,755,258
                                                                                   -----------      -----------
           Total liabilities and stockholders' equity ..........................   $ 2,694,313      $ 2,609,716
                                                                                   ===========      ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                            ------------------------------  -------------------------------
                                                                1999            1998             1999            1998
                                                            --------------  --------------  ---------------  --------------
    REVENUES  ...........................................   $      206,740  $      315,786  $       650,114  $      925,372

    OPERATING EXPENSES:
           Contract drilling.............................          115,123         116,503          324,642         357,939
           Depreciation and amortization.................           36,085          33,305          107,448          98,051
           General and administrative....................            5,364           5,984           17,286          18,975
           Gain on sale of assets........................              (38)           (255)            (182)           (337)
                                                           ---------------  -------------- ----------------  --------------
                Total operating expenses.................          156,534         155,537          449,194         474,628
                                                           ---------------  -------------- ----------------  --------------

    OPERATING INCOME ....................................           50,206         160,249          200,920         450,744

    OTHER INCOME (EXPENSE):
           Interest income...............................            9,065           8,207           26,014          22,234
           Interest expense..............................           (2,152)         (3,615)          (7,474)        (11,239)
           Other, net....................................            1,094           2,379              328           2,559
                                                           ---------------  -------------- ----------------  --------------
    INCOME BEFORE INCOME TAX EXPENSE.....................           58,213         167,220          219,788         464,298

    INCOME TAX EXPENSE...................................          (20,367)        (58,518)         (76,897)      (163,209)
                                                           ---------------  -------------- ----------------  --------------

    NET INCOME...........................................  $        37,846  $      108,702          142,891  $      301,089
                                                           ===============  ============== ================  ==============

    EARNINGS PER SHARE:
           Basic.........................................  $          0.28  $         0.79 $           1.05  $         2.17
                                                           ===============  ============== ================  ==============
           Diluted.......................................  $          0.27  $         0.75 $           1.01  $         2.07
                                                           ===============  ============== ================  ==============

    WEIGHTED AVERAGE SHARES OUTSTANDING:
           Shares of common stock........................          135,824         137,652          135,821         138,762
           Dilutive potential shares of common stock.....            9,876           9,876            9,876           9,876
                                                           ---------------  -------------- ----------------  --------------
              Total weighted average shares outstanding..          145,700         147,528          145,697         148,638
                                                           ===============  ============== ================  ==============




               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                           1999           1998
                                                                        ---------      ---------
OPERATING ACTIVITIES:
      Net income ..................................................     $ 142,891      $ 301,089
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .............................       107,448         98,051
        Gain on sale of assets ....................................          (182)          (337)
        Gain on sale of investment securities .....................           (23)        (2,342)
        Deferred tax provision ....................................        22,858         37,778
        Accretion of discounts on investment securities ...........        (7,163)       (11,051)
        Amortization of debt issuance costs .......................           404            389
      Changes in operating assets and liabilities:
        Accounts receivable .......................................        80,812        (28,930)
        Rig inventory and supplies and other current assets .......       (15,356)       (17,081)
        Other assets, non-current .................................           297           (956)
        Accounts payable and accrued liabilities ..................       (38,168)           243
        Taxes payable .............................................        34,245         10,992
        Other liabilities, non-current ............................        (1,414)         2,242
        Other, net ................................................          (509)          (981)
                                                                        ---------      ---------
            Net cash provided by operating activities .............       326,140        389,106
                                                                        ---------      ---------

INVESTING ACTIVITIES:
      Capital expenditures ........................................      (232,180)      (132,600)
      Proceeds from sale of assets ................................           578            930
      Net change in marketable securities .........................       (46,857)       (97,061)
                                                                        ---------      ---------
            Net cash used in investing activities .................      (278,459)      (228,731)
                                                                        ---------      ---------

FINANCING ACTIVITIES:
      Reacquisition of common stock ...............................            --        (88,726)
      Payment of dividends ........................................       (50,933)       (52,249)
      Proceeds from stock options exercised .......................            35            289
                                                                        ---------      ---------
            Net cash used in financing activities .................       (50,898)      (140,686)
                                                                        ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................        (3,217)        19,689
      Cash and cash equivalents, beginning of period ..............       101,198        102,958
                                                                        ---------      ---------
      Cash and cash equivalents, end of period ....................     $  97,981      $ 122,647
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

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt totaled $15.0 million during both the nine months ended September 30, 1999 and 1998. Cash payments made, net of refunds, for income taxes during the nine months ended September 30, 1999 and 1998 totaled $35.5 million and $114.4 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $3.9 million and $11.6 million during the quarter and nine months ended September 30, 1999, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 1999 was $1.7 million and $4.1 million, respectively. The Company incurred interest costs of $3.8 million and $11.6 million during the quarter and nine months ended September 30, 1998, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 1998 was not material.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.3 million and $4.1 million for the quarter and nine months ended September 30, 1999, respectively. For the quarter and nine months ended September 30, 1998, amortization expense totaled $1.6 million and $4.8 million, respectively.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Treasury Stock

         In July 1998, the Board of Directors authorized the purchase of shares of the Company's common stock in the open market, from time to time, depending on market conditions. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. No purchases of treasury stock were made during the nine months ended September 30, 1999. During the quarter and nine months ended September 30, 1998, the Company purchased 3.5 million shares of its common stock at an aggregate cost of $88.7 million, or $25.22 per share.

Comprehensive Income

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the quarter and nine months ended September 30, 1999, comprehensive income totaled $37.1 million and $137.8 million, respectively. For the quarter and nine months ended September 30, 1998, comprehensive income totaled $106.4 million and $297.7 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

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

2. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                           SEPTEMBER 30, 1999
                                                                 ----------------------------------------
                                                                                UNREALIZED      MARKET
                                                                     COST       GAIN (LOSS)      VALUE
                                                                 ------------  -------------  -----------
                                                                              (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                      Due within one year......................  $    258,798  $        (311) $   258,487
                      Due after one year through five years           174,806         (1,183)     173,623
                 Collateralized mortgage obligations...........       153,019         (4,109)     148,910
                 Equity securities.............................        12,117        (10,671)       1,446
                                                                 ------------  -------------  -----------
                      Total....................................  $    598,740  $     (16,274) $   582,466
                                                                 ============  =============  ===========


                                                                            DECEMBER 31, 1998
                                                                 ----------------------------------------
                                                                                UNREALIZED      MARKET
                                                                     COST       GAIN (LOSS)      VALUE
                                                                 ------------  -------------  -----------

                 Debt securities issued by the U.S. Treasury
                      Due within one year.....................   $    304,224  $         (21) $   304,203
                      Due after one year through five years...         24,982             91       25,073
                 Collateralized mortgage obligations..........        203,504           (452)     203,052
                 Equity securities............................         12,117         (8,671)       3,446
                                                                 ------------  -------------  -----------
                      Total...................................   $    544,827  $      (9,053) $   535,774
                                                                 ============  =============  ===========

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      During the nine months ended September 30, 1999 and 1998, certain debt securities due within one year were sold or matured for proceeds of $505.9 million and $208.8 million, respectively. Certain debt securities due after one year were sold for proceeds of $50.5 million and $501.9 million during the nine months ended September 30, 1999 and 1998, respectively. Also during the nine months ended September 30, 1998, equity securities were sold for proceeds of $2.4 million and investments through repurchase agreements with third parties were sold for their contracted amounts totaling $350.0 million. The resulting after-tax realized gains and losses during the nine months ended September 30, 1999 were not material. An after-tax gain of $1.3 million was realized on the sale of debt securities due after one year during the nine months ended September 30, 1998.

      The Company believes the declines in the fair values of its financial instruments due to interest rate and equity price sensitivity are temporary in nature. This determination was based on the marketability of the instruments, the Company's ability to retain its investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows are likely to be material.

3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment is summarized as follows:

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                           ---------------  ----------------
                                                                                1999              1998
                                                                           ---------------  ----------------
                                                                                    (IN THOUSANDS)
                 Drilling rigs and equipment...........................    $     2,021,648  $      1,929,540
                 Construction work in progress.........................            224,900            88,266
                 Land and buildings....................................             13,896            13,874
                 Office equipment and other............................             17,110            14,100
                                                                           ---------------  ----------------
                     Cost..............................................          2,277,554         2,045,780
                 Less accumulated depreciation.........................           (597,306)         (493,960)
                                                                           ---------------  ----------------
                     Drilling and other  property and equipment, net...    $     1,680,248  $      1,551,820
                                                                           ===============  ================

4.  GOODWILL

         The merger with Arethusa in 1996 generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill is summarized as follows:

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                           ---------------  ----------------
                                                                                1999              1998
                                                                           ---------------  ----------------
                                                                                    (IN THOUSANDS)
                 Goodwill...........................................       $      110,232   $        127,418
                 Less accumulated amortization......................              (21,685)           (17,593)
                                                                           --------------   ----------------
                           Total....................................       $       88,547   $        109,825
                                                                           ==============   ================

         During the nine months ended September 30, 1999, an adjustment of $17.2 million was recorded to reduce goodwill before accumulated amortization. The adjustment represents tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount.

5.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                           ---------------  ----------------
                                                                                1999              1998
                                                                           ---------------  ----------------
                                                                                    (IN THOUSANDS)
                 Personal injury and other claims...................       $        18,830  $         20,676
                 Payroll and benefits...............................                16,344            18,701
                 Interest payable...................................                 1,917             5,667
                 Other..............................................                 3,945             8,239
                                                                           ---------------  ----------------
                           Total....................................       $        41,036  $         53,283
                                                                           ===============  ================

6.  COMMITMENTS AND CONTINGENCIES

         In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was made in accordance with the terms of the contract and was not the result of performance failures by the Company or its equipment. The Company believes the contract requires the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000, with set off for revenues earned by the rig from other contracts during that period. However, the customer believes that there are no further obligations under the contract and has refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee. The Company intends to vigorously pursue its claim. For financial statement purposes, the $16.5 million early termination fee has been fully reserved as a reduction of revenues in the Company's results of operations for the quarter ended September 30, 1999.

         A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In May 1999, the case went before the Texas First Court of Appeals, Houston, which affirmed the jury verdict. The plaintiffs obtained an extension to file a petition for review with the Supreme Court of Texas by November 18, 1999. The Company has not established a provision for any liability for this case.

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                            ----------------------------  -----------------------------
                                                                 1999           1998          1999             1998
                                                            -------------  -------------  --------------  -------------
                                                                                     (IN THOUSANDS)
                    Fourth-Generation Semisubmersibles..    $      64,279  $      78,229  $      201,148  $     217,204
                    Other Semisubmersibles..............          114,344        184,183         374,187        528,835
                    Jack-ups............................           15,202         52,985          59,249        176,307
                    Integrated Services.................           18,213            389          25,623         21,538
                    Eliminations........................           (5,298)            --         (10,093)       (18,512)
                                                            -------------  -------------  --------------  -------------
                            Total revenues..............    $     206,740  $     315,786  $      650,114  $     925,372
                                                            =============  =============  ==============  =============

Geographic Areas

      At September 30, 1999, the Company had drilling rigs located offshore eight countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                            ----------------------------  -----------------------------
                                                                 1999           1998          1999             1998
                                                            -------------  -------------  --------------  -------------
                                                                                     (IN THOUSANDS)
                  Revenues from unaffiliated customers:
                    United States.......................... $     118,252  $     175,933  $      326,408  $     543,962

                    Foreign:
                       Europe/Africa.......................        35,384         80,077         156,468        222,599
                       Australia/Southeast Asia............        18,650         37,322          75,003        101,877
                       South America.......................        34,454         22,454          92,235         56,934
                                                            -------------  -------------  --------------  -------------
                            Total revenues..............    $     206,740  $     315,786  $      650,114  $     925,372
                                                            =============  =============  ==============  =============

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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


                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ----------------------------     INCREASE/
                                                         1999           1998         (DECREASE)
                                                     ------------- ---------------  -------------
                                                                   (IN THOUSANDS)
         REVENUES
           Fourth-Generation Semisubmersibles....    $      64,279  $       78,229  $     (13,950)
           Other Semisubmersibles................          114,344         184,183        (69,839)
           Jack-ups..............................           15,202          52,985        (37,783)
           Integrated Services...................           18,213             389         17,824
           Eliminations..........................           (5,298)             --         (5,298)
                                                     ------------- ---------------  -------------
              Total Revenues.....................    $     206,740  $      315,786  $    (109,046)
                                                     =============  ==============  =============
         CONTRACT DRILLING EXPENSE
           Fourth-Generation Semisubmersibles....    $      28,066  $       21,250  $       6,816
           Other Semisubmersibles................           52,772          65,049        (12,277)
           Jack-ups..............................           21,152          27,764         (6,612)
           Integrated Services...................           16,998             489         16,509
           Other.................................            1,433           1,951           (518)
           Eliminations..........................           (5,298)             --         (5,298)
                                                     -------------  --------------  -------------
              Total Contract Drilling Expense....    $     115,123  $      116,503  $      (1,380)
                                                     =============  ==============  =============
         OPERATING INCOME
           Fourth-Generation Semisubmersibles....    $      36,213  $       56,979  $     (20,766)
           Other Semisubmersibles................           61,572         119,134        (57,562)
           Jack-ups..............................           (5,950)         25,221        (31,171)
           Integrated Services...................            1,215            (100)         1,315
           Other.................................           (1,433)         (1,951)           518
           Depreciation and Amortization Expense.          (36,085)        (33,305)        (2,780)
           General and Administrative Expense....           (5,364)         (5,984)           620
           Gain on Sale of Assets..............                 38             255           (217)
                                                     ------------- ---------------  -------------
                   Total Operating Income......      $      50,206  $      160,249  $    (110,043)
                                                     =============  ==============  =============

     Fourth-Generation Semisubmersibles.

         Revenues. Revenues from fourth-generation semisubmersibles during the three months ended September 30, 1999 decreased by $14.0 million from the same period in 1998. This decrease resulted primarily from a decrease in revenues of approximately $13.4 million from the Ocean Valiant, which was in the shipyard during most of the third quarter of 1999 for stability enhancements and other repairs. Revenues were also reduced by approximately $3.3 million from the Ocean Clipper which spent approximately one-half of the third quarter of 1999 in a shipyard undergoing modifications and preparing for its upcoming three-year contract offshore Brazil. See "--Outlook."

         Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles during the three months ended September 30, 1999 increased $6.8 million from the same period in 1998. This increase resulted primarily from an increase of $4.9 million for repairs performed on the Ocean Valiant, which was placed in the shipyard during the third quarter of 1999. Also, contract drilling expense increased approximately $1.0 million for the Ocean Victory primarily due to costs associated with mooring system repairs during the three months ended September 30, 1999.

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the three months ended September 30, 1999 decreased $69.8 million from the same quarter in 1998. This decrease resulted primarily from reduced revenues of $38.2 million attributable to a decline in utilization as compared to the three months ended September 30, 1998 and $3.1 million due to rigs removed from service in late 1998. Revenues were also reduced by approximately $28.3 million from decreased operating dayrates as compared to the same period of 1998. The average operating dayrate for other semisubmersibles was $77,100 per day during the third quarter of 1999, as compared to $95,700 per day during the third quarter of 1998.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the three months ended September 30, 1999 decreased $12.3 million from the same quarter in 1998. This decrease resulted primarily from expense reductions from rigs that were idle for all or part of the current quarter and from rigs removed from service in late 1998.

     Jack-Ups.

         Revenues. Revenues from jack-ups during the three months ended September 30, 1999 decreased $37.8 million from the same quarter in 1998. This decrease was primarily due to reductions in revenues of $30.1 million resulting from decreased operating dayrates as compared to the same period of 1998. The average operating dayrate for jack-ups was $16,500 per day during the third quarter of 1999, as compared to $49,200 per day during the third quarter of 1998. In addition, revenues decreased by $7.7 million from an overall decrease in utilization and rigs removed from service in late 1998 and the first quarter of 1999. See "--Outlook."

         Contract Drilling Expense. Contract drilling expense for jack-ups during the three months ended September 30, 1999 decreased $6.6 million from the same quarter in 1998. This decrease was the result of the decline in utilization and the removal of rigs from service in late 1998 and the first quarter of 1999.

     Integrated Services.

         Revenues and contract drilling expense for integrated services increased primarily due to three turnkey wells completed during the third quarter of 1999. See "--Integrated Services."

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the three months ended September 30, 1999 of $36.1 million increased $2.8 million from $33.3 million for the three months ended September 30, 1998. This increase resulted primarily from increased expenditures associated with the Company's continuing rig enhancement program.

     Interest Income.

         Interest income of $9.1 million for the three months ended September 30, 1999 increased $0.9 million from $8.2 million for the same period in 1998. This increase resulted primarily from the investment of additional excess cash in 1999. See " --Liquidity."

     Interest Expense.

         Interest expense of $2.2 million for the three months ended September 30, 1999 decreased $1.4 million from $3.6 million for the same period in 1998. This decrease resulted primarily from an increase in capitalized interest cost based on the average amount of accumulated expenditures for the Ocean Confidence. See "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $20.4 million for the three months ended September 30, 1999 decreased $38.1 million from $58.5 million for the three months ended September 30, 1998. This decrease resulted primarily from the $109.0 million decrease in income before income tax expense as compared to the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      ------------------------------   INCREASE/
                                                          1999             1998        (DECREASE)
                                                      -------------  ---------------  -------------
                                                                     (IN THOUSANDS)
         REVENUES
           Fourth-Generation Semisubmersibles.....     $     201,148  $       217,204  $     (16,056)
           Other Semisubmersibles.................           374,187          528,835       (154,648)
           Jack-ups...............................            59,249          176,307       (117,058)
           Integrated Services....................            25,623           21,538          4,085
           Eliminations...........................           (10,093)         (18,512)         8,419
                                                      -------------  ---------------  -------------
               Total Revenues.....................     $     650,114  $       925,372  $    (275,258)
                                                       =============  ===============  =============
         CONTRACT DRILLING EXPENSE
           Fourth-Generation Semisubmersibles.....     $      73,839  $        61,826  $      12,013
           Other Semisubmersibles.................           169,761          209,948        (40,187)
           Jack-ups...............................            63,847           76,804        (12,957)
           Integrated Services....................            23,948           21,444          2,504
           Other..................................             3,340            6,429         (3,089)
           Eliminations...........................           (10,093)         (18,512)         8,419
                                                       -------------  ---------------  -------------
               Total Contract Drilling Expense....     $     324,642  $       357,939  $     (33,297)
                                                      =============  ===============  =============
         OPERATING INCOME
           Fourth-Generation Semisubmersibles.....     $     127,309  $       155,378  $     (28,069)
           Other Semisubmersibles.................           204,426          318,887       (114,461)
           Jack-ups...............................            (4,598)          99,503       (104,101)
           Integrated Services....................             1,675               94          1,581
           Other..................................            (3,340)          (6,429)         3,089
           Depreciation and Amortization Expense..          (107,448)         (98,051)        (9,397)
           General and Administrative Expense.....           (17,286)         (18,975)         1,689
           Gain on Sale of Assets.................               182              337           (155)
                                                       -------------  ---------------  -------------
               Total Operating Income.............     $     200,920  $       450,744  $    (249,824)
                                                       =============  ===============  =============

     Fourth-Generation Semisubmersibles.

         Revenues. Revenues from fourth-generation semisubmersibles during the nine months ended September 30, 1999 decreased $16.1 million from the same period in 1998. This decrease resulted primarily from a decrease in revenues of $14.5 million from the Ocean Valiant due to decreased utilization as the rig was in the shipyard for stability enhancements and other repairs during most of the third quarter of 1999. Revenues were also reduced by approximately $11.7 million due to rig downtime for upgrades and repairs performed on the Ocean Clipper during 1999 and $6.8 million due to rig downtime associated with the mandatory inspection and repairs of the Ocean America. These decreases were partially offset by an increase in revenues of approximately $14.2 million from the Ocean Victory, which was in the shipyard during part of 1998 for repairs required as a result of the February 1998 engine room fire. The decrease in revenue was also offset by an increase of approximately $2.7 million in deferred revenue recognized in 1999 associated with the mobilization of the Ocean Alliance from the North Sea to Angola in late 1998.

         Contract Drilling Expense. Contract drilling expense for fourth-generation semisubmersibles during the nine months ended September 30, 1999 increased $12.0 million from the same period in 1998. This increase resulted in part from an increase of $4.9 million for repairs performed on the Ocean Valiant, which was placed in the shipyard during the third quarter of 1999. Also contributing to this increase was $3.8 million in costs associated with the mandatory inspection and repairs of the Ocean America and $2.0 million in costs incurred for the mobilization of the Ocean Alliance from the North Sea to Angola during late 1998 and the first quarter of 1999. In addition, contract drilling expense for the Ocean Victory increased approximately $2.1 million due to the capitalization of costs associated with shipyard repairs during most of the first half of 1998.

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the nine months ended September 30, 1999 decreased $154.6 million from the same period in 1998. This decrease resulted, in part, from reduced revenues of $80.3 million attributable to a decline in utilization as compared to 1998 and $33.9 million due to rigs removed from service in late 1998. In addition, revenues were reduced by $30.1 million due to rig downtime during 1999 for mandatory inspections and repairs for the Ocean New Era, the Ocean Yatzy, the Ocean Concord, and the Ocean Winner. Also contributing to the decrease in revenues was a $28.3 million decrease in operating dayrates as compared to the same period in 1998. The average operating dayrate for other semisubmersibles was $85,900 per day during the first nine months of 1999, as compared to $92,700 per day during the first nine months of 1998. Partially offsetting these decreases in revenues were increases of $27.8 million from eight other rigs which were undergoing mandatory inspections during the first nine months of 1998.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the nine months ended September 30, 1999 decreased $40.2 million from the same period in 1998. This decrease resulted primarily from expense reductions of approximately $30.8 million from rigs that were idle for all or part of the first nine months of 1999. Contract drilling expense also decreased by approximately $16.9 million due to fewer mandatory inspections and repairs performed during the first nine months of 1999 as compared to 1998. Partially offsetting these decreases was an increase in costs of $7.4 million associated with the mobilization of the Ocean Winner from the Gulf of Mexico to Brazil during the first half of 1999.

     Jack-Ups.

         Revenues. Revenues from jack-ups during the nine months ended September 30, 1999 decreased $117.1 million from the same period in 1998. This decrease was primarily due to reductions in revenues of $57.3 million resulting from decreased operating dayrates and $58.0 million resulting from decreased utilization and the removal of rigs from service in late 1998 and the first quarter of 1999. See "--Outlook." The average operating dayrate for jack-ups was $23,900 per day during the first nine months of 1999 as compared to $51,200 per day during the first nine months of 1998.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the nine months ended September 30, 1999 decreased $13.0 million over the same period in 1998. This decrease resulted primarily from expense reductions from rigs that were removed from service in late 1998 and the first quarter of 1999.

     Integrated Services.

         Revenues and contract drilling expense for integrated services increased primarily from three turnkey wells completed during 1999. See "--Integrated Services."

     Other.

         Other contract drilling expense of $3.3 million during the first nine months of 1999 decreased $3.1 million from $6.4 million during the first nine months of 1998. This decrease resulted primarily from a reduction in expenditures during the first nine months of 1999 for crew training programs and various other non-recurring charges.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the nine months ended September 30, 1999 of $107.4 million increased $9.4 million from $98.0 million for the nine months ended September 30, 1998. This increase resulted primarily from increased expenditures associated with the Company's continuing rig enhancement program.

     General and Administrative Expense.

         General and administrative expense of $17.3 million for the nine months ended September 30, 1999 decreased $1.7 million from $19.0 million for the same period in 1998 primarily due to a decrease in legal and personnel costs.

     Interest Income.

         Interest income of $26.0 million for the nine months ended September 30, 1999 increased $3.8 million from $22.2 million for the same period in 1998. This increase resulted primarily from the investment of additional excess cash in 1999. See "--Liquidity."

     Interest Expense.

         Interest expense of $7.5 million for the nine months ended September 30, 1999 decreased $3.7 million from $11.2 million for the same period in 1998. This decrease resulted primarily from an increase in capitalized interest cost based on the average amount of accumulated expenditures for the Ocean Confidence. See "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $76.9 million for the nine months ended September 30, 1999 decreased $86.3 million from $163.2 million for the nine months ended September 30, 1998. This decrease resulted primarily from the $244.5 million decrease in income before income tax expense as compared to the nine months ended September 30, 1998.

OUTLOOK

         Recent product prices have improved considerably as compared to late 1997 and throughout 1998. If sustained long-term, this improvement suggests the offshore drilling industry could see a gradual improvement in utilization and dayrates. But in the near-term, however, customers are taking a very cautious approach to exploration and development until product prices display some level of stability at a sustainable level. Continued improvements in market conditions depend upon, among other factors, the Company's customer's belief that the improved product prices currently in effect are sustainable. Currently, the Company has eight rigs removed from service and several of the Company's other rigs remain idle in various markets. The Company will continually assess the need to cold stack additional rigs or reactivate equipment depending on market conditions. The Company believes that, with its fleet size and composition, it is well positioned to take advantage of opportunities when market conditions improve.

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

         In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was made in accordance with the terms of the contract and was not the result of performance failures by the Company or its equipment. The Company believes the contract requires the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000, with set off for revenues earned by the rig from other contracts during that period. However, the customer believes that there are no further obligations under the contract and has refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee. The Company intends to vigorously pursue its claim. For financial statement purposes, the $16.5 million early termination fee has been fully reserved as a reduction of revenues in the Company's results of operations for the quarter ended September 30, 1999.

         The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep water continues. The upgrade and associated sea trials are anticipated to be completed in April 2000, when the rig is scheduled to begin a five-year contract in the Gulf of Mexico. See "--Capital Resources." Increased rig construction and enhancement programs are also ongoing by the Company's competitors. This increase in the supply of technologically advanced rigs capable of drilling in deep water has produced a marginal oversupply of such equipment in the current market and, in turn, adversely affected the utilization level and average operating dayrates available for the Company's rigs, particularly its higher specification semisubmersible units.

         The Company's drillship, the Ocean Clipper, successfully drilled the world's deepest water depth turnkey well in the Gulf of Mexico in August 1999. See "--Integrated Services." The Ocean Clipper is currently undergoing installation of required equipment and performing necessary modifications in connection with its upcoming three-year contract offshore Brazil. This contract is anticipated to commence at the end of 1999 and is expected to generate revenues of at least $103.0 million over the three-year period.

         The Company's results of operations for 1999 have been adversely affected by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Five of these inspections were completed during the nine months ended September 30, 1999. Also, in late September 1999, the Company began the regulatory inspection of the Ocean Guardian, which was previously scheduled for the first quarter of 2000, to utilize idle time between contracts. While no further inspections are scheduled for the remainder of 1999, the Company may perform additional inspections or undertake modifications to take advantage of rig downtime. The Company intends to focus on returning these rigs to operation as soon as reasonably possible, in order to minimize downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

         Historically, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions may or may not continue.

LIQUIDITY

         At September 30, 1999, cash and marketable securities totaled $680.4 million, up from $637.0 million at December 31, 1998. Cash provided by operating activities for the nine months ended September 30, 1999 decreased by $63.0 million to $326.1 million, as compared to $389.1 million for the same period of the prior year. This decrease in cash was primarily attributable to a $158.2 million decrease in net income and a $38.4 million decrease in accounts payable and accrued liabilities. These decreases were partially offset by a $109.7 million increase in cash resulting from a decrease in accounts receivable and a $23.3 million increase in cash resulting from a decrease in taxes payable.

         Investing activities used $278.5 million of cash during the nine months ended September 30, 1999, as compared to $228.7 million during the same period of the prior year. This increase resulted primarily from a $99.6 million increase in cash used for capital expenditures, primarily the conversion of the Ocean Confidence, partially offset by a $50.2 million decrease in cash used for investments in marketable securities.

         In April 1999, the Company entered into a $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of September 30, 1999, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

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

         The Company has budgeted $173.7 million for rig upgrade capital expenditures during 1999, including approximately $138.7 million for 1999 expenditures associated with the conversion of the Ocean Confidence. During the nine months ended September 30, 1999, the Company expended $156.8 million, including capitalized interest expense, for rig upgrades, primarily the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. The Company originally estimated its net cost of conversion for this rig to be approximately $210.0 million. However, previous estimates were developed prior to the completion of all required structural engineering. The Company now estimates its net cost of conversion for this rig at approximately $285.0 million. Upon completion of the conversion and acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico, which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000, but such date may be adjusted in certain circumstances. The Company believes that the project will be completed timely and within the revised budget, although, as with any major rig conversion, the possibility of unforeseen delays and cost overruns exists.

         The Company has also budgeted $134.1 million for 1999 capital expenditures associated with its continuing rig enhancement program, spare equipment inventory, and other corporate requirements. During the nine months ended September 30, 1999, the Company expended $75.4 million in association with its continuing rig enhancement program to maintain spare equipment inventory levels and meet other corporate requirements. These expenditures included purchases of riser, drill pipe, and other drilling equipment.

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

INTEGRATED SERVICES

         The Company, through its wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. Generally, DOTS is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the first nine months of 1999, DOTS successfully completed three turnkey wells in the Gulf of Mexico and contributed operating income of $1.7 million to the Company's consolidated results of operations.

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

         The Company has completed Phases 1, 2 and 3 for IT and Non-IT systems utilized in the Company's onshore and offshore operations and substantially completed the final two phases of its Y2K initiative.

     Cost to Address the Company's Y2K Issues.

         The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position primarily because the Company has utilized existing personnel resources to assist in the implementation of its Y2K compliance initiative. The Company has recently completed the implementation of certain major business and financial systems apart from the Y2K compliance initiative. However, because the replaced systems were not Y2K compliant, the Y2K initiative also benefited from their replacement. The total cost of the implementation was approximately $5.6 million, of which approximately $3.3 million was incurred and capitalized prior to 1999. The total cost does not include the Company's internal costs, principally the related payroll cost for its information systems group, which are not separately tracked.

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

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this Report that contain forward-looking statements include, but are not limited to, discussions regarding the effect of market conditions on the Company's future results of operations (see "--Outlook"), completion dates for construction or other capital projects (see "--Outlook"), commencement and completion dates of drilling contracts and upgrade projects (see "--Outlook" and "--Capital Resources"), future uses of and requirements for financial resources, including but not limited to, expenditures related to the upgrade of the Ocean Confidence (see "--Liquidity" and "--Capital Resources"), and the impact of the Y2K issues on the Company's business (see "--Year 2000 Issues").

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information included in this Item is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements" in Item 2 Part I of this Report.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

         The Company's financial instruments that are potentially sensitive to changes in interest rates include the Company's convertible subordinated notes and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. The fair value of these notes at September 30, 1999, based on quoted market prices, was approximately $420.8 million, as compared to a carrying amount of $400.0 million. At September 30, 1999, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $432.1 million, which includes an unrealized holding loss of $1.5 million. These securities bear interest at rates ranging from 4.00 percent to 5.00 percent and do not impose a significant market risk to the Company as they are U.S. government-backed and generally short-term and readily marketable. The fair value of the Company's investment in CMO's at September 30, 1999 was approximately $148.9 million, which includes an unrealized holding loss of $4.1 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

         In addition, the Company's investment in equity securities is sensitive to equity price risk. At September 30, 1999, the fair value of the Company's investment in equity securities was approximately $1.4 million, which includes an unrealized holding loss of $10.7 million.

         The Company believes the declines in the fair values of its investments in debt and equity securities due to interest rate and equity price sensitivity are temporary in nature. This determination was based on the marketability of the instruments, the Company's ability to retain its investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows are likely to be material.

EXCHANGE RATE SENSITIVITY

         Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa (Off-Shore) Limited, which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take-nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In May 1999, the case went before the Texas First Court of Appeals, Houston, which affirmed the jury verdict. The plaintiffs obtained an extension to file a petition for review with the Supreme Court of Texas by November 18, 1999. The Company has not established a provision for any liability for this case.

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

(b) There were no reports on Form 8-K filed during the third quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DIAMOND OFFSHORE DRILLING, INC.
                                        (Registrant)




Date     2-Nov-1999             By: /s/ Gary T. Krenek
         ---------------            --------------------------------------------
                                    Gary T. Krenek
                                    Vice President and Chief Financial Officer


Date     2-Nov-1999                 /s/ Leslie C. Knowlton
         ---------------            --------------------------------------------
                                    Leslie C. Knowlton
                                    Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

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

-------------------
* Filed herewith.