Form 10-K405
period 1999-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2000-03-07
CIK 949039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
         -------------------                      ------------------------
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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

As of February 29, 2000                                                       $2,076,941,522

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 29, 2000      Common Stock, $0.01 par value per share       135,515,481 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 1999, are incorporated by reference in Part III of this form.

                         DIAMOND OFFSHORE DRILLING, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
COVER PAGE...................................................................................................1

DOCUMENT TABLE OF CONTENTS...................................................................................2

PART I

ITEM 1.    BUSINESS..........................................................................................3

ITEM 2.    PROPERTIES.......................................................................................10

ITEM 3.    LEGAL PROCEEDINGS................................................................................10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................10

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................12

ITEM 6.    SELECTED FINANCIAL DATA..........................................................................13

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............14

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................24

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................25

           Consolidated Financial Statements................................................................26
           Notes to Consolidated Financial Statements.......................................................31

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............45

PART III

           Information called for by Part III has been omitted as the Registrant intends to file with the
           Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................45

SIGNATURES..................................................................................................47

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the "Company" shall mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company is a leader in deep water drilling with a fleet of 45 offshore rigs. The fleet consists of 30 semisubmersibles, 14 jack-ups and one drillship.

RECENT DEVELOPMENTS

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. Through February 29, 2000, the Company has purchased 0.3 million shares of its common stock at an aggregate cost of $8.5 million, or at an average cost of $27.49 per share.

      In January 2000, the Company announced that it had been awarded a letter of intent for its fourth-generation semisubmersible, the Ocean Alliance, for a three-year term commitment with Petrobras in Brazil. The rig, currently working in West Africa, is scheduled to begin mobilization for the program in the third quarter of 2000, depending on the duration of its current commitments. The contract, which will commence in direct continuation of current obligations, is expected to generate revenues of approximately $131.0 million, with provisions for additional revenue if the rig is utilized in waters deeper than the primary contract obligation of 1,200 meters. Additionally, the commitment allows the Company certain rights for participation in possible increases in the drilling market during the third year of the agreement.

      In January 2000, the Company sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in an after-tax gain of $9.0 million. The rig had been cold stacked offshore Netherlands prior to the sale.

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

      Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply and high dayrates followed by periods of low demand, excess rig supply and low dayrates. During 1999, product prices improved considerably as compared to those in late 1997 and throughout 1998 due to, among other things, OPEC production cuts and an improved outlook on foreign economic recovery, particularly in Asia. Even with these improvements, operators took a cautious approach to exploration and development and the offshore contract drilling industry did not experience comparable improvements in its market conditions. However, if the current environment can be sustained, management believes the offshore contract drilling industry could see improvements in utilization levels and dayrates during 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this Report.

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

      The Company owns and operates seven high specification semisubmersibles, including the Ocean Confidence. These semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments and have other advanced features. Currently, the Ocean Victory, the Ocean Star, the Ocean Valiant, and the Ocean Quest are working in deep water areas of the Gulf of Mexico; the Ocean America is working offshore Trinidad in South America; and the Ocean Alliance is working offshore West Africa.

      The conversion of the Ocean Confidence, a semisubmersible accommodation vessel with Class III dynamic-positioning system ("DPS") capabilities purchased in 1997, to a drilling unit with fifth-generation capabilities, including harsh environment and ultra-deep water capabilities up to 7,500 feet, is ongoing. This conversion is anticipated to be completed in the second quarter of 2000. Upon completion of the conversion and acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico, which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000. Although the Company believes the project will be completed by July 1, 2000, it is possible that delays or unforeseen circumstances could push delivery beyond this date, which could allow the customer to cancel the term contract. Should the Company be required to remarket the unit, it is likely that an initial term would be shorter than the currently contracted five-year period, and the rate would be dependent upon market conditions at such time as the Ocean Confidence might be offered for contract. In such case, future revenues generated by the rig could be less than the current contracted amount of approximately $320.0 million. See "-- Fleet Enhancements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

      In addition, the Company owns and operates 23 other semisubmersibles which operate in maximum water depths up to 3,500 feet. The diverse capabilities of many of these semisubmersibles enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. Currently, 12 of these semisubmersibles are located in the Gulf of Mexico; four are located offshore Brazil; three are located in the North Sea; two are located offshore Australia; one is located offshore New Zealand; and one is located offshore West Africa.

      Jack-ups. The Company owns 14 jack-ups. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Jack-ups are used extensively for drilling in water depths from 20 feet to 450 feet. The water depth limit of a particular rig is principally determined by the length of the rig's legs. A jack-up rig is towed by tugboats to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

      The principal market for the Company's jack-up rigs is currently the Gulf of Mexico, where 12 of the Company's jack-up rigs are located. Of the Company's jack-up rigs in the Gulf of Mexico, seven are independent-leg cantilevered rigs, two are mat-supported cantilevered rigs, two are independent-leg slot rigs, and one is a mat-supported slot rig. Both of the Company's internationally based jack-ups are independent-leg cantilevered rigs.

      Drillship. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a computer-controlled thruster (dynamic-positioning) system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do fourth-generation semisubmersible rigs. During 1999, the Company replaced the blow-out preventer control system and performed additional upgrades on its drillship, the Ocean Clipper. See "--Fleet Enhancements." Subsequently, the Ocean Clipper successfully drilled the world's deepest water depth turnkey well in the Gulf of Mexico in August 1999. The drillship then mobilized to offshore Brazil in late December 1999 and is currently operating under a three-year contract.

      Fleet Enhancements. The Company's strategy is to maximize dayrates and utilization by adapting to trends in its markets, including enhancing its fleet to meet customer demand for diverse drilling capabilities. The average age of the Company's fleet of offshore drilling rigs (calculated as of December 31, 1999 and measured from the year built) is 21.7 years. The Company has spent approximately $1.1 billion on capital expenditures since 1996 for upgrades and enhancements such as top-drive drilling systems, additional water depth capability, mud pump additions and increases in deckload capacity. The Company believes it will be feasible to continue to upgrade its rigs notwithstanding the average age of its fleet. However, there can be no assurance whether or to what extent upgrades will continue to be made to rigs in the Company's fleet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

      An extensive power system upgrade on the Company's jack-up, the Ocean King, was completed in 1999. The upgrade and enhancement replaced the engines and electrical system; upgraded the existing mud pumps and installed a third, 1,600-
horsepower mud pump; refurbished the top-drive system; added a third motor to the drawworks and upgraded its cooling system; refurbished the blow-out preventer stack and associated equipment; repaired the pre-load tanks, spud cans, shaker house, and mud pits; upgraded 48 jacking motors to 600 volts; repainted the rig's hull bottom; and refurbished all four lifeboats.

      A variable deckload upgrade was performed and completed on the Ocean General, a semisubmersible currently located offshore Australia, during 1999. A large variable deckload enables operators to carry more consumables and drilling equipment to the drill site, eliminating some of the expense of supply boats. Four additional columns were installed at the corners of the rig, as well as inner and outer lower-hull sponsons, increasing the variable deckload capacity to 3,000 tons. The upgrade also enhanced the rig's drilling capabilities by nearly doubling its mud-storage capacity, adding a third mud pump, increasing the riser tension, and installing two new cranes. Electric power distribution was enhanced by the addition of electrical equipment for the new mud pump and the installation of a larger emergency generator. The rig also was prepared for a future increase in water-depth capability with the installation of a larger-bore rotary table and diverter, as well as additional riser and podline tensioners.

      The semisubmersible Ocean Concord was also upgraded in 1999, enhancing its marketability in deeper water. Two pencil columns were installed to expand variable deckload capacity to 2,850 tons. New "wing" decks on the port and starboard sides were added to provide additional work and storage space. The upgrade also included the addition of an elevated platform for third-party equipment, three new cranes, and the repair of corrosion damage in the decks, houses and hull.

      The Ocean Clipper's current contract with Petrobras requires, among other things, that the drillship meet the requirements of Class II DPS vessels. These requirements include the ability to automatically maintain position and heading against severe environmental conditions - even with the loss of one component, such as a thruster, engine, or electrical switchgear. To meet these requirements, the Company split and segregated the power-distribution system to create two remote and independent systems. Likewise, the generator auxiliaries were split for redundancy. The dynamic-positioning system was reconfigured and reprogrammed to manage these enhanced capabilities. An additional positioning-reference capability (long-base-line acoustic positioning) was added for remote operations.

      The Company also initiated programs in 1999 for replacement or upgrade of certain other equipment on its fleet of drilling rigs. For example, the Company began the replacement of all hook-roller-style mechanical cranes with king-post cranes. To date, new cranes have been installed on the Ocean Concord, the Ocean Lexington, and the Ocean Saratoga (three cranes each); the Ocean Yorktown, the Ocean Rover, and the Ocean General (two cranes each); and the Ocean Quest and the Ocean Voyager (one crane each). New cranes also have been or are being installed for maintenance or operational reasons on the Ocean Nomad, the Ocean Ambassador, and the Ocean Summit.

      A program to replace worn riser, standardizing it across the fleet to simplify maintenance and reduce spare equipment costs, also began in 1999. In the past, each rig required its own spare riser for use during routine riser inspections. In the new system, all shallow water rigs will use a standard riser design, as will all deepwater rigs. Spare riser, common to all rigs of that type, will be stored in warehouse space rather than on each rig. In 1999, riser was replaced on five rigs. The program will continue in 2000 and eventually will replace the riser on all the rigs in the Company's fleet.

      The Company's commitment to maintain its rigs according to best industry practices also resulted in the purchase of 154,300 feet (29.22 miles) of mooring chain, weighing more than 6,945 tons, in 1999. These purchases replaced the mooring chains and wires on four semisubmersibles and additional rigs will receive new chains and wires as needed in 2000 and beyond. In addition, mooring system upgrades were performed on the Ocean America and the Ocean Valiant to enable the rigs to more effectively work at their rated water depth capacities. Four column sponsons were added "behind" the fairleaders to correct abrasion of the anchor bolsters from the angle of the mooring lines on each rig.

      In 1998, the Company began the upgrade of the Ocean Confidence from an accommodation vessel with Class III DPS capabilities to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters, including enhancements such as increased capability for operations in up to 7,500 foot water depths, approximately 6,000 tons variable deckload, a 15,000 psi blow-out prevention system, and four mud pumps. The upgrade is anticipated to be completed during the second quarter of 2000, when the rig is expected to commence a five-year contract in the Gulf of Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this Report.

      The design of the Company's Victory-class semisubmersible rigs, including their cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects. While no such upgrades are currently in progress, the Company has previously upgraded six of its nine Victory-class rigs with enhancements such as increased efficiency in the handling of subsea completion equipment, stability enhancements that allow increased variable deckload, and increased water depth capabilities. Currently, the Company's Victory-class rigs are rated for service in maximum water depths of 1,200 to 5,000 feet.

      More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of January 31, 2000, is set forth in the table below.

                                  WATER                               YEAR
                                  DEPTH                           BUILT/LATEST        CURRENT
    TYPE AND NAME              RATING (FT.)      ATTRIBUTES      ENHANCEMENT (a)      LOCATION     CUSTOMER (b)
    -------------              ------------      ----------      ---------------      --------     ------------
HIGH SPECIFICATION FLOATERS
SEMISUBMERSIBLES (7):
  Ocean Confidence (c)            7,500      TDS; DP; 15K; 4M         2000         Gulf of Mexico  BP-Amoco
  Ocean Alliance                  5,000      TDS; DP; 15K; 3M       1988/1999      Angola          Chevron
  Ocean America                   5,000      TDS; SP; 15K; 3M       1988/1999      Trinidad        BP-Amoco
  Ocean Valiant                   5,000      TDS; SP; 15K; 3M       1988/1999      Gulf of Mexico  Amerada Hess
  Ocean Victory                   5,000      TDS; VC; 15K; 3M       1972/1997      Gulf of Mexico  Vastar
  Ocean Star                      4,500      TDS; VC; 15K; 3M       1974/1999      Gulf of Mexico  Texaco
  Ocean Quest                     3,500      TDS; VC; 15K; 3M       1973/1996      Gulf of Mexico  Chevron
DRILLSHIP (1):
  Ocean Clipper                   7,500      TDS; DP; 15K; 3M       1976/1999      Brazil          Petrobras

OTHER
SEMISUBMERSIBLES (23):
  Ocean Winner                    3,500      TDS; 3M                1977/1996      Brazil          Petrobras
  Ocean Worker                    3,500      TDS; 3M                1982/1992      Gulf of Mexico  Shell
  Ocean Yatzy                     3,300      TDS; DP; 15K           1989/1998      Brazil          Petrobras
  Ocean Voyager                   3,200      TDS; VC                1973/1995      Gulf of Mexico  Stacked

  Ocean Yorktown                  2,850      TDS                    1976/1996      Brazil          Petrobras
  Ocean Concord                   2,200      TDS; 3M                1975/1999      Gulf of Mexico  Murphy
  Ocean Lexington                 2,200      TDS; 3M                1976/1995      Gulf of Mexico  Committed
  Ocean Saratoga                  2,200      TDS; 3M                1976/1995      Gulf of Mexico  El Paso Energy
  Ocean Endeavor                  2,000      TDS; VC                1975/1994      Gulf of Mexico  British-Borneo
  Ocean Rover                     2,000      TDS; VC; 15K           1973/1992      Gulf of Mexico  Pogo (d)
  Ocean Prospector                1,700      VC                     1971/1981      Gulf of Mexico  Cold Stacked
  Ocean Bounty                    1,500      TDS; VC; 3M            1977/1992      Australia       Shell
  Ocean Guardian                  1,500      TDS; SP; 3M              1985         North Sea       Stacked
  Ocean New Era                   1,500      TDS                    1974/1990      Gulf of Mexico  Stacked
  Ocean Princess                  1,500      TDS; 15K; 3M           1977/1998      North Sea       ExxonMobil
  Ocean Whittington               1,500      TDS; 3M                1974/1995      Brazil          Petrobras
  Ocean Epoch                     1,200      TDS                    1977/1990      Enroute to      New Zealand Oil
                                                                                   New Zealand     & Gas
  Ocean General                   1,200      TDS; 3M                1976/1999      Australia       Coastal
  Ocean Nomad                     1,200      TDS; 3M                1975/1998      North Sea       Shell
  Ocean Baroness                  1,200      TDS; VC                1973/1995      Gulf of Mexico  Cold Stacked
  Ocean Ambassador                1,100      TDS; 3M                1975/1995      Gulf of Mexico  Mariner
  Ocean Century                    800                                1973         Gulf of Mexico  Cold Stacked
  Ocean Liberator                  600       TDS                    1974/1998      Ghana           Dana

JACK-UPS (14):
  Ocean Titan                      350       TDS; IS; 15K; 3M       1974/1989      Gulf of Mexico  Vastar
  Ocean Tower                      350       TDS; IS; 3M            1972/1998      Gulf of Mexico  Cold Stacked
  Ocean King                       300       TDS; IC; 3M            1973/1999      Gulf of Mexico  BP-Amoco
  Ocean Nugget                     300       TDS; IC                1976/1995      Gulf of Mexico  Newfield
  Ocean Summit                     300       SDS; IC                1972/1991      Gulf of Mexico  Committed
  Ocean Warwick                    300       TDS; IC                1971/1998      Gulf of Mexico  Vastar
  Ocean Champion                   250       MS                     1975/1985      Gulf of Mexico  Cold Stacked
  Ocean Columbia                   250       TDS; IC                1978/1990      Gulf of Mexico  Vastar
  Ocean Heritage                   250       TDS; IC                1981/1995      Indonesia       Maxus
  Ocean Sovereign                  250       TDS; IC                1981/1994      Indonesia       Maxus
  Ocean Spartan                    250       TDS; IC                1980/1994      Gulf of Mexico  Vastar
  Ocean Spur                       250       TDS; IC                1981/1994      Gulf of Mexico  Nippon
  Ocean Crusader                   200       TDS; MC                1982/1992      Gulf of Mexico  Basin
  Ocean Drake                      200       TDS; MC                1983/1986      Gulf of Mexico  Chevron

--------------------------------------------------------------------------------

                                                  ATTRIBUTES
                                                  ----------
DP = Dynamically-Positioned/Self-Propelled      MS = Mat-Supported Slot Rig        TDS = Top-Drive Drilling System
IC = Independent-Leg Cantilevered Rig           SDS= Side-Drive Drilling System    3M = Three Mud Pumps
IS = Independent-Leg Slot Rig                   VC = Victory-Class                 4M = Four Mud Pumps
MC = Mat-Supported Cantilevered Rig             SP =Self-Propelled                15K = 15,000 psi Blow-Out Preventer

--------------------------------------------------------------------------------
----------
(a) Such enhancements include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deckload capacity.
(b) For ease of presentation in this table, customer names have been shortened or abbreviated.
(c) In shipyard preparing for a five-year term contract with BP-Amoco in the Gulf of Mexico upon conversion to a drilling unit.
(d)  Turnkey contract with Diamond Offshore Team Solutions, Inc.

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

      The Company believes its presence in multiple markets is valuable in many respects. For example, the Company believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and in the Gulf of Mexico while production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, the Company believes its performance for a customer in one market segment or area enables it to better understand that customer's needs and better serve that customer in different market segments or other geographic locations.

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

      In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was not the result of performance failures by the Company or its equipment. The Company believes the contract required the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believes that there was no further obligation under the contract and has refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this Report.

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

      The Company, through its wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), offers a portfolio of drilling services to complement the Company's offshore contract drilling business. These services include overall project management, extended well tests, and drilling and completion operations. From time to time, DOTS also selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. During 1999, DOTS drilled four turnkey wells, in addition to providing project management services on a dayrate basis, and contributed operating income of $0.3 million to the Company's consolidated results of operations. During 1998, DOTS primarily provided project management services on a dayrate basis and contributed operating income of $0.4 million to the Company's consolidated results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "--Integrated Services" in Item 7 of this Report.

DISPOSITION OF ASSETS

      In January 2000, the Company sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in an after-tax gain of $9.0 million. The rig had been cold stacked offshore Netherlands prior to the sale. Certain other assets, including drilling rigs, have been sold in previous years. These assets have generally been inactive or did not fit the overall strategic direction of the Company. Although the Company does not, as of the date hereof, have any commitment with respect to a material disposition of assets, it could enter into such an agreement in the future.

CUSTOMERS

      The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Occasionally, several customers have accounted for 10.0 percent or more of the Company's annual consolidated revenues, although the specific customers may vary from year to year. During 1999, the Company performed services for approximately 40 different customers with Petrobras and Shell companies (including domestic and foreign affiliates) ("Shell") accounting for
15.5 percent and 14.5 percent of the Company's annual total consolidated revenues, respectively. During 1998, the Company performed services for approximately 40 different customers with Shell accounting for 17.4 percent of the Company's annual total consolidated revenues. During 1997, the Company performed services for approximately 50 different customers with Shell accounting for 14.3 percent of the Company's annual total consolidated revenues. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on the Company's results of operations.

      The Company's services in North and South America are marketed principally through its Houston office, with support for U.S. Gulf of Mexico activities coming from its regional office in New Orleans, Louisiana. The Company's services in other geographic locations are marketed principally from its regional offices in Aberdeen, Scotland and Perth, Western Australia. Technical and administrative support functions for the Company's operations are provided by its Houston office.

COMPETITION

      The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location, and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of escalated drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to technologically advanced units. The Company believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company's rigs. See "--Offshore Contract Drilling Services."

     In addition, rig construction and enhancement programs by offshore drilling contractors, which began in late 1997 and 1998, have resulted in an increase in the supply of technologically advanced rigs capable of drilling in deep water. The marginal oversupply of such equipment has, in turn, adversely affected the utilization level and average operating dayrates available for the Company's rigs, particularly its higher specification semisubmersible units.

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

OPERATIONS OUTSIDE THE UNITED STATES

      Operations outside the United States accounted for approximately 48.8 percent, 42.7 percent, and 36.3 percent of the Company's total consolidated revenues for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" and "-- Other -- Currency Risk" in Item 7 of this Report and Note 13 to the Company's Consolidated Financial Statements in Item 8 of this Report.

EMPLOYEES

      As of December 31, 1999, the Company had approximately 4,600 employees (including international crews furnished through labor contractors), approximately 34 of whom were union members. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

ITEM 2. PROPERTIES.

      The Company owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, West Africa, Australia, Brazil, Indonesia, Scotland, Singapore, and Trinidad to support its offshore drilling operations.

ITEM 3. LEGAL PROCEEDINGS.

      Brown Services, Inc. and KOS Industries, Inc. v. Michael D. Brown, BSI International, Inc., Robert Brown, Robert Furlough, Power House International, Inc., Zapata Off-Shore Company and Zapata Corporation; No. 92-05691 in the 334th Judicial District Court of Harris County, Texas, filed February 7, 1992. Plaintiffs sued Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants") for tortious interference with contract and conspiracy to tortiously interfere with contract seeking $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. A former subsidiary of Arethusa (Off-Shore) Limited ("Arethusa"), which is now a subsidiary of the Company, defended and indemnified the Zapata Defendants pursuant to a contractual defense and indemnification agreement. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In May 1999, the case went before the Texas First Court of Appeals, Houston, which affirmed the jury verdict. The plaintiffs filed a petition for review with the Supreme Court of Texas in November 1999 which was subsequently denied in January 2000. The Company had not established a provision for any liability for this case.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

      In reliance on General Instruction G (3) to Form 10-K, information on executive officers of the Registrant is included in this Part I. The executive officers of the Company are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors, or until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Information with respect to the executive officers of the Company is set forth below.

                                           AGE AS OF
              NAME                      JANUARY 31, 2000                                POSITION
              ----                      ----------------                                --------
James S. Tisch                                 47               Chairman of the Board of Directors and Chief Executive Officer
Lawrence R. Dickerson                          47               President, Chief Operating Officer and Director
David W. Williams                              42               Executive Vice President
Rodney W. Eads                                 48               Senior Vice President - Worldwide Operations
John L. Gabriel, Jr.                           46               Senior Vice President - Contracts & Marketing
Denis J. Graham                                50               Senior Vice President - Technical Services
Gary T. Krenek                                 41               Vice President and Chief Financial Officer
William C. Long                                33               General Counsel & Secretary

      James S. Tisch has served as Chief Executive Officer of the Company since March 1998. Mr. Tisch has served as Chairman of the Board since 1995 and as a director of the Company since June 1989. Mr. Tisch has served as Chief Executive Officer of Loews Corporation ("Loews"), a diversified holding company and the Company's controlling stockholder, since November 1998 and, prior thereto, as President and Chief Operating Officer of Loews from 1994. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, an
86.5 percent owned subsidiary of Loews, and serves as a director of Vail Resorts, Inc.

      Lawrence R. Dickerson has served as President, Chief Operating Officer and Director of the Company since March 1998. Previously, Mr. Dickerson served as Senior Vice President from April 1993 and Chief Financial Officer of the Company from June 1989.

      David W. Williams has served as Executive Vice President of the Company since March 1998. Previously, Mr. Williams served as Senior Vice President of the Company from December 1994.

      Rodney W. Eads has served as Senior Vice President of the Company since May 1997. Mr. Eads was employed by Exxon Company, International from August 1994 through May 1997 as Field Drilling Manager.

      John L. Gabriel, Jr. has served as Senior Vice President of the Company since November 1999. Previously, Mr. Gabriel served as a Marketing Vice President of the Company from April 1993.

      Denis J. Graham has served as Senior Vice President of the Company since July 1997. Previously, Mr. Graham served as Vice President of the Company from September 1993.

      Gary T. Krenek has served as Vice President and Chief Financial Officer of the Company since March 1998. Previously, Mr. Krenek served as Controller of the Company from February 1992.

      William C. Long has served as General Counsel and Secretary of the Company since March 1999. Previously, Mr. Long served as acting General Counsel and Secretary for the Company from June 1998 and as a Staff Attorney from January 1997 through May 1998. Mr. Long was in private practice as an attorney from May 1996 through December 1996. From January 1995 through December 1996, Mr. Long served first as a law clerk and subsequently was of Counsel to Kuffner and Associates, P.C.

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

                                                               COMMON STOCK
                                                      ----------------------------
                                                         HIGH              LOW
                                                      ----------        ----------
1999
First Quarter ....................................    $ 33 3/8          $ 20 1/2
Second Quarter ...................................      34 1/16           25 15/16
Third Quarter ....................................      40 7/16           27 3/4
Fourth Quarter ...................................      36 1/16           27 7/16

1998
First Quarter ....................................    $ 48 15/16        $ 39
Second Quarter ...................................      54 5/8            39 5/16
Third Quarter ....................................      40 15/16          20 7/8
Fourth Quarter ...................................      32 15/16          20 11/16


      On February 29, 2000, the closing price of the common stock, as reported by the NYSE, was $31 3/4 per share. As of February 29, 2000, there were approximately 573 holders of record of common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

      In 1999, the Company paid cash dividends of $0.125 per share on March 1, 1999, June 1, 1999, September 1, 1999 and December 1, 1999 and has declared a dividend of $0.125 per share payable March 1, 2000 to stockholders of record on February 1, 2000. In 1998, the Company paid cash dividends of $0.125 per share on March 2, 1998, June 1, 1998, September 1, 1998 and December 1, 1998. In 1997, the Company paid cash dividends of $0.07 per share on August 7, 1997 and December 1, 1997. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

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

                                                -------------------------------------------------------------------
                                                     1999         1998          1997         1996(1)       1995
                                                ------------  ------------  ------------  ------------  -----------
                                                          (in thousands, except per share and ratio data)
INCOME STATEMENT DATA:
Total revenues ..............................   $   821,024   $ 1,208,801   $   956,093   $   611,430   $   336,584
Operating income ............................       223,892       568,999       419,873       213,491        11,651
Net income (loss) ...........................       156,071       383,659       278,605       146,388        (7,026)
Net income per share (2):
  Basic .....................................          1.15          2.78          2.01          1.18            --
  Diluted ...................................          1.11          2.66          1.93          1.18            --
Pro forma net income per share (2) (3) ......            --            --            --            --          0.10

BALANCE SHEET DATA:
Drilling and other property and
  equipment, net ............................     1,737,905     1,551,820     1,451,741     1,198,160       502,278
Total assets ................................     2,681,029     2,609,716     2,298,561     1,574,500       618,052
Long-term debt ..............................       400,000       400,000       400,000        63,000            --

OTHER FINANCIAL DATA:
Capital expenditures (4) ....................       324,133       224,474       281,572       267,000        66,646
Cash dividends declared per share (5) .......          0.50          0.50          0.14            --            --

Ratio of earnings to fixed charges (6) ......        15.64x        37.57x        28.94x        31.56x            --

----------
(1) The Company acquired all of the common stock of Arethusa in consideration of 35.8 million shares of common stock on April 29, 1996.
(2) All per share amounts give retroactive effect to the Company's July 1997 two-for-one stock split in the form of a stock dividend.
(3) Pro forma net income per share gives effect to the Company's initial public offering in October 1995 and the after-tax effects of a reduction in interest expense. Assuming the offering had occurred at January 1, 1995, the Company would have recognized net income of $10.0 million, or $0.10 per share of common stock, after adjusting for the after-tax effects of a reduction in interest expense.
(4) In addition to these capital expenditures, the Company expended $81.0 million for rig acquisitions during the year ended December 31, 1997.
(5) In connection with the Company's initial public offering in October 1995, the Company paid a special dividend of $2.1 million to Loews with a portion of the proceeds.
(6) The deficiency in the Company's earnings available for fixed charges for the year ended December 31, 1995 was approximately $13.8 million. Fixed charges for the year December 31, 1995 consisted primarily of interest expense on notes payable to Loews. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income (loss) from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) one-third of rent expense, which the Company believes represents the interest factor attributable to rent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) in Item 8 of this Report.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. Through February 29, 2000, the Company has purchased 0.3 million shares of its common stock at an aggregate cost of $8.5 million, or at an average cost of $27.49 per share.

      In January 2000, the Company announced that it had been awarded a letter of intent for its fourth-generation semisubmersible, the Ocean Alliance, for a three-year term commitment with Petrobras in Brazil. The rig, currently working in West Africa, is scheduled to begin mobilization for the program in the third quarter of 2000, depending on the duration of its current commitments. The contract, which will commence in direct continuation of current obligations, is expected to generate revenues of approximately $131.0 million, with provisions for additional revenue if the rig is utilized in waters deeper than the primary contract obligation of 1,200 meters. Additionally, the commitment allows the Company certain rights for participation in possible increases in the drilling market during the third year of the agreement.

      In January 2000, the Company sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in an after-tax gain of $9.0 million. The rig had been cold stacked offshore Netherlands prior to the sale.

GENERAL

      Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, revenues may be adversely affected. In response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig previously stacked, which may decrease or increase revenues, respectively.

      Revenues from dayrate drilling contracts are recognized currently. The Company may receive lump-sum payments in connection with specific contracts. Such payments are recognized as revenues over the term of the related drilling contract. Mobilization revenues, less costs incurred to mobilize an offshore rig from one market to another, are recognized over the term of the related drilling contract.

      Revenues from offshore turnkey drilling contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract.

      Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses are not affected by changes in dayrates, nor are they necessarily significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically charged to the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes as operating expenses activities such as painting, inspections and routine overhauls that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades. From time to time, the Company sells assets in the ordinary course of its business and gains or losses associated with such sales are included in operating income.

YEARS ENDED DECEMBER 31, 1999 AND 1998

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

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                ----------------------------     INCREASE/
                                                    1999             1998        (DECREASE)
                                                ------------    ------------    ------------
                                                               (in thousands)
REVENUES
  High Specification Floaters ...............   $    262,571    $    286,875    $    (24,304)
  Other Semisubmersibles ....................        463,168         707,227        (244,059)
  Jack-ups ..................................         74,484         209,134        (134,650)
  Integrated Services .......................         32,769          26,876           5,893
  Eliminations ..............................        (11,968)        (21,311)          9,343
                                                ------------    ------------    ------------
          Total Revenues ....................   $    821,024    $  1,208,801    $   (387,777)
                                                ============    ============    ============
CONTRACT DRILLING EXPENSE
  High Specification Floaters ...............   $    100,003    $     88,293    $     11,710
  Other Semisubmersibles ....................        223,084         276,633         (53,549)
  Jack-ups ..................................         84,830         104,490         (19,660)
  Integrated Services .......................         32,486          26,472           6,014
  Other .....................................          3,088          10,048          (6,960)
  Eliminations ..............................        (11,968)        (21,311)          9,343
                                                ------------    ------------    ------------
          Total Contract Drilling Expense ...   $    431,523    $    484,625    $    (53,102)
                                                ============    ============    ============
OPERATING INCOME
  High Specification Floaters ...............   $    162,568    $    198,582    $    (36,014)
  Other Semisubmersibles ....................        240,084         430,594        (190,510)
  Jack-ups ..................................        (10,346)        104,644        (114,990)
  Integrated Services .......................            283             404            (121)
  Other .....................................         (3,088)        (10,048)          6,960
  Depreciation and Amortization Expense .....       (142,963)       (130,271)        (12,692)
  General and Administrative Expense ........        (22,877)        (25,324)          2,447
  Gain on Sale of Assets ....................            231             418            (187)
                                                ------------    ------------    ------------
          Total Operating Income ............   $    223,892    $    568,999    $   (345,107)
                                                ============    ============    ============

     High Specification Floaters.

      Revenues. Revenues from high specification floaters during the year ended December 31, 1999 decreased $24.3 million from 1998. This decrease resulted primarily from a $13.4 million decrease in revenues from the Ocean Valiant due to decreased utilization while the rig was in the shipyard for stability enhancements and other repairs performed during 1999 and a $14.9 million decrease due to rig downtime associated with the upgrade of and repairs performed on the Ocean Clipper. Revenues were also reduced by approximately $10.9 million due to a decrease in operating dayrates as compared to 1998 and reduced by $6.8 million due to rig downtime associated with the mandatory inspection and repairs of the Ocean America. The average operating dayrate for high specification floaters was $123,100 per day during 1999, as compared to $133,700 per day during 1998. These decreases were partially offset by an increase in revenues of approximately $14.2 million from the Ocean Victory, which was in the shipyard during part of 1998 for repairs required as a result of the February 1998 engine room fire. The decrease in revenue was also partially offset by an increase of approximately $4.6 million from mobilization revenues for the Ocean Alliance to locations offshore West Africa during 1999 and $2.0 million from mobilization revenues for the Ocean Clipper from the Gulf of Mexico to Brazil.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 1999 increased $11.7 million from 1998. This increase resulted in part from an increase of $5.3 million for repairs performed on the Ocean Valiant, which was in the shipyard for part of 1999. Also contributing to this increase was $3.0 million associated with costs for the 1999 mandatory inspection and repairs of the Ocean America and $3.1 million due to the capitalization of costs associated with 1998 shipyard repairs on the Ocean Victory.

     Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles during the year ended December 31, 1999 decreased $244.1 million from 1998. Revenues decreased $124.3 million from a decline in utilization compared to 1998 and $39.3 million due to rigs removed from service in late 1998 and 1999. In addition, revenues were reduced by $37.0 million due to rig downtime during 1999 for mandatory inspections and repairs of the Ocean New Era, the Ocean Yatzy, the Ocean Concord, the Ocean Winner, and the Ocean Guardian. Also contributing to the decrease in revenues was a $73.8 million decline from lower operating dayrates compared to 1998. The average operating dayrate for other semisubmersibles was $82,700 per day in 1999, compared to $93,900 per day in 1998. These decreases were partially offset by increases in revenues of approximately $29.1 million from nine other rigs which were undergoing mandatory inspections during 1998.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 1999 decreased $53.5 million from 1998. This decrease resulted primarily from expense reductions of approximately $38.7 million due to a decline in utilization and from rigs that were idle for all or part of 1999. Contract drilling expense also decreased by approximately $19.9 million due to fewer mandatory inspections and repairs performed during 1999 as compared to 1998. Partially offsetting these decreases was an increase in costs of $3.2 million associated with the mobilization of the Ocean Winner from the Gulf of Mexico to Brazil during the first half of 1999.

     Jack-Ups.

      Revenues. Revenues from jack-ups during the year ended December 31, 1999 decreased $134.7 million from 1998. This decrease was primarily due to reductions in revenues of $81.8 million from decreased operating dayrates and $52.9 million from decreased utilization and the removal of rigs from service in late 1998 and the first quarter of 1999. The average operating dayrate for jack-ups was $21,900 per day during 1999 compared to $46,700 per day in 1998.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the twelve months ended December 31, 1999 decreased $19.7 million from the same period in 1998. This decrease resulted primarily from expense reductions for rigs that were removed from service in late 1998 and the first quarter of 1999.

     Integrated Services.

      Revenues and contract drilling expense for integrated services increased primarily due to four turnkey wells completed during 1999. In 1998, the Company performed primarily project management services on a dayrate basis.

     Other.

      Other contract drilling expense of $3.1 million during 1999 decreased $7.0 million from $10.1 million during 1998. This decrease resulted primarily from higher expenditures during 1998 for crew training programs and various other non-recurring charges.

     Depreciation and Amortization Expense.

      Depreciation and amortization expense of $143.0 million for the year ended December 31, 1999 increased $12.7 million from $130.3 million for the year ended December 31, 1998. This increase resulted primarily from depreciation expense associated with expenditures for the Company's continuing rig enhancement program. Partially offsetting this increase was a $1.2 million decline in amortization expense as compared to 1998. See Note 4 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     General and Administrative Expense.

      General and administrative expense of $22.9 million for the year ended December 31, 1999 decreased $2.4 million from $25.3 million for the year ended December 31, 1998 primarily due to a decrease in legal and personnel costs.

     Interest Income.

      Interest income of $35.0 million for the year ended December 31, 1999 increased $4.4 million from $30.6 million for the year ended December 31, 1998. This increase resulted primarily from an increase in average cash invested throughout 1999. See "-- Liquidity."

     Interest Expense.

      Interest expense of $9.2 million for the year ended December 31, 1999 decreased $5.3 million from $14.5 million for 1998. Interest expense for 1999 consisted of $15.5 million interest associated with the Company's convertible subordinated notes, partially offset by $6.3 million of interest capitalized for the conversion of the Ocean Confidence. The decrease of $5.3 million resulted primarily from an increase in capitalized interest cost based on the average amount of accumulated expenditures for the Ocean Confidence. See "-- Capital Resources."

     Other Expense.

      Other expense of $9.3 million for the year ended December 31, 1999 increased $14.5 million from other income of $5.2 million for the year ended December 31, 1998. This increase resulted primarily from an impairment loss recorded as the result of the decline in fair market value, judged to be other than temporary, in the Company's investment in an equity security. See Note 2 to the Company's Consolidated Financial Statements in Item 8 of this Report.

     Income Tax Expense.

      Income tax expense for the year ended December 31, 1999 was $84.3 million as compared to $206.6 million for 1998. This change resulted primarily from a decrease of $349.9 million in the Company's income before income tax expense.

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

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                     ------------------------------       INCREASE/
                                                         1998               1997          (DECREASE)
                                                     ------------      ------------      ------------
                                                                      (in thousands)
REVENUES
  High Specification Floaters ..................     $    286,875      $    206,708      $     80,167
  Other Semisubmersibles .......................          707,227           545,701           161,526
  Jack-ups .....................................          209,134           192,169            16,965
  Integrated Services ..........................           26,876            36,342            (9,466)
  Other ........................................               --             3,257            (3,257)
  Eliminations .................................          (21,311)          (28,084)            6,773
                                                     ------------      ------------      ------------
          Total Revenues .......................     $  1,208,801      $    956,093      $    252,708
                                                     ============      ============      ============
CONTRACT DRILLING EXPENSE
  High Specification Floaters ..................     $     88,293      $     64,314      $     23,979
  Other Semisubmersibles .......................          276,633           234,578            42,055
  Jack-ups .....................................          104,490            96,246             8,244
  Integrated Services ..........................           26,472            34,464            (7,992)
  Other ........................................           10,048             6,119             3,929
  Eliminations .................................          (21,311)          (29,378)            8,067
                                                     ------------      ------------      ------------
          Total Contract Drilling Expense ......     $    484,625      $    406,343      $     78,282
                                                     ============      ============      ============
OPERATING INCOME
  High Specification Floaters ..................     $    198,582      $    142,394      $     56,188
  Other Semisubmersibles .......................          430,594           311,123           119,471
  Jack-ups .....................................          104,644            95,923             8,721
  Integrated Services ..........................              404             1,878            (1,474)
  Other ........................................          (10,048)           (2,862)           (7,186)
  Eliminations .................................               --             1,294            (1,294)
  Depreciation and Amortization Expense ........         (130,271)         (108,335)          (21,936)
  General and Administrative Expense ...........          (25,324)          (22,556)           (2,768)
  Gain on Sale of Assets .......................              418             1,014              (596)
                                                     ------------      ------------      ------------
          Total Operating Income ...............     $    568,999      $    419,873      $    149,126
                                                     ============      ============      ============

     High Specification Floaters.

      Revenues. Revenues from high specification floaters during the year ended December 31, 1998 increased $80.2 million from 1997. This increase resulted primarily from a $51.2 million increase in revenues generated by the Ocean Victory, the Ocean Clipper, and the Ocean Star, which completed their upgrade projects in November 1997, July 1997, and March 1997, respectively, and $37.0 million of additional revenues generated by increased operating dayrates in the Gulf of Mexico and West Africa. These increases were partially offset by reductions in revenues of approximately $7.6 million for the Ocean Valiant and the Ocean Alliance from rig downtime for mandatory inspections completed in June 1998 and November 1998, respectively.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 1998 increased $24.0 million from 1997. This increase resulted primarily from operating costs generated by the Ocean Victory, the Ocean Clipper, and the Ocean Star upon completion of their upgrades and from costs associated with the mandatory inspections of the Ocean Valiant and the Ocean Alliance completed during 1998.

     Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles during the year ended December 31, 1998 increased $161.5 million from 1997. This increase resulted primarily from $194.5 million of additional revenues generated by increased operating dayrates. The average operating dayrate for other semisubmersibles was $93,900 per day in 1998, as compared to $67,400 per day in 1997. Also contributing to the increase in revenues was $9.7 million in revenues from the Ocean Century, which was employed in the Gulf of Mexico through July 1998 after reactivation in the fourth quarter of 1997. These increases were partially offset by reductions in revenues of approximately $43.2 million from rig downtime for mandatory inspections and repairs of nine of the Company's semisubmersibles performed during 1998 and from the 1997 sale of the Ocean Zephyr.

      Contract Drilling Expense. Contract drilling expense for the year ended December 31, 1998 increased $42.1 million from 1997. This increase was primarily due to mandatory inspections and associated repairs performed in 1998, additional costs associated with the Ocean Whittington while in the shipyard in early 1998 for repairs and preparation for mobilization from the Gulf of Mexico to Brazil, and an overall increase in operating costs, including labor and drilling supplies.

     Jack-Ups.

      Revenues. Revenues from jack-ups for the year ended December 31, 1998 increased $17.0 million from 1997. This increase resulted primarily from $37.1 million of additional revenues generated by increased operating dayrates. The average operating dayrate for jack-ups was $46,700 per day in 1998 as compared to $37,000 per day in 1997. Also contributing to this increase in revenues was $11.1 million in revenues generated by the Ocean Warwick, which returned to work in the Gulf of Mexico in March 1998 upon completion of its cantilever conversion upgrade. These increases were partially offset by reductions in revenues of approximately $15.5 million due to the relinquishment of the Miss Kitty (a bareboat chartered rig) to the owner in late 1997 and from the Ocean Tower, which was in the shipyard for upgrades and repairs through May 1998. In addition, decreased utilization in the shallow waters of the Gulf of Mexico during 1998 reduced revenues by approximately $15.7 million.

      Contract Drilling Expense. Contract drilling expense for jack-ups for the year ended December 31, 1998 increased $8.2 million from 1997. This increase resulted primarily from operating costs for the Ocean Warwick upon returning to service in March 1998, an overall increase in operating costs, including labor and drilling supplies, and costs associated with the mandatory inspection and repair of the Ocean Drake, which was completed in June 1998. However, the relinquishment of the Miss Kitty in late 1997 and the capital upgrade of the Ocean Tower through May 1998 partially offset these increases in contract drilling expense in 1998.

     Integrated Services.

      Revenues and contract drilling expense for integrated services decreased primarily due to fewer managed day work projects in 1998 as compared to 1997.

     Other.

      The $3.3 million in other revenue for 1997 was due to revenue generated by the Ocean Confidence, which operated as an accommodation vessel, prior to the start of its conversion to a drilling unit in 1998. See "-- Capital Resources." Other contract drilling expense increased $3.9 million in 1998 primarily due to additional expenses for maintenance and repairs to spare equipment and crew training programs for new employees as compared to 1997.

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

     General and Administrative Expense.

      General and administrative expense of $25.3 million for the year ended December 31, 1998 increased from $22.6 million for the year ended December 31, 1997 primarily due to accruals for the Company's bonus and retention plan, costs associated with ongoing litigation, and additional personnel. Also, general and administrative costs capitalized to upgrade projects decreased in 1998 as compared to 1997.

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

     Interest Expense.

      Interest expense of $14.5 million for the year ended December 31, 1998 increased $4.2 million from $10.3 million for 1997. Interest expense for 1998 consisted of $15.5 million interest associated with the Company's convertible subordinated notes that were issued in February 1997, partially offset by $1.0 million of interest capitalized for the conversion of the Ocean Confidence. The increase of $4.2 million resulted primarily from the reduction of interest capitalized for upgrade projects in 1998.

     Other Income.

      Other income of $5.2 million for the year ended December 31, 1998 increased $4.1 million from $1.1 million for 1997. This increase resulted primarily from realized gains on sales of marketable debt securities in 1998.

     Income Tax Expense.

      Income tax expense for the year ended December 31, 1998 was $206.6 million as compared to $151.5 million for 1997. This change resulted primarily from the increase of $160.2 million in the Company's income before income tax expense.

OUTLOOK

      During 1999, operators took a cautious approach on spending for exploration and development due to fluctuating product price levels. In response, the Company removed as many as eight rigs from service during all or part of 1999 and several of the Company's other rigs were idle in various markets. In addition, rig construction and enhancement programs by offshore drilling contractors, which began in late 1997 and 1998, resulted in a marginal oversupply of technologically advanced rigs capable of drilling in deep water. Such conditions adversely affected the utilization level and average operating dayrates available for the Company's rigs, particularly its higher specification semisubmersible units. The previously depressed conditions in the oil and gas industry also increased the susceptibility of term contracts committed at dayrates in excess of the current market rates to be terminated or renegotiated by the customer. Although during 1999 the Company did not experience termination of significant contracts or substantial renegotiations, other than as discussed below, several term contracts were terminated during 1999 within the offshore contract drilling industry for various reasons. Historically, the offshore contract drilling industry has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions may or may not continue. However, with the continued improvements in product prices due to, among other things, production cuts by the Organization of Petroleum Exporting Countries and an improved outlook on foreign economic recovery, particularly in Asia, there is new optimism in the offshore contract drilling industry that oil and gas companies will increase their spending on exploration and development in the long term resulting in increased utilization levels and dayrates for offshore drilling rigs.

      In August 1999, a customer terminated a contract for the use of one of the Company's drilling rigs located offshore Australia. The termination was not the result of performance failures by the Company or its equipment. The Company believes the contract required the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believes that there was no further obligation under the contract and has refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee. The Company intends to vigorously pursue its claim. For financial statement purposes, the $16.5 million early termination fee was not included in revenues in the Company's results of operations for the year ended December 31, 1999.

      The Company's results of operations have been adversely affected by the loss of revenues and associated costs incurred during required regulatory inspections of its drilling rigs. Six of these inspections were performed in 1999 and two are scheduled for completion in 2000. The Company may elect to perform additional inspections or undertake modifications to take advantage of rig downtime. The Company intends to focus on returning these rigs to operations as soon as reasonably possible, in order to minimize inspection downtime and associated loss of revenues, but the extent of such downtime cannot be accurately predicted.

LIQUIDITY

      At December 31, 1999, cash and marketable securities totaled $641.4 million, up from $637.0 million at December 31, 1998. Cash provided by operating activities for the year ended December 31, 1999 decreased by $149.1 million to $398.1 million, as compared to $547.2 million for the prior year. This decrease was primarily from a $227.6 million decrease in net income, a $71.1 million decrease from changes in accounts payable and accrued liabilities, and a $22.9 million decrease in the deferred tax provision. These decreases were partially offset by a $116.4 million increase in cash resulting from a decrease in accounts receivable and a $14.4 million increase in cash resulting from changes in rig inventory and other current assets.

      Investing activities used $319.1 million in cash during the year ended December 31, 1999, as compared to $391.3 million during the prior year. This decrease resulted primarily from a $172.2 million decrease in cash from changes in marketable securities, partially offset by a $99.7 million increase in capital expenditures, primarily for the conversion of the Ocean Confidence. See "-- Capital Resources."

      Cash used in financing activities for the year ended December 31, 1999 of $67.9 million resulted primarily from dividends paid to stockholders. Cash used in financing activities for the year ended December 31, 1998 of $157.7 resulted from the repurchase of shares of the Company's outstanding common stock and from dividends paid to stockholders. Depending on market conditions the Company may, from time to time, purchase shares of its common stock in the open market. During the year ended December 31, 1998, the Company purchased 3.5 million shares of its common stock at an aggregate cost of $88.7 million. The Company did not repurchase any of its common stock during 1999. Through February 29, 2000, the Company has purchased 0.3 million shares of its common stock at an aggregate cost of $8.5 million, or at an average cost of $27.49 per share. See
Note 1 to the Company's Consolidated Financial Statements in Item 8 of this Report.

      In April 1999, the Company entered into a $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of December 31, 1999, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

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

      During the year ended December 31, 1999, the Company expended $208.8 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters. Also during 1999, the Company expended $21.8 million to upgrade the dynamic-positioning system of the Ocean Clipper, $12.9 million to increase the variable deckload and other drilling capabilities on the Ocean General, $11.2 million to expand the variable deckload, work and storage space on the Ocean Concord, and $4.9 million to complete the power system upgrade on the Ocean King. The Company has budgeted $87.2 million for rig upgrade capital expenditures during 2000, which does not include currently anticipated cost overruns associated with the conversion of the Ocean Confidence. Included in this amount is approximately $17.0 million for variable deckload and water depth capability upgrades on the Ocean Epoch, and $25.2 million for other possible upgrades depending on market conditions.

      The conversion of the Ocean Confidence includes the following enhancements: capability for operation in 7,500 foot water depths; approximately 6,000 tons variable deckload; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The Company estimates its net cost of conversion for this rig at approximately $340.0 million. Upon completion of the conversion and acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico, which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000. Although the Company believes the project will be completed by July 1, 2000, it is possible that delays or unforeseen circumstances could push delivery beyond this date, which could allow the customer to cancel the term contract. Should the Company be required to remarket the unit, it is likely that an initial term would be shorter than the currently contracted five-year period, and the dayrate would be dependent upon market conditions at such time as the Ocean Confidence might be offered for contract. In such case, future revenues generated by the rig could be less than the current contracted amount of approximately $320.0 million.

      During the year ended December 31, 1999, the Company expended $115.3 million in association with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included purchases of anchor chain, drill pipe, riser, and other drilling equipment. The Company has budgeted $70.8 million for 2000 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

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

INTEGRATED SERVICES

      The Company's wholly owned subsidiary, DOTS, from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During 1999, DOTS completed four turnkey wells in the Gulf of Mexico and contributed operating income of $0.3 million to the Company's consolidated results of operations.

YEAR 2000 ISSUES UPDATE

      The Company began to address Year 2000 ("Y2K") compliance issues in 1997 when it formed a committee (the "Y2K Committee") to develop the Company's Y2K compliance initiative. The Y2K Committee focused its efforts on both information technology systems (e.g., computer software and hardware) and non-information technology systems (e.g., embedded technology such as micro-controllers) in the Company's domestic and international onshore locations, aboard the Company's drilling rigs and among its key suppliers. The Y2K Committee particularly focused its attention on critical safety, production, and operational systems on-board the Company's fleet of drilling rigs.

      The Company did not experience any serious Y2K problems as the calendar year changed to 2000, and no disruption of normal business activities or operations occurred which could have had a material adverse effect on the Company's results of operations, liquidity or financial condition. However, the Company is continuing to monitor, on an ongoing basis, any future uncertainties arising from the Y2K problem. The Company does not believe that any future problems, primarily in the nature of computer system problems, could have a material adverse effect on its results of operations.

      The total cost associated with required modifications to become Y2K compliant was not material to the Company's financial position primarily because the Company utilized existing personnel resources to assist in the implementation of its Y2K compliance initiative. The Company implemented certain business and financial systems apart from the Y2K compliance initiative. However, because the replaced systems were not Y2K compliant, the Y2K initiative also benefited from their replacement. The cost for these systems does not include the Company's internal costs incurred as these costs were not separately tracked. Such internal costs were principally the related payroll costs for its information systems group. The total amount of outside costs expended through December 31, 1999 was approximately $5.7 million, of which approximately $3.3 million was incurred and capitalized prior to 1999.

OTHER

      Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include the U.K., Australia, Brazil, Indonesia and Africa. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. At present, both contracts covering the Company's rigs currently operating in the U.K. sector of the North Sea are payable in U.S. dollars. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and pounds sterling for operating costs payable in pounds sterling, although it may seek to do so in the future.

      Currency translation adjustments are accumulated in a separate section of stockholders' equity. When the Company ceases its operations in a currency environment, the accumulated adjustments are recognized currently in results of operations. Additionally, translation gains and losses for the Company's operations in areas which have experienced cumulative inflation of approximately 100 percent or more over a three-year period are recognized currently. The effect on results of operations from these translation gains and losses has not been material and they are not expected to have a significant effect in the future.

FORWARD-LOOKING STATEMENTS

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this Report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including but not limited to, expenditures related to the conversion of the Ocean Confidence (see "-- Liquidity" and "-- Capital Resources"), and the impact of currency risk to the Company's future results of operations (see "-- Other"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information included in this Item 7A is considered to constitute "forward looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements" in Item 7 of this Report.

      The Company's financial instruments include the Company's convertible subordinated notes and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At December 31, 1999, the fair value of these notes, based on quoted market prices, was approximately $403.9 million, as compared to a carrying amount of $400.0 million. At December 31, 1999, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $380.7 million, which includes an unrealized holding loss of $3.3 million. These securities bear interest rates ranging from 4.00 percent to 5.00 percent. These securities are U.S. government-backed and generally short-term and readily marketable. The fair value of the Company's investment in CMO's at December 31, 1999 was approximately $146.9 million, which includes an unrealized holding loss of $6.1 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

      The Company believes the declines in the fair value of its investments in debt securities due to interest rate sensitivity are temporary in nature. This determination was based on the marketability of the instruments, the Company's ability to retain its investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows are likely to be material.

      At December 31, 1999, the fair value of the Company's investment in an equity security was approximately $1.4 million, which includes an unrealized holding loss of $10.7 million. Because this decline in value was judged to be other than temporary, the cost of the security was written down for financial statement purposes from $12.1 million to $1.4 million at December 31, 1999 and a corresponding after-tax impairment loss of $6.9 million was charged against net income for the year ended December 31, 1999.

      Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and subsidiaries
Houston, Texas

      We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.






Deloitte & Touche LLP
Houston, Texas

January 25, 2000

                         DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          DECEMBER 31,
                                                                                ------------------------------
                                                                                    1999               1998
                                                                                ------------      ------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................     $    112,316      $    101,198
  Marketable securities ...................................................          529,042           535,774
  Accounts receivable .....................................................          143,569           233,719
  Rig inventory and supplies ..............................................           38,760            35,794
  Prepaid expenses and other ..............................................           36,605            31,939
                                                                                ------------      ------------
          Total current assets ............................................          860,292           938,424
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ................................................        1,737,905         1,551,820
GOODWILL, NET OF ACCUMULATED AMORTIZATION .................................           73,174           109,825
OTHER ASSETS ..............................................................            9,658             9,647
                                                                                ------------      ------------
          Total assets ....................................................     $  2,681,029      $  2,609,716
                                                                                ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ........................................................     $     72,630      $     93,938
  Accrued liabilities .....................................................           44,051            53,283
  Taxes payable ...........................................................           18,720            13,180
                                                                                ------------      ------------
          Total current liabilities .......................................          135,401           160,401
LONG-TERM DEBT ............................................................          400,000           400,000
DEFERRED TAX LIABILITY ....................................................          291,213           263,797
OTHER LIABILITIES .........................................................           12,193            30,260
                                                                                ------------      ------------
          Total liabilities ...............................................          838,807           854,458
                                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,
    none issued and outstanding).............................................             --                --
  Common stock (par value $0.01, 500,000,000 shares authorized,
    139,342,381 issued, 135,824,281 outstanding at December 31, 1999 and 139,333,635 shares issued and 135,815,535 outstanding at
    December 31, 1998).....................................................            1,393             1,393
  Additional paid-in capital ..............................................        1,302,841         1,302,806
  Retained earnings .......................................................          635,943           547,783
  Accumulated other comprehensive losses ..................................           (9,229)           (7,998)
  Treasury stock, at cost (3,518,100 shares) ..............................          (88,726)          (88,726)
                                                                                ------------      ------------
          Total stockholders' equity ......................................        1,842,222         1,755,258
                                                                                ------------      ------------
          Total liabilities and stockholders' equity ......................     $  2,681,029      $  2,609,716
                                                                                ============      ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                                1999             1998               1997
                                                                           ------------      ------------      ------------
REVENUES .............................................................     $    821,024      $  1,208,801      $    956,093

OPERATING EXPENSES:
  Contract drilling ..................................................          431,523           484,625           406,343
  Depreciation and amortization ......................................          142,963           130,271           108,335
  General and administrative .........................................           22,877            25,324            22,556
  Gain on sale of assets .............................................             (231)             (418)           (1,014)
                                                                           ------------      ------------      ------------
     Total operating expenses ........................................          597,132           639,802           536,220
                                                                           ------------      ------------      ------------
OPERATING INCOME                                                                223,892           568,999           419,873
OTHER INCOME (EXPENSE):
  Interest income ....................................................           34,985            30,565            19,379
  Interest expense ...................................................           (9,212)          (14,487)          (10,270)
  Other, net .........................................................           (9,302)            5,154             1,079
                                                                           ------------      ------------      ------------
INCOME BEFORE INCOME TAX EXPENSE .....................................          240,363           590,231           430,061
INCOME TAX EXPENSE ...................................................          (84,292)         (206,572)         (151,456)
                                                                           ------------      ------------      ------------
NET INCOME ...........................................................     $    156,071      $    383,659      $    278,605
                                                                           ============      ============      ============

NET INCOME PER SHARE:
  Basic ..............................................................     $       1.15      $       2.78      $       2.01
                                                                           ============      ============      ============
  Diluted ............................................................     $       1.11      $       2.66      $       1.93
                                                                           ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Shares of common stock .............................................          135,822           138,020           138,560
  Dilutive potential shares of common stock ..........................            9,876             9,876             8,929
                                                                           ------------      ------------      ------------
     Total weighted average shares of common stock outstanding .......          145,698           147,896           147,489
                                                                           ============      ============      ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                  RETAINED     ACCUMULATED
                                     COMMON STOCK    ADDITIONAL   EARNINGS        OTHER          TREASURY STOCK        TOTAL
                               --------------------   PAID-IN   (ACCUMULATED  COMPREHENSIVE   -------------------   STOCKHOLDERS'
                                  SHARES     AMOUNT   CAPITAL      DEFICIT)   GAINS (LOSSES)    SHARES     AMOUNT       EQUITY
                               -----------   ------  ---------- ------------  -------------   ---------  ---------  -------------
DECEMBER 31, 1996 ............  68,353,409   $  684  $1,220,032 $    (25,056) $        (928)         --         --  $   1,194,732
Net income ...................          --       --          --      278,605             --          --         --        278,605
Issuance of common stock .....   1,250,000       12      82,270           --             --          --         --         82,282
Two-for-one stock split ......  69,649,474      696          --         (696)            --          --         --             --
Dividends to stockholders ....          --       --          --      (19,503)            --          --         --       (19,503)
Stock options exercised ......      57,065        1         410           --             --          --         --            411
Exchange rate changes, net ...          --       --          --           --           (894)         --         --           (894)
Loss on investments, net .....          --       --          --           --           (106)         --         --           (106)
                               -----------   ------  ---------- ------------  -------------   ---------  ---------  -------------
DECEMBER 31, 1997 ............ 139,309,948    1,393   1,302,712      233,350         (1,928)         --         --      1,535,527
                               -----------   ------  ---------- ------------  -------------   ---------  ---------  -------------
Net income ...................          --       --          --      383,659             --          --         --        383,659
Treasury stock purchases .....          --       --          --           --             --   3,518,100    (88,726)       (88,726)
Dividends to stockholders ....          --       --          --      (69,226)            --          --         --        (69,226)
Stock options exercised ......      23,687       --          94           --             --          --         --             94
Exchange rate changes, net ...          --       --          --           --           (291)         --         --           (291)
Loss on investments, net .....          --       --          --           --         (5,779)         --         --         (5,779)
                               -----------   ------  ---------- ------------  -------------   ---------  ---------  -------------
DECEMBER 31, 1998 ............ 139,333,635    1,393   1,302,806      547,783         (7,998)  3,518,100  $ (88,726)      1,755,258
                               -----------   ------  ---------- ------------  -------------   ---------  ---------  -------------
Net income ...................          --       --          --      156,071             --          --         --        156,071
Dividends to stockholders ....          --       --          --      (67,911)            --          --         --        (67,911)
Stock options exercised ......       8,746       --          35           --             --          --         --             35
Exchange rate changes, net ...          --       --          --           --           (983)         --         --           (983)
Loss on investments, net .....          --       --          --           --           (248)         --         --           (248)
                               -----------   ------  ---------- ------------  -------------   ---------  ---------  -------------
DECEMBER 31, 1999 ............ 139,342,381  $ 1,393  $1,302,841 $    635,943  $      (9,229)  3,518,100  $ (88,726) $   1,842,222
                               ===========  =======  ========== ============  =============   =========  =========  =============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                        1999         1998          1997
                                                                    ----------    ----------    ----------
NET INCOME ......................................................   $  156,071    $  383,659    $  278,605

OTHER COMPREHENSIVE GAINS (LOSSES), NET OF TAX:
  Foreign currency translation loss .............................         (983)         (291)         (894)
  Unrealized holding loss on investments ........................       (5,903)       (5,797)         (106)
   Reclassification adjustment for losses included in net
     income .....................................................        5,655            18            --
                                                                    ----------    ----------    ----------
     Total other comprehensive loss .............................       (1,231)       (6,070)       (1,000)
                                                                    ----------    ----------    ----------
COMPREHENSIVE INCOME ............................................   $  154,840    $  377,589    $  277,605
                                                                    ==========    ==========    ==========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                         1999          1998           1997
                                                                    -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income ....................................................   $   156,071    $   383,659    $   278,605
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ..............................       142,963        130,271        108,335
     Gain on sale of assets .....................................          (231)          (418)        (1,014)
     (Gain) loss on sale of investment securities ...............           522         (1,116)        (1,529)
     Impairment write-down of investment securities .............        10,671             --             --
     Deferred tax provision .....................................        38,529         61,403         34,650
     Accretion of discount on investment securities .............        (9,316)       (14,568)       (10,505)
     Amortization of debt issuance costs ........................           541            521            456
  Changes in operating assets and liabilities:
     Accounts receivable ........................................        90,279        (26,153)       (32,959)
     Rig inventory and supplies and other current assets ........        (7,527)       (21,911)        (3,319)
     Other assets, non-current ..................................        (2,639)          (705)           949
     Accounts payable and accrued liabilities ...................       (30,540)        40,534         15,256
     Taxes payable ..............................................        11,193         (3,867)         3,893
     Other liabilities, non-current .............................          (881)           835          3,885
  Other, net ....................................................        (1,513)        (1,301)          (335)
                                                                    -----------    -----------    -----------
       Net cash provided by operating activities ................       398,122        547,184        396,368
                                                                    -----------    -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures ..........................................      (324,133)      (224,474)      (281,572)
  Acquisition of drilling rigs and related equipment ............            --             --        (80,990)
  Proceeds from sale of assets ..................................           662          1,011          8,277
  Net change in marketable securities ...........................         4,343       (167,818)      (351,682)
                                                                    -----------    -----------    -----------
       Net cash used in investing activities ....................      (319,128)      (391,281)      (705,967)
                                                                    -----------    -----------    -----------
FINANCING ACTIVITIES:
  Reacquisition of common stock .................................            --        (88,726)            --
  Payment of dividends ..........................................       (67,911)       (69,226)       (19,503)
  Issuance of common stock ......................................            --             --         82,282
  Debt repayments, net ..........................................            --             --        (73,000)
  Issuance of convertible subordinated notes ....................            --             --        400,000
  Debt issuance costs ...........................................            --             --         (6,062)
  Proceeds from stock options exercised .........................            35            289            660
                                                                    -----------    -----------    -----------
       Net cash (used in) provided by financing activities ......       (67,876)      (157,663)       384,377
                                                                    -----------    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................        11,118         (1,760)        74,778
  Cash and cash equivalents, beginning of year ..................       101,198        102,958         28,180
                                                                    -----------    -----------    -----------
  Cash and cash equivalents, end of year ........................   $   112,316    $   101,198    $   102,958
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

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly owned subsidiary prior to the initial public offering in October 1995 (the "Common Stock Offering"), owns 51.7 percent of the outstanding common stock of the Company.

      The Company, through wholly owned subsidiaries, engages in the worldwide contract drilling of offshore oil and gas wells and is a leader in deep water drilling. Currently, the fleet is comprised of 30 semisubmersible rigs, 14 jack-up rigs, and one drillship.

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

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt, including commitment fees, were $15.0 million during each of the years ended December 31, 1999 and 1998 and $8.7 million during the year ended December 31, 1997. Cash payments made for income taxes, net of refunds, during the years ended December 31, 1999, 1998, and 1997 were $35.0 million, $151.3 million, and $112.1 million, respectively.

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

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $15.5 million during each of the years ended December 31, 1999 and 1998, and $14.7 million during the year ended December 31, 1997. Interest cost capitalized during the years ended December 31, 1999, 1998, and 1997 was $6.3 million, $1.0 million, and $4.4 million, respectively.

Impairment of Long-Lived Assets

      The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

      Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the years ended December 31, 1999, 1998, and 1997 totaled $5.3 million, $6.5 million, and $6.6 million, respectively.

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

Treasury Stock

         In July 1998, the Board of Directors authorized the purchase of shares of the Company's common stock in the open market, from time to time, depending on market conditions. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the year ended December 31, 1998, the Company purchased 3.5 million shares of its common stock at an aggregate cost of $88.7 million, or at an average cost of $25.22 per share. Basic and diluted net income per share for the year ended December 31, 1998 increased $0.03 and $0.02, respectively, as a result of the purchase of treasury stock. The Company did not repurchase any of its common stock during the year ended December 31, 1999. See "--Subsequent Events."

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

      Income from offshore turnkey drilling contracts is recognized on the completed contract method, with revenues accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Provisions for future losses on turnkey drilling contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract.

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

      Because the Company does not maintain an ongoing plan for the issuance of stock options, the options to originally purchase up to 1.0 million shares of common stock assumed in the merger with Arethusa (the "Arethusa Options") have not been included as dilutive potential shares. The effect on the computation of per share earnings, had the Arethusa Options been included, was not material. At December 31, 1999, 1998 and 1997, there were Arethusa Options outstanding for the purchase of approximately 39,000, 48,000 and 100,000 shares of common stock, respectively.

      Weighted average shares outstanding and all per share amounts included herein for all periods presented have been restated to include the retroactive effect of the July 1997 two-for-one stock split in the form of a stock dividend.

Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

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

2. MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:

                                                           DECEMBER 31, 1999
                                                   ------------------------------
                                                             UNREALIZED   MARKET
                                                     COST    GAIN (LOSS)  VALUE
                                                   --------  ----------- --------
                                                             (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
     Due within one year .......................   $259,090   $(1,123)   $257,967
     Due after one year through five years .....    124,935    (2,180)    122,755
Collateralized mortgage obligations ............    153,004    (6,130)    146,874
Equity securities ..............................      1,446        --       1,446
                                                   --------   -------    --------
     Total .....................................   $538,475   $(9,433)   $529,042
                                                   ========   =======    ========


                                                           DECEMBER 31, 1998
                                                   ------------------------------
                                                             UNREALIZED   MARKET
                                                     COST    GAIN (LOSS)  VALUE
                                                   --------  ----------- --------
                                                            (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
     Due within one year .......................   $304,224   $   (21)   $304,203
     Due after one year through five years .....     24,982        91      25,073
Collateralized mortgage obligations ............    203,504      (452)    203,052
Equity securities ..............................     12,117    (8,671)      3,446
                                                   --------   -------    --------
     Total .....................................   $544,827   $(9,053)   $535,774
                                                   ========   =======    ========


      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      At December 31, 1999, the market value of the Company's investment in an equity security was $1.4 million, which included an unrealized loss of $10.7 million. Because this decline in value was judged to be other than temporary, the cost of the security was written down from $12.1 million to $1.4 million at December 31, 1999 and a corresponding after-tax impairment loss of $6.9 million was charged against net income for the year ended December 31, 1999.

      During the year ended December 31, 1999, certain debt securities due within one year were sold or matured for proceeds of $640.9 million, resulting in after-tax realized gains that were immaterial. Certain debt securities due after one year were sold for proceeds of $99.8 million during the year ended December 31, 1999, with a resulting after-tax realized loss of $0.3 million.

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

3. DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                       DECEMBER 31,
                                                               --------------------------
                                                                  1999           1998
                                                               -----------    -----------
                                                                     (IN THOUSANDS)

Drilling rigs and equipment ................................   $ 2,095,613    $ 1,929,540
Construction work in progress ..............................       241,102         88,266
Land and buildings .........................................        13,992         13,874
Office equipment and other .................................        17,552         14,100
                                                               -----------    -----------
          Cost .............................................     2,368,259      2,045,780
Less accumulated depreciation ..............................      (630,354)      (493,960)
                                                               -----------    -----------
          Drilling and other property and equipment, net ...   $ 1,737,905    $ 1,551,820
                                                               ===========    ===========

4. GOODWILL

      The merger with Arethusa generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill is summarized as follows:

                                        DECEMBER 31,
                                    ---------------------
                                      1999         1998
                                    --------    ---------
                                       (IN THOUSANDS)

Goodwill ........................   $ 96,112    $ 127,418
Less accumulated amortization ...    (22,938)     (17,593)
                                    --------    ---------
          Total .................   $ 73,174    $ 109,825
                                    ========    =========

      During the years ended December 31, 1999 and 1998, adjustments of $31.3 million and $2.3 million, respectively, were recorded to reduce goodwill before accumulated amortization. The adjustments represent tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount.

5. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                          DECEMBER 31,
                                       -----------------
                                         1999      1998
                                       -------   -------
                                        (IN THOUSANDS)
Personal injury and other claims ...   $18,219   $20,676
Payroll and benefits ...............    16,281    18,701
Interest payable ...................     5,667     5,667
Other ..............................     3,884     8,239
                                       -------   -------
          Total ....................   $44,051   $53,283
                                       =======   =======

6. LONG-TERM DEBT

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

Credit Agreement

      In April 1999, the Company entered into a $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of December 31, 1999, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

7. COMPREHENSIVE INCOME

      The income tax effects allocated to the components of other comprehensive income are as follows:

                                                    YEAR ENDED DECEMBER 31, 1999
                                                ------------------------------------
                                                BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                ----------   ----------   ----------
                                                          (IN THOUSANDS)

Foreign currency translation gain (loss) ...     $(1,512)     $   529      $  (983)
Unrealized gain (loss) on investments:
   Gain (loss) arising during 1999 .........      (9,081)       3,178       (5,903)
   Reclassification adjustment .............       8,700       (3,045)       5,655
                                                 -------      -------      -------
   Net unrealized gain (loss) ..............        (381)         133         (248)

                                                 -------      -------      -------
Other comprehensive income (loss) ..........     $(1,893)     $   662      $(1,231)
                                                 =======      =======      =======


                                                            YEAR ENDED DECEMBER 31, 1998
                                                        ------------------------------------
                                                        BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                        ----------   ----------   ----------
                                                                  (IN THOUSANDS)

Foreign currency translation gain (loss) ...........     $ (1,430)     $ 1,139      $  (291)
Unrealized gain (loss) on investments:
   Gain (loss) arising during 1998 .................       (8,918)       3,121       (5,797)
   Reclassification adjustment .....................           28          (10)          18
                                                         --------      -------      -------
   Net unrealized gain (loss) ......................       (8,890)       3,111       (5,779)

                                                         --------      -------      -------
Other comprehensive income (loss) ..................     $(10,320)     $ 4,250      $(6,070)
                                                         ========      =======      =======


                                                   YEAR ENDED DECEMBER 31, 1997
                                               ------------------------------------
                                               BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                               ----------   ----------   ----------
                                                         (IN THOUSANDS)

Foreign currency translation loss ........      $  (894)       $--        $  (894)
Unrealized gain (loss) on investments:
   Gain (loss) arising during 1997 .......         (163)        57           (106)

                                                -------        ---        -------
Other comprehensive income (loss) ........      $(1,057)       $57        $(1,000)
                                                =======        ===        =======

8. COMMITMENTS AND CONTINGENCIES

      The Company leases office facilities under operating leases, which expire through the year 2002. Total rent expense amounted to $1.4 million, $1.8 million, and $1.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. Minimum future rental payments under leases are approximately $0.6 million, $0.4 million, and $0.1 million for the years 2000 to 2002, respectively. There are no minimum future rental payments under leases after the year 2002.

      The Company is contingently liable as of December 31, 1999 in the amount of $29.1 million under certain performance, bid, customs and export bonds. On the Company's behalf, banks have issued letters of credit securing certain of these bonds.

      A former subsidiary of Arethusa, which is now a subsidiary of the Company, defended and indemnified Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In May 1999, the case went before the Texas First Court of Appeals, Houston, which affirmed the jury verdict. The plaintiffs filed a petition for review with the Supreme Court of Texas in November 1999 which was subsequently denied in January 2000. No provision for any liability had been made in the financial statements.

      In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was not the result of performance failures by the Company or its equipment. The Company believes the contract required the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believes that there was no further obligation under the contract and has refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee. The Company intends to vigorously pursue its claim. For financial statement purposes, the $16.5 million early termination fee was not included in revenues in the Company's results of operations for the year ended December 31, 1999.

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

9. FINANCIAL INSTRUMENTS

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

Investments in CMO's, by the Company, are not considered high-risk as they are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

Fair Values

      The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. At December 31, 1999 and 1998, the fair value of the Notes was approximately $403.9 million and $371.2 million, respectively, as compared to a carrying amount of $400.0 million.

      The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 1999 and 1998. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

      Cash and cash equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.

      Marketable securities -- The fair values of the debt and equity securities, including CMO's, available for sale were based on quoted market prices as of December 31, 1999 and 1998.

      Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

      Long-term debt -- The fair value was based on the quoted market price from brokers of the Notes.

10. RELATED PARTY TRANSACTIONS

      The Company and Loews have entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement, unless due to the gross negligence or willful misconduct of Loews. The Company was charged $0.3 million, $0.4 million, and $0.3 million by Loews for these support functions during the years ended December 31, 1999, 1998, and 1997, respectively.

11. INCOME TAXES

      An analysis of the Company's income tax expense is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                            -----------------------------
                                                             1999       1998       1997
                                                            -------   --------   --------
                                                                   (IN THOUSANDS)

U.S. - current ..........................................   $15,830   $110,379   $ 99,001
U.S. - deferred .........................................    38,529     61,403     34,650
Non-U.S. - current ......................................    29,933     34,790     17,300
State and other .........................................        --         --        505
                                                            -------   --------   --------
          Total .........................................   $84,292   $206,572   $151,456
                                                            =======   ========   ========

Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                         ----------------------
                                                           1999          1998
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards ..................   $  12,061    $  12,236
   Worker's compensation accruals (1) ................       2,978        4,960
   Foreign tax credits ...............................      24,121       15,181
   Other .............................................      14,849       10,909
                                                         ---------    ---------
      Total deferred tax assets ......................      54,009       43,286
                                                         ---------    ---------

Deferred tax liabilities:
   Depreciation and amortization .....................    (284,264)    (252,141)
   Undistributed earnings of non-U.S. subsidiaries ...     (32,546)     (23,858)
   Non-U.S. deferred taxes ...........................     (15,402)     (15,402)
   Other .............................................     (10,032)     (10,722)
                                                         ---------    ---------
      Total deferred tax liabilities .................    (342,244)    (302,123)
                                                         ---------    ---------
       Net deferred tax liability ....................   $(288,235)   $(258,837)
                                                         =========    =========

---------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     Except for selective dividends, the Company's practice prior to 1997 was to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on such earnings. Undistributed earnings of non-U.S. subsidiaries generated prior to 1997 for which no U.S. deferred income tax provision has been made for possible future remittances totaled approximately $48.0 million at December 31, 1999. In addition, the Company has negative undistributed earnings of non-U.S. subsidiaries generated prior to 1997 of $66.8 million at December 31, 1999 for which no deferred tax benefit has been recognized. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes, if any, that might be payable on the actual or deemed remittance of such earnings. On actual remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.

     The Company believes it is probable that its deferred tax assets of $54.0 million will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences. However, if the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance will be required as a charge to expense.

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

     In connection with the merger with Arethusa, the Company acquired net operating loss ("NOL") carryforwards available to offset future taxable income. The utilization of these NOL carryforwards is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). For the year ended December 31, 1999, the Company utilized $5.9 million of such carryforwards and has previously recorded a deferred tax asset for the benefit of the remaining NOL carryforwards available to be carried forward to future years. Such carryforwards expire as follows:

                                          TAX BENEFIT OF
                                          NET OPERATING
                               YEAR          LOSSES
                              ------      -------------
                                   (IN THOUSANDS)

                               2006          $    1,890
                               2007               2,286
                               2008               2,217
                               2009               4,056
                               2010               1,612
                                             ----------
                               Total         $   12,061
                                             ==========


      The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1999         1998         1997
                                             ---------    ---------    --------
                                                       (IN THOUSANDS)
Income before income tax expense:
   U.S ...................................   $ 212,331    $ 532,378    $373,319
   Non-U.S ...............................      28,032       57,853      56,742
                                             ---------    ---------    --------
   Worldwide .............................   $ 240,363    $ 590,231    $430,061
                                             =========    =========    ========

Expected income tax expense at federal
   statutory rate ........................   $  84,127    $ 206,581    $150,521
Adjustment to prior year return ..........          (4)          --          --
Other ....................................         169           (9)        935
                                             ---------    ---------    --------
          Income tax expense .............   $  84,292    $ 206,572    $151,456
                                             =========    =========    ========

12. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

      The Company maintains defined contribution retirement plans for its U.S., U.K. and third country national ("TCN") employees. The plan for U.S. employees (the "401k Plan") is designed to qualify under Section 401k of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. The Company contributes
3.75 percent of a participant's defined compensation and matches 25 percent of the first 6 percent of each employee's compensation contributed. Participants are fully vested immediately upon enrollment in the plan. For the years ended December 31, 1999, 1998, and 1997, the Company's provision for contributions was $6.4 million, $5.7 million, and $4.1 million, respectively.

      The plan for U.K. employees provides that the Company contribute amounts equivalent to the employee's contributions generally up to a maximum of 5.25 percent of the employee's defined compensation per year. The Company's provision for contributions was $0.5 million for each of the years ended December 31, 1999 and 1998, and $0.3 million for the year ended December 31, 1997.

      The plan for the Company's TCN employees was effective April 1, 1998 and is similar to the 401k Plan. The Company contributes 3.75 percent of a participant's defined compensation and matches 25 percent of the first 6 percent of each employee's compensation contributed. For the years ended December 31, 1999 and 1998, the Company's provision for contributions was $0.6 million and $0.3 million, respectively.

Deferred Compensation and Supplemental Executive Retirement Plan

      The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes any portion of the 3.75 percent of the base salary contribution and the matching contribution to the 401k Plan that cannot be contributed because of the limitations within the Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10 percent of base compensation and/or up to 100 percent of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company's provision for contributions for the years ended December 31, 1999, 1998, and 1997 was not material.

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

                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
                                                              (IN THOUSANDS)
Change in benefit obligation:
   Benefit obligation at beginning of year ............   $ 10,597     $  9,365
   Interest cost ......................................        705          668
   Actuarial gain .....................................      1,068          877
   Benefits paid ......................................       (347)        (313)
                                                          --------     --------
   Benefit obligation at end of year ..................     12,023       10,597
                                                          --------     --------

Change in plan assets:
   Fair value of plan assets at beginning of year .....     12,571       12,971
   Actual return on plan assets .......................      2,203          (87)
   Benefits paid ......................................       (347)        (313)
                                                          --------     --------
   Fair value of plan assets at end of year ...........     14,427       12,571
                                                          --------     --------

   Funded status ......................................      2,404        1,974
   Unrecognized loss(gain) ............................        215         (394)
                                                          --------     --------
   Prepaid benefit cost ...............................   $  2,619     $  1,580
                                                          ========     ========



                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Weighted-average assumptions:
   Discount rate ......................................       7.50%        6.75%
   Expected long-term rate ............................       9.00%        9.00%

                                                  SEPTEMBER 30,
                                               ------------------
                                                1999        1998
                                               -------    -------
                                                 (IN THOUSANDS)
Components of net periodic benefit cost:
   Interest cost ...........................   $  (705)   $  (668)
   Expected return on plan assets ..........     1,118      1,154
   Amortization of gain ....................        --         63
                                               -------    -------
   Net periodic pension benefit income .....   $   413    $   549
                                               =======    =======

13. SEGMENTS AND GEOGRAPHIC AREA ANALYSIS

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

Similar Services

         Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                          YEAR ENDED DECEMBER 31,
                                   ---------------------------------------
                                     1999            1998          1997
                                   ---------     -----------     ---------
                                                (IN THOUSANDS)
High specification floaters ...    $ 262,571     $   286,875     $ 206,708
Other semisubmersibles ........      463,168         707,227       545,701
Jack-ups ......................       74,484         209,134       192,169
Integrated services ...........       32,769          26,876        36,342
Other .........................           --              --         3,257
Eliminations ..................      (11,968)        (21,311)      (28,084)
                                   ---------     -----------     ---------
        Total revenues ........    $ 821,024     $ 1,208,801     $ 956,093
                                   =========     ===========     =========

Geographic Areas

         At December 31, 1999, the Company had drilling rigs located offshore seven countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1999          1998           1997
                                         ---------     -----------     ---------
                                                     (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States .....................    $ 420,123     $   692,648     $ 609,470

  Foreign:
     Europe/Africa ..................      178,254         292,579       201,893
     South America ..................      133,528          84,518        50,767
     Australia/Southeast Asia .......       89,119         139,056        93,963
                                         ---------     -----------     ---------
                                           400,901         516,153       346,623

Interarea revenues from affiliates:
  United States .....................      114,393         169,322        74,096
  South America .....................           --              --           971
  Other .............................           --           7,284        14,658
                                         ---------     -----------     ---------
                                           114,393         176,606        89,725

Eliminations ........................     (114,393)       (176,606)      (89,725)

                                         ---------     -----------     ---------
          Total .....................    $ 821,024     $ 1,208,801     $ 956,093
                                         =========     ===========     =========

      An individual foreign country may, from time to time, contribute a material percentage of the Company's total revenues from unaffiliated customers. For the years ended December 31, 1999, 1998, and 1997, individual countries that contributed five percent or more of the Company's total revenues from unaffiliated customers are listed below.


                                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                       1999          1998           1997
                                                   ------------  ------------  -------------

              Brazil..........................          15.5%         7.0%         5.3%
              United Kingdom..................          10.0%        11.0%        11.1%
              Angola..........................           7.5%         2.8%         0.9%
              Australia.......................           5.7%         5.3%         4.7%


      Long-lived tangible assets located in the United States and all foreign countries in which the Company holds assets as of December 31, 1999, 1998, and 1997 are listed below. A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

                                                                DECEMBER 31,
                                                   --------------------------------------
                                                      1999          1998          1997
                                                   ----------    ----------    ----------
                                                               (IN THOUSANDS)
Drilling and other property and equipment, net:
        United States .........................    $1,113,908    $1,073,862    $  936,906

        Foreign:
          South America .......................       399,471       186,432       143,141
          Europe/Africa .......................       154,378       233,753       313,536
          Australia/Southeast Asia ............        70,148        57,773        58,158
                                                   ----------    ----------    ----------
                                                      623,997       477,958       514,835

                                                   ----------    ----------    ----------
                Total .........................    $1,737,905    $1,551,820    $1,451,741
                                                   ==========    ==========    ==========

      Brazil is currently the only individual country with a material concentration of the Company's assets. Approximately 20.2 percent, 12.0 percent, and 9.9 percent of the Company's total drilling and other property and equipment were located in or offshore Brazil as of December 31, 1999, 1998, and 1997, respectively.

Major Customers

      The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. During the year ended December 31, 1999, two customers contributed 15.5 percent and 14.5 percent of total revenues. During the year ended December 31, 1998, one customer contributed 17.4 percent of total revenues. During the year ended December 31, 1997, one customer contributed 14.3 percent of total revenues.

14. UNAUDITED QUARTERLY FINANCIAL DATA

      Unaudited summarized financial data by quarter for the years ended December 31, 1999 and 1998 is shown below.

                                                     FIRST       SECOND       THIRD       FOURTH
                                                    QUARTER     QUARTER      QUARTER     QUARTER
                                                    --------    --------     --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

       1999
       Revenues..............................       $228,037    $215,337     $206,740    $170,910
       Operating income......................         75,786      74,928       50,206      22,972
       Income before income tax expense......         79,712      81,863       58,213      20,575
       Net income............................         51,818      53,227       37,846      13,180
       Net income per share:
          Basic..............................           0.38        0.39         0.28        0.10
          Diluted............................           0.37        0.37         0.27        0.10

       1998
       Revenues..............................       $286,069    $323,517     $315,786    $283,429
       Operating income......................        122,043     168,452      160,249     118,255
       Income before income tax expense......        124,648     172,430      167,220     125,933
       Net income............................         80,722     111,665      108,702      82,570
       Net income per share:
          Basic..............................           0.58        0.80         0.79        0.61
          Diluted............................           0.56        0.76         0.75        0.58

15. SUBSEQUENT EVENTS

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. Through February 29, 2000, the Company has purchased 0.3 million shares of its common stock at an aggregate cost of $8.5 million, or at an average cost of $27.49 per share.

      In January 2000, the Company sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in an after-tax gain of $9.0 million. The rig had been cold stacked offshore Netherlands prior to the sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Index to Financial Statements, Financial Statement Schedules and
        Exhibits

        (1) Financial Statements

                                                                  PAGE
                                                                  ----

         Independent Auditors' Report.......................       25
         Consolidated Balance Sheets........................       26
         Consolidated Statements of Income..................       27
         Consolidated Statements of Stockholders' Equity....       28
         Consolidated Statements of Comprehensive Income....       29
         Consolidated Statements of Cash Flows..............       30
         Notes to Consolidated Financial Statements.........       31

        (2) Financial Statement Schedules

               No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

        (3) Index of Exhibits...............................       46

               See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

    (c) Index of Exhibits


      EXHIBIT
      NUMBER   DESCRIPTION


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

      10.1 Registration Rights Agreement (the "Registration Rights Agreement") dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1995).

      10.2 Amendment to the Registration Rights Agreement, dated September 16, 1997, between Loews and the Company (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

      10.3 Services Agreement dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10.4+ Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

      10.5+ Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan effective December 17, 1996 (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.6+ First Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated March 18, 1998 (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1997).

      11.1*    Statement re Computation of Per Share Earnings.

      12.1*    Statement re Computation of Ratios.

      21.1*    List of Subsidiaries of the Company.

      23.1*    Consent of Deloitte & Touche LLP.

      24.1*    Powers of Attorney.

      27.1*    Financial Data Schedule.

      ----------

      *  Filed herewith.

      + Management contracts or compensatory plans or arrangements.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2000.


                                DIAMOND OFFSHORE DRILLING, INC.


                                By:   /s/ GARY T. KRENEK*
                                      ------------------------------------------
                                            Gary T. Krenek
                                      Vice President and Chief Financial Officer


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


         SIGNATURE                                TITLE                                   DATE
         ---------                                -----                                   ----

 /s/ JAMES S. TISCH*                    Chairman of the Board and                         March 7, 2000
---------------------------               Chief Executive Officer
      James S. Tisch


 /s/ LAWRENCE R. DICKERSON*             President, Chief Operating Officer and Director   March 7, 2000
---------------------------
      Lawrence R. Dickerson


 /s/ GARY T. KRENEK*                    Vice President and Chief Financial Officer        March 7, 2000
---------------------------               (Principal Financial Officer)
      Gary T. Krenek


 /s/ ALAN R. BATKIN*                    Director                                          March 7, 2000
---------------------------
      Alan R. Batkin


 /s/ HERBERT C. HOFMANN*                 Director                                         March 7, 2000
---------------------------
      Herbert C. Hofmann


 /s/ ARTHUR L. REBELL*                  Director                                          March 7, 2000
---------------------------
      Arthur L. Rebell


 /s/ MICHAEL H. STEINHARDT*             Director                                          March 7, 2000
---------------------------
      Michael H. Steinhardt


 /s/ RAYMOND S. TROUBH*                 Director                                          March 7, 2000
---------------------------
      Raymond S. Troubh


*By: /s/ WILLIAM C. LONG
     ----------------------
          William C. Long
           Attorney-in-Fact

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

      10.1     Registration Rights Agreement (the "Registration Rights
               Agreement") dated October 16, 1995 between Loews and the Company
               (incorporated by reference to Exhibit 10.2 of the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1995).

      10.2     Amendment to the Registration Rights Agreement, dated September
               16, 1997, between Loews and the Company (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997).

      10.3     Services Agreement dated October 16, 1995 between Loews and the
               Company (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).

      10.4+ Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997).

      10.5+    Diamond Offshore Deferred Compensation and Supplemental Executive
               Retirement Plan effective December 17, 1996 (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1996).

      10.6+    First Amendment to Diamond Offshore Deferred Compensation and
               Supplemental Executive Retirement Plan dated March 18, 1998
               (incorporated by reference to Exhibit 10.8 of the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1997).

      11.1*    Statement re Computation of Per Share Earnings.

      12.1*    Statement re Computation of Ratios.

      21.1*    List of Subsidiaries of the Company.

      23.1*    Consent of Deloitte & Touche LLP.

      24.1*    Powers of Attorney.

      27.1*    Financial Data Schedule.