Form 10-Q
period 2000-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2000-05-12
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                                 --------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                                               ------    -------

                         Commission file number 1-13926


                         DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    76-0321760
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


     As of May 8, 2000        Common stock, $0.01 par value per share   135,531,907 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                                                                                              PAGE NO.
COVER PAGE.......................................................................................1

TABLE OF CONTENTS................................................................................2

PART I.  FINANCIAL INFORMATION...................................................................3

       ITEM 1.  FINANCIAL STATEMENTS
                Consolidated Balance Sheets......................................................3
                Consolidated Statements of Income................................................4
                Consolidated Statements of Cash Flows............................................5
                Notes to Consolidated Financial Statements.......................................6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.......................................................11

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................17

PART II.  OTHER INFORMATION.....................................................................18

       ITEM 1.  LEGAL PROCEEDINGS...............................................................18

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................18

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................18

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................18

       ITEM 5.  OTHER INFORMATION...............................................................18

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................18

SIGNATURES......................................................................................19

EXHIBIT INDEX...................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                  MARCH 31,       DECEMBER 31,
                                                                                 -----------      ------------
                                                                                    2000             1999
                                                                                 -----------      ------------
                                                                                 (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................      $   106,572       $   112,316
  Marketable securities and other invested assets .........................          511,578           529,042
  Accounts receivable .....................................................          129,759           143,569
  Rig inventory and supplies ..............................................           39,145            38,760
  Prepaid expenses and other ..............................................           28,740            36,605
                                                                                 -----------       -----------
                       Total current assets ...............................          815,794           860,292
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ................................................        1,763,796         1,737,905
GOODWILL, NET OF ACCUMULATED AMORTIZATION .................................           72,055            73,174
OTHER ASSETS ..............................................................            9,550             9,658
                                                                                 -----------       -----------
                       Total assets .......................................      $ 2,661,195       $ 2,681,029
                                                                                 ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ........................................................      $    48,433       $    72,630
  Accrued liabilities .....................................................           40,872            44,051
  Taxes payable ...........................................................           14,366            18,720
                                                                                 -----------       -----------
                       Total current liabilities ..........................          103,671           135,401
LONG-TERM DEBT ............................................................          400,000           400,000
DEFERRED TAX LIABILITY ....................................................          299,341           291,213
OTHER LIABILITIES .........................................................           11,585            12,193
                                                                                 -----------       -----------
                       Total liabilities ..................................          814,597           838,807
                                                                                 -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,
      none issued and outstanding) ........................................               --                --
  Common stock (par value $0.01, 500,000,000 shares authorized,
   139,358,807 issued, 135,531,907 outstanding at March 31, 2000 and
   139,342,381 issued, 135,824,281 outstanding at December 31, 1999) ......            1,394             1,393
  Additional paid-in capital ..............................................        1,302,905         1,302,841
  Retained earnings .......................................................          648,452           635,943
  Accumulated other comprehensive losses ..................................           (8,938)           (9,229)
  Treasury stock, at cost (3,826,900 shares at March 31, 2000 and
   3,518,100 shares at December 31, 1999) .................................          (97,215)          (88,726)
                                                                                 -----------       -----------
                       Total stockholders' equity .........................        1,846,598         1,842,222
                                                                                 -----------       -----------
                       Total liabilities and stockholders' equity .........      $ 2,661,195       $ 2,681,029
                                                                                 ===========       ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                     2000            1999
                                                                  ----------       ----------
REVENUES ...................................................      $  167,828       $  228,037

OPERATING EXPENSES:
       Contract drilling ...................................         100,823          110,718
       Depreciation and amortization .......................          36,875           35,657
       General and administrative ..........................           6,020            6,001
                                                                  ----------       ----------
            Total operating expenses .......................         143,718          152,376
                                                                  ----------       ----------

OPERATING INCOME ...........................................          24,110           75,661

OTHER INCOME (EXPENSE):
       Gain on sale of assets ..............................          14,017              125
       Interest income .....................................           8,622            8,351
       Interest expense ....................................          (1,234)          (3,332)
       Other, net ..........................................             (89)          (1,093)
                                                                  ----------       ----------
INCOME BEFORE INCOME TAX EXPENSE ...........................          45,426           79,712

INCOME TAX EXPENSE .........................................         (15,938)         (27,894)
                                                                  ----------       ----------

NET INCOME .................................................      $   29,488       $   51,818
                                                                  ==========       ==========

EARNINGS PER SHARE:
       Basic ...............................................      $     0.22       $     0.38
                                                                  ==========       ==========
       Diluted .............................................      $     0.21       $     0.37
                                                                  ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Common shares .......................................         135,688          135,816
       Dilutive potential common shares ....................           9,876            9,876
                                                                  ----------       ----------
            Total weighted average shares outstanding ......         145,564          145,692
                                                                  ==========       ==========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ---------------------------
                                                                          2000             1999
                                                                       ----------       ----------
OPERATING ACTIVITIES:
      Net income ..................................................    $   29,488       $   51,818
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .............................        36,875           35,657
        Gain on sale of assets ....................................       (14,017)            (125)
        Gain on sale of investment securities .....................            --               (6)
        Deferred tax provision ....................................         7,648            8,291
        Accretion of discounts on investment securities ...........        (2,197)          (3,229)
        Amortization of debt issuance costs .......................           138              134
      Changes in operating assets and liabilities:
        Accounts receivable .......................................        13,810           33,566
        Rig inventory and supplies and other current assets .......         6,830           (4,374)
        Other assets, non-current .................................           (30)             162
        Accounts payable and accrued liabilities ..................       (27,376)         (15,293)
        Taxes payable .............................................        (4,032)          29,147
        Other liabilities, non-current ............................          (608)          (2,807)
        Other, net ................................................           132             (820)
                                                                       ----------       ----------
            Net cash provided by operating activities .............        46,661          132,121
                                                                       ----------       ----------

INVESTING ACTIVITIES:
      Capital expenditures ........................................       (79,155)         (95,019)
      Proceeds from sale of assets ................................        32,177              129
      Net change in marketable securities .........................        19,976          (51,506)
                                                                       ----------       ----------
            Net cash used in investing activities .................       (27,002)        (146,396)
                                                                       ----------       ----------

FINANCING ACTIVITIES:
      Acquisition of treasury stock ...............................        (8,489)              --
      Payment of dividends ........................................       (16,979)         (16,977)
      Proceeds from stock options exercised .......................            65               --
                                                                       ----------       ----------
            Net cash used in financing activities .................       (25,403)         (16,977)
                                                                       ----------       ----------


NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................        (5,744)         (31,252)
      Cash and cash equivalents, beginning of period ..............       112,316          101,198
                                                                       ----------       ----------
      Cash and cash equivalents, end of period ....................    $  106,572       $   69,946
                                                                       ==========       ==========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

     The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13926).

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

Marketable Securities and Other Invested Assets

     The Company's investments in marketable securities are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

     In January 2000, the Company sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash which was invested with a third party pursuant to a Deferred Exchange Agreement (the "Agreement"). The Agreement provides for investment of the $32.0 million in a money market fund at current interest rates and restricts the use of the cash to the purchase of replacement property for the Ocean Scotian for a period of up to 180 days subsequent to the sale of the rig. See "--Drilling and Other Property and Equipment."

Supplementary Cash Flow Information

     Cash payments made for interest on long-term debt totaled $7.5 million during each quarter ended March 31, 2000 and 1999. Cash payments made, net of refunds, for income taxes during the quarters ended March 31, 2000 and 1999 totaled $13.5 million and $8.9 million, respectively.

Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $3.9 million during each of the quarters ended March 31, 2000 and 1999. Interest cost capitalized during the quarter ended March 31, 2000 was $2.7 million. Interest cost capitalized during the quarter ended March 31, 1999 was not material.

Goodwill

     Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.1 million and $1.6 million for the quarters ended March 31, 2000 and 1999, respectively.

Debt Issuance Costs

     Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Treasury Stock

     Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the quarter ended March 31, 2000, the Company purchased 308,800 shares of its common stock at an aggregate cost of $8.5 million, or at an average cost of $27.49 per share.

Comprehensive Income

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 2000 and 1999, comprehensive income totaled $29.8 million and $50.6 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

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

2. MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:


                                                                       MARCH 31, 2000
                                                        -------------------------------------------
                                                                        UNREALIZED         MARKET
                                                           COST         GAIN (LOSS)        VALUE
                                                        ----------      ----------       ----------
                                                                      (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
     Due within one year .........................      $  259,237      $   (1,377)      $  257,860

     Due after one year through five years .......          75,025          (1,410)          73,615

Collateralized mortgage obligations ..............         152,989          (6,548)         146,441

Equity securities ................................           1,446             216            1,662
                                                        ----------      ----------       ----------
     Total .......................................      $  488,697      $   (9,119)      $  479,578
                                                        ==========      ==========       ==========



                                                                    DECEMBER 31, 1999
                                                        -------------------------------------------
                                                                        UNREALIZED         MARKET
                                                           COST         GAIN (LOSS)        VALUE
                                                        ----------      ----------       ----------
                                                                      (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
     Due within one year .........................      $  259,090      $  (1,123)       $  257,967

     Due after one year through five years .......         124,935         (2,180)          122,755

Collateralized mortgage obligations ..............         153,004         (6,130)          146,874

Equity securities ................................           1,446             --             1,446
                                                        ----------      ----------       ----------
     Total .......................................      $  538,475      $   (9,433)      $  529,042
                                                        ==========      ==========       ==========


     All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities and other invested assets," representing the investment of cash available for current operations.

     During the three months ended March 31, 2000 and 1999, certain debt securities due within one year were sold or matured for proceeds of $270.0 million and $269.2 million, respectively. There was no resulting gain or loss for the first quarter of 2000. The resulting after-tax realized gain for the quarter ended March 31, 1999 was not material.

3.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:



                                                                   MARCH 31,        DECEMBER 31,
                                                                  -----------       ------------
                                                                     2000              1999
                                                                  -----------       -----------
                                                                         (IN THOUSANDS)
Drilling rigs and equipment ................................      $ 2,085,195       $ 2,095,613
Construction work in progress ..............................          301,836           241,102
Land and buildings .........................................           14,106            13,992
Office equipment and other .................................           17,673            17,552
                                                                  -----------       -----------
          Cost .............................................        2,418,810         2,368,259
Less accumulated depreciation ..............................         (655,014)         (630,354)
                                                                  -----------       -----------
          Drilling and other  property and equipment, net...      $ 1,763,796       $ 1,737,905
                                                                  ===========       ===========

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

4.  GOODWILL

     The merger with Arethusa in 1996 generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:


                                         MARCH 31,    DECEMBER 31,
                                         ---------    ------------
                                           2000          1999
                                         ---------    ------------
                                              (IN THOUSANDS)
Goodwill ..........................      $ 96,112       $ 96,112
Less accumulated amortization .....       (24,057)       (22,938)
                                         --------       --------
          Total ...................      $ 72,055       $ 73,174
                                         ========       ========


5.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:


                                          MARCH 31,   DECEMBER 31,
                                         ----------   ------------
                                            2000         1999
                                         ----------   ------------
                                             (IN THOUSANDS)
Personal injury and other claims ..      $ 16,986      $ 18,219
Payroll and benefits ..............        17,319        16,281
Interest payable ..................         1,916         5,667
Other .............................         4,651         3,884
                                         --------      --------
          Total ...................      $ 40,872      $ 44,051
                                         ========      ========

6.  COMMITMENTS AND CONTINGENCIES

     In January 2000, the Company successfully completed the defense and indemnification of Zapata Off-Shore Company and Zapata Corporation (the "Zapata Defendants"), a former subsidiary of Arethusa, which is now a subsidiary of the Company, pursuant to a contractual defense and indemnification agreement, in a suit for tortious interference with contract and conspiracy to tortiously interfere with contract. The plaintiffs sought $14.0 million in actual damages and unspecified punitive damages, plus costs of court, interest and attorneys' fees. In November 1997, the jury awarded a take nothing judgment in favor of the Zapata Defendants. The plaintiffs appealed the judgment and the appellate court ordered the parties to mediation. The case went to mediation in July 1998 with no resolution. In May 1999, the case went before the Texas First Court of Appeals, Houston, which affirmed the jury verdict. The plaintiffs filed their petition for review with the Supreme Court of Texas in November 1999 which was subsequently denied in January 2000.

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

     Various claims have been filed against the Company in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Similar Services

     Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                         -------------------------
                                           2000            1999
                                         ---------       ---------
                                              (IN THOUSANDS)
High Specification Floaters .......      $  56,862       $  63,960
Other Semisubmersibles ............         88,511         139,453
Jack-ups ..........................         21,019          24,069
Integrated Services ...............          2,601           3,469
Eliminations ......................         (1,165)         (2,914)
                                         ---------       ---------
        Total Revenues ............      $ 167,828       $ 228,037
                                         =========       =========

Geographic Areas

     At March 31, 2000, the Company had drilling rigs located offshore seven countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.


                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                   ------------------------
                                                      2000          1999
                                                   ---------      ---------
                                                       (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States .............................      $  79,620      $ 111,208

  Foreign:
     Europe/Africa ..........................         22,813         64,455
     Australia/Southeast Asia ...............         18,432         28,267
     South America ..........................         46,963         24,107
                                                   ---------      ---------
          Total Revenues ....................      $ 167,828      $ 228,037
                                                   =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

     The Company is a leader in deep water drilling with a fleet of 45 offshore drilling rigs. The fleet consists of 30 semisubmersibles, 14 jack-ups and one drillship.

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.


                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------     INCREASE/
                                                      2000            1999          (DECREASE)
                                                   ----------       ----------      ------------
                                                                  (IN THOUSANDS)
REVENUES
  High Specification Floaters ...............      $   56,862       $   63,960       $   (7,098)
  Other Semisubmersibles ....................          88,511          139,453          (50,942)
  Jack-ups ..................................          21,019           24,069           (3,050)
  Integrated Services .......................           2,601            3,469             (868)
  Eliminations ..............................          (1,165)          (2,914)           1,749
                                                   ----------       ----------       ----------
          Total Revenues ....................      $  167,828       $  228,037       $  (60,209)
                                                   ==========       ==========       ==========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ...............      $   23,307       $   24,390       $   (1,083)
  Other Semisubmersibles ....................          54,865           62,251           (7,386)
  Jack-ups ..................................          19,845           22,708           (2,863)
  Integrated Services .......................           3,071            3,438             (367)
  Other .....................................             900              845               55
  Eliminations ..............................          (1,165)          (2,914)           1,749
                                                   ----------       ----------       ----------
          Total Contract Drilling Expense ...      $  100,823       $  110,718       $   (9,895)
                                                   ==========       ==========       ==========
OPERATING INCOME
  High Specification Floaters ...............      $   33,555       $   39,570       $   (6,015)
  Other Semisubmersibles ....................          33,646           77,202          (43,556)
  Jack-ups ..................................           1,174            1,361             (187)
  Integrated Services .......................            (470)              31             (501)
  Other .....................................            (900)            (845)             (55)
  Depreciation and Amortization Expense .....         (36,875)         (35,657)          (1,218)
  General and Administrative Expense ........          (6,020)          (6,001)             (19)
                                                   ----------       ----------       ----------
          Total Operating Income ............      $   24,110       $   75,661       $  (51,551)
                                                   ==========       ==========       ==========

  High Specification Floaters.

     Revenues. Revenues from high specification floaters during the first quarter of 2000 decreased by $7.1 million from the same period in 1999. Approximately $23.6 million of the revenue decline resulted from lower operating dayrates as compared to 1999. The average operating dayrate for high specification floaters during the first quarter of 2000 was $94,600 per day as compared to $133,100 per day during the first quarter of 1999. In addition, revenues decreased by $2.7 million due to revenue recognized in the first quarter of 1999 associated with the late 1998 mobilization of the Ocean Alliance from the North Sea to Angola. These decreases were partially offset by an increase in revenues of approximately $16.0 million due to an improvement in utilization. Utilization for the Company's high specification floaters during the first quarter of 2000 was 97% as compared to 79% during the first quarter of 1999. Also, revenues increased $3.3 million from the first quarter of 1999, due to rig downtime in 1999 for inspection and repairs associated with the Ocean America.

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the first quarter of 2000 decreased $1.1 million from the same period in 1999. This decrease resulted primarily from costs incurred in the first quarter of 1999 of approximately $2.7 million for the mobilization of the Ocean Alliance from the North Sea to Angola and $2.8 million in costs associated with the mandatory inspection and repairs of the Ocean America. These reductions were partially offset by an increase in contract drilling expense in the first quarter of 2000 of approximately $3.6 million for the Ocean Clipper, which began operating under its three-year contract offshore

Brazil. During the first quarter of 1999, the Ocean Clipper was in the shipyard for modifications, upgrades and the replacement of the blow-out preventer control system.

  Other Semisubmersibles.

     Revenues. Revenues from other semisubmersibles during the first quarter ended March 31, 2000 decreased $50.9 million from the same period in 1999. Approximately $32.0 million of the decrease resulted from a decline in operating dayrates as compared to the same period in 1999. The average operating dayrate for the Company's other semisubmersibles was $67,400 per day during the first quarter of 2000, as compared to $93,200 per day during the first quarter of 1999. In addition, revenues were reduced by $20.7 million and $2.4 million due to decreased utilization and rigs removed from service, respectively. Utilization for the Company's other semisubmersibles during the first quarter of 2000 was 63% as compared to 73% during the first quarter of 1999. These decreases were partially offset by increases in revenues due to rig downtime during the first quarter of 1999 for mandatory inspections and repairs of the Ocean Yatzy.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the first quarter of 2000 decreased $7.4 million from the same period in 1999. This decrease resulted primarily from a reduction in costs of $5.6 million associated with the inspection, repair and mobilization of the Ocean Winner from the Gulf of Mexico to Brazil in the first quarter of 1999. Contract drilling expense was also reduced by $4.4 million in 2000 due to costs associated with mandatory inspections and repairs of the Ocean New Era and the Ocean Yatzy in 1999. In addition, first quarter 2000 costs were reduced by $2.0 million as a result of cold stacking the Ocean Baroness in late 1999. Partially offsetting these decreases were increases in costs in 2000 of approximately $3.0 million associated with the mandatory inspection and repairs of the Ocean Lexington and $1.2 million from operating costs for the Ocean General which was stacked throughout 1999.

  Jack-Ups.

     Revenues. Revenues from jack-ups during the first quarter of 2000 decreased $3.1 million from the same period in 1999. This decrease was due primarily, to a reduction in revenues of $7.8 million from the Ocean Scotian which was sold in January 2000 but worked throughout the first quarter of 1999. Revenues were also reduced by approximately $2.9 million attributable to a decline in operating dayrates as compared to the same period in 1999. The average operating dayrate for the Company's jack-ups was $19,800 per day during the first quarter of 2000, as compared to $27,400 per day during the first quarter of 1999. These decreases were partially offset by an increase in revenues of approximately $7.6 million due to improvements in utilization. Utilization for the Company's jack-ups during the first quarter of 2000 was 82% as compared to 61% during the first quarter of 1999.

     Contract Drilling Expense. Contract drilling expense for jack-ups during the first quarter of 2000 decreased $2.9 million over the same period in 1999. This decrease resulted primarily from the sale of the Ocean Scotian in January 2000.

  Integrated Services.

     Revenues and contract drilling expense for integrated services decreased as a result of fewer projects during the first quarter of 2000 as compared to the first quarter of 1999.

  Depreciation and Amortization Expense.

     Depreciation and amortization expense for the three months ended March 31, 2000 of $36.9 million increased $1.2 million from $35.7 million for the three months ended March 31, 1999. This increase resulted primarily from an increase in depreciation for the Ocean Clipper, Ocean General, Ocean Concord, and Ocean King, which completed various upgrades in the second half of 1999. This increase was partially offset by a decrease in depreciation in the first quarter of 2000 due to the January 2000 sale of the Ocean Scotian and a decrease in goodwill amortization.

  Gain on Sale of Assets.

     Gain on sale of assets for the three months ended March 31, 2000 of $14.0 million increased $13.9 million from $0.1 million for the three months ended March 31, 1999. This increase resulted primarily from the January 2000 sale of the Company's jack-up drilling rig, Ocean Scotian, for $32.0 million in cash resulting in an after-tax gain of $9.0 million. The rig had been cold stacked offshore Netherlands prior to the sale.

  Interest Expense

     Interest expense of $1.2 million for the three months ended March 31, 2000 decreased $2.1 million from interest expense of $3.3 million for the three months ended March 31, 1999. This decrease resulted primarily from an increase in capitalized interest for the conversion of the Ocean Confidence. Interest cost capitalized during the quarter ended March 31, 2000 was $2.7 million. Interest cost capitalized during the quarter ended March 31, 1999 was not material. See "-- Capital Resources."

  Income Tax Expense.

     Income tax expense of $15.9 million for the three months ended March 31, 2000 decreased $12.0 million from $27.9 million for the three months ended March 31, 1999. This decrease resulted primarily from the $34.3 million decrease in income before income tax expense as compared to the three months ended March 31, 1999.

OUTLOOK

     The Company has recently experienced improvement in the domestic jack-up market along with some stability in its high specification floater business as the industry concentrates on shallow water natural gas and deep water prospects offshore. While some high specification floating units have seen idle time around the world, the Company has maintained high utilization for its rigs in this class. With a strategy of trying to maintain utilization through short-term commitments, the Company expects it will be in a position to respond when the high specification floater market sees improvement. The Company's jack-up fleet should see improved results in the second quarter as dayrates and utilization continue to improve.

     The Company is less optimistic about the global market for its other semisubmersibles, despite significant improvements in product prices over the last year. The results for the Company's other semisubmersibles were slightly down in the first quarter of 2000 and, due to declining utilization and dayrates, are expected to experience continued downward pressure in the near term. Near term results will also be adversely affected as several long-term contracts previously committed under dayrates in excess of current market rates expired late in the first quarter and early in the second quarter of 2000.

     Historically, the offshore contract drilling industry has been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions may or may not continue. However, with the high level of product prices, there is continued optimism in the offshore contract drilling industry that oil and gas companies will increase their spending on exploration and development in the long term, potentially resulting in increased utilization levels and dayrates for offshore drilling rigs.

LIQUIDITY

     At March 31, 2000, cash and marketable securities totaled $618.2 million, down from $641.4 million at December 31, 1999. Cash provided by operating activities for the quarter ended March 31, 2000 decreased by $85.4 million to $46.7 million, as compared to $132.1 million for the same period of the prior year. This decrease in cash was primarily attributable to a $22.3 million reduction in net income and various other changes in operating assets and liabilities.

     Investing activities used $27.0 million of cash during the quarter ended March 31, 2000, as compared to $146.4 million cash used during the same quarter of the prior year. This decrease resulted primarily from a $71.5 million decrease in cash used for investments in marketable securities, a $32.0 million increase in proceeds from the sale of assets, primarily the sale of the Ocean Scotian in January 2000, and a $15.9 million increase in cash resulting from a decrease in capital expenditures primarily attributable to the Ocean Confidence.

     Cash used in financing activities for the quarter ended March 31, 2000 of $25.4 million resulted primarily from dividends paid to stockholders and the acquisition of the Company's outstanding common stock, par value $0.01 per share. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. During the quarter ended March 31, 2000, the Company purchased 308,800 shares of its common stock at an aggregate cost of $8.5 million, or at an average cost of $27.49 per share. Cash used in financing activities for the quarter ended March 31, 1999 of $17.0 million resulted from dividends paid to stockholders.

     Other sources of liquidity include the Company's $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of March 31, 2000, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

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

     The Company believes it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for rig upgrades and continuing rig enhancements and for working capital requirements.

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

     The Company expects to spend $122.2 million for rig upgrade capital expenditures during 2000, which is primarily costs associated with the conversion of the Ocean Confidence. Also included in this amount is approximately $17.0 million for variable deckload and water depth capability upgrades on the Ocean Epoch, and $25.2 million for other possible upgrades depending on market conditions. During the period ended March 31, 2000, the Company expended $62.6 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters.

     The conversion of the Ocean Confidence includes the following enhancements: capability for operation in 7,500 foot water depths; approximately 6,000 tons variable deckload; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The Company estimates its net cost of conversion for this rig at approximately $375.0 million. Upon completion of the conversion and customer acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico, which is expected to generate approximately $320.0 million of revenues. The drilling contract contains a provision allowing the customer to cancel the contract should the unit not be delivered by July 1, 2000 (with an allowance for up to 30 days additional time for accumulated weather delays). Although the Company is aggressively working towards delivery of the rig on a timely basis, it is possible that delays or unforeseen circumstances could extend delivery beyond the date which would allow the customer the option to cancel the term contract. Should the Company be required to remarket the unit, dayrate and term available may not be as favorable as the existing five-year agreement. In such case, the terms of any new agreement would be dependent on the market conditions prevailing at that point in time.

As a result, future revenues generated by the rig could be less than the current contracted amount of approximately $320.0 million.

     During the period ended March 31, 2000, the Company expended $16.6 million in connection with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included purchases of king-post cranes, anchor chain, riser, and other drilling equipment. The Company has budgeted $70.8 million for 2000 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

     The Company continues to consider transactions which include, but are not limited to, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of these potential transactions reviewed by the Company would, if completed, result in it entering new lines of business. In general, however, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such an agreement in the future and such an acquisition could result in a material expansion of its existing operations or result in it entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, DOTS, from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth with the profitability of the contract dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the quarter ended March 31, 2000, DOTS provided turnkey and integrated services and generated an operating loss of $0.5 million.

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this Report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), and future uses of and requirements for financial resources, including but not limited to, expenditures related to the conversion of the Ocean Confidence (see "-- Liquidity" and "-- Capital Resources"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     The Company's financial instruments include the Company's convertible subordinated notes and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At March 31, 2000, the fair value of these notes, based on quoted market prices, was approximately $451.9 million, as compared to a carrying amount of $400.0 million. At March 31, 2000, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $331.5 million, which includes an unrealized holding loss of $2.8 million. These securities bear interest rates ranging from 4.00 percent to 6.00 percent. These securities are U.S. government-backed and are generally short-term and readily marketable. The fair value of the Company's investment in CMO's at March 31, 2000 was approximately $146.4 million, which includes an unrealized holding loss of $6.5 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

     The Company believes the declines in the fair value of its investments in debt securities due to interest rate sensitivity are temporary in nature. This determination was based on marketability of the instruments, the Company's ability to retain its investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, the Company does not believe that potential, near-term losses in future earnings, fair values, or cash flows are likely to be material.

     At March 31, 2000, the fair value of the Company's investment in equity securities was approximately $1.7 million, which includes an unrealized holding gain of $0.2 million.

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

(b)  No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DIAMOND OFFSHORE DRILLING, INC.
                                          (Registrant)




Date     12-May-2000             By: /s/ GARY T. KRENEK
         -------------------        -----------------------------------------
                                    Gary T. Krenek
                                    Vice President and Chief Financial Officer

Date     12-May-2000                 /s/ BETH G. GORDON
         ------------------         -----------------------------------------
                                    Beth G. Gordon
                                    Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------

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

-----------------
* Filed herewith