Form 10-Q
period 2000-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2000-08-08
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________

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

As of  July 31, 2000      Common stock, $0.01 par value per share        135,443,833 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000


                                                                                            PAGE NO.
                                                                                            --------
COVER PAGE......................................................................................1

TABLE OF CONTENTS...............................................................................2

PART I.  FINANCIAL INFORMATION..................................................................3

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS....................................................13


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................23


PART II.  OTHER INFORMATION....................................................................24

         ITEM 1.  LEGAL PROCEEDINGS............................................................24

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................24

         ITEM 5.  OTHER INFORMATION............................................................25

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................25

SIGNATURES.....................................................................................26


EXHIBIT INDEX..................................................................................27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                       -----------        -----------
                                                                                          2000               1999
                                                                                       -----------        -----------
                                                                                       (UNAUDITED)

                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................       $   340,255        $   112,316
  Marketable securities and other invested assets ..............................           606,435            529,042
  Accounts receivable ..........................................................           119,434            143,569
  Rig inventory and supplies ...................................................            39,993             38,760
  Prepaid expenses and other ...................................................            40,102             36,605
                                                                                       -----------        -----------
                              Total current assets .............................         1,146,219            860,292
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION .....................................................         1,824,758          1,737,905
GOODWILL, NET OF ACCUMULATED AMORTIZATION ......................................            70,935             73,174
OTHER ASSETS ...................................................................            21,040              9,658
                                                                                       -----------        -----------
                              Total assets .....................................       $ 3,062,952        $ 2,681,029
                                                                                       ===========        ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .............................................................       $    50,695        $    72,630
  Accrued liabilities ..........................................................            45,663             44,051
  Taxes payable ................................................................             7,265             18,720
                                                                                       -----------        -----------
                              Total current liabilities ........................           103,623            135,401
LONG-TERM DEBT .................................................................           803,156            400,000
DEFERRED TAX LIABILITY .........................................................           308,624            291,213
OTHER LIABILITIES ..............................................................            11,687             12,193
                                                                                       -----------        -----------
                              Total liabilities ................................         1,227,090            838,807
                                                                                       -----------        -----------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized, none
      issued and outstanding) ..................................................                --                 --
  Common stock (par value $0.01, 500,000,000 shares authorized, 139,358,807 issued, 135,531,907 outstanding at June 30, 2000 and
   139,342,381 issued, 135,824,281 outstanding December 31, 1999)  .............             1,394              1,393
  Additional paid-in capital ...................................................         1,302,905          1,302,841
  Retained earnings ............................................................           635,148            635,943
  Accumulated other comprehensive losses .......................................            (6,370)            (9,229)
  Treasury stock, at cost (3,826,900 shares at June 30, 2000 and
      3,518,100 shares at December 31, 1999) ...................................           (97,215)           (88,726)
                                                                                       -----------        -----------
                              Total stockholders' equity .......................         1,835,862          1,842,222
                                                                                       -----------        -----------
                              Total  liabilities  and  stockholders' equity ....       $ 3,062,952        $ 2,681,029
                                                                                       ===========        ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                               ----------------------    ----------------------
                                                                  2000         1999         2000         1999
                                                               ---------    ---------    ---------    ---------
REVENUES ...................................................   $ 143,317    $ 215,337    $ 311,145    $ 443,374

OPERATING EXPENSES:
       Contract drilling ...................................     102,883       98,801      203,706      209,519
       Depreciation and amortization .......................      36,617       35,706       73,492       71,363
       General and administrative ..........................       5,915        5,921       11,935       11,922
                                                               ---------    ---------    ---------    ---------
            Total operating expenses .......................     145,415      140,428      289,133      292,804
                                                               ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) ....................................      (2,098)      74,909       22,012      150,570

OTHER INCOME (EXPENSE):
       Gain on sale of assets ..............................          65           19       14,082          144
       Interest income .....................................       9,912        8,598       18,534       16,949
       Interest expense ....................................      (1,607)      (1,990)      (2,841)      (5,322)
       Other, net ..........................................        (597)         327         (686)        (766)
                                                               ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAX EXPENSE ...........................       5,675       81,863       51,101      161,575

INCOME TAX EXPENSE .........................................      (2,038)     (28,636)     (17,976)     (56,530)
                                                               ---------    ---------    ---------    ---------

NET INCOME .................................................   $   3,637    $  53,227    $  33,125    $ 105,045
                                                               =========    =========    =========    =========

EARNINGS PER SHARE:
       Basic ...............................................   $    0.03    $    0.39    $    0.24    $    0.77
                                                               =========    =========    =========    =========
       Diluted .............................................   $    0.03    $    0.37    $    0.24    $    0.74
                                                               =========    =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Common shares .......................................     135,532      135,824      135,610      135,820
       Dilutive potential common shares ....................          --        9,876       10,828        9,876
                                                               ---------    ---------    ---------    ---------
            Total weighted average shares outstanding ......     135,532      145,700      146,438      145,696
                                                               =========    =========    =========    =========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                             ---------------------------
                                                                                2000              1999
                                                                             ---------         ---------
OPERATING ACTIVITIES:
      Net income .......................................................     $  33,125         $ 105,045
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ..................................        73,492            71,363
        Gain on sale of assets .........................................       (14,082)             (144)
        (Gain) loss on sale of investment securities ...................            33               (23)
        Deferred tax provision .........................................        15,546            16,803
        Accretion of discounts on investment securities ................        (3,053)           (5,289)
        Amortization of debt issuance costs ............................           313               269
        Amortization of discount on zero coupon convertible
           debentures ..................................................           978                --
      Changes in operating assets and liabilities:
        Accounts receivable ............................................        24,135            73,266
        Rig inventory and supplies and other current assets ............        (5,380)          (14,135)
        Other assets, non-current ......................................        (2,614)              242
        Accounts payable and accrued liabilities .......................       (20,323)          (38,869)
        Taxes payable ..................................................       (11,133)           26,885
        Other liabilities, non-current .................................          (506)           (1,485)
        Other, net .....................................................           818            (1,524)
                                                                             ---------         ---------
            Net cash provided by operating activities ..................        91,349           232,404
                                                                             ---------         ---------

INVESTING ACTIVITIES:
      Capital expenditures .............................................      (175,664)         (154,485)
      Proceeds from sale of assets .....................................        32,292               174
      Net change in marketable securities ..............................       (70,791)          (49,748)
                                                                             ---------         ---------
            Net cash used in investing activities ......................      (214,163)         (204,059)
                                                                             ---------         ---------

FINANCING ACTIVITIES:
      Acquisition of treasury stock ....................................        (8,489)               --
      Payment of dividends .............................................       (33,920)          (33,955)
      Proceeds from stock options exercised ............................            65                35
      Issuance of zero coupon convertible debentures ...................       402,178                --
      Debt issuance costs-zero coupon convertible debentures ...........        (9,081)               --
                                                                             ---------         ---------
            Net cash provided by (used in) financing activities ........       350,753           (33,920)
                                                                             ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................................       227,939            (5,575)
      Cash and cash equivalents, beginning of period ...................       112,316           101,198
                                                                             ---------         ---------
      Cash and cash equivalents, end of period .........................     $ 340,255         $  95,623
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

         In January 2000, the Company sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash which was invested with a third party pursuant to a Deferred Exchange Agreement (the "Agreement"). The Agreement provided for investment of the $32.0 million in a money market fund at current interest rates and restricted the use of the cash to the purchase of replacement property for the Ocean Scotian for a period of up to 180 days subsequent to the sale of the rig. The Agreement expired in July 2000. No replacement property was purchased and the cash has been received by the Company. See "--Drilling and Other Property and Equipment."

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt totaled $7.5 million during both the six months ended June 30, 2000 and 1999. Cash payments made, net of refunds, for income taxes during the six months ended June 30, 2000 and 1999 totaled $4.6 million and $29.0 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $4.9 million and $8.8 million during the quarter and six months ended June 30, 2000, respectively. Interest cost capitalized during the quarter and six months ended June 30, 2000 was $3.3 million and $6.0 million, respectively. The Company incurred interest costs of $3.9 million and

$7.7 million during the quarter and six months ended June 30, 1999, respectively. Interest cost capitalized during the quarter and six months ended June 30, 1999 was $1.9 million and $2.4 million, respectively.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.1 million and $2.2 million for the quarter and six months ended June 30, 2000, respectively. For the quarter and six months ended June 30, 1999, amortization expense totaled $1.3 million and $2.8 million, respectively.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the terms of the related debt.

Treasury Stock

         Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the six months ended June 30, 2000, the Company purchased 308,800 shares of its common stock at an aggregate cost of $8.5 million, or at an average cost of $27.49 per share.

Comprehensive Income

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. For the quarter and six months ended June 30, 2000, comprehensive income totaled $6.2 million and $36.0 million, respectively. For the quarter and six months ended June 30, 1999, comprehensive income totaled $50.1 million and $100.7 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

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

2. EARNINGS PER SHARE

         A reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income follows:

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
          NET INCOME - BASIC (NUMERATOR):                      $     3,637    $    53,227
              Effect of dilutive potential shares:
                   Convertible notes .......................            --          1,293
                                                               -----------    -----------
          NET INCOME INCLUDING CONVERSIONS (NUMERATOR):        $     3,637    $    54,520
                                                               ===========    ===========

          SHARES - BASIC (DENOMINATOR):                            135,532        135,824
              Effect of dilutive potential shares:
                   Convertible notes .......................            --          9,876
                                                               -----------    -----------
          SHARES INCLUDING CONVERSIONS (DENOMINATOR):              135,532        145,700
                                                               ===========    ===========

          EARNINGS PER SHARE:
              Basic ........................................   $      0.03    $      0.39
                                                               ===========    ===========
              Diluted ......................................   $      0.03    $      0.37
                                                               ===========    ===========


                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                   2000          1999
                                                               -----------   -----------
                                                                 (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
          NET INCOME - BASIC (NUMERATOR):                      $    33,125   $   105,045
              Effect of dilutive potential shares:
                   Convertible notes .......................         1,652         3,459
                   Zero coupon debentures ..................           194            --
                                                               -----------   -----------
          NET INCOME INCLUDING CONVERSIONS (NUMERATOR):        $    34,971   $   108,504
                                                               ===========   ===========

          SHARES - BASIC (DENOMINATOR):                            135,610       135,820
              Effect of dilutive potential shares:
                   Convertible notes .......................         9,876         9,876
                   Zero coupon debentures ..................           952            --
                                                               -----------   -----------
          SHARES INCLUDING CONVERSIONS (DENOMINATOR):              146,438       145,696
                                                               ===========   ===========

          EARNINGS PER SHARE:
              Basic ........................................   $      0.24   $      0.77
                                                               ===========   ===========
              Diluted ......................................   $      0.24   $      0.74
                                                               ===========   ===========

         On June 6, 2000, the Company issued 20-year zero coupon convertible debentures (the "Debentures"). The Debentures were issued at a discount with a yield to maturity of 3.50% per year. The Debentures are convertible into approximately 6.9 million shares of the Company's common stock at any time prior to June 6, 2020 at a fixed conversion rate of 8.6075 shares per debenture. The number of shares outstanding for the six months ended June 30, 2000 was increased to include the weighted average number of shares issuable assuming full conversion of the notes on June 6, 2000.

         The computation of diluted EPS for the quarter ended June 30, 2000 does not assume conversion of the convertible notes or zero coupon debentures since there would be an antidilutive effect on earnings per share.

         At the 2000 Annual Meeting of Stockholders on May 16, 2000, the Diamond Offshore Drilling, Inc. 2000 Stock Option Plan was approved. On this date, 88,000 non-qualified stock options were granted at an exercise price of

$43.03 per share. The options were not included in the computation of diluted EPS for the periods presented because the options' exercise price was greater than the average market price of the common stock.

3. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                        JUNE 30, 2000
                                                               ----------------------------------
                                                                          UNREALIZED      MARKET
                                                                 COST     GAIN (LOSS)     VALUE
                                                               ---------   ---------    ---------
                                                                         (IN THOUSANDS)
          Debt securities issued by the U.S. Treasury
               Due within one year .........................   $  99,106   $    (580)   $  98,526
               Due after one year through five years .......      24,997        (364)      24,633
          Collateralized mortgage obligations ..............     454,739      (6,325)     448,414
          Equity securities ................................       1,446       1,416        2,862
                                                               ---------   ---------    ---------
               Total .......................................   $ 580,288   $  (5,853)   $ 574,435
                                                               =========   =========    =========

                                                                       DECEMBER 31, 1999
                                                               --------------------------------------
                                                                          UNREALIZED      MARKET
                                                                 COST     GAIN (LOSS)     VALUE
                                                               ---------   ---------    ---------
                                                                         (IN THOUSANDS)
          Debt securities issued by the U.S. Treasury
               Due within one year .........................   $ 259,090   $  (1,123)   $ 257,967
               Due after one year through five years .......     124,935      (2,180)     122,755
          Collateralized mortgage obligations ..............     153,004      (6,130)     146,874
          Equity securities ................................       1,446          --        1,446
                                                               ---------   ---------    ---------
               Total .......................................   $ 538,475   $  (9,433)   $ 529,042
                                                               =========   =========    =========

         All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities and other invested assets," representing the investment of cash available for current operations.

         During the six months ended June 30, 2000 and 1999, certain debt securities due within one year were sold or matured for proceeds of $558.4 million and $393.9 million, respectively. Certain debt securities due after one year were sold for proceeds of $197.3 million and $50.5 million during the six months ended June 30, 2000 and 1999, respectively. The resulting after-tax realized gain and loss for the six months ended June 30, 2000 and 1999 was not material.

4. DRILLING AND OTHER PROPERTY AND EQUIPMENT

         Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                 JUNE 30,     DECEMBER 31,
                                                               -----------    -----------
                                                                   2000           1999
                                                               -----------    -----------
                                                                    (IN THOUSANDS)
          Drilling rigs and equipment ......................   $ 2,100,575    $ 2,095,613
          Construction work in progress ....................       382,473        241,102
          Land and buildings ...............................        14,180         13,992
          Office equipment and other .......................        18,029         17,552
                                                               -----------    -----------
                    Cost ...................................     2,515,257      2,368,259
          Less accumulated depreciation ....................      (690,499)      (630,354)
                                                               -----------    -----------
                    Drilling and other  property and
                      equipment, net .......................   $ 1,824,758    $ 1,737,905
                                                               ===========    ===========

         In January 2000, the Company sold its jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in a gain of $13.9 million ($9.0 million after-tax). The rig had been cold stacked offshore Netherlands prior to the sale.

5. GOODWILL

         The merger with Arethusa in 1996 generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                                                           JUNE 30,     DECEMBER 31,
                                                                         -----------    -----------
                                                                             2000           1999
                                                                         -----------    -----------
                                                                               (IN THOUSANDS)
          Goodwill ...................................................   $    96,112    $    96,112
          Less accumulated amortization ..............................       (25,177)       (22,938)
                                                                         -----------    -----------
                    Total ............................................   $    70,935    $    73,174
                                                                         ===========    ===========

6. ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                           JUNE 30,    DECEMBER 31,
                                                                         -----------   -----------
                                                                             2000          1999
                                                                         -----------   -----------
                                                                               (IN THOUSANDS)
          Personal injury and other claims ...........................   $    18,333   $    18,219
          Payroll and benefits .......................................        17,911        16,281
          Interest payable ...........................................         5,667         5,667
          Other ......................................................         3,752         3,884
                                                                         -----------   -----------
                    Total ............................................   $    45,663   $    44,051
                                                                         ===========   ===========

7. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                           JUNE 30,    DECEMBER 31,
                                                                         -----------   -----------
                                                                             2000          1999
                                                                         -----------   -----------
                                                                              (IN THOUSANDS)
          Convertible subordinated notes-33/4% .......................   $   400,000   $   400,000
          Zero coupon convertible debentures .........................       403,156            --
                                                                         -----------   -----------
                    Total ............................................   $   803,156   $   400,000
                                                                         ===========   ===========

Zero Coupon Convertible Debentures

         On June 6, 2000, the Company issued zero coupon convertible debentures due June 6, 2020. The Debentures were issued at a price of $499.60 per $1,000 debenture, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Debenture, subject to adjustments in certain events. The Debentures are senior unsecured obligations of the Company.

         The Company has the right to redeem the Debentures, in whole or in part, after five years for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Debentures on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

8. COMMITMENTS AND CONTINGENCIES

         In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was not the result of performance failures by the Company or its equipment. The Company believes the contract required the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believes that there was no further obligation under the contract and has refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and declaratory judgment requiring the customer to pay such early termination fee. The Company continues to vigorously pursue its claim. For financial statement purposes, the $16.5 million early termination fee was not included in revenues in the Company's results of operations for the year ended December 31, 1999.

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

Similar Services

         Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                               --------------------    --------------------
                                                                 2000        1999        2000        1999
                                                               --------    --------    --------    --------
                                                                              (IN THOUSANDS)
          High Specification Floaters ......................   $ 48,004    $ 72,909    $104,866    $136,869
          Other Semisubmersibles ...........................     66,835     120,390     155,346     259,843
          Jack-ups .........................................     27,033      19,978      48,052      44,047
          Integrated Services ..............................      1,350       3,942       3,951       7,410
          Other ............................................        372          --         372          --
          Eliminations .....................................       (277)     (1,882)     (1,442)     (4,795)
                                                               --------    --------    --------    --------
                  Total revenues ...........................   $143,317    $215,337    $311,145    $443,374
                                                               ========    ========    ========    ========


Geographic Areas

         At June 30, 2000, the Company had drilling rigs located offshore seven countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                     JUNE 30,              JUNE 30,
                                                               -------------------   -------------------
                                                                 2000       1999       2000       1999
                                                               --------   --------   --------   --------
                                                                             (IN THOUSANDS)
          Revenues from unaffiliated customers:
            United States ..................................   $ 77,885   $ 96,947   $157,506   $208,155

            Foreign:
               Europe/Africa ...............................     16,484     56,629     39,296    121,084
               Australia/Southeast Asia ....................     11,441     28,086     29,873     56,353
               South America ...............................     37,507     33,675     84,470     57,782
                                                               --------   --------   --------   --------
                    Total revenues .........................   $143,317   $215,337   $311,145   $443,374
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

RESULTS OF OPERATIONS

     General

         Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. Revenues can also increase or decrease as a result of the acquisition or disposition of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. In response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig which was previously stacked, which may decrease or increase revenues, respectively.

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


THREE MONTHS ENDED JUNE 30, 2000 AND 1999

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

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                               ----------------------    INCREASE/
                                                                  2000         1999      (DECREASE)
                                                               ---------    ---------    ---------
                                                                         (IN THOUSANDS)
          REVENUES
            High Specification Floaters ....................   $  48,004    $  72,909    $ (24,905)
            Other Semisubmersibles .........................      66,835      120,390      (53,555)
            Jack-ups .......................................      27,033       19,978        7,055
            Integrated Services ............................       1,350        3,942       (2,592)
            Other ..........................................         372           --          372
            Eliminations ...................................        (277)      (1,882)       1,605
                                                               ---------    ---------    ---------
                    Total Revenues .........................   $ 143,317    $ 215,337    $ (72,020)
                                                               =========    =========    =========
          CONTRACT DRILLING EXPENSE
            High Specification Floaters ....................   $  24,844    $  21,383    $   3,461
            Other Semisubmersibles .........................      51,594       54,738       (3,144)
            Jack-ups .......................................      24,627       19,987        4,640
            Integrated Services ............................         881        3,513       (2,632)
            Other ..........................................       1,214        1,062          152
            Eliminations ...................................        (277)      (1,882)       1,605
                                                               ---------    ---------    ---------
                    Total Contract Drilling Expense ........   $ 102,883    $  98,801    $   4,082
                                                               =========    =========    =========
          OPERATING INCOME
            High Specification Floaters ....................   $  23,160    $  51,526    $ (28,366)
            Other Semisubmersibles .........................      15,241       65,652      (50,411)
            Jack-ups .......................................       2,406           (9)       2,415
            Integrated Services ............................         469          429           40
            Other ..........................................        (842)      (1,062)         220
            Depreciation and Amortization Expense ..........     (36,617)     (35,706)        (911)
            General and Administrative Expense .............      (5,915)      (5,921)           6
                                                               ---------    ---------    ---------
                    Total Operating Income .................   $  (2,098)   $  74,909    $ (77,007)
                                                               =========    =========    =========

     High Specification Floaters.

         Revenues. Revenues from high specification floaters during the three months ended June 30, 2000 decreased by $24.9 million from the same period in 1999. Approximately $18.4 million of the revenue decline resulted from lower operating dayrates as compared to 1999. The average operating dayrate for high specification floaters during the second quarter of 2000 was $102,000 per day as compared to $127,500 per day during the second quarter of 1999. In addition, revenues were reduced $6.5 million due to a decline in utilization. Utilization for the Company's high specification floaters during the second quarter of 2000 was 74% as compared to 88% during the second quarter of 1999. This decline in utilization resulted primarily because the Ocean America was mobilized from Trinidad to the Gulf of Mexico during the second quarter of 2000 and the Ocean Quest was stacked the entire quarter. Partially offsetting this utilization decline was the operation of the Ocean Clipper under its three-year contract offshore Brazil for a portion of the current quarter. During most of the second quarter of 1999, the Ocean Clipper was in the shipyard for modifications, upgrades and the replacement of the blow-out preventer control system.

         Contract Drilling Expense. Contract drilling expense for high specification floaters during the three months ended June 30, 2000 increased $3.5 million from the same period in 1999. This increase resulted primarily from an increase in contract drilling expense for the Ocean Clipper, which was operating under its three-year contract offshore Brazil, as compared to the second quarter of 1999 when the rig was in the shipyard for upgrades and repairs.

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the three months ended June 30, 2000 decreased $53.6 million from the same quarter in 1999. Approximately $31.8 million of the decrease resulted from a decline in utilization as compared to the second quarter of 1999. Utilization of the Company's other semisubmersibles during the second quarter of 2000 was 53% as compared to 66% during the second quarter of 1999. The Ocean Epoch began the upgrade of its water depth capabilities and variable deckload during the second quarter of 2000. The Ocean Baroness, which was cold stacked during the second quarter of 2000, worked most of the second quarter of 1999. In addition, revenues were reduced by approximately $20.8 million due to a decrease in operating dayrates as compared to the same period in 1999. The average operating dayrate for other semisubmersibles was $61,200 per day during the second quarter of 2000 as compared to $86,900 per day during the second quarter of 1999.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the three months ended June 30, 2000 decreased $3.1 million from the same quarter in 1999. This decrease resulted primarily from reductions in operating costs from rigs that were idle for all or part of the quarter ended June 30, 2000.

     Jack-Ups.

         Revenues. Revenues from jack-ups during the three months ended June 30, 2000 increased $7.1 million from the same quarter in 1999. Approximately $14.4 million of the increase in revenues resulted from improvements in utilization as compared to the second quarter of 1999. Utilization for the Company's jack-ups during the second quarter of 2000 was 93% as compared to 48% during the second quarter of 1999. This increase was partially offset by a decrease in revenues of $7.3 million from the Ocean Scotian which was sold in January 2000 but worked throughout the second quarter of 1999.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the three months ended June 30, 2000 increased $4.6 million over the same quarter in 1999. This increase was due to an increase in costs of $7.3 million associated with improved utilization of jack-ups which were idle for all or part of the second quarter of 1999. This increase was partially offset by a decrease of $2.7 million due to the January 2000 sale of the Ocean Scotian.

     Integrated Services.

         Revenues and contract drilling expense for integrated services decreased as a result of the difference in type and magnitude of projects in the second quarter of 2000 as compared to the second quarter of 1999.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the three months ended June 30, 2000 of $36.6 million increased $0.9 million from $35.7 million for the three months ended June 30, 1999. This increase resulted primarily from an increase in depreciation for the Ocean Clipper, Ocean General, Ocean Concord and Ocean King, which completed various upgrades in the second half of 1999. This increase was partially offset by a decrease in depreciation in the second quarter of 2000 due to the January 2000 sale of the Ocean Scotian and a decrease in goodwill amortization.

     Interest Income.

         Interest income of $9.9 million for the three months ended June 30, 2000 increased $1.3 million from $8.6 million for the same period in 1999. This increase resulted primarily from the investment of additional excess cash generated by the Company's zero coupon convertible debentures (the "Debentures") issued June 6, 2000. See " --Liquidity."

     Interest Expense.

         Interest expense of $1.6 million for the three months ended June 30, 2000 decreased $0.4 million from $2.0 million for the same period in 1999. This decrease resulted primarily from an increase in capitalized interest for the conversion of the Ocean Confidence offset by an increase in interest expense incurred during the second quarter of 2000. Interest cost capitalized during the quarter ended June 30, 2000 was $3.3 million as compared to $1.9 million capitalized during the quarter ended June 30, 1999. Interest expense incurred of $4.9 million during the second quarter of 2000 increased from $3.9 million for the same period in 1999. The higher interest expense resulted primarily from the amortization of the discount on the Debentures issued June 6, 2000 accrued at a rate of 3.50% per year compounded semi-annually to the date of redemption. See "--Liquidity" and "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $2.0 million for the three months ended June 30, 2000 decreased $26.6 million from $28.6 million for the three months ended June 30, 1999. This decrease resulted primarily from the $76.2 million decrease in income before income tax expense as compared to the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               ----------------------    INCREASE/
                                                                 2000         1999       (DECREASE)
                                                               ---------    ---------    ---------
                                                                         (IN THOUSANDS)
          REVENUES
            High Specification Floaters ....................   $ 104,866    $ 136,869    $ (32,003)
            Other Semisubmersibles .........................     155,346      259,843     (104,497)
            Jack-ups .......................................      48,052       44,047        4,005
            Integrated Services ............................       3,951        7,410       (3,459)
            Other ..........................................         372           --          372
            Eliminations ...................................      (1,442)      (4,795)       3,353
                                                               ---------    ---------    ---------
                    Total Revenues .........................   $ 311,145    $ 443,374    $(132,229)
                                                               =========    =========    =========
          CONTRACT DRILLING EXPENSE
            High Specification Floaters ....................   $  48,151    $  45,773    $   2,378
            Other Semisubmersibles .........................     106,459      116,989      (10,530)
            Jack-ups .......................................      44,472       42,695        1,777
            Integrated Services ............................       3,952        6,950       (2,998)
            Other ..........................................       2,114        1,907          207
            Eliminations ...................................      (1,442)      (4,795)       3,353
                                                               ---------    ---------    ---------
                    Total Contract Drilling Expense ........   $ 203,706    $ 209,519    $  (5,813)
                                                               =========    =========    =========
          OPERATING INCOME
            High Specification Floaters ....................   $  56,715    $  91,096    $ (34,381)
            Other Semisubmersibles .........................      48,887      142,854      (93,967)
            Jack-ups .......................................       3,580        1,352        2,228
            Integrated Services ............................          (1)         460         (461)
            Other ..........................................      (1,742)      (1,907)         165
            Depreciation and Amortization Expense ..........     (73,492)     (71,363)      (2,129)
            General and Administrative Expense .............     (11,935)     (11,922)         (13)
                                                               ---------    ---------    ---------
                    Total Operating Income .................   $  22,012    $ 150,570    $(128,558)
                                                               =========    =========    =========


High Specification Floaters.

         Revenues. Revenues from high specification floaters during the six months ended June 30, 2000 decreased $32.0 million from the same period in 1999. Approximately $42.7 million of the revenue decline resulted from lower operating dayrates as compared to 1999. The average operating dayrate for high specification floaters during the six months ended June 30, 2000 was $96,400 per day as compared to $130,500 per day during the six months ended June 30, 1999. This decrease was partially offset by an increase in revenues of approximately $10.7 million due to an improvement in utilization. The Company's drillship, the Ocean Clipper, operated most of the first half of 2000 under its three-year contract offshore Brazil. During the first half of 1999, the rig was in the shipyard for upgrades and repairs. Utilization for the Company's high specification floaters during the first six months of 2000 was 85% as compared to 84% during the first six months of 1999.

         Contract Drilling Expense. Contract drilling expense for high specification floaters during the six months ended June 30, 2000 increased $2.4 million from the same period in 1999. This increase in 2000 resulted primarily from costs of approximately $6.2 million incurred for the Ocean Clipper which began operating under its three-year contract offshore Brazil. During the first half of 1999, the Ocean Clipper was in the shipyard for modifications, upgrades and the replacement of the blow-out preventer control system. This increase was partially offset by a decrease in contract drilling expense of approximately $2.0 million for the 1999 mobilization of the Ocean Alliance from the North Sea to Angola and $1.8 million in costs associated with the 1999 mandatory inspection and repairs of the Ocean America.

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the six months ended June 30, 2000 decreased $104.5 million from the same period in 1999. Approximately $52.3 million of the decrease resulted from a decline in operating dayrates as compared to the same period in 1999. The average operating dayrate for the Company's other semisubmersibles was $64,200 per day during the six months ended June 30, 2000 as compared to $90,300 per day during the six months ended June 30, 1999. In addition, revenues were reduced by $45.9 million and $5.3 million due to decreased utilization and rigs removed from service, respectively. Utilization for the Company's other semisubmersibles during the six months ended June 30, 2000 was 58% as compared to 69% during the six months ended June 30, 1999. The Ocean Epoch began the upgrade of its water depth capabilities and variable deckload during the second quarter of 2000. The Ocean Baroness, which was cold stacked during the first half of 2000, worked most of the first half of 1999.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the six months ended June 30, 2000 decreased $10.5 million from the same period in 1999. This decrease resulted partially from a reduction in costs of $6.6 million from the same period in 1999 associated with the inspection and repair of the Ocean Winner and its mobilization from the Gulf of Mexico to Brazil in the first half of 1999. Contract drilling expense was also reduced by $4.2 million in 2000 due to costs associated with mandatory inspections and repairs of the Ocean New Era in 1999. In addition, 2000 costs were reduced by $3.7 million and $2.2 million for the Ocean Baroness and the Ocean Epoch, which were stacked in late 1999. Partially offsetting these decreases were increases in costs in 2000 of approximately $3.0 million associated with the mandatory inspection and repairs of the Ocean Lexington and $3.2 million of operating costs from the Ocean General, which was stacked throughout 1999.

     Jack-Ups.

         Revenues. Revenues from jack-ups during the six months ended June 30, 2000 increased $4.0 million from the same period in 1999. Approximately $19.1 million of the increase in revenues resulted from improvements in utilization as compared to the first half of 1999. Utilization for the Company's jack-ups during the first half of 2000 was 87% as compared to 55% during the first half of 1999. This increase was partially offset by a decrease in revenues of $15.1 million from the Ocean Scotian, which was sold in January 2000 but worked throughout the first half of 1999.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the six months ended June 30, 2000 increased $1.8 million over the same period in 1999. This increase was due to an increase in costs of $7.1 million associated with improved utilization of jack-ups which were idle for all or part of the first half of 1999. This increase was partially offset by a decrease of $5.3 million due to the January 2000 sale of the Ocean Scotian.

      Integrated Services.

         Revenues and contract drilling expense for integrated services decreased as a result of the difference in number, type and magnitude of projects in the first half of 2000 as compared to the first half of 1999.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the six months ended June 30, 2000 of $73.5 million increased $2.1 million from $71.4 million for the six months ended June 30, 1999. This increase resulted primarily from an increase in depreciation for the Ocean Clipper, Ocean General, Ocean Concord and Ocean King, which completed various upgrades in the second half of 1999. This increase was partially offset by a decrease in depreciation in the first half of 2000 due to the January 2000 sale of the Ocean Scotian and a decrease in goodwill amortization.

     Gain on Sale of Assets.

         Gain on sale of assets for the six months ended June 30, 2000 of $14.1 million increased $14.0 million from $0.1 million for the six months ended June 30, 1999. This increase resulted primarily from the January 2000 sale of the Company's jack-up drilling rig, Ocean Scotian, for $32.0 million in cash resulting in a gain of $13.9 million ($9.0 million after-tax). The rig had been cold stacked offshore Netherlands prior to the sale.

     Interest Income.

         Interest income of $18.5 million for the six months ended June 30, 2000 increased $1.6 million from $16.9 million for the same period in 1999. This increase resulted primarily from the investment of additional excess cash generated by the Debentures issued June 6, 2000. See " --Liquidity."

     Interest Expense.

         Interest expense of $2.8 million for the six months ended June 30, 2000 decreased $2.5 million from $5.3 million for the same period in 1999. This decrease resulted primarily from an increase in capitalized interest for the conversion of the Ocean Confidence offset by an increase in interest expense incurred during the first half of 2000. Interest cost capitalized during the six months ended June 30, 2000 was $6.0 million as compared to $2.4 million capitalized during the six months ended June 30, 1999. Interest expense of $8.8 million incurred during the first half of 2000 increased from $7.7 million for the same period of 1999. The higher interest expense resulted primarily from the amortization of the discount on the Debentures issued June 6, 2000 accrued at a rate of 3.50% per year compounded semi-annually to the date of redemption. See "--Liquidity" and "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $18.0 million for the six months ended June 30, 2000 decreased $38.5 million from $56.5 million for the six months ended June 30, 1999. This decrease resulted primarily from the $110.5 million decrease in income before income tax expense as compared to the six months ended June 30, 1999.

OUTLOOK

         The offshore drilling industry has shown signs of improvement in drilling markets around the world as strong oil and gas prices have provided an environment of improved drilling economics for our customers leading to greater demand for drilling services offshore. The announcement by a major oil producer of its plans to increase exploration and production spending over the next three years further indicates support for a long-anticipated recovery in the offshore drilling industry. Although the Company cannot predict the extent to which current industry conditions may or may not continue, it believes there is reason to be optimistic that oil and gas companies will increase their spending on exploration and development in the future, potentially resulting in increased utilization levels and dayrates for offshore drilling rigs.

         The Company continues to see improvement in the domestic jack-up market along with some stability in its high specification floater business as the industry concentrates on shallow water natural gas and deep water prospects offshore. In response to high gas prices, the Company expects its jack-up fleet to see improved results throughout the rest of the year as dayrates and utilization continue to improve, although there can be no assurance that this trend will continue. While some high specification floating units have seen idle time around the world, the Company has maintained high utilization for its rigs in this class. With a strategy of trying to maintain utilization through short-term commitments, the Company expects it will be in a position to respond as the high specification floater market improves. The market for intermediate floaters remains fairly weak worldwide as a result of the industry's concentration on shallow water natural gas and deep water prospects. However, the Company expects that the shallow water semisubmersible market will show some signs of improvement with the expected continuation of prevailing product prices.

         The Company believes that, with its fleet size and composition, it is well positioned to take advantange of opportunities when market conditions improve.

LIQUIDITY

         At June 30, 2000, cash and marketable securities totaled $946.7 million, up from $641.4 million at December 31, 1999. Cash provided by operating activities for the six months ended June 30, 2000 decreased by $141.1 million to $91.3 million, as compared to $232.4 million for the same period in 1999. This decrease in cash was primarily attributable to a $71.9 million reduction in net income and various other changes in operating assets and liabilities.

         Investing activities used $214.2 million of cash during the six months ended June 30, 2000, as compared to $204.1 million during the same period in 1999. This increase resulted primarily from a $21.2 million decrease in cash resulting from an increase in capital expenditures primarily attributable to the Ocean Confidence, a $21.0 million increase in cash used for investments in marketable securities, and a $32.1 million increase in cash provided by proceeds from the sale of assets, primarily the sale of the Ocean Scotian in January 2000.

         Cash provided by financing activities for the six months ended June 30, 2000 increased $384.7 million to $350.8 million, as compared to $33.9 million for the same period in 1999. Sources of financing during 2000 consisted primarily of the Company's issuance of the Debentures, which resulted in net proceeds of approximately $393.0 million. The Company intends to use the net proceeds generated by the issuance of the Debentures for general corporate purposes. The Debentures were issued in June 2000 at a discount from their value at maturity and are due June 6, 2020. The Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Debenture, subject to adjustments in certain events. The Company will not pay interest on the Debentures prior to maturity unless it elects to convert the Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Company has the right to redeem the Debentures, in whole or in part, after five years for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Debentures on the fifth, tenth, and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

         Other sources of liquidity include the Company's $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of June 30, 2000, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

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

         The Company expects to spend $199.2 million for rig upgrade capital expenditures during 2000, which are primarily costs associated with the conversion of the Ocean Confidence. Also included in this amount is approximately $18.2 million for variable deckload and water depth capability upgrades on the Ocean Epoch and $20.0 million for the deepwater upgrade of the Ocean Baroness. During the six months ended June 30, 2000, the Company expended $143.2 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters.

         The conversion of the Ocean Confidence includes the following enhancements: capability for operation in 7,500 foot water depths; approximately 6,000 tons variable deckload; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The Company estimates its net cost of conversion for this rig to be approximately $400.0 million. Upon completion of the conversion and customer acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico. A modification to the drilling contract was made providing for an extension of the delivery date and commencement of the five-year drilling program from July 1 to December 1, 2000. This extension will allow the Company additional time to complete and test the rig for performance in waters up to 7,500 feet. The Company will incur a penalty based upon the delivery date of the rig and will be liable for certain types of downtime which could occur during the first two wells under the drilling contract. These penalties would incrementally reduce revenue from the customer during the five-year contract term. Based upon the expected delivery date of September 30, 2000, future revenue is expected to be approximately $316.4 million. Should the delivery occur on December 1, 2000, the expected revenue would be reduced to approximately $313.9 million.

         The Company has reached an agreement with a Singapore shipyard which provides for the significant upgrade of its semisubmersible, the Ocean Baroness, to fifth-generation capabilities. The deepwater upgrade will be an enhanced version of the Company's successful Victory-class upgrades. Initial outfitting will include stability enhancements and self-contained chain/wire mooring for operation in water depths to 6,000 feet with approximately 6,200 tons operating variable deck load, 15,000 psi blowout preventers and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25' by 90' moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 6,000 feet should be achievable utilizing preset taut-leg mooring systems. The preliminary estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180.0 million and is anticipated to take approximately 18 months, including mobilization to the shipyard. The Company expects to finance the upgrade through the use of cash on hand or internally generated funds.

         During the six months ended June 30, 2000, the Company expended $32.5 million in association with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included purchases of king-post cranes, anchor chain, riser, and other drilling equipment. The Company has budgeted $70.8 million for 2000 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

         From time to time, the Company may decide to add new capacity through rig conversions, upgrades to existing drilling units, or through new construction. The Company reviews certain criteria before committing to the challenging task of upgrading an existing rig or constructing a new one. These considerations include, but are not limited to, low cost opportunities, cost to upgrade existing equipment versus the cost of new construction, anticipated return on the upgrade or newbuild, construction time, opportunity for new technology, and offshore drilling market development.

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

INTEGRATED SERVICES

         The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth, with the profitability of the contract dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the six months ended June 30, 2000, DOTS provided turnkey and integrated services at the break-even level.

OTHER

         On July 5, 2000, the Company's jack-up drilling unit, the Ocean Crusader, while conducting routine operations offshore Louisiana, experienced a fire caused by gas from a well adjacent to the rig. Emergency procedures were initiated and the fire was extinguished. All personnel onboard the rig were evacuated. No injuries occurred and there was no environmental effect. Damage and related repairs were minimal. The rig did not experience any downtime and there was no material impact on results of operations.

         Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. During July 2000, The Company purchased 101,500 shares of its common stock at an aggregate cost of $3.6 million, or at an average cost of $35.03 per share. From January 1, 2000 through July 31, 2000, the Company has purchased 410,300 shares of its common stock at an aggregate cost of $12.0 million, or at an average cost of $29.36 per share.

ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this Statement.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin through its subsequent revised releases SAB No. 101A and No. 101B is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have a significant impact on the results of operations or equity of the company.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), and future uses of and requirements for financial resources, including, but not limited to, expenditures related to the conversion of the Ocean Confidence (see "-- Liquidity" and "-- Capital Resources"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information included in this Item is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements" in Item 2 of Part I of this report.

         The Company's financial instruments include the Company's convertible subordinated notes, zero coupon convertible debentures and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75 percent and an effective interest rate of 3.93 percent. At June 30, 2000, the fair value of these notes, based on quoted market prices, was approximately $413.0 million, as compared to a carrying amount of $400.0 million. At June 30, 2000, the fair value of the Company's zero coupon convertible debentures, based on quoted market prices, was approximately $378.2, as compared to a carrying amount of $403.2 million. At June 30, 2000, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $123.2 million, which includes an unrealized holding loss of $0.9 million. These securities bear interest at rates ranging from 4.00 percent to 6.00 percent. These securities are U.S. government-backed and generally short-term and readily marketable. The fair value of the Company's investment in CMO's at June 30, 2000 was approximately $448.4 million, which includes an unrealized holding loss of $6.3 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

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

         At June 30, 2000, the fair value of the Company's investment in equity securities was approximately $2.9 million, which includes an unrealized holding gain of $1.4 million.

         Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company and its subsidiaries are named defendants in various lawsuits and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders (the "Annual Meeting") of Diamond Offshore Drilling, Inc. was held on May 16, 2000 in New York, New York. At the Annual Meeting, the holders of 128,247,455 shares out of 135,824,281 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

         a. To elect seven directors, each to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.

                                                            NUMBER OF SHARES
                                                 ---------------------------------------
                                                                               BROKER
                                                     FOR         WITHHELD     NON-VOTE
                                                 -----------   -----------   -----------
                    James S. Tisch ...........   127,292,609       954,846             0
                    Lawrence R. Dickerson ....   127,269,090       978,365             0
                    Alan R. Batkin ...........   127,554,855       692,600             0
                    Herbert C. Hofmann .......   127,293,975       953,480             0
                    Arthur L. Rebell .........   127,276,084       971,371             0
                    Michael H. Steinhardt ....   120,368,772     7,878,683             0
                    Raymond S. Troubh ........   127,535,295       712,160             0

         b.       To approve the Diamond Offshore Drilling, Inc. 2000 Stock
                  Option Plan.

                    For                         117,117,305
                    Against                      10,838,929
                    Abstain                         291,221
                    Broker Non-Vote                       0

         c. To ratify the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company and its subsidiaries for fiscal year 2000.

                    For                         128,102,909
                    Against                          76,409
                    Abstain                          68,137
                    Broker Non-Vote                       0

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company filed the following report on Form 8-K during the second quarter of 2000:

         Date of Report            Description of Event
         --------------            --------------------
         June 1, 2000      Plan to offer and pricing of the Company's zero
                           coupon convertible debentures with estimated net
                           proceeds of approximately $392 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DIAMOND OFFSHORE DRILLING, INC.
                                  (Registrant)




Date  8-Aug-2000                  By: \s\ Gary T. Krenek
      ----------                      -----------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer



Date  8-Aug-2000                      \s\ Beth G. Gordon
      ----------                      -----------------------------------------
                                      Beth G. Gordon
                                      Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
     3.1       Amended and Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 1998).

     3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

     27.1*     Financial Data Schedule.

---------------
* Filed herewith.