Form 10-Q/A
period 2000-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2000-08-14
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
                               (Amendment No. 1)


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

                       TABLE OF CONTENTS FOR FORM 10-Q/A

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




                                  DIAMOND OFFSHORE DRILLING, INC.
                                  (Registrant)




Date  14-Aug-2000                 By: \s\ Gary T. Krenek
      -----------                     -----------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer



Date  14-Aug-2000                     \s\ Beth G. Gordon
      -----------                     -----------------------------------------
                                      Beth G. Gordon
                                      Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
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

     4.1 Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed
               February 11, 1997).

     4.2* Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as Trustee.

     10.1*     Purchase Agreement, dated May 31, 2000, between the Company and
               Credit Suisse First Boston Corporation.

     10.2*     Registration Rights Agreement, dated June 6, 2000, between the
               Company and Credit Suisse First Boston Corporation.

     27.1      Financial Data Schedule (incorporated by reference to Exhibit
               27.1 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2000, filed August 8, 2000).


---------------
* Filed herewith.