Form 10-Q
period 2000-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2000-11-03
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                               ------------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ________________

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

         As of October 31, 2000     Common stock, $0.01 par value per share        134,019,777 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000


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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS......................................................13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................24

PART II. OTHER INFORMATION.......................................................................25

         ITEM 1.  LEGAL PROCEEDINGS..............................................................25

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................25

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................25

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................25

         ITEM 5.  OTHER INFORMATION..............................................................25

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................25

SIGNATURES.......................................................................................26

EXHIBIT INDEX....................................................................................27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                -------------     ------------
                                                                                    2000              1999
                                                                                ------------      ------------
                                                                                (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................     $    125,948      $    112,316
  Marketable securities ...................................................          755,706           529,042
  Accounts receivable .....................................................          144,451           143,569
  Rig inventory and supplies ..............................................           40,629            38,760
  Prepaid expenses and other ..............................................           42,045            36,605
                                                                                ------------      ------------
                              Total current assets ........................        1,108,779           860,292
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ................................................        1,870,650         1,737,905
GOODWILL, NET OF ACCUMULATED AMORTIZATION .................................           69,816            73,174
OTHER ASSETS ..............................................................           22,671             9,658
                                                                                ------------      ------------
                              Total assets ................................     $  3,071,916      $  2,681,029
                                                                                ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ........................................................     $     49,944      $     72,630
  Accrued liabilities .....................................................           45,099            44,051
  Taxes payable ...........................................................            2,691            18,720
                                                                                ------------      ------------
                              Total current liabilities ...................           97,734           135,401
LONG-TERM DEBT ............................................................          806,655           400,000
DEFERRED TAX LIABILITY ....................................................          317,823           291,213
OTHER LIABILITIES .........................................................           13,021            12,193
                                                                                ------------      ------------
                              Total liabilities ...........................        1,235,233           838,807
                                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized, none
   issued and outstanding) ................................................               --                --
  Common stock (par value $0.01, 500,000,000 shares authorized,
   139,373,677 issued, 135,445,277 outstanding at September 30,
   2000 and 139,342,381 issued, 135,824,281 outstanding December
   31, 1999) ..............................................................            1,394             1,393
  Additional paid-in capital ..............................................        1,306,858         1,302,841
  Retained earnings .......................................................          628,695           635,943
  Accumulated other comprehensive income (losses) .........................              506            (9,229)
  Treasury stock, at cost (3,928,400 shares at September 30, 2000
   and 3,518,100 shares at December 31, 1999) .............................         (100,770)          (88,726)
                                                                                ------------      ------------
                              Total stockholders' equity ..................        1,836,683         1,842,222
                                                                                ------------      ------------
                              Total liabilities and stockholders' equity ..     $  3,071,916      $  2,681,029
                                                                                ============      ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                             --------------------------      --------------------------
                                                                2000            1999            2000            1999
                                                             ----------      ----------      ----------      ----------

REVENUES ...............................................     $  157,348      $  206,740      $  468,493      $  650,114

OPERATING EXPENSES:
       Contract drilling ...............................        111,294         115,123         315,000         324,642
       Depreciation and amortization ...................         37,008          36,085         110,500         107,448
       General and administrative ......................          5,918           5,364          17,853          17,286
                                                             ----------      ----------      ----------      ----------
            Total operating expenses ...................        154,220         156,572         443,353         449,376
                                                             ----------      ----------      ----------      ----------

OPERATING INCOME .......................................          3,128          50,168          25,140         200,738

OTHER INCOME (EXPENSE):
       Gain on sale of assets ..........................            149              38          14,231             182
       Interest income .................................         16,703           9,065          35,237          26,014
       Interest expense ................................         (3,861)         (2,152)         (6,702)         (7,474)
       Other, net ......................................            (51)          1,094            (737)            328
                                                             ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAX EXPENSE .......................         16,068          58,213          67,169         219,788

INCOME TAX EXPENSE .....................................         (5,591)        (20,367)        (23,567)        (76,897)
                                                             ----------      ----------      ----------      ----------

NET INCOME .............................................     $   10,477      $   37,846      $   43,602      $  142,891
                                                             ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
       Basic ...........................................     $     0.08      $     0.28      $     0.32      $     1.05
                                                             ==========      ==========      ==========      ==========
       Diluted .........................................     $     0.08      $     0.27      $     0.32      $     1.01
                                                             ==========      ==========      ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Common shares ...................................        135,469         135,824         135,563         135,821
       Dilutive potential common shares ................             --           9,876           9,876           9,876
                                                             ----------      ----------      ----------      ----------
            Total weighted average shares outstanding ..        135,469         145,700         145,439         145,697
                                                             ==========      ==========      ==========      ==========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                 2000            1999
                                                                              ----------      ----------

OPERATING ACTIVITIES:
      Net income ........................................................     $   43,602      $  142,891
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ...................................        110,500         107,448
        Gain on sale of assets ..........................................        (14,231)           (182)
        (Gain) loss on sale of investment securities ....................             51             (23)
        Deferred tax provision ..........................................         21,042          22,858
        Accretion of discounts on investment securities .................         (4,709)         (7,163)
        Amortization of debt issuance costs .............................            577             404
        Amortization of discount on zero coupon convertible debentures ..          4,497              --
      Changes in operating assets and liabilities:
        Accounts receivable .............................................           (882)         80,812
        Rig inventory and supplies and other current assets .............         (7,959)        (15,356)
        Other assets, non-current .......................................         (4,334)            297
        Accounts payable and accrued liabilities ........................        (21,644)        (38,168)
        Taxes payable ...................................................        (15,707)         34,245
        Other liabilities, non-current ..................................            828          (1,414)
        Other, net ......................................................          1,103            (509)
                                                                              ----------      ----------
            Net cash provided by operating activities ...................        112,734         326,140
                                                                              ----------      ----------

INVESTING ACTIVITIES:
      Capital expenditures ..............................................       (257,713)       (232,180)
      Proceeds from sale of assets ......................................         32,709             578
      Net change in marketable securities ...............................       (208,130)        (46,857)
                                                                              ----------      ----------
            Net cash used in investing activities .......................       (433,134)       (278,459)
                                                                              ----------      ----------

FINANCING ACTIVITIES:
      Acquisition of treasury stock .....................................        (12,044)             --
      Proceeds from sale of put options .................................          3,875              --
      Payment of dividends ..............................................        (50,850)        (50,933)
      Proceeds from stock options exercised .............................            129              35
      Issuance of zero coupon convertible debentures ....................        402,178              --
      Debt issuance costs-zero coupon convertible debentures ............         (9,256)             --
                                                                              ----------      ----------
            Net cash provided by (used in) financing activities .........        334,032         (50,898)
                                                                              ----------      ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS .................................         13,632          (3,217)
      Cash and cash equivalents, beginning of period ....................        112,316         101,198
                                                                              ----------      ----------
      Cash and cash equivalents, end of period ..........................     $  125,948      $   97,981
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

Marketable Securities

         The Company's investments are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive income and losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt totaled $15.0 million during both the nine months ended September 30, 2000 and 1999. Cash payments made, net of refunds, for income taxes during the nine months ended September 30, 2000 and 1999 totaled $23.4 million and $35.5 million, respectively.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $7.5 million and $16.3 million during the quarter and nine months ended September 30, 2000, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 2000 was $3.7 million and $9.6 million, respectively. The Company incurred interest costs of $3.9 million and $11.6 million during the quarter and nine months ended September 30, 1999, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 1999 was $1.7 million and $4.1 million, respectively.

Goodwill

         Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization expense totaled $1.1 million and $3.3 million for the quarter and nine months ended September 30, 2000, respectively. For the quarter and nine months ended September 30, 1999, amortization expense totaled $1.3 million and $4.1 million, respectively.

Debt Issuance Costs

         Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the terms of the related debt.

Treasury Stock

         Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the nine months ended September 30, 2000, the Company purchased 410,300 shares of its common stock at an aggregate cost of $12.0 million, or at an average cost of $29.35 per share. There were no purchases by the Company of its common stock in 1999.

Common Equity Put Options

         In August 2000, in connection with its ongoing stock repurchase program, the Company sold put options covering 750,000 common shares. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $37.85 at anytime prior to expiration through February 2001. The Company has the option to settle in cash or shares of common stock. Premiums received for these options of $3.9 million are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets. At September 30, 2000, all of the put options covering 750,000 common shares were outstanding.

Comprehensive Income

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. For the quarter and nine months ended September 30, 2000, comprehensive income totaled $17.4 million and $53.3 million, respectively. For the quarter and nine months ended September 30, 1999, comprehensive income totaled $37.1 million and $137.8 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

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

2. EARNINGS PER SHARE

         A reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income follows:

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -----------------------------     -----------------------------
                                                           2000             1999             2000             1999
                                                       ------------     ------------     ------------     ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME - BASIC (NUMERATOR): ..................     $     10,477     $     37,846     $     43,602     $    142,891
    Effect of dilutive potential shares:
         Convertible notes .......................               --            1,399            3,111            4,858
                                                       ------------     ------------     ------------     ------------
NET INCOME INCLUDING CONVERSIONS (NUMERATOR): ....     $     10,477     $     39,245     $     46,713     $    147,749
                                                       ============     ============     ============     ============

WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR): ...          135,469          135,824          135,563          135,821
    Effect of dilutive potential shares:
         Convertible notes .......................               --            9,876            9,876            9,876
                                                       ------------     ------------     ------------     ------------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS
(DENOMINATOR): ...................................          135,469          145,700          145,439          145,697
                                                       ============     ============     ============     ============

EARNINGS PER SHARE:
    Basic ........................................     $       0.08     $       0.28     $       0.32     $       1.05
                                                       ============     ============     ============     ============
    Diluted ......................................     $       0.08     $       0.27     $       0.32     $       1.01
                                                       ============     ============     ============     ============

         On June 6, 2000, the Company issued 20-year zero coupon convertible debentures (the "Debentures"). The Debentures were issued at a discount with a yield to maturity of 3.50% per year. The Debentures are convertible into approximately 6.9 million shares of the Company's common stock at any time prior to June 6, 2020 at a fixed conversion rate of 8.6075 shares per debenture.

         The computation of diluted EPS does not assume conversion of the convertible notes or zero coupon debentures for the quarter ended September 30, 2000 or conversion of the zero coupon debentures for the year since there would be an antidilutive effect on earnings per share.

         At the 2000 Annual Meeting of Stockholders on May 16, 2000, the Diamond Offshore Drilling, Inc. 2000 Stock Option Plan was approved. On this date, 88,000 non-qualified stock options were granted at an exercise price of $43.03 per share. The options were not included in the computation of diluted EPS for the periods presented because the options' exercise price was greater than the average market price of the common stock. Outstanding non-qualified stock options granted in July 2000 to purchase 2,500 shares of common stock at an exercise price of $35.72 per share were included in the computation of diluted EPS for the periods presented since the average market price of the common stock was greater than the options' exercise price. However, the incremental shares calculated were immaterial for presentation purposes.

         In August 2000, the Company sold put options covering 750,000 common shares at an exercise price of $37.85 per share. The options were outstanding through September 30, 2000 but were not included in the computation of diluted EPS for the periods presented because the options' exercise price was less than the average market price of the common stock.

3. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                          SEPTEMBER 30, 2000
                                                                -----------------------------------------
                                                                              UNREALIZED         MARKET
                                                                   COST       GAIN (LOSS)         VALUE
                                                                ----------    -----------      ----------
                                                                             (IN THOUSANDS)
         Debt securities issued by the U.S. Treasury
              Due within one year .........................     $  173,690     $     (360)     $  173,330
              Due after one year through five years .......         24,998           (115)         24,883
         Collateralized mortgage obligations ..............        551,250          4,067         555,317
         Equity securities ................................          1,328            848           2,176
                                                                ----------     ----------      ----------
              Total .......................................     $  751,266     $    4,440      $  755,706
                                                                ==========     ==========      ==========


                                                                           DECEMBER 31, 1999
                                                                -----------------------------------------
                                                                              UNREALIZED         MARKET
                                                                   COST       GAIN (LOSS)         VALUE
                                                                ----------    -----------      ----------
                                                                             (IN THOUSANDS)
         Debt securities issued by the U.S. Treasury
              Due within one year .........................     $  259,090     $   (1,123)     $  257,967
              Due after one year through five years .......        124,935         (2,180)        122,755
         Collateralized mortgage obligations ..............        153,004         (6,130)        146,874
         Equity securities ................................          1,446             --           1,446
                                                                ----------     ----------      ----------
              Total .......................................     $  538,475     $   (9,433)     $  529,042
                                                                ==========     ==========      ==========

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      During the nine months ended September 30, 2000 and 1999, certain debt securities due within one year were sold or matured for proceeds of $583.4 million and $505.9 million, respectively. Certain debt securities due after one year were sold for proceeds of $200.7 million and $50.5 million during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, equity securities were sold for proceeds of $0.2 million. The resulting after-tax realized gains and losses for the nine months ended September 30, 2000 and 1999 were not material.

4.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                         -------------      ------------
                                                                              2000              1999
                                                                          ------------      ------------
                                                                                  (IN THOUSANDS)

         Drilling rigs and equipment ................................     $  2,121,045      $  2,095,613
         Construction work in progress ..............................          443,586           241,102
         Land and buildings .........................................           14,175            13,992
         Office equipment and other .................................           18,231            17,552
                                                                          ------------      ------------
                   Cost .............................................        2,597,037         2,368,259
         Less accumulated depreciation ..............................         (726,387)         (630,354)
                                                                          ------------      ------------
                   Drilling and other  property and equipment, net ..     $  1,870,650      $  1,737,905
                                                                          ============      ============

      In January 2000, the Company sold a jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in a gain of $13.9 million ($9.0 million after-tax). The rig had been cold stacked offshore Netherlands prior to the sale.

5.  GOODWILL

      The merger with Arethusa in 1996 generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill are summarized as follows:

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                               ------------      ------------
                                                                   2000              1999
                                                               ------------      ------------
                                                                       (IN THOUSANDS)

                  Goodwill ...............................     $     96,112      $     96,112
                  Less accumulated amortization ..........          (26,296)          (22,938)
                                                               ------------      ------------
                            Total ........................     $     69,816      $     73,174
                                                               ============      ============

6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                               ------------      ------------
                                                                   2000              1999
                                                               ------------      ------------
                                                                       (IN THOUSANDS)

                  Personal injury and other claims .......     $     18,850      $     18,219
                  Payroll and benefits ...................           20,746            16,281
                  Interest payable .......................            1,917             5,667
                  Other ..................................            3,586             3,884
                                                               ------------      ------------
                            Total ........................     $     45,099      $     44,051
                                                               ============      ============

7.  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                    ------------      ------------
                                                                        2000              1999
                                                                    ------------      ------------
                                                                            (IN THOUSANDS)

                  Convertible subordinated notes-3.75% ......       $    400,000      $    400,000
                  Zero coupon convertible debentures-3.50% ..            406,655                --
                                                                    ------------      ------------
                            Total ...........................       $    806,655      $    400,000
                                                                    ============      ============

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

8.  COMMITMENTS AND CONTINGENCIES

      In October 2000, the Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Because the case has only recently been filed all of the defendants have not yet answered. No class has been certified at this time. The lawsuit is seeking unspecified damages as well as attorney's fees and costs. The Company believes that the case is without merit and is vigorously contesting liability.

      In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was not the result of performance failures by the Company or its equipment. The Company believes the contract required the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believes that there was no further obligation under the contract and has refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and declaratory judgment requiring the customer to pay such early termination fee. The Company continues to vigorously pursue its claim. For financial statement purposes, the $16.5 million early termination fee was not included in revenue in the Company's results of operations for the year ended December 31, 1999.

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ------------------------------      ------------------------------
                                                            2000              1999              2000              1999
                                                        ------------      ------------      ------------      ------------
                                                                                  (IN THOUSANDS)

                  High Specification Floaters .....     $     48,770      $     64,279      $    153,636      $    201,148
                  Other Semisubmersibles ..........           74,391           114,344           229,737           374,187
                  Jack-ups ........................           31,333            15,202            79,385            59,249
                  Integrated Services .............            4,889            18,213             8,840            25,623
                  Other ...........................              140                --               512                --
                  Eliminations ....................           (2,175)           (5,298)           (3,617)          (10,093)
                                                        ------------      ------------      ------------      ------------
                          Total revenues ..........     $    157,348      $    206,740      $    468,493      $    650,114
                                                        ============      ============      ============      ============

Geographic Areas

      At September 30, 2000, the Company had drilling rigs located offshore six countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -----------------------------     -----------------------------
                                                                     2000             1999             2000             1999
                                                                 ------------     ------------     ------------     ------------
                                                                                         (IN THOUSANDS)

                  Revenues from unaffiliated customers:
                    United States ..........................     $     94,541     $    118,252     $    252,047     $    326,408

                    Foreign:
                       Europe/Africa .......................            8,701           35,384           47,997          156,468
                       Australia/Southeast Asia ............           11,190           18,650           41,063           75,003
                       South America .......................           42,916           34,454          127,386           92,235
                                                                 ------------     ------------     ------------     ------------
                            Total revenues .................     $    157,348     $    206,740     $    468,493     $    650,114
                                                                 ============     ============     ============     ============

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

         Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates, nor are they significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company realizes few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically charged to the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes as operating expenses activities such as painting, inspections and routine overhauls that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements and upgrades are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           --------------------------       INCREASE/
                                                              2000            1999         (DECREASE)
                                                           ----------      ----------      ----------
                                                                         (IN THOUSANDS)
         REVENUES
           High Specification Floaters ...............     $   48,770      $   64,279      $  (15,509)
           Other Semisubmersibles ....................         74,391         114,344         (39,953)
           Jack-ups ..................................         31,333          15,202          16,131
           Integrated Services .......................          4,889          18,213         (13,324)
           Other .....................................            140              --             140
           Eliminations ..............................         (2,175)         (5,298)          3,123
                                                           ----------      ----------      ----------
                   Total Revenues ....................     $  157,348      $  206,740      $  (49,392)
                                                           ==========      ==========      ==========
         CONTRACT DRILLING EXPENSE
           High Specification Floaters ...............     $   27,503      $   28,066      $     (563)
           Other Semisubmersibles ....................         49,323          52,772          (3,449)
           Jack-ups ..................................         27,895          21,152           6,743
           Integrated Services .......................          6,044          16,998         (10,954)
           Other .....................................          2,704           1,433           1,271
           Eliminations ..............................         (2,175)         (5,298)          3,123
                                                           ----------      ----------      ----------
                   Total Contract Drilling Expense ...     $  111,294      $  115,123      $   (3,829)
                                                           ==========      ==========      ==========
         OPERATING INCOME
           High Specification Floaters ...............     $   21,267      $   36,213      $  (14,946)
           Other Semisubmersibles ....................         25,068          61,572         (36,504)
           Jack-ups ..................................          3,438          (5,950)          9,388
           Integrated Services .......................         (1,155)          1,215          (2,370)
           Other .....................................         (2,564)         (1,433)         (1,131)
           Depreciation and Amortization Expense .....        (37,008)        (36,085)           (923)
           General and Administrative Expense ........         (5,918)         (5,364)           (554)
                                                           ----------      ----------      ----------
                   Total Operating Income ............     $    3,128      $   50,168      $  (47,040)
                                                           ==========      ==========      ==========

     High Specification Floaters.

         Revenues. Revenues from high specification floaters during the three months ended September 30, 2000 decreased by $15.5 million from the same period in 1999. Approximately $14.3 million of the revenue decline resulted from lower operating dayrates compared to 1999. The average operating dayrate for high specification floaters during the third quarter of 2000 was $95,000 per day compared to $119,000 per day during the third quarter of 1999. In addition, revenues were lower by approximately $1.2 million due to a decline in utilization caused by the mobilization of the Ocean Alliance from Angola to Brazil in July 2000 and the subsequent sea trials and acceptance testing prior to the commencement of its contract in September 2000. The Ocean Quest was also stacked during part of the third quarter 2000. Utilization of the Company's high specification floaters during the third quarter of 2000 was 80% compared to 81% during the third quarter of 1999. Partially offsetting this utilization decline was the operation of the Ocean Valiant, which was in a shipyard during most of the third quarter of 1999 for stability enhancements and other repairs. The operation of the Ocean Clipper under its three-year contract offshore Brazil for most of the current quarter also partially offset the utilization decreases. During part of the third quarter of 1999, the Ocean Clipper was in a shipyard undergoing modifications and upgrades associated with this contract.

         Contract Drilling Expense. Contract drilling expense for high specification floaters during the three months ended September 30, 2000 decreased $0.6 million from the same period in 1999. This decrease resulted primarily from a decrease in contract drilling expense from 1999 for the Ocean Valiant, which was in a shipyard for repairs during the third quarter of 1999. Contract drilling expense increased in 2000 for the Ocean Alliance due to costs associated with its mobilization from Angola to Brazil, and the subsequent sea trials and acceptance testing prior to the commencement of its contract. Additionally, contract drilling expense increased for the Ocean Clipper, which was operating under its three-year contract offshore Brazil, compared to a portion of the third quarter of 1999 when the rig was in a shipyard for upgrades and repairs which were capitalized.

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the three months ended September 30, 2000 decreased $40.0 million from the same quarter in 1999. Approximately $25.7 million of the decrease resulted from a decline in utilization as compared to the third quarter of 1999. Utilization of the Company's other semisubmersibles during the third quarter of 2000 was 59% compared to 69% during the third quarter of 1999. The upgrade of the water depth capabilities and variable deckload of the Ocean Epoch continued during the third quarter of 2000 whereas the rig worked during part of the third quarter of 1999. The Ocean Rover and Ocean Endeavor, which were stacked during the third quarter of 2000, worked most of the third quarter of 1999. In addition, revenues were reduced by approximately $14.2 million due to a decrease in operating dayrates compared to the same period in 1999. The average operating dayrate for other semisubmersibles was $60,000 per day during the third quarter of 2000 compared to $77,000 per day during the third quarter of 1999.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the three months ended September 30, 2000 decreased $3.4 million from the same quarter in 1999. This decrease resulted primarily from reductions in operating costs from rigs that were idle for all or part of the quarter ended September 30, 2000. In addition, during the third quarter of 2000, contract drilling expense decreased for the Ocean Baroness due to the capitalization of costs associated with its mobilization to Singapore from the Gulf of Mexico for an upgrade to fifth-generation capabilities. During the third quarter of 1999, the Ocean Baroness incurred costs associated with its mobilization from Brazil to the Gulf of Mexico. See "--Capital Resources."

     Jack-Ups.

         Revenues. Revenues from jack-ups during the three months ended September 30, 2000 increased $16.1 million from the same quarter in 1999. Approximately $10.2 million of the increase in revenues resulted from higher operating dayrates compared to 1999. The average operating dayrate for jack-ups during the third quarter of 2000 was $27,000 per day compared to $16,000 per day during the third quarter of 1999. In addition, revenues increased approximately $7.9 million due to improvements in utilization compared to the third quarter of 1999. Utilization for the Company's jack-ups during the third quarter of 2000 was 91% compared to 67% during the third quarter of 1999. This increase was partially offset by a decrease in revenues of $2.0 million from the Ocean Scotian, which was sold in January 2000 but worked for most of the third quarter of 1999.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the three months ended September 30, 2000 increased $6.7 million over the same quarter in 1999. This increase was due to an increase in costs of $5.7 million associated with higher utilization of jack-ups compared to the same quarter in 1999. Also contributing to this increase was $3.6 million for major repairs to the Ocean Heritage. This increase was partially offset by a decrease of $2.6 million due to the January 2000 sale of the Ocean Scotian.

     Integrated Services.

         Revenues and contract drilling expense for integrated services decreased as a result of the difference in type and magnitude of projects in the third quarter of 2000 compared to the third quarter of 1999.

     Other.

         Other contract drilling expense of $2.7 million during the third quarter of 2000 increased $1.3 million from $1.4 million during the third quarter of 1999. This increase resulted primarily from payments in the third quarter of 2000 for settlements to customers as a result of compliance audits for work performed in prior years and a 1999 operations dispute.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the three months ended September 30, 2000 of $37.0 million increased $0.9 million from $36.1 million for the three months ended September 30, 1999. The increase resulted primarily from an increase in depreciation for the Ocean Clipper, Ocean General, Ocean Concord and Ocean King, which completed various upgrades in the third and fourth quarter of 1999. This increase was partially offset by a decrease in depreciation in the third quarter of 2000 due to the January 2000 sale of the Ocean Scotian and a decrease in goodwill amortization.

     Interest Income.

         Interest income of $16.7 million for the three months ended September 30, 2000 increased $7.6 million from $9.1 million for the same period in 1999. This increase resulted primarily from the investment of excess cash generated by the sale of the zero coupon convertible debentures (the "Debentures") on June 6, 2000. See " --Liquidity."

     Interest Expense.

         Interest expense of $3.8 million for the three months ended September 30, 2000 increased $1.7 million from $2.2 million for the same period in 1999. This increase resulted primarily from the accretion of the discount on the Debentures reduced by an increase in capitalized interest during the third quarter of 2000 for the conversion of the Ocean Confidence. Interest expense of $7.5 million incurred during the third quarter of 2000 increased from $3.9 million for the same period in 1999. Interest cost capitalized during the quarter ended September 30, 2000 was $3.7 million compared to $1.7 million capitalized during the quarter ended September 30, 1999. See "--Liquidity" and "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $5.6 million for the three months ended September 30, 2000 decreased $14.8 million from $20.4 million for the three months ended September 30, 1999. This decrease resulted primarily from the $42.1 million decrease in income before income tax expense compared to the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                           ------------------------------        INCREASE/
                                                               2000              1999           (DECREASE)
                                                           ------------      ------------      ------------
                                                                     (IN THOUSANDS)
         REVENUES
           High Specification Floaters ...............     $    153,636      $    201,148      $    (47,512)
           Other Semisubmersibles ....................          229,737           374,187          (144,450)
           Jack-ups ..................................           79,385            59,249            20,136
           Integrated Services .......................            8,840            25,623           (16,783)
           Other .....................................              512                --               512
           Eliminations ..............................           (3,617)          (10,093)            6,476
                                                           ------------      ------------      ------------
                   Total Revenues ....................     $    468,493      $    650,114      $   (181,621)
                                                           ============      ============      ============
         CONTRACT DRILLING EXPENSE
           High Specification Floaters ...............     $     75,654      $     73,839      $      1,815
           Other Semisubmersibles ....................          155,782           169,761           (13,979)
           Jack-ups ..................................           72,367            63,847             8,520
           Integrated Services .......................            9,996            23,948           (13,952)
           Other .....................................            4,818             3,340             1,478
           Eliminations ..............................           (3,617)          (10,093)            6,476
                                                           ------------      ------------      ------------
                   Total Contract Drilling Expense ...     $    315,000      $    324,642      $     (9,642)
                                                           ============      ============      ============
         OPERATING INCOME
           High Specification Floaters ...............     $     77,982      $    127,309      $    (49,327)
           Other Semisubmersibles ....................           73,955           204,426          (130,471)
           Jack-ups ..................................            7,018            (4,598)           11,616
           Integrated Services .......................           (1,156)            1,675            (2,831)
           Other .....................................           (4,306)           (3,340)             (966)
           Depreciation and Amortization Expense .....         (110,500)         (107,448)           (3,052)
           General and Administrative Expense ........          (17,853)          (17,286)             (567)
                                                           ------------      ------------      ------------
                   Total Operating Income ............     $     25,140      $    200,738      $   (175,598)
                                                           ============      ============      ============

     High Specification Floaters.

         Revenues. Revenues from high specification floaters during the nine months ended September 30, 2000 decreased $47.5 million from the same period in 1999. Revenue declined approximately $57.0 million as a result of lower operating dayrates compared to 1999. The average operating dayrate for high specification floaters during the nine months ended September 30, 2000 was $97,000 per day compared to $126,000 per day during the nine months ended September 30, 1999. This decrease was partially offset by an increase in revenues of approximately $9.2 million due to an improvement in utilization. Utilization for the Company's high specification floaters was 85% during 2000 compared to 83% during 1999. The Company's drillship, the Ocean Clipper, has operated for most of 2000 under its three-year contract offshore Brazil. During most of 1999, this rig was in a shipyard for upgrades and repairs associated with this contract. Also contributing to the improved utilization was the operation of the Ocean Valiant, which was in a shipyard during part of 1999 for stability enhancements and other repairs. The Ocean Quest, which was stacked during part of 2000, but worked all of 1999, partially offset the year-to-date 2000 utilization improvements.

         Contract Drilling Expense. Contract drilling expense for high specification floaters during the nine months ended September 30, 2000 increased $1.8 million from the same period in 1999. This increase resulted primarily from costs of $7.5 million incurred for the Ocean Clipper which began operating under its three-year contract offshore Brazil in 2000. During most of 1999, the Ocean Clipper was in a shipyard for upgrades and repairs which were capitalized. Also contributing to the increase in contract drilling expense was $2.1 million from the 2000 mobilization of the Ocean Alliance from Angola to Brazil. This increase was partially offset by a decrease in contract drilling expense of $5.0 million from the Ocean Valiant, which was in a shipyard for repairs during part of 1999, and $2.5 million for the 1999 mobilization of the Ocean Alliance from the North Sea to Angola.

     Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles during the nine months ended September 30, 2000 decreased $144.5 million from the same period in 1999. Approximately $76.8 million of the decrease resulted from a decline in utilization compared to the same period in 1999. Utilization for the Company's other semisubmersibles during the nine months ended September 30, 2000 was 60% compared to 69% during the nine months ended September 30, 1999. The Ocean Epoch underwent an upgrade of its water depth capabilities and variable deckload during the second and third quarters of 2000 but worked during most of the nine months ended September 30, 1999. The Ocean Rover, Ocean Endeavor, Ocean Guardian and Ocean Voyager have been idle through most of 2000 but worked during most of 1999. The Ocean Baroness, which was cold stacked during the first half of 2000 and began its mobilization to Singapore in the third quarter of 2000 for an upgrade to fifth-generation capabilities, worked most of the same period in 1999. See "--Capital Resources." In addition, revenues declined by approximately $66.7 million due to lower operating dayrates compared to the same period in 1999. The average operating dayrate for the Company's other semisubmersibles was $62,000 per day during the nine months ended September 30, 2000 compared to $86,000 per day during the nine months ended September 30, 1999.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the nine months ended September 30, 2000 decreased $14.0 million from the same period in 1999. This decrease resulted partially from a $7.1 million reduction of cost as a result of the Ocean Baroness being cold stacked until the third quarter of 2000, when it was mobilized to Singapore for an upgrade. See "--Capital Resources." Costs also decreased by $6.3 million from the same period in 1999 due to the inspection and repair of the Ocean Winner and its mobilization from the Gulf of Mexico to Brazil in 1999. Contract drilling expense was further reduced by $4.7 million compared to 1999 due to costs associated with mandatory inspections and repairs of the Ocean New Era in 1999. An additional $4.5 million reduction of cost resulted from stacking the Ocean Epoch in late 1999. Partially offsetting these decreases were costs in 2000 of $3.1 million associated with the mandatory inspection and repairs of the Ocean Lexington and $5.3 million in operating costs from the Ocean General, which was stacked throughout 1999.

     Jack-Ups.

         Revenues. Revenues from jack-ups during the nine months ended September 30, 2000 increased $20.1 million from the same period in 1999. Approximately $26.3 million of the increase in revenues resulted from improvements in utilization compared to 1999. Utilization of the Company's jack-ups during the first nine months of 2000 was 89% compared to 59% during the same period in 1999. In addition, revenues increased approximately $10.9 million due to higher operating dayrates compared to the same period in 1999. The average operating dayrate for the Company's jack-ups was $23,000 per day during the nine months ended September 30, 2000 compared to $20,000 per day during the nine months ended September 30, 1999. This increase was partially offset by a decrease in revenues of $17.1 million from the Ocean Scotian, which was sold in January 2000 but worked for most of 1999.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the nine months ended September 30, 2000 increased $8.5 million over the same period in 1999. An increase of $12.8 million was due to rigs returning to work in 2000, which were idle for all or part of 1999. In addition, contract drilling expense increased $3.7 million due to major repairs in 2000 to the Ocean Heritage. This increase was partially offset by a decrease of $7.9 million due to the January 2000 sale of the Ocean Scotian.

     Integrated Services.

         Revenues and contract drilling expense for integrated services decreased as a result of the difference in number, type and magnitude of projects during the nine months ended September 30, 2000 compared to the same period in 1999.

     Other.

         Other contract drilling expense of $4.8 million during the nine months ended September 30, 2000 increased $1.5 million from $3.3 million during the same period in 1999. This increase resulted primarily from payments in the third quarter of 2000 for settlements to customers as a result of compliance audits for work performed in prior years and a 1999 operations dispute.

     Depreciation and Amortization Expense.

         Depreciation and amortization expense for the nine months ended September 30, 2000 of $110.5 million increased $3.1 million from $107.4 million for the nine months ended September 30, 1999. This increase resulted primarily from an increase in depreciation for the Ocean Clipper, Ocean General, Ocean Concord and Ocean King, which completed various upgrades in the third and fourth quarters of 1999. This increase was partially offset by a decrease in depreciation in 2000 due to the January 2000 sale of the Ocean Scotian and a decrease in goodwill amortization.

     Interest Income.

         Interest income of $35.2 million for the nine months ended September 30, 2000 increased $9.2 million from $26.0 million for the same period in 1999. This increase resulted primarily from the investment of excess cash generated by the sale of Debentures on June 6, 2000. See " --Liquidity."

     Interest Expense.

         Interest expense of $6.7 million for the nine months ended September 30, 2000 decreased $0.8 million from $7.5 million for the same period in 1999. This decrease resulted primarily from an increase in capitalized interest for the conversion of the Ocean Confidence partially offset by an increase in interest expense incurred during the nine months ended September 30, 2000. Interest cost capitalized during the nine months ended September 30, 2000 was $9.6 million compared to $4.1 million capitalized during the same period in 1999. Interest expense of $16.3 million incurred during the nine months ended September 30, 2000 increased from $11.6 million for the same period in 1999. The higher interest expense in the 2000 period resulted primarily from the issuance of Debentures on June 6, 2000 which accrues at a rate of 3.50% per year. See "--Liquidity" and "--Capital Resources."

     Income Tax Expense.

         Income tax expense of $23.6 million for the nine months ended September 30, 2000 decreased $53.3 million from $76.9 million for the nine months ended September 30, 1999. This decrease resulted primarily from the $152.6 million decrease in income before income tax expense compared to the nine months ended September 30, 1999.

OUTLOOK

         Despite oil and natural gas prices that remain significantly above historical averages, the recovery of the markets for various classes of equipment within the offshore drilling industry remains inconsistent. The market for high specification floaters, and more particularly the market for jack-ups, has improved over the last 12 months, while the other semisubmersible market has been somewhat sluggish. Given the current high level of product prices, the Company would have expected a much stronger market resurgence across all of its equipment classes as major oil companies have traditionally increased exploration spending when oil and natural gas prices have risen. During this latest period of increasing product prices, the major oil companies have moved cautiously to invest in future production. The Company believes that, if product prices remain elevated, the cash generated by the major oil companies should benefit the market for each of its equipment-types as these companies use the cash to expand their search for reserves.

         Utilization of the Company's jack-up fleet remains high and the Company expects to see improved results from its jack-ups throughout the rest of this year and into the next year as contracts are renewed at current market rates. For its high specification floaters, the Company has maintained high utilization while dayrates have improved moderately. Although the Company cannot predict the extent to which current industry conditions may or may not continue, the immediate outlook for jack-ups and high specification floaters remains strong.

         The market for other semisubmersibles, although showing recent signs of improvement, remains fairly weak worldwide especially in the domestic market and has resulted in idle time for many of the Company's rigs in this class. The Company intends to utilize this downtime, when possible, to advance scheduled inspections and perform modifications or repairs to these rigs. Utilization and dayrates in the Gulf of Mexico for this class of rig, although beginning to recover, continue to be low as the industry concentrates on shallow water natural gas and deepwater prospects. The Company expects that recent signs of improvement in the market for other semisubmersibles will continue assuming the continuation of prevailing product prices and worldwide focus on the need for new production capacity.

         The Company believes that, with its fleet size and composition, it is well positioned to take advantage of opportunities when market conditions improve.

LIQUIDITY

         At September 30, 2000, cash and marketable securities totaled $881.7 million, up from $641.4 million at December 31, 1999. Cash provided by operating activities for the nine months ended September 30, 2000 decreased by $213.4 million to $112.7 million, compared to $326.1 million for the same period in 1999. The decrease in cash was primarily attributable to a $99.3 million reduction in operating income and various other related changes, primarily in accounts receivable and taxes payable.

         Investing activities used $433.1 million of cash during the nine months ended September 30, 2000, compared to $278.5 million during the same period in 1999. The increase in cash usage of $154.6 million resulted primarily from the Company's investment in collateralized mortgage obligations ("CMO's") purchased with a portion of the proceeds from the issuance of Debentures. In addition, capital expenditures were up by $25.5 million primarily due to the conversion of the Ocean Confidence. A $32.1 million increase in cash was provided by proceeds from the sale of assets, primarily the sale of the Ocean Scotian in January 2000.

         Cash provided by financing activities for the nine months ended September 30, 2000 increased $384.9 million to $334.0 million, compared to $50.9 million cash used in financing activities for the same period in 1999. Sources of financing during 2000 consisted primarily of the Company's issuance of Debentures, which resulted in net proceeds of approximately $392.9 million. The Company intends to use the net proceeds generated by the issuance of Debentures for general corporate purposes. The Debentures were issued in June 2000 at a discount from their value at maturity on June 6, 2020. The Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Debenture, subject to adjustments in certain events. The Company will not pay interest on the Debentures prior to maturity unless it elects to convert the Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Company has the right to redeem the Debentures, in whole or in part, after five years for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Debentures on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

         Additional sources contributing to cash provided by financing activities for the nine months ended September 30, 2000 were from premiums received of $3.9 million for the August 2000 sale of put options covering 750,000 common shares. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $37.85 at anytime prior to expiration through February 2001. The Company has the option to settle in cash or shares of its common stock.

         Cash used in financing activities for the nine months ended September 30, 2000 of $62.9 million resulted primarily from dividends paid to stockholders and the purchase of treasury stock. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. During the first nine months of 2000, the Company purchased 410,300 shares of its common stock at an aggregate cost of $12.0 million, or at an average cost of $29.35 per share.

         Other sources of liquidity include the Company's $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of September 30, 2000, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

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

         The Company expects to spend approximately $230 million for rig upgrade capital expenditures during 2000, which are primarily costs associated with the conversion of the Ocean Confidence. Also included in this amount is approximately $19 million for variable deckload and water depth capability upgrades on the Ocean Epoch and $20 million for the deepwater upgrade of the Ocean Baroness. During the nine months ended September 30, 2000, the Company expended $204.4 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit capable of operating in harsh environments and ultra-deep waters.

         The conversion of the Ocean Confidence includes the following enhancements: capability for operation in 7,500 foot water depths; approximately 6,000 tons variable deckload; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The Company estimates its net cost of conversion for this rig to be approximately $430 million. Upon completion of the conversion and customer acceptance, the rig is scheduled to begin a five-year drilling program in the Gulf of Mexico. A modification to the drilling contract was made providing for an extension of the delivery date and commencement of the five-year drilling program from July 1 to December 1, 2000. This extension will allow the Company additional time to complete and test the rig for performance in waters up to 7,500 feet. The Company will incur a penalty based upon the delayed delivery date of the rig and will be liable for certain types of downtime which could occur during the drilling of the first two wells under the drilling contract. These penalties would incrementally reduce revenue from the customer during the five-year contract term. Should the delivery occur on December 1, 2000, the expected revenue would be reduced to approximately $313.9 million. The Company expects the delivery to be prior to December 1, however, it is possible that delays or unforeseen circumstances could extend delivery beyond the date which would allow the customer the option to cancel the term contract. Should the Company be required to remarket the unit, dayrate and term available may not be as favorable as the existing five-year agreement. In such case, the terms of any new agreement would be dependent on the market conditions prevailing at that point in time.

         The Company has reached an agreement with a Singapore shipyard which provides for the significant upgrade of its semisubmersible, the Ocean Baroness, to fifth-generation capabilities. The deepwater upgrade will be an enhanced version of the Company's Victory-class upgrades. The upgrade includes the following enhancements: capability for operation in 6,000 foot water depths; approximately 6,200 tons variable deckload; a 15,000 psi blow-out prevention system; and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25 foot by 90 foot moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 6,000 feet should be achievable utilizing preset taut-leg mooring systems. The preliminary initial estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180 million and is anticipated to take approximately 18 months, including mobilization to the shipyard. The rig completed its mobilization and arrived in Singapore in late October. The Company expects to finance the upgrade through the use of cash on hand and internally generated funds.

         During the nine months ended September 30, 2000, the Company expended $53.3 million in association with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included purchases of king-post cranes, anchor chain, riser, and other drilling equipment. The Company has budgeted $70 million for 2000 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

         From time to time, the Company may decide to add new capacity through rig conversions, upgrades to existing drilling units, or through new construction. The Company reviews certain criteria before committing to the challenging task of upgrading an existing rig or constructing a new one. These considerations include, but are not limited to, low cost opportunities, cost to upgrade existing equipment versus the cost of new construction, anticipated return on the upgrade or newbuild, construction time, opportunity for new technology, and offshore drilling market developments.

         The Company continues to consider transactions, which include, but are not limited to, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of these potential transactions reviewed by the Company would, if completed, result in it entering new lines of business. In general, however, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such agreement in the future and such acquisition could result in a material expansion of its existing operations or result in it entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

INTEGRATED SERVICES

         The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth, with the profitability of the contract dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the nine months ended September 30, 2000, DOTS provided turnkey and integrated services and incurred an operating loss of $1.2 million.

OTHER

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. During October 2000, the Company purchased 1.4 million shares of its common stock at an aggregate cost of $51.7 million, or at an average cost of $36.24 per share. From January 1, 2000 through October 31, 2000, the Company has purchased 1.8 million shares of its common stock at an aggregate cost of $63.7 million, or at an average cost of $34.70 per share.

ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements.

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

         The Company's financial instruments include the Company's convertible subordinated notes, zero coupon convertible debentures and investments in debt securities, including U.S. Treasury securities and collateralized mortgage obligations ("CMO's"). The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75% and an effective interest rate of 3.93%. At September 30, 2000, the fair value of these notes, based on quoted market prices, was approximately $446.8 million, compared to a carrying amount of $400.0 million. At September 30, 2000, the fair value of the Company's zero coupon convertible debentures, based on quoted market prices, was approximately $402.4, compared to a carrying amount of $406.7 million. At September 30, 2000, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury was approximately $198.2 million, which includes an unrealized holding loss of $0.5 million. These securities bear interest at rates ranging from 5.00% to 8.00%. These securities are U.S. government-backed and generally short-term and readily marketable. The fair value of the Company's investment in CMO's at September 30, 2000 was approximately $555.3 million, which includes an unrealized holding gain of $4.1 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

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

         At September 30, 2000, the fair value of the Company's investment in equity securities was approximately $2.2 million, which includes an unrealized holding gain of $0.8 million.

         Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. Because the case has only recently been filed all of the defendants have not yet answered. No class has been certified at this time.
The lawsuit is seeking unspecified damages as well as attorney's fees and costs. The Company believes that the case is without merit and is vigorously contesting liability.

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

(b) There were no reports on Form 8-K filed during the third quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DIAMOND OFFSHORE DRILLING, INC.
                                           (Registrant)




Date     03-Nov-2000              By: /s/ Gary T. Krenek
         -----------                  --------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer


Date     03-Nov-2000                  /s/ Beth G. Gordon
         ------------                 --------------------------------
                                      Beth G. Gordon
                                      Controller (Chief Accounting Officer)

                               INDEX TO EXHIBITS

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

   4.2                   Second Supplemental Indenture, dated as of June 6,
                         2000, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2000.)

   10.1                  Purchase Agreement, dated May 31, 2000, between the
                         Company and Credit Suisse First Boston Corporation
                         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2000.)

   10.2 Registration Rights Agreement, dated June 6, 2000, between the Company and Credit Suisse First Boston
                         Corporation (incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2000.)

   27.1*                 Financial Data Schedule.

----------

* Filed herewith.