Form 10-K
period 2000-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2001-03-08
CIK 949039

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

              As of February 26, 2001               $2,595,788,138

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 26, 2001    Common Stock, $0.01 par value per share   133,150,477
shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the 2001 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2000, are incorporated by reference in Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DIAMOND OFFSHORE DRILLING, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
Cover Page............................................................       1
Document Table of Contents............................................       2
                                     Part I
Item 1.   Business....................................................       3
Item 2.   Properties..................................................       9
Item 3.   Legal Proceedings...........................................       9
Item 4.   Submission of Matters to a Vote of Security Holders.........       9
                                     Part II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      11
Item 6.   Selected Financial Data.....................................      12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      24
Item 8.   Financial Statements and Supplementary Data.................      26
          Consolidated Financial Statements...........................      27
          Notes to Consolidated Financial Statements..................      32
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      49
                                    Part III
          Information called for by Part III has been omitted as the
          Registrant intends to file with the Securities and Exchange
          Commission not later than 120 days after the close of its
          fiscal year a definitive Proxy Statement pursuant to
          Regulation 14A.
                                     Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      49
Signatures............................................................      52

                                     PART I
ITEM 1. BUSINESS.

GENERAL

     Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the "Company" mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company is a leader in deep water drilling with a fleet of 45 offshore rigs. The fleet consists of 30 semisubmersibles, 14 jack-ups and one drillship.

RECENT DEVELOPMENTS

     On March 7, 2001, the Company announced its decision to redeem, on April 6, 2001, all of its outstanding 3.75% convertible subordinated notes due 2007 at a redemption price of 102.8% of the principal amount thereof, together with interest accrued to (but not including) the redemption date. These notes are convertible on or before the close of business on April 5, 2001 into shares of the Company's common stock at a conversion price of $40.50 per share, subject to adjustment in certain circumstances.

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

     Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply and high dayrates followed by periods of low demand, excess rig supply and low dayrates. During 2000, oil and natural gas prices remained significantly above historical averages. However, market recovery for various classes of equipment within the offshore drilling industry remained inconsistent. The major oil companies moved cautiously to invest in future production despite the environment of increasing product prices. Management believes that if product prices remain elevated, oil and gas companies will expand their search for reserves which would improve market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this report.

THE FLEET

     The Company's large, diverse fleet, which includes some of the most technologically advanced rigs in the world, enables it to offer a broad range of services worldwide in various markets, including the deep water market, the harsh environment market, the conventional semisubmersible market and the jack-up market.

     Semisubmersibles. The Company owns and operates 30 semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig's position over a drillsite. The Company has four such semisubmersible rigs.

     The Company owns and operates seven high specification semisubmersibles, including the Ocean Confidence. These semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments and have other advanced features. Currently, six of the seven high specification semisubmersibles are working in the Gulf of Mexico, while the Ocean Alliance is working offshore Brazil in South America.

     In addition, the Company owns and operates 23 other semisubmersibles which operate in maximum water depths up to 3,500 feet. The diverse capabilities of many of these semisubmersibles enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. Currently, 11 of these semisubmersibles are located in the Gulf of Mexico; four are located offshore Brazil; three are located in the North Sea; two are located offshore Australia; two are in shipyards in Singapore; and one is located offshore West Africa.

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

     The principal market for the Company's jack-up rigs is currently the Gulf of Mexico, where 12 of the Company's jack-up rigs are located. Of the Company's jack-up rigs in the Gulf of Mexico, seven are independent-leg cantilevered rigs, two are mat-supported cantilevered rigs, two are independent-leg slot rigs, and one is a mat-supported slot rig. Both of the Company's internationally based jack-ups are independent-leg cantilevered rigs. These rigs are currently located in Southeast Asia.

     Drillship. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high specification semisubmersible rigs. Currently, the Company's drillship, the Ocean Clipper, is located offshore Brazil.

     Fleet Enhancements. The Company's strategy is to maximize dayrates and utilization by adapting to trends in its markets, including enhancing its fleet to meet customer demand for diverse drilling capabilities. The average age of the Company's fleet of offshore drilling rigs (calculated as of December 31, 2000 and measured from the year built) is 22.7 years. The Company has spent approximately $1.5 billion on capital expenditures since 1996 for conversions, upgrades and enhancements such as top-drive drilling systems, dynamic-positioning system upgrades, crane and engine upgrades, additional water depth capability, mud pump additions and increases in deckload capacity. Notwithstanding the average age of its fleet, the Company intends to continue evaluating rig upgrade opportunities. However, there can be no assurance whether or to what extent upgrades will continue to be made to rigs in the Company's fleet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     The design of the Company's Victory-class semisubmersible rigs, including their cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects. Currently, one of the Company's Victory-class rigs, the Ocean Baroness, is undergoing a significant upgrade to fifth-generation (most recent evolution in semisubmersible drilling units) capabilities in a Singapore shipyard. This upgrade will be an enhanced version of the Company's previous Victory-class upgrades. The upgrade includes the following enhancements: capability for operation in excess of 6,500 foot water depths; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25 foot by 90 foot moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 6,500 feet should be achievable utilizing preset taut-leg mooring systems on a case by case basis. The initial estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180.0 million with an expected delivery date of February 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit was completed and the rig was accepted by the customer on January 5, 2001 at which time it began a five-year drilling program in the Gulf of Mexico. The following enhancements were made to the drilling unit: capability for operation in 7,500 foot water depths; approximately 6,000 metric tons variable deckload; a

15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     The Company has previously upgraded six of its nine Victory-class rigs with three of these enhancements being significant enough to reclassify these rigs to high specification units. These enhancements include increased efficiency in the handling of subsea completion equipment, stability enhancements that allow increased variable deckload, and increased water depth capabilities. Currently, the Company's Victory-class rigs are rated for service in maximum water depths of 1,200 to 5,500 feet.

     More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of January 29, 2001, is set forth in the table below.

                                 WATER                            YEAR
                                 DEPTH                        BUILT/ LATEST      CURRENT
TYPE AND NAME                    RATING      ATTRIBUTES      ENHANCEMENT(A)      LOCATION       CUSTOMER(B)
-------------                    ------      ----------      --------------      --------       -----------
HIGH SPECIFICATION FLOATERS
SEMISUBMERSIBLES(7):
  Ocean Confidence.............  7,500    TDS; DP; 15K; 4M        2001        Gulf of Mexico  BP
  Ocean America................  5,500    TDS; SP; 15K; 3M      1988/1999     Gulf of Mexico  BP
  Ocean Valiant................  5,500    TDS; SP; 15K; 3M      1988/1999     Gulf of Mexico  Amerada Hess
  Ocean Victory................  5,500    TDS; VC; 15K; 3M      1972/1997     Gulf of Mexico  BP
  Ocean Star...................  5,500    TDS; VC; 15K; 3M      1974/1999     Gulf of Mexico  Kerr McGee
  Ocean Alliance...............  5,000    TDS; DP; 15K; 3M      1988/1999     Brazil          Petrobras
  Ocean Quest..................  3,500    TDS; VC; 15K; 3M      1973/1996     Gulf of Mexico  Kerr McGee
DRILLSHIP(1):
  Ocean Clipper................  7,500    TDS; DP; 15K; 3M      1976/1999     Brazil          Petrobras
UNDER CONSTRUCTION(1):
  Ocean Baroness...............  6,500    TDS; VC; 15K; 4M      1973/2002     Singapore       Upgrade(c)
OTHER SEMISUBMERSIBLES(22):
  Ocean Winner.................  3,500    TDS; 3M               1977/1996     Brazil          Petrobras
  Ocean Worker.................  3,500    TDS; 3M               1982/1992     Gulf of Mexico  Shell
  Ocean Yatzy..................  3,300    TDS; DP               1989/1998     Brazil          Petrobras
  Ocean Voyager................  3,300    TDS; VC               1973/1995     Gulf of Mexico  Mariner
  Ocean Yorktown...............  2,850    TDS                   1976/1996     Brazil          Petrobras
  Ocean Concord................  2,200    TDS; 3M               1975/1999     Gulf of Mexico  Walter
  Ocean Lexington..............  2,200    TDS; 3M               1976/1995     Gulf of Mexico  Kerr McGee
  Ocean Saratoga...............  2,200    TDS; 3M               1976/1995     Gulf of Mexico  Walter
  Ocean Endeavor...............  2,000    TDS; VC               1975/1994     Gulf of Mexico  Stacked
  Ocean Rover..................  2,000    TDS; VC; 15K          1973/1992     Gulf of Mexico  Cold Stacked
  Ocean Prospector.............  1,700    VC                    1971/1981     Gulf of Mexico  Cold Stacked
  Ocean Epoch..................  1,640    TDS                   1977/2000     Singapore       Stacked
  Ocean General................  1,640    TDS; 3M               1976/1999     Australia       OMV
  Ocean Bounty.................  1,500    TDS; VC; 3M           1977/1992     Australia       Committed
  Ocean Guardian...............  1,500    TDS; 3M                 1985        North Sea       Venture
  Ocean New Era................  1,500    TDS                   1974/1990     Gulf of Mexico  Committed
  Ocean Princess...............  1,500    TDS; 15K; 3M          1977/1998     North Sea       Talisman
  Ocean Whittington............  1,500    TDS; 3M               1974/1995     Brazil          Petrobras
  Ocean Nomad..................  1,200    TDS; 3M               1975/1998     North Sea       Shipyard/repair
  Ocean Ambassador.............  1,100    TDS; 3M               1975/1995     Gulf of Mexico  Committed
  Ocean Century................    800                            1973        Gulf of Mexico  Cold Stacked
  Ocean Liberator..............    600    TDS                   1974/1998     Ghana           Sante Fe(d)
JACK-UPS(14):
  Ocean Titan..................    350    TDS; IS; 15K; 3M      1974/1989     Gulf of Mexico  Dominion
  Ocean Tower..................    350    TDS; IS; 3M           1972/1998     Gulf of Mexico  Spinnaker
  Ocean King...................    300    TDS; IC; 3M           1973/1999     Gulf of Mexico  BP
  Ocean Nugget.................    300    TDS; IC               1976/1995     Gulf of Mexico  Shipyard/repair
  Ocean Summit.................    300    SDS; IC               1972/1991     Gulf of Mexico  Coastal
  Ocean Warwick................    300    TDS; IC               1971/1998     Gulf of Mexico  BP
  Ocean Champion...............    250    MS                    1975/1985     Gulf of Mexico  Dominion
  Ocean Columbia...............    250    TDS; IC               1978/1990     Gulf of Mexico  BP
  Ocean Heritage...............    250    TDS; IC               1981/1995     Indonesia       Maxus
  Ocean Sovereign..............    250    TDS; IC               1981/1994     Indonesia       Maxus
  Ocean Spartan................    250    TDS; IC               1980/1994     Gulf of Mexico  BP
  Ocean Spur...................    250    TDS; IC               1981/1994     Gulf of Mexico  BP
  Ocean Crusader...............    200    TDS; MC               1982/1992     Gulf of Mexico  Walter
  Ocean Drake..................    200    TDS; MC               1983/1986     Gulf of Mexico  Chevron

                                                        ATTRIBUTES
                                                        ----------
DP = Dynamically-Positioned/Self-Propelled     MS = Mat-Supported Slot Rig       TDS = Top-Drive Drilling System
IC = Independent-Leg Cantilevered Rig          SDS = Side-Drive Drilling System  3M = Three Mud Pumps
IS = Independent-Leg Slot Rig                  VC = Victory-Class                4M = Four Mud Pumps
MC = Mat-Supported Cantilevered Rig            SP = Self-Propelled               15K = 15,000 psi Blow-Out Preventer


---------------

(a) Such enhancements include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deckload capacity.

(b) For ease of presentation in this table, customer names have been shortened or abbreviated.

(c)  In Singapore shipyard for upgrade to fifth-generation capabilities.

(d)  Turnkey contract with Diamond Offshore Team Solutions, Inc.

MARKETS

     The Company's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. sector of the North Sea, South America, Africa, and Australia/ Southeast Asia. The Company actively markets its rigs worldwide. In the past, rigs in the Company's fleet have also operated in various other markets throughout the world. See Note 15 to the Company's Consolidated Financial Statements in Item 8 of this report.

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

OFFSHORE CONTRACT DRILLING SERVICES

     The Company's contracts to provide offshore drilling services vary in their terms and provisions. The Company often obtains its contracts through competitive bidding, although it is not unusual for the Company to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of the Company. Under dayrate contracts, the Company generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of the Company's revenues. In addition, the Company has worked some of its rigs under dayrate contracts pursuant to which the customer also agrees to pay an incentive bonus based upon performance.

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

     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. In general, the Company seeks to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market.

     The Company, through its wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), offers a portfolio of drilling services to complement the Company's offshore contract drilling business. These services include overall project management, extended well tests, and drilling and completion operations. From time to time, DOTS also selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. During 2000, DOTS contributed operating income of $1.0 million to the Company's consolidated results of operations primarily from the completion of four turnkey projects in the Gulf of Mexico, one international turnkey project and integrated services provided in Aberdeen, Scotland. During 1999, DOTS drilled four turnkey wells and provided project management services on a dayrate basis in the Gulf of Mexico in addition to integrated services provided in Aberdeen and contributed operating income of $0.3 million to the Company's consolidated results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "-- Integrated Services" in
Item 7 of this report.

CUSTOMERS

     The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of the Company's annual consolidated revenues, although the specific customers may vary from year to year. During 2000, the Company performed services for approximately 50 different customers with Petrobraspetroleo Brasileiro S A ("Petrobras") and BP accounting for 25.4% and 20.0% of the Company's annual total consolidated revenues, respectively. During 1999, the Company performed services for approximately 45 different customers with Petrobras and Shell companies (including domestic and foreign affiliates) ("Shell") accounting for 15.5% and 14.5% of the Company's annual total consolidated revenues, respectively. During 1998, the Company performed services for approximately 40 different customers with Shell accounting for 17.4% of the Company's annual total consolidated revenues. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on the Company's results of operations.

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

COMPETITION

     The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location, and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to technologically advanced units. The Company believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company's rigs. See "-- Offshore Contract Drilling Services."

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

     The United States Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana and other coastal states addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

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

OPERATIONS OUTSIDE THE UNITED STATES

     Operations outside the United States accounted for approximately 46.1%, 48.8%, and 42.7% of the Company's total consolidated revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" and

"-- Other -- Currency Risk" in Item 7 of this report and Note 15 to the Company's Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 4,000 employees (including international crews furnished through labor contractors), approximately 100 of whom were union members. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

ITEM 2. PROPERTIES.

     The Company owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, and Singapore to support its offshore drilling operations.

ITEM 3. LEGAL PROCEEDINGS.

     Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified at this time, however, a hearing on class certification is scheduled for the second week of May 2001. The lawsuit is seeking damages as well as attorney's fees and costs. The Company believes that the case is without merit and is vigorously contesting liability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2000.

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

                                                  AGE AS OF
NAME                                           JANUARY 31, 2001                  POSITION
----                                           ----------------                  --------
James S. Tisch...............................         48          Chairman of the Board of Directors and
                                                                    Chief Executive Officer

Lawrence R. Dickerson........................         48          President, Chief Operating Officer and Director

David W. Williams............................         43          Executive Vice President

Rodney W. Eads...............................         49          Senior Vice President -- Worldwide Operations

John L. Gabriel, Jr. ........................         47          Senior Vice President -- Contracts & Marketing

Gary T. Krenek...............................         42          Vice President and Chief Financial Officer

Beth G. Gordon...............................         45          Controller

William C. Long..............................         34          Vice President, General Counsel & Secretary

     James S. Tisch has served as Chief Executive Officer of the Company since March 1998. Mr. Tisch has served as Chairman of the Board since 1995 and as a director of the Company since June 1989. Mr. Tisch has served as Chief Executive Officer of Loews Corporation ("Loews"), a diversified holding company and the Company's controlling stockholder, since November 1998 and, prior thereto, as President and Chief Operating Officer of Loews from 1994. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, an 87 percent owned subsidiary of Loews, and serves as a director of Vail Resorts, Inc.

     Lawrence R. Dickerson has served as President, Chief Operating Officer and Director of the Company since March 1998. Previously, Mr. Dickerson served as Senior Vice President from April 1993.

     David W. Williams has served as Executive Vice President of the Company since March 1998. Previously, Mr. Williams served as Senior Vice President of the Company from December 1994.

     Rodney W. Eads has served as Senior Vice President of the Company since May 1997. Previously, Mr. Eads was employed by Exxon Company, International from August 1994 through May 1997 as Field Drilling Manager.

     John L. Gabriel, Jr. has served as Senior Vice President of the Company since November 1999. Previously, Mr. Gabriel served as a Marketing Vice President of the Company from April 1993.

     Gary T. Krenek has served as Vice President and Chief Financial Officer of the Company since March 1998. Previously, Mr. Krenek served as Controller of the Company from February 1992.

     Beth G. Gordon has served as Controller of the Company since April 2000. Previously, Ms. Gordon was employed by Pool Energy Services Co. from December 1978 through March 2000 where her most recent position was Vice
President-Finance -- Pool Well Services Co.

     William C. Long has served as Vice President, General Counsel and Secretary of the Company since March 2001. Previously, Mr. Long served as General Counsel and Secretary of the Company from March 1999, acting General Counsel and Secretary of the Company from June 1998 through February 1999 and as a Staff Attorney from January 1997 through May 1998. Mr. Long was in private practice as an attorney from May 1996 through December 1996. From January 1995 through December 1996, Mr. Long served first as a law clerk and subsequently was of Counsel to Kuffner and Associates, P.C.

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

                                                     COMMON STOCK
                                                  -------------------
                                                    HIGH       LOW
                                                  --------   --------
2000
First Quarter...................................  $40.4375   $26.5000
Second Quarter..................................   44.7500    35.1250
Third Quarter...................................   47.3125    32.8125
Fourth Quarter..................................   41.9375    30.1875
1999
First Quarter...................................  $33.3750   $20.5000
Second Quarter..................................   34.0625    25.9375
Third Quarter...................................   40.4375    27.7500
Fourth Quarter..................................   36.0625    27.4375

     On February 26, 2001, the closing price of the Company's common stock, as reported by the NYSE, was $41.17 per share. As of February 26, 2001, there were approximately 402 holders of record of the Company's common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

     In 2000, 1999 and 1998 the Company paid cash dividends of $0.125 per share of the Company's common stock on March 1, June 1, September 1 and December 1 each respective year and has declared a dividend of $0.125 per share payable March 1, 2001 to stockholders of record on February 1, 2001. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

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

                                           2000         1999         1998         1997       1996(1)
                                        ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
INCOME STATEMENT DATA:
Total revenues........................  $  659,436   $  821,024   $1,208,801   $  956,093   $  611,430
Operating income......................      56,946      223,661      568,581      418,859      178,369
Net income............................      72,281      156,071      383,659      278,605      146,388
Net income per share(2):
  Basic...............................        0.53         1.15         2.78         2.01         1.18
  Diluted.............................        0.53         1.11         2.66         1.93         1.18

BALANCE SHEET DATA:
Drilling and other property and
  equipment, net......................   1,902,415    1,737,905    1,551,820    1,451,741    1,198,160
Total assets..........................   3,079,506    2,681,029    2,609,716    2,298,561    1,574,500
Long-term debt........................     856,559      400,000      400,000      400,000       63,000

OTHER FINANCIAL DATA:
Capital expenditures(3)...............     323,924      324,133      224,474      281,572      267,000
Cash dividends declared per share.....        0.50         0.50         0.50         0.14           --
Ratio of earnings to fixed
  charges(4)..........................        4.97x       15.64x       37.57x       28.94x       31.56x

---------------

(1) The Company acquired all of the common stock of Arethusa (Off-Shore) Limited in consideration of 35.8 million shares of common stock on April 29, 1996.

(2) All per share amounts give retroactive effect to the Company's July 1997 two-for-one stock split in the form of a stock dividend.

(3) In addition to these capital expenditures, the Company expended $81.0 million for rig acquisitions during the year ended December 31, 1997.

(4) For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) one-third of rent expense, which the Company believes represents the interest factor attributable to rent.

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

     Revenues from turnkey offshore drilling contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract.

     Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company may realize few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically charged to the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes as operating expenses activities such as inspections, painting projects and routine overhauls, which meet certain criteria, that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades.

YEARS ENDED DECEMBER 31, 2000 AND 1999

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

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                            ---------------------   INCREASE/
                                                              2000        1999      (DECREASE)
                                                            ---------   ---------   ----------
                                                                      (IN THOUSANDS)
REVENUES
  High Specification Floaters.............................  $ 212,000   $ 262,571   $ (50,571)
  Other Semisubmersibles..................................    313,287     463,168    (149,881)
  Jack-ups................................................    118,885      74,484      44,401
  Integrated Services.....................................     23,298      32,769      (9,471)
  Other...................................................        140          --         140
  Eliminations............................................     (8,174)    (11,968)      3,794
                                                            ---------   ---------   ---------
          Total Revenues..................................  $ 659,436   $ 821,024   $(161,588)
                                                            =========   =========   =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters.............................  $  99,707   $ 100,003   $    (296)
  Other Semisubmersibles..................................    213,259     223,084      (9,825)
  Jack-ups................................................     98,880      84,830      14,050
  Integrated Services.....................................     22,328      32,486     (10,158)
  Other...................................................      7,091       3,088       4,003
  Eliminations............................................     (8,174)    (11,968)      3,794
                                                            ---------   ---------   ---------
          Total Contract Drilling Expense.................  $ 433,091   $ 431,523   $   1,568
                                                            =========   =========   =========
OPERATING INCOME
  High Specification Floaters.............................  $ 112,293   $ 162,568   $ (50,275)
  Other Semisubmersibles..................................    100,028     240,084    (140,056)
  Jack-ups................................................     20,005     (10,346)     30,351
  Integrated Services.....................................        970         283         687
  Other...................................................     (6,951)     (3,088)     (3,863)
  Depreciation and Amortization Expense...................   (145,596)   (142,963)     (2,633)
  General and Administrative Expense......................    (23,803)    (22,877)       (926)
                                                            ---------   ---------   ---------
          Total Operating Income..........................  $  56,946   $ 223,661   $(166,715)
                                                            =========   =========   =========

  High Specification Floaters.

     Revenues. Revenues from high specification floaters during the year ended December 31, 2000 decreased $50.6 million from 1999. Approximately $65.3 million of the decline in revenues resulted from lower operating dayrates compared to 1999. The average operating dayrate for high specification floaters during the year ended December 31, 2000 was $94,100 per day compared to $122,700 per day during the year ended December 31, 1999. Revenues from high specification floaters were also lower in 2000 by approximately $6.0 million due to the 1999 mobilizations of the Ocean Alliance from the North Sea to West Africa and the Ocean Clipper from the Gulf of Mexico to Brazil. The decline in revenues was partially offset by approximately $20.7 million resulting from improved utilization during 2000. Utilization for the Company's high specification floaters was 88% during 2000 compared to 84% during 1999. The Company's drillship, the Ocean Clipper, operated for most of 2000 under its three-year contract offshore Brazil. During most of 1999, this rig was in a shipyard for upgrades and repairs associated with this contract. Also contributing to the improved utilization in 2000 was the operation of the Ocean Valiant, which was in the shipyard during part of

1999 for stability enhancements and other repairs. The Ocean Quest, which was stacked during part of 2000, but worked all of 1999, partially offset these utilization improvements in 2000.

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 2000 decreased $0.3 million from 1999. Costs for the Ocean Valiant in 2000 were $6.7 million lower than in 1999 primarily due to expenses of $5.3 million incurred for repairs of the rig while it was in the shipyard during part of 1999. Costs of $1.7 million for the 1999 mobilization of the Ocean Alliance from the North Sea to Angola also contributed to the decrease. The decline in 2000 costs was partially offset by higher contract drilling expenses of $7.0 million incurred by the Ocean Clipper which began operating in 2000 under a three-year contract offshore Brazil. During most of 1999, the Ocean Clipper was in a shipyard for upgrades and repairs which were capitalized. Also offsetting the decrease in costs were expenses of $1.3 million associated with the 2000 mobilization of the Ocean Alliance from Angola to Brazil.

  Other Semisubmersibles.

     Revenues. Revenues from other semisubmersibles during the year ended December 31, 2000 decreased $149.9 million from 1999. Approximately $78.6 million of the decline in revenues resulted from lower operating dayrates compared to 1999. The average operating dayrate for the Company's other semisub-mersibles was $61,300 per day during the year ended December 31, 2000 compared to $82,400 per day during the year ended December 31, 1999. In addition, revenues decreased by approximately $71.3 million resulting from lower utilization compared to 1999. Utilization for the Company's other semisubmersibles during the year ended December 31, 2000 was 61% compared to 67% during the year ended December 31, 1999. The Ocean Epoch underwent an upgrade of its water depth capabilities and variable deckload and was idle during most of 2000 but worked for most of 1999. The Ocean Rover, Ocean Endeavor, Ocean Guardian and Ocean Voyager were idle during most of 2000 but worked during most of 1999. The Ocean Baroness, which was cold stacked during the first half of 2000 and then mobilized to Singapore for an upgrade to high specification capabilities, worked for most of the first half of 1999. See "-- Capital Resources." The decline in utilization was partially offset by the Ocean General and Ocean Winner, which worked all of 2000, but were idle most of 1999.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 2000 decreased $9.8 million from 1999. This decline resulted partially from a $6.8 million reduction of cost as a result of the Ocean Baroness, which was cold stacked during the first half of 2000 and then mobilized to Singapore for an upgrade, but worked for most of the first half of 1999. See "-- Capital Resources." Contract drilling expense was further reduced by $5.3 million as a result of stacking the Ocean Epoch in late 1999 and $4.2 million associated with mandatory inspections and repairs of the Ocean New Era in 1999. Costs in 2000 also decreased by $3.6 million from 1999 due to the inspection and repair of the Ocean Winner and its mobilization from the Gulf of Mexico to Brazil in 1999. Cost increases in 2000 which were partially offsetting included higher operating costs of $7.5 million in 2000 for the Ocean General, which was stacked throughout 1999, and $2.4 million associated with the mandatory inspection and repairs of the Ocean Lexington in 2000.

  Jack-Ups.

     Revenues. Revenues from jack-ups during the year ended December 31, 2000 increased $44.4 million from 1999. Approximately $35.1 million of the increase in revenues resulted from improvements in utilization compared to 1999. Utilization of the Company's jack-ups during the year ended December 31, 2000 was 89% compared to 61% during the year ended December 31, 1999. In addition, revenues increased approximately $26.4 million due to higher operating dayrates compared to 1999. The average operating dayrate for the Company's jack-ups was $26,000 per day during the year ended December 31, 2000 compared to $22,400 per day during the year ended December 31, 1999. The revenue improvement in 2000 was partially offset by a decrease in revenues of $17.1 million from the Ocean Scotian, which was sold in January 2000 but worked for most of 1999.

     Contract Drilling Expense. Contract drilling expense for jack-ups during the year ended December 31, 2000 was $14.0 million higher than for the same period in 1999. An increase of $18.4 million was due to rigs returning to work in 2000, which were idle for all or part of 1999. In addition, contract drilling expense was $4.0 million higher in 2000 due to major repairs to the Ocean Heritage. Higher contract drilling expense in 2000 was partially offset by a decrease of $8.4 million due to the January 2000 sale of the Ocean Scotian.

  Integrated Services.

     Revenues and contract drilling expense for integrated services decreased as a result of the differences in number, type and magnitude of projects during the year ended December 31, 2000 as compared to the same period in 1999.

  Other.

     Other contract drilling expense of $7.0 million for the year ended December 31, 2000 increased $3.9 million from the same period in 1999. This increase resulted primarily from higher expenditures during 2000 for crew training programs and various other non-recurring charges.

  Depreciation and Amortization Expense.

     Depreciation and amortization expense of $145.6 million for the year ended December 31, 2000 increased $2.6 million from $143.0 million for the year ended December 31, 1999. This increase resulted primarily from higher depreciation for the Ocean Clipper, Ocean General, Ocean Concord and Ocean King, which completed various upgrades in the third and fourth quarters of 1999. In addition, depreciation expense was up due to expenditures associated with the Company's continuing rig enhancement program. This increase was partially offset by reduced depreciation in 2000 due to the January 2000 sale of the Ocean Scotian and a decrease in goodwill amortization resulting from adjustments to goodwill related to tax benefits not previously recognized for the excess of tax deductible goodwill over the book amount. See Note 5 to the Company's Consolidated Financial Statements in Item 8 of this report.

  General and Administrative Expense.

     General and administrative expense of $23.8 million for the year ended December 31, 2000 increased $0.9 million from $22.9 million for the year ended December 31, 1999. Higher expenses in 2000 were primarily due to an increase in legal and personnel costs. Expenses in 2000 also included costs associated with the Company's participation in the Subsea Mudlift Drilling Joint Industry Project.

  Gain on Sale of Assets

     Gain on sale of assets for the year ended December 31, 2000 was $14.3 million compared to $0.2 million for the year ended December 31, 1999. Gain on sale of assets in 2000 included the sale of the Company's jack-up drilling rig, Ocean Scotian, for $32.0 million in cash resulting in a gain of $13.9 million ($9.0 million after tax). The rig had been cold stacked offshore The Netherlands prior to the sale.

  Interest Income.

     Interest income of $49.5 million for the year ended December 31, 2000 increased $14.5 million from $35.0 million for the year ended December 31, 1999. This increase resulted primarily from the investment of excess cash generated by the sale of 20-year zero coupon convertible debentures (the "Debentures") on June 6, 2000. See "-- Liquidity."

  Interest Expense.

     Interest expense of $10.3 million for the year ended December 31, 2000 increased $1.1 million from $9.2 million for 1999. Interest costs in 2000 were $8.6 million higher than in 1999 primarily as a result of the issuance of the Debentures on June 6, 2000. This amount was partially offset by a $7.5 million increase in interest capitalized for the conversion of the Ocean Confidence and the deepwater upgrade of the Ocean Baroness. Interest cost capitalized in 2000 was $13.8 million compared to $6.3 million in 1999. See "-- Liquidity" and "-- Capital Resources."

  Other Income.

     Other income of $0.3 million for the year ended December 31, 2000 increased $9.6 million from other expense of $9.3 million for the year ended December 31, 1999. In 1999, a pre-tax impairment loss of $10.7 million was recorded as the result of the decline in fair market value, judged to be other than temporary, in the Company's investment in equity securities.

  Income Tax Expense.

     Income tax expense for the year ended December 31, 2000 was $38.6 million as compared to $84.3 million for 1999. This change resulted primarily from a decrease of $129.5 million in the Company's income before income tax expense.

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

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                            ----------------------   INCREASE/
                                                              1999         1998      (DECREASE)
                                                            ---------   ----------   ----------
                                                                      (IN THOUSANDS)
REVENUES
  High Specification Floaters.............................  $ 262,571   $  286,875   $ (24,304)
  Other Semisubmersibles..................................    463,168      707,227    (244,059)
  Jack-ups................................................     74,484      209,134    (134,650)
  Integrated Services.....................................     32,769       26,876       5,893
  Eliminations............................................    (11,968)     (21,311)      9,343
                                                            ---------   ----------   ---------
          Total Revenues..................................  $ 821,024   $1,208,801   $(387,777)
                                                            =========   ==========   =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters.............................  $ 100,003   $   88,293   $  11,710
  Other Semisubmersibles..................................    223,084      276,633     (53,549)
  Jack-ups................................................     84,830      104,490     (19,660)
  Integrated Services.....................................     32,486       26,472       6,014
  Other...................................................      3,088       10,048      (6,960)
  Eliminations............................................    (11,968)     (21,311)      9,343
                                                            ---------   ----------   ---------
          Total Contract Drilling Expense.................  $ 431,523   $  484,625   $ (53,102)
                                                            =========   ==========   =========
OPERATING INCOME
  High Specification Floaters.............................  $ 162,568   $  198,582   $ (36,014)
  Other Semisubmersibles..................................    240,084      430,594    (190,510)
  Jack-ups................................................    (10,346)     104,644    (114,990)
  Integrated Services.....................................        283          404        (121)
  Other...................................................     (3,088)     (10,048)      6,960
  Depreciation and Amortization Expense...................   (142,963)    (130,271)    (12,692)
  General and Administrative Expense......................    (22,877)     (25,324)      2,447
                                                            ---------   ----------   ---------
          Total Operating Income..........................  $ 223,661   $  568,581   $(344,920)
                                                            =========   ==========   =========

  High Specification Floaters.

     Revenues. Revenues from high specification floaters during the year ended December 31, 1999 decreased $24.3 million from 1998. This decrease resulted primarily from (i) a $13.4 million reduction in revenues from the Ocean Valiant due to lower utilization while the rig was in the shipyard for stability enhancements and other repairs performed during 1999 and (ii) a $14.9 million decrease due to rig downtime associated with the upgrade of and repairs performed in 1999 on the Ocean Clipper. Revenues were also reduced by approximately $10.9 million due to lower operating dayrates in 1999 compared to 1998 and reduced by $6.8 million due to rig downtime associated with the 1999 mandatory inspection and repairs of the Ocean America. The average operating dayrate for high specification floaters was $122,700 per day during 1999, compared to $130,500 per day during 1998. These decreases were partially offset by higher revenues of approximately $14.2 million from the Ocean Victory, which was in the shipyard during part of 1998 for repairs required as a result of the February 1998 engine room fire. The decrease in revenue was also partially offset by an increase of approximately $4.6 million from mobilization revenues for the Ocean Alliance to locations offshore West Africa during 1999 and $2.0 million from mobilization revenues for the Ocean Clipper from the Gulf of Mexico to Brazil in 1999.

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

  Other Semisubmersibles.

     Revenues. Revenues from other semisubmersibles during the year ended December 31, 1999 decreased $244.1 million from 1998. In part, revenues decreased $124.3 million due to a decline in utilization in 1999 compared to 1998 and $39.3 million due to rigs removed from service in late 1998 and 1999. In addition, revenues were reduced by $37.0 million due to rig downtime during 1999 for mandatory inspections and repairs of the Ocean New Era, the Ocean Yatzy, the Ocean Concord, the Ocean Winner, and the Ocean Guardian. Also contributing to the decrease in revenues was a $73.8 million decline from lower operating dayrates in 1999 compared to 1998. The average operating dayrate for other semisubmersibles was $82,400 per day in 1999, compared to $93,500 per day in 1998. These decreases were partially offset by revenue improvements in 1999 of approximately $29.1 million from nine other rigs which were undergoing mandatory inspections during 1998.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 1999 decreased $53.5 million from 1998. This decrease resulted primarily from expense reductions of approximately $38.7 million due to a 1999 decline in utilization and from rigs that were idle for all or part of 1999. Contract drilling expense also decreased by approximately $19.9 million due to fewer mandatory inspections and repairs performed during 1999 compared to 1998. Partially offsetting these decreases was an increase in 1999 costs of $3.2 million associated with the mobilization of the Ocean Winner from the Gulf of Mexico to Brazil during the first half of 1999.

  Jack-Ups.

     Revenues. Revenues from jack-ups during the year ended December 31, 1999 decreased $134.7 million from 1998. This decrease was primarily due to reductions in revenues of $81.8 million from lower 1999 operating dayrates and $52.9 million from 1999 decreased utilization as well as the removal of rigs from service in late 1998 and the first quarter of 1999. The average operating dayrate for jack-ups was $22,400 per day during 1999 compared to $46,300 per day in 1998.

     Contract Drilling Expense. Contract drilling expense for jack-ups during the twelve months ended December 31, 1999 decreased $19.7 million for the same period in 1998. This decrease resulted primarily from expense reductions for rigs that were removed from service in late 1998 and the first quarter of 1999.

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

  Depreciation and Amortization Expense.

     Depreciation and amortization expense of $143.0 million for the year ended December 31, 1999 increased $12.7 million from $130.3 million for the year ended December 31, 1998. This increase resulted primarily from depreciation expense associated with expenditures for the Company's continuing rig enhancement program in 1999. Partially offsetting this increase was a 1999 $1.2 million decline in amortization expense as compared to 1998 resulting from a 1999 adjustment to goodwill related to tax benefits not previously recognized for the excess of tax deductible goodwill over the book amount. See Note 5 to the Company's Consolidated Financial Statements in Item 8 of this report.

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

  Interest Expense.

     Interest expense of $9.2 million for the year ended December 31, 1999 decreased $5.3 million from $14.5 million for 1998. Interest expense for 1999 consisted of $15.5 million interest associated with the Company's convertible subordinated notes, partially offset by $6.3 million of interest capitalized for the conversion of the Ocean Confidence. The decrease of $5.3 million resulted primarily from a 1999 increase in capitalized interest cost based on the average amount of accumulated expenditures for the Ocean Confidence. See "-- Capital Resources."

  Other Expense.

     Other expense of $9.3 million for the year ended December 31, 1999 increased $14.5 million from other income of $5.2 million for the year ended December 31, 1998. This increase resulted primarily from an impairment loss recorded in 1999 as the result of the decline in fair market value, judged to be other than temporary, in the Company's investment in equity securities. See Note 3 to the Company's Consolidated Financial Statements in Item 8 of this report.

  Income Tax Expense.

     Income tax expense for the year ended December 31, 1999 was $84.3 million as compared to $206.6 million for 1998. This change resulted primarily from a decrease of $349.9 million in the Company's 1999 income before income tax expense.

OUTLOOK

     During 2000, oil and natural gas prices remained significantly above historical averages. However, market recovery for various classes of equipment within the offshore drilling industry was inconsistent as oil producers waited to see if the high level of product prices would continue. The Company believes that current expectations are for higher than average product prices to persist as world energy demand is increasing and short-term oil supplies are below historical averages. The growth in the offshore drilling industry, anticipated because of these favorable market fundamentals, is dependent on confidence by the Company's customers that current levels of oil and gas prices will be sustained.

     Utilization and dayrates for the Company's domestic jack-up market improved significantly in 2000 as independent producers acted quickly to take advantage of the high natural gas prices which prevailed throughout the year. Although the improvement in the jack-up market leveled off during the fourth quarter of 2000, it remains strong. The Company's outlook for this market is for continued strength, especially if the recovery of the international jack-up market creates a tighter supply of jack-ups in the Gulf of Mexico.

     During 2000, there was increased interest in the Company's deepwater high specification rig fleet with both utilization and dayrates increasing. The Company believes that prospects are good for further improvement in this market, as most recent dayrates are greater than rates under current contracts. Most of the existing contracts are for short-term, well-to-well work and the Company anticipates upward pressure on rates as these existing contracts are renewed or replaced.

     For the Company's domestic other semisubmersible rig fleet, the market began to experience growth in the latter half of 2000 with both dayrates and utilization increasing. Currently, all of the domestic marketed rigs in this class are working or have commitments. If the backlog for these rigs continues to build, the Company expects further increases in dayrates.

     The Company believes that the international markets are also strengthening for all classes of equipment. Dayrates are increasing and that trend is expected to continue into the second half of the year. All three of the Company's rigs located in the North Sea have recently committed for work at dayrates that are well above their previously contracted dayrates. Five of the Company's six rigs operating in Brazil are committed under long-term contracts ranging from 18 months to approximately three years.

     Historically, the offshore drilling industry has been highly competitive and cyclical, and the Company cannot predict the extent to which the current favorable conditions may continue. However, many oil and gas companies have increased planned expenditures for 2001 and other current indicators appear to be positive. The Company is currently cautiously optimistic about the near-term future of the offshore drilling industry and its place in it.

LIQUIDITY

     At December 31, 2000, the Company's cash and marketable securities totaled $862.1 million, up from $641.4 million at December 31, 1999. Cash provided by operating activities for the year ended December 31, 2000 decreased by $197.1 million to $201.0 million, as compared to $398.1 million for the prior year. This decrease was primarily attributable to a $166.7 million reduction in operating income and various other related changes, primarily in accounts receivable and taxes payable.

     Investing activities used $459.7 million of cash during the year ended December 31, 2000, compared to $319.1 million in 1999. Cash usage for capital expenditures during 2000 of $323.9 million was primarily due to the conversion of the Ocean Confidence, and to a lesser extent, upgrades of the Ocean Baroness and Ocean Epoch. See "-- Capital Resources." Cash usage increased $173.4 million primarily due to the Company's investment in marketable securities purchased with a portion of the proceeds from the issuance of the Debentures. A $33.3 million increase in cash was provided by proceeds from the sale of assets, primarily the sale of the Ocean Scotian in January 2000.

     Cash provided by financing activities for the year ended December 31, 2000 increased $358.7 million to $290.8 million, compared to $67.9 million cash used in financing activities in 1999. Sources of financing during

2000 consisted primarily of the Company's issuance of the Debentures, which resulted in net proceeds of approximately $392.6 million. The Company intends to use the net proceeds generated by the issuance of the Debentures for general corporate purposes. The Debentures were issued in June 2000 at a discount from their value at maturity on June 6, 2020. The Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Debentures, subject to adjustments in certain events. The Company will not pay interest on the Debentures prior to maturity unless it elects to convert the Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Company has the right to redeem the Debentures, in whole or in part, after June 6, 2005 for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Debentures on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

     On March 7, 2001, the Company announced its decision to redeem, on April 6, 2001, all of its outstanding 3.75% convertible subordinated notes due 2007 (the "Notes") at a redemption price of 102.08% of the principal amount thereof, together with interest accrued to (but not including) the redemption date. These Notes are convertible on or before the close of business on April 5, 2001 into shares of the Company's common stock at a conversion price of $40.50 per share, subject to adjustment in certain circumstances. If none of the Notes outstanding are converted into common stock prior to April 6, 2001, the redemption of all of the outstanding Notes would result in a charge of $7.9 million after-tax and reported as an extraordinary loss in the second quarter of 2001.

     Additional sources of financing during 2000 included a lease-leaseback agreement (the "Agreement"), which resulted in net proceeds of approximately $54.7 million. The Agreement between the Company and a European bank was entered into in December 2000. The Agreement provided for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the Agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

     Also contributing to cash provided by financing activities in 2000 were premiums received of $3.9 million for the August 2000 sale of put options covering 750,000 common shares. The options gave the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $37.85 per share at anytime prior to expiration through February 2001. The Company had the option to settle in cash or shares of its common stock. All of these options were unexercised and expired by the end of February 2001. On February 27, 2001, the Company received premiums of $3.1 million for the sale of put options covering 500,000 common shares. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $40.00 per share at anytime prior to expiration in February 2002. The Company has the option to settle in cash or shares of common stock.

     Cash used in financing activities for the year ended December 31, 2000 of $160.5 million resulted primarily from the purchase of treasury stock and from dividends paid to stockholders. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. During 2000, the Company purchased 2.7 million shares of its common stock at an aggregate cost of $93.0 million, or at an average cost of $34.36 per share. The Company did not purchase any of its common stock during 1999. Effective December 31, 2000, the Company retired all 6,223,200 shares of its treasury stock at an aggregate cost of $181.7 million. See Note 1 to the Company's Consolidated Financial Statements in Item 8 of this report.

     Other sources of liquidity include the Company's $20.0 million short-term revolving credit agreement with a U.S. bank. The agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. In April 2000, the credit agreement was amended to revise these interest rates and commitment fees. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of December 31, 2000, there were no outstanding borrowings under this agreement and the Company was in compliance with each of the covenants and provisions.

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

     During the year ended December 31, 2000, the Company expended $250.9 million, including capitalized interest expense, for rig upgrades, primarily for the conversion of the Ocean Confidence. Also included in this amount was approximately $16.0 million expended for variable deckload and water depth capability upgrades on the Ocean Epoch. The Company expects to spend approximately $144.8 million for rig upgrade capital expenditures during 2001 which are primarily costs associated with the deepwater upgrade of the Ocean Baroness. Included in this amount is approximately $20.0 million for accommodations and stability enhancement upgrades on the Ocean Nomad.

     The significant upgrade of the Company's semisubmersible, the Ocean Baroness, to high specification capabilities will be an enhanced version of the Company's previous Victory-class upgrades. The upgrade includes the following enhancements: capability for operation in 6,500 foot water depths; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25 foot by 90 foot moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 6,500 feet should be achievable utilizing preset taut-leg mooring systems on a case by case basis. The initial estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180.0 million with an expected delivery date of February 2002. During the year ended December 31, 2000, the Company expended $21.9 million for the deepwater upgrade of the Ocean Baroness.

     The conversion of the Ocean Confidence from an accommodation vessel to a semisubmersible drilling unit was completed and the rig was accepted by the customer on January 5, 2001 at which time it began a five-year drilling program in the Gulf of Mexico. The following enhancements were made to the drilling unit: the capability for operation in 7,500 foot water depths; approximately 6,000 metric tons variable deckload; a 15,000 psi blow-out prevention system; and four mud pumps to complement the existing Class III dynamic-positioning system. The net cost of conversion for this rig was approximately $450.0 million. Future revenues to be generated by the Ocean Confidence under its five-year contract are estimated to be $311.5 million including the effect of the $8.1 million reduction that resulted from the late delivery of the rig. Additional revenue reductions could occur during the first two wells under the drilling contract based on the nature of any downtime. The rig was evaluated for impairment in accordance with Statement of Financial Accounting

Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and no instance of impairment was noted.

     During the year ended December 31, 2000, the Company expended $73.0 million in association with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included purchases of king-post cranes, anchor chain, riser, and other drilling equipment. The Company has budgeted $106.0 million for 2001 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

     The Company continues to consider transactions, which include, but are not limited to, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of these potential transactions reviewed by the Company would, if completed, result in its entering new lines of business. In general, however, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such an agreement in the future and such acquisition could result in a material expansion of its existing operations or result in the Company entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, DOTS, from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During 2000, DOTS contributed operating income of $1.0 million to the Company's consolidated results of operations primarily from the completion of four turnkey projects in the Gulf of Mexico, one international turnkey project and integrated services provided in Aberdeen, Scotland. During 1999, DOTS contributed operating income of $0.3 million to the Company's consolidated results of operations primarily from four turnkey wells completed in the Gulf of Mexico and integrated services in Aberdeen, Scotland.

OTHER

     Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include the U.K., Australia, Brazil and Indonesia. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. At present, only contracts covering the Company's six rigs currently operating in Brazil are payable both in U.S. dollars and the local currency. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and the local currencies in the U.K., Australia or Indonesia for operating costs payable in these currencies, although it may seek to do so in the future.

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

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, has not had nor is it expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin through its subsequent revised releases SAB No. 101A and SAB No. 101B was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of this bulletin did not have any impact on the results of operations or equity of the Company.

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including but not limited to, expenditures related to the deepwater upgrade of the Ocean Baroness (see "-- Liquidity" and "-- Capital Resources"), and the impact of currency risk to the Company's future results of operations (see "-- Other"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the SEC include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included in this Item 7A is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements" in Item 7 of this report.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

     The Company's financial instruments that are potentially sensitive to changes in interest rates include the Company's convertible subordinated notes, the Debentures and investments in debt securities, including U.S. Treasury securities, treasury inflation-indexed protective bonds ("TIP's"), and collateralized mortgage obligations ("CMO's").

     The Company's convertible subordinated notes, which are due February 15, 2007, have a stated interest rate of 3.75% and an effective interest rate of 3.93%. At December 31, 2000, the fair value of these notes, based on quoted market prices, was approximately $440.2 million, compared to a carrying amount of approximately $400.0 million. At December 31, 2000, the fair value of the Company's Debentures, based on quoted market prices, was approximately $406.2 million, compared to a carrying amount of $410.2 million.

     At December 31, 2000, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury, excluding TIP's and CMO's, was approximately $149.1 million, which includes an unrealized holding gain of $0.1 million. These securities bear interest rates ranging from 6.0% to 6.5% and are U.S. government-backed, generally short-term, and readily marketable.

     The fair market value of the Company's investment in TIP's at December 31, 2000 was approximately $267.0 million, which includes an unrealized holding gain of $1.0 million. These securities bear a fixed interest rate of 3.625% and have an inflation-adjusted principal. The amount of each semiannual interest payment is based on the securities' inflation-adjusted principal amount on an interest payment date and, at maturity, the securities will be redeemed at the greater of their inflation-adjusted principal or par amount at original issue. The TIP's are short-term and readily marketable.

     The fair market value of the Company's investment in CMO's at December 31, 2000 was approximately $301.2 million, which includes an unrealized holding gain of $3.8 million. These securities bear interest rates ranging from 7.0% to 8.0%. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

     At December 31, 2000, the fair value of the Company's investment in equity securities was approximately $0.4 million, which includes an unrealized holding gain of $0.2 million.

     Based on the nature of these financial instruments and in consideration of past market movements and reasonably possible near-term market movements, the Company does not believe that potential near-term gains and/or losses in future earnings, fair values, or cash flows are likely to be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Houston, Texas
January 23, 2001
(except for paragraph 3 of Note 7
  to the Consolidated Financial
  Statements which is dated
  March 7, 2001)

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  144,456   $  112,316
  Marketable securities.....................................     717,678      529,042
  Accounts receivable.......................................     153,452      143,569
  Rig inventory and supplies................................      40,698       38,760
  Prepaid expenses and other................................      44,673       36,605
                                                              ----------   ----------
          Total current assets..............................   1,100,957      860,292
Drilling and other property and equipment, net of
  accumulated depreciation..................................   1,902,415    1,737,905
Goodwill, net of accumulated amortization...................      55,205       73,174
Other assets................................................      20,929        9,658
                                                              ----------   ----------
          Total assets......................................  $3,079,506   $2,681,029
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $    9,732   $       --
  Accounts payable..........................................      59,021       72,630
  Accrued liabilities.......................................      53,923       44,051
  Taxes payable.............................................         337       18,720
                                                              ----------   ----------
          Total current liabilities.........................     123,013      135,401
Long-term debt..............................................     856,559      400,000
Deferred tax liability......................................     316,627      291,213
Other liabilities...........................................      15,454       12,193
                                                              ----------   ----------
          Total liabilities.................................   1,311,653      838,807
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock (par value $0.01, 25,000,000 shares
     authorized, none issued and outstanding)...............          --           --
  Common stock (par value $0.01, 500,000,000 shares
     authorized, 133,150,477 issued and outstanding at
     December 31, 2000 and 139,342,381 shares issued and
     135,824,281 outstanding at December 31, 1999)..........       1,332        1,393
  Additional paid-in capital................................   1,248,665    1,302,841
  Retained earnings.........................................     517,186      635,943
  Accumulated other comprehensive gains (losses)............         670       (9,229)
  Treasury stock, at cost...................................          --      (88,726)
                                                              ----------   ----------
          Total stockholders' equity........................   1,767,853    1,842,222
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $3,079,506   $2,681,029
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   --------   ----------
Revenues....................................................  $659,436   $821,024   $1,208,801
Operating expenses:
  Contract drilling.........................................   433,091    431,523      484,625
  Depreciation and amortization.............................   145,596    142,963      130,271
  General and administrative................................    23,803     22,877       25,324
                                                              --------   --------   ----------
          Total operating expenses..........................   602,490    597,363      640,220
                                                              --------   --------   ----------
Operating income............................................    56,946    223,661      568,581
Other income (expense):
  Gain on sale of assets....................................    14,324        231          418
  Interest income...........................................    49,525     34,985       30,565
  Interest expense..........................................   (10,272)    (9,212)     (14,487)
  Other, net................................................       344     (9,302)       5,154
                                                              --------   --------   ----------
Income before income tax expense............................   110,867    240,363      590,231
Income tax expense..........................................   (38,586)   (84,292)    (206,572)
                                                              --------   --------   ----------
Net income..................................................  $ 72,281   $156,071   $  383,659
                                                              ========   ========   ==========
Net income per share:
  Basic.....................................................  $   0.53   $   1.15   $     2.78
                                                              ========   ========   ==========
  Diluted...................................................  $   0.53   $   1.11   $     2.66
                                                              ========   ========   ==========
Weighted average shares outstanding:
  Shares of common stock....................................   135,164    135,822      138,020
  Dilutive potential shares of common stock.................     9,876      9,876        9,876
                                                              --------   --------   ----------
          Total weighted average shares of common stock
            outstanding.....................................   145,040    145,698      147,896
                                                              ========   ========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                   ACCUMULATED
                                                                     RETAINED         OTHER
                                   COMMON STOCK       ADDITIONAL     EARNINGS     COMPREHENSIVE      TREASURY STOCK
                               --------------------    PAID-IN     (ACCUMULATED       GAINS       ---------------------
                                 SHARES      AMOUNT    CAPITAL       DEFICIT)       (LOSSES)        SHARES      AMOUNT
                               -----------   ------   ----------   ------------   -------------   ----------   --------
December 31, 1997............  139,309,948   $1,393   $1,302,712    $ 233,350        $(1,928)             --         --
Net income...................           --      --            --      383,659             --              --         --
Treasury stock purchases.....           --      --            --           --             --       3,518,100   $(88,726)
Dividends to stockholders....           --      --            --      (69,226)            --              --         --
Stock options exercised......       23,687      --            94           --             --              --         --
Exchange rate changes, net...           --      --            --           --           (291)             --         --
Loss on investments, net.....           --      --            --           --         (5,779)             --         --
                               -----------   ------   ----------    ---------        -------      ----------   --------
December 31, 1998............  139,333,635   1,393     1,302,806      547,783         (7,998)      3,518,100    (88,726)
                               -----------   ------   ----------    ---------        -------      ----------   --------
Net income...................           --      --            --      156,071             --              --         --
Dividends to stockholders....           --      --            --      (67,911)            --              --         --
Stock options exercised......        8,746      --            35           --             --              --         --
Exchange rate changes, net...           --      --            --           --           (983)             --         --
Loss on investments, net.....           --      --            --           --           (248)             --         --
                               -----------   ------   ----------    ---------        -------      ----------   --------
December 31, 1999............  139,342,381   1,393     1,302,841      635,943         (9,229)      3,518,100    (88,726)
                               -----------   ------   ----------    ---------        -------      ----------   --------
Net income...................           --      --            --       72,281             --              --         --
Treasury stock
  Purchase...................           --      --            --           --             --       2,705,100    (92,959)
  Retirement.................   (6,223,200)    (62)      (58,193)    (123,430)            --      (6,223,200)   181,685
Dividends to stockholders....           --      --            --      (67,608)            --              --         --
Stock options exercised......       30,803       1           122           --             --              --         --
Put option premiums..........           --      --         3,875           --             --              --         --
Conversion of long-term
  debt.......................          493      --            20           --             --              --         --
Exchange rate changes, net...           --      --            --           --            506              --         --
Gain on investments, net.....           --      --            --           --          9,393              --         --
                               -----------   ------   ----------    ---------        -------      ----------   --------
December 31, 2000............  133,150,477   $1,332   $1,248,665    $ 517,186        $   670              --   $     --
                               ===========   ======   ==========    =========        =======      ==========   ========


                                   TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                               -------------
December 31, 1997............   $1,535,527
Net income...................      383,659
Treasury stock purchases.....      (88,726)
Dividends to stockholders....      (69,226)
Stock options exercised......           94
Exchange rate changes, net...         (291)
Loss on investments, net.....       (5,779)
                                ----------
December 31, 1998............    1,755,258
                                ----------
Net income...................      156,071
Dividends to stockholders....      (67,911)
Stock options exercised......           35
Exchange rate changes, net...         (983)
Loss on investments, net.....         (248)
                                ----------
December 31, 1999............    1,842,222
                                ----------
Net income...................       72,281
Treasury stock
  Purchase...................      (92,959)
  Retirement.................           --
Dividends to stockholders....      (67,608)
Stock options exercised......          123
Put option premiums..........        3,875
Conversion of long-term
  debt.......................           20
Exchange rate changes, net...          506
Gain on investments, net.....        9,393
                                ----------
December 31, 2000............   $1,767,853
                                ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------   --------   --------
Net income..................................................  $72,281   $156,071   $383,659
Other comprehensive gains (losses), net of tax:
  Foreign currency translation gain (loss)..................      506       (983)      (291)
  Unrealized holding gain (loss) on investments.............    3,259     (5,903)    (5,797)
     Reclassification adjustment for losses included in net
       income...............................................    6,134      5,655         18
                                                              -------   --------   --------
          Total other comprehensive gain (loss).............    9,899     (1,231)    (6,070)
                                                              -------   --------   --------
Comprehensive income........................................  $82,180   $154,840   $377,589
                                                              =======   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
Operating activities:
  Net income..............................................  $  72,281   $ 156,071   $ 383,659
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................    145,596     142,963     130,271
     Gain on sale of assets...............................    (14,324)       (231)       (418)
     (Gain) loss on sale of investment securities.........      2,397         522      (1,116)
     Impairment write-down of investment securities.......         --      10,671          --
     Deferred tax provision...............................     26,155      38,529      61,403
     Accretion of discount on investment securities.......     (7,535)     (9,316)    (14,568)
     Amortization of debt issuance costs..................        864         541         521
     Amortization of discount on zero coupon convertible
       debentures.........................................      8,033          --          --
  Changes in operating assets and liabilities:
     Accounts receivable..................................     (9,883)     90,279     (26,153)
     Rig inventory and supplies and other current
       assets.............................................     (9,190)     (7,527)    (21,911)
     Other assets, non-current............................       (604)     (2,639)       (705)
     Accounts payable and accrued liabilities.............     (4,592)    (30,540)     40,534
     Taxes payable........................................    (12,658)     11,193      (3,867)
     Other liabilities, non-current.......................      3,261        (881)        835
  Other, net..............................................      1,234      (1,513)     (1,301)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    201,035     398,122     547,184
                                                            ---------   ---------   ---------
Investing activities:
  Capital expenditures....................................   (323,924)   (324,133)   (224,474)
  Proceeds from sale of assets............................     33,279         662       1,011
  Net change in marketable securities.....................   (169,048)      4,343    (167,818)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (459,693)   (319,128)   (391,281)
                                                            ---------   ---------   ---------
Financing activities:
  Acquisition of treasury stock...........................    (92,959)         --     (88,726)
  Proceeds from sale of put options.......................      3,875          --          --
  Payment of dividends....................................    (67,608)    (67,911)    (69,226)
  Proceeds from stock options exercised...................        123          35         289
  Issuance of zero coupon convertible debentures..........    402,178          --          --
  Debt issuance costs-zero coupon convertible
     debentures...........................................     (9,556)         --          --
  Lease-leaseback agreement...............................     55,000          --          --
  Arrangement fees-lease-leaseback agreement..............       (255)         --          --
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................    290,798     (67,876)   (157,663)
                                                            ---------   ---------   ---------
Net change in cash and cash equivalents...................     32,140      11,118      (1,760)
  Cash and cash equivalents, beginning of year............    112,316     101,198     102,958
                                                            ---------   ---------   ---------
  Cash and cash equivalents, end of year..................  $ 144,456   $ 112,316   $ 101,198
                                                            =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly owned subsidiary prior to the initial public offering in October 1995 (the "Common Stock Offering"), owns 52.6 percent of the outstanding common stock of the Company.

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

Cash and Cash Equivalents

     Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents.

Marketable Securities

     The Company's investments are classified as available for sale and stated at fair value under the terms of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive gains (losses)" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

     Cash payments made for interest on long-term debt, including commitment fees, were $15.0 million during each of the years ended December 31, 2000, 1999 and 1998. Cash payments made for income taxes, net of refunds, during the years ended December 31, 2000, 1999, and 1998 were $25.8 million, $35.0 million, and $151.3 million, respectively.

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

Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $24.1 million during the year ended December 31, 2000, and $15.5 million during each of the years ended December 31, 1999 and 1998. Interest cost capitalized during the years ended December 31, 2000, 1999, and 1998 was $13.8 million, $6.3 million, and $1.0 million, respectively.

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluated its high-specification semisubmersible, the Ocean Confidence, for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and no instance of impairment was noted.

Goodwill

     Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the years ended December 31, 2000, 1999, and 1998 totaled $4.5 million, $5.3 million, and $6.5 million, respectively.

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

Treasury Stock

     Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the year ended December 31, 2000, the Company purchased 2.7 million shares of its common stock at an aggregate cost of $93.0 million, or at an average cost of $34.36 per share. The Company did not repurchase any of its common stock during the year ended December 31, 1999. Effective December 31, 2000, the Company retired all 6,223,200 shares of its treasury stock at an aggregate cost of $181.7 million.

Common Equity Put Options

     In August 2000, in connection with its ongoing stock repurchase program, the Company sold put options covering 750,000 common shares. The options gave the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $37.85 at anytime prior to expiration through February 2001. The Company had the option to settle in cash or shares of common stock. Premiums received for these options of $3.9 million are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets. All of these options were unexercised and expired by the end of February 2001.

     On February 27, 2001, the Company received premiums of $3.1 million for the sale of put options covering 500,000 common shares. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $40.00 at anytime prior to expiration in February 2002. The Company has the option to settle in cash or shares of common stock.

Revenue Recognition

     Income from dayrate drilling contracts is recognized currently. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract unless there is a net mobilization cost in which case the cost is recognized currently. Absent a contract, mobilization costs are also recognized currently. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract.

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

Currency Translation

     The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at year-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Accumulated other comprehensive gains/(losses)." Currency transaction gains and losses are included in the Consolidated Statements of Income in "Other income (expense)." Additionally, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results currently.

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

2. EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000          1999          1998
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income -- basic (numerator):
  Net income.........................................    $ 72,281      $156,071      $383,659
  Effect of dilutive potential shares
          Convertible notes..........................       4,249         5,988         9,419
                                                         --------      --------      --------
Net income including conversions.....................    $ 76,530      $162,059      $393,078
                                                         ========      ========      ========
Weighted average shares -- basic (denominator):
  Weighted average shares............................     135,164       135,822       138,020
  Effect of dilutive potential shares
          Convertible notes..........................       9,876         9,876         9,876
                                                         --------      --------      --------
Weighted average shares including conversions........     145,040       145,698       147,896
                                                         ========      ========      ========
Earnings per share:
  Basic..............................................    $   0.53      $   1.15      $   2.78
                                                         ========      ========      ========
  Diluted............................................    $   0.53      $   1.11      $   2.66
                                                         ========      ========      ========

     On February 4, 1997, the Company issued $400.0 million of 3.75% convertible subordinated notes (the "Notes") due February 15, 2007. The Notes are convertible into approximately 9.8 million shares of the Company's common stock at any time prior to February 15, 2007 at a conversion price of $40.50 per share. The number of shares outstanding for the periods presented were increased to include the weighted average number of shares issuable assuming full conversion of the notes.

     On June 6, 2000, the Company issued 20-year zero coupon convertible debentures (the "Debentures"). The Debentures were issued at a discount with a yield to maturity of 3.50% per year. The Debentures are convertible into approximately 6.9 million shares of the Company's common stock at any time prior to June 6, 2020 at a fixed conversion rate of 8.6075 shares per Debenture. The computation of diluted earnings per share ("EPS") does not assume conversion of the Debentures for the year ended December 31, 2000 since there would be an antidilutive effect on EPS.

     At the 2000 Annual Meeting of Stockholders on May 16, 2000, the Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (the "Stock Option Plan") was approved. There were 109,000 non-qualified stock options outstanding at December 31, 2000. Non-qualified stock options granted in July 2000 to purchase 2,500 shares of common stock at an exercise price of $35.72 per share were included in the computation of diluted EPS for the periods presented since the options' exercise price was less than the average market price of the common stock. However, the incremental shares calculated were immaterial for presentation purposes.

     The options to originally purchase up to 1.0 million shares of common stock assumed in the merger with Arethusa (the "Arethusa Options") have not been included as dilutive potential shares. The effect on the computation of EPS, had the Arethusa Options been included, was not material. All unexercised Arethusa Options had expired as of August 31, 2000. At December 31, 1999 and 1998, there were Arethusa Options outstanding for the purchase of approximately 39,000 and 48,000 shares of common stock, respectively.

     In August 2000, the Company sold put options covering 750,000 common shares at an exercise price of $37.85 per share. The options were outstanding through December 31, 2000 but were not included in the computation of diluted EPS for 2000 because the options' exercise price was less than the average market price of the common stock.

3. MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:

                                                              DECEMBER 31, 2000
                                                       --------------------------------
                                                                  UNREALIZED
                                                                     GAIN       MARKET
                                                         COST       (LOSS)      VALUE
                                                       --------   ----------   --------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
  Due within one year................................  $149,005     $   60     $149,065
  Due after one year through five years..............   265,981      1,045      267,026
Collateralized mortgage obligations..................   297,446      3,757      301,203
Equity securities....................................       231        153          384
                                                       --------     ------     --------
          Total......................................  $712,663     $5,015     $717,678
                                                       ========     ======     ========

                                                              DECEMBER 31, 1999
                                                       --------------------------------
                                                                  UNREALIZED
                                                                     GAIN       MARKET
                                                         COST       (LOSS)      VALUE
                                                       --------   ----------   --------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
  Due within one year................................  $259,090    $(1,123)    $257,967
  Due after one year through five years..............   124,935     (2,180)     122,755
Collateralized mortgage obligations..................   153,004     (6,130)     146,874
Equity securities....................................     1,446         --        1,446
                                                       --------    -------     --------
          Total......................................  $538,475    $(9,433)    $529,042
                                                       ========    =======     ========

     All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

     During the year ended December 31, 2000, certain debt securities due within one year were sold or matured for proceeds of $757.6 million, resulting in an after-tax realized loss of $0.8 million. Certain debt securities due after one year were sold for proceeds of $222.3 million during the year ended December 31, 2000, with a resulting after-tax realized gain of $0.5 million. Collateralized mortgage obligations were sold for proceeds of $348.7 million during the year ended December 31, 2000, with a resulting after-tax realized gain of $1.1 million. Collateralized mortgage obligation principals were reduced by $14.5 million during the year. The after-tax realized losses were immaterial. Also during the year ended December 31, 2000, certain equity securities were sold for proceeds of $2.1 million, with a resulting after-tax realized gain of $0.6 million.

     At December 31, 1999, the market value of the Company's investment in equity securities was $1.4 million, which included an unrealized loss of $10.7 million. Because this decline in value was judged to be other than temporary, the cost of the securities was written down from $12.1 million to $1.4 million at December 31, 1999 and a corresponding after-tax impairment loss of $6.9 million was charged against net income for the year ended December 31, 1999.

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

4. DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Drilling rigs and equipment.................................  $2,155,924   $2,095,613
Construction work in progress...............................     474,154      241,102
Land and buildings..........................................      14,224       13,992
Office equipment and other..................................      18,480       17,552
                                                              ----------   ----------
          Cost..............................................   2,662,782    2,368,259
Less accumulated depreciation...............................    (760,367)    (630,354)
                                                              ----------   ----------
          Drilling and other property and equipment, net....  $1,902,415   $1,737,905
                                                              ==========   ==========

     Construction work in progress in 2000 included approximately $450.0 million for the conversion of the Ocean Confidence. In January 2001, this amount was reclassed from construction work in progress to drilling rigs and equipment due to the completion of the conversion of the rig from an accommodation vessel to a semisubmersible drilling unit. The customer accepted the rig on January 5, 2001 at which time it began a five-year drilling program in the Gulf of Mexico.

     In January 2000, the Company sold a jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in a gain of $13.9 million ($9.0 million after-tax). The rig had been cold stacked offshore The Netherlands prior to the sale.

5. GOODWILL

     The merger with Arethusa generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill is summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 82,628   $ 96,112
Less accumulated amortization...............................   (27,423)   (22,938)
                                                              --------   --------
          Total.............................................  $ 55,205   $ 73,174
                                                              ========   ========

     During the years ended December 31, 2000 and 1999, adjustments of $13.5 million and $31.3 million, respectively, were recorded to reduce goodwill before accumulated amortization. The adjustments represent tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount.

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Personal injury and other claims............................  $21,565   $18,219
Payroll and benefits........................................   22,688    16,281
Interest payable............................................    5,870     5,667
Other.......................................................    3,800     3,884
                                                              -------   -------
          Total.............................................  $53,923   $44,051
                                                              =======   =======

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Convertible subordinated notes -- 3.75%.....................  $399,980   $400,000
Zero coupon convertible debentures -- 3.50%.................   410,211         --
Lease-leaseback agreement...................................    56,100         --
                                                              --------   --------
                                                               866,291    400,000
Less: Current maturities....................................     9,732         --
                                                              --------   --------
          Total.............................................  $856,559   $400,000
                                                              ========   ========

Convertible Subordinated Notes

     In February 1997, the Company issued $400.0 million of convertible subordinated notes due February 15, 2007. The Notes are convertible into shares of the Company's common stock, at a conversion price of $40.50 per share, subject to adjustment in certain circumstances. The Notes have a stated interest rate of 3.75% and an effective interest rate of 3.93%. Interest is payable semi-annually on each February 15 and August 15. In August 2000, $20,000 in Notes were converted into 493 shares of the Company's common stock.

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

     On March 7, 2001, the Company announced its decision to redeem, on April 6, 2001, all of its outstanding Notes at a redemption price of 102.08% of the principal amount thereof, together with interest accrued to (but not including) the redemption date. These Notes are convertible on or before the close of business on April 5, 2001 into shares of the Company's common stock at a conversion price of $40.50 per share, subject to adjustment in certain circumstances. If none of the Notes outstanding are converted into common stock prior to April 6, 2001, the redemption of all of the outstanding Notes would result in a charge of $7.9 million after-tax and reported as an extraordinary loss in the second quarter of 2001.

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

     The Company has the right to redeem the Debentures, in whole or in part, after June 6, 2005 for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Debentures on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

Lease-Leaseback Agreement

     In December 2000, the Company entered into a lease-leaseback agreement (the "Agreement") with a European bank. The Agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the Agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

Credit Agreement

     In April 1999, the Company entered into a $20.0 million short-term revolving credit agreement with a U.S. bank. The credit agreement provides for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. In April 2000, the credit agreement was amended to revise these interest rates and commitment fees. The Company intends to use the facility primarily for letters of credit that the Company must post, from time to time, for bid and performance guarantees required in certain parts of the world. The credit agreement contains certain financial and other covenants and provisions that must be maintained by the Company for compliance. As of December 31, 2000, there were no outstanding borrowings under this credit agreement and the Company was in compliance with each of the covenants and provisions.

8. COMPREHENSIVE INCOME

     The income tax effects allocated to the components of other comprehensive income are as follows:

                                                           YEAR ENDED DECEMBER 31, 2000
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation gain (loss).............   $   778      $  (272)      $  506
Unrealized gain (loss) on investments:
  Gain (loss) arising during 2000....................     5,014       (1,755)       3,259
  Reclassification adjustment........................     9,437       (3,303)       6,134
                                                        -------      -------       ------
  Net unrealized gain (loss).........................    14,451       (5,058)       9,393
                                                        -------      -------       ------
Other comprehensive income (loss)....................   $15,229      $(5,330)      $9,899
                                                        =======      =======       ======

                                                           YEAR ENDED DECEMBER 31, 1999
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation gain (loss).............   $(1,512)     $   529      $  (983)
Unrealized gain (loss) on investments:
  Gain (loss) arising during 1999....................    (9,081)       3,178       (5,903)
  Reclassification adjustment........................     8,700       (3,045)       5,655
                                                        -------      -------      -------
  Net unrealized gain (loss).........................      (381)         133         (248)
                                                        -------      -------      -------
Other comprehensive income (loss)....................   $(1,893)     $   662      $(1,231)
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
                                                        ========      ======      =======

9. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases, which expire through the year 2005. Total rent expense amounted to $1.2 million, $1.4 million, and $1.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. Minimum future rental payments under leases are approximately $0.6 million, $0.3 million, $30,000, $22,000 and $14,000 for the years 2001 to 2005, respectively. There are no minimum future rental payments under leases after the year 2005.

     The Company is contingently liable as of December 31, 2000 in the amount of $32.0 million under certain performance, bid, customs and export bonds. On the Company's behalf, banks have issued letters of credit securing certain of these bonds.

     Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified at this time, however, a hearing on class certification is scheduled for the second week of May 2001. The lawsuit is seeking damages as well as attorney's fees and costs. The Company believes that the case is without merit and is vigorously contesting liability.

     In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was made in accordance with the terms of the contract and was not the result of performance failures by the Company or its equipment. The Company believed that the contract required the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believed that there was no further obligation under the contract and refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee. In January 2001, the Company and the customer entered into an out-of-court settlement of the claim. The Company received $7.3 million from the customer which will be included in the Company's Consolidated Statements of Income in the first quarter of 2001. Separately, the Company entered into contracts with the customer to work two of its rigs at favorable dayrates; both of which are scheduled to begin work during the first quarter of 2001.

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

10. FINANCIAL INSTRUMENTS

Concentrations of Credit and Market Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash and trade accounts receivable, and investments in debt and equity securities, including treasury inflation-indexed protective bonds ("TIP's") and collateralized mortgage obligations ("CMO's"). The Company places its temporary excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable are limited primarily due to the entities comprising the Company's customer base. Since the market for the Company's services is the offshore oil and gas industry, this customer base consists primarily of major oil companies and independent oil and gas producers. The Company provides allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented and, historically, the Company has not experienced significant losses on trade receivables. The Company's investments in debt securities, which are primarily U.S. government securities, do not impose a significant market risk on the Company as they are generally short-term with ready marketability. TIP's are not considered high-risk investments. While the amount of each semiannual interest payment is based on the security's inflation-adjusted principal amount on an interest payment date, if at maturity the inflation-adjusted principal is less than the security's par amount, the U.S. government pays an additional amount so that the inflation-adjusted principal equals the par amount. Investments in CMO's are not considered high-risk as they consist of high quality mortgage-backed securities and are principal-only certificates, which eliminates the risk of potential loss related to prepayment.

Fair Values

     The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. At December 31, 2000 and 1999, the fair value of the Notes was approximately $440.2 million and $403.9 million, respectively, compared to a carrying amount of approximately $400.0 million. At December 31, 2000, the fair value of the Debentures was approximately $406.2 million compared to a carrying amount of approximately $410.2 million.

     The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 2000 and 1999. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

     Cash and cash equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.

     Marketable securities -- The fair values of the debt and equity securities, including TIP's and CMO's, available for sale were based on quoted market prices as of December 31, 2000 and 1999.

     Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

     Long-term debt -- The fair value was based on the quoted market price from brokers of the Notes and Debentures.

11. RELATED PARTY TRANSACTIONS

     The Company and Loews have entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement, unless due to the gross negligence or willful misconduct of Loews. The Company was charged $0.4 million, $0.3 million, and $0.4 million by Loews for these support functions during the years ended December 31, 2000, 1999, and 1998, respectively.

12. STOCK OPTION PLAN

     On March 28, 2000, the Company adopted the Stock Option Plan, which was approved by its stockholders on May 16, 2000. Under the terms of the plan, certain of the Company's employees, consultants and non-employee directors may be granted options to purchase stock at no less than 100% of the fair market value of the stock on the date the option is granted. Such plan reserved for issuance up to 750,000 shares of the Company's common stock, none of which had been issued as of December 31, 2000. Unless otherwise specified by the Board of Directors at the time of the grant, stock options have a maximum term of ten years, subject to earlier termination under certain conditions and vest over four years.

     The following table summarizes the stock option activity related to the Stock Option Plan:

                                                                         2000
                                                              --------------------------
                                                                        WEIGHTED-AVERAGE
                                                              OPTIONS    EXERCISE PRICE
                                                              -------   ----------------
Outstanding, January 1......................................       --        $   --
Granted.....................................................  113,000         42.84
Forfeited...................................................   (4,000)        43.03
                                                              -------        ------
Outstanding, December 31....................................  109,000        $42.83
                                                              =======        ======

     The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                  OPTIONS OUTSTANDING
                    ------------------------------------------------         OPTIONS EXERCISABLE
                               WEIGHTED-AVERAGE                          ---------------------------
   RANGE OF                       REMAINING         WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES     NUMBER     CONTRACTUAL LIFE      EXERCISE PRICE      NUMBER      EXERCISE PRICE
---------------     ------     ----------------     ----------------     ------     ----------------
$35.72-$43.03       109,000        9.4 years             $42.83           5,000          $38.75

     The Company accounts for the Stock Option Plan in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted under the plan. Had compensation expense for the Company's stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 2000
                                                          --------------------
                                                          (IN THOUSANDS EXCEPT
                                                           PER SHARE AMOUNTS)
Net Income:
  As reported............................................       $72,281
  Pro forma..............................................       $71,918
Earnings Per Share of Common Stock:
  As reported............................................       $  0.53
  Pro forma..............................................       $  0.53
Earnings Per Share of Common Stock -- assuming dilution:
  As reported............................................       $  0.53
  Pro forma..............................................       $  0.53

     The per share weighted-average fair value of stock options granted during 2000 was $26.71. The fair value of each stock option granted was estimated on the date of grant using the Binomial Option Pricing Model. Assumptions used in the model included a weighted average risk-free interest rate of 6.71%, an expected life of options of six years, expected volatility of the Company's stock price of 69% and an expected dividend yield on the Company's stock of 1.25%.

13. INCOME TAXES

     An analysis of the Company's income tax expense is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
U.S. -- current........................................  $ 7,981   $15,830   $110,379
U.S. -- deferred.......................................   26,155    38,529     61,403
Non-U.S. -- current....................................    4,450    29,933     34,790
                                                         -------   -------   --------
          Total........................................  $38,586   $84,292   $206,572
                                                         =======   =======   ========

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $   8,990   $  12,061
  Worker's compensation accruals(1).........................      4,635       2,978
  Foreign tax credits.......................................     30,214      24,121
  Other(2)..................................................      4,227      14,849
                                                              ---------   ---------
          Total deferred tax assets.........................     48,066      54,009
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation and amortization.............................   (300,969)   (284,264)
  Undistributed earnings of non-U.S. subsidiaries...........    (37,193)    (32,546)
  Non-U.S. deferred taxes...................................    (14,684)    (15,402)
  Other.....................................................     (7,076)    (10,032)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (359,922)   (342,244)
                                                              ---------   ---------
          Net deferred tax liability........................  $(311,856)  $(288,235)
                                                              =========   =========

---------------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

(2) In 2000, approximately $136,000 reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     Except for selective dividends, the Company's practice prior to 1997 was to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on such earnings. Undistributed earnings of non-U.S. subsidiaries generated prior to 1997 for which no U.S. deferred income tax provision has been made for possible future remittances totaled approximately $46.6 million at December 31, 2000. In addition, the Company has negative undistributed earnings of non-U.S. subsidiaries generated prior to 1997 of $66.8 million at December 31, 2000 for which no deferred tax benefit has been recognized. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes, if any, that might be payable on the actual or deemed remittance of such earnings. On actual remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.

     The Company believes it is probable that its deferred tax assets of $48.1 million will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences. However, if the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance will be required as a charge to expense.

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

     In connection with the merger with Arethusa, the Company acquired net operating loss ("NOL") carryforwards available to offset future taxable income. The utilization of these NOL carryforwards is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). For the year ended December 31, 2000, the Company utilized $8.8 million of such carryforwards and has previously recorded a deferred tax asset for the benefit of the remaining NOL carryforwards available for future years. Such carryforwards expire as follows:

                                                         TAX BENEFIT OF
                                                         NET OPERATING
YEAR                                                         LOSSES
----                                                     --------------
                                                         (IN THOUSANDS)
2007...................................................      $  547
2008...................................................       3,676
2009...................................................       3,901
2010...................................................         866
                                                             ------
          Total........................................      $8,990
                                                             ======

     The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Income before income tax expense:
  U.S. ..............................................  $ 97,118   $212,331   $532,378
  Non-U.S. ..........................................    13,749     28,032     57,853
                                                       --------   --------   --------
  Worldwide..........................................  $110,867   $240,363   $590,231
                                                       ========   ========   ========
Expected income tax expense at federal statutory
  rate...............................................  $ 38,803   $ 84,127   $206,581
Adjustment to prior year return......................       (69)        (4)        --
Other................................................      (148)       169         (9)
                                                       --------   --------   --------
          Income tax expense.........................  $ 38,586   $ 84,292   $206,572
                                                       ========   ========   ========

14. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

     The Company maintains defined contribution retirement plans for its U.S., U.K. and third country national ("TCN") employees. The plan for U.S. employees (the "401k Plan") is designed to qualify under Section 401k of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. Participants are fully vested immediately upon enrollment in the plan. For the years ended December 31, 2000, 1999, and 1998, the Company's provision for contributions was $6.2 million, $6.4 million and $5.7 million, respectively.

     The plan for U.K. employees provides that the Company contributes amounts equivalent to the employee's contributions generally up to a maximum of 5.25% of the employee's defined compensation per year. The Company's provision for contributions was $0.4 million for the year ended December 31, 2000 and $0.5 million for each of the years ended December 31, 1999 and 1998.

     The plan for the Company's TCN employees was effective April 1, 1998 and is similar to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. For the years ended December 31, 2000, 1999, and 1998, the Company's provision for contributions was $0.5 million, $0.6 million and $0.3 million, respectively.

Deferred Compensation and Supplemental Executive Retirement Plan

     The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes any portion of the 3.75% of the base salary contribution and the matching contribution to the 401k Plan that cannot be contributed because of the limitations within the Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10% of base compensation and/or up to 100% of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company's provision for contributions for the years ended December 31, 2000, 1999, and 1998 was not material.

Pension Plan

     The defined benefit pension plan established by Arethusa effective October 1, 1992 was frozen on April 30, 1996. At that date, all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa. Benefits are calculated and paid based on an employee's years of credited service and average compensation at the date the plan was frozen using an excess benefit formula integrated with social security covered compensation.

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

                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $12,023   $10,597   $ 9,365
  Interest cost.........................................      894       705       668
  Actuarial gain........................................       42     1,068       877
  Benefits paid.........................................     (378)     (347)     (313)
                                                          -------   -------   -------
  Benefit obligation at end of year.....................   12,581    12,023    10,597
                                                          -------   -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year........   14,427    12,571    12,971
  Actual return on plan assets..........................      641     2,203       (87)
  Benefits paid.........................................     (378)     (347)     (313)
                                                          -------   -------   -------
  Fair value of plan assets at end of year..............   14,690    14,427    12,571
                                                          -------   -------   -------
  Funded status.........................................    2,109     2,404     1,974
  Unrecognized loss/(gain)..............................      905       215      (394)
                                                          -------   -------   -------
  Prepaid benefit cost..................................  $ 3,014   $ 2,619   $ 1,580
                                                          =======   =======   =======

                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           -------   -------   ------
Weighted-average assumptions:
  Discount rate..........................................    7.50%     7.50%    6.75%
  Expected long-term rate................................    9.00%     9.00%    9.00%

                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Components of net periodic benefit cost:
  Interest cost.........................................  $  (894)  $  (705)  $  (668)
  Expected return on plan assets........................    1,289     1,118     1,154
  Amortization of gain..................................       --        --        63
                                                          -------   -------   -------
  Net periodic pension benefit income...................  $   395   $   413   $   549
                                                          =======   =======   =======

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

Similar Services

     Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000       1999        1998
                                                      --------   --------   ----------
                                                               (IN THOUSANDS)
High specification floaters.........................  $212,000   $262,571   $  286,875
Other semisubmersibles..............................   313,287    463,168      707,227
Jack-ups............................................   118,885     74,484      209,134
Integrated services.................................    23,298     32,769       26,876
Other...............................................       140         --           --
Eliminations........................................    (8,174)   (11,968)     (21,311)
                                                      --------   --------   ----------
          Total revenues............................  $659,436   $821,024   $1,208,801
                                                      ========   ========   ==========

Geographic Areas

     At December 31, 2000, the Company had drilling rigs located offshore six countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               2000       1999         1998
                                                             --------   ---------   ----------
                                                                      (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States............................................  $355,470   $ 420,123   $  692,648
  Foreign:
     Europe/Africa.........................................    69,495     178,254      292,579
     South America.........................................   177,891     133,528       84,518
     Australia/Southeast Asia..............................    56,580      89,119      139,056
                                                             --------   ---------   ----------
                                                              303,966     400,901      516,153
Interarea revenues from affiliates:
  United States............................................    98,367     114,393      169,322
  Other....................................................        --          --        7,284
                                                             --------   ---------   ----------
                                                               98,367     114,393      176,606
Eliminations...............................................   (98,367)   (114,393)    (176,606)
                                                             --------   ---------   ----------
          Total............................................  $659,436   $ 821,024   $1,208,801
                                                             ========   =========   ==========

     An individual foreign country may, from time to time, contribute a material percentage of the Company's total revenues from unaffiliated customers. For the years ended December 31, 2000, 1999, and 1998, individual countries that contributed 5% or more of the Company's total revenues from unaffiliated customers are listed below.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
Brazil......................................................  25.5%    15.5%     7.0%
United Kingdom..............................................   5.9%    10.0%    11.0%
Australia...................................................   5.8%     5.7%     5.3%
Angola......................................................   2.1%     7.5%     2.8%

     Long-lived tangible assets located in the United States and all foreign countries in which the Company holds assets as of December 31, 2000, 1999, and 1998 are listed below. A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Drilling and other property and equipment, net:
  United States..........................................  $1,312,031   $1,113,908   $1,073,862
  Foreign:
     South America.......................................     388,358      399,471      186,432
     Europe/Africa.......................................      81,401      154,378      233,753
     Australia/Southeast Asia............................     120,625       70,148       57,773
                                                           ----------   ----------   ----------
                                                              590,384      623,997      477,958
                                                           ----------   ----------   ----------
          Total..........................................  $1,902,415   $1,737,905   $1,551,820
                                                           ==========   ==========   ==========

     Brazil is currently the only individual country outside the United States with a material concentration of the Company's assets. Approximately 20.4%, 20.2%, and 12.0% of the Company's total drilling and other property and equipment were located in or offshore Brazil as of December 31, 2000, 1999, and 1998, respectively.

Major Customers

     The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. During the year ended December 31, 2000, two customers contributed 25.4% and 20.0% of total revenues, respectively. During the year ended December 31, 1999, two customers contributed 15.5% and 14.5% of total revenues, respectively. During the year ended December 31, 1998, one customer contributed 17.4% of total revenues.

16. UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 2000 and 1999 is shown below.

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues...................................  $167,828   $143,317   $157,348   $190,943
Operating income...........................    24,110     (2,098)     3,128     31,806
Income before income tax expense...........    45,426      5,675     16,068     43,698
Net income.................................    29,488      3,637     10,477     28,679
Net income per share:
  Basic....................................      0.22       0.03       0.08       0.21
  Diluted..................................      0.21       0.03       0.08       0.20
1999
Revenues...................................  $228,037   $215,337   $206,740   $170,910
Operating income...........................    75,661     74,909     50,168     22,923
Income before income tax expense...........    79,712     81,863     58,213     20,575
Net income.................................    51,818     53,227     37,846     13,180
Net income per share:
  Basic....................................      0.38       0.39       0.28       0.10
  Diluted..................................      0.37       0.37       0.27       0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   26
Consolidated Balance Sheets.................................   27
Consolidated Statements of Income...........................   28
Consolidated Statements of Stockholders' Equity.............   29
Consolidated Statements of Comprehensive Income.............   30
Consolidated Statements of Cash Flows.......................   31
Notes to Consolidated Financial Statements..................   32

          (2) Financial Statement Schedules

             No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

(3) Index of Exhibits.......................................    50

             See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K

     The Company made the following reports on Form 8-K during the fourth quarter of fiscal year 2000:

DATE OF REPORT                                        DESCRIPTION OF REPORT
--------------                                        ---------------------
November 8, 2000.........................   Item 9 Regulation FD disclosure
                                              (Informational only)
November 28, 2000........................   Item 9 Regulation FD disclosure
                                              (Informational only)
December 11, 2000........................   Item 9 Regulation FD disclosure
                                              (Informational only)

     (c) Index of Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1998).
          3.2            -- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1998).
          4.1            -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          4.2            -- Supplemental Indenture, dated as of February 4, 1997,
                            between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          4.3            -- Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
         10.1            -- Registration Rights Agreement (the "Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995 filed March 27, 1996).
         10.2            -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997, between Loews and the Company
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
         10.3            -- Services Agreement, dated October 16, 1995, between Loews and the Company (incorporated by reference to Exhibit
                            10.3 of the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995 filed March 27,
                            1996).
         10.4+           -- Diamond Offshore Deferred Compensation and Supplemental
                            Executive Retirement Plan effective December 17, 1996
                            (incorporated by reference to Exhibit 10.10 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996).
         10.5+           -- First Amendment to Diamond Offshore Deferred Compensation
                            and Supplemental Executive Retirement Plan dated March
                            18, 1998 (incorporated by reference to Exhibit 10.8 of
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997).
         10.6+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated
                            by reference to Exhibit 10.6 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
         10.7            -- Purchase Agreement, dated May 31, 2000, between the
                            Company and Credit Suisse First Boston Corporation
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8            -- Registration Rights Agreement, dated June 6, 2000,
                            between the Company and Credit Suisse First Boston
                            Corporation (incorporated by reference to Exhibit 10.2 of
                            the Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 6, 2000).
         12.1*           -- Statement re Computation of Ratios.
         21.1*           -- List of Subsidiaries of the Company.
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.

---------------

*  Filed herewith.

+  Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2001.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JAMES S. TISCH*                   Chairman of the Board and Chief   March 8, 2001
-----------------------------------------------------    Executive Officer
                   James S. Tisch

             /s/ LAWRENCE R. DICKERSON*                President, Chief Operating        March 8, 2001
-----------------------------------------------------    Officer and Director
                Lawrence R. Dickerson

                 /s/ GARY T. KRENEK*                   Vice President and Chief          March 8, 2001
-----------------------------------------------------    Financial Officer (Principal
                   Gary T. Krenek                        Financial Officer)

                 /s/ BETH G. GORDON*                   Controller (Principal Accounting  March 8, 2001
-----------------------------------------------------    Officer)
                   Beth G. Gordon

                 /s/ ALAN R. BATKIN*                   Director                          March 8, 2001
-----------------------------------------------------
                   Alan R. Batkin

               /s/ HERBERT C. HOFMANN*                 Director                          March 8, 2001
-----------------------------------------------------
                 Herbert C. Hofmann

                /s/ ARTHUR L. REBELL*                  Director                          March 8, 2001
-----------------------------------------------------
                  Arthur L. Rebell

             /s/ MICHAEL H. STEINHARDT*                Director                          March 8, 2001
-----------------------------------------------------
                Michael H. Steinhardt

               /s/ RAYMOND S. TROUBH*                  Director                          March 8, 2001
-----------------------------------------------------
                  Raymond S. Troubh

             /s/ WILLIAM B. RICHARDSON*                Director                          March 8, 2001
-----------------------------------------------------
                William B. Richardson

*By:     /s/ WILLIAM C. LONG
     -------------------------------
             William C. Long
            Attorney-in-Fact

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1998).
          3.2            -- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            September 30, 1998).
          4.1            -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          4.2            -- Supplemental Indenture, dated as of February 4, 1997,
                            between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Current Report on Form 8-K filed February 11,
                            1997).
          4.3            -- Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
         10.1            -- Registration Rights Agreement (the "Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995 filed March 27, 1996).
         10.2            -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997, between Loews and the Company
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
         10.3            -- Services Agreement, dated October 16, 1995, between Loews and the Company (incorporated by reference to Exhibit
                            10.3 of the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1995 filed March 27,
                            1996).
         10.4+           -- Diamond Offshore Deferred Compensation and Supplemental
                            Executive Retirement Plan effective December 17, 1996
                            (incorporated by reference to Exhibit 10.10 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1996).
         10.5+           -- First Amendment to Diamond Offshore Deferred Compensation
                            and Supplemental Executive Retirement Plan dated March
                            18, 1998 (incorporated by reference to Exhibit 10.8 of
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997).
         10.6+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated
                            by reference to Exhibit 10.6 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
         10.7            -- Purchase Agreement, dated May 31, 2000, between the
                            Company and Credit Suisse First Boston Corporation
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
         10.8            -- Registration Rights Agreement, dated June 6, 2000,
                            between the Company and Credit Suisse First Boston
                            Corporation (incorporated by reference to Exhibit 10.2 of
                            the Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 6, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         12.1*           -- Statement re Computation of Ratios.
         21.1*           -- List of Subsidiaries of the Company.
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.

---------------

*  Filed herewith.

+  Management contracts or compensatory plans or arrangements.