Form 10-Q
period 2001-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2001-05-04
CIK 949039

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

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


         As of April 30, 2001 Common stock, $0.01 par value per share 133,457,055 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS......................................................14

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

         ITEM 1.  LEGAL PROCEEDINGS..............................................................22

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................22

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................22

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................22

         ITEM 5.  OTHER INFORMATION..............................................................22

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................22

SIGNATURES.......................................................................................23

EXHIBIT INDEX....................................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 MARCH 31,  DECEMBER 31,
                                                                                ----------  ------------
                                                                                   2001         2000
                                                                                ----------  ------------
                                                                                (UNAUDITED)
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .................................................   $  304,563   $  144,456
  Marketable securities .....................................................      604,050      717,678
  Accounts receivable .......................................................      161,703      153,452
  Rig inventory and supplies ................................................       41,123       40,698
  Prepaid expenses and other ................................................       44,296       44,673
                                                                                ----------   ----------
                   Total current assets .....................................    1,155,735    1,100,957
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ..................................................    1,894,957    1,902,415
GOODWILL, NET OF ACCUMULATED AMORTIZATION ...................................       50,901       55,205
OTHER ASSETS ................................................................       22,200       20,929
                                                                                ----------   ----------
                   Total assets .............................................   $3,123,793   $3,079,506
                                                                                ==========   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt .........................................   $    9,732   $    9,732
  Accounts payable ..........................................................       57,180       59,021
  Accrued liabilities .......................................................       53,537       53,923
  Taxes payable .............................................................        3,813          337
                                                                                ----------   ----------
                   Total current liabilities ................................      124,262      123,013
LONG-TERM DEBT ..............................................................      856,804      856,559
DEFERRED TAX LIABILITY ......................................................      330,083      316,627
OTHER LIABILITIES ...........................................................       13,325       15,454
                                                                                ----------   ----------
                   Total liabilities ........................................    1,324,474    1,311,653
                                                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized, none
    issued and outstanding) .................................................           --           --
  Common stock (par value $0.01, 500,000,000 shares authorized,
    133,232,793 and 133,150,447 issued and outstanding at March 31, 2001
    and December 31, 2000, respectively) ....................................        1,333        1,332
  Additional paid-in capital ................................................    1,255,066    1,248,665
  Retained earnings .........................................................      537,370      517,186
  Accumulated other comprehensive income ....................................        5,550          670
                                                                                ----------   ----------
                   Total stockholders' equity ...............................    1,799,319    1,767,853
                                                                                ----------   ----------
                   Total liabilities and stockholders' equity ...............   $3,123,793   $3,079,506
                                                                                ==========   ==========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ----------------------
                                                               2001         2000
                                                             ---------    ---------
REVENUES .................................................   $ 205,225    $ 167,828

OPERATING EXPENSES:
       Contract drilling .................................     108,697      100,823
       Depreciation and amortization .....................      41,559       36,875
       General and administrative ........................       6,887        6,020
                                                             ---------    ---------
            Total operating expenses .....................     157,143      143,718
                                                             ---------    ---------

OPERATING INCOME .........................................      48,082       24,110

OTHER INCOME (EXPENSE):
       Gain on sale of assets ............................         121       14,017
       Interest income ...................................      11,687        8,622
       Interest expense ..................................      (8,318)      (1,234)
       Other, net ........................................       3,105          (89)
                                                             ---------    ---------
INCOME BEFORE INCOME TAX EXPENSE .........................      54,677       45,426

INCOME TAX EXPENSE .......................................     (17,849)     (15,938)
                                                             ---------    ---------

NET INCOME ...............................................   $  36,828    $  29,488
                                                             =========    =========

EARNINGS PER SHARE:
       Basic .............................................   $    0.28    $    0.22
                                                             =========    =========
       Diluted ...........................................   $    0.27    $    0.21
                                                             =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Shares of common stock ............................     133,165      135,688
       Dilutive potential shares of common stock .........       9,862        9,876
                                                             ---------    ---------
            Total weighted average shares outstanding ....     143,027      145,564
                                                             =========    =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ----------------------
                                                                                 2001        2000
                                                                              ---------    ---------
OPERATING ACTIVITIES:
      Net income ..........................................................   $  36,828    $  29,488
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .....................................      41,559       36,875
        Gain on sale of assets ............................................        (121)     (14,017)
        Gain on sale of investment securities .............................      (6,111)          --
        Deferred tax provision ............................................      14,230        7,648
        Accretion of discounts on investment securities ...................      (2,115)      (2,197)
        Amortization of debt issuance costs ...............................         426          138
        Amortization of discount on zero coupon convertible debentures ....       3,579           --
      Changes in operating assets and liabilities:
        Accounts receivable ...............................................      (8,251)      13,810
        Rig inventory and supplies and other current assets ...............         (48)       6,830
        Other assets, non-current .........................................      (1,862)         (30)
        Accounts payable and accrued liabilities ..........................      (2,062)     (27,376)
        Taxes payable .....................................................       3,476       (4,032)
        Other liabilities, non-current ....................................      (2,129)        (608)
        Other, net ........................................................         469          132
                                                                              ---------    ---------
            Net cash provided by operating activities .....................      77,868       46,661
                                                                              ---------    ---------
INVESTING ACTIVITIES:
      Capital expenditures ................................................     (33,779)     (79,155)
      Proceeds from sale of assets ........................................         699       32,177
      Net change in marketable securities .................................     128,895       19,976
                                                                              ---------    ---------
            Net cash provided by (used in) investing activities ...........      95,815      (27,002)
                                                                              ---------    ---------
FINANCING ACTIVITIES:
      Acquisition of treasury stock .......................................          --       (8,489)
      Proceeds from sale of put options ...................................       3,068           --
      Payment of dividends ................................................     (16,644)     (16,979)
      Proceeds from stock options exercised ...............................          --           65
                                                                              ---------    ---------
            Net cash used in financing activities .........................     (13,576)     (25,403)
                                                                              ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................     160,107       (5,744)
      Cash and cash equivalents, beginning of period ......................     144,456      112,316
                                                                              ---------    ---------
      Cash and cash equivalents, end of period ............................   $ 304,563    $ 106,572
                                                                              =========    =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13926).

Interim Financial Information

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated balance sheets, statements of income, and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

Cash and Cash Equivalents

     Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents.

Marketable Securities

     The Company's investments are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive income" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Supplementary Cash Flow Information

     Cash payments made for interest on long-term debt totaled $7.5 million during each quarter ended March 31, 2001 and 2000. Cash payments made, net of refunds, for income taxes during the quarters ended March 31, 2001 and 2000 totaled $0.6 million and $13.5 million, respectively.

Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $8.8 million and $3.9 million during the quarters ended March 31, 2001 and 2000, respectively. Interest cost capitalized during the quarters ended March 31, 2001 and 2000 was $0.4 million and $2.7 million, respectively.

Goodwill

     Goodwill is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the quarters ended March 31, 2001 and 2000 totaled $0.9 million and $1.1 million, respectively.

Debt Issuance Costs

     Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the terms of the related debt.

Common Equity Put Options

     In February 2001, the Company received premiums of $3.1 million for the sale of put options covering 500,000 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $40.00 per share at any time prior to their expiration in February 2002. The Company has the option to settle in cash or shares of common stock. Premiums received for these options are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets.

     All of the put options sold by the Company in August 2000 were unexercised and expired by the end of February 2001. The put options covered 750,000 shares of common stock and gave the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $37.85 per share at any time prior to their expiration in February 2001. The Company had the option to settle in cash or shares of common stock. Premiums of $3.9 million received for these options were recorded in "Additional paid-in capital" in the Consolidated Balance Sheets.

Comprehensive Income

     Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances except those from investments by owners and distributions to owners. For the three months ended March 31, 2001 and 2000, comprehensive income totaled $41.7 million and $29.8 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Reclassifications

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

2. EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income follows:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                        2001        2000
                                                      --------   --------
NET INCOME - BASIC (NUMERATOR):
    Net income ....................................   $ 36,828   $ 29,488
    Effect of dilutive potential shares
         Convertible notes ........................      2,401        802
                                                      --------   --------
NET INCOME INCLUDING CONVERSIONS ..................   $ 39,229   $ 30,290
                                                      ========   ========

WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR):
    Weighted average shares .......................    133,165    135,688
    Effect of dilutive potential shares
         Convertible notes ........................      9,862      9,876
                                                      --------   --------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS .....    143,027    145,564
                                                      ========   ========

EARNINGS PER SHARE:
    Basic .........................................   $   0.28   $   0.22
                                                      ========   ========
    Diluted .......................................   $   0.27   $   0.21
                                                      ========   ========


     The number of shares outstanding for the periods presented were increased to include the weighted average number of shares issuable assuming full conversion of the Company's $396.6 million of 3.75% convertible subordinated notes (the "Notes") issued in February 1997. The Notes were convertible into approximately 9.8 million shares of the Company's common stock at a conversion price of $40.50 per share, subject to adjustment in certain circumstances, prior to their redemption by the Company on April 6, 2001. See "-- Long-Term Debt - Convertible Subordinated Notes."

     The computation of diluted earnings per share ("EPS") for the quarter ended March 31, 2001 does not assume conversion of the Company's 20-year zero coupon convertible debentures (the "Zero Coupon Debentures"), issued in June 2000, as there would be an antidilutive effect on EPS. The Zero Coupon Debentures were issued at a discount with a yield to maturity of 3.50% per year. The Zero Coupon Debentures are convertible into approximately 6.9 million shares of the Company's common stock at any time prior to June 6, 2020 at a fixed conversion rate of 8.6075 shares per Zero Coupon Debenture, subject to adjustment in certain circumstances.

     Non-qualified stock options (i) granted in January 2001 to purchase 2,500 shares of common stock at an exercise price of $39.88 per share and (ii) granted in July 2000 to purchase 2,500 shares of common stock at an exercise price of $35.72 per share were included in the computation of diluted EPS for the periods presented because the options' exercise price was less than the average market price of the common stock. However, the incremental shares calculated were immaterial for presentation purposes.

     In February 2001, the Company sold put options covering 500,000 shares of common stock at an exercise price of $40.00 per share. The options were outstanding through March 31, 2001 but were not included in the computation of diluted EPS for 2001 because the options' exercise price was less than the average market price of the common stock.

     The number of shares of common stock and dilutive potential shares of common stock outstanding at the end of the first quarter of 2001 would not have changed materially had the redemption of the Notes on April 6, 2001 and the issuance of the 1.5% convertible senior debentures on April 11, 2001 (the "1.5% Debentures") occurred prior to the end of the first quarter of 2001. See
"- Long-Term Debt."

3. MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:


                                                              MARCH 31, 2001
                                                     --------------------------------
                                                                UNREALIZED     MARKET
                                                       COST        GAIN        VALUE
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Debt securities issued by the U.S. Treasury:
     Due within one year ........................    $223,678    $     56    $223,734
     Due after five years through ten years .....     266,090      10,738     276,828
Collateralized mortgage obligations .............     102,228       1,260     103,488
                                                     --------    --------    --------
     Total ......................................    $591,996    $ 12,054    $604,050
                                                     ========    ========    ========

                                                             DECEMBER 31, 2000
                                                     --------------------------------
                                                                UNREALIZED     MARKET
                                                       COST        GAIN        VALUE
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Debt securities issued by the U.S. Treasury:
     Due within one year ........................    $149,005    $     60    $149,065
     Due after five years through ten years .....     265,981       1,045     267,026
Collateralized mortgage obligations .............     297,446       3,757     301,203
Equity securities ...............................         231         153         384
                                                     --------    --------    --------
     Total ......................................    $712,663    $  5,015    $717,678
                                                     ========    ========    ========

     All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

     During the three months ended March 31, 2001 and 2000, certain debt securities due within one year matured for $150.0 million and $270.0 million, respectively. During the first quarter of 2001, certain debt securities due after five years through ten years were sold for proceeds of $101.9 million, with a resulting realized after-tax gain of $1.0 million. Also during the quarter ended March 31, 2001, certain collateralized mortgage obligations ("CMO's") were sold for proceeds of $191.5 million, with a resulting realized after-tax gain of $2.9 million. CMO principals were reduced by $8.2 million during the first quarter of 2001. The after-tax realized losses were immaterial. In January 2001, the Company sold all of its remaining equity securities for proceeds of $0.4 million. The resulting after-tax gain was $0.1 million.

4.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                  MARCH 31,     DECEMBER 31,
                                                                 -----------    ------------
                                                                    2001            2000
                                                                 -----------    ------------
                                                                        (IN THOUSANDS)
Drilling rigs and equipment ..................................   $ 2,624,346    $ 2,155,924
Construction work in progress ................................        38,637        474,154
Land and buildings ...........................................        14,235         14,224
Office equipment and other ...................................        18,762         18,480
                                                                 -----------    -----------
          Cost ...............................................     2,695,980      2,662,782
Less accumulated depreciation ................................      (801,023)      (760,367)
                                                                 -----------    -----------
          Drilling and other  property and equipment, net ....   $ 1,894,957    $ 1,902,415
                                                                 ===========    ===========

     In January 2001, approximately $450.0 million was reclassified from construction work in progress to drilling rigs and equipment upon completion of the conversion of the Ocean Confidence from an accommodation vessel to a high specification semisubmersible drilling unit. The customer accepted the rig on January 5, 2001 at which time it began a five-year drilling program in the Gulf of Mexico.

5. GOODWILL

     Cost and accumulated amortization of goodwill is summarized as follows:

                                                MARCH 31,    DECEMBER 31,
                                                ---------   ------------
                                                  2001          2000
                                                ---------   ------------
                                                    (IN THOUSANDS)
Goodwill ....................................   $ 79,227     $ 82,628
Less accumulated amortization ...............    (28,326)     (27,423)
                                                --------     --------
          Total .............................   $ 50,901     $ 55,205
                                                ========     ========

     During the quarter ended March 31, 2001, an adjustment of $3.4 million was recorded to reduce goodwill before accumulated amortization. The adjustment represents tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount.

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                MARCH 31,    DECEMBER 31,
                                                ---------   ------------
                                                  2001          2000
                                                ---------   ------------
                                                    (IN THOUSANDS)
Personal injury and other claims ............   $ 23,213     $ 21,565
Payroll and benefits ........................     24,132       22,688
Interest payable ............................      3,115        5,870
Other .......................................      3,077        3,800
                                                --------     --------
          Total .............................   $ 53,537     $ 53,923
                                                ========     ========

7.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                MARCH 31,    DECEMBER 31,
                                                ---------   ------------
                                                  2001          2000
                                                ---------   ------------
                                                    (IN THOUSANDS)
Convertible subordinated notes-3.75% ........   $396,646     $399,980
Zero coupon convertible debentures-3.50% ....    413,790      410,211
Lease-leaseback agreement ...................     56,100       56,100
                                                --------     --------
                                                 866,536      866,291
Less current maturities .....................      9,732        9,732
                                                --------     --------
          Total .............................   $856,804     $856,559
                                                ========     ========


Convertible Subordinated Notes

     As of March 31, 2001, $3.4 million principal amount of the Notes, including $0.02 million principal amount converted in 2000, had been converted into 82,809 shares of the Company's common stock. On April 6, 2001, the Company redeemed all of its outstanding Notes in accordance with the indenture under which the Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the Notes had been converted into 307,071 shares of the Company's common stock at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million resulting in an after-tax charge of $7.7 million, which will be reported as an extraordinary loss in the second quarter of 2001.

Credit Agreement

     The Company's $20.0 million short-term revolving credit agreement with a U.S. bank expired in April 2001. The credit agreement provided for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings. The credit agreement contained certain financial and other covenants and provisions that had to be maintained by the Company for compliance. As of March 31, 2001, there were no outstanding borrowings under this credit agreement and the Company was in compliance with each of the covenants and provisions.

Convertible Senior Subordinated Debentures

     On April 11, 2001, the Company issued $460.0 million principal amount of 1.5% Debentures due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock. The transaction resulted in net proceeds of approximately $449.2 million.

     Interest on the 1.5% Debentures at the rate of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2001. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness. The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate.

     Holders may require the Company to purchase all or a portion of their 1.5% Debentures on April 15, 2008 at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest. The Company may choose to pay the purchase price in cash or shares of the Company's common stock or a combination of cash and common stock. In addition, holders may require the Company to purchase for cash all or a portion of their 1.5% Debentures upon a change in control (as defined).

     The Company may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount.

8. COMMITMENTS AND CONTINGENCIES

     Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified at this time, however, a hearing on class certification is currently scheduled for July 12, 2001. The lawsuit is seeking damages as well as attorney's fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income.

     In August 1999, a customer terminated a contract for use of one of the Company's drilling rigs located offshore Australia. The termination was made in accordance with the terms of the contract and was not the result of performance failures by the Company or its equipment. The Company believed that the contract required the customer to pay approximately $16.5 million in remaining revenue through the end of the contract period, which was previously scheduled to end in early January 2000. However, the customer believed that there was no further obligation under the contract and refused to pay the $16.5 million early termination fee. The Company filed suit in Australia in August 1999 requesting reconstruction of the contract and a declaratory judgment requiring the customer to pay such early termination fee. In January 2001, the Company and the customer entered into an out-of-court settlement of the claim. The Company received $7.3 million from the customer which is included in the Company's Consolidated Statements of Income in the first quarter of 2001. At the same time, the Company entered into contracts with the customer to work two of its previously idle rigs at favorable dayrates, both of which began work during the first quarter of 2001.

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

Similar Services

     Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                   ----------------------
                                      2001         2000
                                   ---------    ---------
                                       (IN THOUSANDS)
High Specification Floaters ....   $  76,666    $  56,862
Other Semisubmersibles .........      80,969       88,511
Jack-ups .......................      43,468       21,019
Integrated Services ............       5,490        2,601
Eliminations ...................      (1,368)      (1,165)
                                   ---------    ---------
        Total revenues .........   $ 205,225    $ 167,828
                                   =========    =========

Geographic Areas

     At March 31, 2001, the Company had drilling rigs located offshore seven countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                  2001         2000
                                                ---------    ---------
                                                    (IN THOUSANDS)
Revenues from unaffiliated customers:
   United States ............................   $ 127,040    $  79,620

Foreign:
   Europe/Africa ............................      13,081       22,813
   Australia/Southeast Asia .................      13,780       18,432
   South America ............................      51,324       46,963
                                                ---------    ---------
        Total revenues ......................   $ 205,225    $ 167,828
                                                =========    =========


10. OTHER INCOME AND EXPENSE (OTHER, NET)

     Other, net consists of the following:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                  2001         2000
                                                ---------    ---------
                                                    (IN THOUSANDS)
Realized gain on marketable securities ......   $   6,111    $      --
Miscellaneous ...............................      (3,006)         (89)
                                                ---------    ---------
        Total other, net ....................   $   3,105    $     (89)
                                                =========    =========


     Miscellaneous consists primarily of a $10.0 million reserve for pending litigation offset by a $7.3 million receipt from the settlement of past litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein. References to the "Company" mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

     The Company is a leader in deep water drilling with a fleet of 45 offshore drilling rigs. The fleet consists of 30 semisubmersibles, 14 jack-ups and one drillship.

RESULTS OF OPERATIONS

     General

     Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and dayrates earned. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig previously stacked, which may decrease or increase revenues, respectively.

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

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------     INCREASE/
                                                    2001        2000       (DECREASE)
                                                 ---------    ---------    ---------
                                                           (IN THOUSANDS)
REVENUES
  High Specification Floaters ................   $  76,666    $  56,862    $  19,804
  Other Semisubmersibles .....................      80,969       88,511       (7,542)
  Jack-ups ...................................      43,468       21,019       22,449
  Integrated Services ........................       5,490        2,601        2,889
  Other ......................................          --           --           --
  Eliminations ...............................      (1,368)      (1,165)        (203)
                                                 ---------    ---------    ---------
          Total Revenues .....................   $ 205,225    $ 167,828    $  37,397
                                                 =========    =========    =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ................   $  28,003    $  23,350    $   4,653
  Other Semisubmersibles .....................      50,543       54,892       (4,349)
  Jack-ups ...................................      25,385       19,845        5,540
  Integrated Services ........................       5,155        3,071        2,084
  Other ......................................         979          830          149
  Eliminations ...............................      (1,368)      (1,165)        (203)
                                                 ---------    ---------    ---------
          Total Contract Drilling Expense ....   $ 108,697    $ 100,823    $   7,874
                                                 =========    =========    =========
OPERATING INCOME
  High Specification Floaters ................   $  48,663    $  33,512    $  15,151
  Other Semisubmersibles .....................      30,426       33,619       (3,193)
  Jack-ups ...................................      18,083        1,174       16,909
  Integrated Services ........................         335         (470)         805
  Other ......................................        (979)        (830)        (149)
  Depreciation and Amortization Expense ......     (41,559)     (36,875)      (4,684)
  General and Administrative Expense .........      (6,887)      (6,020)        (867)
                                                 ---------    ---------    ---------
          Total Operating Income .............   $  48,082    $  24,110    $  23,972
                                                 =========    =========    =========

     High Specification Floaters.

     Revenues. Revenues from high specification floaters during the first quarter of 2001 increased by $19.8 million from the same period in 2000. Approximately $14.1 million of the revenue increase was generated by the Ocean Confidence, which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of a conversion to a high specification semisubmersible drilling unit. In addition, revenues increased approximately $4.6 million due to an increase in operating dayrates compared to 2000. The average operating dayrate for high specification floaters, excluding the Ocean Confidence, during the first quarter of 2001 was approximately $101,600 per day compared to approximately $95,000 per day during the first quarter of 2000.

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the first quarter of 2001 increased by $4.7 million from the same period in 2000. This increase resulted primarily from costs incurred by the Ocean Confidence, which began operations in January 2001.

     Other Semisubmersibles.

     Revenues. Revenues from other semisubmersibles during the first quarter of 2001 decreased $7.5 million from the same period in 2000. This decrease was primarily the result of a lower average operating dayrate in 2001 for the Ocean Princess that operated, until the second quarter of 2000, under a term contract at dayrates in excess of then current market rates. Revenues in the first quarter of 2001 were also lower when compared to the same period in

2000 due to the inactivity of the Ocean Nomad, which spent the first quarter of 2001 in a shipyard undergoing stability enhancements and other upgrades.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the first quarter of 2001 decreased $4.3 million from the same period in 2000. This reduction in expense resulted primarily from higher costs in 2000 for the Ocean Lexington associated with a mandatory inspection and repairs, lower costs in 2001 for the Ocean Rover as a result of cold stacking the rig in the third quarter of 2000, and lower costs in 2001 for the Ocean Nomad as a result of capitalizing the rig's upgrade costs while in the shipyard.

     Jack-Ups.

     Revenues. Revenues from jack-ups during the first quarter of 2001 increased $22.4 million from the same period in 2000. Approximately $19.1 million of the increase in revenues resulted from higher operating dayrates in 2001 compared to 2000. The average operating dayrate for jack-ups during the first quarter of 2001 was approximately $40,000 per day compared to approximately $20,000 per day during the first quarter of 2000. In addition, revenues increased approximately $3.7 million due to improvements in utilization compared to the first quarter of 2000. Utilization for the Company's jack-ups during the first quarter of 2001 was 87% compared to 82% during the first quarter of 2000.

     Contract Drilling Expense. Contract drilling expense for jack-ups during the first quarter of 2001 increased $5.5 million over the same period in 2000. Approximately $2.8 million of the increase is due to operating costs for the Ocean Tower and the Ocean Champion, which operated in 2001 but were stacked during the first quarter of 2000. In addition, costs were higher in 2001 due to the inspection and repair of the Ocean Nugget during the first quarter.

     Integrated Services.

     Revenues and contract drilling expense for integrated services increased as a result of the difference in type and magnitude of projects in the first quarter of 2001 compared to the first quarter of 2000. During the first quarter of 2001, integrated services contributed operating income of $0.3 million to the Company's consolidated results of operations primarily due to the completion of one international turnkey project. During the same period in 2000, an operating loss of $0.5 million resulted primarily from the completion of a turnkey project in the Gulf of Mexico and integrated services provided in Aberdeen, Scotland.

     Depreciation and Amortization Expense.

     Depreciation and amortization expense of $41.6 million for the first quarter of 2001 increased $4.7 million from $36.9 million for the same period in 2000. This increase resulted primarily from an increase in depreciation for the Ocean Confidence which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001.

     General and Administrative Expense.

     General and administrative expense of $6.9 million for the first quarter of 2001 increased $0.9 million from $6.0 million for the same period in 2000 primarily due to costs associated with the Company's participation in the Subsea Mudlift Drilling Joint Industry Project.

     Gain on Sale of Assets.

     Gain on sale of assets for the first quarter of 2001 was $0.1 million compared to $14.0 million for the same period in 2000. Gain on sale of assets in 2000 included the sale of the Company's jack-up drilling rig, Ocean Scotian, for $32.0 million in cash that resulted in a gain of $13.9 million ($9.0 million after-tax). The rig had been cold stacked offshore The Netherlands prior to the sale.

     Interest Income.

     Interest income of $11.7 million for the first quarter of 2001 increased $3.1 million from $8.6 million for the same period in 2000. This increase resulted primarily from the investment of excess cash generated by the sale of the Company's 20-year zero coupon convertible debentures (the "Zero Coupon Debentures") on June 6, 2000.

     Interest Expense.

     Interest expense of $8.3 million for the first quarter of 2001 increased $7.1 million from $1.2 million for 2000 primarily as a result of the issuance of the Zero Coupon Debentures on June 6, 2000, less interest being capitalized due to the completion of the Ocean Confidence conversion and interest expense related to the December 2000 lease-leaseback of the Ocean Alliance. Interest costs in the first quarter of 2001 were $4.9 million higher than the same period in 2000. Interest cost capitalized in the first quarter of 2001 was $0.4 million compared to $2.7 million in the first quarter of 2000.

     Income Tax Expense.

     Income tax expense of $17.8 million for the first quarter of 2001 increased $1.9 million from $15.9 million for the same period in 2000. This increase resulted from higher income before income taxes of $9.3 million in 2001 which was partially offset by a lower effective income tax rate for the first quarter of 2001 compared to the first quarter of 2000. The lower effective income tax rate in 2001 was primarily due to the Company's decision to permanently reinvest the earnings of its UK subsidiaries.

     Other Income and Expense (Other, net).

     Other income of $3.1 million for the first quarter of 2001 increased $3.2 million from other expense of $0.1 million for the same period in 2000. This increase resulted primarily from the $6.1 million gain realized on the sale of marketable securities and a $7.3 million receipt for resolved litigation which was partially offset by a $10.0 million reserve for pending litigation.

OUTLOOK

     During the first quarter of 2001, oil and natural gas prices remained above historical averages. The continuation of higher than average product prices has contributed to improving dayrates and utilization in all of the markets in which the Company competes. Assuming higher than average product prices continue, at least in the short term, the Company expects continued growth for the offshore drilling industry.

     The Company's domestic jack-up market, which improved in 2000 as independent operators acted quickly to take advantage of high natural gas prices, has remained robust during the first quarter of 2001. The Company believes this market is continuing to strengthen.

     The Company also believes the outlook for its semisubmersible rig fleet is good. Deepwater capable semisubmersible offshore rigs have experienced higher renewal dayrates throughout the quarter and for work commitments going forward. Intermediate water-depth semisubmersible offshore rigs, which lagged behind the recovery experienced in the jack-up market in 2000, have also achieved higher dayrates and units previously idle have been put to work. The Company currently anticipates the revival of dayrates and utilization in this market to continue in 2001.

     Historically, the offshore drilling industry has been highly competitive and cyclical, and the Company cannot predict the extent to which the current favorable conditions may continue. Although the Company is optimistic about the near-term future of the offshore drilling industry and its place in it, a decline in oil or gas prices could reduce demand for the Company's drilling services and adversely affect both utilization and dayrates.

LIQUIDITY

     At March 31, 2001, the Company's cash and marketable securities totaled $908.6 million, up from $862.1 million at December 31, 2000. Cash provided by operating activities for the quarter ended March 31, 2001 increased by $31.2 million to $77.9 million, compared to $46.7 million for the same period of the prior year. This increase in cash was primarily attributable to improved results of operations in 2001. Net income improved in 2001 despite higher non-cash expenses such as depreciation, deferred taxes and the amortization of debt issuance costs.

Net income, after adjustment for non-cash items, resulted in an increase in cash of $30.3 million. Cash usage due to changes in net working capital components was $0.9 million lower in the first quarter of 2001, which also contributed to the 2001 increase in cash provided by operating activities.

     Investing activities provided $95.8 million of cash during the first quarter of 2001, compared to cash usage of $27.0 million during the same period in 2000. The increase of $122.8 million in cash provided was primarily due to the sale of certain of the Company's investments in collateralized mortgage obligations ("CMO's") and debt securities issued by the U.S. Treasury. In addition, cash usage for capital expenditures in 2001 decreased by $45.4 million primarily due to the completion of the conversion of the Ocean Confidence. A $31.5 million decrease in cash provided by proceeds from the sale of assets was primarily due to the sale of the Ocean Scotian in January 2000.

     Cash used in financing activities for the first quarter of 2001 decreased $11.8 million to $13.6 million compared to $25.4 million for the same period in 2000. Cash used in financing activities for the quarter ended March 31, 2001 resulted from $16.6 million in dividends paid to stockholders which were partially offset by premiums of $3.1 million received for the February 2001 sale of put options covering 500,000 shares of the Company's common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $40.00 per share at any time prior to expiration through February 2002. The Company has the option to settle in cash or shares of its common stock. Cash used in financing activities for the first quarter of 2000 resulted primarily from dividends of $17.0 million paid to stockholders and $8.5 million paid for the acquisition of shares of the Company's outstanding common stock, par value $0.01 per share.

     As of March 31, 2001, $3.4 million principal amount of the Company's 3.75% convertible subordinated notes (the "Notes"), including $0.02 million principal amount converted in 2000, had been converted into 82,809 shares of the Company's common stock. On April 6, 2001, the Company redeemed all of its outstanding Notes in accordance with the indenture under which the Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the Notes had been converted into 307,071 shares of the Company's common stock at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million, resulting in an after-tax charge of $7.7 million, which will be reported as an extraordinary loss in the second quarter of 2001.

     On April 11, 2001, the Company issued $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock. The transaction resulted in net proceeds of approximately $449.2 million.

     Interest on the 1.5% Debentures at the rate of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2001. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness. The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures in respect of any quarterly period will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. Holders may require the Company to purchase all or a portion of their 1.5% Debentures on April 15, 2008 at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest. The Company may choose to pay the purchase price in cash or shares of the Company's common stock or a combination of cash and common stock. In addition, holders may require the Company to purchase for cash all or a portion of their 1.5% Debentures upon a change in control (as defined).

     The Company may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount.

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

CAPITAL RESOURCES

     Cash required to meet the Company's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating the Company's continuing rig enhancement program, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses, or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition, current market conditions, and other factors, many of which are beyond its control.

     During the first quarter of 2001, the Company expended $19.8 million, including capitalized interest expense, primarily for the Ocean Baroness and Ocean Nomad rig upgrades. During 2001, the Company expects to spend approximately $145.0 million for rig upgrade capital expenditures with $125.0 million projected for the deepwater upgrade of the Ocean Baroness and approximately $20.0 million for accommodations and stability enhancement upgrades on the Ocean Nomad.

     The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities is expected to result in an enhanced version of the Company's previous Victory-class upgrades. The upgrade includes the following enhancements: capability for operation in 6,500 foot water depths; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25 foot by 90 foot moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 6,500 feet should be achievable utilizing preset taut-leg mooring systems on a case by case basis. The initial estimated cost for the deepwater upgrade of the Ocean Baroness is approximately $180.0 million with an expected delivery date in the first quarter of 2002. During the first quarter of 2001, the Company expended $8.2 million for the deepwater upgrade of the Ocean Baroness.

     During the first quarter of 2001, the Company expended $14.0 million in association with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included the upgrade of pre-load tanks and jacking systems, purchases of king-post cranes, anchor chain, riser, and other drilling equipment. The Company has budgeted $106.0 million for 2001 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

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

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the first quarter of 2001, DOTS contributed operating income of $0.3 million to the Company's consolidated results of operations primarily from the completion of one international turnkey project. During the same period in 2000, DOTS generated an operating loss of $0.5 million to the Company's consolidated results of operations primarily from the completion of a turnkey project in the Gulf of Mexico and integrated services provided in Aberdeen, Scotland.

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

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including but not limited to, expenditures related to the deepwater upgrade of the Ocean Baroness (see "-- Liquidity" and "-- Capital Resources"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     The Company's financial instruments include the Notes, the Zero Coupon Debentures, the Ocean Alliance lease-leaseback agreement, and investments in debt securities, including U.S. Treasury securities, treasury inflation-indexed protective bonds ("TIP's"), and CMO's.

     The Company's Notes, which were due February 15, 2007, had a stated interest rate of 3.75% and an effective interest rate of 3.93%. At March 31, 2001, the fair value of the Notes, based on quoted market prices, was approximately $403.3 million, compared to a carrying amount of $396.6 million.

     On April 6, 2001, the Company redeemed all of its outstanding Notes in accordance with the indenture under which the Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the Notes were converted into 307,071 shares of the Company's common stock at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million, resulting in an after-tax charge of $7.7 million, which will be reported as an extraordinary loss in the second quarter of 2001.

     At March 31, 2001, the fair value of the Company's Zero Coupon Debentures, based on quoted market prices, was approximately $412.6 million, compared to a carrying amount of $413.8 million.

     At March 31, 2001, the fair value of the Company's Ocean Alliance lease-leaseback agreement, based on the present value of estimated future cash flows using a discount rate of 8.00%, was approximately $54.8 million, compared to a carrying amount of $56.1 million.

     At March 31, 2001, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury, excluding TIP's and CMO's, was approximately $223.7 million, which includes an unrealized holding gain of $56,000. These securities bear interest at rates ranging from 4.8% to 5.2%. These securities are U.S. government-backed, generally short-term and readily marketable.

     The fair market value of the Company's investment in TIP's at March 31, 2001 was approximately $276.8 million, which includes an unrealized holding gain of $10.7 million. These securities bear a fixed interest rate of 3.625% and have an inflation-adjusted principal. The amount of each semiannual interest payment is based on the securities' inflation-adjusted principal amount on an interest payment date and, at maturity, the securities will be redeemed at the greater of their inflation-adjusted principal or par amount at original issue. The TIP's are short-term and readily marketable.

     The fair market value of the Company's investment in CMO's at March 31, 2001 was approximately $103.5 million, which includes an unrealized holding gain of $1.3 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

     Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified at this time, however, a hearing on class certification is currently scheduled for July 12, 2001. The lawsuit is seeking damages as well as attorney's fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income in contemplation of a potential settlement.

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

     None.


ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company filed the following reports on Form 8-K during the first quarter of 2001:

     Date of Report                      Description of Report
     --------------                      ---------------------
     January 23, 2001       Item 9 Regulation FD disclosure (Informational only)

     February 12, 2001      Item 9 Regulation FD disclosure (Informational only)

     February 27, 2001      Item 9 Regulation FD disclosure (Informational only)

     March 7, 2001          Plan to redeem, on April 6, 2001, all outstanding Notes

     March 21, 2001         Item 9 Regulation FD disclosure (Informational only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DIAMOND OFFSHORE DRILLING, INC.
                                           (Registrant)




Date     04-May-2001              By: \s\ Gary T. Krenek
         -----------                  ------------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer



Date     04-May-2001                 \s\ Beth G. Gordon
         ------------                -------------------------------------------
                                     Beth G. Gordon
                                     Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
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

    4.2* Third Supplemental Indenture, dated as of April 11, 2001, between the Company and The Chase Manhattan Bank, as Trustee.

   10.1*       Purchase Agreement, dated April 6, 2001, between the Company and
               Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
               Incorporated.

   10.2*       Registration Rights Agreement, dated April 11, 2001, between the
               Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
               Smith Incorporated.

---------
* Filed herewith.