Form 10-Q
period 2001-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2001-08-06
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ............ to .............

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


         As of July 30, 2001       Common stock, $0.01 par value per share           133,333,155 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001


                                                                                       PAGE NO.
COVER PAGE..................................................................................1

TABLE OF CONTENTS...........................................................................2

PART I.  FINANCIAL INFORMATION..............................................................3

         ITEM 1.   FINANCIAL STATEMENTS
                   Consolidated Balance Sheets..............................................3
                   Consolidated Statements of Income........................................4
                   Consolidated Statements of Cash Flows....................................5
                   Notes to Consolidated Financial Statements...............................6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS...............................................14

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............25

PART II.  OTHER INFORMATION................................................................27

         ITEM 1.   LEGAL PROCEEDINGS.......................................................27

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............................27

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.........................................27

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................27

         ITEM 5.   OTHER INFORMATION.......................................................28

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................28

SIGNATURES.................................................................................29

EXHIBIT INDEX..............................................................................30

                         PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                 -----------     ------------
                                                                                    2001             2000
                                                                                 -----------     ------------
                                                                                 (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................      $  157,038       $  144,456
  Marketable securities ...................................................         788,690          717,678
  Accounts receivable .....................................................         211,544          153,452
  Rig inventory and supplies ..............................................          40,802           40,698
  Prepaid expenses and other ..............................................          56,410           44,673
                                                                                 ----------       ----------
                     Total current assets .................................       1,254,484        1,100,957
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ................................................       1,915,896        1,902,415
GOODWILL, NET OF ACCUMULATED AMORTIZATION .................................          46,654           55,205
OTHER ASSETS ..............................................................          31,793           20,929
                                                                                 ----------       ----------
                     Total assets .........................................      $3,248,827       $3,079,506
                                                                                 ==========       ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt .......................................      $    9,732       $    9,732
  Accounts payable ........................................................          69,597           59,021
  Accrued liabilities .....................................................          55,337           53,923
  Taxes payable ...........................................................           8,542              337
                                                                                 ----------       ----------
                     Total current liabilities ............................         143,208          123,013
LONG-TERM DEBT ............................................................         923,757          856,559
DEFERRED TAX LIABILITY ....................................................         338,895          316,627
OTHER LIABILITIES .........................................................          14,844           15,454
                                                                                 ----------       ----------
                     Total liabilities ....................................       1,420,704        1,311,653
                                                                                 ----------       ----------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,
      none issued and outstanding).........................................              --               --
  Common stock (par value $0.01, 500,000,000 shares authorized,
      133,457,055 issued, 133,357,055 outstanding at June 30, 2001 and
      133,150,447 issued and outstanding at December 31, 2000) ............           1,334            1,332
  Additional paid-in capital ..............................................       1,264,148        1,248,665
  Retained earnings .......................................................         564,448          517,186
  Accumulated other comprehensive income ..................................           1,445              670
  Treasury stock, at cost .................................................          (3,252)              --
                                                                                 ----------       ----------
                     Total stockholders' equity ...........................       1,828,123        1,767,853
                                                                                 ----------       ----------
                     Total liabilities and stockholders' equity ...........      $3,248,827       $3,079,506
                                                                                 ==========       ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)




                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                 ------------------------      ------------------------
                                                                   2001           2000           2001            2000
                                                                 ---------      ---------      ---------      ---------
REVENUES ...................................................     $ 227,331      $ 143,317      $ 432,556      $ 311,145

OPERATING EXPENSES:
         Contract drilling .................................       114,556        102,883        223,253        203,706
         Depreciation and amortization .....................        42,171         36,617         83,730         73,492
         General and administrative ........................         6,079          5,915         12,966         11,935
                                                                 ---------      ---------      ---------      ---------
             Total operating expenses ......................       162,806        145,415        319,949        289,133
                                                                 ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS) ....................................        64,525         (2,098)       112,607         22,012

OTHER INCOME (EXPENSE):
         Gain on sale of assets ............................            88             65            209         14,082
         Interest income ...................................        11,593          9,912         23,280         18,534
         Interest expense ..................................        (6,119)        (1,607)       (14,437)        (2,841)
         Other, net ........................................         6,927           (597)        10,032           (686)
                                                                 ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAX EXPENSE AND
    EXTRAORDINARY LOSS .....................................        77,014          5,675        131,691         51,101

INCOME TAX EXPENSE .........................................       (25,532)        (2,038)       (43,381)       (17,976)
                                                                 ---------      ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS ...........................        51,482          3,637         88,310         33,125
                                                                 ---------      ---------      ---------      ---------

EXTRAORDINARY LOSS FROM EARLY DEBT EXTINGUISHMENT, NET
OF INCOME TAX BENEFIT OF $4,158 ............................        (7,722)            --         (7,722)            --
                                                                 ---------      ---------      ---------      ---------

NET INCOME .................................................     $  43,760      $   3,637      $  80,588      $  33,125
                                                                 =========      =========      =========      =========

EARNINGS PER SHARE:
      BASIC
         Income before extraordinary loss ..................     $    0.39      $    0.03      $    0.66      $    0.24
         Extraordinary loss ................................         (0.06)            --          (0.06)            --
                                                                 ---------      ---------      ---------      ---------
         NET ...............................................     $    0.33      $    0.03      $    0.60      $    0.24
                                                                 =========      =========      =========      =========

      DILUTED
         Income before extraordinary loss ..................     $    0.37      $    0.03      $    0.64      $    0.24
         Extraordinary loss ................................         (0.05)            --          (0.05)            --
                                                                 ---------      ---------      ---------      ---------
         NET ...............................................     $    0.32      $    0.03      $    0.59      $    0.24
                                                                 =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Shares of common stock ............................       133,447        135,532        133,307        135,610
         Dilutive potential shares of common stock .........        15,825             --          9,372         10,828
                                                                 ---------      ---------      ---------      ---------
             Total weighted average shares outstanding .....       149,272        135,532        142,679        146,438
                                                                 =========      =========      =========      =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                ------------------------
                                                                                  2001           2000
                                                                                ---------      ---------
OPERATING ACTIVITIES:
      Net income ..........................................................     $  80,588      $  33,125
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .....................................        83,730         73,492
        Gain on sale of assets ............................................          (209)       (14,082)
        (Gain) loss on sale of investment securities ......................       (12,906)            33
        Extraordinary loss from early debt extinguishment, net of tax .....         7,722             --
        Deferred tax provision ............................................        28,656         15,546
        Accretion of discounts on investment securities ...................        (2,312)        (3,053)
        Amortization of debt issuance costs ...............................           783            313
        Amortization of discount on zero coupon convertible debentures ....         7,176            978

      Changes in operating assets and liabilities:
        Accounts receivable ...............................................       (58,092)        24,135
        Rig inventory and supplies and other current assets ...............       (11,841)        (5,380)
        Other assets, non-current .........................................        (4,781)        (2,614)
        Accounts payable and accrued liabilities ..........................         8,655        (20,323)
        Taxes payable .....................................................        12,363        (11,133)
        Other liabilities, non-current ....................................          (610)          (506)
        Other, net ........................................................           (83)           818
                                                                                ---------      ---------
            Net cash provided by operating activities .....................       138,839         91,349
                                                                                ---------      ---------
INVESTING ACTIVITIES:
      Capital expenditures ................................................       (96,377)      (175,664)
      Proceeds from sale of assets ........................................         1,118         32,292
      Net change in marketable securities .................................       (54,516)       (70,791)
                                                                                ---------      ---------
            Net cash used in investing activities .........................      (149,775)      (214,163)
                                                                                ---------      ---------
FINANCING ACTIVITIES:
      Acquisition of treasury stock .......................................            --         (8,489)
      Proceeds from sale of put options ...................................         3,068             --
      Payment of dividends ................................................       (33,326)       (33,920)
      Proceeds from stock options exercised ...............................            --             65
      Issuance of zero coupon convertible debentures ......................            --        402,178
      Debt issuance costs - zero coupon convertible debentures ............            --         (9,081)
      Early extinguishment of debt - 3.75% convertible subordinated notes..      (395,622)            --
      Issuance of 1.5% convertible senior debentures ......................       460,000             --
      Debt issuance costs - 1.5% convertible senior debentures ............       (10,602)            --
                                                                                ---------      ---------
            Net cash provided by financing activities .....................        23,518        350,753
                                                                                ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................        12,582        227,939
      Cash and cash equivalents, beginning of period ......................       144,456        112,316
                                                                                ---------      ---------
      Cash and cash equivalents, end of period ............................     $ 157,038      $ 340,255
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

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt totaled $7.5 million during both the six months ended June 30, 2001 and 2000. Cash payments made, net of refunds, for income taxes during the six months ended June 30, 2001 and 2000 totaled $2.2 million and $18.1 million, respectively.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $6.6 million and $15.4 million during the quarter and six months ended June 30, 2001, respectively. Interest cost capitalized during the quarter and six months ended June 30, 2001 was $0.5 million and $1.0 million, respectively. The Company incurred interest cost of $4.9 million and $8.8 million during the quarter and six months ended June 30, 2000, respectively. Interest cost capitalized during the quarter and six months ended June 30, 2000 was $3.3 million and $6.0 million, respectively.

Goodwill

      Goodwill is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the quarter and six months ended June 30, 2001 totaled $0.8 million and $1.7 million, respectively. For the quarter and six months ended June 30, 2000, amortization expense totaled $1.1 million and $2.2 million, respectively.

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the terms of the related debt.

Treasury Stock

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the six months ended June 30, 2001, the Company purchased 100,000 shares of its common stock at an aggregate cost of $3.3 million, or at an average cost of $33.00 per share. In July 2001, the Company purchased 23,900 shares of its common stock at an aggregate cost of $0.8 million, or at an average cost of $33.47 per share.

Common Equity Put Options

      In February 2001, the Company received premiums of $3.1 million for the sale of put options covering 500,000 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $40.00 per share at any time prior to their expiration in February 2002. The Company has the option to settle in cash or shares of common stock. Premiums received for these options are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets. At June 30, 2001, all of these options were outstanding.

      On July 24, 2001, the Company received premiums of $1.6 million for the sale of put options covering 500,000 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $27.96 per share at any time prior to their expiration in February 2002. The Company has the option to settle in cash or shares of common stock.

      On August 2, 2001, the Company received premiums of $0.8 million for the sale of put options covering 250,000 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $29.50 per share at any time prior to their expiration in February 2002. The Company has the option to settle in cash or shares of common stock.

Extraordinary Loss

      On April 6, 2001, the Company redeemed all of its outstanding 3.75% convertible subordinated notes (the "3.75% Notes") at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million. An extraordinary loss of $7.7 million was incurred as a result of the early extinguishment of debt, consisting of $8.1 million of retirement premiums and the write-off of $3.8 million of associated debt issuance costs, net of a tax benefit of $4.2 million. See "-Long-term Debt - Convertible Subordinated Notes."

Comprehensive Income

      Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances except those from investments by owners and distributions to owners. For the quarter and six months ended June 30, 2001, comprehensive income totaled $39.7 million and $81.4 million, respectively. For the quarter and six months ended June 30, 2000, comprehensive income totaled $6.2 million and $36.0 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

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

2. EARNINGS PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                 ----------------------------     ----------------------------
                                                                    2001             2000             2001             2000
                                                                 -----------      -----------     -----------      -----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME BEFORE EXTRAORDINARY LOSS - BASIC (NUMERATOR): ......     $    51,482      $     3,637     $    88,310      $    33,125
    Extraordinary loss from early debt retirement, net
      of income tax benefit of $4,158 ......................          (7,722)              --          (7,722)              --
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ............             130               --           2,502            1,652
         Zero coupon convertible debentures ................           2,226               --              --              194
         Convertible senior debentures - 1.5% ..............             956               --             972               --
                                                                 -----------      -----------     -----------      -----------
NET INCOME INCLUDING CONVERSIONS - DILUTED (NUMERATOR): ....     $    47,072      $     3,637     $    84,062      $    34,971
                                                                 ===========      ===========     ===========      ===========

WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR): .............         133,447          135,532         133,307          135,610
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ............             533               --           5,172            9,876
         Zero coupon convertible debentures ................           6,929               --              --              952
         Convertible senior debentures - 1.5% ..............           8,352               --           4,199               --
         Put options .......................................              11               --               1               --
                                                                 -----------      -----------     -----------      -----------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS - DILUTED
(DENOMINATOR): .............................................         149,272          135,532         142,679          146,438
                                                                 ===========      ===========     ===========      ===========

EARNINGS PER SHARE:
BASIC
    Income before extraordinary loss .......................     $      0.39      $      0.03     $      0.66      $      0.24
    Extraordinary loss .....................................           (0.06)              --           (0.06)              --
                                                                 -----------      -----------     -----------      -----------
    NET ....................................................     $      0.33      $      0.03     $      0.60      $      0.24
                                                                 ===========      ===========     ===========      ===========
DILUTED
    Income before extraordinary loss .......................     $      0.37      $      0.03     $      0.64      $      0.24
    Extraordinary loss .....................................           (0.05)              --           (0.05)              --
                                                                 -----------      -----------     -----------      -----------
    NET ....................................................     $      0.32      $      0.03     $      0.59      $      0.24
                                                                 ===========      ===========     ===========      ===========

      Diluted earnings per share ("EPS") for the quarter ended June 30, 2000 excludes 9.8 million potentially dilutive shares issuable upon conversion of the 3.75% Notes because the inclusion of such shares would be antidilutive.

      The computation of diluted EPS for the quarter ended June 30, 2000 and the six months ended June 30, 2001 excludes approximately 1.9 million and 6.9 million, respectively, potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), issued in June 2000, as there would be an antidilutive effect on EPS.

      Non-qualified stock options (i) granted in April 2001 to purchase 32,600 shares of common stock at an exercise price of $38.94 per share and (ii) granted in July 2000 to purchase 2,500 shares of common stock at an exercise price of $35.72 per share were included in the computation of diluted EPS for the quarter and the six months ended June 30, 2001. However, the incremental shares calculated were immaterial for presentation purposes. Stock options were not included in the computation of diluted EPS for both periods ended June 30, 2000 because the options' price was greater than the average market price of the common stock.

3. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                      JUNE 30, 2001
                                                            ----------------------------------
                                                                        UNREALIZED     FAIR
                                                              COST         GAIN        VALUE
                                                            --------     --------     --------
                                                                      (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and
other U.S. government corporations and agencies:
         Due after one year through five years ........     $400,439     $      6     $400,445
         Due after five years through ten years .......      285,559        6,052      291,611
Collateralized mortgage obligations ...................       96,400          234       96,634
                                                            --------     --------     --------
         Total ........................................     $782,398     $  6,292     $788,690
                                                            ========     ========     ========


                                                                   DECEMBER 31, 2000
                                                            --------------------------------
                                                                        UNREALIZED    FAIR
                                                              COST         GAIN       VALUE
                                                            --------    ----------  --------
                                                                    (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and
other U.S. government corporations and agencies:
     Due within one year ..............................     $149,005     $   60     $149,065
     Due after five years through ten years ...........      265,981      1,045      267,026
Collateralized mortgage obligations ...................      297,446      3,757      301,203
Equity securities .....................................          231        153          384
                                                            --------     ------     --------
     Total ............................................     $712,663     $5,015     $717,678
                                                            ========     ======     ========


      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:


                                                        SIX MONTHS ENDED JUNE 30,
                                                       --------------------------
                                                         2001            2000
                                                       ---------      ---------
                                                           (IN THOUSANDS)
Proceeds from sales ..............................     $ 970,842      $ 755,687
Gross realized gains .............................        12,911            856
Gross realized losses ............................            (5)          (889)



4.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:


                                                                 JUNE 30,       DECEMBER 31,
                                                               -----------      -----------
                                                                  2001              2000
                                                               -----------      -----------
                                                                      (IN THOUSANDS)
Drilling rigs and equipment ................................   $ 2,672,314      $ 2,155,924
Construction work in progress ..............................        52,646          474,154
Land and buildings .........................................        14,269           14,224
Office equipment and other .................................        19,022           18,480
                                                               -----------      -----------
          Cost .............................................     2,758,251        2,662,782
Less accumulated depreciation ..............................      (842,355)        (760,367)
                                                               -----------      -----------
          Drilling and other property and equipment, net ...   $ 1,915,896      $ 1,902,415
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

5.       GOODWILL

      Cost and accumulated amortization of goodwill is summarized as follows:


                                                     JUNE 30,         DECEMBER 31,
                                                     --------         ------------
                                                       2001              2000
                                                     --------          --------
                                                           (IN THOUSANDS)
Goodwill ...................................         $ 75,819          $ 82,628
Less accumulated amortization ..............          (29,165)          (27,423)
                                                     --------          --------
          Total ............................         $ 46,654          $ 55,205
                                                     ========          ========

      During the six months ended June 30, 2001, adjustments of $6.8 million were recorded to reduce goodwill before accumulated amortization. The adjustments represent tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount.

6.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                             JUNE 30,  DECEMBER 31,
                                                             --------  ------------
                                                               2001        2000
                                                             -------     -------
                                                                (IN THOUSANDS)
Personal injury and other claims .......................     $23,398     $21,565
Payroll and benefits ...................................      25,157      22,688
Interest payable .......................................       3,738       5,870
Other ..................................................       3,044       3,800
                                                             -------     -------
          Total ........................................     $55,337     $53,923
                                                             =======     =======

7.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                 JUNE 30,    DECEMBER 31,
                                                                 --------    ------------
                                                                   2001          2000
                                                                 --------      --------
                                                                     (IN THOUSANDS)

Convertible subordinated notes - 3.75% .....................     $     --        $399,980
Zero coupon convertible debentures .........................      417,389         410,211
Convertible senior debentures - 1.5% .......................      460,000              --
Ocean Alliance lease-leaseback agreement ...................       56,100          56,100
                                                                 --------        --------
                                                                  933,489         866,291
Less current maturities ....................................        9,732           9,732
                                                                 --------        --------
          Total ............................................     $923,757        $856,559
                                                                 ========        ========

Convertible Subordinated Notes

      On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes in accordance with the indenture under which the 3.75% Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the 3.75% Notes had been converted into 307,071 shares of the Company's common stock, par value $0.01 per share, at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the 3.75% Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million resulting in an after-tax charge of $7.7 million, which is reported as an extraordinary loss in the Consolidated Statements of Income.

Convertible Senior Debentures

      On April 11, 2001, the Company issued $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock. The transaction resulted in net proceeds of approximately $449.4 million.

      Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2001. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness.

      The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value on either April 11, 2001 or June 30, 2001.

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

      The Company may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

Credit Agreement

      The Company's $20.0 million short-term revolving credit agreement with a U.S. bank expired in April 2001. The credit agreement provided for borrowings at various interest rates and varying commitment fees dependent upon public credit ratings.

8.       COMMITMENTS AND CONTINGENCIES

      Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified as of the date of this report. The lawsuit is seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In early July 2001, the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims within the limits of the reserve. The stipulation, however, is subject to approval by the District Court. On July 30, 2001 the Chief U.S. District Judge for the Southern District of Texas issued a special order transferring this case to the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit is now styled Raymond Verdin, on behalf of himself and those similarly situated
v. Pride Offshore, Inc., et al; C.A. No. G-01-168. At that time all settings and deadlines then in effect were cancelled, subject to further orders from the Honorable Sim Lake, U.S. District Court Judge, Houston Division.

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):



                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                     ----------------------    ------------------------
                                     2001         2000           2001            2000
                                     ----       ---------      ---------      ---------
                                                    (IN THOUSANDS)
High Specification Floaters ..     $ 82,552     $  48,004      $ 159,218      $ 104,866
Other Semisubmersibles .......       97,062        66,835        178,031        155,346
Jack-ups .....................       47,490        27,033         90,958         48,052
Integrated Services ..........           18         1,350          5,508          3,951
Other ........................          209           372            209            372
Eliminations .................           --          (277)        (1,368)        (1,442)
                                   --------     ---------      ---------      ---------
        Total revenues .......     $227,331     $ 143,317      $ 432,556      $ 311,145
                                   ========     =========      =========      =========


Geographic Areas

      At June 30, 2001, the Company had drilling rigs located offshore seven countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                  ---------------------     ---------------------
                                                    2001         2000         2001        2000
                                                  --------     --------     --------     --------
                                                                  (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States .............................     $146,458     $ 77,885     $273,498     $157,505

  Foreign:
     Europe/Africa ..........................       12,205       16,484       25,286       39,297
     Australia/Southeast Asia ...............       22,587       11,441       36,367       29,873
     South America ..........................       46,081       37,507       97,405       84,470
                                                  --------     --------     --------     --------
          Total revenues ....................     $227,331     $143,317     $432,556     $311,145
                                                  ========     ========     ========     ========

10.      OTHER INCOME AND EXPENSE (OTHER, NET)

         Other, net consists of the following:



                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                     JUNE 30,
                                      ---------------------      ----------------------
                                        2001         2000          2001         2000
                                      --------     --------      --------      --------
                                                     (IN THOUSANDS)
Realized gain (loss) on
 marketable securities ..........     $  6,795     $    (33)     $ 12,906      $    (33)
Miscellaneous ...................          132         (564)       (2,874)         (653)
                                      --------     --------      --------      --------
     Total other, net ...........     $  6,927     $   (597)     $ 10,032      $   (686)
                                      ========     ========      ========      ========


              For the six months ended June 30, 2001, miscellaneous consists primarily of a $10.0 million reserve for pending litigation offset by a $7.3 million receipt from a settlement payment for resolved litigation.

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

RESULTS OF OPERATIONS

     General

         Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and dayrates earned. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, however, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

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

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                  ----------------------------   INCREASE/
                                                    2001           2000         (DECREASE)
                                                  ---------      ---------      ---------
                                                               (IN THOUSANDS)
REVENUES
  High Specification Floaters ...............     $  82,552      $  48,004      $  34,548
  Other Semisubmersibles ....................        97,062         66,835         30,227
  Jack-ups ..................................        47,490         27,033         20,457
  Integrated Services .......................            18          1,350         (1,332)
  Other .....................................           209            372           (163)
  Eliminations ..............................            --           (277)           277
                                                  ---------      ---------      ---------
          Total Revenues ....................     $ 227,331      $ 143,317      $  84,014
                                                  =========      =========      =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ...............     $  31,476      $  25,150      $   6,326
  Other Semisubmersibles ....................        56,027         51,391          4,636
  Jack-ups ..................................        26,318         24,627          1,691
  Integrated Services .......................          (181)           881         (1,062)
  Other .....................................           916          1,111           (195)
  Eliminations ..............................            --           (277)           277
                                                  ---------      ---------      ---------
          Total Contract Drilling Expense ...     $ 114,556      $ 102,883      $  11,673
                                                  =========      =========      =========
OPERATING INCOME
  High Specification Floaters ...............     $  51,076      $  22,854      $  28,222
  Other Semisubmersibles ....................        41,035         15,444         25,591
  Jack-ups ..................................        21,172          2,406         18,766
  Integrated Services .......................           199            469           (270)
  Other .....................................          (707)          (739)            32
  Depreciation and Amortization Expense .....       (42,171)       (36,617)        (5,554)
  General and Administrative Expense ........        (6,079)        (5,915)          (164)
                                                  ---------      ---------      ---------
          Total Operating Income ............     $  64,525      $  (2,098)     $  66,623
                                                  =========      =========      =========

      High Specification Floaters.

      Revenues. Revenues from high specification floaters during the three months ended June 30, 2001 increased by $34.5 million from the same period in 2000. Approximately $15.1 million of the revenue improvement was generated by the Ocean Confidence, which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of its conversion to a high specification semisubmersible drilling unit. In addition, revenues increased approximately $10.0 million due to improvements in utilization, primarily for the Ocean Quest which worked throughout the second quarter in 2001 compared to the same period in 2000 when the rig was stacked. Utilization for high specification floaters, excluding the Ocean Confidence, was 97% during the second quarter of 2001 as compared to 74% during the second quarter of 2000. Revenues also increased approximately $7.4 million during the second quarter of 2001 due to higher average operating dayrates compared to the same quarter of 2000. The average dayrate for high specification floaters during the second quarter of 2001, excluding the Ocean Confidence, was approximately $107,900 per day compared to approximately $102,000 per day during the second quarter of 2000.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the three months ended June 30, 2001 increased by approximately $6.3 million from the same period in 2000. This increase resulted primarily from costs incurred by the Ocean Confidence, which began operations in January 2001.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles during the three months ended June 30, 2001 increased $30.2 million from the same period in 2000. Approximately $18.3 million of the revenue increase resulted from improvements in utilization as compared to the second quarter of 2000. Utilization for the Company's other semisubmersibles during the second quarter of 2001 was 75% compared to 53% during the second quarter of 2000. In addition, revenues increased approximately $12.9 million from higher average operating dayrates during the second quarter of 2001 compared to the second quarter of 2000. The average operating dayrates for other semisubmersibles during the second quarter of 2001 was approximately $65,000 per day compared to approximately $61,200 per day for the same period of 2000.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the three months ended June 30, 2001 increased $4.6 million from the same period in 2000. This increase resulted primarily from higher operating costs for rigs that were idle for all or part of the second quarter of 2000 but worked throughout the second quarter of 2001.

      Jack-Ups.

      Revenues. Revenues from jack-ups during the quarter ended June 30, 2001 increased $20.5 million from the same period in 2000. Approximately $23.2 million of the increase in revenues resulted from higher operating dayrates during the second quarter of 2001 compared to the second quarter of 2000. The average operating dayrate for jack-ups during the second quarter of 2001 was approximately $43,700 per day compared to approximately $22,800 per day during the second quarter of 2000. This increase was partially offset by a decline in utilization for the second quarter of 2001 compared to the second quarter of 2000. Utilization for the second quarter of 2001 was 85% compared to 93% for the same period of 2000. Lower utilization was primarily due to the Ocean Sovereign, which was stacked while undergoing shipyard repairs during the second quarter of 2001.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the three months ended June 30, 2001 increased $1.7 million over the same period in 2000 primarily due to repairs to the Ocean Crusader and Ocean Summit during the second quarter of 2001.

      Integrated Services.

      Revenues and contract drilling expense for integrated services decreased in the second quarter of 2001 compared to the second quarter of 2000 as a result of the difference in type and magnitude of projects during the periods. During the second quarter of 2001, integrated services contributed operating income of $0.2 million to the Company's consolidated results of operations primarily due to the completion of one international turnkey project, which started in the last quarter of 2000. During the same period in 2000 operating income of $0.5 million resulted primarily from the completion of a turnkey project and engineering services provided in the Gulf of Mexico and integrated services provided in Aberdeen, Scotland.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense of $42.2 million for the three months ended June 30, 2001 increased $5.6 million from $36.6 million for the same period in 2000. Higher depreciation in 2001 resulted primarily from depreciation for the Ocean Confidence, which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001.

      Interest Income.

      Interest income of $11.6 million for the three months ended June 30, 2001 increased $1.7 million from $9.9 million for the same period in 2000. This increase resulted primarily from the investment of higher cash balances generated by the sale of the Company's 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") on April 11, 2001, the sale of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures") on June 6, 2000 and the December 2000 lease-leaseback of the Ocean Alliance. Cash balances available for investment were partially reduced as a result of the Company's redemption of its outstanding 3.75% convertible subordinated notes due 2007 (the "3.75% Notes") on April 6, 2001. See " --Liquidity."

      Interest Expense.

      Interest expense of $6.1 million for the quarter ended June 30, 2001 increased $4.5 million from $1.6 million for the same period in 2000 primarily as a result of less interest being capitalized due to the completion of the Ocean Confidence conversion, the issuance of the Zero Coupon Debentures on June 6, 2000, the issuance of the 1.5% Debentures on April 11, 2001 and interest expense related to the December 2000 lease-leaseback of the Ocean Alliance. This increase was partially offset by a reduction in interest expense resulting from the Company's redemption of all of its outstanding 3.75% Notes on April 6, 2001. See "--Liquidity."

      Other Income and Expense (Other, net).

      Other income of $6.9 million for the quarter ended June 30, 2001 increased $7.5 million from other expense of $0.6 million for the same period in 2000. This increase resulted primarily from a $6.8 million gain realized on the sale of marketable securities.

      Income Tax Expense.

      Income tax expense of $25.5 million for the quarter ended June 30, 2001 increased $23.5 million from $2.0 million for the same period in 2000 primarily as a result of higher "Income before income taxes and extraordinary loss" of $71.3 million in 2001, which was partially offset by a lower effective income tax rate in 2001. The lower effective income tax rate in 2001 was primarily due to the Company's decision to permanently reinvest the earnings of its UK subsidiaries.

      Extraordinary Loss.

      On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million. An extraordinary loss of $7.7 million was incurred as a result of the early extinguishment of debt, consisting of $8.1 million of retirement premiums and the write-off of $3.8 million associated debt issuance costs, net of a tax benefit of $4.2 million. See Note 7 to the Company's Consolidated Financial Statements in Item 1 of this report.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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


                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                  ------------------------       INCREASE/
                                                    2001           2000         (DECREASE)
                                                  ---------      ---------      ---------
                                                                     (IN THOUSANDS)
REVENUES
  High Specification Floaters ...............     $ 159,218      $ 104,866      $  54,352
  Other Semisubmersibles ....................       178,031        155,346         22,685
  Jack-ups ..................................        90,958         48,052         42,906
  Integrated Services .......................         5,508          3,951          1,557
  Other .....................................           209            372           (163)
  Eliminations ..............................        (1,368)        (1,442)            74
                                                  ---------      ---------      ---------
          Total Revenues ....................     $ 432,556      $ 311,145      $ 121,411
                                                  =========      =========      =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ...............     $  59,479      $  48,500      $  10,979
  Other Semisubmersibles ....................       106,570        106,284            286
  Jack-ups ..................................        51,703         44,472          7,231
  Integrated Services .......................         4,974          3,952          1,022
  Other .....................................         1,895          1,940            (45)
  Eliminations ..............................        (1,368)        (1,442)            74
                                                  ---------      ---------      ---------
          Total Contract Drilling Expense ...     $ 223,253      $ 203,706      $  19,547
                                                  =========      =========      =========
OPERATING INCOME
  High Specification Floaters ...............     $  99,739      $  56,366      $  43,373
  Other Semisubmersibles ....................        71,461         49,062         22,399
  Jack-ups ..................................        39,255          3,580         35,675
  Integrated Services .......................           534             (1)           535
  Other .....................................        (1,686)        (1,568)          (118)
  Depreciation and Amortization Expense .....       (83,730)       (73,492)       (10,238)
  General and Administrative Expense ........       (12,966)       (11,935)        (1,031)
                                                  ---------      ---------      ---------
          Total Operating Income ............     $ 112,607      $  22,012      $  90,595
                                                  =========      =========      =========

      High Specification Floaters.

      Revenues. Revenues from high specification floaters during the six months ended June 30, 2001 increased $54.4 million from the same period in 2000. Approximately $29.2 million of the revenue increase was generated by the Ocean Confidence, which began a five-year drilling program in the Gulf of Mexico on January 5, 2001 after completion of a conversion to a high specification semisubmersible drilling unit. In addition, revenues improved approximately $11.5 million during the six months ended June 30, 2001 due to an increase in the average operating dayrates compared to the same period of 2000. The average operating dayrate for high specification floaters during the six months ended June 30, 2001, excluding the Ocean Confidence, was approximately $104,700 per day as compared to approximately $96,400 per day during the six months ended June 30, 2000. Revenues also increased approximately $10.5 million during the period ended June 30, 2001 due to improvements in utilization compared to the same period in 2000. Utilization for the Company's high specification floaters, excluding the Ocean Confidence, during the first six months of 2001 was 96% as compared to 85% during the first six months of 2000.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the six months ended June 30, 2001 increased by $11.0 million from the same period in 2000. This increase resulted primarily from costs incurred by the Ocean Confidence, which began operations in January 2001.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles during the six months ended June 30, 2001 increased $22.7 million from the same period in 2000. Approximately $13.7 million of the revenue increase resulted from improvements in utilization as compared to the six months ended June 30, 2000. Utilization for the Company's other semisubmersibles during the six months ended June 30, 2001 was approximately 69% compared to approximately 58% during the same period of 2000. The Ocean Voyager was stacked during most of the first six months of 2000, but worked throughout the corresponding period of 2001. In addition, revenues increased approximately $9.8 million as a result of higher average operating dayrates during the six months ended June 30, 2001 compared to the same period in 2000 primarily due to increased dayrates for the Ocean General and the Ocean Nomad.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the six months ended June 30, 2001 increased $0.3 million from the same period in 2000.

      Jack-Ups.

      Revenues. Revenues from jack-ups during the six months ended June 30, 2001 increased $42.9 million from the same period in 2000. Approximately $42.3 million of the increase in revenues resulted from higher operating dayrates during the first half of 2001 compared to the first half of 2000. The average operating dayrate for jack-ups during the first six months of 2001 was approximately $41,700 per day compared to approximately $21,400 per day during the same period of 2000. Improved utilization for the six months ended June 30, 2001 contributed slightly to the higher revenue for the period. Utilization improvements resulted from the Ocean Tower and the Ocean Champion, which worked in 2001 but were stacked during most of the first half of 2000. Inspection and repairs to the Ocean Nugget and repairs to the Ocean Sovereign, which kept these rigs in the shipyard during part of the six months ended June 30, 2001, partially offset these increases.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the six months ended June 30, 2001 increased $7.2 million over the same period in 2000. This increase was due in part to operating costs for the Ocean Tower and the Ocean Champion, which worked in 2001 but were stacked during most of the first half of 2000. In addition, costs were higher in 2001 due to the inspection and repair of the Ocean Nugget and repairs to the Ocean Crusader and the Ocean Summit.

      Integrated Services.

      Revenues and contract drilling expense for integrated services increased as a result of the difference in number, type and magnitude of projects in the first half of 2001 compared to the first half of 2000. During the first half of 2001, integrated services contributed operating income of approximately $0.5 million to the Company's consolidated results of operations primarily due to the completion of one international turnkey project. During the same period in 2000, integrated services provided turnkey and integrated services at a break-even level.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense for the six months ended June 30, 2001 of $83.7 million increased $10.2 million from $73.5 million for the six months ended June 30, 2000. Higher depreciation in 2001 resulted primarily from depreciation for the Ocean Confidence, which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001.

      General and Administrative Expense.

      General and administrative expense of $13.0 million for the first half of 2001 increased $1.0 million from the same period in 2000 primarily due to the final payment of Phase III costs for the Company's participation in the Subsea Mudlift Drilling Joint Industry Project.

      Gain on Sale of Assets.

      Gain on sale of assets for the six months ended June 30, 2001 of $0.2 million decreased $13.9 million from $14.1 million for the six months ended June 30, 2000. The six months ended June 30, 2000 included the January 2000 sale of the Company's jack-up drilling rig, Ocean Scotian, for $32.0 million in cash which resulted in a gain of $13.9 million ($9.0 million after tax). The rig had been cold stacked offshore The Netherlands prior to the sale.

      Interest Income.

      Interest income of $23.3 million for the six months ended June 30, 2001 increased $4.8 million from $18.5 million for the same period in 2000. This increase resulted primarily from the investment of higher cash balances generated by the sale of the 1.5% Debentures on April 11, 2001, the sale of the Company's Zero Coupon Debentures on June 6, 2000 and the December 2000 lease-leaseback of the Ocean Alliance. Cash balances available for investment were partially reduced as a result of the Company's redemption of all of its outstanding 3.75% Notes on April 6, 2001. See " --Liquidity."

      Interest Expense.

      Interest expense of $14.4 million for the six months ended June 30, 2001 increased $11.6 million from $2.8 million for the same period in 2000. This increase was primarily a result of the issuance of the Zero Coupon Debentures on June 6, 2000, less interest being capitalized due to the completion of the Ocean Confidence conversion, interest expense related to the December 2000 lease-leaseback of the Ocean Alliance and the issuance of the 1.5% Debentures on April 11, 2001. This increase was partially offset by a reduction in interest expense resulting from the Company's redemption of all of its outstanding 3.75% Notes. See "--Liquidity."

      Other Income and Expense (Other, net).

      Other income of $10.0 million for the six months ended June 30, 2001 increased $10.7 million from other expense of $0.7 million for the same period in 2000. This increase resulted primarily from the $12.9 million gain realized on the sale of marketable securities and a $7.3 million receipt of a settlement payment for resolved litigation and was partially offset by a new $10.0 million reserve for pending litigation.

      Income Tax Expense.

      Income tax expense of $43.4 million for the six months ended June 30, 2001 increased $25.4 million from $18.0 million for the same period in 2000 primarily as a result of higher "Income before income taxes and extraordinary loss" of $80.6 million in 2001, which was partially offset by a lower effective income tax rate in 2001. The lower effective income tax rate in 2001 was primarily due to the Company's decision to permanently reinvest the earnings of its UK subsidiaries.

      Extraordinary Loss.

      On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million. An extraordinary loss of $7.7 million was incurred as a result of the early extinguishment of debt, consisting of $8.1 million of retirement premiums and the write-off of $3.8 million associated debt issuance costs, net of a tax benefit of $4.2 million. See Note 7 to the Company's Consolidated Financial Statements in Item 1 of this report.

OUTLOOK

      Historically, there has been a strong correlation between the price of oil and natural gas and the demand for the Company's offshore drilling services. During the first half of 2001, the Company has enjoyed strong utilization and improving dayrates due, in large part, to product prices that have been significantly above historical averages, particularly for natural gas. Beginning in the third quarter of 2001, oil prices remained relatively strong but natural gas prices, although still at a level above historical averages, have declined. The Company believes the demand for its services, particularly with respect to its Gulf of Mexico jack-up fleet, could weaken if natural gas prices continue to fall. Should oil prices also begin to deteriorate, the Company believes it could experience a reduction in demand for its high specification floater and/or intermediate semisubmersible fleet.

      The offshore drilling industry has historically been highly competitive and cyclical, and the Company cannot predict the extent to which current conditions and trends may continue.

LIQUIDITY

      Operating Activities.

      At June 30, 2001, the Company's cash and marketable securities totaled $945.7 million, up from $862.1 million at December 31, 2000. Cash provided by operating activities for the six months ended June 30, 2001 increased by $47.5 million to $138.8 million, compared to $91.3 million for the same period of the prior year. This increase in cash was primarily attributable to improved results of operations in 2001. Net income, after adjustment for non-cash items, resulted in an increase in cash of $86.9 million. Cash usage due to changes in net working capital components was $39.4 million higher for the six months ended June 30, 2001.

      Investing Activities.

      Investing activities used $149.8 million of cash during the six months ended June 30, 2001, compared to cash usage of $214.2 million during the same period in 2000. The $64.4 million decrease in cash usage was primarily due to a reduction in capital expenditures in 2001 of $79.3 million as a result of the completion of the conversion of the Ocean Confidence. Cash usage for the Company's investments in marketable securities was $16.3 million lower in 2001 than the same period in 2000. Proceeds from the sale of assets were lower by $31.2 million primarily due to the sale of the Ocean Scotian in January 2000.

      Financing Activities.

      Cash provided by financing activities for the six months ended June 30, 2001 decreased $327.3 million to $23.5 million compared to $350.8 million for the same period in 2000. Sources of financing for the six months ended June 30, 2000 consisted primarily of the Company's issuance of the Zero Coupon Debentures in June 2000, which resulted in net proceeds of approximately $393.1 million.

      On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes in accordance with the indenture under which the 3.75% Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the 3.75% Notes had been converted into 307,071 shares of the Company's common stock, par value $0.01 per share, at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the 3.75% Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million, resulting in an after-tax charge of $7.7 million, which is reported as an extraordinary loss in the Consolidated Statements of Income.

      On April 11, 2001, the Company issued $460.0 million principal amount of the 1.5% Debentures which are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock. The transaction resulted in net proceeds of approximately $449.4 million.

      Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2001. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness.

      The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value on either April 11, 2001 or June 30, 2001.

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

      The Company may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

      Additional cash used in financing activities during the six months ended June 30, 2001 included $33.3 million for dividends paid to stockholders which were partially offset by premiums of $3.1 million received for the February 2001 sale of put options covering 500,000 shares of the Company's common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $40.00 per share at any time prior to their expiration in February 2002. The Company has the option to settle in cash or shares of its common stock. All of these options were outstanding at June 30, 2001.

      On July 24, 2001, the Company received premiums of $1.6 million for the sale of put options covering 500,000 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $27.96 per share at any time prior to their expiration in February 2002. The Company has the option to settle in cash or shares of common stock.

      On August 2, 2001, the Company received premiums of $0.8 million for the sale of put options covering 250,000 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $29.50 per share at any time prior to their expiration in February 2002. The Company has the option to settle in cash or shares of common stock.

      In June 2001, the Company purchased 100,000 shares of its common stock at an aggregate cost of $3.3 million, or at an average cost of $33.00 per share. The cash from this transaction was recorded in the Company's Consolidated Balance Sheets in July 2001. The Company also purchased 23,900 shares of its common stock in July 2001 at an aggregate cost of $0.8 million, or at an average cost of $33.47 per share. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise.

      Other.

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

      The Company expects to spend $200.0 million for rig upgrade capital expenditures during 2001 with $125.0 million projected for the deepwater upgrade of the Ocean Baroness. During the six months ended June 30, 2001, the Company expended approximately $48.3 million, including capitalized interest expense, primarily for the Ocean Baroness and Ocean Nomad rig upgrades. Accommodation and stability enhancement upgrades were completed on the Ocean Nomad in April 2001.

      The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities is expected to result in an enhanced version of the Company's previous Victory-class upgrades. The upgrade includes the following enhancements: capability for operation in 6,500 feet water depths; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25 feet by 90 feet moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 6,500 feet should be achievable utilizing preset taut-leg mooring systems on a case by case basis. The rig is scheduled for delivery at the end of the first quarter of 2002 at a cost expected to be approximately $180.0 million. The Company expended approximately $30.8 million for the deepwater upgrade of the Ocean Baroness during the first half of 2001. The Company has received a letter of intent from Murphy Sabah Oil Co., Ltd., a subsidiary of Murphy Oil Corporation, to contract the Ocean Baroness to drill two deep water wells, with options for additional wells, offshore Southeast Asia.

      The Company has announced plans to upgrade another one of its Victory-class semisubmersibles, the Ocean Rover, to a water depth of 6,500 feet, with specifications similar to the enhanced Ocean Baroness. It is estimated that this upgrade will cost approximately $200.0 million with $25.0 million estimated to be spent in 2001. The upgrade is expected to take approximately 19 months to complete.

      The Company also announced plans to spend approximately $100.0 million over the next 12-24 months to upgrade six of its jack-up rigs. The Company expects to spend approximately $30.0 million on these upgrades in 2001. The Ocean Titan and the Ocean Tower, both 350 feet water depth capability independent-leg slot rigs, will be converted to 350 feet independent-leg cantilever rigs. The Ocean Spartan, the Ocean Spur, the Ocean Sovereign and the Ocean Heritage, all 250 feet water depth capability independent-leg cantilever rigs, will be upgraded to 300 feet independent-leg cantilever rigs. The equipment necessary for these upgrades will be pre-fabricated and installation is planned to occur as idle time or scheduled surveys arise to minimize downtime. The Company expects to finance these upgrades through the use of existing cash balances or internally generated funds.

      During the six months ended June 30, 2001, the Company expended approximately $48.0 million in association with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included the upgrade of pre-load tanks and jacking systems, purchases of king-post cranes, drill pipe, anchor chain, riser, and other drilling equipment. The Company has budgeted $106.0 million for 2001 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

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

INTEGRATED SERVICES

      The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the six months ended June 30, 2001, DOTS contributed operating income of $0.5 million to the Company's consolidated results of operations, primarily from the completion of one international turnkey project. During the same period in 2000, DOTS provided turnkey and integrated services at the break-even level.

ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its June 30, 2001 financial statements.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, has not had nor is it expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including, but not limited to, expenditures related to the deepwater upgrades of the Ocean Baroness and the Ocean Rover (see "-- Liquidity" and "-- Capital Resources"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

      The Company's financial instruments include the Zero Coupon Debentures, the 1.5% Debentures, the Ocean Alliance lease-leaseback agreement, and investments in debt securities, including U.S. Treasury and other U.S. government corporations and agency securities, treasury inflation-indexed protected bonds ("TIP's"), and collateralized mortgage obligations ("CMO's").

      At June 30, 2001, the fair value of the Company's 1.5% Debentures, based on quoted market prices, was approximately $419.6 million, compared to a carrying amount of $460.0 million. At June 30, 2001, the contingent interest component of the Company's 1.5% Debentures was carried at its fair value of zero.

      At June 30, 2001, the fair value of the Company's Zero Coupon Debentures, based on quoted market prices, was approximately $388.0 million, compared to a carrying amount of $417.4 million.

      At June 30, 2001, the fair value of the Company's Ocean Alliance lease-leaseback agreement, based on the present value of estimated future cash flows using a discount rate of 8.11%, was approximately $54.7 million, compared to a carrying amount of $56.1 million.

      At June 30, 2001, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, excluding TIP's and CMO's, was approximately $448.1 million, which includes an unrealized holding loss of $0.7 million. These securities bear interest at rates ranging from 4.8% to 7.6%. These securities are U.S. government-backed, generally short-term and readily marketable.

      The fair market value of the Company's investment in TIP's at June 30, 2001 was approximately $244.0 million, which includes an unrealized holding gain of $6.8 million. These securities bear interest at rates ranging from 3.5% to 3.6% and have an inflation-adjusted principal. The amount of each semiannual interest payment is based on the securities' inflation-adjusted principal amount on an interest payment date and, at maturity, the securities will be redeemed at the greater of their inflation-adjusted principal or par amount at original issue. The TIP's are short-term and readily marketable.

      The fair market value of the Company's investment in CMO's at June 30, 2001 was approximately $96.6 million, which includes an unrealized holding gain of $0.2 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

      Other than trade accounts receivable and trade accounts payable, the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified as of the date of this report. The lawsuit is seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In early July 2001, the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims within the limits of the reserve. The stipulation, however, is subject to approval by the District Court. On July 30, 2001 the Chief U.S. District Judge for the Southern District of Texas issued a special order transferring this case to the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit is now styled Raymond Verdin, on behalf of himself and those similarly situated
v. Pride Offshore, Inc., et al; C.A. No. G-01-168. At that time all settings and deadlines then in effect were cancelled, subject to further orders from the Honorable Sim Lake, U.S. District Court Judge, Houston Division.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders (the "Annual Meeting") of Diamond Offshore Drilling, Inc. was held on May 23, 2001 in New York, New York. At the Annual Meeting, the holders of 127,372,086 shares of common stock out of 133,232,793 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

         a. To elect eight directors, each to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.


                                                  NUMBER OF SHARES
                                   ----------------------------------------------
                                                                         BROKER
                                       FOR           WITHHELD           NON-VOTE
                                   -----------      ----------        -----------
James S. Tisch                     113,709,104      13,662,982               0
Lawrence R. Dickerson              113,786,205      13,585,881               0
Alan R. Batkin                     127,256,268         115,818               0
Herbert C. Hofmann                 123,180,277       4,191,809               0
Arthur L. Rebell                   122,788,624       4,583,462               0
William B. Richardson              127,240,274         131,812               0
Michael H. Steinhardt              111,446,506      15,925,580               0
Raymond S. Troubh                  127,240,580         131,506               0

         b. To ratify the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company and its subsidiaries for fiscal year 2001.


                            For                         127,184,850
                            Against                         153,675
                            Abstain                          33,561
                            Broker Non-Vote                       0


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company filed the following reports on Form 8-K during the second quarter of 2001:


         Date of Report            Description of Report
         --------------            ---------------------
         April 6, 2001             Plan to offer the Company's 1.5% Debentures
                                   Pricing of the Company's 1.5% Debentures
                                   Redemption of all outstanding 3.75% Notes

         April 11, 2001            Issuance of the Company's 1.5% Debentures

         April 16, 2001            Item 9 Regulation FD disclosure
                                   (Informational only)

         May 1, 2001               Item 9 Regulation FD disclosure
                                   (Informational only)

         May 22, 2001              Item 9 Regulation FD disclosure
                                   (Informational only)

         June 25, 2001             Item 9 Regulation FD disclosure
                                   (Informational only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DIAMOND OFFSHORE DRILLING, INC.
                                           (Registrant)




Date     06-Aug-2001              By:  /s/ Gary T. Krenek
                                     ------------------------------------------
                                     Gary T. Krenek
                                     Vice President and Chief Financial Officer


Date     06-Aug-2001                   /s/ Beth G. Gordon
                                     ------------------------------------------
                                     Beth G. Gordon
                                     Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER          DESCRIPTION
  ------          -----------
    3.1           Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 1998).

    3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

    4.1 Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 11, 1997).

    4.2 Third Supplemental Indenture, dated as of April 11, 2001, between the Company and The Chase Manhattan Bank, as Trustee
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 2001).

   10.1 Purchase Agreement, dated April 6, 2001, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).


   10.2 Registration Rights Agreement, dated April 11, 2001, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce,
                  Fenner & Smith Incorporated (incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).