Form 10-Q
period 2001-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2001-11-07
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ___________________

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

         As of October 31, 2001     Common stock, $0.01 par value per share   132,053,155 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001


                                                                                            PAGE NO.
COVER PAGE........................................................................................1

TABLE OF CONTENTS.................................................................................2

PART I.  FINANCIAL INFORMATION....................................................................3

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets.....................................................3
                  Consolidated Statements of Income...............................................4
                  Consolidated Statements of Cash Flows...........................................5
                  Notes to Consolidated Financial Statements......................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS......................................................15

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................27

PART II.  OTHER INFORMATION......................................................................28

         ITEM 1.  LEGAL PROCEEDINGS..............................................................28

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................28

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................28

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................28

         ITEM 5.  OTHER INFORMATION..............................................................28

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................28

SIGNATURES.......................................................................................30

EXHIBIT INDEX....................................................................................31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                    -------------     ------------
                                                                                        2001             2000
                                                                                    -------------     ------------
                                                                                     (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $   244,161      $   144,456
  Marketable securities ........................................................         744,915          717,678
  Accounts receivable ..........................................................         198,350          153,452
  Rig inventory and supplies ...................................................          40,791           40,698
  Prepaid expenses and other ...................................................          20,287           44,673
                                                                                     -----------      -----------
                              Total current assets .............................       1,248,504        1,100,957
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION .....................................................       1,939,243        1,902,415
GOODWILL, NET OF ACCUMULATED AMORTIZATION ......................................          42,464           55,205
OTHER ASSETS ...................................................................          59,222           20,929
                                                                                     -----------      -----------
                              Total assets .....................................     $ 3,289,433      $ 3,079,506
                                                                                     ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ............................................     $     9,732      $     9,732
  Accounts payable .............................................................          58,175           59,021
  Accrued liabilities ..........................................................          65,055           53,923
  Taxes payable ................................................................           7,208              337
                                                                                     -----------      -----------
                              Total current liabilities ........................         140,170          123,013
LONG-TERM DEBT .................................................................         927,400          856,559
DEFERRED TAX LIABILITY .........................................................         356,266          316,627
OTHER LIABILITIES ..............................................................          18,524           15,454
                                                                                     -----------      -----------
                              Total liabilities ................................       1,442,360        1,311,653
                                                                                     -----------      -----------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,
   none issued and outstanding) ................................................              --               --
  Common stock (par value $0.01, 500,000,000 shares authorized,
   133,457,055 issued, 132,093,155 outstanding at September 30,
   2001 and 133,150,477 issued and outstanding at December 31, 2000) ...........           1,335            1,332
  Additional paid-in capital ...................................................       1,267,373        1,248,665
  Retained earnings ............................................................         601,206          517,186
  Accumulated other comprehensive income .......................................          13,972              670
  Treasury stock, at cost (1,363,900 shares at September 30, 2001) .............         (36,813)              --
                                                                                     -----------      -----------

                              Total stockholders' equity .......................       1,847,073        1,767,853
                                                                                     -----------      -----------
                              Total liabilities and stockholders' equity .......     $ 3,289,433      $ 3,079,506
                                                                                     ===========      ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ------------------------      ------------------------
                                                                 2001           2000           2001           2000
                                                               ---------      ---------      ---------      ---------
REVENUES .................................................     $ 230,636      $ 157,348      $ 663,192      $ 468,493

OPERATING EXPENSES:
       Contract drilling .................................       115,726        111,294        338,979        315,000
       Depreciation and amortization .....................        43,143         37,008        126,873        110,500
       General and administrative ........................         6,054          5,918         19,020         17,853
                                                               ---------      ---------      ---------      ---------
            Total operating expenses .....................       164,923        154,220        484,872        443,353
                                                               ---------      ---------      ---------      ---------

OPERATING INCOME .........................................        65,713          3,128        178,320         25,140

OTHER INCOME (EXPENSE):
       Gain on sale of assets ............................            83            149            292         14,231
       Interest income ...................................        13,156         16,703         36,436         35,237
       Interest expense ..................................        (5,927)        (3,861)       (20,364)        (6,702)
       Other, net ........................................         6,405            (51)        16,437           (737)
                                                               ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAX EXPENSE AND
    EXTRAORDINARY LOSS ...................................        79,430         16,068        211,121         67,169

INCOME TAX EXPENSE .......................................       (26,003)        (5,591)       (69,384)       (23,567)
                                                               ---------      ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS .........................        53,427         10,477        141,737         43,602

EXTRAORDINARY LOSS FROM EARLY DEBT EXTINGUISHMENT,
NET OF INCOME TAX BENEFIT OF $4,158 ......................            --             --         (7,722)            --
                                                               ---------      ---------      ---------      ---------

NET INCOME ...............................................     $  53,427      $  10,477      $ 134,015      $  43,602
                                                               =========      =========      =========      =========

EARNINGS PER SHARE:
      BASIC
       Income before extraordinary loss ..................     $    0.40      $    0.08      $    1.06      $    0.32
       Extraordinary loss ................................            --             --          (0.06)            --
                                                               ---------      ---------      ---------      ---------
       NET ...............................................     $    0.40      $    0.08      $    1.00      $    0.32
                                                               =========      =========      =========      =========

     DILUTED
       Income before extraordinary loss ..................     $    0.38      $    0.08      $    1.02      $    0.32
       Extraordinary loss ................................            --             --          (0.05)            --
                                                               ---------      ---------      ---------      ---------
       NET ...............................................     $    0.38      $    0.08      $    0.97      $    0.32
                                                               =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Shares of common stock ............................       132,889        135,469        133,166        135,563
       Dilutive potential shares of common stock .........        16,528             --         16,362          9,876
                                                               ---------      ---------      ---------      ---------
            Total weighted average shares outstanding ....       149,417        135,469        149,528        145,439
                                                               ---------      ---------      ---------      ---------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ------------------------
                                                                                   2001           2000
                                                                                ---------      ---------
OPERATING ACTIVITIES:
      Net income ..........................................................     $ 134,015      $  43,602
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .....................................       126,873        110,500
        Gain on sale of assets ............................................          (292)       (14,231)
        Gain on sale of investment securities .............................       (19,626)           (51)
        Extraordinary loss from early debt extinguishment, net of tax .....         7,722             --
        Deferred tax provision ............................................        42,686         21,042
        Accretion of discounts on investment securities ...................        (2,358)        (4,709)
        Amortization of debt issuance costs ...............................         1,134            577
        Amortization of discount on zero coupon convertible debentures ....        10,819          4,497
      Changes in operating assets and liabilities:
        Accounts receivable ...............................................       (44,898)          (882)
        Rig inventory and supplies and other current assets ...............        24,293         (7,959)
        Other assets, non-current .........................................       (32,561)        (4,334)
        Accounts payable and accrued liabilities ..........................         4,618        (21,638)
        Taxes payable .....................................................        11,029        (15,707)
        Other liabilities, non-current ....................................         3,070            828
        Other, net ........................................................        (1,979)         1,103
                                                                                ---------      ---------
            Net cash provided by operating activities .....................       264,545        112,638
                                                                                ---------      ---------

INVESTING ACTIVITIES:
      Capital expenditures ................................................      (162,457)      (257,713)
      Proceeds from sale of assets ........................................         1,577         32,709
      Net change in marketable securities .................................        17,091       (208,028)
      Settlement of forward contracts .....................................           100             --
                                                                                ---------      ---------
            Net cash used in investing activities .........................      (143,689)      (433,032)
                                                                                ---------      ---------

FINANCING ACTIVITIES:
      Acquisition of treasury stock .......................................       (30,966)       (12,044)
      Proceeds from sale of put options ...................................         6,294          3,875
      Payment of dividends ................................................       (49,993)       (50,850)
      Proceeds from stock options exercised ...............................            --            123
      Issuance of zero coupon convertible debentures ......................            --        402,178
      Debt issuance costs - zero coupon convertible debentures ............            --         (9,256)
      Early extinguishment of debt - 3.75% convertible subordinated
        notes..............................................................      (395,622)            --
      Issuance of 1.5% convertible senior debentures ......................       460,000             --
      Debt issuance costs-1.5% convertible senior debentures ..............       (10,864)            --
                                                                                ---------      ---------
            Net cash (used in) provided by financing activities ...........       (21,151)       334,026
                                                                                ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................        99,705         13,632
      Cash and cash equivalents, beginning of period ......................       144,456        112,316
                                                                                ---------      ---------
      Cash and cash equivalents, end of period ............................     $ 244,161      $ 125,948
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

Derivative Financial Instruments

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify areas causing difficulties in implementation. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, has not had nor is it expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt during the nine months ended September 30, 2001 and 2000 totaled $9.6 million and $15.0 million, respectively. Cash payments made, net of refunds, for income taxes during the nine months ended September 30, 2001 and 2000 totaled $15.4 million and $23.4 million, respectively.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. The Company incurred interest cost, including amortization of debt issuance costs, of $6.7 million and $22.2 million during the quarter and nine months ended September 30, 2001, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 2001 was $0.8 million and $1.8 million, respectively. The Company incurred interest cost of $7.5 million and $16.3 million during the quarter and nine months ended September 30, 2000, respectively. Interest cost capitalized during the quarter and nine months ended September 30, 2000 was $3.7 million and $9.6 million, respectively.

Goodwill

      Goodwill is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the quarter and nine months ended September 30, 2001 totaled $0.8 million and $2.5 million, respectively. For the quarter and nine months ended September 30, 2000, amortization expense totaled $1.1 million and $3.3 million, respectively. The Company expects to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and to suspend amortization of goodwill at that time.

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the terms of the related debt.

Treasury Stock

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method, which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the nine months ended September 30, 2001, the Company purchased 1,363,900 shares of its common stock at an aggregate cost of $36.8 million, or at an average cost of $26.99 per share. During the nine months ended September 30, 2000, the Company purchased 410,300 shares of its common stock at an aggregate cost of $12.0 million, or at an average cost of $29.35 per share. In October 2001, the Company purchased 40,000 shares of its common stock at an aggregate cost of $1.0 million, or at an average cost of $25.00 per share.

Common Equity Put Options

      During the nine months ended September 30, 2001, the Company received premiums of $6.3 million for the sale of put options covering 1,500,000 shares of common stock. The options give the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company has the option to settle in cash or shares of common stock. Premiums received for these options are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets.

      Put options outstanding at September 30, 2001 are as follows:

                     NO. OF SHARES
   EXPIRATION          OF COMMON        EXERCISE PRICE
      DATE               STOCK            PER SHARE
   ----------        -------------      --------------
     2/05/02            500,000             $27.96
     2/12/02            500,000             $40.00
     2/19/02            250,000             $29.50
     2/19/02            250,000             $28.50

      In October 2001, the Company received premiums of $0.5 million for the sale of put options covering 163,721 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $24.99 per share at any time prior to their expiration on March 29, 2002. The Company has the option to settle in cash or shares of common stock.

Extraordinary Loss

      On April 6, 2001, the Company redeemed all of its outstanding 3.75% convertible subordinated notes (the "3.75% Notes") at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million. An extraordinary loss of $7.7 million was incurred as a result of the early extinguishment of debt, consisting of $8.1 million of retirement premiums and the write-off of $3.8 million of associated debt issuance costs, net of a tax benefit of $4.2 million. See
Note 8.

Comprehensive Income

      Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances except those from investments by owners and distributions to owners. For the quarter and nine months ended September 30, 2001, comprehensive income totaled $66.0 million and $147.3 million, respectively. For the quarter and nine months ended September 30, 2000, comprehensive income totaled $17.4 million and $53.3 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, and unrealized holding gains and losses on investments.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Reclassifications

      Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

2. EARNINGS PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                 -------------------------     ------------------------
                                                                    2001           2000          2001           2000
                                                                 ---------     -----------     ---------      ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME BEFORE EXTRAORDINARY LOSS - BASIC (NUMERATOR): ......     $  53,427     $    10,477     $ 141,737      $  43,602
    Extraordinary loss from early debt extinguishment,
      net of income tax benefit of $4,158 ..................            --              --        (7,722)            --
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ............            --              --         2,457          3,111
         Zero coupon convertible debentures ................         2,157              --         6,691             --
         Convertible senior debentures - 1.5% ..............         1,029              --         2,029             --
                                                                 ---------     -----------     ---------      ---------
NET INCOME INCLUDING CONVERSIONS - DILUTED (NUMERATOR): ....     $  56,613     $    10,477     $ 145,192      $  46,713
                                                                 =========     ===========     =========      =========

WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR): .............       132,889         135,469       133,166        135,563
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ............            --              --         3,429          9,876
         Zero coupon convertible debentures ................         6,929              --         6,929             --
         Convertible senior debentures - 1.5% ..............         9,383              --         5,946             --
         Put options .......................................           216              --            58             --
                                                                 ---------     -----------     ---------      ---------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS - DILUTED
(DENOMINATOR): .............................................       149,417         135,469       149,528        145,439
                                                                 =========     ===========     =========      =========
EARNINGS PER SHARE:
BASIC
    Income before extraordinary loss .......................     $    0.40     $      0.08     $    1.06      $    0.32
    Extraordinary loss .....................................            --              --         (0.06)            --
                                                                 ---------     -----------     ---------      ---------
    NET ....................................................     $    0.40     $      0.08     $    1.00      $    0.32
                                                                 =========     ===========     =========      =========
DILUTED
    Income before extraordinary loss .......................     $    0.38     $      0.08     $    1.02      $    0.32
    Extraordinary loss .....................................            --              --         (0.05)            --
                                                                 ---------     -----------     ---------      ---------
    NET ....................................................     $    0.38     $      0.08     $    0.97      $    0.32
                                                                 =========     ===========     =========      =========

      Diluted earnings per share ("EPS") for the quarter ended September 30, 2000 excludes 9.8 million potentially dilutive shares issuable upon conversion of the 3.75% Notes because the inclusion of such shares would be antidilutive.

      The computation of diluted EPS for the quarter and nine months ended September 30, 2000 excludes approximately 6.9 million and 3.0 million, respectively, potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), issued in June 2000, because the inclusion of such shares would be antidilutive.

      Put options covering 750,000 shares of common stock at an exercise price of $37.85 per share were outstanding through September 30, 2000 but were not included in the computation of diluted EPS for the quarter and nine months ended September 30, 2000 because the options' exercise price was less than the average market price per share of the common stock.

      Non-qualified stock options were not included in the computation of diluted EPS for the quarter ended September 30, 2001 because the options' exercise price was more than the average market price per share of the common stock. The incremental shares calculated from non-qualified stock options included in the computation of diluted EPS for the nine months ended September 30, 2001 and the quarter and nine months ended September 30, 2000 were immaterial for presentation purposes.

3. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                               SEPTEMBER 30, 2001
                                                       ----------------------------------
                                                                   UNREALIZED      FAIR
                                                         COST         GAIN        VALUE
                                                       --------    ----------    --------
                                                                  (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
     Due after one year through five years .......     $325,582     $ 13,675     $339,257
     Due after five years through ten years ......      161,487        8,778      170,265
Collateralized mortgage obligations ..............      232,212        3,181      235,393
                                                       --------     --------     --------
     Total .......................................     $719,281     $ 25,634     $744,915
                                                       ========     ========     ========

                                                                 DECEMBER 31, 2000
                                                       ----------------------------------
                                                                   UNREALIZED      FAIR
                                                         COST         GAIN        VALUE
                                                       --------    ----------    --------
                                                                 (IN THOUSANDS)
Debt securities issued  by the U.S. Treasury
and other U.S. government agencies:
     Due within one year .........................     $149,005     $     60     $149,065
     Due after five years through ten years ......      265,981        1,045      267,026
Collateralized mortgage obligations ..............      297,446        3,757      301,203
Equity securities ................................          231          153          384
                                                       --------     --------     --------
     Total .......................................     $712,663     $  5,015     $717,678
                                                       ========     ========     ========

All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:

                                   NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------
                                       2001                2000
                                   -----------         -----------
                                            (IN THOUSANDS)
Proceeds from sales ..........     $ 1,434,795         $   784,332
Gross realized gains .........          19,720                 957
Gross realized losses ........             (94)               (906)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Forward Exchange Contracts

      The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. The Company's primary technique for minimizing its foreign exchange risk involves structuring customer contracts to provide for payment in both the U.S. dollar and the foreign currency. The payment portion denominated in the foreign currency is based on anticipated foreign currency requirements over the contract term. In some instances, a foreign exchange forward contract is used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

      On July 27, 2001, the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars each month end through July 31, 2002. These forward contracts are derivatives as defined by SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company on July 27, 2001 do not qualify for hedge accounting. A pre-tax loss of $0.3 million related to the forward contracts (a $0.1 million realized gain offset by a $0.4 million unrealized loss) was recorded in the Consolidated Statements of Income for the three months and nine months ended September 30, 2001 in "Other income (expense)."

Contingent Interest

      On April 11, 2001, the Company issued 1.5% convertible senior debentures (the "1.5% Debentures") in the amount of $460.0 million which are due April 15, 2031 and contain a contingent interest provision (see Note 8). The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance or at September 30, 2001.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                        -------------        ------------
                                                                             2001                2000
                                                                        -------------        ------------
                                                                                  (IN THOUSANDS)
Drilling rigs and equipment .....................................        $ 2,698,250         $ 2,155,924
Construction work in progress ...................................             92,198             474,154
Land and buildings ..............................................             14,355              14,224
Office equipment and other ......................................             19,152              18,480
                                                                         -----------         -----------
          Cost ..................................................          2,823,955           2,662,782
Less accumulated depreciation ...................................           (884,712)           (760,367)
                                                                         -----------         -----------
          Drilling and other  property and equipment, net .......        $ 1,939,243         $ 1,902,415
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

6. GOODWILL

      Cost and accumulated amortization of goodwill is summarized as follows:

                                         SEPTEMBER 30,     DECEMBER 31,
                                         -------------     ------------
                                             2001             2000
                                         -------------     ------------
                                                  (IN THOUSANDS)
Goodwill ..........................        $ 72,415         $ 82,628
Less accumulated amortization .....         (29,951)         (27,423)
                                           --------         --------
          Total ...................        $ 42,464         $ 55,205
                                           ========         ========

      During the nine months ended September 30, 2001, adjustments of $10.2 million were recorded to reduce goodwill before accumulated amortization. The adjustments represent tax benefits not previously recognized for the excess of tax deductible goodwill over the goodwill recorded in accordance with accounting principles generally accepted in the United States of America.


7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                              SEPTEMBER 30,  DECEMBER 31,
                                              -------------  ------------
                                                  2001           2000
                                              -------------  ------------
                                                     (IN THOUSANDS)
Personal injury and other claims .......        $24,714        $21,565
Payroll and benefits ...................         26,881         22,688
Interest payable .......................          6,463          5,870
Other ..................................          6,997          3,800
                                                -------        -------
          Total ........................        $65,055        $53,923
                                                =======        =======

8.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                   -------------   ------------
                                                       2001            2000
                                                   -------------   ------------
                                                           (IN THOUSANDS)
Convertible subordinated notes - 3.75% ......        $     --        $399,980
Zero coupon convertible debentures ..........         421,032         410,211
Convertible senior debentures - 1.5% ........         460,000              --
Ocean Alliance lease-leaseback agreement ....          56,100          56,100
                                                     --------        --------
                                                      937,132         866,291
Less current maturities .....................           9,732           9,732
                                                     --------        --------
          Total .............................        $927,400        $856,559
                                                     ========        ========

Convertible Subordinated Notes

      On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes in accordance with the indenture under which the 3.75% Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the 3.75% Notes had been converted into 307,071 shares of the Company's common stock, par value $0.01 per share, at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the 3.75% Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million resulting in an after-tax charge of $7.7 million, which is reported as an extraordinary loss in the Consolidated Statements of Income for the nine months ended September 30, 2001.

Convertible Senior Debentures

      On April 11, 2001, the Company issued $460.0 million principal amount of 1.5% Debentures which are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock. The transaction resulted in net proceeds of approximately $449.1 million.

      Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2001. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness.

      The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or on September 30, 2001.

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

9. COMMITMENTS AND CONTINGENCIES

      Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified as of the date of this report. The lawsuit is seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In July 2001, the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims within the limits of the reserve. The stipulation, however, is subject to approval by the District Court. On July 30, 2001 the Chief U.S. District Judge for the Southern District of Texas issued a special order transferring this case to the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit is now styled Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168. At that time all settings and deadlines then in effect were cancelled, subject to further orders from the Honorable Sim Lake, U.S. District Court Judge, Houston Division.

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


Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                           --------------------------         ---------------------------
                                              2001             2000              2001              2000
                                           ---------        ---------         ---------         ---------
                                                                   (IN THOUSANDS)
High Specification Floaters .......        $  81,168        $  48,770         $ 240,386         $ 153,636
Other Semisubmersibles ............          101,206           74,391           279,237           229,737
Jack-ups ..........................           48,245           31,333           139,203            79,385
Integrated Services ...............               16            4,889             5,524             8,840
Other .............................                1              140               210               512
Eliminations ......................               --           (2,175)           (1,368)           (3,617)
                                           ---------        ---------         ---------         ---------
        Total revenues ............        $ 230,636        $ 157,348         $ 663,192         $ 468,493
                                           =========        =========         =========         =========

Geographic Areas

      At September 30, 2001, the Company had drilling rigs located offshore seven countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ------------------------        ------------------------
                                                       2001            2000            2001            2000
                                                     --------        --------        --------        --------
                                                                          (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States .............................        $148,767        $ 94,541        $422,265        $252,047

  Foreign:
     Europe/Africa ..........................          17,772           8,701          43,058          47,997
     Australia/Southeast Asia ...............          25,450          11,190          61,817          41,063
     South America ..........................          38,647          42,916         136,052         127,386
                                                     --------        --------        --------        --------
          Total revenues ....................        $230,636        $157,348        $663,192        $468,493
                                                     ========        ========        ========        ========

11. OTHER INCOME AND EXPENSE (OTHER, NET)

     Other, net consists of the following:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -------------------------         -------------------------
                                                       2001             2000             2001             2000
                                                     --------         --------         --------         --------
                                                                             (IN THOUSANDS)
Realized net gain on marketable
 securities .................................        $  6,720         $     82         $ 19,626         $     51
Reserve for pending litigation ..............              --               --          (10,000)              --
Settlement of resolved litigation ...........              --               --            7,284               --
Miscellaneous ...............................            (315)            (133)            (473)            (788)
                                                     --------         --------         --------         --------
     Total other income (expense), net ......        $  6,405         $    (51)        $ 16,437         $   (737)
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

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services). Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------          INCREASE/
                                                        2001              2000           (DECREASE)
                                                     ---------         ---------         ----------
                                                                      (IN THOUSANDS)
REVENUES
  High Specification Floaters ...............        $  81,168         $  48,770         $  32,398
  Other Semisubmersibles ....................          101,206            74,391            26,815
  Jack-ups ..................................           48,245            31,333            16,912
  Integrated Services .......................               16             4,889            (4,873)
  Other .....................................                1               140              (139)
  Eliminations ..............................               --            (2,175)            2,175
                                                     ---------         ---------         ---------
          Total Revenues ....................        $ 230,636         $ 157,348         $  73,288
                                                     =========         =========         =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ...............        $  30,921         $  27,816         $   3,105
  Other Semisubmersibles ....................           56,074            49,301             6,773
  Jack-ups ..................................           27,619            27,895              (276)
  Integrated Services .......................              196             6,044            (5,848)
  Other .....................................              916             2,413            (1,497)
  Eliminations ..............................               --            (2,175)            2,175
                                                     ---------         ---------         ---------
          Total Contract Drilling Expense ...        $ 115,726         $ 111,294         $   4,432
                                                     =========         =========         =========
OPERATING INCOME
  High Specification Floaters ...............        $  50,247         $  20,954         $  29,293
  Other Semisubmersibles ....................           45,132            25,090            20,042
  Jack-ups ..................................           20,626             3,438            17,188
  Integrated Services .......................             (180)           (1,155)              975
  Other .....................................             (915)           (2,273)            1,358
  Depreciation and Amortization Expense .....          (43,143)          (37,008)           (6,135)
  General and Administrative Expense ........           (6,054)           (5,918)             (136)
                                                     ---------         ---------         ---------
          Total Operating Income ............        $  65,713         $   3,128         $  62,585
                                                     =========         =========         =========

      High Specification Floaters.

      Revenues. Revenues from high specification floaters during the three months ended September 30, 2001 increased from the same period in 2000. Approximately one-half of the increase ($16.5 million) was due to the Ocean Confidence working during the third quarter of 2001. The rig was completing its conversion to a high specification semisubmersible drilling unit during the same period of 2000. In addition, revenues increased approximately $9.9 million due to higher dayrates. Overall, average operating dayrates increased from $95,000 per day to $117,400 per day (excluding the Ocean Confidence) from the third quarter of 2000 to the third quarter of 2001. Increases in average operating dayrates included a $50,500 per day increase to $117,500 per day for the Ocean America and a $31,600 per day increase to $105,000 per day for the Ocean Star.

      Improvements in utilization also contributed approximately $6.0 million to revenue. Utilization (excluding the Ocean Confidence) increased from 80% for the third quarter of 2000 to 90% for the same period in 2001. Utilization for the Ocean Clipper and the Ocean Alliance improved over 2000 when these rigs experienced downtime for repairs.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the three months ended September 30, 2001 increased from the same period in 2000. The Ocean Confidence, which began operations in January 2001 after completing its conversion to a high specification semisubmersible drilling unit, added $5.0 million to contract drilling expense for the third quarter of 2001. However, contract drilling expense for the Ocean Alliance was lower in the third quarter of 2001 due to costs incurred during the same period in 2000 for the mobilization of the rig from Angola to Brazil. Other high specification floater contract drilling expenses remained relatively unchanged from the third quarter of 2000 to the same period in 2001, despite the overall increase in utilization, as none of the rigs had significantly reduced their crews while idle.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles during the three months ended September 30, 2001 increased from the same period in 2000 primarily due to higher average operating dayrates. Higher dayrates contributed $19.2 million to the increase in revenues for the quarter ended September 30, 2001. The average operating dayrate for other semisubmersibles increased approximately $7,200 per day from the third quarter of 2000 to $67,200 per day in the third quarter of 2001. Only two of the Company's twenty-three semisubmersible rigs in this classification experienced decreases to their average operating dayrate from the third quarter of 2000.

      Revenues were also greater in the third quarter of 2001 than the same quarter of 2000 due to an increase in utilization. Overall, utilization increased to 74% from 59% in the third quarter of 2000. The Ocean Epoch, Ocean New Era, and Ocean Endeavor all worked the entire third quarter of 2001 compared to the same period in 2000. The upgrade of water depth capabilities and variable deckload of the Ocean Epoch was ongoing during the third quarter of 2000 while the Ocean New Era and the Ocean Endeavor were idle during the same period. These three rigs contributed an additional $13.9 million to revenues in the third quarter of 2001. Revenues decreased from the third quarter of 2000 for the Ocean Whittington and the Ocean Yorktown. During most of the current year quarter the Ocean Whittington was in a shipyard for repairs and the Ocean Yorktown was in a shipyard for a special survey and upgrades in connection with new contract requirements. Revenues from these two rigs decreased $10.9 million from the third quarter 2000.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the three months ended September 30, 2001 increased from the same period in 2000. Costs for the Ocean Epoch in the third quarter of 2001 were $2.5 million higher than in the same quarter of 2000 when costs associated with the rig upgrade were capitalized. In addition, contract drilling expense for the Ocean Yorktown increased $2.0 million from the third quarter of 2000 due to costs associated with a special survey and contract upgrades during the third quarter of 2001. Costs also increased in the third quarter of 2001 by approximately $1.3 million due to the mobilization of the Ocean Whittington to a shipyard for repairs.

      Jack-Ups.

      Revenues. Revenues from jack-ups during the quarter ended September 30, 2001 increased from the same period in 2000 primarily due to an increase in average operating dayrates. Average operating dayrates increased for all of the jack-ups in the fleet and contributed an additional $18.9 million to revenues. The average operating dayrate for the Company's jack-ups increased 66% from $27,000 per day during the third quarter of 2000 to $44,700 per day during the third quarter of 2001.

      Utilization for the Company's jack-ups decreased from 91% for the third quarter of 2000 to 84% for the third quarter of 2001. The Ocean Summit was in a shipyard the entire third quarter of 2001 for repairs and a special survey. In addition, the Ocean Champion spent most of the third quarter of 2001 in a shipyard for a special survey and repairs while the Ocean Nugget was idle for part of the third quarter of 2001. As a result, revenues during the current quarter decreased $4.8 million from the same quarter in 2000. However, utilization improvements for the Ocean Heritage contributed $3.2 million to third quarter 2001 revenues. The rig worked the entire third quarter of 2001 compared to the third quarter of 2000 when the rig was in a shipyard for repairs.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the three months ended September 30, 2001 decreased compared to the same period in 2000. Contract drilling expense for the Ocean Heritage was lower in the third quarter of 2001 than in the same period of 2000 when the rig was in a shipyard for repairs. Increases in expense were primarily due to shipyard repairs and special surveys performed on the Ocean Summit and the Ocean Champion during the third quarter of 2001.


      Integrated Services.

      Operating income for integrated services increased in the third quarter of 2001 compared to the third quarter of 2000 as a result of the difference in type and magnitude of projects during those periods. During the third quarter of 2001, engineering services were provided in the Gulf of Mexico while during the same period in 2000 an operating loss resulted from a turnkey project in the Gulf of Mexico that took longer than expected to complete.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense increased $6.1 million in the third quarter of 2001 from the third quarter of 2000. Higher depreciation in 2001 resulted primarily from depreciation for the Ocean Confidence, which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001.

      Interest Income.

      Interest income of $13.2 million for the quarter ended September 30, 2001 decreased $3.5 million from $16.7 million for the same period in 2000. This decrease resulted primarily from a lower average interest rate on investments held during the third quarter of 2001 versus investments held during the same quarter of the prior year.

      Interest Expense.

      Interest expense of $5.9 million for the quarter ended September 30, 2001 increased $2.0 million from $3.9 million for the same period in 2000 primarily as a result of less interest being capitalized due to the completion of the Ocean Confidence conversion, the issuance of the 1.5% Debentures on April 11, 2001 and interest expense related to the December 2000 lease-leaseback of the Ocean Alliance. This increase was partially offset by a reduction in interest expense resulting from the Company's redemption of all of its outstanding 3.75% Notes on April 6, 2001. See "--Liquidity."

      Other Income and Expense (Other, net).

      Other income of $6.4 million for the quarter ended September 30, 2001 increased $6.5 million from other expense of $0.1 million for the same period in 2000. This increase resulted primarily from a $6.7 million gain realized on the sale of marketable securities.

      Income Tax Expense.

      Income tax expense of $26.0 million for the quarter ended September 30, 2001 increased $20.4 million from $5.6 million for the same period in 2000 primarily as a result of the increase in "Income before income taxes and extraordinary loss" of $63.4 million in 2001, which was partially offset by a lower effective income tax rate in 2001. The lower effective income tax rate in 2001 was primarily due to the Company's decision to permanently reinvest the earnings of its UK subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          ---------------------------          INCREASE/
                                                            2001              2000            (DECREASE)
                                                          ---------         ---------         ----------
                                                                          (IN THOUSANDS)
REVENUES
  High Specification Floaters ....................        $ 240,386         $ 153,636         $  86,750
  Other Semisubmersibles .........................          279,237           229,737            49,500
  Jack-ups .......................................          139,203            79,385            59,818
  Integrated Services ............................            5,524             8,840            (3,316)
  Other ..........................................              210               512              (302)
  Eliminations ...................................           (1,368)           (3,617)            2,249
                                                          ---------         ---------         ---------
          Total Revenues .........................        $ 663,192         $ 468,493         $ 194,699
                                                          =========         =========         =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ....................        $  90,400         $  76,316         $  14,084
  Other Semisubmersibles .........................          162,644           155,879             6,765
  Jack-ups .......................................           79,322            72,073             7,249
  Integrated Services ............................            5,170             9,995            (4,825)
  Other ..........................................            2,811             4,354            (1,543)
  Eliminations ...................................           (1,368)           (3,617)            2,249
                                                          ---------         ---------         ---------
          Total Contract Drilling Expense ........        $ 338,979         $ 315,000         $  23,979
                                                          =========         =========         =========
OPERATING INCOME
  High Specification Floaters ....................        $ 149,986         $  77,320         $  72,666
  Other Semisubmersibles .........................          116,593            73,858            42,735
  Jack-ups .......................................           59,881             7,312            52,569
  Integrated Services ............................              354            (1,155)            1,509
  Other ..........................................           (2,601)           (3,842)            1,241
  Depreciation and Amortization Expense ..........         (126,873)         (110,500)          (16,373)
  General and Administrative Expense .............          (19,020)          (17,853)           (1,167)
                                                          ---------         ---------         ---------
          Total Operating Income .................        $ 178,320         $  25,140         $ 153,180
                                                          =========         =========         =========

     High Specification Floaters.

     Revenues. Revenues from high specification floaters during the nine months ended September 30, 2001 increased from the same period in 2000. The majority of the increase ($45.7 million) was generated by the Ocean Confidence which began working in early January 2001. The rig was undergoing a conversion to a high specification semisubmersible drilling unit throughout 2000. Average operating dayrates for high specification floaters increased from $97,000 per day for the first nine months of 2000 to $108,200 per day (excluding the Ocean Confidence) for the same period of 2001. The average operating dayrate for the Ocean Alliance increased from $79,500 per day during the first nine months of 2000, while working in Angola, to $116,200 per day during the same period in 2001 while working in Brazil. Overall, higher dayrates added $28.9 million to revenues in the first nine months of 2001.

     Utilization for high specification floaters improved to 94% for the first nine months of 2001 from 85% for the same period in 2000, excluding the Ocean Confidence. This improvement in utilization contributed $12.1 million to 2001 revenues. Utilization improved for the Ocean Quest, which was idle for almost five months in 2000 compared to one month in 2001, and the Ocean Clipper which had less downtime for repairs during the first nine months of 2001 than the same period of 2000.

     Contract Drilling Expense. Contract drilling expense for high specification floaters increased during the nine months ended September 30, 2001 compared to the same period in 2000. This increase resulted primarily from costs incurred by the Ocean Confidence ($16.6 million) which began operations in January 2001. Contract drilling expense decreased in 2001 for the Ocean Alliance as the rig incurred greater expenses in 2000 due to the mobilization of the rig from Angola to Brazil.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles increased during the nine months ended September 30, 2001 from the same period in 2000 due to increases in average operating dayrates and improvements in utilization. Average dayrates increased to $65,700 per day for the first nine months of 2001 from $62,000 for the same period in 2000 and contributed an additional $25.8 million to 2001 revenues. The greatest dayrate increases were for the Ocean General, Ocean Nomad, and Ocean Bounty. However, average operating dayrates decreased for the Ocean Princess and the Ocean Whittington.

      Improvements in utilization, 71% for the nine months ended September 30, 2001 compared to 60% for the same period in 2000, added $22.7 million to 2001 revenues. The Ocean Guardian and the Ocean Voyager were idle longer in 2000 than in 2001, while the Ocean New Era was idle the entire period ended September 30, 2000 compared to approximately four months in 2001. The Ocean Epoch spent most of the first nine months of 2000 in a shipyard for water depth capability and variable deckload upgrades compared to the same period in 2001 when the rig worked approximately seven months. However, utilization decreased in 2001 for the Ocean Whittington and the Ocean Yorktown as both rigs were in shipyards, the Ocean Whittington for a special survey and repairs and the Ocean Yorktown for a special survey and upgrades in connection with new contract requirements.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the nine months ended September 30, 2001 increased from the same period in 2000. Rig expenses increased $3.6 million for the Ocean Epoch for the nine months ended 2001 from the same period in 2000 when most of the expenses were associated with the rig's upgrade and were capitalized. In addition, contract drilling expense for the Ocean Yorktown increased $2.4 million in the first nine months of 2001 primarily due to a special survey and contract upgrades. Also, the third quarter 2001 mobilization of the Ocean Whittington to a shipyard for repairs increased costs by $1.3 million in the first nine months of 2001 compared to the same period in 2000.

      Jack-Ups.

      Revenues. Revenues for jack-ups improved over the nine months ended September 30, 2001 compared to the same period in 2000. The Company's jack-up fleet experienced an 86% increase in average operating dayrates, from $23,000 per day for the first nine months of 2000 to $42,700 for the same period of 2001. Average operating dayrates for each of the jack-up rigs increased at least 40% over 2000 and contributed an additional $64.6 million to revenues in the first nine months of 2001 over the same period in 2000.

      Utilization decreased to 84% for the nine months ended September 30, 2001 from 89% for the same period of 2000 primarily due to the Ocean Nugget which was stacked for over one-half of the current year due to repairs, a special survey, and idle time and the Ocean Sovereign which spent most of the first nine months of 2001 in a shipyard for repairs. In addition, inspection and repairs to the Ocean Summit and the Ocean Crusader during 2001 contributed to the overall decline in utilization for the Company's jack-up fleet. Each of these rigs worked during most of the same period in 2000. Utilization improvements resulted from the Ocean Tower, the Ocean Champion and the Ocean Heritage. The Ocean Tower and the Ocean Champion both worked during most of 2001 but were cold stacked for part of 2000. The Ocean Heritage, which worked all of the first nine months of 2001, spent part of 2000 in a shipyard for repairs.

      Contract Drilling Expense. Contract drilling expense increased for jack-ups during the nine months ended September 30, 2001 compared to the same period in 2000. Operating costs were higher in 2001 for the Ocean Nugget and the Ocean Summit due to inspections and repairs. In addition, contract drilling expenses were higher in 2001 for the Ocean Tower and the Ocean Champion. Both of these rigs operated during most of 2001, but were cold stacked during part of the first nine months of 2000.


      Integrated Services.

      Operating income for integrated services increased as a result of the difference in number, type and magnitude of projects during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. During 2001, integrated services contributed operating income of $0.4 million to the Company's consolidated results of operations primarily due to the completion of one international turnkey project, which started in the last quarter of 2000. During the same period in 2000, Diamond Offshore Team Solutions, Inc. ("DOTS") provided turnkey and integrated services and incurred an operating loss of $1.2 million primarily from a turnkey project in the Gulf of Mexico that took longer than expected to complete.

     Depreciation and Amortization Expense.

     Depreciation and amortization expense for the nine months ended September 30, 2001 increased $16.4 million over the prior year. Higher depreciation in 2001 resulted primarily from depreciation for the Ocean Confidence, which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001.

     General and Administrative Expense.

     General and administrative expense increased $1.2 million in the first nine months of 2001 compared to the same period in 2000 primarily due to the final payment of Phase III costs for the Company's participation in the Subsea Mudlift Drilling Joint Industry Project.

     Gain on Sale of Assets.

     Gain on sale of assets of $0.3 million for the nine months ended September 30, 2001 decreased $13.9 million from $14.2 million for the same period in 2000 primarily due to the January 2000 sale of the Company's jack-up drilling rig, Ocean Scotian which had been cold stacked offshore The Netherlands prior to the sale. The rig was sold for $32.0 million in cash which resulted in a gain of $13.9 million ($9.0 million after tax).

     Interest Income.

     Interest income of $36.4 million for the nine months ended September 30, 2001 increased $1.2 million from $35.2 million for the same period in 2000. This increase resulted primarily from the investment of higher cash balances generated by the sale of the 1.5% Debentures on April 11, 2001, the sale of the Company's Zero Coupon Convertible Debentures due 2020 on June 6, 2000 and the December 2000 lease-leaseback of the Ocean Alliance. Cash balances available for investment were partially reduced as a result of the Company's redemption of all of its outstanding 3.75% Notes on April 6, 2001. See " --Liquidity."

     Interest Expense.

     Interest expense of $20.4 million for the nine months ended September 30, 2001 increased $13.7 million from $6.7 million for the same period in 2000 primarily as a result of less interest being capitalized due to the completion of the Ocean Confidence conversion, the issuance of the Zero Coupon Debentures on June 6, 2000, the issuance of the 1.5% Debentures on April 11, 2001 and interest expense related to the December 2000 lease-leaseback of the Ocean Alliance. This increase was partially offset by a reduction in interest expense resulting from the Company's redemption of all of its outstanding 3.75% Notes on April 6, 2001. See "--Liquidity."

     Other Income and Expense (Other, net).

     Other income of $16.4 million for the nine months ended September 30, 2001 increased $17.1 million from other expense of $0.7 million for the same period in 2000. This increase resulted primarily from a $19.6 million gain realized on the sale of marketable securities and a $7.3 million receipt of a settlement payment for resolved litigation which were partially offset by a $10.0 million reserve for pending litigation.

     Income Tax Expense.

     Income tax expense of $69.4 million for the nine months ended September 30, 2001 increased $45.8 million from $23.6 million for the same period in 2000 primarily as a result of the increase in "Income before income taxes and extraordinary loss" of $144.0 million in 2001, which was partially offset by a lower effective income tax rate in 2001. The lower effective income tax rate in 2001 was primarily due to the Company's decision to permanently reinvest the earnings of its UK subsidiaries.

     Extraordinary Loss.

     On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million. An extraordinary loss of $7.7 million was incurred as a result of the early extinguishment of debt, consisting of $8.1 million of retirement premiums and the write-off of $3.8 million of associated debt issuance costs, net of a tax benefit of $4.2 million. See Note 8 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

OUTLOOK

     There has historically been a strong correlation between the price of oil and natural gas and the demand for offshore drilling services. The recent uncertainty surrounding these product prices has begun to temper the outlook for the offshore drilling industry and for the Company. Demand for the Company's jack-up fleet in the Gulf of Mexico, which began to soften during the second quarter of 2001 as natural gas prices started to decline, continued to weaken in the third quarter of 2001. The backlog of work for the Company's intermediate semisubmersible fleet in the Gulf of Mexico decreased in the third quarter of 2001 and dayrates for contract renewals declined. The Company does not anticipate a revival in these markets until oil and gas prices stabilize.

     The Company believes that the market for its high specification floaters is stable and expects it to remain so through year-end despite product price uncertainty. Likewise, the Company anticipates demand for its equipment in the international markets in which it competes to continue to be steady in the near future. However, the lack of product price stability could also have a negative impact on dayrates and utilization in these markets.

LIQUIDITY

     Operating Activities.

     At September 30, 2001, the Company's cash and marketable securities totaled $989.1 million, up from $862.1 million at December 31, 2000. Cash provided by operating activities for the nine months ended September 30, 2001 increased by $151.9 million to $264.5 million, compared to $112.6 million for the same period of the prior year. This increase in cash was primarily attributable to improved results of operations in 2001. Net income, after adjustment for non-cash items, resulted in an increase in cash of $139.7 million. Cash usage due to changes in net working capital components was $12.2 million higher for the nine months ended September 30, 2001.

     Investing Activities.

     Investing activities used $143.7 million of cash during the nine months ended September 30, 2001, compared to cash usage of $433.0 million during the same period in 2000. The $289.3 million decrease in cash usage was primarily due to $225.1 million less cash used for the Company's investments in marketable securities in the first nine months of 2001 than the same period in 2000. Cash used for capital expenditures in 2001 also decreased $95.3 million as a result of the completion of the conversion of the Ocean Confidence. Proceeds from the sale of assets were lower by $31.1 million primarily due to the sale of the Ocean Scotian in January 2000.

     Financing Activities.

     Financing activities used $21.2 million of cash during the nine months ended September 30, 2001 compared to $334.0 million of cash provided in the same period of 2000. Sources of financing for the nine months ended September 30, 2000 consisted primarily of the Company's issuance of the Zero Coupon Debentures in June 2000, which resulted in net proceeds of approximately $392.9 million.

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

     On April 11, 2001, the Company issued $460.0 million principal amount of 1.5% Debentures which are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock. The transaction resulted in net proceeds of approximately $449.1 million.

      Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2001. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness.

      The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative and had no fair value at inception or on September 30, 2001.

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

      Additional cash used in financing activities during the nine months ended September 30, 2001 included $81.0 million for dividends paid to stockholders and the purchase of treasury stock. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. During the first nine months of 2001, the Company purchased 1,363,900 shares of its common stock at an aggregate cost of $36.8 million, or at an average cost of $26.99 per share. In October 2001, the Company purchased 40,000 shares of its common stock at an aggregate cost of $1.0 million, or at an average cost of $25.00 per share.

      Cash used in financing activities was partially offset by premiums of $6.3 million received for the sale of put options covering 1,500,000 shares of the Company's common stock. The options give the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company has the option to settle in cash or shares of its common stock. All of these options were outstanding at September 30, 2001. See Note 1 to the Company's Consolidated Financial Statements "--Common Equity Put Options" in
Item 1 of Part I of this report.

      In October 2001, the Company received premiums of $0.5 million for the sale of put options covering 163,721 shares of common stock. The options give the holders the right to require the Company to repurchase shares of its common stock at an exercise price of $24.99 per share at any time prior to their expiration in March 2002. The Company has the option to settle in cash or shares of common stock.

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

     The Company expects to spend $175.0 million for rig upgrade capital expenditures during 2001 with $110.0 million projected for the deepwater upgrade of the Ocean Baroness. During the nine months ended September 30, 2001, the Company spent approximately $88.5 million, including capitalized interest expense, primarily for the Ocean Baroness and Ocean Nomad rig upgrades. Accommodation and stability enhancement upgrades were completed on the Ocean Nomad in April 2001.

     The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities is expected to result in an enhanced version of the Company's previous Victory-class upgrades. The upgrade includes the following enhancements: capability for operation in 6,500 feet water depths; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25 feet by 90 feet moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 7,000 feet should be achievable utilizing preset taut-leg mooring systems on a case by case basis. The rig is scheduled for delivery at the end of the first quarter of 2002 at a cost expected to be approximately $180.0 million. The Company spent $66.5 million for the deepwater upgrade of the Ocean Baroness during the first nine months of 2001. The Company has received a letter of intent from Murphy Sabah Oil Co., Ltd., a subsidiary of Murphy Oil Corporation, to contract the Ocean Baroness to drill two deep water wells, with options for additional wells, offshore Southeast Asia.

     The Ocean Rover, one of the Company's Victory-class semisubmersibles, is expected to begin its mobilization to a shipyard in Singapore for a major upgrade in mid-November 2001. The rig will be upgraded to water depths and specifications similar to the enhanced Ocean Baroness. It is estimated that this upgrade will cost approximately $200.0 million with $25.0 million estimated to be spent in 2001. The upgrade is expected to take approximately 19 months to complete.

     The Company also plans to spend approximately $100.0 million over the next 12-24 months to upgrade six of its jack-up rigs. The Company expects to spend approximately $20.0 million on these upgrades in 2001. The Ocean Titan and the Ocean Tower, both 350 feet water depth capability independent-leg slot rigs, will be converted to 350 feet independent-leg cantilever rigs. The Ocean Spartan, the Ocean Spur, the Ocean Sovereign and the Ocean Heritage, all 250 feet water depth capability independent-leg cantilever rigs, will be upgraded to 300 feet independent-leg cantilever rigs. The equipment necessary for these upgrades will be pre-fabricated and installation is planned to occur as idle time or scheduled surveys arise to minimize downtime. The Company expects to finance these upgrades through the use of existing cash balances or internally generated funds.

     During the nine months ended September 30, 2001, the Company expended approximately $73.9 million in association with its continuing rig enhancement program and to meet other corporate requirements. These expenditures included the upgrade of pre-load tanks and jacking systems, purchases of king-post cranes, drill pipe, anchor chain, riser, and other drilling equipment. The Company has budgeted $106.0 million for 2001 capital expenditures associated with its continuing rig enhancement program and other corporate requirements.

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

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, DOTS, from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the nine months ended September 30, 2001, DOTS contributed operating income of $0.4 million to the Company's consolidated results of operations, primarily from the completion of one international turnkey project. During the same period in 2000, DOTS provided turnkey and integrated services and incurred an operating loss of $1.2 million primarily from a turnkey project in the Gulf of Mexico that took longer than expected to complete.

ACCOUNTING STANDARDS

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company has not adopted SFAS No. 144 in its September 30, 2001 financial statements and is currently evaluating its provisions.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The Company has not adopted SFAS No. 143 in its September 30, 2001 financial statements and is currently evaluating its provisions.

     In July 2001, the FASB issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company expects to adopt SFAS No. 142 on January 1, 2002 and to suspend amortization of goodwill at that time.

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," "project," and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including, but not limited to, expenditures related to the deepwater upgrades of the Ocean Baroness and the Ocean Rover (see "-- Liquidity" and "-- Capital Resources") and interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, war risk, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely impact the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

INTEREST RATE RISK

     The Company's financial instruments subject to interest rate risk include the Zero Coupon Debentures, the 1.5% Debentures, the Ocean Alliance lease-leaseback agreement, and investments in debt securities, including U.S. Treasury and other U.S. government agency securities, treasury inflation-indexed protected bonds ("TIP's"), and collateralized mortgage obligations ("CMO's").

     At September 30, 2001, the fair value of the Company's 1.5% Debentures, based on quoted market prices, was approximately $380.2 million, compared to a carrying amount of $460.0 million. At September 30, 2001, the contingent interest component of the Company's 1.5% Debentures was carried at its fair value of zero.

     At September 30, 2001, the fair value of the Company's Zero Coupon Debentures, based on quoted market prices, was approximately $395.3 million, compared to a carrying amount of $421.0 million.

     At September 30, 2001, the fair value of the Company's Ocean Alliance lease-leaseback agreement, based on the present value of estimated future cash flows using a discount rate of 7.48%, was approximately $55.6 million, compared to a carrying amount of $56.1 million.

     At September 30, 2001, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury and other U.S. government agencies, excluding TIP's and CMO's, was approximately $339.3 million, which includes an unrealized holding gain of $13.7 million. The securities bear interest at rates ranging from 4.7% to 6.9%. These securities are U.S. government-backed, generally short-term and readily marketable.

     The fair market value of the Company's investment in TIP's at September 30, 2001 was approximately $170.3 million, which includes an unrealized holding gain of $8.8 million. These securities bear interest at 3.6% and have an inflation-adjusted principal. The amount of each semiannual interest payment is based on the securities' inflation-adjusted principal amount on an interest payment date and, at maturity, the securities will be redeemed at the greater of their inflation-adjusted principal or par amount at original issue. The TIP's are short-term and readily marketable.

     The fair market value of the Company's investment in CMO's at September 30, 2001 was approximately $235.4 million, which includes an unrealized holding gain of $3.2 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

FOREIGN EXCHANGE RISK

     As of September 30, 2001, the Company entered into foreign exchange forward contracts to purchase 3.5 million Australian dollars each month end through July 31, 2002. These forward contracts are recorded at their fair values determined by discounting future cash flows at current forward rates. At September 30, 2001, a liability of $0.4 million, reflecting the fair value of the forward contracts, was included with "Accrued liabilities" in the Consolidated Balance Sheet. The associated unrealized loss of $0.4 million was included in "Other income (expense)" in the Consolidated Statements of Income for the three and nine months ended September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore oil workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared wage information in order to fix and suppress the wages of the workers in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. No class has been certified as of the date of this report. The lawsuit is seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In July 2001, the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims within the limits of the reserve. The stipulation, however, is subject to approval by the District Court. On July 30, 2001 the Chief U.S. District Judge for the Southern District of Texas issued a special order transferring this case to the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit is now styled Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168. At that time all settings and deadlines then in effect were cancelled, subject to further orders from the Honorable Sim Lake, U.S. District Court Judge, Houston Division.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        In September 2001, the Company's Hull and Machinery insurance underwriters notified the Company that war risk coverage would be canceled in its physical damage policies unless the Company paid significant additional insurance premiums for such coverage. In order to avoid incurring the additional costs, the Company has permitted such coverage to terminate and expects to self-insure against physical damage war risk to the extent it is required to do so in the future. Most of the Company's drilling contracts did not require the Company to carry physical damage war risk insurance. Four drilling contracts did contain a requirement for such coverage and have been amended to permit the Company to self-insure against such risks.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company filed the following reports on Form 8-K during the third quarter of 2001:

        Date of Report                         Description of Report
        --------------                         ---------------------
        July 17, 2001            Item 9 Regulation FD disclosure (Informational only)

        August 20, 2001          Item 9 Regulation FD disclosure (Informational only)

        September 13, 2001       Item 9 Regulation FD disclosure (Informational only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 DIAMOND OFFSHORE DRILLING, INC.
                                           (Registrant)




Date     07-Nov-2001             By: /s/ Gary T. Krenek
                                     -------------------------------------------
                                     Gary T. Krenek
                                     Vice President and Chief Financial Officer


Date     07-Nov-2001                 /s/ Beth G. Gordon
                                     -------------------------------------------
                                     Beth G. Gordon
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