Form 10-K405
period 2001-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2002-03-18
CIK 949039

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

             As of March 15, 2002                    $1,893,371,706

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 15, 2002     Common Stock, $0.01 par value per share     131,553,155
                                     shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the 2002 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2001, are incorporated by reference in Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DIAMOND OFFSHORE DRILLING, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
Cover Page............................................................       1
Document Table of Contents............................................       2
                                     Part I
Item 1.   Business....................................................       3
Item 2.   Properties..................................................      10
Item 3.   Legal Proceedings...........................................      10
Item 4.   Submission of Matters to a Vote of Security Holders.........      10
                                     Part II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      12
Item 6.   Selected Financial Data.....................................      13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      28
Item 8.   Financial Statements and Supplementary Data.................      29
          Consolidated Financial Statements...........................      30
          Notes to Consolidated Financial Statements..................      35
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      58
                                    Part III
          Information called for by Part III has been omitted as the
          Registrant intends to file with the Securities and Exchange
          Commission not later than 120 days after the close of its
          fiscal year a definitive Proxy Statement pursuant to
          Regulation 14A
                                     Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      58
Signatures............................................................      61

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

INDUSTRY CONDITIONS

     The offshore contract drilling business is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

     Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of high demand, short rig supply and high dayrates followed by periods of low demand, excess rig supply and low dayrates. During 2001, oil and natural gas prices began to soften which caused reduced dayrates and utilization for some classes of the Company's equipment although the market for other classes of its equipment were minimally impacted. Geographically, the Gulf of Mexico has been the hardest hit area. In the short-term, management expects a continuation of current market conditions unless product prices change. Management believes that, in the longer-term, deepwater markets will continue to be strong and the Company is therefore continuing with its ultra-deep moored vessel upgrade program. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Outlook" in Item 7 of this report.

THE FLEET

     The Company's large, diverse fleet, which includes some of the most technologically advanced rigs in the world, enables it to offer a broad range of services worldwide in various markets, including the deep water market, the harsh environment market, the conventional semisubmersible market and the jack-up market.

     Semisubmersibles. The Company owns and operates 30 semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig's position over a drillsite. Three semisubmersible rigs in the Company's fleet have this capability.

     The Company owns and operates eight high specification semisubmersibles. These semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments and have other advanced features. Currently, six of the eight high specification semisubmersibles are located in the Gulf of Mexico, the Ocean Alliance is working offshore Brazil and the Ocean Baroness has completed its upgrade and is mobilizing to a location offshore Southeast Asia in connection with its current contract. In addition, one of the Company's semisubmersibles, the Ocean Rover is in a shipyard in Singapore undergoing an upgrade to high specification capabilities. This will increase the number of high specification rigs to nine by the third quarter of 2003. See "Fleet Enhancements."

     The Company owns and operates 21 other semisubmersibles which operate in maximum water depths up to 3,500 feet. The diverse capabilities of many of these semisubmersibles enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. Currently, 10 of these semisubmersibles are located in the Gulf of Mexico; three are located offshore Brazil; three are located in the North Sea; two are located offshore Australia; two are located offshore West Africa; and one is located offshore Southeast Asia.

     Jack-ups. The Company owns 14 jack-ups. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. The Company's jack-ups are used extensively for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig's legs. A jack-up rig is towed by tugboats to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

     Currently 12 of the Company's jack-up rigs are located in the Gulf of Mexico. Of these jack-up rigs in the Gulf of Mexico, seven are independent-leg cantilevered rigs, two are mat-supported cantilevered rigs, two are independent-leg slot rigs and one is a mat-supported slot rig. Both of the Company's internationally based jack-ups are independent-leg cantilevered rigs and are currently located offshore Southeast Asia and Australia.

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

     Fleet Enhancements. The Company's strategy is to maximize utilization and dayrates by upgrading its fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersibles. Since 1995, the Company has increased the number of semisubmersibles capable of operating in over 3,500 feet of water from three to ten, primarily by upgrading its existing fleet. Four of these successful upgrades were to its Victory-class semisubmersible rigs, most recently the Ocean Baroness. The design of the Company's Victory-class semisubmersible rigs with its cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects.

     In January 2001 the Company took delivery of its most advanced deepwater rig, the Ocean Confidence. The rig, a former North Sea, 800-bed accommodation unit, was converted to a semisubmersible rig capable of operating in 7,500 feet of water with 6,000 metric tons of variable deckload, a 15,000 psi blow-out prevention system and four mud pumps to complement the existing Class III dynamic-positioning system. The net cost of the conversion was approximately $448.2 million. Since its delivery in January and the commencement of its five-year term contract, the rig has experienced less than five percent equipment downtime, one of the top performers of recent new builds or conversions.

     In January 2002 the Company took delivery of its newly upgraded rig, the Ocean Baroness. Final outfitting has been subsequently completed and the rig is currently mobilizing to its first drilling location offshore Southeast Asia. This Victory-class rig has enhancements that include capability for operation in excess of 7,000-foot water depths on a stand alone basis; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; 3,600-kips riser tensioning and riser with a multiplex control system. Additional features include a high capacity deck crane, significantly enlarged cellar deck area, an automated pipe-racking system and a 25- by 91-foot moon pool which will provide enhanced subsea completion and development capabilities. Features that will allow for extreme well depth capabilities include 3- by 2,200-hp and 1- by 1,600-hp mud pumps, a 2.5 million pound derrick, 1,000-kip traveling equipment and a 4,000 hp drawworks. The cost to complete the deepwater upgrade of the Ocean Baroness was approximately $170 million.

     A similar upgrade is now underway on another of the Company's Victory-class rigs, the Ocean Rover, which arrived at a Singapore shipyard in January 2002 and is expected to be completed in the third quarter of 2003 at a cost of approximately $200 million. Upgrades to the Ocean Rover will include capability for operation in excess of 7,000-foot water depths on a stand alone basis; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; 3,600-kips riser tensioning and riser with a multiplex control system. Additional features include a high capacity deck crane, a knuckle-boom crane, significantly enlarged cellar deck area, an automated pipe-racking system and a 25- by 91-foot moon pool which will provide enhanced subsea completion and development capabilities. Features that will allow for extreme well depth capabilities include 3- by 2,200-hp and 1- by 1,600-hp mud pumps, a 2.5 million pound derrick, 1,000-kip traveling equipment and a 4,000 hp drawworks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     The Company has also initiated a program to significantly upgrade six of its 14 jack-up rigs over the next two years to expand the shallow water fleet's capabilities. The Ocean Titan and the Ocean Tower, both 350-foot water depth capable independent-leg slot rigs, will have cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed greater dayrate and utilization as compared to slot rigs. The Ocean Spartan, the Ocean Spur, the Ocean Sovereign and the Ocean Heritage, all 250-foot water depth capable independent-leg cantilever rigs, will have leg extensions installed enabling these rigs to work in water depths up to 300 feet. The equipment necessary for these upgrades is being pre-fabricated and installation is planned to occur as idle time or as scheduled surveys arise to minimize downtime. The total cost of these upgrades is expected to be approximately $100 million.

     The Company continues to evaluate further rig upgrade opportunities. However, there can be no assurance whether or to what extent upgrades will continue to be made to rigs in the Company's fleet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of January 28, 2002, is set forth in the table below.

                                 WATER                            YEAR
                                 DEPTH                        BUILT/ LATEST      CURRENT
TYPE AND NAME                    RATING      ATTRIBUTES      ENHANCEMENT(a)      LOCATION       CUSTOMER(b)
-------------                    ------      ----------      --------------      --------       -----------
HIGH SPECIFICATION FLOATERS
SEMISUBMERSIBLES (8):
  Ocean Confidence.............  7,500    TDS; DP; 15K; 4M        2001        Gulf of Mexico  BP
  Ocean Baroness...............  7,000    TDS; VC; 15K; 4M      1973/2002     Singapore       Upgrade (c)
  Ocean America................  5,500    TDS; SP; 15K; 3M      1988/1999     Gulf of Mexico  Anadarko
  Ocean Valiant................  5,500    TDS; SP; 15K; 3M      1988/1999     Gulf of Mexico  Murphy
  Ocean Victory................  5,500    TDS; VC; 15K; 3M      1972/1997     Gulf of Mexico  BP
  Ocean Star...................  5,500    TDS; VC; 15K; 3M      1974/1999     Gulf of Mexico  Kerr McGee
  Ocean Alliance...............  5,000    TDS; DP; 15K; 3M      1988/1999     Brazil          Petrobras
  Ocean Quest..................  3,500    TDS; VC; 15K; 3M      1973/1996     Gulf of Mexico  Kerr McGee
DRILLSHIP (1):
  Ocean Clipper................  7,500    TDS; DP; 15K; 3M      1976/1999     Brazil          Petrobras
UNDER CONSTRUCTION (1):
  Ocean Rover..................  7,000    TDS; VC; 15K; 4M      1973/2003     Singapore       Upgrade (d)
OTHER SEMISUBMERSIBLES (21):
  Ocean Winner.................  3,500    TDS; 3M               1977/1996     Brazil          Petrobras
  Ocean Worker.................  3,500    TDS; 3M               1982/1992     Gulf of Mexico  Shell
  Ocean Yatzy..................  3,300    TDS; DP               1989/1998     Brazil          Petrobras
  Ocean Voyager................  3,300    TDS; VC               1973/1995     Gulf of Mexico  Westport
  Ocean Yorktown...............  2,850    TDS; 3M               1976/1996     Brazil          Enterprise
  Ocean Concord................  2,200    TDS; 3M               1975/1999     Gulf of Mexico  Amerada Hess
  Ocean Lexington..............  2,200    TDS; 3M               1976/1995     Gulf of Mexico  Murphy
  Ocean Saratoga...............  2,200    TDS; 3M               1976/1995     Gulf of Mexico  Amerada Hess
  Ocean Endeavor...............  2,000    TDS; VC               1975/1994     Gulf of Mexico  Walter Oil &
                                                                                                Gas
  Ocean Epoch..................  2,000    TDS; 3M               1977/2000     Vietnam         BP
  Ocean General................  2,000    TDS; 3M               1976/1999     Australia       Anadarko
  Ocean Prospector.............  1,700    VC                    1971/1981     Gulf of Mexico  Cold Stacked
  Ocean Bounty.................  1,500    TDS; VC; 3M           1977/1992     Australia       Woodside
  Ocean Guardian...............  1,500    TDS; 3M                 1985        North Sea       Shell
  Ocean New Era................  1,500    TDS                   1974/1990     Gulf of Mexico  Stacked
  Ocean Princess...............  1,500    TDS; 15K; 3M          1977/1998     North Sea       Talisman
  Ocean Whittington............  1,500    TDS; 3M               1974/1995     Namibia         Shell
  Ocean Nomad..................  1,200    TDS; 3M               1975/2001     North Sea       Veba
  Ocean Ambassador.............  1,100    TDS; 3M               1975/1995     Gulf of Mexico  Murphy
  Ocean Century................    800                            1973        Gulf of Mexico  Cold Stacked
  Ocean Liberator..............    600    TDS                   1974/1998     Guinea Bissau   Premier
JACK-UPS (14):
  Ocean Titan..................    350    TDS; IS; 15K; 3M      1974/1989     Gulf of Mexico  Dominion
  Ocean Tower..................    350    TDS; IS; 3M           1972/1998     Gulf of Mexico  Spinnaker
  Ocean King...................    300    TDS; IC; 3M           1973/1999     Gulf of Mexico  Kerr McGee
  Ocean Nugget.................    300    TDS; IC               1976/1995     Gulf of Mexico  Seneca
  Ocean Summit.................    300    SDS; IC               1972/1991     Gulf of Mexico  Seneca (e)
  Ocean Warwick................    300    TDS; IC               1971/1998     Gulf of Mexico  BP
  Ocean Champion...............    250    MS                    1975/1985     Gulf of Mexico  Shipyard/repair
  Ocean Columbia...............    250    TDS; IC               1978/1990     Gulf of Mexico  Murphy
  Ocean Heritage...............    250    TDS; IC               1981/1995     Indonesia       Maxus
  Ocean Sovereign..............    250    TDS; IC               1981/1994     Indonesia       Maxus
  Ocean Spartan................    250    TDS; IC               1980/1994     Gulf of Mexico  BP
  Ocean Spur...................    250    TDS; IC               1981/1994     Gulf of Mexico  BP
  Ocean Crusader...............    200    TDS; MC               1982/1992     Gulf of Mexico  ChevronTexaco
  Ocean Drake..................    200    TDS; MC               1983/1986     Gulf of Mexico  ChevronTexaco

                                                  ATTRIBUTES
                                                  ----------
DP =                                     MS = Mat-Supported Slot Rig       TDS = Top-Drive Drilling System
Dynamically-Positioned/Self-Propelled
IC = Independent-Leg Cantilevered Rig    SDS = Side-Drive Drilling System  3M = Three Mud Pumps
IS = Independent-Leg Slot Rig            VC = Victory-Class                4M = Four Mud Pumps
MC = Mat-Supported Cantilevered Rig      SP = Self-Propelled               15K = 15,000 psi Blow-Out Preventer

---------------

(a) Such enhancements include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deckload capacity.

(b) For ease of presentation in this table, customer names have been shortened or abbreviated.

(c) The Company took delivery of the rig in January 2002, subsequently completed its final outfitting and has commenced mobilization to a location offshore Southeast Asia in connection with its contract with Murphy.

(d)  In Singapore shipyard for upgrade to high specification capabilities.

(e)  Turnkey contract with Diamond Offshore Team Solutions, Inc.

MARKETS

     The Company's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. sector of the North Sea, South America, Africa and Australia/ Southeast Asia. The Company actively markets its rigs worldwide. In the past, rigs in the Company's fleet have also operated in various other markets throughout the world. See Note 16 to the Company's Consolidated Financial Statements in Item 8 of this report.

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

     The Company, through its wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), offers a portfolio of drilling services to complement the Company's offshore contract drilling business. These services include overall project management, extended well tests, and drilling and completion operations. From time to time, DOTS also selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract, therefore, typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. During 2001, DOTS contributed operating income of $0.6 million to the Company's consolidated results of operations primarily from the completion of one international turnkey project, which began in the last quarter of 2000, and three turnkey permanent plug and abandonment projects in the Gulf of Mexico. During 2000, DOTS contributed operating income of $1.0 million to the Company's consolidated results of operations primarily from the completion of four turnkey projects in the Gulf of Mexico, one international turnkey project and integrated services provided in Aberdeen, Scotland. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "-- Integrated Services" in Item 7 of this report.

CUSTOMERS

     The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of the Company's annual consolidated revenues, although the specific customers may vary from year to year. During 2001, the Company performed services for 43 different customers with BP and Petrobraspetroleo Brasileiro S A ("Petrobras") accounting for 22.0% and 17.9% of the Company's annual total consolidated revenues, respectively. During 2000, the Company performed services for approximately 50 different customers with Petrobras and BP accounting for 25.4% and 20.0% of the Company's annual total consolidated revenues, respectively. During 1999, the Company performed services for approximately 45 different customers with Petrobras and Shell companies (including domestic and foreign affiliates) accounting for 15.5% and 14.5% of the Company's annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on the Company's results of operations.

     The Company's services in North and South America are marketed principally through its Houston, Texas office, with support for U.S. Gulf of Mexico activities coming from its regional office in New Orleans, Louisiana. The Company's services in other geographic locations are marketed principally from its regional offices in Aberdeen, Scotland, and Perth, Western Australia. Technical and administrative support functions for the Company's operations are provided by its Houston office.

COMPETITION

     The contract drilling industry is highly competitive. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability has, in some cases, also become a consideration, particularly with respect to technologically advanced units. The Company believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company's rigs. See "-- Offshore Contract Drilling Services."

GOVERNMENTAL REGULATION

     The Company's operations are subject to numerous federal, state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, the Company may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may, in certain circumstances, impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

     The United States Oil Pollution Act of 1990 ("OPA '90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

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

     In September 2001 the Company's Hull and Machinery insurance underwriters notified the Company that war risk coverage would be canceled in its physical damage policies unless the Company paid significant additional insurance premiums for such coverage. In order to avoid incurring the additional costs, the Company has permitted such coverage to terminate and expects to self-insure against physical damage war risk to the extent it is required to do so in the future. Most of the Company's drilling contracts did not require the Company to carry physical damage war risk insurance. Four drilling contracts did contain a requirement for such coverage and have been amended to permit the Company to self-insure against such risks.

OPERATIONS OUTSIDE THE UNITED STATES

     Operations outside the United States accounted for approximately 37.7%, 46.1% and 48.8% of the Company's total consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" and

"-- Other -- Currency Risk" in Item 7 of this report and Note 16 to the Company's Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

     As of December 31, 2001, the Company had approximately 4,100 employees, including international crews furnished through labor contractors. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

ITEM 2. PROPERTIES.

     The Company owns an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, an 18,000 square foot building and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, Vietnam, Singapore and West Africa to support its offshore drilling operations.

ITEM 3. LEGAL PROCEEDINGS.

     Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston, Division; formerly styled Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. The lawsuit is seeking money damages and injunctive relief as well as attorney's fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statement of Income. In July 2001 the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims within the limits of the reserve. In December 2001 the United States District Judge for the Southern District of Texas, Houston Division, entered an order preliminarily approving the proposed class action settlement, preliminarily certifying the settlement class, and setting a fairness hearing for April 18, 2002 to determine whether to give the settlement final approval. A court appointed settlement administrator will provide notice of the proposed class action settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 2001.

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

                                                  AGE AS OF
NAME                                           JANUARY 31, 2002                  POSITION
----                                           ----------------                  --------
James S. Tisch...............................         49          Chairman of the Board of Directors and
                                                                    Chief Executive Officer
Lawrence R. Dickerson........................         49          President, Chief Operating Officer and
                                                                    Director
David W. Williams............................         44          Executive Vice President
Rodney W. Eads...............................         50          Senior Vice President -- Worldwide
                                                                    Operations
John L. Gabriel, Jr. ........................         48          Senior Vice President -- Contracts &
                                                                    Marketing
Gary T. Krenek...............................         43          Vice President and Chief Financial
                                                                  Officer
Beth G. Gordon...............................         46          Controller
William C. Long..............................         35          Vice President, General Counsel &
                                                                    Secretary

     James S. Tisch has served as Chief Executive Officer of the Company since March 1998. Mr. Tisch has served as Chairman of the Board since 1995 and as a director of the Company since June 1989. Mr. Tisch has served as Chief Executive Officer of Loews Corporation ("Loews"), a diversified holding company and the Company's controlling stockholder, since November 1998 and, prior thereto, as President and Chief Operating Officer of Loews from 1994. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, an 89% owned subsidiary of Loews, and serves as a director of Vail Resorts, Inc.

     Lawrence R. Dickerson has served as President, Chief Operating Officer and Director of the Company since March 1998. Previously, Mr. Dickerson served as Senior Vice President of the Company from April 1993.

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

                                                                 COMMON STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
2001
First Quarter...............................................  $45.0400   $34.7500
Second Quarter..............................................   43.9200    33.0300
Third Quarter...............................................   33.5000    23.4300
Fourth Quarter..............................................   31.4100    24.2000
2000
First Quarter...............................................  $40.4375   $26.5000
Second Quarter..............................................   44.7500    35.1250
Third Quarter...............................................   47.3125    32.8125
Fourth Quarter..............................................   41.9375    30.1875

     On March 15, 2002 the closing price of the Company's common stock, as reported by the NYSE, was $30.81 per share. As of March 15, 2002 there were approximately 387 holders of record of the Company's common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

     In 2001 the Company paid cash dividends of $0.125 per share of the Company's common stock on March 1, June 1, September 4 and December 3 and has declared a dividend of $0.125 per share payable March 1, 2002 to stockholders of record on February 1, 2002. In 2000 the Company paid cash dividends of $0.125 per share of the Company's common stock on March 1, June 1, September 4 and December 1. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

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

                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
INCOME STATEMENT DATA:
Total revenues...................  $  885,349   $  659,436   $  821,024   $1,208,801   $  956,093
Operating income.................     224,866       56,946      223,661      568,581      418,859
Income before extraordinary
  loss(1)........................     181,545       72,281      156,071      383,659      278,605
Net income.......................     173,823       72,281      156,071      383,659      278,605
Net income per share(2):
  Basic:
     Income before extraordinary
       loss......................        1.37         0.53         1.15         2.78         2.01
     Net income per share(1).....        1.31         0.53         1.15         2.78         2.01
  Diluted:
     Income before extraordinary
       loss......................        1.31         0.53         1.11         2.66         1.93
     Net income per share(1).....        1.26         0.53         1.11         2.66         1.93
BALANCE SHEET DATA:
Drilling and other property and
  equipment, net.................   2,002,873    1,931,182    1,737,905    1,551,820    1,451,741
Total assets.....................   3,502,517    3,079,506    2,681,029    2,609,716    2,298,561
Long-term debt...................     920,636      856,559      400,000      400,000      400,000
OTHER FINANCIAL DATA:
Capital expenditures(3)..........     268,617      323,924      324,133      224,474      281,572
Cash dividends declared per
  share..........................        0.50         0.50         0.50         0.50         0.14
Ratio of earnings to fixed
  charges(4).....................       10.28x        4.97x       15.64x       37.57x       28.94x

---------------

(1) During the year ended December 31, 2001, an extraordinary loss of $7.7 million (net of tax) resulted from the early extinguishment of debt. The impact of this extraordinary loss was a loss of $0.06 for basic net income per share and a loss of $0.05 per share on a diluted basis.

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

RESULTS OF OPERATIONS

  General

     Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease as a result. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. During periods of mobilization, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

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

YEARS ENDED DECEMBER 31, 2001 AND 2000

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

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                             ---------------------   INCREASE/
                                                               2001        2000      (DECREASE)
                                                             ---------   ---------   ----------
                                                                       (IN THOUSANDS)
REVENUES
  High Specification Floaters..............................  $ 326,835   $ 212,000    $114,835
  Other Semisubmersibles...................................    377,715     313,287      64,428
  Jack-ups.................................................    174,498     118,885      55,613
  Integrated Services......................................      7,779      23,298     (15,519)
  Other....................................................        547         140         407
  Eliminations.............................................     (2,025)     (8,174)      6,149
                                                             ---------   ---------    --------
          Total Revenues...................................  $ 885,349   $ 659,436    $225,913
                                                             =========   =========    ========
CONTRACT DRILLING EXPENSE
  High Specification Floaters..............................  $ 122,809   $ 100,782    $ 22,027
  Other Semisubmersibles...................................    224,346     213,015      11,331
  Jack-ups.................................................    110,125      98,880      11,245
  Integrated Services......................................      7,138      22,328     (15,190)
  Other....................................................      2,571       6,260      (3,689)
  Eliminations.............................................     (2,025)     (8,174)      6,149
                                                             ---------   ---------    --------
          Total Contract Drilling Expense..................  $ 464,964   $ 433,091    $ 31,873
                                                             =========   =========    ========
OPERATING INCOME
  High Specification Floaters..............................  $ 204,026   $ 111,218    $ 92,808
  Other Semisubmersibles...................................    153,369     100,272      53,097
  Jack-ups.................................................     64,373      20,005      44,368
  Integrated Services......................................        641         970        (329)
  Other....................................................     (2,024)     (6,120)      4,096
  Depreciation and Amortization Expense....................   (170,017)   (145,596)    (24,421)
  General and Administrative Expense.......................    (25,502)    (23,803)     (1,699)
                                                             ---------   ---------    --------
          Total Operating Income...........................  $ 224,866   $  56,946    $167,920
                                                             =========   =========    ========

  High Specification Floaters.

     Revenues. Revenues from high specification floaters increased $114.8 million during the year ended December 31, 2001 from the same period in 2000. Of this increase, $61.5 million is attributable to the Ocean Confidence, which began operations in early January 2001 after completion of a conversion to a high specification drilling unit. The rig was undergoing this conversion throughout 2000. Higher average operating dayrates contributed $41.9 million to the revenue improvement from 2000 to 2001. Average operating dayrates increased from $94,100 during 2000 to $109,200 (excluding the Ocean Confidence) during 2001. The Ocean Alliance and the Ocean America experienced the greatest increases in dayrates with an average increase of $32,500 per day and $29,500 per day, respectively.

     Improved utilization for high specification floaters in 2001 accounted for $11.4 million of the increase in revenues over 2000. Utilization for this class of rig rose to 95% in 2001 from 88% in 2000 (excluding the Ocean Confidence). The greatest improvements were from the Ocean Quest, which was idle for almost five months longer in 2000 than in 2001, and the Ocean Clipper, which had less downtime for repairs during 2001.

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 2001 increased $22.0 million from the same period in 2000. This increase resulted primarily from costs incurred by the Ocean Confidence ($21.1 million) which began operations in January 2001.

  Other Semisubmersibles.

     Revenues. Revenues from other semisubmersibles increased $64.4 million during the year ended December 31, 2001 from the same period in 2000 primarily due to higher average operating dayrates. Average dayrates increased to $66,900 per day in 2001 from $61,300 in 2000 and contributed an additional $52.3 million to 2001 revenues. The greatest dayrate increases were for the Ocean General, Ocean Nomad, Ocean Guardian and the Ocean Bounty. However, lower average operating dayrates in 2001 for the Ocean Princess and the Ocean Whittington were partially offsetting.

     Improvements in utilization contributed $12.2 million to revenue during the year ended December 31, 2001 compared to the same period in 2000. Overall, utilization increased to 70% in 2001 from 61% in 2000. The Ocean Epoch spent most of 2000 in a shipyard for water depth capability and variable deckload upgrades while it worked most of 2001. The Ocean Voyager, Ocean New Era and the Ocean Guardian were all idle approximately a half-year longer in 2000 compared to 2001. However, utilization decreased in 2001 for the Ocean Whittington and the Ocean Yorktown. The Ocean Whittington was stacked for almost four months in 2001 for a special survey, repairs and preparation for its December 2001 mobilization to Namibia. The Ocean Yorktown was in a shipyard for over two months in 2001 for inspection and upgrades in connection with new contract requirements.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 2001 increased $11.3 million from the same period in 2000. Rig expenses increased $5.2 million for the Ocean Epoch in 2001 from the same period in 2000 when most of the expenses were associated with the rig's upgrade and were capitalized. The Ocean New Era's expenses increased $3.0 million in 2001 as it operated during six months of 2001 but was stacked all of 2000. An additional $2.8 million in contract drilling expense resulted from the mobilization of the Ocean Whittington from Brazil to Namibia in late 2001. Also, contract drilling expense increased $2.6 million from the 2001 inspections of the Ocean Yorktown, Ocean Whittington, Ocean Yatzy and Ocean Princess and $1.8 million from higher Brazilian custom fees in 2001. Partially offsetting these cost increases, contract drilling expenses were $5.5 million lower in 2001 due to Ocean Lexington and Ocean Saratoga repair projects in 2000 not repeated in 2001.

  Jack-Ups.

     Revenues. Revenues from jack-ups during the year ended December 31, 2001 increased $55.6 million from 2000. All of the Company's jack-up rigs experienced higher average operating dayrates with the overall average operating dayrate improving from $26,000 in 2000 to $41,000 in 2001. This 58% improvement in average operating dayrates resulted in an increase of $63.6 million in revenues.

     Lower utilization in 2001 than in 2000 partially offset the revenue improvements that resulted from the higher average operating dayrates. Revenue declined $8.0 million in 2001 as a result of 83% utilization in 2001 compared to 89% in 2000. This decrease in utilization was primarily due to inspection and repairs of the Ocean Summit, Ocean Sovereign, Ocean Crusader and Ocean Champion during 2001. In addition, the Ocean Nugget was stacked for over one-half of 2001 and the Ocean King was in a shipyard for part of the last two months of 2001 for inspections and repairs. All of these rigs worked most of 2000. Utilization improvements which were partially offsetting resulted from the Ocean Heritage and the Ocean Tower. The Ocean Heritage, which worked all of 2001, spent part of 2000 in a shipyard for repairs while the Ocean Tower worked most of 2001 but was cold stacked for part of 2000.

     Contract Drilling Expense. Contract drilling expense increased $11.2 million for jack-ups during the year ended December 31, 2001 compared to the same period in 2000. Operating costs were higher in 2001 for the Ocean Champion, Ocean Summit and Ocean Crusader due to inspection and repairs. In addition, rig expenses were higher for the Ocean Tower which operated during most of 2001, but was cold stacked during part of 2000. Contract drilling expense decreased in 2001 for the Ocean Heritage due to major repairs in 2000.

  Integrated Services.

     Operating income for integrated services decreased as a result of the difference in number, type and magnitude of projects during 2001 compared to 2000. During 2001, integrated services contributed operating income of $0.6 million to the Company's consolidated results of operations primarily due to the completion of one international turnkey project, which began in the last quarter of 2000, and three turnkey permanent plug and abandonment projects in the Gulf of Mexico. During 2000, DOTS contributed operating income of $1.0 million to the Company's consolidated results of operations primarily from the completion of four turnkey projects in the Gulf of Mexico, one international turnkey project and integrated services provided in Aberdeen, Scotland.

  Other.

     Other operating income of $2.0 million for the year ended December 31, 2001 decreased $4.1 million from the same period in 2000. This decline resulted primarily from settlements of prior years' disputed revenue in 2000 and lower expenditures in 2001 for maintenance and repairs of spare equipment.

  Depreciation and Amortization Expense.

     Depreciation and amortization expense for the year ended December 31, 2001 increased $24.4 million over the prior year. Higher depreciation in 2001 resulted primarily from depreciation for the Ocean Confidence, which completed its conversion from an accommodation vessel to a high specification semisubmersible drilling unit and commenced operations in January 2001. Also, 2001 depreciation was higher due to an increase of $35.2 million in ordinary capital expenditures compared to 2000.

  General and Administrative Expense.

     General and administrative expense increased $1.7 million in 2001 compared to the same period in 2000 primarily due to an increase in personnel costs, travel and professional expenses.

  Gain on Sale of Assets

     Gain on sale of assets of $0.3 million for the year ended December 31, 2001 decreased $14.0 million from $14.3 million for the same period in 2000 primarily due to the January 2000 sale of the Company's jack-up drilling rig, Ocean Scotian which had been cold stacked offshore The Netherlands prior to the sale. The rig was sold for $32.0 million in cash which resulted in a gain of $13.9 million ($9.0 million after tax).

  Interest Income.

     Interest income of $48.7 million for the year ended December 31, 2001 decreased $0.8 million from $49.5 million for the same period in 2000. This decrease resulted from the Company's investment in marketable securities with lower interest rates in 2001 compared to 2000 and was partially offset by the investment of higher cash balances generated by the sale of the Company's 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") on April 11, 2001, the sale of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures") on June 6, 2000 and the December 2000 lease-leaseback of the Ocean Alliance. Cash balances available for investment were partially reduced as a result of the Company's redemption of all of its outstanding 3.75% convertible subordinated notes due 2007 (the "3.75% Notes") on April 6, 2001. See "-- Liquidity."

  Interest Expense.

     Interest expense of $26.2 million for the year ended December 31, 2001 increased $15.9 million from $10.3 million for the same period in 2000 primarily as a result of less interest capitalized due to the completion of the Ocean Confidence conversion ($2.6 million interest capitalized in 2001 compared to $13.8 million interest capitalized in 2000), the issuance of the Zero Coupon Debentures on June 6, 2000, the issuance of the 1.5% Debentures on April 11, 2001 and interest expense related to the December 2000 lease-leaseback of the Ocean Alliance. This increase was partially offset by a reduction in interest expense resulting from the Company's redemption of all of its outstanding 3.75% Notes on April 6, 2001. See "-- Liquidity."

  Other Income and Expense (Other, net).

     Other income of $24.7 million for the year ended December 31, 2001 increased $24.4 million from other income of $0.3 million for the same period in 2000. This increase resulted primarily from a $27.1 million gain realized on the sale of marketable securities and a $7.3 million receipt of a settlement payment for resolved litigation which were partially offset by a $10.0 million reserve for pending litigation in connection with a proposed class action suit filed against all of the major offshore drilling companies. See "Legal Proceedings" in
Part I of Item 3 of this report.

  Income Tax Expense.

     Income tax expense of $90.8 million for the year ended December 31, 2001 increased $52.2 million from $38.6 million in 2000 primarily as a result of the increase in "Income before income taxes and extraordinary loss" of $161.5 million in 2001, which was partially offset by a lower effective income tax rate in 2001. The lower effective income tax rate in 2001 was primarily due to the Company's decision to permanently reinvest part of the earnings of its U.K. subsidiaries.

  Extraordinary Loss.

     On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million. An extraordinary loss of $7.7 million was incurred as a result of the early extinguishment of debt, consisting of $8.1 million of retirement premiums and the write-off of $3.8 million of associated debt issuance costs, net of a tax benefit of $4.2 million. See Note 8 to the Company's Consolidated Financial Statement in Item 8 of Part II of this report.

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

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                            ----------------------   INCREASE/
                                                               2000        1999      (DECREASE)
                                                            ----------   ---------   ----------
                                                                      (IN THOUSANDS)
REVENUES
  High Specification Floaters.............................  $ 212,000    $ 262,571   $ (50,571)
  Other Semisubmersibles..................................    313,287      463,168    (149,881)
  Jack-ups................................................    118,885       74,484      44,401
  Integrated Services.....................................     23,298       32,769      (9,471)
  Other...................................................        140           --         140
  Eliminations............................................     (8,174)     (11,968)      3,794
                                                            ---------    ---------   ---------
          Total Revenues..................................  $ 659,436    $ 821,024   $(161,588)
                                                            =========    =========   =========
CONTRACT DRILLING EXPENSE
  High Specification Floaters.............................  $ 100,782    $ 100,723   $      59
  Other Semisubmersibles..................................    213,015      223,084     (10,069)
  Jack-ups................................................     98,880       84,830      14,050
  Integrated Services.....................................     22,328       32,486     (10,158)
  Other...................................................      6,260        2,368       3,892
  Eliminations............................................     (8,174)     (11,968)      3,794
                                                            ---------    ---------   ---------
          Total Contract Drilling Expense.................  $ 433,091    $ 431,523   $   1,568
                                                            =========    =========   =========
OPERATING INCOME
  High Specification Floaters.............................  $ 111,218    $ 161,848   $ (50,630)
  Other Semisubmersibles..................................    100,272      240,084    (139,812)
  Jack-ups................................................     20,005      (10,346)     30,351
  Integrated Services.....................................        970          283         687
  Other...................................................     (6,120)      (2,368)     (3,752)
  Depreciation and Amortization Expense...................   (145,596)    (142,963)     (2,633)
  General and Administrative Expense......................    (23,803)     (22,877)       (926)
                                                            ---------    ---------   ---------
          Total Operating Income..........................  $  56,946    $ 223,661   $(166,715)
                                                            =========    =========   =========

  High Specification Floaters.

     Revenues. Revenues from high specification floaters during the year ended December 31, 2000 decreased $50.6 million from 1999. Approximately $65.3 million of the decline in revenues resulted from lower operating dayrates compared to 1999. The average operating dayrate for high specification floaters during the year ended December 31, 2000 was $94,100 per day compared to $122,700 per day during the year ended December 31, 1999. Revenues from high specification floaters were also lower in 2000 by approximately $6.0 million due to revenues received for the 1999 mobilizations of the Ocean Alliance from the North Sea to West Africa and the Ocean Clipper from the Gulf of Mexico to Brazil. The decline in revenues was partially offset by approximately $20.7 million resulting from improved utilization during 2000. Utilization for the Company's high specification floaters was 88% during 2000 compared to 84% during 1999. The Company's drillship, the Ocean Clipper, operated for most of 2000 under a three-year contract offshore Brazil. During most of 1999, this rig was in a shipyard for upgrades and repairs associated with this contract. Also contributing to the improved utilization in 2000 was the operation of the Ocean Valiant, which was in the shipyard during part of 1999 for stability enhancements and other repairs. The Ocean Quest, which was stacked during part of 2000, but worked all of 1999, partially offset these utilization improvements in 2000.

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 2000 increased $0.1 million from 1999. Costs for the Ocean Valiant in 2000 were $6.7 million lower than in 1999 primarily due to expenses of $5.3 million incurred for repairs of the rig while in a shipyard during part of 1999. Costs of $3.7 million for the 1999 mobilizations of the Ocean Alliance from the North Sea to Angola and the Ocean Clipper, from the Gulf of Mexico to Brazil, also contributed to the decrease. The decline in 2000 costs was partially offset by higher contract drilling expenses of $9.0 million (excluding mobilization expense) incurred by the Ocean Clipper which began operating in 2000 under a three-year contract offshore Brazil. During most of 1999, the Ocean Clipper was in a shipyard for upgrades and repairs which were capitalized. Also offsetting the decrease in costs were expenses of $1.3 million associated with the 2000 mobilization of the Ocean Alliance from Angola to Brazil.

  Other Semisubmersibles.

     Revenues. Revenues from other semisubmersibles during the year ended December 31, 2000 decreased $149.9 million from 1999. Approximately $78.6 million of the decline in revenues resulted from lower operating dayrates compared to 1999. The average operating dayrate for the Company's other semisubmersibles was $61,300 per day during the year ended December 31, 2000 compared to $82,400 per day during the year ended December 31, 1999. In addition, revenues decreased by approximately $71.3 million resulting from lower utilization compared to 1999. Utilization for the Company's other semisubmersibles during the year ended December 31, 2000 was 61% compared to 67% during the year ended December 31, 1999. The Ocean Epoch underwent an upgrade of its water depth capabilities and variable deckload and was idle during most of 2000 but worked for most of 1999. The Ocean Rover, Ocean Endeavor, Ocean Guardian and Ocean Voyager were idle during most of 2000 but worked during most of 1999. The Ocean Baroness, which was cold stacked during the first half of 2000 and then mobilized to Singapore for an upgrade to high specification capabilities, worked for most of the first half of 1999. See "-- Capital Resources." The decline in utilization was partially offset by the Ocean General and Ocean Winner, which worked all of 2000, but were idle most of 1999.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 2000 decreased $10.1 million from 1999. Operating costs were reduced by $6.8 million due to the Ocean Baroness which was cold stacked during the first half of 2000 and then mobilized to Singapore for an upgrade. This rig worked most of the first half of 1999. See "-- Capital Resources." Contract drilling expense was further reduced by $5.3 million as a result of stacking the Ocean Epoch in late 1999 and $4.2 million associated with mandatory inspections and repairs of the Ocean New Era in 1999. Costs in 2000 also decreased by $3.6 million from 1999 due to the inspection and repair of the Ocean Winner and its mobilization from the Gulf of Mexico to Brazil in 1999. Cost increases in 2000, which were partially offsetting, included higher operating costs of $7.5 million in 2000 for the Ocean General, which was stacked throughout 1999, and $2.4 million associated with the mandatory inspection and repairs of the Ocean Lexington in 2000.

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

     Contract Drilling Expense. Contract drilling expense for jack-ups during the year ended December 31, 2000 was $14.1 million higher than for the same period in 1999. An increase of $18.4 million was due to rigs returning to work in 2000, which were idle for all or part of 1999. In addition, contract drilling expense was $4.0 million higher in 2000 due to major repairs to the Ocean Heritage. Higher contract drilling expense in 2000 was partially offset by a decrease of $8.4 million due to the January 2000 sale of the Ocean Scotian.

  Integrated Services.

     Operating income for integrated services increased as a result of the difference in number, type and magnitude of projects during the year ended December 31, 2000 as compared to the same period in 1999. During 2000, DOTS contributed operating income of $1.0 million to the Company's consolidated results of operations primarily from the completion of four turnkey projects in the Gulf of Mexico, one international turnkey project and integrated services provided in Aberdeen, Scotland. During 1999, DOTS contributed operating income of $0.3 million to the Company's consolidated results of operations primarily for the completion of six turnkey projects in the Gulf of Mexico, two of which began in 1998.

  Other.

     Other operating income of $6.1 million for the year ended December 31, 2000 increased $3.8 million from the same period in 1999. This increase resulted primarily from higher expenditures during 2000 for crew training programs and various settlements of prior years' disputed revenue.

  Depreciation and Amortization Expense.

     Depreciation and amortization expense of $145.6 million for the year ended December 31, 2000 increased $2.6 million from $143.0 million for the year ended December 31, 1999. This increase resulted primarily from higher depreciation for the Ocean Clipper, Ocean General, Ocean Concord and Ocean King, which completed various upgrades in the third and fourth quarters of 1999. In addition, depreciation expense was up due to expenditures associated with the Company's ongoing rig equipment replacement and enhancement programs. This increase was partially offset by reduced depreciation in 2000 due to the January 2000 sale of the Ocean Scotian and a decrease in goodwill amortization resulting from adjustments to goodwill related to tax benefits not previously recognized for the excess of tax deductible goodwill over the book amount.

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

  Interest Income.

     Interest income of $49.5 million for the year ended December 31, 2000 increased $14.5 million from $35.0 million for the year ended December 31, 1999. This increase resulted primarily from the investment of excess cash generated by the sale of Zero Coupon Debentures on June 6, 2000.

  Interest Expense.

     Interest expense of $10.3 million for the year ended December 31, 2000 increased $1.1 million from $9.2 million for 1999. Interest costs in 2000 were $8.6 million higher than in 1999 primarily as a result of the issuance of the Zero Coupon Debentures on June 6, 2000. This amount was partially offset by a $7.5 million increase in interest capitalized for the conversion of the Ocean Confidence and the deepwater upgrade of the Ocean Baroness. Interest cost capitalized in 2000 was $13.8 million compared to $6.3 million in 1999.

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

OUTLOOK

     There has historically been a strong correlation between the price of oil and natural gas and the demand for offshore drilling services. As natural gas prices started to decline during the third quarter of 2001, demand for the Company's jack-up fleet in the Gulf of Mexico began to soften. Although the Company has maintained jack-up fleet utilization higher than the industry average, operating dayrates earned by the fleet have deteriorated. Utilization of the Company's intermediate semisubmersible fleet in the Gulf of Mexico, which had begun to improve during mid-year 2001, declined again during the fourth quarter. Contract renewal dayrates for these rigs have also been lower. The Company does not anticipate a change in these deteriorating market conditions until oil and gas price expectations rebound.

     Utilization for the Company's high specification floaters remained strong throughout 2001. However, towards the end of the year, some deep-water capacity became available in the market, and dayrates declined slightly. In the international markets, demand has not been as adversely affected and dayrates have remained fairly strong. The Company believes that continued strength in both high specification and international markets will depend, in large part, on product price stability and/or improvement. Significant relocations of drilling rigs from the weaker Gulf of Mexico to international markets could also lower dayrates in non-U.S. markets.

     The Company believes that, in the longer-term, deepwater markets will remain strong and the Company is therefore continuing with its ultra-deep moored vessel upgrade program. The Ocean Rover has arrived in a shipyard to begin its modification process and the Ocean Baroness has completed its upgrade and is mobilizing to Southeast Asia to begin work under its current contract.

LIQUIDITY

  Operating Activities.

     At December 31, 2001, the Company's cash and marketable securities totaled $1.1 billion up from $862.1 million at December 31, 2000. Cash of $199.1 million generated by repurchase agreements is included in this amount (see Investing Activities). Cash provided by operating activities for the year ended December 31, 2001 increased by $177.5 million to $374.0 million, compared to $196.5 million for the year ended December 31, 2000. This increase in cash was primarily attributable to improved results of operations in 2001. Net income, after adjustment for non-cash items, resulted in an increase in cash of $183.0 million. Cash usage due to changes in net working capital components was $5.5 million lower for the year ended December 31, 2001.

  Investing Activities.

     Investing activities used $65.9 million of cash during the year ended December 31, 2001, compared to cash usage of $455.2 million during 2000. The $389.3 million decrease in cash usage was primarily due to

$166.3 million less cash used in 2001 for the Company's investments in marketable securities than in 2000. Cash used for capital expenditures in 2001 also decreased $55.3 million as a result of the completion of the conversion of the Ocean Confidence. Cash provided by investing activities in 2001 included $199.1 million from securities sold under repurchase agreements and $0.2 million from the settlement of forward exchange contracts. Proceeds from the sale of assets were lower by $31.6 million primarily due to the sale of the Ocean Scotian in January 2000.

  Financing Activities.

     Financing activities used $53.6 million of cash during the year ended December 31, 2001 compared to $290.8 million of cash provided in 2000. Sources of financing for the year ended December 31, 2000 consisted primarily of the Company's issuance of the Zero Coupon Debentures in June 2000 and the December 2000 lease-leaseback of the Ocean Alliance which resulted in net proceeds of approximately $392.6 million and $54.7 million, respectively.

     On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes in accordance with the indenture under which the 3.75% Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the 3.75% Notes had been converted into 307,071 shares of the Company's common stock, par value $0.01 per share, at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the 3.75% Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million, resulting in an after-tax charge of $7.7 million, which is reported as an extraordinary loss in the Consolidated Statement of Income.

     On April 11, 2001, the Company issued $460.0 million principal amount of 1.5% Debentures which are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures (equivalent to a conversion price of $49.02 per share), subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock. The transaction resulted in net proceeds of approximately $449.1 million.

     Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2001. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness.

     The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative and had no fair value at inception or on December 31, 2001.

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

     Additional cash used in financing activities during the year ended December 31, 2001 included $104.3 million for dividends paid to stockholders and the purchase of treasury stock. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. During 2001, the Company purchased 1,403,900 shares of its common stock at an aggregate cost of $37.8 million, or at an average cost of $26.90 per share.

     Also, cash used in financing activities included $9.7 million from the first of five annual payments of $13.7 million (principal and interest) in accordance with the Company's December 2000 lease-leaseback agreement with a European bank. The lease-leaseback agreement provided for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. This financing arrangement has an effective interest rate of 7.13% and is an unsecured obligation of the Company.

     Cash used in financing activities was partially offset by premiums of $6.9 million received for the sale of put options covering 1,687,321 shares of the Company's common stock. The options give the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company has the option to settle in cash or shares of its common stock. All of these options were outstanding at December 31, 2001. On January 30, February 13, and February 14, 2002, the Company settled some of its outstanding put options with cash payments of $0.4 million, $0.3 million and $0.5 million, respectively. These put options covered 1,000,000 shares of the Company's common stock and were to expire on February 5, and February 19, 2002. On February 12, 2002, the Company purchased 500,000 shares of its common stock at $40.00 per share to settle put options expiring on that date. See Note 1 to the Company's Consolidated Financial Statements "-- Common Equity Put Options" in Item 8 of
Part II of this report.

  Contractual Cash Obligations.

                                                 CONTRACTUAL OBLIGATIONS PAYMENTS DUE BY PERIOD
                                             -------------------------------------------------------
                                                        LESS THAN                           AFTER 5
                                              TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                             --------   ---------   ---------   ---------   --------
                                                                 (IN THOUSANDS)
Long-term debt.............................  $931,062    $10,426     $23,124     $12,818    $884,694
Operating leases...........................     2,075      1,098         683         277          17
                                             --------    -------     -------     -------    --------
Total obligations..........................  $933,137    $11,524     $23,807     $13,095    $884,711
                                             ========    =======     =======     =======    ========

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

     At December 31, 2001 and 2000, the Company had no off-balance sheet debt.

     The Company believes it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for rig upgrades and continuing rig enhancements, and working capital requirements.

CAPITAL RESOURCES

     Cash required to meet the Company's capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating the Company's ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition, current market conditions and other factors beyond its control.

     During the year ended December 31, 2001, the Company spent $160.4 million, including capitalized interest expense, for rig upgrades. These expenditures were primarily for the deepwater upgrades of the Ocean Baroness ($114.3 million) which was completed in March 2002 and the Ocean Rover ($20.7 million) which is expected to be completed in 2003. Also included in this amount was $12.6 million for accommodation and stability enhancement upgrades of the Ocean Nomad which were completed in April 2001. In addition, the pre-fabrication of equipment required for the upgrade of six of the Company's jack-up rigs accounted for $7.2 million of 2001 rig upgrade expenditures. The Company expects to spend approximately $275 million for rig upgrade capital expenditures during 2002 which are primarily costs associated with upgrades of the Ocean Rover and six jack-up rigs. Approximately $34 million of this amount is expected to be used for the completion of the Ocean Baroness upgrade.

     The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities has resulted in an enhanced version of the Company's previous Victory-class upgrades. The upgrade included the following enhancements: capability for operation in 7,000-foot water depths on a stand alone basis; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; 3,600-kips riser tensioning and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25- by 91-foot moon pool will provide enhanced subsea completion and development capabilities. The Company took delivery of the rig in January 2002. In March 2002 the rig began mobilizing to a location offshore Southeast Asia to begin its current contract. The approximate cost of the upgrade was $170 million.

     The Ocean Rover, one of the Company's Victory-class semisubmersibles, arrived at a shipyard in Singapore for a major upgrade in mid-January 2002. The rig will be upgraded to water depths and specifications similar to the enhanced Ocean Baroness for an estimated cost of approximately $200 million with approximately $140 million to be spent in 2002. The upgrade is expected to take approximately 19 months to complete with delivery estimated to occur in the third quarter of 2003.

     The Company also expects to spend approximately $93 million ($7.2 million spent in 2001) to significantly upgrade 6 of its 14 jack-up rigs over the next 2 years to expand the shallow water fleet's capabilities. The Ocean Titan and the Ocean Tower, both 350 feet water depth capable independent-leg slot rigs, are scheduled to have cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed greater dayrates and utilization as compared to slot rigs. The Ocean Spartan, Ocean Spur, Ocean Sovereign and the Ocean Heritage, all 250-foot water depth capable independent-leg cantilever rigs, are scheduled to have leg extensions installed enabling these rigs to work in water depths up to 300 feet. The equipment necessary for these upgrades is being pre-fabricated and installation is planned to occur as idle time or scheduled surveys arise to minimize downtime. The Company expects to finance these upgrades through the use of existing cash balances or internally generated funds.

     During the year ended December 31, 2001, the Company spent $108.2 million in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements. These expenditures included purchases of drill pipe, anchor chain, riser and other drilling equipment. The Company has budgeted $107.1 million for 2002 capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements.

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

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, DOTS, from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During 2001, DOTS contributed operating income of $0.6 million to the Company's consolidated results of operations primarily from the completion of one international turnkey project, which began in the last quarter of 2000, and three turnkey permanent plug and abandonment projects in the Gulf of Mexico. During 2000, DOTS contributed operating income of $1.0 million to the Company's consolidated results of operations primarily from the completion of four turnkey projects in the Gulf of Mexico, one international turnkey project and integrated services provided in Aberdeen, Scotland.

OTHER

     Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include the U.K., Australia and Brazil. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency and in U.S. dollars for the balance of the contract. Because of this strategy, the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and the local currencies, except in Australia (see "Forward Exchange Contracts") for operating costs payable in the local currencies in which it operates, although it may seek to do so in the future. At present, only contracts covering the Company's five rigs currently operating in Brazil are payable both in U.S. dollars and the local currency.

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

     Forward Exchange Contracts. In some instances, a foreign exchange forward contract is used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates. On July 27, 2001, the Company entered into 12 forward contracts to purchase 3.5 million Australian dollars each month end through July 31, 2002. A pre-tax gain of $0.4 million related to the forward contracts (a $0.3 million realized gain and a $0.1 million unrealized gain) was recorded in the Consolidated Statement of Income for the year ended December 31, 2001 in "Other income (expense)."

ACCOUNTING STANDARDS

     In October 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The adoption of SFAS No. 144 in January 2002 by the Company has not had nor is it expected to have a material impact on the Company's consolidated results of operation, financial position or cash flow.

     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. Adoption of SFAS No. 143 in 2003 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flow.

     In June 2001 the FASB issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and applies to all business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002 and has suspended amortization of goodwill which was $3.3 million, $4.5 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. SFAS No. 142 does not change the SFAS No. 109 "Accounting for Income Taxes" requirement to reduce goodwill for the excess of tax benefits not previously recognized. See Note 6 to the Company's Consolidated Financial Statements in
Item 8 of Part II of this report. The adoption of SFAS No. 142 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operation, financial position or cash flow.

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

INTEREST RATE RISK

     The Company's financial instruments subject to interest rate risk include the Zero Coupon Debentures, the 1.5% Debentures, the Ocean Alliance lease-leaseback and investments in debt securities, including U.S. Treasury and other U.S. government agency securities, treasury inflation-indexed protected bonds ("TIP's") and collateralized mortgage obligations ("CMO's").

     At December 31, 2001, the fair value of the Company's 1.5% Debentures, based on quoted market prices, was approximately $421.3 million, compared to a carrying amount of $460.0 million. At December 31, 2001, the contingent interest component of the Company's 1.5% Debentures was carried at its fair value of zero.

     At December 31, 2001, the fair value of the Company's Zero Coupon Debentures, based on quoted market prices, was approximately $408.9 million, compared to a carrying amount of $424.7 million.

     At December 31, 2001, the fair value of the Company's Ocean Alliance lease-leaseback agreement, based on the present value of estimated future cash flows using a discount rate of 7.59%, was approximately $45.9 million, compared to a carrying amount of $46.4 million.

     At December 31, 2001, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, excluding TIP's and CMO's, was approximately $250.1 million, which includes an unrealized holding gain of $2.7 million. The securities bear interest at rates ranging from 3.0% to 6.3%. These securities are U.S. government-backed, generally short-term and readily marketable.

     The fair market value of the Company's investment in TIP's, based on quoted market prices, at December 31, 2001 was approximately $55.4 million, which includes an unrealized holding gain of $1.1 million. These securities bear interest at 3.6% and have an inflation-adjusted principal. The amount of each semiannual interest payment is based on the securities' inflation-adjusted principal amount on an interest payment date and, at maturity, the securities will be redeemed at the greater of their inflation-adjusted principal or par amount at original issue. The TIP's are short-term and readily marketable.

     The fair market value of the Company's investment in CMO's, based on quoted market prices at December 31, 2001 was approximately $442.8 million, which includes an unrealized holding gain of $0.3 million. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

FOREIGN EXCHANGE RISK

     As of December 31, 2001, the Company had contracted to purchase 3.5 million Australian dollars each month through July 31, 2002. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates. At December 31, 2001, an asset of $0.1 million, reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. The associated unrealized gain of $0.1 million was included in "Other income (expense)" in the Consolidated Statement of Income for the year ended December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Houston, Texas
January 22, 2002
(February 14, 2002 as to the settlement
  of put options described in Note 1)

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  398,990   $  144,456
  Marketable securities.....................................     748,387      717,678
  Accounts receivable.......................................     193,653      153,452
  Rig inventory and supplies................................      40,814       40,698
  Prepaid expenses and other................................      45,571       15,906
                                                              ----------   ----------
          Total current assets..............................   1,427,415    1,072,190
Drilling and other property and equipment, net of
  accumulated depreciation..................................   2,002,873    1,931,182
Goodwill, net of accumulated amortization...................      38,329       55,205
Other assets................................................      33,900       20,929
                                                              ----------   ----------
          Total assets......................................  $3,502,517   $3,079,506
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt.........................  $   10,426   $    9,732
  Accounts payable..........................................      31,924       39,795
  Accrued liabilities.......................................      87,742       73,149
  Taxes payable.............................................       5,862          337
  Securities sold under repurchase agreements...............     199,062           --
                                                              ----------   ----------
          Total current liabilities.........................     335,016      123,013
Long-term debt..............................................     920,636      856,559
Deferred tax liability......................................     376,095      316,627
Other liabilities...........................................      17,624       15,454
                                                              ----------   ----------
          Total liabilities.................................   1,649,371    1,311,653
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock (par value $0.01, 25,000,000 shares
     authorized, none issued and outstanding)...............          --           --
  Common stock (par value $0.01, 500,000,000 shares
     authorized, 133,457,055 shares issued and 132,053,155
     shares outstanding at December 31, 2001 and 133,150,477
     shares issued and outstanding at December 31, 2000)....       1,335        1,332
  Additional paid-in capital................................   1,267,952    1,248,665
  Retained earnings.........................................     624,507      517,186
  Accumulated other comprehensive gains (losses)............      (2,880)         670
  Treasury stock, at cost (1,403,900 shares)................     (37,768)          --
                                                              ----------   ----------
          Total stockholders' equity........................   1,853,146    1,767,853
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $3,502,517   $3,079,506
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues....................................................  $885,349   $659,436   $821,024
Operating expenses:
  Contract drilling.........................................   464,964    433,091    431,523
  Depreciation and amortization.............................   170,017    145,596    142,963
  General and administrative................................    25,502     23,803     22,877
                                                              --------   --------   --------
          Total operating expenses..........................   660,483    602,490    597,363
                                                              --------   --------   --------
Operating income............................................   224,866     56,946    223,661
Other income (expense):
  Gain on sale of assets....................................       327     14,324        231
  Interest income...........................................    48,682     49,525     34,985
  Interest expense..........................................   (26,205)   (10,272)    (9,212)
  Other, net................................................    24,695        344     (9,302)
                                                              --------   --------   --------
Income before income tax expense and extraordinary loss.....   272,365    110,867    240,363
Income tax expense..........................................   (90,820)   (38,586)   (84,292)
                                                              --------   --------   --------
Income before extraordinary loss............................   181,545     72,281    156,071
Extraordinary loss from early debt extinguishment, net of
  income tax benefit of $4,158..............................    (7,722)        --         --
                                                              --------   --------   --------
Net income..................................................  $173,823   $ 72,281   $156,071
                                                              ========   ========   ========
Earnings per share:
  Basic
     Income before extraordinary loss.......................  $   1.37   $   0.53   $   1.15
     Extraordinary loss.....................................     (0.06)        --         --
                                                              --------   --------   --------
          Net...............................................  $   1.31   $   0.53   $   1.15
                                                              ========   ========   ========
  Diluted
     Income before extraordinary loss.......................  $   1.31   $   0.53   $   1.11
     Extraordinary loss.....................................     (0.05)        --         --
                                                              --------   --------   --------
          Net...............................................  $   1.26   $   0.53   $   1.11
                                                              ========   ========   ========
Weighted average shares outstanding:
  Shares of common stock....................................   132,886    135,164    135,822
  Dilutive potential shares of common stock.................    16,408      9,876      9,876
                                                              --------   --------   --------
          Total weighted average shares outstanding.........   149,294    145,040    145,698
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

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                            ACCUMULATED
                                                                               OTHER
                                COMMON STOCK       ADDITIONAL              COMPREHENSIVE      TREASURY STOCK           TOTAL
                            --------------------    PAID-IN     RETAINED       GAINS       ---------------------   STOCKHOLDERS'
                              SHARES      AMOUNT    CAPITAL     EARNINGS     (LOSSES)        SHARES      AMOUNT       EQUITY
                            -----------   ------   ----------   --------   -------------   ----------   --------   -------------
January 1, 1999...........  139,333,635   $1,393   $1,302,806   $547,783      $(7,998)      3,518,100   $(88,726)   $1,755,258
Net income................           --      --            --    156,071           --              --         --       156,071
Dividends to
  stockholders............           --      --            --    (67,911)          --              --         --       (67,911)
Stock options exercised...        8,746      --            35         --           --              --         --            35
Exchange rate changes,
  net.....................           --      --            --         --         (983)             --         --          (983)
Loss on investments,
  net.....................           --      --            --         --         (248)             --         --          (248)
                            -----------   ------   ----------   --------      -------      ----------   --------    ----------
December 31, 1999.........  139,342,381   1,393     1,302,841    635,943       (9,229)      3,518,100    (88,726)    1,842,222
                            -----------   ------   ----------   --------      -------      ----------   --------    ----------
Net income................           --      --            --     72,281           --              --         --        72,281
Treasury stock
  Purchase................           --      --            --         --           --       2,705,100    (92,959)      (92,959)
  Retirement..............   (6,223,200)    (62)      (58,193)  (123,430)          --      (6,223,200)   181,685            --
Dividends to
  stockholders............           --      --            --    (67,608)          --              --         --       (67,608)
Stock options exercised...       30,803       1           122         --           --              --         --           123
Put option premiums.......           --      --         3,875         --           --              --         --         3,875
Conversion of long-term
  debt....................          493      --            20         --           --              --         --            20
Exchange rate changes,
  net.....................           --      --            --         --          506              --         --           506
Gain on investments,
  net.....................           --      --            --         --        9,393              --         --         9,393
                            -----------   ------   ----------   --------      -------      ----------   --------    ----------
December 31, 2000.........  133,150,477   1,332     1,248,665    517,186          670              --         --     1,767,853
                            -----------   ------   ----------   --------      -------      ----------   --------    ----------
Net income................           --      --            --    173,823           --              --         --       173,823
Treasury stock purchase...           --      --            --         --           --       1,403,900    (37,768)      (37,768)
Dividends to
  stockholders............           --      --            --    (66,502)          --              --         --       (66,502)
Put option premiums.......           --      --         6,876         --           --              --         --         6,876
Conversion of long-term
  debt....................      306,578       3        12,411         --           --              --         --        12,414
Exchange rate changes,
  net.....................           --      --            --         --         (170)             --         --          (170)
Loss on investments,
  net.....................           --      --            --         --         (620)             --         --          (620)
Minimum pension
  adjustment..............           --      --            --         --       (2,760)             --         --        (2,760)
                            -----------   ------   ----------   --------      -------      ----------   --------    ----------
December 31, 2001.........  133,457,055   $1,335   $1,267,952   $624,507      $(2,880)      1,403,900   $(37,768)   $1,853,146
                            ===========   ======   ==========   ========      =======      ==========   ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001      2000       1999
                                                              --------   -------   --------
Net income..................................................  $173,823   $72,281   $156,071
Other comprehensive gains (losses), net of tax:
  Foreign currency translation (loss) gain..................      (170)      506       (983)
  Unrealized holding gain (loss) on investments.............     2,501     3,259     (5,903)
     Reclassification adjustment for (gain) loss included in
       net income...........................................    (3,121)    6,134      5,655
  Minimum pension liability adjustment......................    (2,760)       --         --
                                                              --------   -------   --------
          Total other comprehensive (loss) gain.............    (3,550)    9,899     (1,231)
                                                              --------   -------   --------
Comprehensive income........................................  $170,273   $82,180   $154,840
                                                              ========   =======   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
Operating activities:
  Net income...............................................  $ 173,823   $  72,281   $156,071
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    170,017     145,596    142,963
     Gain on sale of assets................................       (327)    (14,324)      (231)
     (Gain) loss on sale of marketable securities..........    (27,141)     (2,103)       522
     Extraordinary loss from early debt extinguishment, net
       of tax..............................................      7,722          --         --
     Impairment write-down of marketable securities........         --          --     10,671
     Deferred tax provision................................     74,264      26,155     38,529
     Accretion of discount on marketable securities........     (2,369)     (7,535)    (9,316)
     Amortization of debt issuance costs...................      1,482         864        541
     Amortization of discount on zero coupon convertible
       debentures..........................................     14,481       8,033         --
  Changes in operating assets and liabilities:
     Accounts receivable...................................    (40,201)     (9,883)    90,279
     Rig inventory and supplies and other current assets...          3      (9,190)    (7,527)
     Other assets, non-current.............................    (11,178)       (604)    (2,639)
     Accounts payable and accrued liabilities..............      6,762      (4,592)   (30,540)
     Taxes payable.........................................      9,443     (12,658)    11,193
     Other liabilities, non-current........................      1,426       3,261       (881)
     Other, net............................................     (4,176)      1,234     (1,513)
                                                             ---------   ---------   --------
          Net cash provided by operating activities........    374,031     196,535    398,122
                                                             ---------   ---------   --------
Investing activities:
     Capital expenditures..................................   (268,617)   (323,924)  (324,133)
     Proceeds from sale of assets..........................      1,726      33,279        662
     Net change in marketable securities...................      1,753    (164,548)     4,343
     Securities sold under repurchase agreements...........    199,062          --         --
     Proceeds from settlement of forward contracts.........        226          --         --
                                                             ---------   ---------   --------
          Net cash used in investing activities............    (65,850)   (455,193)  (319,128)
                                                             ---------   ---------   --------
Financing activities:
     Acquisition of treasury stock.........................    (37,768)    (92,959)        --
     Proceeds from sale of put options.....................      6,876       3,875         --
     Payment of dividends..................................    (66,502)    (67,608)   (67,911)
     Proceeds from stock options exercised.................         --         123         35
     Issuance of zero coupon convertible debentures........         --     402,178         --
     Debt issuance costs-zero coupon convertible
       debentures..........................................         --      (9,556)        --
     Lease-leaseback agreement.............................     (9,732)     55,000         --
     Arrangement fees-lease-leaseback agreement............         --        (255)        --
     Early extinguishment of debt -- 3.75% convertible
       subordinated notes..................................   (395,622)         --         --
     Issuance of 1.5% convertible senior debentures........    460,000          --         --
     Debt issuance costs -- 1.5% convertible senior
       debentures..........................................    (10,899)         --         --
                                                             ---------   ---------   --------
          Net cash provided by (used in) financing
            activities.....................................    (53,647)    290,798    (67,876)
                                                             ---------   ---------   --------
Net change in cash and cash equivalents....................    254,534      32,140     11,118
     Cash and cash equivalents, beginning of year..........    144,456     112,316    101,198
                                                             ---------   ---------   --------
     Cash and cash equivalents, end of year................  $ 398,990   $ 144,456   $112,316
                                                             =========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly owned subsidiary prior to the initial public offering in October 1995 (the "Common Stock Offering"), owns 53.1% of the outstanding common stock of the Company.

     The Company, through wholly owned subsidiaries, engages in the worldwide contract drilling of offshore oil and gas wells and is a leader in deep water drilling. Currently, the fleet is comprised of 30 semisubmersible rigs, 14 jack-up rigs and one drillship.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany transactions and balances.

Cash and Cash Equivalents and Marketable Securities

     Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents. Cash at December 31, 2001 includes $199.1 million of collateral received in connection with securities sold under repurchase agreements. See "Securities Sold Under Agreements to Repurchase."

     The Company's investments are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive income" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Securities Sold Under Agreements to Repurchase

     The Company accounts for repurchase agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company equal to 100% of the fair value of these securities, if the collateral is cash, or 102% of the fair value of the securities, if the collateral is securities. Cash deposits from these transactions are invested in short-term investments and a liability is recognized for the obligation to return the collateral. The Company continues to receive the interest on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities". The fair value of collateral held and included with "Marketable securities" at December 31, 2001 was $198.7 million. The Company did not have any loaned debt securities at December 31, 2000.

Derivative Financial Instruments

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138 on January 1, 2001. Derivative financial instruments of the Company include forward exchange contracts and a contingent interest provision that is embedded in the 1.5% convertible senior debentures (the "1.5% Debentures") issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

     Cash payments made for interest on long-term debt, including commitment fees, were $17.1 million during the year ended December 31, 2001 and $15.0 million during each of the years ended December 31, 2000 and 1999. Cash payments made for income taxes, net of refunds, during the years ended December 31, 2001, 2000 and 1999 were $33.1 million, $25.8 million and $35.0 million, respectively.

Rig Inventory and Supplies

     Inventories primarily consist of replacement parts and supplies held for use in the operations of the Company. Inventories are stated at the lower of cost or estimated value.

Drilling and Other Property and Equipment

     Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Costs incurred for major rig upgrades are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade is completed and the rig is placed in service. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations. Depreciation is provided on the straight-line method over the remaining estimated useful lives from the year the asset is placed in service.

Capitalized Interest

     The Company incurred total interest cost, including amortization of debt issuance costs, of $28.8 million, $24.1 million and $15.5 million during the years ended December 31, 2001, 2000 and 1999, respectively. Interest cost for construction and upgrade of qualifying assets is capitalized. Interest cost capitalized during the years ended December 31, 2001, 2000 and 1999 was $2.6 million, $13.8 million and $6.3 million, respectively.

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluated certain rigs in its fleet in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and no instance of impairment was noted.

Goodwill

     Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") is amortized on a straight-line basis over 20 years. Amortization charged to operating expense during the years ended December 31, 2001, 2000 and 1999 totaled $3.3 million, $4.5 million and $5.3 million, respectively. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002 and accordingly, has suspended amortization of goodwill in 2002. See Note 6.

Debt Issuance Costs

     Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Deferred Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The

Company's non-U.S. income tax liabilities are based upon the results of operations of the various subsidiaries and foreign branches in those jurisdictions in which they are subject to taxation. Beginning in 2001, the Company decided to indefinitely reinvest a portion of the earnings of its U.K. subsidiaries. Consequently, no U.S. deferred taxes were provided on these earnings in 2001.

Treasury Stock

     Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the year ended December 31, 2001, the Company purchased 1.4 million shares of its common stock at an aggregate cost of $37.8 million, or at an average cost of $26.90 per share. During the year ended December 31, 2000, the Company purchased 2.7 million shares of its common stock at an aggregate cost of $93.0 million, or at an average cost of $34.36 per share. Effective December 31, 2000, the Company retired 6.2 million shares of its treasury stock at an aggregate cost of $181.7 million.

Common Equity Put Options

     During the year ended December 31, 2001, the Company received premiums of $6.9 million for the sale of put options covering 1,687,321 shares of common stock. The options give the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company has the option to settle in cash or shares of common stock. Premiums received for these options are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets.

     Put options outstanding at December 31, 2001 are as follows:

                                                         NUMBER OF SHARES
EXPIRATION                                                   OF COMMON       EXERCISE PRICE
DATE                                                           STOCK           PER SHARE
----------                                               -----------------   --------------
2/05/02................................................       500,000            $27.96
2/12/02................................................       500,000            $40.00
2/19/02................................................       250,000            $29.50
2/19/02................................................       250,000            $28.50
3/29/02................................................       163,721            $24.99
6/21/02................................................        23,600            $24.46

     On January 30, February 13, and February 14, 2002, the Company settled some of its outstanding put options with cash payments of $0.4 million, $0.3 million, and $0.5 million, respectively. These put options covered 1,000,000 shares of the Company's common stock and were to expire on February 5, and February 19, 2002. During the first quarter of 2002 the Company will reduce "Additional paid-in-capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. On February 12, 2002, the Company purchased 500,000 shares of its common stock at $40.00 per share to settle put options expiring on that day. During the first quarter of 2002 the Company will reduce "Additional paid-in-capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and report the net cost of the shares, $16.9 million, in "Treasury stock" as a deduction from stockholder's equity in the Consolidated Balance Sheet.

Stock-Based Compensation

     In 2000 the Company adopted a stock option plan "2000 Stock Option Plan" whereby certain of the Company's employees, consultants and non-employee directors may be granted options to purchase stock. The Company accounts for the 2000 Stock Option Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as interpreted by Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." See Note 13.

Comprehensive Income

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains and losses, minimum pension liability adjustments and unrealized holding gains and losses on marketable securities.

Currency Translation

     The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at year-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Accumulated other comprehensive gains/(losses)." Currency transaction gains and losses are included in the Consolidated Statements of Income in "Other income (expense)." Additionally, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results.

Revenue Recognition

     Income from dayrate drilling contracts is recognized currently. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. The excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract unless there is excess mobilization cost in which case the excess cost is recognized currently. Absent a contract, mobilization costs are also recognized currently. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract.

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

New Accounting Pronouncements

     In October 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The adoption of SFAS No. 144 by the Company in January 2002 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operation, financial position or cash flow.

     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. Adoption of SFAS No. 143 in 2003 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flow.

     In June 2001 the FASB issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and applies to all business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002 and has suspended amortization of goodwill which was $3.3 million, $4.5 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. SFAS No. 142 does not change the SFAS No. 109 "Accounting for Income Taxes" requirement to reduce goodwill for the excess of tax benefits not previously recognized. See Note 6. The adoption of SFAS No. 142 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operation, financial position or cash flow.

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

Fair Value of Financial Instruments

     The Company provides fair value information of its financial instruments in the notes to the consolidated financial statements (see Note 11). The carrying amount of the Company's current financial instruments approximate fair value because of the short maturity of these instruments. For non-current financial instruments the Company uses quoted market prices when available and discounted cash flows to estimate fair value.

2. EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2001          2000          1999
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before extraordinary loss -- basic
  (numerator):.......................................    $181,545      $ 72,281      $156,071
  Extraordinary loss from early debt extinguishment,
     net of income tax benefit of $4,158.............      (7,722)           --            --
  Effect of dilutive potential shares
     Convertible subordinated notes -- 3.75%.........       2,424         4,249         5,988
     Zero coupon convertible debentures..............       8,833            --            --
     Convertible senior debentures -- 1.5%...........       3,062            --            --
                                                         --------      --------      --------
Net income including conversions -- diluted
  (numerator):.......................................    $188,142      $ 76,530      $162,059
                                                         ========      ========      ========
Weighted average shares -- basic (denominator):......     132,886       135,164       135,822
  Effect of dilutive potential shares
     Convertible subordinated notes -- 3.75%.........       2,564         9,876         9,876
     Zero coupon convertible debentures..............       6,929            --            --
     Convertible senior debentures -- 1.5%...........       6,812            --            --
     Stock options...................................           1            --            --
     Put options.....................................         102            --            --
                                                         --------      --------      --------
Weighted average shares including
  conversions -- diluted (denominator):..............     149,294       145,040       145,698
                                                         ========      ========      ========
Earnings per share:
Basic
  Income before extraordinary loss...................    $   1.37      $   0.53      $   1.15
  Extraordinary loss.................................       (0.06)           --            --
                                                         --------      --------      --------
  Net................................................    $   1.31      $   0.53      $   1.15
                                                         ========      ========      ========
Diluted
  Income before extraordinary loss...................    $   1.31      $   0.53      $   1.11
  Extraordinary loss.................................       (0.05)           --            --
                                                         --------      --------      --------
  Net................................................    $   1.26      $   0.53      $   1.11
                                                         ========      ========      ========

     The computation of diluted earnings per share ("EPS") for the year ended December 31, 2000 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), issued in June 2000, because the inclusion of such shares would be antidilutive.

     Put options covering 1,687,321 shares of common stock at various stated exercise prices per share were outstanding at December 31, 2001. However, the computation of diluted EPS for the year ended December 31, 2001 excluded put options covering 187,321 shares of common stock because the options' exercise prices were less than the average market price per share of the common stock.

     Put options covering 750,000 shares of common stock at an exercise price of $37.85 per share were outstanding at December 31, 2000, but were not included in the computation of diluted EPS for the year ended December 31, 2000 because the options' exercise price was less than the average market price per share of the common stock. There were no put options sold or outstanding during the year ended December 31, 1999.

     The incremental shares calculated from non-qualified stock options, granted in accordance with the 2000 Stock Option Plan approved in May 2000, that were included in the computation of diluted EPS for the year ended December 31, 2001 did not include 182,700 stock options because the options' exercise prices were more than the average market price per share of the common stock.

     The incremental shares calculated from non-qualified stock options included in the computation of diluted EPS for the year ended December 31, 2000, were immaterial for presentation purposes and did not include 86,500 stock options because the options' exercise prices were more than the average market price per share of the common stock.

3. MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:

                                                              DECEMBER 31, 2001
                                                       --------------------------------
                                                                  UNREALIZED    MARKET
                                                         COST        GAIN       VALUE
                                                       --------   ----------   --------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and other
  U.S. government agencies:
  Due after one year through five years..............  $247,453     $2,689     $250,142
  Due after five years through ten years.............    54,355      1,095       55,450
Collateralized mortgage obligations..................   442,518        277      442,795
                                                       --------     ------     --------
          Total......................................  $744,326     $4,061     $748,387
                                                       ========     ======     ========

                                                              DECEMBER 31, 2000
                                                       --------------------------------
                                                                  UNREALIZED    MARKET
                                                         COST        GAIN       VALUE
                                                       --------   ----------   --------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and other
  U.S. government agencies:
  Due within one year................................  $149,005     $   60     $149,065
  Due after five years through ten years.............   265,981      1,045      267,026
Collateralized mortgage obligations..................   297,446      3,757      301,203
Equity securities....................................       231        153          384
                                                       --------     ------     --------
          Total......................................  $712,663     $5,015     $717,678
                                                       ========     ======     ========

     All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

     Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Proceeds from sales.........................................  $2,468,971   $1,345,183
Gross realized gains........................................      38,584        2,590
Gross realized losses.......................................     (11,443)        (487)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Forward Exchange Contracts

     The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. The Company's primary technique for minimizing its foreign exchange risk involves structuring customer contracts to provide for payment in both the U.S. dollar and the foreign currency whenever possible. The payment portion denominated in the foreign currency is based on anticipated foreign currency requirements over the contract term. In some instances, a foreign exchange forward contract is used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

     On July 27, 2001, the Company entered into 12 forward contracts to purchase
3.5 million Australian dollars each month end through July 31, 2002. These forward contracts are derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company on July 27, 2001, do not qualify for hedge accounting. A pre-tax gain of $0.4 million related to the forward contracts (a $0.3 million realized gain and a $0.1 million unrealized gain) was recorded in the Consolidated Statement of Income for the year ended December 31, 2001 in "Other income (expense)."

Contingent Interest

     On April 11, 2001, the Company issued 1.5% Debentures in the amount of $460.0 million which are due April 15, 2031, and contain a contingent interest provision (see Note 8). The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance or at December 31, 2001.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Drilling rigs and equipment.................................  $2,732,333   $2,155,924
Construction work-in-progress...............................     163,308      502,921
Land and buildings..........................................      14,629       14,224
Office equipment and other..................................      19,731       18,480
                                                              ----------   ----------
  Cost......................................................   2,930,001    2,691,549
Less accumulated depreciation...............................    (927,128)    (760,367)
                                                              ----------   ----------
  Drilling and other property and equipment, net............  $2,002,873   $1,931,182
                                                              ==========   ==========

     Construction work-in-progress at December 31, 2001, included approximately $157.0 million primarily for the significant upgrades of the Ocean Baroness and Ocean Rover to high specification capabilities.

     In January 2001 approximately $448.2 million was reclassified from construction work-in-progress to drilling rigs and equipment upon completion of the conversion of the Ocean Confidence from an accommodation vessel to a high specification semisubmersible drilling unit. The customer accepted the rig on January 5, 2001, at which time it began a five-year drilling program in the Gulf of Mexico.

     In January 2000 the Company sold a jack-up drilling rig, the Ocean Scotian, for $32.0 million in cash resulting in a gain of $13.9 million ($9.0 million after-tax). The rig had been cold stacked offshore The Netherlands prior to the sale.

6. GOODWILL

     The merger with Arethusa in 1996 generated an excess of the purchase price over the estimated fair value of the net assets acquired. Cost and accumulated amortization of such goodwill is summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 69,008   $ 82,628
Less: accumulated amortization..............................   (30,679)   (27,423)
                                                              --------   --------
          Total.............................................  $ 38,329   $ 55,205
                                                              ========   ========

     During the years ended December 31, 2001 and 2000, adjustments of $13.6 million and $13.5 million, respectively, were recorded to reduce goodwill before accumulated amortization. The adjustments represent tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill is recognized. Goodwill is expected to be reduced to zero during the year 2004.

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Personal injury and other claims............................  $25,471   $21,565
Payroll and benefits........................................   25,880    22,688
Interest payable............................................    1,645     5,870
Reserve for class action litigation.........................    9,699        --
Other.......................................................   25,047    23,026
                                                              -------   -------
          Total.............................................  $87,742   $73,149
                                                              =======   =======

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Convertible subordinated notes-3.75%........................  $     --   $399,980
Zero coupon convertible debentures..........................   424,694    410,211
Convertible senior debentures-1.5%..........................   460,000         --
Ocean Alliance lease-leaseback agreement....................    46,368     56,100
                                                              --------   --------
                                                               931,062    866,291
Less: Current maturities....................................   (10,426)    (9,732)
                                                              --------   --------
          Total.............................................  $920,636   $856,559
                                                              ========   ========

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001, are as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
                                                              -----------
2002........................................................  $    10,426
2003........................................................       11,155
2004........................................................       11,969
2005........................................................       12,818
2006........................................................           --
Thereafter..................................................      884,694
                                                              -----------
                                                                  931,062
Less: Current maturities....................................      (10,426)
                                                              -----------
          Total.............................................  $   920,636
                                                              ===========

Convertible Subordinated Notes

     On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes in accordance with the indenture under which the 3.75% Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the 3.75% Notes had been converted into 307,071 shares of the Company's common stock, par value $0.01 per share, at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the 3.75% Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million resulting in an after-tax charge of $7.7 million, which is reported as an extraordinary loss in the Consolidated Statement of Income.

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

     The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or on December 31, 2001.

     Holders may require the Company to purchase all or a portion of their 1.5% Debentures on April 15, 2008, at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest. The Company may choose to pay the purchase price in cash or shares of the Company's common stock or a combination of cash and common stock. In addition, holders may require the Company to purchase, for cash, all or a portion of their 1.5% Debentures upon a change in control (as defined).

     The Company may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest.

Zero Coupon Convertible Debentures

     On June 6, 2000, the Company issued Zero Coupon Debentures at a price of $499.60 per $1,000 debenture, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustments in certain events. The Zero Coupon Debentures are senior unsecured obligations of the Company.

     The Company has the right to redeem the Zero Coupon Debentures, in whole or in part, after June 6, 2005, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Zero Coupon Debentures on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

Ocean Alliance Lease-Leaseback

     In December 2000 the Company entered into a lease-leaseback agreement with a European bank. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the Agreement, which had a five-year term, the Company is to make five annual payments of $13.7 million. The first annual payment was made in December 2001. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

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

9. COMPREHENSIVE INCOME

     The income tax effects allocated to the components of other comprehensive income are as follows:

                                                           YEAR ENDED DECEMBER 31, 2001
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation (loss) gain.............   $  (262)     $    92      $  (170)
Minimum pension liability adjustment.................    (4,246)       1,486       (2,760)
Unrealized gain (loss) on investments:
  Gain (loss) arising during 2001....................     3,848       (1,347)       2,501
  Reclassification adjustment........................    (4,802)       1,681       (3,121)
                                                        -------      -------      -------
  Net unrealized (loss) gain.........................      (954)         334         (620)
                                                        -------      -------      -------
Other comprehensive (loss) income....................   $(5,462)     $ 1,912      $(3,550)
                                                        =======      =======      =======

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
                                                        =======      =======       ======

                                                           YEAR ENDED DECEMBER 31, 1999
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation (loss) gain.............   $(1,512)     $   529      $  (983)
Unrealized gain (loss) on investments:
  (Loss) gain arising during 1999....................    (9,081)       3,178       (5,903)
  Reclassification adjustment........................     8,700       (3,045)       5,655
                                                        -------      -------      -------
  Net unrealized (loss) gain.........................      (381)         133         (248)
                                                        -------      -------      -------
Other comprehensive (loss) income....................   $(1,893)     $   662      $(1,231)
                                                        =======      =======      =======

10. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases, which expire through the year 2007. Total rent expense amounted to $1.0 million, $1.2 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum future rental payments under leases are approximately $1.1 million, $0.5 million, $0.2 million, $0.1 million, $0.1 million and $17,000 for the years 2002 to 2007, respectively. There are no minimum future rental payments under leases after the year 2007.

     The Company is contingently liable as of December 31, 2001 in the amount of $15.7 million under certain performance, bid, customs and export bonds. On the Company's behalf, banks have issued letters of credit securing certain of these bonds.

     Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston, Division; formerly styled Raymond Verdin v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. The lawsuit is seeking money damages and injunctive relief as well as attorney's fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statement of Income. In July 2001 the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims within the limits of the reserve. In December 2001 the United States District Judge for the Southern District of Texas, Houston Division, entered an order preliminarily approving the proposed class action settlement, preliminarily certifying the settlement class, and setting a fairness hearing for April 18, 2002 to determine whether to give the settlement final approval. A court appointed settlement administrator will provide notice of the proposed class action settlement.

     Various other claims have been filed against the Company in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. FINANCIAL INSTRUMENTS

Concentrations of Credit and Market Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash and trade accounts receivable and investments in debt and equity securities, including treasury inflation-indexed protected bonds ("TIP's") and collateralized mortgage obligations ("CMO's"). The Company places its temporary excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable are limited primarily due to the entities comprising the Company's customer base. Since the market for the Company's services is the offshore oil and gas industry, this customer base consists primarily of major oil companies and independent oil and gas producers. The Company provides allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented and, historically, the Company has not experienced significant losses on trade receivables. The Company's investments in debt securities, which are primarily U.S. government securities, do not impose a significant market risk on the Company as they are generally short-term with ready marketability. TIP's are not considered high-risk investments. While the amount of each semiannual interest payment is based on the security's inflation-adjusted principal amount on an interest payment date, if at maturity the inflation-adjusted principal is less than the security's par amount, the U.S. government pays an additional amount so that the inflation-adjusted principal equals the par amount. Investments in CMO's are not considered high-risk as they are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

Fair Values

     The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of the Company's debt instruments are shown below:

                                                        YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                                  2001                          2000
                                       ---------------------------   ---------------------------
                                       FAIR VALUE   CARRYING VALUE   FAIR VALUE   CARRYING VALUE
                                       ----------   --------------   ----------   --------------
                                                             (IN MILLIONS)
Zero Coupon Debentures...............    $408.9         $424.7         $406.2         $410.2
1.5% Debentures......................    $421.3         $460.0             --             --
3.75% Notes..........................        --             --         $440.2         $440.0
Ocean Alliance Lease-leaseback.......    $ 45.9         $ 46.4         $ 54.3         $ 56.1

     The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 2001 and 2000. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

          Cash and cash equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.

          Marketable securities -- The fair values of the debt and equity securities, including TIP's and CMO's, available for sale were based on quoted market prices as of December 31, 2001 and 2000.

          Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

          Long-term debt -- The fair value of the Zero Coupon Debentures, the 1.5% Debentures and the 3.75% Notes was based on the quoted market price from brokers of these instruments. The fair value of the Ocean Alliance lease-leaseback agreement was based on the present value of estimated future cash flows using a discount rate of 7.59%.

12. RELATED PARTY TRANSACTIONS

     The Company and Loews entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement unless due to the gross negligence or willful misconduct of Loews. The Company was charged $0.3 million, $0.4 million and $0.3 million by Loews for these support functions during the years ended December 31, 2001, 2000 and 1999, respectively.

13. STOCK OPTION PLAN

     The Company's 2000 Stock Option Plan provides for issuance of either incentive stock options or non-qualified stock options to the Company's employees, consultants and non-employee directors. Options may be granted to purchase stock at no less than 100% of the market price of the stock on the date the option is granted. Such plan reserved for issuance up to 750,000 shares of the Company's common stock, none of which had been issued as of December 31, 2001. Unless otherwise specified by the Board of Directors at the time of the grant, stock options have a maximum term of ten years, subject to earlier termination under certain conditions and vest over four years.

     The following table summarizes the stock option activity related to the 2000 Stock Option Plan:

                                                2001                         2000
                                     --------------------------   --------------------------
                                               WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                     OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                     -------   ----------------   -------   ----------------
Outstanding, January 1.............  109,000        $42.83             --        $   --
Granted............................  109,300         32.54        113,000         42.84
Forfeited..........................       --            --         (4,000)        43.03
                                     -------        ------        -------        ------
Outstanding, December 31...........  218,300        $37.68        109,000        $42.83
                                     =======        ======        =======        ======
Exercisable, December 31...........   11,500        $34.16         31,000        $42.34
                                     =======        ======        =======        ======

     The following table summarizes information for options outstanding and exercisable at December 31, 2001:

                              OPTIONS OUTSTANDING
                 ---------------------------------------------      OPTIONS EXERCISABLE
                           WEIGHTED-AVERAGE                      -------------------------
   RANGE OF                   REMAINING       WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
EXERCISE PRICES  NUMBER    CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER    EXERCISE PRICE
---------------  -------   ----------------   ----------------   ------   ----------------
$24.60-$33.51     71,200      9.2 years                 $29.06   6,000              $29.06
$35.72-$43.03    147,100      8.3 years                 $41.85   36,500             $41.95

     The Company accounts for the 2000 Stock Option Plan in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted under the plan. Had compensation expense for the Company's stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             2001        2000
                                                           ---------   --------
                                                           (IN THOUSANDS EXCEPT
                                                            PER SHARE AMOUNTS)
Net Income:
  As reported............................................  $173,823    $72,281
  Pro forma..............................................  $173,146    $71,918
Earnings Per Share of Common Stock:
  As reported............................................  $   1.31    $  0.53
  Pro forma..............................................  $   1.30    $  0.53
Earnings Per Share of Common Stock -- assuming dilution:
  As reported............................................  $   1.26    $  0.53
  Pro forma..............................................  $   1.26    $  0.53

     The per share weighted-average fair value of stock options granted during 2001 and 2000 was $14.60 and $26.71, respectively. The fair value of options granted in 2001 and 2000 has been estimated at the date of grant using a Binomial Option Pricing Model with the following weighted average assumptions:

                                                              2001   2000
                                                              ----   ----
Risk-free interest rate.....................................  4.52%  6.71%
Expected life of options
  Employees.................................................     6      6
  Directors.................................................     4      6
Expected volatility of the company's stock price............    49%    69%
Expected dividend yield.....................................  1.64%  1.25%

14. INCOME TAXES

     The components of income before income taxes are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Income before income tax expense and extraordinary
  loss:
  U.S. ..............................................  $250,014   $ 97,118   $212,331
  Non-U.S. ..........................................    22,351     13,749     28,032
                                                       --------   --------   --------
  Worldwide..........................................  $272,365   $110,867   $240,363
                                                       ========   ========   ========

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Income before income tax expense:
  U.S (including pre-tax extraordinary loss).........  $238,134   $ 97,118   $212,331
  Non-U.S. ..........................................    22,351     13,749     28,032
                                                       --------   --------   --------
  Worldwide (including pre-tax extraordinary loss)...  $260,485   $110,867   $240,363
                                                       ========   ========   ========

     The components of income tax expense are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
U.S. -- current.........................................  $   564   $ 7,981   $15,830
Non-U.S. -- current.....................................   11,834     4,450    29,933
                                                          -------   -------   -------
          Total current.................................   12,398    12,431    45,763
                                                          -------   -------   -------
U.S. -- deferred........................................   60,649    12,540    24,783
U.S. -- deferred to reduce goodwill.....................   13,615    13,615    13,746
                                                          -------   -------   -------
          Total deferred................................   74,264    26,155    38,529
                                                          -------   -------   -------
          Total.........................................  $86,662   $38,586   $84,292
                                                          =======   =======   =======

     The Company's income tax provision (benefit) is recorded as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Income before extraordinary loss........................  $90,820   $38,586   $84,292
Extraordinary loss......................................   (4,158)       --        --
                                                          -------   -------   -------
          Total.........................................  $86,662   $38,586   $84,292
                                                          =======   =======   =======

     The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Expected income tax expense at federal statutory rate...  $91,169   $38,803   $84,127
Foreign earnings indefinitely reinvested................   (5,222)       --        --
Adjustment to prior year return.........................        2       (69)       (4)
Other...................................................      713      (148)      169
                                                          -------   -------   -------
     Income tax expense.................................  $86,662   $38,586   $84,292
                                                          =======   =======   =======

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $   9,867   $   8,990
  Worker's compensation accruals(1).........................      5,753       4,635
  Foreign tax credits.......................................     40,097      30,214
  Other(2)..................................................      8,485       4,227
                                                              ---------   ---------
     Total deferred tax assets..............................     64,202      48,066
                                                              =========   =========
Deferred tax liabilities:
  Depreciation and amortization.............................   (378,436)   (300,969)
  Undistributed earnings of non-U.S. subsidiaries...........    (34,348)    (37,193)
  Non-U.S. deferred taxes...................................    (14,684)    (14,684)
  Other.....................................................     (7,076)     (7,076)
                                                              ---------   ---------
     Total deferred tax liabilities.........................   (434,544)   (359,922)
                                                              ---------   ---------
       Net deferred tax liability...........................  $(370,342)  $(311,856)
                                                              =========   =========

---------------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

(2) In 2000 approximately $136 is reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     Except for selective dividends, the Company's practice prior to 1997 was to reinvest the unremitted earnings of all of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on such earnings. Undistributed earnings of non-U.S. subsidiaries generated prior to 1997 for which no U.S. deferred income tax provision has been made for possible future remittances totaled approximately $46.2 million at December 31, 2001. In addition, the Company has negative undistributed earnings of non-U.S. subsidiaries generated prior to 1997 of $66.8 million at December 31, 2001, for which no deferred tax benefit has been recognized. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes, if any, that might be payable on the actual or deemed remittance of such earnings. On actual remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.

     At the beginning of 2001, the Company decided to postpone remittance of a portion of the earnings of its U.K. subsidiaries. The Company plans to reinvest these earnings indefinitely and no U.S. taxes were provided on these earnings. Undistributed earnings of the U.K. subsidiaries in 2001 for which no U.S. deferred income tax provision has been made were $14.9 million.

     The Company believes it is probable that its deferred tax assets of $64.2 million will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences. However, if the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance will be required as a charge to expense.

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

     In connection with the merger with Arethusa, the Company acquired net operating loss ("NOL") carryforwards available to offset future taxable income. The utilization of these NOL carryforwards is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has previously recorded a deferred tax asset for the benefit of the remaining NOL carryforwards available for future years. For the year ended December 31, 2001, the Company was unable to utilize any of these carryforwards. The NOL carryforwards expire as follows:

                                                                  TAX BENEFIT OF
YEAR                                                           NET OPERATING LOSSES
----                                                           --------------------
                                                                  (IN THOUSANDS)
2007........................................................          $  547
2008........................................................           3,676
2009........................................................           3,901
2010........................................................             866
                                                                      ------
Total.......................................................          $8,990
                                                                      ======

     For the year ended December 31, 2001, the Company had a taxable loss that resulted in an NOL carryforward of $2.5 million resulting in an associated tax benefit of $0.9 million that will expire in 2021.

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

     The Company maintains defined contribution retirement plans for its U.S., U.K. and third country national ("TCN") employees. The plan for U.S. employees (the "401k Plan") is designed to qualify under Section 401k of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. Participants are fully vested immediately upon enrollment in the plan. For the years ended December 31, 2001, 2000 and 1999, the Company's provision for contributions was $6.9 million, $6.2 million and $6.4 million, respectively.

     The plan for U.K. employees provides that the Company contributes amounts equivalent to the employee's contributions generally up to a maximum of 5.25% of the employee's defined compensation per year. The Company's provision for contributions for the years ended December 31, 2001, 2000 and 1999 was $0.5 million, $0.4 million and $0.5 million, respectively.

     The plan for the Company's TCN employees was effective April 1, 1998 and is similar to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. For the years ended December 31, 2001, 2000 and 1999, the Company's provision for contributions was $0.6 million, $0.5 million and $0.6 million, respectively.

Deferred Compensation and Supplemental Executive Retirement Plan

     The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes any portion of the 3.75% of the base salary contribution and the matching contribution to the 401k Plan that cannot be contributed because of the limitations within the Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10% of base compensation and/or up to 100% of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company's provision for contributions for the years ended December 31, 2001, 2000 and 1999 was not material.

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

     The following provides a reconciliation of benefit obligations and significant actuarial assumptions:

                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $12,581   $12,023   $10,597
  Interest cost.........................................      934       894       705
  Actuarial gain........................................      584        42     1,068
  Benefits paid.........................................     (167)     (378)     (347)
                                                          -------   -------   -------
  Benefit obligation at end of year.....................  $13,932   $12,581   $12,023
                                                          =======   =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of year........  $14,690   $14,427   $12,571
  Actual return on plan assets..........................   (1,446)      641     2,203
  Benefits paid.........................................     (167)     (378)     (347)
                                                          -------   -------   -------
  Fair value of plan assets at end of year..............  $13,077   $14,690   $14,427
                                                          =======   =======   =======

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Plan assets over benefit obligation........................  $   --   $2,109   $2,404
Benefit obligation over plan assets........................    (855)      --       --
Unrecognized net obligation................................   4,246      905      215
                                                             ------   ------   ------
     Accrued benefit cost..................................  $3,391   $3,014   $2,619
                                                             ======   ======   ======

                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Weighted-average assumptions:
  Discount rate.............................................  7.00%  7.50%  7.50%
  Expected long-term rate...................................  9.00%  9.00%  9.00%

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Components of net periodic benefit cost:
  Interest cost............................................  $ (934)  $ (894)  $ (705)
  Expected return on plan assets...........................   1,311    1,289    1,118
                                                             ------   ------   ------
  Net periodic pension benefit income......................  $  377   $  395   $  413
                                                             ======   ======   ======

     Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Prepaid benefit cost.......................................  $   --   $3,014   $2,619
Accrued benefit liability..................................    (855)      --       --
Accumulated other comprehensive income.....................   4,246       --       --
                                                             ------   ------   ------
     Accrued benefit cost..................................  $3,391   $3,014   $2,619
                                                             ======   ======   ======

16. SEGMENTS AND GEOGRAPHIC AREA ANALYSIS

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

Similar Services

     Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
High specification floaters..........................  $326,835   $212,000   $262,571
Other semisubmersibles...............................   377,715    313,287    463,168
Jack-ups.............................................   174,498    118,885     74,484
Integrated services..................................     7,779     23,298     32,769
Other................................................       547        140         --
Eliminations.........................................    (2,025)    (8,174)   (11,968)
                                                       --------   --------   --------
          Total revenues.............................  $885,349   $659,436   $821,024
                                                       ========   ========   ========

Geographic Areas

     At December 31, 2001, the Company had drilling rigs located offshore eight countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States......................................  $551,786   $355,470   $420,123
  Foreign:
     Europe/Africa...................................    66,376     69,495    178,254
     South America...................................   178,725    177,891    133,528
     Australia/Southeast Asia........................    88,462     56,580     89,119
                                                       --------   --------   --------
                                                        333,563    303,966    400,901
Interarea revenues from affiliates:
  United States......................................   101,003     98,367    114,393
  Europe/Africa......................................    13,395      3,295         --
  Other..............................................     1,986         --         --
                                                       --------   --------   --------
                                                        116,384    101,662    114,393
Eliminations.........................................  (116,384)  (101,662)  (114,393)
                                                       --------   --------   --------
          Total......................................  $885,349   $659,436   $821,024
                                                       ========   ========   ========

     An individual foreign country may, from time to time, contribute a material percentage of the Company's total revenues from unaffiliated customers. For the years ended December 31, 2001, 2000 and 1999, individual countries that contributed 5% or more of the Company's total revenues from unaffiliated customers are listed below.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Brazil......................................................  20.2%  25.5%  15.5%
United Kingdom..............................................   6.5%   5.9%  10.0%
Australia...................................................   5.9%   5.8%   5.7%
Angola......................................................   0.0%   2.1%   7.5%

     Long-lived tangible assets located in the United States and all foreign countries in which the Company holds assets as of December 31, 2001, 2000 and 1999 are listed below. A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Drilling and other property and equipment, net:
  United States..................................  $1,268,901   $1,312,031   $1,113,908
  Foreign:
     South America...............................     375,655      388,358      399,471
     Europe/Africa...............................      86,659       81,401      154,378
     Australia/Southeast Asia....................     271,658      149,392       70,148
                                                   ----------   ----------   ----------
                                                      733,972      619,151      623,997
                                                   ----------   ----------   ----------
          Total..................................  $2,002,873   $1,931,182   $1,737,905
                                                   ==========   ==========   ==========

     Brazil is currently the only country with a material concentration of the Company's assets. Approximately 18.8%, 20.1% and 20.2% of the Company's total drilling and other property and equipment were located in or offshore Brazil as of December 31, 2001, 2000 and 1999, respectively.

Major Customers

     The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from two major customers for the periods presented contributed more than 10% of the Company's total revenues as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Percentage of total revenue from one customer...............  22.0%    25.4%    15.5%
Percentage of total revenue from one customer...............  17.9%    20.0%    14.5%

17. OTHER INCOME AND EXPENSE (OTHER, NET)

     Other, net consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Realized net gain (loss) on marketable securities......  $ 27,141   $ 2,103   $  (522)
Reserve for class action litigation....................   (10,000)       --        --
Settlement of litigation...............................     7,284        --        --
Miscellaneous..........................................       270    (1,759)   (8,780)
                                                         --------   -------   -------
          Total other income (expense), net............  $ 24,695   $   344   $(9,302)
                                                         ========   =======   =======

18. UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 2001 and 2000 is shown below.

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Revenues...................................  $205,225   $227,331   $230,636   $222,157
Operating income...........................    48,082     64,525     65,713     46,546
Income before income tax expense and
  Extraordinary loss.......................    54,677     77,014     79,430     61,244
Income before extraordinary loss...........    36,828     51,482     53,427     39,808
Net income.................................    36,828     43,760     53,427     39,808
Net income per share:
  Basic
     Income before extraordinary loss......  $   0.28   $   0.39   $   0.40   $   0.30
     Extraordinary loss....................        --      (0.06)        --         --
                                             --------   --------   --------   --------
     Net...................................  $   0.28   $   0.33   $   0.40   $   0.30
                                             ========   ========   ========   ========
  Diluted
     Income before extraordinary loss......  $   0.27   $   0.37   $   0.38   $   0.29
     Extraordinary loss....................        --      (0.05)        --         --
                                             --------   --------   --------   --------
     Net...................................  $   0.27   $   0.32   $   0.38   $   0.29
                                             ========   ========   ========   ========
2000
Revenues...................................  $167,828   $143,317   $157,348   $190,943
Operating income (loss)....................    24,110     (2,098)     3,128     31,806
Income before income tax expense...........    45,426      5,675     16,068     43,698
Net income.................................    29,488      3,637     10,477     28,679
Net income per share:
  Basic....................................  $   0.22   $   0.03   $   0.08   $   0.21
                                             ========   ========   ========   ========
  Diluted..................................  $   0.21   $   0.03   $   0.08   $   0.20
                                             ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Balance Sheets.................................   30
Consolidated Statements of Income...........................   31
Consolidated Statements of Stockholders' Equity.............   32
Consolidated Statements of Comprehensive Income.............   33
Consolidated Statements of Cash Flows.......................   34
Notes to Consolidated Financial Statements..................   35

          (2) Financial Statement Schedules

             No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto or the required information is inapplicable.

          (3) Index of Exhibits

             See the Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K

     The Company made the following reports on Form 8-K during the fourth quarter of fiscal year 2001:

DATE OF REPORT                                        DESCRIPTION OF REPORT
--------------                                        ---------------------
October 15, 2001.........................   Item 9 Regulation FD disclosure
                                              (Informational only)
October 31, 2001.........................   Item 9 Regulation FD disclosure
                                              (Informational only)
November 29, 2001........................   Item 9 Regulation FD disclosure
                                              (Informational only)

     (c) Index of Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1998).
          3.2            -- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 2001).
          4.1*           -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee.
          4.2            -- Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
          4.3            -- Third Supplemental Indenture, dated as of April 11, 2001, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended March 31, 2001).
         10.1*           -- Registration Rights Agreement (the "Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company.
         10.2            -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997, between Loews and the Company
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
         10.3*           -- Services Agreement, dated October 16, 1995, between Loews and the Company.
         10.4+*          -- Diamond Offshore Deferred Compensation and Supplemental
                            Executive Retirement Plan effective December 17, 1996.
         10.5+           -- First Amendment to Diamond Offshore Deferred Compensation
                            and Supplemental Executive Retirement Plan dated March
                            18, 1998 (incorporated by reference to Exhibit 10.8 of
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997).
         10.6+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated
                            by reference to Exhibit 10.6 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
         10.7            -- Purchase Agreement, dated May 31, 2000, between the
                            Company and Credit Suisse First Boston Corporation
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
         10.8            -- Registration Rights Agreement, dated June 6, 2000,
                            between the Company and Credit Suisse First Boston
                            Corporation (incorporated by reference to Exhibit 10.2 of
                            the Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 6, 2000).
         10.9+*          -- 2000 Stock Option Plan.
         10.10           -- Purchase Agreement, dated April 6, 2001, between the
                            Company and Merrill Lynch & Co., Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            Exhibit 10.1 of the Company's Quarterly Report on Form
                            10-Q for the quarterly period ended March 31, 2001).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Registration Rights Agreement, dated April 11, 2001,
                            between the Company and Merrill Lynch & Co., Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated (incorporated
                            by reference to Exhibit 10.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 2001).
         12.1*           -- Statement re Computation of Ratios.
         21.1            -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of the Company's Annual Report
                            on Form 10-K for the fiscal year ended December 31,
                            2000).
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2002.

                                            DIAMOND OFFSHORE DRILLING, INC.

                                            By:     /s/ GARY T. KRENEK
                                              ----------------------------------
                                                        Gary T. Krenek
                                              Vice President and Chief Financial
                                                            Officer

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----



                 /s/ JAMES S. TISCH*                   Chairman of the Board and       March 18, 2002
-----------------------------------------------------    Chief Executive Officer
                   James S. Tisch




             /s/ LAWRENCE R. DICKERSON*                President, Chief Operating      March 18, 2002
-----------------------------------------------------    Officer and Director
                Lawrence R. Dickerson




                 /s/ GARY T. KRENEK*                   Vice President and Chief        March 18, 2002
-----------------------------------------------------    Financial Officer (Principal
                   Gary T. Krenek                        Financial Officer)




                 /s/ BETH G. GORDON*                   Controller (Principal           March 18, 2002
-----------------------------------------------------    Accounting Officer)
                   Beth G. Gordon




                 /s/ ALAN R. BATKIN*                   Director                        March 18, 2002
-----------------------------------------------------
                   Alan R. Batkin




               /s/ HERBERT C. HOFMANN*                 Director                        March 18, 2002
-----------------------------------------------------
                 Herbert C. Hofmann




                /s/ ARTHUR L. REBELL*                  Director                        March 18, 2002
-----------------------------------------------------
                  Arthur L. Rebell




             /s/ MICHAEL H. STEINHARDT*                Director                        March 18, 2002
-----------------------------------------------------
                Michael H. Steinhardt




               /s/ RAYMOND S. TROUBH*                  Director                        March 18, 2002
-----------------------------------------------------
                  Raymond S. Troubh




             /s/ WILLIAM B. RICHARDSON*                Director                        March 18, 2002
-----------------------------------------------------
                William B. Richardson

*By:     /s/ WILLIAM C. LONG
     -------------------------------
             William C. Long
            Attorney-in-fact

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1998).
          3.2            -- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 2001).
          4.1*           -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee.
          4.2            -- Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
          4.3            -- Third Supplemental Indenture, dated as of April 11, 2001, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended March 31, 2001).
         10.1*           -- Registration Rights Agreement (the "Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company.
         10.2            -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997, between Loews and the Company
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
         10.3*           -- Services Agreement, dated October 16, 1995, between Loews and the Company.
         10.4+*          -- Diamond Offshore Deferred Compensation and Supplemental
                            Executive Retirement Plan effective December 17, 1996.
         10.5+           -- First Amendment to Diamond Offshore Deferred Compensation
                            and Supplemental Executive Retirement Plan dated March
                            18, 1998 (incorporated by reference to Exhibit 10.8 of
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997).
         10.6+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated
                            by reference to Exhibit 10.6 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
         10.7            -- Purchase Agreement, dated May 31, 2000, between the
                            Company and Credit Suisse First Boston Corporation
                            (incorporated by reference to Exhibit 10.1 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
         10.8            -- Registration Rights Agreement, dated June 6, 2000,
                            between the Company and Credit Suisse First Boston
                            Corporation (incorporated by reference to Exhibit 10.2 of
                            the Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 6, 2000).
         10.9+*          -- 2000 Stock Option Plan.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Purchase Agreement, dated April 6, 2001, between the
                            Company and Merrill Lynch & Co., Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            Exhibit 10.1 of the Company's Quarterly Report on Form
                            10-Q for the quarterly period ended March 31, 2001).
         10.11           -- Registration Rights Agreement, dated April 11, 2001,
                            between the Company and Merrill Lynch & Co., Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated (incorporated
                            by reference to Exhibit 10.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 2001).
         12.1*           -- Statement re Computation of Ratios.
         21.1            -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of the Company's Annual Report
                            on Form 10-K for the fiscal year ended December 31,
                            2000).
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.