Form 10-Q
period 2002-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2002-05-07
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

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

         As of April 30, 2002       Common stock, $0.01 par value per share        131,553,155 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................15

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................23

PART II.  OTHER INFORMATION......................................................................24

         ITEM 1.  LEGAL PROCEEDINGS..............................................................24

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................24

         ITEM 5.  OTHER INFORMATION..............................................................24

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................24

SIGNATURES.......................................................................................25

EXHIBIT INDEX....................................................................................26

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            MARCH 31,        DECEMBER 31,
                                                                         ----------------  ------------------
                                                                              2002               2001
                                                                         ----------------  ------------------
                                                                           (UNAUDITED)
                                ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents.......................................     $      249,755    $        398,990
    Marketable securities...........................................            715,842             748,387
    Accounts receivable.............................................            160,929             193,653
    Rig inventory and supplies......................................             40,837              40,814
    Prepaid expenses and other......................................             26,750              45,571
                                                                         ----------------  ------------------
                    Total current assets............................          1,194,113           1,427,415
  DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
    ACCUMULATED DEPRECIATION........................................          2,016,493           2,002,873
  GOODWILL, NET OF ACCUMULATED AMORTIZATION.........................             34,926              38,329
  OTHER ASSETS......................................................             33,124              33,900
                                                                         ----------------  ------------------
                    Total assets....................................     $    3,278,656    $      3,502,517
                                                                         ================  ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current portion of long-term debt...............................     $       10,426    $         10,426
    Accounts payable................................................             23,042              31,924
    Accrued liabilities.............................................             92,448              87,742
    Taxes payable...................................................              7,838               5,862
    Securities sold under repurchase agreements.....................                 --             199,062
                                                                         ----------------  ------------------
                    Total current liabilities.......................            133,754             335,016
  LONG-TERM DEBT....................................................            924,343             920,636
  DEFERRED TAX LIABILITY............................................            375,796             376,095
  OTHER LIABILITIES.................................................             13,371              17,624
                                                                         ----------------  ------------------
                    Total liabilities...............................          1,447,264           1,649,371
                                                                         ----------------  ------------------
  COMMITMENTS AND CONTINGENCIES:                                                     --                  --
  STOCKHOLDERS' EQUITY:
    Preferred stock (par value $0.01, 25,000,000 shares authorized,
      none issued and outstanding)..................................                 --                  --
    Common stock (par value $0.01, 500,000,000 shares authorized,
      133,457,055 shares issued and 131,553,155 shares outstanding at March 31, 2002 and 133,457,055 shares issued and
      132,053,155 shares outstanding at December 31, 2001)..........              1,335               1,335
    Additional paid-in capital......................................          1,263,692           1,267,952
    Retained earnings...............................................            630,558             624,507
    Accumulated other comprehensive loss............................             (9,492)             (2,880)
    Treasury stock, at net cost (1,903,900 shares at March 31,
      2002 and 1,403,900 shares at December 31, 2001) ..............            (54,701)            (37,768)
                                                                         ----------------  ------------------
                    Total stockholders' equity......................          1,831,392           1,853,146
                                                                         ----------------  ------------------
                    Total liabilities and stockholders' equity .....     $    3,278,656    $      3,502,517
                                                                         ================  ==================


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         --------------------------------
                                                                              2002              2001
                                                                         ---------------   --------------
REVENUES  ............................................................   $     193,668    $     205,225

OPERATING EXPENSES:
       Contract drilling..............................................         120,324          108,697
       Depreciation and amortization..................................          42,697           41,559
       General and administrative.....................................           6,648            6,887
                                                                         ---------------  ---------------
            Total operating expenses..................................         169,669          157,143
                                                                         ---------------  ---------------

OPERATING INCOME .....................................................          23,999           48,082

 OTHER INCOME (EXPENSE):
       Gain on sale of assets.........................................              32              121
       Interest income................................................           9,581           11,687
       Interest expense...............................................          (5,470)          (8,318)
       Other, net.....................................................           4,360            3,105
                                                                         ---------------  ---------------
INCOME BEFORE INCOME TAX EXPENSE......................................          32,502           54,677

INCOME TAX EXPENSE....................................................          (9,944)         (17,849)
                                                                         ---------------  ---------------

NET INCOME............................................................   $      22,558    $      36,828
                                                                         ===============  ===============

EARNINGS PER SHARE:
       Basic..........................................................   $        0.17    $        0.28
                                                                         ===============  ===============
       Diluted........................................................   $        0.17    $        0.27
                                                                         ===============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Shares of common stock.........................................         131,786          133,165
       Dilutive potential shares of common stock......................           9,482            9,862
                                                                         ---------------  ---------------
            Total weighted average shares outstanding.................         141,268          143,027
                                                                         ===============  ===============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        ----------------------------------
                                                                             2002              2001
                                                                        ----------------  ----------------
OPERATING ACTIVITIES:
      Net income....................................................    $       22,558    $       36,828
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization...............................            42,697            41,559
        Gain on sale of assets......................................               (32)             (121)
        Gain on sale of investment securities.......................            (3,492)           (6,111)
        Deferred tax provision......................................             6,665            14,230
        Accretion of discounts on investment securities.............              (649)           (2,115)
        Amortization of debt issuance costs.........................               328               426
        Amortization of discount on zero coupon convertible                      3,707             3,579
          debentures................................................
      Changes in operating assets and liabilities:
        Accounts receivable.........................................            32,724            (8,251)
        Rig inventory and supplies and other current assets.........            18,798               (48)
        Other assets, non-current...................................               448            (1,862)
        Accounts payable and accrued liabilities....................            (4,894)           (2,062)
        Taxes payable...............................................             1,976             3,476
        Other liabilities, non-current..............................            (4,253)           (2,129)
        Other, net..................................................               458               469
                                                                        ----------------  ----------------
            Net cash provided by operating activities................          117,039            77,868
                                                                        ----------------  ----------------

INVESTING ACTIVITIES:
      Capital expenditures..........................................           (57,187)          (33,779)
      Proceeds from sale of assets..................................               902               699
      Net change in marketable securities...........................            26,503           128,895
      Securities repurchased under repurchase agreements............          (199,062)               --
      Settlement of forward contracts...............................               270                --
                                                                        ----------------  ----------------
            Net cash (used in) provided by investing activities.....          (228,574)           95,815
                                                                        ----------------  ----------------

FINANCING ACTIVITIES:
      Acquisition of treasury stock.................................           (20,000)               --
      Settlement of put options.....................................            (1,193)               --
      Proceeds from sale of put options.............................                --             3,068
      Payment of dividends..........................................           (16,507)          (16,644)
                                                                        ----------------  ----------------
            Net cash used in financing activities...................           (37,700)          (13,576)
                                                                        ----------------  ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.............................          (149,235)          160,107
      Cash and cash equivalents, beginning of period................           398,990           144,456
                                                                        ----------------  ----------------
      Cash and cash equivalents, end of period......................    $      249,755    $      304,563
                                                                        ================  ================


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

      The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13926).

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

Cash and Cash Equivalents and Marketable Securities

      Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents. Cash at December 31, 2001 included $199.1 million of collateral received in connection with securities sold under repurchase agreements. See "Securities Sold Under Agreements to Repurchase."

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

    Securities Sold Under Agreements to Repurchase

      The Company accounts for repurchase agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." From time to time the Company may lend securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company equal to 100% of the fair value of these securities, if the collateral is cash, or 102% of the fair value of the securities, if the collateral is securities. Cash deposits from these transactions are invested in short-term investments and a liability is recognized for the obligation to return the collateral. The Company continues to receive the interest on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities." The fair value of collateral held and included with "Marketable securities" at December 31, 2001 was $198.7 million. During the three months ended March 31, 2002, the loaned debt securities were returned to the Company. The Company did not have any loaned debt securities at March 31, 2002.

Derivative Financial Instruments

      The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. Derivative financial instruments of the Company include forward exchange contracts and a contingent interest provision that is embedded in the 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

      There were no cash payments made for interest on long-term debt during the quarter ended March 31, 2002. During the quarter ended March 31, 2001, cash payments for interest on long-term debt, including commitment fees, totaled $7.5 million. Cash payments made for income taxes during the quarters ended March 31, 2002 and 2001 totaled $1.3 million and $0.6 million, respectively. A $16.0 million refund of U. S. income tax was received in the first quarter of 2002.

Capitalized Interest

      The Company incurred total interest cost, including amortization of debt issuance costs, of $6.6 million and $8.8 million during the quarters ended March 31, 2002 and 2001, respectively. Interest cost for construction and upgrade of qualifying assets is capitalized. Interest cost capitalized during the quarters ended March 31, 2002 and 2001 was $1.1 million and $0.4 million, respectively.

Goodwill

      Prior to January 1, 2002, goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") had been amortized on a straight-line basis over 20 years. The Company adopted SFAS No. 142, "Goodwill and Other intangible Assets" on January 1, 2002 and accordingly, has suspended amortization of goodwill. Goodwill and accumulated amortization on January 1, 2002 was $69.0 million and $30.7 million, respectively. Amortization charged to operating expense during the quarter ended March 31, 2001 totaled $0.9 million. See Note 6.

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the terms of the related debt.

Treasury Stock and Common Equity Put Options

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. The Company did not purchase any shares of its common stock during the first quarter of 2001.

      During the first quarter of 2002 the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. The Company reduced "Additional paid-in-capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and reported the net cost of the shares, $16.9 million, in "Treasury stock."

      The Company settled put options which covered 1,000,000 shares of its common stock during the first quarter of 2002 with cash payments totaling $1.2 million. The Company reduced "Additional paid-in-capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. Put options sold in October 2001, which covered 163,721 shares of the Company's common stock, expired during the first quarter of 2002.

      Put options covering 23,600 shares of the Company's common stock at an exercise price of $24.46 per share were outstanding at March 31, 2002. The options give the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company has the option to settle in cash or shares of common stock. Premiums received for these options are recorded in "Additional paid-in capital" in the Consolidated Balance Sheets.

Comprehensive Income

      Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. For the three months ended March 31, 2002 and 2001, comprehensive income totaled $15.9 million and $41.7 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, minimum pension liability adjustments and unrealized holding gains and losses on marketable securities.

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

Recent Accounting Pronouncements

     In October 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The adoption of SFAS No. 144 in January 2002 by the Company has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flow.

     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible, long-lived assets and their associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. Adoption of SFAS No. 143 in 2003 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flow.

     In June 2001 the FASB issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and applies to all business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002 and has suspended amortization of goodwill. The adoption of SFAS No. 142 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flow. See Note 6.

2.  EARNINGS PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                            ----------------------------------
                                                                 2002               2001
                                                            --------------      --------------
                                                                  (in thousands, except
                                                                    per share amounts)
NET INCOME - BASIC (NUMERATOR):....................
    Net income                                                 $  22,558           $  36,828
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ...                   --               2,401
         Convertible senior debentures - 1.5% .....                  971                  --
                                                            --------------      --------------
NET INCOME INCLUDING CONVERSIONS - DILUTED
  (NUMERATOR):.....................................            $  23,529           $  39,229
                                                            ==============      ==============

WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR):.....              131,786             133,165
    Effect of dilutive potential shares
      Convertible subordinated notes - 3.75% ......                   --               9,862
         Convertible senior debentures - 1.5% .....                9,383                  --
         Stock options ............................                    4                  --
         Put options ..............................                   95                  --
                                                            --------------      --------------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS -
DILUTED (DENOMINATOR):.............................              141,268             143,027
                                                            ==============      ==============
EARNINGS PER SHARE:
    Basic .........................................            $    0.17           $    0.28
                                                            ==============      ==============
    Diluted .......................................            $    0.17           $    0.27
                                                            ==============      ==============

      The computation of diluted earnings per share ("EPS") for the quarters ended March 31, 2002 and 2001 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), issued in June 2000, as the inclusion of such shares would be antidilutive.

      Put options covering 1,663,721 shares of common stock at various stated exercise prices per share were outstanding during part of the first quarter of 2002 prior to their expiration or settlement. Put options covering 23,600 shares of common stock at an exercise price of $24.46 per share were outstanding at March 31, 2002. The computation of diluted EPS for the first quarter of 2002 excluded put options covering 937,321 shares of common stock because the options' exercise prices were less than the average market price of the common stock.

      Put options covering 500,000 shares of common stock at an exercise price of $40.00 per share were outstanding at March 31, 2001 but were excluded from the computation of diluted EPS for the first quarter of 2001 because the options' exercise prices were less than the average market price of the common stock.

      The incremental shares calculated from non-qualified stock options, granted in accordance with the 2000 Stock Option Plan approved in May 2000, that were included in the computation of diluted EPS for the first quarter of 2002 did not include 218,300 stock options because the options' exercise prices were more than the average market price per share of the common stock.

      The incremental shares calculated from non-qualified stock options included in the computation of diluted EPS for the first quarter of 2001 were immaterial for presentation purposes and did not include 106,500 stock options because the options' exercise prices were more than the average market price per share of the common stock.

3.  MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                              MARCH 31, 2002
                                                                  ---------------------------------------
                                                                                UNREALIZED      FAIR
                                                                     COST          LOSS        VALUE
                                                                  ---------------------------------------
                                                                              (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                 and other U.S. government agencies:
                      Due within one year.....................     $ 249,538      $   (38)     $ 249,500
                      Due after one year through five years...       199,260           --        199,260
                 Collateralized mortgage obligations..........       273,129       (6,047)       267,082
                                                                  ---------------------------------------
                      Total...................................     $ 721,927      $(6,085)     $ 715,842
                                                                  =======================================

                                                                            DECEMBER 31, 2001
                                                                  ---------------------------------------
                                                                                UNREALIZED      FAIR
                                                                     COST          GAIN        VALUE
                                                                  ---------------------------------------
                                                                              (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                 and other U.S. government agencies:
                      Due after one year through five years...     $  247,453     $ 2,689      $  250,142
                      Due after five years through ten years..         54,355       1,095          55,450
                 Collateralized mortgage obligations..........        442,518         277         442,795
                                                                  ---------------------------------------
                      Total................................        $  744,326     $ 4,061      $  748,387
                                                                  =======================================

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------------
                                                                             2002             2001
                                                                        --------------- -----------------
                                                                                 (IN THOUSANDS)
                 Proceeds from sales................................     $ 914,184           $ 451,907
                 Gross realized gains...............................         6,264               6,111
                 Gross realized losses..............................        (2,772)                 --

4.  DERIVATIVE FINANCIAL INSTRUMENTS

Forward Exchange Contracts

      The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. The Company's primary technique for minimizing its foreign exchange risk involves structuring customer contracts to provide for payment in both the U. S. dollar and the foreign currency whenever possible. The payment portion denominated in the foreign currency is based on anticipated foreign currency requirements over the contract term. In some instances, a foreign exchange forward contract is used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

      On July 27, 2001, the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars each month through July 31, 2002. These forward contracts are derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company on July 27, 2001 do not qualify for hedge accounting. A pre-tax gain of $0.7 million related to the forward contracts (comprised of a $0.3 million realized gain and a $0.4 million unrealized gain) was recorded in the Consolidated Statements of Income for the first quarter of 2002 in "Other income (expense)." The Company had no forward exchange contracts during the first quarter of 2001.

Contingent Interest

      On April 11, 2001, the Company issued $460.0 million principal amount of the 1.5% convertible senior debentures (the "1.5% Debentures"), which are due April 15, 2031 and contain a contingent interest provision (see Note 8). The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance or at March 31, 2002.

5.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                          MARCH 31,      DECEMBER 31,
                                                                        --------------------------------
                                                                             2002            2001
                                                                        ---------------  ---------------
                                                                                 (IN THOUSANDS)
                 Drilling rigs and equipment........................      $ 2,905,289      $ 2,732,333
                 Construction work-in-progress......................           46,360          163,308
                 Land and buildings.................................           14,693           14,629
                 Office equipment and other.........................           19,976           19,731
                                                                        ---------------  ---------------
                        Cost........................................        2,986,318        2,930,001
                 Less: accumulated depreciation.....................         (969,825)        (927,128)
                                                                        ---------------  ---------------
                        Drilling and other property and equipment,
                          net.......................................      $ 2,016,493      $ 2,002,873
                                                                        ===============  ===============

      Construction work-in-progress at March 31, 2002, included $33.8 million for the significant upgrade of the Ocean Rover to high specification capabilities.

      In March 2002, approximately $157.4 million was reclassified from construction work-in-progress to drilling rigs and equipment upon completion of the significant upgrade of the Ocean Baroness to high specification capabilities. The Company took delivery of the Ocean Baroness in January 2002. On March 17, 2002 the customer accepted the rig and it began mobilizing to a location offshore Southeast Asia to begin its current contract. See "Recent Developments" in Item 2 of Part I of this report.

6.  GOODWILL

      Goodwill from the merger with Arethusa in 1996 was generated from an excess of the purchase price over the net assets acquired. During each of the quarters ended March 31, 2002 and March 31, 2001, an adjustment of $3.4 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill is recognized. Goodwill is expected to be reduced to zero during the year 2004.

      Prior to January 1, 2002 the Company was amortizing goodwill on a straight-line basis over 20 years. The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, has suspended amortization of goodwill in 2002. The Company's net income and earnings per share, adjusted to exclude amortization expense (net of its related tax benefit) for the three months ended March 31, 2002 and March 31, 2001, are as follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        ------------------------------------
                                                                             2002                2001
                                                                        ----------------   -----------------
                                                                              (in thousands, except
                                                                                per share amounts)
                 Net income as reported.............................    $         22,558   $          36,828
                 Add back:  Goodwill amortization (net of tax)......                  --                 585
                                                                        ----------------   -----------------
                 Adjusted net income................................    $         22,558   $          37,413
                                                                        ================   =================
                 BASIC EARNINGS PER SHARE:
                     Net income as reported.........................    $           0.17   $            0.28
                     Add back:  Goodwill amortization (net of tax)..                  --                  --
                                                                        ----------------   -----------------
                     Adjusted net income............................    $           0.17   $            0.28
                                                                        ================   =================
                 DILUTED EARNINGS PER SHARE:
                     Net income as reported.........................    $           0.17   $            0.27
                     Add back:  Goodwill amortization (net of tax)..                  --                0.01
                                                                        ----------------   -----------------
                     Adjusted net income............................    $           0.17   $            0.28
                                                                        ================   =================

      For purposes of applying SFAS No. 142, the Company determined that it has one reporting unit to which to assign goodwill. As of January 1, 2002, the Company performed the transitional goodwill impairment test and determined that the fair value of the reporting unit exceeded its carrying value, and accordingly, no further testing for goodwill impairment was required.

      There were no recognized intangible assets other than goodwill associated with the Arethusa merger.

7.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                           MARCH 31,      DECEMBER 31,
                                                                        ------------------------------
                                                                             2002            2001
                                                                        --------------  --------------
                                                                                 (IN THOUSANDS)
                 Payroll and benefits...............................        $  28,526      $  25,880
                 Personal injury and other claims...................           27,399         25,471
                 Reserve for class action litigation................            9,664          9,699
                 Interest payable...................................            4,177          1,645
                 Other..............................................           22,682         25,047
                                                                        --------------  -------------
                           Total....................................        $  92,448      $  87,742
                                                                        ==============  =============

8.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                           MARCH 31,      DECEMBER 31,
                                                                        ---------------- ---------------
                                                                             2002             2001
                                                                        ---------------- ---------------
                                                                                  (IN THOUSANDS)
                 Zero coupon convertible debentures due 2020........         $  428,401      $  424,694
                 Convertible senior debentures - 1.5% due 2031......            460,000         460,000
                 Ocean Alliance lease-leaseback agreement...........             46,368          46,368
                                                                        ---------------- ---------------
                                                                                934,769         931,062
                 Less: Current maturities...........................            (10,426)        (10,426)
                                                                        ---------------- ---------------
                           Total....................................         $  924,343      $  920,636
                                                                        ================ ===============

9.  COMMITMENTS AND CONTINGENCIES

     Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston Division; formerly styled Raymond Verdin
v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. As previously reported, the Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. The lawsuit is seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In July 2001, the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims for certain injunctive relief and a cash payment within the limits of the reserve. In April 2002 the United States District Judge for the Southern District of Texas, Houston Division, entered an order finally approving the proposed class action settlement and finally certifying the settlement class, and entered a final judgment and order of dismissal of this lawsuit. At March 31, 2002 the Company's reserve for this litigation was $9.7 million.

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   ---------------------------
                                                                        2002          2001
                                                                   -------------  ------------
                                                                         (IN THOUSANDS)
                            High Specification Floaters.........   $     74,647   $    76,666
                            Other Semisubmersibles..............         88,080        80,969
                            Jack-ups............................         29,500        43,468
                            Integrated Services.................          1,823         5,490
                            Eliminations........................           (382)       (1,368)
                                                                   -------------  ------------
                                    Total revenues..............   $    193,668   $   205,225
                                                                   =============  ============

Geographic Areas

      At March 31, 2002, the Company had drilling rigs located offshore nine countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ---------------------------
                                                                     2002           2001
                                                                ------------    -----------
                                                                       (IN THOUSANDS)
                      Revenues from unaffiliated customers:
                        United States..........................   $  91,710      $ 127,040

                        Foreign:
                           Europe/Africa.......................      29,736         13,081
                           Australia/Southeast Asia............      30,372         13,780
                           South America.......................      41,850         51,324
                                                                ------------  -------------
                                Total revenues..............      $ 193,668      $ 205,225
                                                                ============  =============

11.  OTHER INCOME AND EXPENSE (OTHER, NET)

      Other, net consists of the following:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ----------------------------
                                                                 2002          2001
                                                            ------------  --------------
                                                                   (IN THOUSANDS)
                       Realized net gain on sale of
                         marketable securities..............    $ 3,492         $ 6,111
                       Reserve for class action litigation..         --         (10,000)
                       Settlement of litigation.............         --           7,284
                       Miscellaneous........................        868            (290)
                                                            ------------  --------------
                            Total other, net................    $ 4,360         $ 3,105
                                                            ============  ==============

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

RESULTS OF OPERATIONS

Recent Developments

      On April 22, 2002 the Ocean Baroness experienced a parting of its marine riser during operations offshore Malaysia in 5,700 feet of water. No injuries were sustained in this incident and the well was secured without incident and successfully plugged. The drilling unit was undamaged and known damage was limited to subsurface elements of the riser. Damage to the blow-out preventer was not evident; however, a detailed inspection will be required following recovery operations to determine the extent of the damage, if any, to the blow-out preventer or any other equipment.

      The Company is in consultation with the riser manufacturer, its customer and several contractors in order to develop a recovery and repair plan. While recovery and remediation are ongoing, the Company cannot estimate the financial impact of this event or the duration to its recovery and remediation efforts. The drilling rig is currently idle and will not earn dayrate revenue until recovery and remediation efforts are complete. However, the Company believes successful recovery and repair of the subsea equipment can be conducted.

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

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------      INCREASE/
                                                        2002           2001          (DECREASE)
                                                   -----------------------------------------------
                                                                 (IN THOUSANDS)
         REVENUES
           High Specification Floaters.........      $  74,647      $  76,666       $   (2,019)
           Other Semisubmersibles..............         88,080         80,969            7,111
           Jack-ups............................         29,500         43,468          (13,968)
           Integrated Services.................          1,823          5,490           (3,667)
           Eliminations........................           (382)        (1,368)             986
                                                   ------------- -------------- ----------------
                   Total Revenues..............      $ 193,668      $ 205,225       $  (11,557)
                                                   ============= ============== ================
         CONTRACT DRILLING EXPENSE
           High Specification Floaters.........      $  35,323      $  28,059       $    7,264
           Other Semisubmersibles..............         56,528         50,487            6,041
           Jack-ups............................         25,609         25,385              224
           Integrated Services.................          2,841          5,155           (2,314)
           Other...............................            405            979             (574)
           Eliminations........................           (382)        (1,368)             986
                                                   ------------- -------------- ----------------
                   Total Contract Drilling
                     Expense...................      $ 120,324      $ 108,697       $   11,627
                                                   ============= ============== ================
         OPERATING INCOME
           High Specification Floaters.........      $  39,324      $  48,607       $   (9,283)
           Other Semisubmersibles..............         31,552         30,482            1,070
           Jack-ups............................          3,891         18,083          (14,192)
           Integrated Services.................         (1,018)           335           (1,353)
           Other...............................           (405)          (979)             574
           Depreciation and Amortization
             Expense...........................        (42,697)       (41,559)          (1,138)
           General and Administrative Expense..         (6,648)        (6,887)             239
                                                   ------------- -------------- ----------------
                   Total Operating Income......      $  23,999      $  48,082       $  (24,083)
                                                   ============= ============== ================

      High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $2.0 million during the quarter ended March 31, 2002 compared to the same period in 2001. Lower utilization in 2002 accounted for $4.8 million of the decrease in revenue (excluding the Ocean Baroness). Utilization for this class of rig was 88% for the first quarter of 2002 compared to 95% for the same period in 2001 (excluding the Ocean Baroness). Utilization for the Ocean Star declined as the rig spent about one-half of the first quarter of 2002 in a shipyard for inspection and repairs. In addition, the Ocean America became idle during the quarter when its contract ended.

      Revenues of $2.4 million generated by the Ocean Baroness, which completed its upgrade to high specification capabilities and began operations in mid-March 2002, partially offset the revenue decrease. Higher average operating dayrates during the first quarter of 2002 also partially offset the overall decrease by contributing an additional $0.2 million to revenue. Average dayrates increased from approximately $112,200 during the first quarter of 2001 to approximately $114,700 during the first quarter of 2002 (excluding the Ocean Baroness).

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the quarter ended March 31, 2002 increased $7.3 million from the same period in 2001. Increased maintenance and repairs of $3.2 million (primarily the recognition of a $1.8 million revision in 2001 of an estimated insurance deductible for the Ocean Clipper and $0.6 million for repairs to the Ocean Star while in the shipyard) and higher Brazilian customs fees for the importation of spare parts and supplies for the Ocean Alliance and Ocean Clipper of $1.8 million contributed to this first quarter 2002 increase. Operating expenses for the Ocean Baroness, which began working in March 2002 upon completion of its upgrade to high specification capabilities, added $0.8 million to contract drilling expense in the first quarter of 2002. The Ocean Star also incurred $0.7 million of costs associated with its mobilization to a shipyard and its inspection.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the quarter ended March 31, 2002 increased $7.1 million from the same period in 2001. Improvements in average operating dayrates, particularly to the international rigs in this classification, contributed $4.8 million to this revenue increase. Average operating dayrates were $67,700 in the first quarter of 2002, up approximately $2,800 compared to the same period in 2001. Operating dayrates for the Ocean Guardian, Ocean Princess and the Ocean General (all located outside the Gulf of Mexico) increased approximately $38,600, $31,100 and $28,000, respectively. These increases were partially offset by a decrease of approximately $48,300 for the Ocean Whittington.

      Improved utilization resulted in $2.3 million of additional revenue in the first quarter of 2002. Utilization increased to 69% for the quarter ended March 31, 2002, up from 63% during the same period in 2001. The Ocean Nomad worked the entire first quarter of 2002 but spent most of the first quarter of 2001 in a shipyard undergoing stability enhancements and other upgrades. The Ocean Bounty and the Ocean Epoch were stacked fewer days in the first quarter of 2002 than in the same period of 2001. These utilization improvements were partially offset by a decline in utilization for the Ocean Worker, which spent two months of the first quarter of 2002 in a shipyard for inspection and repairs, but worked all of the same period in 2001.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles was $6.0 million higher in the first quarter of 2002 than in the same period in 2001. The mobilization of the Ocean Worker to a shipyard for inspection and repairs added $2.3 million to contract drilling expense in 2002. An increase in Brazilian customs fees for the importation of spare parts and supplies for the Ocean Yatzy, Ocean Yorktown and the Ocean Winner resulted in an additional $1.7 million increase to contract drilling expense. Contract drilling expenses for the Ocean Nomad were $1.0 million higher in the first quarter of 2002 primarily due to lower costs in 2001 as a result of capitalizing costs while the rig was in a shipyard for an upgrade.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $14.0 million in the first quarter of 2002 compared to the same period in 2001. Average operating dayrates of $29,900 during the first quarter of 2002, down from $39,800 during the first quarter of 2001, resulted in an $8.4 million decrease in revenue.

      Revenues decreased $5.6 million as a result of a decline in utilization to 78% in the first quarter of 2002 from 87% for the same period in 2001. Utilization was down for the Ocean Champion which was stacked the entire first quarter of 2002, and for the Ocean Drake and Ocean Columbia which were both stacked for approximately one-half of the first quarter of 2002. Utilization increases in 2002 for the Ocean Sovereign and the Ocean Nugget, both of which worked all of the first quarter of 2002 but were stacked in a shipyard for most of the first quarter of 2001, partially offset the revenue decline.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the first quarter of 2002 increased $0.2 million compared to the same period in 2001. Higher contract drilling expense for the Ocean Heritage of $1.2 million in 2002 resulted primarily from the mobilization of the rig from Indonesia to Australia during the first quarter of 2002. Lower contract drilling expenses for the Ocean Nugget of $1.0 million, which resulted primarily from higher costs incurred in the first quarter of 2001 while the rig was in a shipyard for tank repairs, were partially offsetting.

      Integrated Services.

      Operating income for integrated services decreased in the first quarter of 2002 compared to the first quarter of 2001 as a result of the difference in type and magnitude of projects during those periods. During the first quarter of 2002, an integrated services' operating loss of $1.0 million resulted from one turnkey well in the Gulf of Mexico. During the same period in 2001, operating income of $0.3 million was primarily due the completion of one international turnkey project.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense for the first quarter of 2002 increased $1.1 million over the first quarter of 2001. Higher 2002 depreciation resulted primarily from an increase in capital additions and additional depreciation for the Ocean Baroness which completed its deepwater upgrade and began operations in March 2002. The suspension of goodwill amortization January 1, 2002 partially offset this increase. See Note 1 to the Company's Consolidated Financial Statements "--Goodwill" and Note 6 in Item 1 of Part I of this report.

      Interest Income.

      Interest income of $9.6 million for the quarter ended March 31, 2002 decreased $2.1 million from $11.7 million for the same period in 2001. This decrease resulted primarily from cash and marketable securities with lower interest rates in 2002.

      Interest Expense.

      Interest expense of $5.5 million for the quarter ended March 31, 2002 decreased $2.8 million from $8.3 million for the same period in 2001. The Company's interest rate in 2002 was lower than in 2001 primarily as a result of the Company's redemption of all of its outstanding 3.75% Convertible Subordinated Notes (the 3.75 % Notes) due 2007 on April 6, 2001 and the issuance of the 1.5% Convertible Senior Debentures due 2031 (the "1.5% Debentures") on April 11, 2001. Higher interest capitalized to the Ocean Baroness and Ocean Rover upgrades also contributed to reduced interest expense during the first quarter of 2002 compared to the same period in 2001.
See "--Liquidity."

      Other Income and Expense (Other, net).

      Other income of $4.4 million for the quarter ended March 31, 2002 increased $1.3 million from other income of $3.1 million for the same period in 2001. Other income in the first quarter of 2002 included a $3.5 million gain realized from the sale of marketable securities and $0.7 million of gain on forward contracts. Other income in the first quarter of 2001 included a $10.0 million expense associated with a reserve for class action litigation partially offset by a $7.2 million receipt for settled litigation and a $6.1 million gain realized from the sale of marketable securities.

      Income Tax Expense.

      Income tax expense of $9.9 million for the quarter ended March 31, 2002 decreased $7.9 million from $17.8 million for the same period in 2001 primarily as a result of the $22.2 million decrease in "Income before income tax expense" in 2002. Income tax expense was also lower in the first quarter of 2002 due to a lower effective income tax rate than in the first quarter of 2001. A higher percentage of total "Income before income tax expense" was earned by the Company's U.K. subsidiaries in 2002 than in the same period of 2001. In 2001 the Company decided to permanently reinvest the earnings of its U.K. subsidiaries and consequently U.S. deferred taxes are not provided on these earnings. The tax rate in the U.K. is lower than the U.S. statutory rate.

OUTLOOK

     There has historically been a strong correlation between the price of oil and natural gas and the demand for offshore drilling services. During the latter half of 2001, oil and natural gas prices declined with a consequential weakening of the Gulf of Mexico market particularly for jack-up rigs and intermediate semisubmersibles. Weak product prices continued throughout the early part of the first quarter of 2002 and utilization and dayrates for equipment in the Gulf of Mexico continued to be depressed with demand for high specification rigs in that market also softening. During the latter part of the first quarter of 2002, commodity prices strengthened. The Company expects that current product price levels should be sufficient to facilitate an increase in activity in the Gulf of Mexico. However, many of its customers believe that these current price levels may not be sustainable. This concern over price stability may delay or preclude any meaningful recovery in drilling activity. In any event, the Company believes that activity in the Gulf of Mexico will improve if the Company's customers regain confidence that higher oil and natural gas prices are sustainable.

     In the Company's international markets, utilization and dayrates have remained fairly strong despite depressed product prices in the latter part of 2001 and early 2002. The Company believes that its international markets will continue to remain strong in the near term unless oil and gas prices fall sharply or there are significant relocations of rigs from the Gulf of Mexico to international markets.

LIQUIDITY

     Operating Activities.

     At March 31, 2002, the Company's cash and marketable securities totaled $965.6 million, down from $1.1 billion at December 31, 2001. Cash provided by operating activities for the quarter ended March 31, 2002 increased by $39.1 million to $117.0 million, compared to $77.9 million for the same period in 2001. This increase in cash was primarily attributable to a $55.7 million increase in cash provided by changes in net working capital components in the first quarter of 2002. Net income, after adjustment for non-cash items, resulted in a decrease in cash of $16.5 million.

     Investing Activities.

     Investing activities used $228.6 million of cash during the first quarter of 2002, compared to $95.8 million of cash provided during the same period in 2001. The $324.4 million increase in cash usage was primarily due to $199.1 million used for the repurchase of securities sold under repurchase agreements in 2001 and a $23.4 million increase in cash used for capital expenditures in 2002 primarily for the Ocean Baroness and Ocean Rover upgrades. In addition, cash provided by the sale of certain of the Company's investments in marketable securities in 2002 decreased $102.4 million from the same period in 2001. Also, cash provided by investing activities included $0.9 million in proceeds from the sale of assets (an increase of $0.2 million over 2001) and $0.3 million from the settlement of forward contracts entered into in July 2001.

     Financing Activities.

     Financing activities used $37.7 million of cash during the quarter ended March 31, 2002 compared to $13.6 million of cash used in the same period of 2001. During the first quarter of 2002, the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See Note 1 to the Company's Consolidated Financial Statements "--Treasury Stock and Common Equity Put Options" in Item 1 of Part I of this report. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market. There were no treasury stock purchases in the same period of 2001.

      Cash used in financing activities in the first quarter of 2002 also included payments totaling $1.2 million for the settlement of put options which covered 1,000,000 shares of its common stock. Financing activities in the first quarter of 2001 provided cash from premiums of $3.1 million received from the sale of put options covering 500,000 shares of the Company's common stock. The options give the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company has the option to settle in cash or shares of its common stock. Put options covering 23,600 shares of the Company's common stock were outstanding at March 31, 2002. See Note 1 to the Company's Consolidated Financial Statements "--Treasury Stock and Common Equity Put Options" in Item 1 of Part I of this report.

      Financing activities in the first quarter of 2002 also used $16.5 million for dividends paid to stockholders.

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

CAPITAL RESOURCES

     Cash required to meet the Company's capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating the Company's ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these capital commitments; however, the Company will continue to make periodic assessments based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on the Company's results of operations, its current financial condition, current market conditions and other factors beyond its control.

      During the first quarter of 2002, the Company spent $46.4 million, including capitalized interest expense, for rig upgrades, of which $27.2 million was for the completion of the conversion of the Ocean Baroness and $13.0 million was for the conversion of the Ocean Rover. Upgrades to six of the Company's jack-up rigs accounted for $5.4 million of the spending in the first quarter of 2002 for rig upgrades. The Company expects to spend approximately $275 million for rig upgrade capital expenditures during 2002 which are primarily costs associated with upgrades of the Ocean Rover and six jack-up rigs.

      The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities has resulted in an enhanced version of the Company's previous Victory-class upgrades. The upgrade included the following enhancements: capability for operation in 7,000-foot water depths on a stand alone basis; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; 3,600-kips riser tensioning and riser with a multiplex control system. Additional features including a high capacity deck crane, significantly enlarged cellar deck area and a 25-by 91- foot moon pool will provide enhanced subsea completion and development capabilities. Water depths in excess of 7,000 feet should be achievable utilizing preset taut-leg mooring systems on a case by case basis. The Company took delivery of the rig in January 2002. On March 17, 2002 the rig began mobilizing to a location offshore Southeast Asia to begin its current contract. The approximate cost of the upgrade was $170 million. See "--Recent Developments."

     The Ocean Rover, one of the Company's Victory-class semisubmersibles, arrived at a shipyard in Singapore for a major upgrade in mid-January 2002. The rig will be upgraded to water depths and specifications similar to the enhanced Ocean Baroness for an estimated cost of approximately $200 million with approximately $135 million to be spent in 2002. The upgrade is expected to take approximately 19 months to complete with delivery estimated in the third quarter of 2003.

     The Company also expects to spend approximately $100 million to significantly upgrade six of its 14 jack-up rigs over the next two years to expand the shallow water fleet's capabilities. The Ocean Titan and Ocean Tower, both 350- foot water depth capability independent-leg slot rigs, are scheduled to have cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed greater dayrates and higher utilization compared to slot rigs. The Ocean Spartan, Ocean Spur, Ocean Sovereign and the Ocean Heritage, all 250-foot water depth capability independent-leg cantilever rigs, are scheduled to have leg extensions installed enabling these rigs to work in water depths up to 300 feet. The equipment necessary for these upgrades will be pre-fabricated and installation is planned to occur as idle time or scheduled surveys arise to minimize downtime. The Company expects to finance these upgrades through the use of existing cash balances or internally generated funds.

      During the quarter ended March 31, 2002, the Company spent $10.8 million in association with its continuing rig enhancement program and to meet other corporate capital expenditure requirements. These expenditures included purchases of drill pipe, anchor chain, riser, cranes, and other drilling equipment. The Company has budgeted $100.0 million for 2002 capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements.

      The Company continues to consider opportunities, which include, but are not limited to, the purchase of existing rigs, construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of these potential transactions reviewed by the Company would, if completed, result in its entering new lines of business. In general, however, these opportunities have been related in some manner to the Company's existing operations. Although the Company does not, as of the date hereof, have any commitment with respect to a material acquisition, it could enter into such an agreement in the future and such acquisition could result in a material expansion of its existing operations or result in its entering a new line of business. Some of the potential acquisitions considered by the Company could, if completed, result in the expenditure of a material amount of funds or the issuance of a material amount of debt or equity securities.

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the quarter ended March 31, 2002, DOTS had an operating loss of $1.0 million, primarily from one domestic turnkey project. During the same period in 2001, DOTS provided turnkey and integrated services resulting in operating income of $0.3 million primarily from the completion of one international turnkey project.

ACCOUNTING STANDARDS

     In October 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The adoption of SFAS No. 144 in January 2002 by the Company has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flow.

     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible, long-lived assets and their associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. Adoption of SFAS No. 143 in 2003 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flow.

     In June 2001 the FASB issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and applies to all business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002 and has suspended amortization of goodwill. The adoption of SFAS No. 142 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flow. See Note 6 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," "project," and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including, but not limited to, expenditures related to the deepwater upgrade of the Ocean Rover (see "-- Liquidity" and "-- Capital Resources"), interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk") and statements concerning actual or potential damage, periods of inactivity and recovery and remediation efforts with respect to the Ocean Baroness (see "- Recent Developments"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, war risk, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

INTEREST RATE RISK

     The Company's financial instruments subject to interest rate risk include the zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), the 1.5% Debentures, the Ocean Alliance lease-leaseback agreement, and investments in debt securities, including U.S. Treasury and other U.S. government agency securities and collateralized mortgage obligations ("CMO's").

     At March 31, 2002, the fair value of the Company's Zero Coupon Debentures, based on quoted market prices, was approximately $413.4 million, compared to a carrying amount of $428.4 million.

     At March 31, 2002, the fair value of the Company's 1.5% Debentures, based on quoted market prices, was approximately $425.4 million, compared to a carrying amount of $460.0 million. At March 31, 2002, the contingent interest component of the Company's 1.5% Debentures was carried at its fair value of zero.

     At March 31, 2002, the fair value of the Company's Ocean Alliance lease-leaseback agreement, based on the present value of estimated future cash flows using a discount rate of 7.44%, was approximately $46.1 million, compared to a carrying amount of $46.4 million.

     At March 31, 2002, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, excluding CMO's, was approximately $448.8 million, which includes an immaterial unrealized holding loss. The Company's investment in Treasury bills bear no interest and the Company's investment in Treasury notes bear interest of 3.6%. These securities are U.S. government-backed, generally short-term and readily marketable.

     The fair market value of the Company's investment in CMO's at March 31, 2002 was approximately $267.1 million, which includes an unrealized holding loss of $6.0 million. The CMO's bear interest at rates ranging from 6.0% to 6.5%. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

FOREIGN EXCHANGE RISK

     In July 2001 the Company had contracted to purchase 3.5 million Australian dollars each month through July 31, 2002. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates. At March 31, 2002, an asset of $0.4 million, reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. The associated unrealized gain of $0.4 million was included in "Other income (expense)" in the Consolidated Statement of Income for the quarter ended March 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston Division; formerly styled Raymond Verdin
v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. As previously reported, the Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies. The proposed class includes persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation is that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant has replaced the named plaintiff as the proposed class representative. The lawsuit is seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In July 2001, the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims for certain injunctive relief and a cash payment within the limits of the reserve. In April 2002 the United States District Judge for the Southern District of Texas, Houston Division, entered an order finally approving the proposed class action settlement and finally certifying the settlement class, and entered a final judgment and order of dismissal of this lawsuit. At March 31, 2002 the Company's reserve for this litigation was $9.7 million.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company filed the following reports on Form 8-K during the first quarter of 2002:

         Date of Report                              Description of Report
         --------------                              ---------------------
         January 3, 2002                    Item 9 Regulation FD disclosure (Informational only)

         January 22, 2002                   Item 9 Regulation FD disclosure (Informational only)

         March 6, 2002                      Item 9 Regulation FD disclosure (Informational only)

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DIAMOND OFFSHORE DRILLING, INC.
                                           (Registrant)




Date     07-May-2002              By: /s/ Gary T. Krenek
                                      ------------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer


Date     07-May-2002                  /s/ Beth G. Gordon
                                      ------------------------------------------
                                      Beth G. Gordon
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