Form 10-Q
period 2002-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2002-08-13
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    -------------

                         Commission file number 1-13926


                         DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        76-0321760
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

  As of August 12, 2002     Common stock, $0.01 par value per share     131,483,155 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002


                                                                                            PAGE NO.
COVER PAGE.......................................................................................1

TABLE OF CONTENTS................................................................................2

PART I.  FINANCIAL INFORMATION...................................................................3

         ITEM 1.  FINANCIAL STATEMENTS
                   Consolidated Balance Sheets...................................................3
                   Consolidated Statements of Income.............................................4
                   Consolidated Statements of Cash Flows.........................................5
                   Notes to Unaudited Consolidated Financial Statements..........................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................16

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................28

PART II.  OTHER INFORMATION......................................................................29

         ITEM 1.  LEGAL PROCEEDINGS..............................................................29

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................29

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................29

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................29

         ITEM 5.  OTHER INFORMATION..............................................................30

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................30

SIGNATURES.......................................................................................31

EXHIBIT INDEX....................................................................................32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                    ------------      ------------
                                                                                       2002              2001
                                                                                    ------------      ------------
                                                                                    (UNAUDITED)
                                ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents .................................................     $    448,739      $    398,990
    Marketable securities .....................................................          762,909           748,387
    Accounts receivable .......................................................          170,208           193,653
    Rig inventory and supplies ................................................           40,754            40,814
    Prepaid expenses and other ................................................           33,002            45,571
                                                                                    ------------      ------------
                                Total current assets ..........................        1,455,612         1,427,415
  DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
    ACCUMULATED DEPRECIATION ..................................................        2,032,131         2,002,873
  GOODWILL, NET OF ACCUMULATED AMORTIZATION ...................................           31,522            38,329
  OTHER ASSETS ................................................................           32,694            33,900
                                                                                    ------------      ------------
                                Total assets ..................................     $  3,551,959      $  3,502,517
                                                                                    ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current portion of long-term debt .........................................     $     10,426      $     10,426
    Accounts payable ..........................................................           40,491            31,924
    Accrued liabilities .......................................................           87,781            87,742
    Taxes payable .............................................................            5,111             5,862
    Securities sold under repurchase agreements ...............................          252,188           199,062
                                                                                    ------------      ------------
                                Total current liabilities .....................          395,997           335,016
  LONG-TERM DEBT ..............................................................          928,068           920,636
  DEFERRED TAX LIABILITY ......................................................          379,815           376,095
  OTHER LIABILITIES ...........................................................           14,361            17,624
                                                                                    ------------      ------------
                                Total liabilities .............................        1,718,241         1,649,371
                                                                                    ------------      ------------
                                                                                              --                --
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
    Preferred stock (par value $0.01, 25,000,000 shares authorized, none
        issued and outstanding)................................................               --                --
    Common stock (par value $0.01, 500,000,000 shares authorized, 133,457,055 shares issued and 131,553,155 shares outstanding at June 30, 2002 and
     133,457,055 shares issued and 132,053,155
     shares outstanding at December 31, 2001) .................................            1,335             1,335
    Additional paid-in capital ................................................        1,263,692         1,267,952
    Retained earnings .........................................................          626,076           624,507
    Accumulated other comprehensive loss ......................................           (2,685)           (2,880)
    Treasury stock, at net cost (1,903,900 shares at June 30, 2002
     and 1,403,900 shares at December 31, 2001)................................          (54,700)          (37,768)
                                                                                    ------------      ------------
                                Total stockholders' equity ....................        1,833,718         1,853,146
                                                                                    ------------      ------------
                                Total liabilities and stockholders' equity ....     $  3,551,959      $  3,502,517
                                                                                    ============      ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                            ----------------------------      ----------------------------
                                                               2002             2001             2002             2001
                                                            -----------      -----------      -----------      -----------
REVENUES ..............................................     $   179,674      $   227,331      $   373,342      $   432,556

OPERATING EXPENSES:
       Contract drilling ..............................         119,592          114,556          239,916          223,253
       Depreciation and amortization ..................          44,585           42,171           87,282           83,730
       General and administrative .....................           7,440            6,079           14,088           12,966
                                                            -----------      -----------      -----------      -----------
            Total operating expenses ..................         171,617          162,806          341,286          319,949
                                                            -----------      -----------      -----------      -----------

OPERATING INCOME ......................................           8,057           64,525           32,056          112,607

OTHER INCOME (EXPENSE):
       Interest income ................................           7,651           11,593           17,232           23,280
       Interest expense ...............................          (6,290)         (17,999)         (11,760)         (26,317)
       Gain on sale of marketable securities ..........           8,671            6,795           12,163           12,906
       Other, net .....................................             482              220            1,382           (2,665)
                                                            -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX EXPENSE ......................          18,571           65,134           51,073          119,811

INCOME TAX EXPENSE ....................................          (6,609)         (21,374)         (16,553)         (39,223)
                                                            -----------      -----------      -----------      -----------

NET INCOME ............................................     $    11,962      $    43,760      $    34,520      $    80,588
                                                            ===========      ===========      ===========      ===========

EARNINGS PER SHARE:
       BASIC ..........................................     $      0.09      $      0.33      $      0.26      $      0.60
                                                            ===========      ===========      ===========      ===========
       DILUTED ........................................     $      0.09      $      0.32      $      0.26      $      0.59
                                                            ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Shares of common stock .........................         131,553          133,447          131,669          133,307
       Dilutive potential shares of common stock ......               8            8,895            9,426            9,372
                                                            -----------      -----------      -----------      -----------
            Total weighted average shares outstanding .         131,561          142,342          141,095          142,679
                                                            ===========      ===========      ===========      ===========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                ------------      ------------
OPERATING ACTIVITIES:
      Net income ..........................................................     $     34,520      $     80,588
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .....................................           87,282            83,730
        Gain on sale of assets ............................................              (65)             (209)
        Gain on sale of marketable securities .............................          (12,163)          (12,906)
        Loss from early debt extinguishment ...............................               --            11,880
        Deferred tax provision ............................................           10,414            28,656
        Accretion of discounts on marketable securities ...................           (2,028)           (2,312)
        Amortization of debt issuance costs ...............................              655               783
        Amortization of discount on zero coupon convertible debentures ....            7,432             7,176
      Changes in operating assets and liabilities:
        Accounts receivable ...............................................           23,445           (58,092)
        Rig inventory and supplies and other current assets ...............           12,629           (11,841)
        Other assets, non-current .........................................              551            (4,781)
        Accounts payable and accrued liabilities ..........................            8,606             8,655
        Taxes payable .....................................................             (751)            8,205
        Other liabilities, non-current ....................................           (3,263)             (610)
        Other items, net ..................................................           (1,673)              (83)
                                                                                ------------      ------------
            Net cash provided by operating activities .....................          165,591           138,839
                                                                                ------------      ------------

INVESTING ACTIVITIES:
      Capital expenditures ................................................         (117,823)          (96,377)
      Proceeds from sale of assets ........................................            1,348             1,118
      Net change in marketable securities .................................              739           (54,516)
      Securities sold under repurchase agreements, net ....................           53,126                --
      Settlement of forward contracts .....................................              912                --
                                                                                ------------      ------------
            Net cash used in investing activities .........................          (61,698)         (149,775)
                                                                                ------------      ------------

FINANCING ACTIVITIES:
      Acquisition of treasury stock .......................................          (20,000)               --
      Settlement of put options ...........................................           (1,193)               --
      Proceeds from sale of put options ...................................               --             3,068
      Payment of dividends ................................................          (32,951)          (33,326)
      Early extinguishment of debt - 3.75% convertible subordinated notes .               --          (395,622)
      Issuance of 1.5% convertible senior debentures ......................               --           460,000
      Debt issuance costs-1.5% convertible senior debentures ..............               --           (10,602)
                                                                                ------------      ------------
            Net cash provided by (used in) financing activities ...........          (54,144)           23,518
                                                                                ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................           49,749            12,582
      Cash and cash equivalents, beginning of period ......................          398,990           144,456
                                                                                ------------      ------------
      Cash and cash equivalents, end of period ............................     $    448,739      $    157,038
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

Cash and Cash Equivalents and Marketable Securities

      Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents. Cash equivalents at June 30, 2002 and December 31, 2001 included $252.2 million and $199.1 million, respectively, of collateral received in connection with securities sold under repurchase agreements. See "Securities Sold Under Agreements to Repurchase."

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

Securities Sold Under Agreements to Repurchase

      The Company accounts for repurchase agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." From time to time the Company may lend securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company equal to 100% of the fair value of these securities, if the collateral is cash, or 102% of the fair value of the securities, if the collateral is securities. Cash deposits from these transactions are invested in short-term investments and are included in the Consolidated Balance Sheets in "Cash and cash equivalents." A liability of $252.2 million at June 30, 2002 and $199.1 million at December 31, 2001 was recognized for the obligation to return the collateral. The Company continues to receive interest income on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities." The fair value of collateral held and included with "Marketable securities" at June 30, 2002 and December 31, 2001 was $252.9 million and $198.7 million, respectively. Interest expense associated with the related liability is recorded as an offset to "Interest income" in the Consolidated Statements of Income.

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

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt, including commitment fees, totaled $3.4 million for the six months ended June 30, 2002 and $7.5 million for the six months ended June 30, 2001. Cash payments for foreign income taxes, net of foreign tax refunds, were $6.6 million during the six months ended June 30, 2002. A $14.5 million net cash refund of U.S. income tax was received during the six months ended June 30, 2002. Cash payments for income taxes, net of foreign tax refunds, made during the six months ended June 30, 2001 totaled $2.2 million.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Income is as follows:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               --------------------------------------------------------------------------
                                                JUNE 30, 2002      JUNE 30, 2001       JUNE 30, 2002       JUNE 30, 2001
                                               --------------      --------------      --------------      --------------
                                                                            (IN THOUSANDS)
Total interest cost including amortization
   of debt  issuance costs                     $        6,602      $        6,644      $       13,186      $       15,399
Capitalized interest                                     (312)               (525)             (1,426)               (962)
Debt redemption                                            --              11,880                  --              11,880
                                               --------------      --------------      --------------      --------------
       Total interest expense                  $        6,290      $       17,999      $       11,760      $       26,317
                                               ==============      ==============      ==============      ==============

Goodwill

      Prior to January 1, 2002, goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") had been amortized on a straight-line basis over 20 years. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and, accordingly, has suspended amortization of goodwill. Goodwill and accumulated amortization on January 1, 2002 was $69.0 million and $30.7 million, respectively. Amortization charged to operating expense during the quarter and six months ended June 30, 2001 totaled $0.8 million and $1.7 million, respectively. Goodwill is reduced for adjustments representing tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. See Note 6.

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the terms of the related debt.

Treasury Stock and Common Equity Put Options

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets.

      During the six months ended June 30, 2002 the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. The Company reduced "Additional paid-in-capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and reported the net cost of the shares, $16.9 million, in "Treasury stock." During the six months ended June 30, 2001, the Company purchased 100,000 shares of its common stock, which settled on July 3, 2001, at an aggregate cost of $3.3 million, or at an average cost of $33.00 per share. In August 2002 the Company purchased 70,000 shares of its common stock at an aggregate cost of $1.4 million, or at an average cost of $20.59 per share.

      The Company settled put options which covered 1,000,000 shares of its common stock during the first six months of 2002 with cash payments totaling $1.2 million and reduced "Additional paid-in-capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. The Company's remaining put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during the first half of 2002.

Comprehensive Income

      Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. For the quarter and six months ended June 30, 2002, comprehensive income totaled $18.8 million and $34.7 million, respectively. For the quarter and six months ended June 30, 2001, comprehensive income totaled $39.7 million and $81.4 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, minimum pension liability adjustments and unrealized holding gains and losses on marketable securities.

Currency Translation

      The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at period-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Accumulated other comprehensive gains/ (losses)." Currency transaction gains and losses are included in the Consolidated Statements of Income in "Other income (expense)." Additionally, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results.

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

Reclassifications

      Certain amounts applicable to prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

Recent Accounting Pronouncements

     In July 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 extraordinary loss of $7.7 million, from early extinguishment of debt, as a result of the Company's redemption of its outstanding 3.75% Convertible Subordinated Notes due 2007. The pre-tax loss from early extinguishment of debt of $11.9 million was reclassified to "Interest expense." The related tax benefit was reclassified to "Income tax expense."

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company's adoption of SFAS No. 144 in January 2002 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flow.

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

2.    EARNINGS PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                            ----------------------------------   ---------------------------------
                                                                  2002               2001              2002              2001
                                                            ---------------    ---------------   ---------------   ---------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME - BASIC (NUMERATOR): ..........................  $        11,962    $        43,760   $        34,520   $        80,588
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ..........               --                130                --             2,502
         Convertible senior debentures - 1.5% ............               --                956             2,083               972
                                                            ---------------    ---------------   ---------------   ---------------
NET INCOME INCLUDING CONVERSIONS - DILUTED (NUMERATOR) ...  $        11,962    $        44,846   $        36,603   $        84,062
                                                            ===============    ===============   ===============   ===============

WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR): ...........          131,553            133,447           131,669           133,307
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ..........               --                532                --             5,172
         Convertible senior debentures - 1.5% ............               --              8,352             9,383             4,199
         Stock options ...................................                8                 --                 6                --
         Put options .....................................               --                 11                37                 1
                                                            ---------------    ---------------   ---------------   ---------------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS - DILUTED
(DENOMINATOR) ............................................          131,561            142,342           141,095           142,679
                                                            ===============    ===============   ===============   ===============
EARNINGS PER SHARE:
   Basic .................................................  $          0.09    $          0.33   $          0.26   $          0.60
                                                            ===============    ===============   ===============   ===============
   Diluted ...............................................  $          0.09    $          0.32   $          0.26   $          0.59
                                                            ===============    ===============   ===============   ===============

      The computation of diluted earnings per share ("EPS") for the quarter ended June 30, 2002 excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures, issued in April 2001. Diluted EPS for the quarter and six months ended June 30, 2002 and 2001 also excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures"), issued in June 2000. The inclusion of such shares would be antidilutive.

      Put options covering 1,687,321 shares of common stock at various stated exercise prices per share were outstanding during part of the first half of 2002 prior to their expiration or settlement. The computation of diluted EPS for the quarter and six months ended June 30, 2002 excluded put options covering 1,687,321 shares and 1,187,321 shares of common stock, respectively, because the options' exercise prices were less than the average market price of the common stock.

      The incremental shares calculated from non-qualified stock options that were included in the computation of diluted EPS for the quarter and six months ended June 30, 2002 did not include stock options representing 182,700 shares of common stock. The incremental shares calculated from non-qualified stock options included in the computation of diluted EPS for the quarter and six months ended June 30, 2001 were immaterial for presentation purposes and did not include stock options representing 112,000 shares of common stock. Certain stock options were excluded because the options' exercise prices were more than the average market price per share of the common stock.

3.    MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                                      JUNE 30, 2002
                                                                    -------------------------------------------------
                                                                                       UNREALIZED          FAIR
                                                                       COST               GAIN             VALUE
                                                                    -------------     -------------     -------------
                                                                                      (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                 and other U.S. government agencies:
                      Due within one year .....................     $     324,001     $          --     $     324,001
                      Due after one year through five years ...           298,680             4,800           303,480
                 Collateralized mortgage obligations ..........           135,059               369           135,428
                                                                    -------------     -------------     -------------
                      Total ...................................     $     757,740     $       5,169     $     762,909
                                                                    =============     =============     =============

                                                                                 DECEMBER 31, 2001
                                                                    -------------------------------------------
                                                                                    UNREALIZED         FAIR
                                                                       COST            GAIN            VALUE
                                                                    -----------     -----------     -----------
                                                                                   (IN THOUSANDS)
                 Debt securities issued by the U.S. Treasury
                 and other U.S. government agencies:
                      Due after one year through five years ...     $   247,453     $     2,689     $   250,142
                      Due after five years through ten years ..          54,355           1,095          55,450
                 Collateralized mortgage obligations ..........         442,518             277         442,795
                                                                    -----------     -----------     -----------
                      Total ...................................     $   744,326     $     4,061     $   748,387
                                                                    ===========     ===========     ===========

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         --------------------------
                                                                            2002             2001
                                                                         ----------        --------
                                                                               (IN THOUSANDS)
                 Proceeds from sales................................     $1,304,494        $518,935
                 Gross realized gains...............................          8,671           6,800
                 Gross realized losses..............................             --              (5)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------------
                                                                              2002                2001
                                                                           ----------           --------
                                                                                 (IN THOUSANDS)
                 Proceeds from sales................................       $2,218,678           $970,842
                 Gross realized gains...............................           14,935             12,911
                 Gross realized losses..............................           (2,772)                (5)

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

      In June 2002 the Company entered into forward exchange contracts to purchase approximately 50.0 million Australian dollars; 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and
3.8 million to be purchased on July 31, 2003. In July 2001 the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars each month from August 31, 2001 through July 31, 2002. These forward contracts are derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward exchange contracts purchased by the Company in 2002 and 2001 do not qualify for hedge accounting. At June 30, 2002, an asset of $0.2 million, reflecting the fair value of the forward exchange contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. A pre-tax gain of $0.5 million (comprised of a $0.6 million realized gain and a $0.1 million unrealized loss) was recorded in the Consolidated Statements of Income for the quarter ended June 30, 2002 in "Other income (expense)." A pre-tax gain of $1.2 million (comprised of a $0.9 million realized gain and a $0.3 million unrealized gain) was recorded in the Consolidated Statements of Income for the six months ended June 30, 2002 in "Other income (expense)." The Company had no forward exchange contracts during the first six months of 2001.

Contingent Interest

      On April 11, 2001, the Company issued $460.0 million principal amount of the 1.5% Debentures, which are due April 15, 2031 and contain a contingent interest provision (see Note 8). The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance or at June 30, 2002.

5.    DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                 -------------      -------------
                                                                                     2002               2001
                                                                                 -------------      -------------
                                                                                         (IN THOUSANDS)
                 Drilling rigs and equipment ...............................     $   2,921,281      $   2,732,333
                 Construction work-in-progress .............................            90,070            163,308
                 Land and buildings ........................................            14,710             14,629
                 Office equipment and other ................................            20,480             19,731
                                                                                 -------------      -------------
                           Cost ............................................         3,046,541          2,930,001
                 Less: accumulated depreciation ............................        (1,014,410)          (927,128)
                                                                                 -------------      -------------
                           Drilling and other property and equipment, net ..     $   2,032,131      $   2,002,873
                                                                                 =============      =============

      Construction work-in-progress at June 30, 2002, included $59.1 million for the significant upgrade of the Ocean Rover to high specification capabilities.

      In March 2002, $157.4 million was reclassified from construction work-in-progress to drilling rigs and equipment upon completion of the significant upgrade of the Ocean Baroness to high specification capabilities. The Company took delivery of the Ocean Baroness in January 2002 and it was accepted by the customer on March 17, 2002 at which time it began its current contract offshore Malaysia. See "Ocean Baroness Update" in Item 2 of Part I of this report.

6.    GOODWILL

      Goodwill from the merger with Arethusa in 1996 was generated from an excess of the purchase price over the net assets acquired. Prior to January 1, 2002 the Company was amortizing goodwill on a straight-line basis over 20 years. The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, has suspended amortization of goodwill in 2002.

      The Company's net income and earnings per share, adjusted to exclude amortization expense (net of its related tax benefit) for the quarter and six months ended June 30, 2002 and 2001, are as follows:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------
                                                                     (in thousands, except per share amounts)
Net income as reported ..............................     $     11,962     $     43,760     $     34,520     $     80,588
Add back:  Goodwill amortization (net of tax) .......               --              548               --            1,133
                                                          ------------     ------------     ------------     ------------
Adjusted net income .................................     $     11,962     $     44,308     $     34,520     $     81,721
                                                          ============     ============     ============     ============

BASIC EARNINGS PER SHARE:
    Net income as reported ..........................     $       0.09     $       0.33     $       0.26     $       0.60
    Add back:  Goodwill amortization (net of tax) ...               --               --               --             0.01
                                                          ------------     ------------     ------------     ------------
    Adjusted net income .............................     $       0.09     $       0.33     $       0.26     $       0.61
                                                          ============     ============     ============     ============
DILUTED EARNINGS PER SHARE:
    Net income as reported ..........................     $       0.09     $       0.32     $       0.26     $       0.59
    Add back:  Goodwill amortization (net of tax) ...               --               --               --             0.01
                                                          ------------     ------------     ------------     ------------
    Adjusted net income .............................     $       0.09     $       0.32     $       0.26     $       0.60
                                                          ============     ============     ============     ============

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

      During each of the six months ended June 30, 2002 and 2001, an adjustment of $6.8 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill is recognized. Goodwill is expected to be reduced to zero during the year 2004.

7.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                               JUNE 30,         DECEMBER 31,
                                                             -------------------------------
                                                                 2002              2001
                                                             -------------     -------------
                                                                      (IN THOUSANDS)
                 Payroll and benefits ..................     $      26,749     $      25,880
                 Personal injury and other claims ......            27,993            25,471
                 Reserve for class action litigation ...               314             9,699
                 Interest payable ......................             3,537             1,645
                 Deferred revenue ......................             6,845             6,721
                 Other .................................            22,343            18,326
                                                             -------------     -------------
                           Total .......................     $      87,781     $      87,742
                                                             =============     =============

8.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                        JUNE 30,         DECEMBER 31,
                                                                      -------------      -------------
                                                                           2002               2001
                                                                      -------------      -------------
                                                                              (IN THOUSANDS)
                 Zero coupon convertible debentures due 2020 ....     $     432,126      $     424,694
                 Convertible senior debentures - 1.5% due 2031 ..           460,000            460,000
                 Ocean Alliance lease-leaseback agreement .......            46,368             46,368
                                                                      -------------      -------------
                                                                            938,494            931,062
                 Less: Current maturities .......................           (10,426)           (10,426)
                                                                      -------------      -------------
                           Total ................................     $     928,068      $     920,636
                                                                      =============      =============

9.   COMMITMENTS AND CONTINGENCIES

     Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston Division; formerly styled Raymond Verdin
v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies. The proposed class included persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation was that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant replaced the named plaintiff as the proposed class representative. The lawsuit was seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In July 2001 the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims for certain injunctive relief and a cash payment within the limits of the reserve. In April 2002 the United States District Judge for the Southern District of Texas, Houston Division, entered an order finally approving the proposed class action settlement and finally certifying the settlement class, and entered a final judgment and order of dismissal of this lawsuit. In June 2002 the Company made the final settlement payment of $9.4 million from its reserve for this litigation.

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                       ------------------------------     ------------------------------
                                                           2002              2001             2002              2001
                                                       ------------      ------------     ------------      ------------
                                                                                (IN THOUSANDS)
                    High Specification Floaters ..     $     75,748      $     82,552     $    150,395      $    159,218
                    Other Semisubmersibles .......           73,977            97,062          162,057           178,031
                    Jack-ups .....................           26,839            47,490           56,339            90,958
                    Integrated Services ..........            4,406                18            6,229             5,508
                    Other ........................             (436)              209             (436)              209
                    Eliminations .................             (860)               --           (1,242)           (1,368)
                                                       ------------      ------------     ------------      ------------
                            Total revenues .......     $    179,674      $    227,331     $    373,342      $    432,556
                                                       ============      ============     ============      ============

Geographic Areas

      At June 30, 2002, the Company had drilling rigs located offshore nine countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                               -------------------------------     -------------------------------
                                                                    2002              2001              2002              2001
                                                               -------------     -------------     -------------     -------------
                                                                                          (IN THOUSANDS)
                  Revenues from unaffiliated customers:
                    United States ........................     $      69,483     $     146,458     $     161,193     $     273,498

                    Foreign:
                       Europe/Africa .....................            25,353            12,205            55,089            25,286
                       Australia/Southeast Asia ..........            40,093            22,587            70,465            36,367
                       South America .....................            44,745            46,081            86,595            97,405
                                                               -------------     -------------     -------------     -------------
                            Total revenues ...............     $     179,674     $     227,331     $     373,342     $     432,556
                                                               =============     =============     =============     =============

11.      OTHER INCOME AND EXPENSE (OTHER, NET)

      Other, net consists of the following:

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                               -------------------------------     -------------------------------
                                                                    2002              2001              2002              2001
                                                               -------------     -------------     -------------     -------------
                                                                                         (IN THOUSANDS)
                    Gain on sale of assets ................    $          33     $          88     $          65     $         209
                    Reserve for class action litigation ...               --                --                --           (10,000)
                    Settlement of litigation ..............               --                --                --             7,284
                    Other .................................              449               132             1,317              (158)
                                                               -------------     -------------     -------------     -------------
                         Total other, net .................    $         482     $         220     $       1,382     $      (2,665)
                                                               =============     =============     =============     =============

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

RESULTS OF OPERATIONS

Recent Developments

      On August 9, 2002, the Company's jack-up drilling unit the Ocean King, while conducting routine operations offshore Louisiana, experienced a well control event and fire. The rig's standing emergency action plan was initiated and all personnel on board the rig were safely evacuated. There were no reported injuries and no apparent pollution. The fire burned a short time and the rig was reboarded later that day by a limited crew. Early assessments reveal that damage was localized; primarily affecting electrical systems on the aft end of the cantilever structure. At this time, primary rig systems do not appear to be affected.

Ocean Baroness Update

      On April 22, 2002 the Ocean Baroness experienced a parting of its marine riser during operations offshore Malaysia in 5,700 feet of water. No injuries were sustained and the well was secured without incident and successfully plugged. The drilling unit was undamaged and known damage was limited to subsurface elements of the riser. The rig resumed normal operations on May 19, 2002 after retrieving its marine riser. On May 30, 2002, the Company filed a lawsuit against the manufacturer of the marine riser seeking to recover damages the Company incurred as a result of the incident.

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

      Revenues from dayrate drilling contracts are recognized currently. The Company may receive lump-sum payments in connection with specific drilling contracts. Such payments are recognized as revenues over the term of the related drilling contract. Mobilization revenues, less costs incurred to mobilize an offshore rig from one market to another, are recognized over the term of the related drilling contract.

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

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

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

                                                                  THREE MONTHS ENDED
                                                                      JUNE 30,
                                                          --------------------------------        INCREASE/
                                                              2002                2001           (DECREASE)
                                                          -------------      -------------      -------------
                                                                             (IN THOUSANDS)
         REVENUES
           High Specification Floaters ..............     $      75,748      $      82,552      $      (6,804)
           Other Semisubmersibles ...................            73,977             97,062            (23,085)
           Jack-ups .................................            26,839             47,490            (20,651)
           Integrated Services ......................             4,406                 18              4,388
           Other ....................................              (436)               209               (645)
           Eliminations .............................              (860)                --               (860)
                                                          -------------      -------------      -------------
                   Total Revenues ...................     $     179,674      $     227,331      $     (47,657)
                                                          =============      =============      =============
         CONTRACT DRILLING EXPENSE
           High Specification Floaters ..............     $      39,325      $      31,520      $       7,805
           Other Semisubmersibles ...................            53,060             55,983             (2,923)
           Jack-ups .................................            22,678             26,318             (3,640)
           Integrated Services ......................             4,689               (181)             4,870
           Other ....................................               700                916               (216)
           Eliminations .............................              (860)                --               (860)
                                                          -------------      -------------      -------------
                   Total Contract Drilling Expense ..     $     119,592      $     114,556      $       5,036
                                                          =============      =============      =============
         OPERATING INCOME
           High Specification Floaters ..............     $      36,423      $      51,032      $     (14,609)
           Other Semisubmersibles ...................            20,917             41,079            (20,162)
           Jack-ups .................................             4,161             21,172            (17,011)
           Integrated Services ......................              (283)               199               (482)
           Other ....................................            (1,136)              (707)              (429)
           Depreciation and Amortization Expense ....           (44,585)           (42,171)            (2,414)
           General and Administrative Expense .......            (7,440)            (6,079)            (1,361)
                                                          -------------      -------------      -------------
                   Total Operating Income ...........     $       8,057      $      64,525      $     (56,468)
                                                          =============      =============      =============

      High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $6.8 million during the quarter ended June 30, 2002 compared to the same quarter of 2001. Lower utilization in 2002 accounted for $11.3 million of the decrease (excluding the Ocean Baroness). Utilization for this class of rig dropped from 96% during the second quarter of 2001 to 82% during the second quarter of 2002 (excluding the Ocean Baroness). The Ocean America was idle for a majority of the second quarter of 2002 and was responsible for $9.0 million of the decline. Lower utilization of the Ocean Star, which spent approximately one month in a shipyard for inspection and repairs in 2002, resulted in reduced revenues of $3.2 million.

      A decline in average operating dayrates, which fell from $117,700 per day for the second quarter of 2001 to $108,100 per day for the second quarter of 2002 (excluding the Ocean Baroness), caused $7.0 million of the overall revenue reduction. The most significant decreases in dayrates were experienced by the Ocean Valiant ($41,200), the Ocean Star ($32,300) and the Ocean Victory ($27,100).

      Partially offsetting the overall decrease in revenues was $11.5 million generated by the Ocean Baroness, which began operations in mid-March 2002 upon completion of its upgrade to high specification capabilities.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the quarter ended June 30, 2002 increased $7.8 million from the same period in 2001 primarily due to $6.7 million of expenses from the Ocean Baroness. Contract drilling expense for the Ocean Baroness included costs incurred in connection with the recovery of its marine riser, net of costs charged to an associated insurance claim, as well as its normal operating costs. See "-- Ocean Baroness Update." Contract drilling expense for the Ocean America increased $1.3 million over the second quarter of 2001 due to various maintenance projects performed while the rig was idle and mobilization costs incurred when the rig returned to work at the end of the second quarter of 2002. Contract drilling expense for the Ocean Star was $0.9 million higher in the second quarter of 2002 as a result of its inspection and repairs while in a shipyard. Lower spending for maintenance and repairs in the second quarter of 2002 by several other high specification floaters partially mitigated these unfavorable variances.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the quarter ended June 30, 2002 decreased $23.1 million from the same period in 2001. A decline in utilization accounted for $21.1 million of this decrease as utilization fell to 54% in the second quarter of 2002 from 75% in the same period of 2001. The Ocean Voyager and the Ocean Endeavor were both cold stacked the entire second quarter of 2002 but worked most of the second quarter of 2001. The Ocean New Era, Ocean Ambassador, Ocean Lexington and the Ocean Saratoga were each idle more days in the second quarter of 2002 than in the same period of 2001. The Ocean General was in a shipyard for approximately one month during the second quarter of 2002 for an inspection and preparation for its mobilization to Vietnam but worked the entire second quarter of 2001. Partially offsetting these revenue decreases were utilization improvements for the Ocean Princess, Ocean Whittington, and Ocean Guardian, all of which worked more days in the second quarter of 2002 than in the same period of 2001.

      Of the $23.1 million revenue decline in the second quarter of 2002, $2.0 million resulted from lower overall dayrates earned by the other semisubmersible rig fleet. However, the average operating dayrate for this fleet increased from $65,000 during the second quarter of 2001 to $71,500 during the second quarter of 2002. This occurred because several of the rigs that were contracted at lower dayrates in the second quarter of 2001 were stacked throughout the second quarter of 2002. Consequently, the average operating dayrate rose in 2002 for the working rigs in this category. Significant changes in operating dayrates included the Ocean Worker which decreased approximately $83,100, and the Ocean Guardian and Ocean Princess which increased approximately $33,300 and $35,300, respectively.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles decreased $2.9 million during the quarter ended June 30, 2002 compared to the same quarter of 2001. Contract drilling expense was $4.6 million lower than the same period in 2001 as a result of cold stacking the Ocean Voyager and Ocean Endeavor in 2002. Cost savings of $1.2 million were achieved by reducing crews on the Ocean New Era and the Ocean Ambassador, both of which were stacked during the second quarter of 2002. Partially offsetting the expense reductions were increased expenses of $1.3 million for inspection and repair and the mobilization of the Ocean General to Vietnam and $0.7 million for equipment maintenance and repairs on the Ocean Liberator.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $20.7 million in the second quarter of 2002 compared to the same period in 2001. Average operating dayrates of $28,700 during the second quarter of 2002, down from $43,700 during the first quarter of 2001, resulted in $12.3 million of the decrease. All of the Company's jack-up rigs, except one, experienced lower average dayrates in the second quarter of 2002. The average dayrate of the exception, the Ocean Heritage, increased $47,300 from the second quarter of 2001 to the second quarter of 2002 and contributed $3.9 million to revenues. In addition, the Ocean Heritage received a $2.4 million demobilization fee upon completion of its contract in Australia in the second quarter of 2002.

      Revenues decreased $8.4 million as a result of a decline in utilization for the Company's jack-up fleet to 74% for the quarter ended June 30, 2002 from 85% for the same period in 2001. Utilization for the Ocean Spartan and the Ocean Spur was down for the second quarter of 2002 as both rigs were undergoing leg extension upgrades during the period. Utilization also declined for the Ocean Champion which was cold stacked during the second quarter of 2002 but worked the entire second quarter of 2001. Utilization improved for the Ocean Sovereign, which worked throughout the second quarter of 2002 but spent the entire second quarter of 2001 in a shipyard for repairs, partially offsetting the revenue decline.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the second quarter of 2002 decreased $3.6 million compared to the same period in 2001. Contract drilling expense for the Ocean Spartan and the Ocean Spur was lower by $2.4 million for the second quarter of 2002 as a result of capitalizing costs while these rigs were in a shipyard for leg extension upgrades. Contract drilling expense for the Ocean Champion, cold stacked during the second quarter of 2002, decreased $1.8 million from the same quarter in 2001. Partially offsetting this decrease, the Ocean Heritage experienced an increase in contract drilling expenses of $0.6 million from higher labor costs while working in Australia during the second quarter of 2002 compared to the labor costs incurred while working in Indonesia during the second quarter of 2001.

      Integrated Services.

      Operating income for integrated services decreased in the second quarter of 2002 compared to the second quarter of 2001 as a result of the difference in type and magnitude of projects during those periods. During the second quarter of 2002, an integrated services' operating loss of $0.3 million resulted from two turnkey wells in the Gulf of Mexico. During the same period in 2001, operating income of $0.2 million was primarily due the completion of one international turnkey project.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense for the second quarter of 2002 increased $2.4 million over the second quarter of 2001. Higher 2002 depreciation resulted primarily from an increase in capital additions and additional depreciation for the Ocean Baroness, which completed its deepwater upgrade and began operations in March 2002. The suspension of goodwill amortization on January 1, 2002 partially offset this increase. See Note 1 "--Goodwill" and Note 6 of the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

      General and Administrative Expense.

      General and administrative expense for the second quarter of 2002 of $7.4 million increased $1.3 million over $6.1 million for the second quarter of 2001. This increase was primarily due to higher personnel costs and professional expenses in the current quarter.

      Interest Income.

      Interest income of $7.7 million for the quarter ended June 30, 2002 decreased $3.9 million from $11.6 million for the same period in 2001 primarily due to lower interest rates earned on invested cash and marketable securities in 2002. Interest expense of $0.4 million incurred in connection with the Company's repurchase agreements also contributed to the decrease in the quarter ended June 30, 2002. See Note 1 "--Securities Sold Under Agreements to Repurchase" in Item I of Part I of this report.

      Interest Expense.

      Interest expense of $6.3 million for the quarter ended June 30, 2002 decreased $11.7 million from $18.0 million for the same period in 2001 primarily due to the $ 11.9 million pre-tax loss from the April 2001 redemption of the Company's 3.75% Convertible Subordinated Notes Due 2007 ("3.75% Notes"). In addition, the Company's interest rate in 2002 was lower than in 2001 resulting from the redemption of the 3.75% Notes in 2001 and the issuance of the 1.5% Convertible Senior Debentures due 2031 (the "1.5% Debentures") on April 11, 2001. Interest capitalized to rig upgrades in the second quarter of 2002 decreased compared to the same period in 2001 and partially offset the decrease in interest expense.

      Income Tax Expense.

      Income tax expense of $6.6 million for the quarter ended June 30, 2002 decreased $14.8 million from $21.4 million for the same period in 2001 primarily as a result of the $46.6 million decrease in "Income before income tax expense" in the second quarter of 2002.

      The 35.6% effective income tax rate for the second quarter of 2002 resulted from a revision of the estimated annual effective tax rate from 30.6% anticipated in the first quarter of 2002 to 32.4% in the second quarter of 2002. The Company indefinitely reinvests the earnings of its U.K. subsidiaries and, accordingly, provides no deferred U.S. income taxes on these earnings. The tax rate in the U.K. is lower than the U.S. statutory rate. During the second quarter of 2002, the full year projected earnings of the Company's U.K. subsidiaries changed relative to the Company's projected worldwide earnings. Second quarter 2002 tax expense includes an adjustment to bring the effective tax rate for the full year to 32.4%.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

                                                                    SIX MONTHS ENDED
                                                                       JUNE 30,
                                                          --------------------------------        INCREASE/
                                                              2002                2001           (DECREASE)
                                                          -------------      -------------      -------------
                                                                             (IN THOUSANDS)
         REVENUES
           High Specification Floaters ..............     $     150,395      $     159,218      $      (8,823)
           Other Semisubmersibles ...................           162,057            178,031            (15,974)
           Jack-ups .................................            56,339             90,958            (34,619)
           Integrated Services ......................             6,229              5,508                721
           Other ....................................              (436)               209               (645)
           Eliminations .............................            (1,242)            (1,368)               126
                                                          -------------      -------------      -------------
                   Total Revenues ...................     $     373,342      $     432,556      $     (59,214)
                                                          =============      =============      =============
         CONTRACT DRILLING EXPENSE
           High Specification Floaters ..............     $      74,648      $      59,579      $      15,069
           Other Semisubmersibles ...................           109,588            106,470              3,118
           Jack-ups .................................            48,287             51,703             (3,416)
           Integrated Services ......................             7,530              4,974              2,556
           Other ....................................             1,105              1,895               (790)
           Eliminations .............................            (1,242)            (1,368)               126
                                                          -------------      -------------      -------------
                   Total Contract Drilling Expense ..     $     239,916      $     223,253      $      16,663
                                                          =============      =============      =============
         OPERATING INCOME
           High Specification Floaters ..............     $      75,747      $      99,639      $     (23,892)
           Other Semisubmersibles ...................            52,469             71,561            (19,092)
           Jack-ups .................................             8,052             39,255            (31,203)
           Integrated Services ......................            (1,301)               534             (1,835)
           Other ....................................            (1,541)            (1,686)               145
           Depreciation and Amortization Expense ....           (87,282)           (83,730)            (3,552)
           General and Administrative Expense .......           (14,088)           (12,966)            (1,122)
                                                          -------------      -------------      -------------
                   Total Operating Income ...........     $      32,056      $     112,607      $     (80,551)
                                                          =============      =============      =============

      High Specification Floaters.

      Revenues. Revenues from high specification floaters during the six months ended June 30, 2002 decreased $8.8 million from the same period in 2001. A decline in utilization accounted for $14.5 million of the decrease as utilization declined from 96% during the first six months of 2001 to 85% (excluding the Ocean Baroness) during the same period in 2002. Utilization for the Ocean America declined as the rig was idle for most of the first half of 2002. In addition, the Ocean Star spent three months in 2002 in a shipyard for inspection and repairs but worked all of the first six months of 2001.

      Lower average operating dayrates accounted for $8.2 million of the decrease in revenue for this classification of rig. Average dayrates fell from $115,000 during the six months ended June 30, 2001 to $111,500 (excluding the Ocean Baroness) during the same period in 2002. The most significant dayrate decreases were experienced by the Ocean Valiant ($36,700) and the Ocean Victory ($20,700). These decreases were partially offset by an increase in the average operating dayrate for the Ocean America from $98,800 to $118,000 per day.

      The Ocean Baroness, which began operations in mid-March 2002 after completing an upgrade to high specification capabilities, contributed $13.9 million to revenue during the first half of 2002.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the six months ended June 30, 2002 increased $15.1 million from the same period in 2001. Operating expenses for the Ocean Baroness added $7.5 million to contract drilling expense in the first six months of 2002 and included costs incurred in connection with the recovery of its marine riser, net of costs charged to an associated insurance claim, as well as its normal operating costs. See "-- Ocean Baroness Update." Mobilization to and from the shipyard for inspection and repairs of the Ocean Star in 2002 resulted in increased expenses of $2.0 million. Higher Brazilian customs fees in 2002 for the importation of spare parts and supplies for the Ocean Alliance and the Ocean Clipper were responsible for increased costs of $1.5 million. The 2001 recognition of a $1.8 million revision to an estimated insurance deductible for the Ocean Clipper also contributed to the cost increase in 2002.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the six months ended June 30, 2002 decreased $16.0 million from the same period in 2001. A decline in utilization accounted for $15.7 million of the decrease as utilization dropped from 69% for the first half of 2001 to 61% for the first half of 2002. During part of the first half of 2002 the Ocean Worker was in a shipyard for inspection and repairs and the Ocean Saratoga was in a shipyard for repairs, while both rigs worked most of the first half of 2001. The Ocean Ambassador and the Ocean General were stacked for more days in the first half of 2002 than in the same period in 2001 and the Ocean Voyager and the Ocean Endeavor were cold stacked in March 2002. An improvement in utilization for the Ocean Nomad, which worked most of the first half of 2002 but spent most of the first half of 2001 in a shipyard undergoing stability enhancements and other upgrades, was partially offsetting.

      Revenues in the first half of 2002 were not significantly affected by the overall change in dayrates from the same period in 2001. However, the average operating dayrate increased from $64,900 for the first half of 2001 to $69,400 during the first half of 2002. Several of the rigs that were contracted at lower dayrates worked in 2001 but were stacked throughout the first half of 2002. Consequently, the average operating dayrate has increased in 2002 for the working rigs in this category. Significant changes in average operating dayrates included the Ocean Worker and the Ocean Whittington, which decreased $63,600 and $30,400, respectively, and the Ocean Guardian and the Ocean Princess, which increased $36,700 and $33,200, respectively.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles was $3.1 million higher in the first half of 2002 than in the same period in 2001. The mobilization of the Ocean Worker to a shipyard for inspection and repairs added $2.5 million to contract drilling expense in 2002. Contract drilling expense for the Ocean Nomad was $2.1 million higher in the first half of 2002 primarily due to a reduction in costs in the first half of 2001 resulting from capitalizing costs while the rig was in a shipyard for an upgrade. An increase in Brazilian customs fees for the importation of spare parts and supplies for the Ocean Yatzy, Ocean Yorktown and the Ocean Winner resulted in a $1.5 million increase to contract drilling expense. The inspection, repair and mobilization of the Ocean General to Vietnam and repairs to the Ocean Liberator added $1.2 million and $0.7 million, respectively, to contract drilling expense during the first half of 2002. Partially offsetting these increases were cost reductions of $5.6 million resulting from cold stacking the Ocean Endeavor and the Ocean Voyager in the first half of 2002.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $34.6 million in the first half of 2002 compared to the same period in 2001. Average operating dayrates of $29,300 during the first half of 2002, down from $41,800 during the first half of 2001, resulted in a $23.6 million decline in revenue. For this rig classification, only the Ocean Heritage experienced a substantial increase in average dayrate of $31,400 from the first half of 2001 to the first half of 2002. In addition, the Ocean Heritage received a $4.7 million mobilization fee in connection with its contract in Australia during 2002.

      Revenues decreased $11.0 million as a result of a decline in utilization to 82% in the first six months of 2002 from 86% for the same period in 2001. Utilization was down for the Ocean Champion, which was idle and/or cold stacked the entire first half of 2002, and for the Ocean Spartan and the Ocean Spur, which began their leg extension upgrades during 2002. All three of these jack-ups were working in the first half of 2001. Higher utilization in 2002 for the Ocean Sovereign, which worked the entire first half of 2002 but spent most of the first half of 2001 in a shipyard for repairs, was partially offsetting.

      Contract Drilling Expense. Contract drilling expense for jack-ups decreased $3.4 million in the first six months of 2002 compared to the same period in 2001. Contract drilling expense was lower in 2002 for the Ocean Spartan and the Ocean Spur as a result of capitalizing costs while these rigs were being upgraded and for the Ocean Champion which was idle and/or cold stacked during the first half of 2002. Increased contract drilling expense during the first half of 2001 from repairs to the Ocean Nugget, the Ocean Crusader, and the Ocean Summit also contributed to this decrease. Higher expenses for the Ocean Heritage in 2002, primarily due to the mobilization of the rig from Indonesia to Australia and higher labor costs in Australia, were partially offsetting.

      Integrated Services.

      Operating income for integrated services decreased in the first half of 2002 compared to the first half of 2001 as a result of the difference in type and magnitude of projects during those periods. During the first six months of 2002, an integrated services' operating loss of $1.3 million resulted from two turnkey wells in the Gulf of Mexico. During the same period in 2001, operating income of $0.5 million was primarily due the completion of one international turnkey project.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense for the six months ended June 30, 2002 increased $3.6 million over the first half of 2001. Higher depreciation in 2002 resulted primarily from an increase in capital additions and additional depreciation for the Ocean Baroness, which completed its deepwater upgrade and began operations in March 2002. The suspension of goodwill amortization on January 1, 2002 partially offset this increase. See Note 1 "--Goodwill" and Note 6 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

      General and Administrative Expense.

      General and administrative expense for the six months ended June 30, 2002 of $14.1 million increased $1.1 million over $13.0 million for the same period in 2001. This increase was primarily due to higher personnel costs and professional expenses in the first half of 2002.

      Interest Income.

      Interest income of $17.2 million for the six months ended June 30, 2002 decreased $6.1 million from $23.3 million for the same period in 2001 primarily due to lower interest rates earned on invested cash and marketable securities in 2002. Interest expense of $0.7 million incurred in connection with the Company's repurchase agreements also contributed to the decrease. See "--Securities Sold Under Agreements to Repurchase" in Item I of Part I of this report.

      Interest Expense.

      Interest expense of $11.8 million for the six months ended June 30, 2002 decreased $14.5 million from $26.3 million for the same period in 2001 primarily due to the $ 11.9 million pre-tax loss from the April 2001 redemption of the Company's 3.75% Notes. In addition, the Company's interest rate in 2002 was lower than in 2001 resulting from the redemption of the 3.75% Notes in 2001 and the issuance of the 1.5% Convertible Senior Debentures due 2031 (the "1.5% Debentures") on April 11, 2001. Higher interest capitalized to the Ocean Baroness and Ocean Rover upgrades also contributed to reduced interest expense during the first half of 2002 compared to the same period in 2001. See "--Liquidity."

      Other Income and Expense (Other, net).

      Other income of $1.4 million for the six months ended June 30, 2002 increased $4.1 million from other expense of $2.7 million for the same period in 2001. Other income in the first half of 2002 resulted primarily from a $1.2 million pre-tax gain on forward exchange contracts. Other expense in the first half of 2001 included a $10.0 million expense associated with a reserve for class action litigation partially offset by a $7.3 million receipt for settled litigation.

      Income Tax Expense.

      Income tax expense of $16.6 million for the six months ended June 30, 2002 decreased $22.6 million from $39.2 million for the same period in 2001 primarily as a result of the $68.7 million decrease in "Income before income tax expense" in the first half of 2002 compared to the same period in 2001.

OUTLOOK

      Oil and natural gas prices have stabilized considerably from early 2002 and late 2001 and, historically, there has been a strong correlation between these product prices and the demand for the Company's services. However, the Company believes that its customers continue to lack confidence in the sustainability of the current prices and therefore expects the market to remain relatively fragile in the near term. If product prices continue to exhibit signs of stability, then the Company anticipates a slow, modest growth in drilling activity through year-end.

      Given the current market environment, the Company anticipates reasonable utilization among its deepwater rigs and other active floaters in the Gulf of Mexico. However, work will be almost exclusively short term and therefore periodic idle time is likely.

       The Company expects its jack-up business to remain stable with modest upward pressure on rates throughout the rest of the year. Furthermore, the Company anticipates that the rigs currently undergoing shipyard upgrades will emerge to a market that has improved since these rigs entered shipyards in the first and second quarters of this year.

      Internationally, the Company expects its business to remain relatively stable in most regions, with the exception of the North Sea, where downward pressure is expected.

LIQUIDITY

     Operating Activities.

     At June 30, 2002, the Company's cash and marketable securities totaled $1.2 billion, up from $1.1 billion at December 31, 2001. Cash of $252.2 million and $199.1 million generated by repurchase agreements is included at June 30, 2002 and December 31, 2001, respectively. Cash provided by operating activities for the six months ended June 30, 2002 increased by $26.8 million to $165.6 million, compared to $138.8 million for the same period in 2001. This increase in cash was primarily attributable to a $98.1 million increase in cash provided by changes in net working capital components in the first half of 2002. Net income, after adjustment for non-cash items, resulted in a decrease in cash of $71.3 million.

     Investing Activities.

      Investing activities used $61.7 million of cash during the first six months of 2002, compared to $149.8 million of cash used during the same period in 2001. The $88.1 million decrease in cash usage was primarily due to $53.1 million provided by securities sold under repurchase agreements in 2002. In addition, $0.7 million was provided by the net sales of certain of the Company's investments in marketable securities in the first half of 2002 compared to the same period in 2001 when $54.5 million was used for net purchases of investments. Also, cash provided by investing activities included $1.3 million in proceeds from the sale of assets (an increase of $0.2 million over 2001) and $0.9 million from the settlement of forward contracts entered into in July 2001. Other sources of cash usage for the first half of 2002 included $117.8 million used for capital expenditures primarily for the Ocean Baroness and Ocean Rover upgrades, an increase of $21.4 million over the same period in 2001.

     Financing Activities.

      Financing activities used $54.1 million of cash during the six months ended June 30, 2002 compared to $23.5 million of cash provided in the same period of 2001. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise. During the first half of 2002, the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report. During the six months ended June 30, 2001, the Company purchased 100,000 shares of its common stock, which settled on July 3, 2001, at an aggregate cost of $3.3 million or at an average cost of $33.00 per share. In August 2002 the Company purchased 70,000 shares of its common stock at an aggregate cost of $1.4 million, or at an average cost of $20.59 per share.

      Cash used in financing activities in the first half of 2002 also included payments totaling $1.2 million for the settlement of put options which covered 1,000,000 shares of the Company's common stock. Financing activities in the first half of 2001 provided cash from premiums of $3.1 million received from the sale of put options covering

500,000 shares of the Company's common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of its common stock. Put options sold in 2001 which covered 187,321 shares of the Company's common stock, expired during the first half of 2002. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

      Financing activities in the first six months of 2002 also used $33.0 million for dividends paid to stockholders compared to $33.3 million in 2001.

     Cash provided by financing activities for the first six months of 2001 consisted primarily of net proceeds of $449.4 million from the issuance of $460.0 million principal amount of the 1.5% Debentures on April 11, 2001.

     The primary source of cash usage for financing activities in 2001 resulted from the Company's redemption of all of its outstanding 3.75% Notes in accordance with the indenture under which they were issued. The Company redeemed the outstanding 3.75% Notes at 102.8% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million, resulting in an $11.9 million loss which is reported in "Interest expense" in the Consolidated Statements of Income.

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

CAPITAL RESOURCES

     Cash required to meet the Company's capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating the Company's ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these capital commitments; however, the Company will continue to make periodic assessments based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. The Company's ability to affect any such issuance will be dependent on the Company's results of operations, its current financial condition, current market conditions and other factors beyond its control.

      During the first half of 2002, the Company spent $93.1 million, including capitalized interest expense, for rig upgrades, of which $38.3 million was for the conversion of the Ocean Rover and $30.1 million was for the completion of the conversion of the Ocean Baroness. The Company spent $22.5 million in the first six months of 2002 to upgrade six of the Company's jack-up rigs. The Company expects to spend approximately $275 million for rig upgrade capital expenditures during 2002 primarily for upgrades of the Ocean Rover and six jack-up rigs.

     The Ocean Rover, one of the Company's Victory-class semisubmersibles, arrived at a shipyard in Singapore for a major upgrade in mid-January 2002. The completed upgrade will include the following enhancements: capability for operation in 7,000-foot water depths on a stand alone basis; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; 3,600-kips riser tensioning and riser with a multiplex control system. Additional features, including a high capacity deck crane, significantly enlarged cellar deck area and a 25-by 91- foot moon pool, will provide enhanced subsea completion and development capabilities. Water depths in excess of 7,000 feet should be achievable utilizing preset taut-leg mooring systems on a case by case basis. The upgrade is estimated to cost approximately $200 million with approximately $135 million to be spent in 2002. The upgrade is expected to take approximately 19 months to complete with delivery estimated in the third quarter of 2003.

      The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities has resulted in an enhanced version of the Company's previous Victory-class upgrades. The upgrade was similar to the upgrade currently being performed on the Ocean Rover. The Company took delivery of the Ocean Baroness in January 2002 and it was accepted by the customer on March 17, 2002, at which time it began its current contract offshore Malaysia. The approximate cost of the upgrade was $170 million. See "--Ocean Baroness Update."

     The Company also expects to spend approximately $100 million to significantly upgrade six of its 14 jack-up rigs over the next two years to expand the shallow water fleet's capabilities. The Ocean Titan and Ocean Tower, both 350- foot water depth capability independent-leg slot rigs, are scheduled to have cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed higher dayrates and greater utilization compared to slot rigs. The Ocean Spartan, Ocean Spur, Ocean Sovereign and the Ocean Heritage, all 250-foot water depth capability independent-leg cantilever rigs, are scheduled to have leg extensions installed enabling these rigs to work in water depths up to 300 feet. The Ocean Spartan, Ocean Spur and Ocean Heritage are currently in shipyards with their leg extension upgrades at various stages of completion. Upgrades planned for the Ocean Titan and Ocean Tower are expected to commence later in 2002. The upgrade of the Ocean Sovereign will commence in late 2002 or early 2003 once its current commitments have been met. The Company expects to finance these upgrades through the use of existing cash balances or internally generated funds.

      During the six months ended June 30, 2002, the Company spent $24.7 million in association with its continuing rig enhancement program and to meet other corporate capital expenditure requirements. These expenditures included purchases of drill pipe, anchor chain, riser, cranes, and other drilling equipment. The Company has budgeted $100.0 million for 2002 capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements.

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

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the six months ended June 30, 2002, DOTS had an operating loss of $1.3 million, primarily from two domestic turnkey projects. During the same period in 2001, DOTS provided turnkey and integrated services resulting in operating income of $0.5 million, primarily from the completion of one international turnkey project.

ACCOUNTING STANDARDS

     In July 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 loss of $7.7 million, net-of-tax, from early extinguishment of debt, as a result of the Company's redemption of the outstanding 3.75% Notes, out of extraordinary items. The pre-tax loss from early extinguishment of debt of $11.9 million was reclassified to "Interest expense." The related tax benefit was reclassified to "Income tax expense."

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company's adoption of SFAS No. 144 in January 2002 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flow.

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

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," "project," and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Outlook"), future uses of and requirements for financial resources, including, but not limited to, expenditures related to the deepwater upgrade of the Ocean Rover and six of the Company's jack-up rigs (see "-- Liquidity" and "-- Capital Resources") and interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk"). Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, casualty losses, industry fleet capacity, changes in foreign and domestic oil and gas exploration and production activity, competition, changes in foreign, political, social and economic conditions, war risk, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include and describe additional factors that could adversely affect the Company's business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of this report, and the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     At June 30, 2002, the fair value of the Company's Zero Coupon Debentures, based on quoted market prices, was approximately $426.5 million, compared to a carrying amount of $432.1 million.

     At June 30, 2002, the fair value of the Company's 1.5% Debentures, based on quoted market prices, was approximately $421.8 million, compared to a carrying amount of $460.0 million. At June 30, 2002, the contingent interest component of the Company's 1.5% Debentures was carried at its fair value of zero.

     At June 30, 2002, the fair value of the Company's Ocean Alliance lease-leaseback agreement, based on the present value of estimated future cash flows using a discount rate of 7.27%, was approximately $46.2 million, compared to a carrying amount of $46.4 million.

     At June 30, 2002, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, excluding CMO's, was approximately $627.5 million, which includes an unrealized holding gain of $4.8 million. The Company's investment in Treasury bills bear no interest and had an effective yield of 1.7% at June 30, 2002. The Company's investment in Treasury notes bear interest of 4.4%. These securities are U.S. government-backed, generally short-term and readily marketable.

     The fair market value of the Company's investment in CMO's at June 30, 2002 was approximately $135.4 million, which includes an unrealized holding gain of $0.4 million. The CMO's bear interest at rates ranging from 5.3% to 5.5%. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

FOREIGN EXCHANGE RISK

     In June 2002 the Company entered into foreign exchange forward contracts to purchase approximately 50.0 million Australian dollars; 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and
3.8 million to be purchased on July 31, 2003. In July 2001 the Company had contracted to purchase 3.5 million Australian dollars each month from August 31, 2001 through July 31, 2002. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward exchange rates. At June 30, 2002, an asset of $0.2 million reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. The associated unrealized net pre-tax gain of $0.2 million was included in "Other income (expense)" in the Consolidated Statement of Income for the quarter ended June 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Raymond Verdin, on behalf of himself and those similarly situated v. Pride Offshore, Inc., et al; C.A. No. G-01-168 in the United States District Court for the Southern District of Texas, Houston Division; formerly styled Raymond Verdin
v. R&B Falcon Drilling USA, Inc., et al; No. G-00-488 in the United States District Court for the Southern District of Texas, Galveston Division, filed October 10, 2000. The Company was named as a defendant in a proposed class action suit filed on behalf of offshore workers against all of the major offshore drilling companies. The proposed class included persons hired in the United States by the companies to work in the Gulf of Mexico and around the world. The allegation was that the companies, through trade groups, shared information in violation of the Sherman Antitrust Act and various state laws. Plaintiff Thomas Bryant replaced the named plaintiff as the proposed class representative. The lawsuit was seeking money damages and injunctive relief as well as attorneys' fees and costs. During the first quarter of 2001, the Company recorded a $10.0 million reserve for this pending litigation in the Company's Consolidated Statements of Income. In July 2001 the Company filed a stipulation of settlement with the District Court in which it agreed to settle the plaintiffs' outstanding claims for certain injunctive relief and a cash payment within the limits of the reserve. In April 2002 the United States District Judge for the Southern District of Texas, Houston Division, entered an order finally approving the proposed class action settlement and finally certifying the settlement class, and entered a final judgment and order of dismissal of this lawsuit. In June 2002 the Company made the final settlement payment of $9.4 million from its reserve for this litigation.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Stockholders (the "Annual Meeting") of Diamond Offshore Drilling, Inc. was held on May 21, 2002 in New York, New York. At the Annual Meeting, the holders of 128,559,930 shares of common stock out of 131,553,155 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

         a. To elect eight directors, each to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.

                                                                      NUMBER OF SHARES
                                                        ---------------------------------------------
                                                                                           BROKER
                                                            FOR           WITHHELD        NON-VOTE
                                                        -------------   -------------   -------------
                           James S. Tisch                 110,285,013      18,274,917        0
                           Lawrence R. Dickerson          110,600,943      17,958,987        0
                           Alan R. Batkin                 127,745,420         814,510        0
                           Herbert C. Hofmann             110,286,212      18,273,718        0
                           Arthur L. Rebell               110,600,848      17,959,082        0
                           William B. Richardson          127,884,052         675,878        0
                           Michael H. Steinhardt          105,354,322      23,205,608        0
                           Raymond S. Troubh              127,731,065         828,865        0

         b. To ratify the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company and its subsidiaries for fiscal year 2002.

                            For                         127,534,456
                            Against                         992,123
                            Abstain                          33,351
                            Broker Non-Vote                       0

ITEM 5.  OTHER INFORMATION.

    On June 4, 2002 William B. Richardson became the Democratic nominee for Governor of New Mexico and effective June 30, 2002 resigned his position as a member of the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company filed the following reports on Form 8-K during the second quarter of 2002:

         Date of Report                              Description of Report
         --------------                              ---------------------
         April 18, 2002                     Item 9 Regulation FD disclosure (informational only)

         April 25, 2002                     Disclosure of the Ocean Baroness marine riser incident

         June 4, 2002                       Item 9 Regulation FD disclosure (informational only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DIAMOND OFFSHORE DRILLING, INC.
                                             (Registrant)


Date     13-August-2002           By: /s/ Gary T. Krenek
                                      ------------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer


Date     13-August-2002               /s/ Beth G. Gordon
                                      -----------------------------------------
                                      Beth G. Gordon
                                      Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                 DESCRIPTION
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