Form 10-Q
period 2002-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2002-11-06
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002
                                                 ------------------

                                 OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ............... to ...............

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

         As of October 31, 2002 Common stock, $0.01 par value per share 130,336,455 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002


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

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................16

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................29

         ITEM 4.   CONTROLS AND PROCEDURES ......................................................30

PART II.  OTHER INFORMATION......................................................................31

         ITEM 1.   LEGAL PROCEEDINGS.............................................................31

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................31

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...............................................31

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................31

         ITEM 5.   OTHER INFORMATION.............................................................31

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................31

SIGNATURES.......................................................................................32

CERTIFICATIONS...................................................................................33

EXHIBIT INDEX....................................................................................35

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                   --------------    --------------
                                                                                        2002              2001
                                                                                   --------------    --------------
                                                                                     (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $      268,949    $      398,990
  Marketable securities ........................................................          677,979           748,387
  Accounts receivable ..........................................................          136,617           193,653
  Rig inventory and supplies ...................................................           41,228            40,814
  Prepaid expenses and other ...................................................           30,116            45,571
                                                                                   --------------    --------------
           Total current assets ................................................        1,154,889         1,427,415
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION .....................................................        2,075,018         2,002,873
GOODWILL, NET OF ACCUMULATED AMORTIZATION ......................................           28,118            38,329
OTHER ASSETS ...................................................................           32,481            33,900
                                                                                   --------------    --------------
           Total assets ........................................................   $    3,290,506    $    3,502,517
                                                                                   ==============    ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ............................................   $       10,426    $       10,426
  Accounts payable .............................................................           34,320            31,924
  Accrued liabilities ..........................................................           86,219            87,742
  Taxes payable ................................................................            5,433             5,862
  Securities sold under repurchase agreements ..................................               --           199,062
                                                                                   --------------    --------------
           Total current liabilities ...........................................          136,398           335,016
LONG-TERM DEBT .................................................................          931,840           920,636
DEFERRED TAX LIABILITY .........................................................          381,627           376,095
OTHER LIABILITIES ..............................................................           13,751            17,624
                                                                                   --------------    --------------
           Total liabilities ...................................................        1,463,616         1,649,371
                                                                                   --------------    --------------
COMMITMENTS AND CONTINGENCIES (NOTE 9) .........................................               --                --
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized, none
    issued and outstanding) ....................................................               --                --
  Common stock (par value $0.01, 500,000,000 shares authorized,
    133,457,055 shares issued and 131,017,355 shares outstanding at
    September 30, 2002 and 133,457,055 shares issued and 132,053,155
    shares outstanding at December 31, 2001) ...................................            1,335             1,335
  Additional paid-in capital ...................................................        1,263,692         1,267,952
  Retained earnings ............................................................          631,336           624,507
  Accumulated other comprehensive loss .........................................           (4,206)           (2,880)
  Treasury stock, at net cost (2,439,700 shares at September 30, 2002 and
    1,403,900 shares at December 31, 2001) .....................................          (65,267)          (37,768)
                                                                                   --------------    --------------
           Total stockholders' equity ..........................................        1,826,890         1,853,146
                                                                                   --------------    --------------
           Total liabilities and stockholders' equity ..........................   $    3,290,506    $    3,502,517
                                                                                   ==============    ==============



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                               ------------------------    ------------------------
                                                                  2002          2001          2002          2001
                                                               ----------    ----------    ----------    ----------
REVENUES ...................................................   $  174,146    $  230,636    $  547,488    $  663,192

OPERATING EXPENSES:
       Contract drilling ...................................      112,491       115,726       352,407       338,979
       Depreciation and amortization .......................       45,187        43,143       132,469       126,873
       General and administrative ..........................        7,026         6,054        21,114        19,020
                                                               ----------    ----------    ----------    ----------
            Total operating expenses .......................      164,704       164,923       505,990       484,872
                                                               ----------    ----------    ----------    ----------

OPERATING INCOME ...........................................        9,442        65,713        41,498       178,320

OTHER INCOME (EXPENSE):
       Interest income .....................................        6,660        13,156        23,892        36,436
       Interest expense ....................................       (5,998)       (5,927)      (17,758)      (32,244)
       Gain on sale of marketable securities ...............       21,858         6,720        34,021        19,626
       Other, net ..........................................         (449)         (232)          933        (2,897)
                                                               ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAX EXPENSE ...........................       31,513        79,430        82,586       199,241

INCOME TAX EXPENSE .........................................       (9,809)      (26,003)      (26,362)      (65,226)
                                                               ----------    ----------    ----------    ----------

NET INCOME .................................................   $   21,704    $   53,427    $   56,224    $  134,015
                                                               ==========    ==========    ==========    ==========

EARNINGS PER SHARE:
       BASIC ...............................................   $     0.17    $     0.40    $     0.43    $     1.00
                                                               ==========    ==========    ==========    ==========
       DILUTED .............................................   $     0.16    $     0.38    $     0.42    $     0.97
                                                               ==========    ==========    ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Shares of common stock ..............................      131,450       132,889       131,595       133,166

       Dilutive potential shares of common stock ...........        9,383        16,528         9,425        16,362
                                                               ----------    ----------    ----------    ----------
            Total weighted average shares outstanding ......      140,833       149,417       141,020       149,528
                                                               ==========    ==========    ==========    ==========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   ------------------------
                                                                                      2002          2001
                                                                                   ----------    ----------
OPERATING ACTIVITIES:
      Net income ...............................................................   $   56,224    $  134,015
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ..........................................      132,469       126,873
        Gain on sale of assets .................................................          (42)         (292)
        Gain on sale of marketable securities ..................................      (34,021)      (19,626)
        Loss from early debt extinguishment ....................................           --        11,880
        Deferred tax provision .................................................       16,450        42,686
        Accretion of discounts on marketable securities ........................       (3,602)       (2,358)
        Amortization of debt issuance costs ....................................          981         1,134
        Amortization of discount on zero coupon convertible debentures .........       11,204        10,819
      Changes in operating assets and liabilities:
        Accounts receivable ....................................................       57,036       (44,898)
        Rig inventory and supplies and other current assets ....................       15,041        24,293
        Other assets, non-current ..............................................          438       (32,561)
        Accounts payable and accrued liabilities ...............................          873         4,618
        Taxes payable ..........................................................         (429)        6,871
        Other liabilities, non-current .........................................       (3,873)        3,070
        Other items, net .......................................................       (1,893)       (1,979)
                                                                                   ----------    ----------
            Net cash provided by operating activities ..........................      246,856       264,545
                                                                                   ----------    ----------

INVESTING ACTIVITIES:
      Capital expenditures .....................................................     (206,055)     (162,457)
      Proceeds from sale of assets .............................................        1,483         1,577
      Net change in marketable securities ......................................      106,906        17,091
      Securities repurchased under repurchase agreements .......................     (199,062)           --
      Proceeds from settlement of forward contracts ............................          986           100
                                                                                   ----------    ----------
            Net cash used in investing activities ..............................     (295,742)     (143,689)
                                                                                   ----------    ----------

FINANCING ACTIVITIES:
      Acquisition of treasury stock ............................................      (30,567)      (30,966)
      Settlement of put options ................................................       (1,193)           --
      Proceeds from sale of put options ........................................           --         6,294
      Payment of dividends .....................................................      (49,395)      (49,993)
      Early extinguishment of debt - 3.75% convertible subordinated notes ......           --      (395,622)
      Issuance of 1.5% convertible senior debentures ...........................           --       460,000
      Debt issuance costs - 1.5% convertible senior debentures .................           --       (10,864)
                                                                                   ----------    ----------
            Net cash used in financing activities ..............................      (81,155)      (21,151)
                                                                                   ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ........................................     (130,041)       99,705
      Cash and cash equivalents, beginning of period ...........................      398,990       144,456
                                                                                   ----------    ----------
      Cash and cash equivalents, end of period .................................   $  268,949    $  244,161
                                                                                   ==========    ==========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL INFORMATION

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

Cash and Cash Equivalents and Marketable Securities

      Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents. Cash equivalents at December 31, 2001 included $199.1 million of invested cash deposits received in connection with securities sold under repurchase agreements. There were no securities sold under repurchase agreements at September 30, 2002. See "Securities Sold Under Agreements to Repurchase."

      The Company's investments are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive loss" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Income in "Interest income." The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method and the cost of equity securities sold is based on the average cost method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Income in "Other income (expense)."

Securities Sold Under Agreements to Repurchase

      The Company accounts for repurchase agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." From time to time the Company may lend securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must transfer to the Company cash collateral equal to the securities transferred. Cash deposits from these transactions are invested in short-term investments and are included in the Consolidated Balance Sheets in "Cash and cash equivalents." A liability is recognized for the obligation to return the cash collateral. The Company continues to receive interest income on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities." Interest expense associated with the related liability is recorded as an offset to "Interest income" in the Consolidated Statements of Income.

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

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt, including commitment fees, totaled $3.4 million for the nine months ended September 30, 2002 and $9.6 million for the nine months ended September 30, 2001. Cash payments for foreign income taxes, net of foreign tax refunds, were $10.1 million during the nine months ended September 30, 2002. A $14.5 million net cash refund of U.S. income tax was received during the nine months ended September 30, 2002. Cash payments for U.S. income taxes made during the nine months ended September 30, 2001 totaled $13.1 million. Cash payments for foreign income taxes, net of foreign tax refunds, made during the nine months ended September 30, 2001 totaled $2.3 million.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Income is as follows:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                     ------------------------    ------------------------
                                                        2002          2001          2002          2001
                                                     ----------    ----------    ----------    ----------
                                                                        (IN THOUSANDS)
Total interest cost including amortization of
   debt issuance costs ...........................   $    6,650    $    6,720    $   19,836    $   22,120
Capitalized interest .............................         (652)         (793)       (2,078)       (1,756)
Loss from early extinguishment of debt ...........           --            --            --        11,880
                                                     ----------    ----------    ----------    ----------
    Total interest expense as reported ...........   $    5,998    $    5,927    $   17,758    $   32,244
                                                     ==========    ==========    ==========    ==========

Goodwill

      Prior to January 1, 2002, goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") had been amortized on a straight-line basis over 20 years. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and, accordingly, has suspended amortization of goodwill. On January 1, 2002, goodwill and accumulated amortization was $69.0 million and $30.7 million, respectively. Amortization charged to operating expense during the quarter and nine months ended September 30, 2001 totaled $0.8 million and $2.5 million, respectively.

      During each of the nine months ended September 30, 2002 and 2001, an adjustment of $10.2 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero during the year 2004. See Note 6.

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

      During the nine months ended September 30, 2002 the Company purchased 1,035,800 shares of its common stock at an aggregate cost of $30.6 million, or at an average cost of $29.51 per share. This includes the Company's purchase of 500,000 shares of its common stock at an aggregate cost of $20.0 million, or at an average cost of $40.00 per share, upon the exercise of put options sold in February 2001. The Company reduced "Additional paid-in-capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and reported the net cost of the shares, $16.9 million, in "Treasury stock." During the nine months ended September 30, 2001, the Company purchased 1,363,900 shares of its common stock at an aggregate cost of $36.8 million, or at an average cost of $26.99 per share. In October 2002 the Company purchased 680,900 shares of its common stock at an aggregate cost of $12.9 million, or at an average cost of $18.88 per share.

      As of October 31, 2002, Loews Corporation ("Loews") owned 53.8% of the outstanding common shares of the Company. The Company had been a wholly owned subsidiary of Loews prior to its initial public offering in October 1995. The increase of Loews ownership from 53.1% at December 31, 2001 to 53.8% at October 31, 2002 is a result of the Company's purchase of its common stock during 2002.

      The Company settled put options which covered 1,000,000 shares of its common stock during the first nine months of 2002 with cash payments totaling $1.2 million and reduced "Additional paid-in-capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. The Company's remaining put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during the first nine months of 2002. There were no common equity put options outstanding at September 30, 2002.

Comprehensive Income

      Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. For the quarter and nine months ended September 30, 2002, comprehensive income totaled $20.2 million and $54.9 million, respectively. For the quarter and nine months ended September 30, 2001, comprehensive income totaled $66.0 million and $147.3 million, respectively. Comprehensive income includes net income, foreign currency translation gains and losses, minimum pension liability adjustments and unrealized holding gains and losses on marketable securities.

Currency Translation

      The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at period-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Accumulated other comprehensive loss." Currency transaction gains and losses are included in the Consolidated Statements of Income in "Other income (expense)." Additionally, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results.

Revenue Recognition

      Income from dayrate drilling contracts is recognized currently. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. The excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another is recognized in income over the primary term of the related drilling contract. Absent a contract, mobilization costs are recognized currently. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the primary term of the drilling contract.

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

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 loss of $7.7 million, net-of-tax, from early extinguishment of debt, as a result of the Company's redemption of its outstanding 3.75% Convertible Subordinated Notes Due 2007. The pre-tax loss from early extinguishment of debt of $11.9 million was reclassified to "Interest expense" and the related tax benefit was reclassified to "Income tax expense" in the Consolidated Statement of Income.

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

2. EARNINGS PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                               -------------------   -------------------
                                                                 2002       2001       2002       2001
                                                               --------   --------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME - BASIC (NUMERATOR): ............................   $ 21,704   $ 53,427   $ 56,224   $134,015
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ............         --         --         --      2,457
         Zero coupon convertible debentures ................         --      2,157         --      6,691
         1.5% Debentures ...................................      1,053      1,029      3,137      2,029
                                                               --------   --------   --------   --------
NET INCOME INCLUDING CONVERSIONS - DILUTED (NUMERATOR) .....   $ 22,757   $ 56,613   $ 59,361   $145,192
                                                               ========   ========   ========   ========

WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR): .............    131,450    132,889    131,595    133,166
    Effect of dilutive potential shares
         Convertible subordinated notes - 3.75% ............         --         --         --      3,429
         Zero coupon convertible debentures ................         --      6,929         --      6,929
         1.5% Debentures ...................................      9,383      9,383      9,383      5,946
         Stock options .....................................         --         --          4         --
         Put options .......................................         --        216         38         58
                                                               --------   --------   --------   --------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS - DILUTED
  (DENOMINATOR) ............................................    140,833    149,417    141,020    149,528
                                                               ========   ========   ========   ========
EARNINGS PER SHARE:
   Basic ...................................................   $   0.17   $   0.40   $   0.43   $   1.00
                                                               ========   ========   ========   ========
   Diluted .................................................   $   0.16   $   0.38   $   0.42   $   0.97
                                                               ========   ========   ========   ========

      The computation of diluted earnings per share ("EPS") for the quarter and nine months ended September 30, 2002 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures"), issued in June 2000. The inclusion of such shares would be antidilutive.

      Put options covering 1,687,321 shares of common stock at various stated exercise prices per share were outstanding during part of the first nine months of 2002 prior to their expiration or settlement. The computation of diluted EPS for the quarter and nine months ended September 30, 2002 excluded put options covering 1,687,321 shares and 1,648,931 shares of common stock, respectively, because the options' exercise prices were less than the average market price of the common stock.

      The computation of diluted EPS for the quarters ended September 30, 2002 and 2001 did not include stock options representing 338,150 shares and 182,700 shares of common stock, respectively. The computation of diluted EPS for the nine months ended September 30, 2002 did not include stock options representing 224,575 shares of common stock. Stock options included in the computation of diluted EPS for the nine months ended September 30, 2001 were immaterial for presentation purposes and did not include stock options representing 145,100 shares of common stock. Certain stock options were excluded because the options' exercise prices were more than the average market price per share of the common stock.

3. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                               SEPTEMBER 30, 2002
                                                     ------------------------------------
                                                                  UNREALIZED      FAIR
                                                        COST         GAIN         VALUE
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
     Due within one year .........................   $  497,230   $       70   $  497,300
Collateralized mortgage obligations ..............      177,867        2,812      180,679
                                                     ----------   ----------   ----------
     Total .......................................   $  675,097   $    2,882   $  677,979
                                                     ==========   ==========   ==========

                                                               DECEMBER 31, 2001
                                                     ------------------------------------
                                                                  UNREALIZED      FAIR
                                                        COST         GAIN         VALUE
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
     Due after one year through five years .......   $  247,453   $    2,689   $  250,142
     Due after five years through ten years ......       54,355        1,095       55,450
Collateralized mortgage obligations ..............      442,518          277      442,795
                                                     ----------   ----------   ----------
     Total .......................................   $  744,326   $    4,061   $  748,387
                                                     ==========   ==========   ==========

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:


                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                 ----------------------------    ----------------------------
                                     2002            2001            2002            2001
                                 ------------    ------------    ------------    ------------
                                                        (IN THOUSANDS)
Proceeds from sales ..........   $  1,177,899    $    463,953    $  3,396,577    $  1,434,795
Gross realized gains .........         21,953           6,809          36,888          19,720
Gross realized losses ........            (95)            (89)         (2,867)            (94)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Forward Exchange Contracts

      The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. The Company's primary technique for minimizing its foreign exchange risk involves structuring customer contracts to provide for payment in both the U. S. dollar and the foreign currency whenever possible. The payment portion denominated in the foreign currency is based on anticipated foreign currency requirements over the contract term. In some instances, when customer contracts cannot be structured to generate a sufficient amount of foreign currency for operating purposes, a foreign exchange forward contract may be used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

      In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. In July 2001 the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars at each month through July 31, 2002. These forward contracts are derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 and 2001 do not qualify for hedge accounting. At September 30, 2002, a liability of $0.7 million, reflecting the fair value of the forward contracts, was included with "Accrued liabilities" in the Consolidated Balance Sheet. A pre-tax loss of $0.8 million (comprised of a $0.1 million realized gain and a $0.9 million unrealized loss) was recorded in the Consolidated Statements of Income for the quarter ended September 30, 2002 in "Other income (expense)." A pre-tax gain of $0.2 million (comprised of a $1.0 million realized gain and a $0.8 million unrealized loss) was recorded in the Consolidated Statements of Income for the nine months ended September 30, 2002 in "Other income (expense)." For the quarter and nine months ended September 30, 2001 a pre-tax loss of $0.3 million related to the forward contracts (a $0.1 million realized gain and a $0.4 million unrealized loss) was recorded in the Consolidated Statements of Income in "Other income (expense)."

Contingent Interest

      On April 11, 2001, the Company issued $460.0 million principal amount of the 1.5% Debentures, which are due April 15, 2031 and contain a contingent interest provision (see Note 8). The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance or at September 30, 2002.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                               --------------    --------------
                                                                    2002              2001
                                                               --------------    --------------
                                                                        (IN THOUSANDS)
Drilling rigs and equipment ................................   $    2,969,846    $    2,732,333
Construction work-in-progress ..............................          129,020           163,308
Land and buildings .........................................           14,997            14,629
Office equipment and other .................................           20,752            19,731
                                                               --------------    --------------
          Cost .............................................        3,134,615         2,930,001
Less: accumulated depreciation .............................       (1,059,597)         (927,128)
                                                               --------------    --------------
          Drilling and other property and equipment, net ...   $    2,075,018    $    2,002,873
                                                               ==============    ==============

      Construction work-in-progress at September 30, 2002 included $102.0 million for the significant upgrade of the Ocean Rover to high specification capabilities.

      In March 2002, approximately $157.4 million was reclassified from construction work-in-progress to drilling rigs and equipment upon completion of the significant upgrade of the Ocean Baroness to high specification capabilities. The Company took delivery of the Ocean Baroness in January 2002 and it began operations offshore Malaysia in March 2002.

6. GOODWILL

      Goodwill from the merger with Arethusa in 1996 was generated from an excess of the purchase price over the net assets acquired. Prior to January 1, 2002 the Company was amortizing goodwill on a straight-line basis over 20 years. The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, has suspended amortization of goodwill in 2002.

      The Company's net income and earnings per share, adjusted to exclude amortization expense (net of its related tax benefit) for the quarter and nine months ended September 30, 2002 and 2001, are as follows:


                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                          -----------------------   -----------------------
                                                             2002         2001         2002         2001
                                                          ----------   ----------   ----------   ----------
                                                               (in thousands, except per share amounts)
Net income as reported ................................   $   21,704   $   53,427   $   56,224   $  134,015
Add back: Goodwill amortization (net of tax) ..........           --          511           --        1,644
                                                          ----------   ----------   ----------   ----------
Adjusted net income ...................................   $   21,704   $   53,938   $   56,224   $  135,659
                                                          ==========   ==========   ==========   ==========

BASIC EARNINGS PER SHARE:
    Net income as reported ............................   $     0.17   $     0.40   $     0.43   $     1.00
    Add back: Goodwill amortization (net of tax) ......           --           --           --         0.01
                                                          ----------   ----------   ----------   ----------
    Adjusted net income ...............................   $     0.17   $     0.40   $     0.43   $     1.01
                                                          ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE:
    Net income as reported ............................   $     0.16   $     0.38   $     0.42   $     0.97
    Add back: Goodwill amortization (net of tax) ......           --           --           --         0.01
                                                          ----------   ----------   ----------   ----------
    Adjusted net income ...............................   $     0.16   $     0.38   $     0.42   $     0.98
                                                          ==========   ==========   ==========   ==========

      For purposes of applying SFAS No. 142, the Company determined that it has one reporting unit to which to assign goodwill. As of January 1, 2002, the Company performed the transitional goodwill impairment test and determined that the fair value of the reporting unit exceeded its carrying value, and accordingly, no further testing for goodwill impairment was required. Annual goodwill impairment testing will be performed at year-end.

      There were no recognized intangible assets other than goodwill associated with the Arethusa merger.

      During each of the nine months ended September 30, 2002 and 2001, an adjustment of $10.2 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero during the year 2004.

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                            SEPTEMBER 30,    DECEMBER 31,
                                           --------------   --------------
                                                2002             2001
                                           --------------   --------------
                                                   (IN THOUSANDS)
Payroll and benefits ...................   $       28,940   $       25,880
Personal injury and other claims .......           27,729           25,471
Reserve for class action litigation ....               --            9,699
Interest payable .......................            5,830            1,645
Deferred revenue .......................            5,445            6,721
Other ..................................           18,275           18,326
                                           --------------   --------------
          Total ........................   $       86,219   $       87,742
                                           ==============   ==============

8. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2002              2001
                                                --------------    --------------
                                                         (IN THOUSANDS)
Zero Coupon Debentures ......................   $      435,898    $      424,694
1.5% Debentures .............................          460,000           460,000
Ocean Alliance lease-leaseback agreement ....           46,368            46,368
                                                --------------    --------------
                                                       942,266           931,062
Less: Current maturities ....................          (10,426)          (10,426)
                                                --------------    --------------
          Total .............................   $      931,840    $      920,636
                                                ==============    ==============

9. COMMITMENTS AND CONTINGENCIES

      Various claims have been filed against the Company in the ordinary course of business, including claims by offshore workers alleging personal injuries. Management believes that the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                      ------------------------   ------------------------
                                         2002          2001         2002          2001
                                      ----------    ----------   ----------    ----------
                                                        (IN THOUSANDS)
High Specification Floaters .......   $   72,376    $   81,168   $  222,771    $  240,386
Other Semisubmersibles ............       80,745       101,206      242,802       279,237
Jack-ups ..........................       18,703        48,245       75,042       139,203
Integrated Services ...............        3,017            16        9,246         5,524
Other .............................           --             1         (436)          210
Eliminations ......................         (695)           --       (1,937)       (1,368)
                                      ----------    ----------   ----------    ----------
        Total revenues ............   $  174,146    $  230,636   $  547,488    $  663,192
                                      ==========    ==========   ==========    ==========

Geographic Areas

      At September 30, 2002, the Company had drilling rigs located offshore nine countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2002       2001       2002       2001
                                                --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States .............................   $ 71,098   $148,767   $232,291   $422,265

  Foreign:
     Europe/Africa ..........................     21,807     17,772     76,896     43,058
     Australia/Southeast Asia ...............     37,501     25,450    107,966     61,817
     South America ..........................     43,740     38,647    130,335    136,052
                                                --------   --------   --------   --------
          Total revenues ....................   $174,146   $230,636   $547,488   $663,192
                                                ========   ========   ========   ========

11. OTHER INCOME AND EXPENSE (OTHER, NET)

      Other, net consists of the following:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                      --------------------    -------------------
                                        2002        2001        2002       2001
                                      --------    --------    --------   --------
                                                     (IN THOUSANDS)
Gain (loss) on sale of assets .....   $    (23)   $     83    $     42   $    292
Class action litigation ...........        314          --         314    (10,000)
Settlement of litigation ..........         --          --          --      7,284
Other .............................       (740)       (315)        577       (473)
                                      --------    --------    --------   --------
     Total other, net .............   $   (449)   $   (232)   $    933   $ (2,897)
                                      ========    ========    ========   ========

12. SUBSEQUENT EVENT

      The Company announced on November 5, 2002 that its subsidiary, Diamond Offshore Drilling Limited, has signed a memorandum of agreement to purchase the semisubmersible drilling rig Omega for $65.0 million. The agreement is subject to certain conditions and the purchase is expected to be completed in the first quarter of 2003.

      Prior to the delivery of the rig, the Omega will undergo its regularly scheduled five year survey at which time the seller has agreed to perform various upgrades to enhance the rig's equipment.

      The Omega, currently working offshore South Africa, is a 3rd generation Bingo 3000 design rig constructed in 1983 which has been upgraded to work in water depths of up to 3,000 feet. The rig has worked in the North Sea, West Africa and the Gulf of Mexico.

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

Recent Events

      Omega. The Company announced on November 5, 2002 that its subsidiary, Diamond Offshore Drilling Limited, has signed a memorandum of agreement to purchase the semisubmersible drilling rig Omega for $65.0 million. The agreement is subject to certain conditions and the purchase is expected to be completed in the first quarter of 2003.

      Prior to the delivery of the rig, the Omega will undergo its regularly scheduled five year survey at which time the seller has agreed to perform various upgrades to enhance the rig's equipment.

      The Omega, currently working offshore South Africa, is a 3rd generation Bingo 3000 design rig constructed in 1983 which has been upgraded to work in water depths of up to 3,000 feet. The rig has worked in the North Sea, West Africa and the Gulf of Mexico.

      Ocean Lexington. On October 4, 2002 the Company reported that its semisubmersible drilling unit, Ocean Lexington, parted its moorings and drifted approximately 45 miles from its original location as a result of Hurricane Lili. The rig and the well that it had been drilling were secured and all personnel were evacuated prior to the storm in accordance with normal hurricane procedures. Subsequently the rig was towed back to its original pre-storm location where it recommenced operations. A top-side inspection and an underwater examination of the lower hulls was performed and it was determined that the rig was undamaged.

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

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are outlined in Note 1 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. Such policies, and management judgements, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                ------------------------     INCREASE/
                                                   2002          2001       (DECREASE)
                                                ----------    ----------    ----------
                                                            (IN THOUSANDS)
REVENUES
  High Specification Floaters ...............   $   72,376    $   81,168    $   (8,792)
  Other Semisubmersibles ....................       80,745       101,206       (20,461)
  Jack-ups ..................................       18,703        48,245       (29,542)
  Integrated Services .......................        3,017            16         3,001
  Other .....................................           --             1            (1)
  Eliminations ..............................         (695)           --          (695)
                                                ----------    ----------    ----------
          Total Revenues ....................   $  174,146    $  230,636    $  (56,490)
                                                ==========    ==========    ==========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ...............   $   38,114    $   30,971    $    7,143
  Other Semisubmersibles ....................       51,064        56,024        (4,960)
  Jack-ups ..................................       20,728        27,619        (6,891)
  Integrated Services .......................        3,038           196         2,842
  Other .....................................          242           916          (674)
  Eliminations ..............................         (695)           --          (695)
                                                ----------    ----------    ----------
          Total Contract Drilling Expense ...   $  112,491    $  115,726    $   (3,235)
                                                ==========    ==========    ==========
OPERATING INCOME
  High Specification Floaters ...............   $   34,262    $   50,197    $  (15,935)
  Other Semisubmersibles ....................       29,681        45,182       (15,501)
  Jack-ups ..................................       (2,025)       20,626       (22,651)
  Integrated Services .......................          (21)         (180)          159
  Other .....................................         (242)         (915)          673
  Depreciation and Amortization Expense .....      (45,187)      (43,143)       (2,044)
  General and Administrative Expense ........       (7,026)       (6,054)         (972)
                                                ----------    ----------    ----------
          Total Operating Income ............   $    9,442    $   65,713    $  (56,271)
                                                ==========    ==========    ==========

      High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $8.8 million during the quarter ended September 30, 2002 compared to the same quarter of 2001. A decline in average operating dayrates (excluding the

Ocean Baroness which was in a shipyard undergoing an upgrade during the third quarter of 2001), from $120,900 per day during the third quarter of 2001 to $103,100 per day during the same quarter of 2002, resulted in a $13.1 million decrease in revenue. The greatest reductions in average dayrates were to the Ocean America, Ocean Valiant and Ocean Star which dropped $55,000, $45,400 and $30,500, respectively.

      Lower utilization accounted for $8.6 million of the decrease in third quarter 2002 revenues. Utilization fell to 78% (excluding the Ocean Baroness) during the third quarter of 2002 from 91% for the same period in 2001. The Ocean Victory spent approximately half of the third quarter of 2002 in a shipyard for an inspection and repairs. The Ocean America was stacked for half of the third quarter of 2002 and the Ocean Star was idle for one month during the same quarter of 2002. Utilization improvements from the Ocean Alliance, which worked the entire third quarter of 2002 but was stacked one month during the third quarter of 2001 undergoing repairs, partially offset the decrease in utilization.

      Partially offsetting the overall decline in revenues was $12.9 million generated by the Ocean Baroness, which began operations in mid-March 2002 upon completion of its upgrade to high specification capabilities.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the quarter ended September 30, 2002 increased $7.1 million from the same period in 2001 primarily due to $4.5 million in operating expenses from the Ocean Baroness. Contract drilling expense for the Ocean Victory and the Ocean Quest increased $1.3 million and $0.7 million, respectively, during the third quarter of 2002 as both rigs spent time in a shipyard for inspection and repairs.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the quarter ended September 30, 2002 decreased $20.5 million from the same period in 2001. Utilization declined to 61% during the third quarter of 2002 from 74% during the third quarter of 2001, resulting in a $15.7 million revenue reduction. The Ocean Voyager and the Ocean Endeavor were both cold stacked during the entire third quarter of 2002 but worked part of the third quarter of 2001. The Ocean New Era was stacked during the entire third quarter of 2002 but worked all of the same period in 2001. The Ocean Nomad and the Ocean Worker both were stacked for part of the third quarter of 2002 but worked all of the third quarter of 2001. Partially offsetting this decrease in utilization was the Ocean Yorktown which worked most of the third quarter of 2002 but spent the same period in 2001 in a shipyard for inspection and repairs.

      Of the $20.5 million revenue decline in the third quarter of 2002, $4.8 million resulted from lower overall dayrates earned by the other semisubmersible rig fleet. However, the average operating dayrate for this fleet increased to $69,100 during the third quarter of 2002 from $67,200 during the third quarter of 2001. This occurred because several of the rigs that were contracted at lower dayrates in the third quarter of 2001 were stacked throughout the third quarter of 2002. Consequently, the average operating dayrate rose in 2002 for the working rigs in this category. Significant changes in average operating dayrates included the Ocean Worker and the Ocean Whittington which were lower by approximately $87,500 and $42,600, respectively, and the Ocean Guardian and Ocean Princess which were higher by approximately $21,000 and $19,000, respectively.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles decreased $5.0 million during the quarter ended September 30, 2002 compared to the same quarter of 2001. Contract drilling expense was $4.2 million lower than in the same period of 2001 as a result of cold stacking the Ocean Voyager and Ocean Endeavor in 2002. Operating expenses for the Ocean Yorktown were lower in the third quarter of 2002 compared to the same period of 2001 due to approximately $1.4 million incurred for inspection and repairs in 2001. Cost savings of $1.0 million were achieved by reducing crews on the Ocean New Era which was stacked during the third quarter of 2002. Partially offsetting these expense reductions was an increase in expense of $0.9 million for cold stacking preparations of the Ocean Liberator.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $29.5 million in the third quarter of 2002 compared to the same period in 2001. Lower average operating dayrates for all of the Company's jack-up rigs accounted for a $16.9 million decrease in revenue. Average operating dayrates fell to $22,400 during the third quarter of 2002 from $44,700 during the third quarter of 2001.

      Revenues decreased an additional $12.6 million as utilization declined to 65% during the third quarter of 2002 from 84% for the same period in 2001. The Ocean Spartan, Ocean Spur, Ocean Tower and Ocean Heritage spent parts of the third quarter of 2002 in shipyards undergoing upgrades which resulted in a $13.7 million decrease in revenue. See "--Capital Resources." The Ocean Champion, which worked part of the third quarter of 2001, was cold stacked the entire third quarter of 2002 resulting in a $1.6 million reduction in revenue. Revenues of $2.1 million contributed by the Ocean Summit were partially offsetting. This rig worked all of the third quarter of 2002 but was in a shipyard for inspection and repairs in the third quarter of 2001.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the third quarter of 2002 decreased $6.9 million compared to the same period in 2001. Contract drilling expense for the Ocean Spartan, Ocean Spur, Ocean Tower and Ocean Heritage was lower by $2.9 million for the third quarter of 2002 as a result of the reduction in operating costs while these rigs were in shipyards for upgrades. Contract drilling expense for the Ocean Champion, which was cold stacked during the third quarter of 2002, decreased $2.2 million from the same quarter in 2001. In addition, contract drilling expense was lower by $1.4 million in the third quarter of 2002 due to inspections and repairs to the Ocean Summit incurred during the third quarter of 2001.

      Integrated Services.

      Operating losses from integrated services occurred in both the quarters ended September 30, 2002 and 2001 despite a $3.0 million improvement in revenue resulting primarily from a turnkey well drilled in the Gulf of Mexico during the third quarter of 2002. During the same period in 2001, engineering services were provided in the Gulf of Mexico.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense for the third quarter of 2002 increased $2.0 million over the same period in 2001. Higher 2002 depreciation resulted primarily from depreciation expense of 2002 capital additions and additional depreciation for the Ocean Baroness, which completed its deepwater upgrade and began operations in March 2002. The suspension of goodwill amortization on January 1, 2002 partially offset this increase. See Note 1 "--Goodwill" and Note 6 to the Company's Consolidated Financial Statements in
Item 1 of Part I of this report.

      General and Administrative Expense.

      General and administrative expense for the third quarter of 2002 of $7.0 million increased $0.9 million over $6.1 million for the third quarter of 2001 primarily due to higher personnel costs and professional expenses in the third quarter of 2002.

      Interest Income.

      Interest income of $6.7 million for the quarter ended September 30, 2002 decreased $6.5 million from $13.2 million for the same period in 2001 primarily due to lower interest rates earned on cash and marketable securities in 2002.

      Gain on Sale of Marketable Securities.

      Gain on sale of marketable securities of $21.9 million for the quarter ended September 30, 2002 increased $15.2 million from $6.7 million for the same period in 2001 due to the sale of securities with higher interest rates in a market of declining interest rates.

      Income Tax Expense.

      Income tax expense of $9.8 million for the quarter ended September 30, 2002 decreased $16.2 million from $26.0 million for the same period in 2001 primarily as a result of a $47.9 million decrease in "Income before income tax expense" in 2002.

      The effective income tax rate for the third quarter of 2002 was 31.1%. The estimated annual effective tax rate is 31.9%. The Company indefinitely reinvests the earnings of its U.K. subsidiaries, and accordingly, provides no deferred U.S. income taxes on these earnings. The tax rate in the U.K. is lower than the U.S. statutory rate. During the third quarter of 2002, the full year projected earnings of the Company's U.K. subsidiaries changed relative to the Company's projected worldwide earnings.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ------------------------     INCREASE/
                                                   2002          2001       (DECREASE)
                                                ----------    ----------    ----------
                                                            (IN THOUSANDS)
REVENUES
  High Specification Floaters ...............   $  222,771    $  240,386    $  (17,615)
  Other Semisubmersibles ....................      242,802       279,237       (36,435)
  Jack-ups ..................................       75,042       139,203       (64,161)
  Integrated Services .......................        9,246         5,524         3,722
  Other .....................................         (436)          210          (646)
  Eliminations ..............................       (1,937)       (1,368)         (569)
                                                ----------    ----------    ----------
          Total Revenues ....................   $  547,488    $  663,192    $ (115,704)
                                                ==========    ==========    ==========
CONTRACT DRILLING EXPENSE
  High Specification Floaters ...............   $  112,762    $   90,550    $   22,212
  Other Semisubmersibles ....................      160,652       162,494        (1,842)
  Jack-ups ..................................       69,015        79,322       (10,307)
  Integrated Services .......................       10,568         5,170         5,398
  Other .....................................        1,347         2,811        (1,464)
  Eliminations ..............................       (1,937)       (1,368)         (569)
                                                ----------    ----------    ----------
          Total Contract Drilling Expense ...   $  352,407    $  338,979    $   13,428
                                                ==========    ==========    ==========
OPERATING INCOME
  High Specification Floaters ...............   $  110,009    $  149,836    $  (39,827)
  Other Semisubmersibles ....................       82,150       116,743       (34,593)
  Jack-ups ..................................        6,027        59,881       (53,854)
  Integrated Services .......................       (1,322)          354        (1,676)
  Other .....................................       (1,783)       (2,601)          818
  Depreciation and Amortization Expense .....     (132,469)     (126,873)       (5,596)
  General and Administrative Expense ........      (21,114)      (19,020)       (2,094)
                                                ----------    ----------    ----------
          Total Operating Income ............   $   41,498    $  178,320    $ (136,822)
                                                ==========    ==========    ==========

      High Specification Floaters.

      Revenues. Revenues from high specification floaters during the nine months ended September 30, 2002 decreased $17.6 million from the same period in 2001. Lower utilization accounted for $24.1 million of the decrease, dropping from 94% during the first nine months of 2001 to 82% (excluding the Ocean Baroness which was in a shipyard undergoing an upgrade during all of 2001) during the same period in 2002. Utilization for the Ocean America declined as the rig was idle for approximately five of the first nine months of 2002 but worked throughout the same period in 2001. In addition, the Ocean Star and the Ocean Victory spent three months and one and one-half months, respectively, in 2002 in a shipyard for inspection and repairs but worked all of the first nine months of 2001.

      Decreases in the average operating dayrates contributed $20.3 million to the revenue decline as average dayrates dropped to $108,800 (excluding the Ocean Baroness) during the first nine months of 2002 from $116,900 during the same period of 2001. The most significant average dayrate decreases were to the Ocean Valiant and the Ocean Victory which declined $39,700 and $18,800, respectively.

      The Ocean Baroness, which began operations in mid-March 2002 after completing an upgrade to high specification capabilities, contributed $26.8 million to revenue during the first nine months of 2002.

      Contract Drilling Expense. Contract drilling expense for high specification floaters during the nine months ended September 30, 2002 increased $22.2 million from the same period in 2001. Operating expenses for the Ocean Baroness added $11.9 million to 2002 contract drilling expense in the first nine months and included costs incurred in connection with the recovery of its marine riser, net of costs charged to an insurance claim, as well as its normal operating costs. Mobilization to the shipyard for inspection and repairs of the Ocean Star, Ocean Victory and Ocean Quest in 2002 resulted in increased expenses of $3.7 million. Higher Brazilian customs fees in 2002 for the importation of spare parts and supplies for the Ocean Alliance and the Ocean Clipper were responsible for increased costs of $1.9 million. The 2001 recognition of a $1.8 million revision to an estimated insurance deductible for the Ocean Clipper, which lowered costs in the 2001 period, also contributed to the higher comparative costs in 2002.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the nine months ended September 30, 2002 decreased $36.4 million from the same period in 2001. Lower utilization accounted for $30.0 million of the decrease, dropping to 61% for the first nine months of 2002 from 74% for the same period in 2001. The Ocean Voyager and the Ocean Endeavor have both been cold stacked since March 2002 and the Ocean New Era has been stacked throughout the first nine months of 2002. All of these rigs worked the majority of 2001. During part of the first nine months of 2002 the Ocean Worker was in a shipyard for inspection and repairs and the Ocean Saratoga was in a shipyard for repairs. Both of these rigs worked most of the same period in 2001. The Ocean Ambassador and the Ocean General were both stacked for more days during the first nine months of 2002 than the same period in 2001. Utilization of the Ocean Yorktown, which worked most of the first nine months of 2002 but spent part of the year in a shipyard during the same period of 2001, was partially offsetting.

      Lower overall average dayrates contributed $6.4 million to the decrease in other semisubmersibles revenue. However, the average operating dayrate for this fleet increased to $69,300 during the nine months ended 2002 from $65,700 during the same period of 2001. This occurred because several of the rigs that were contracted at lower dayrates in 2001 were stacked throughout parts of 2002. Consequently, the average operating dayrate rose in 2002 for the working rigs in this category. Significant changes in average operating dayrates included the Ocean Worker and Ocean Whittington which decreased approximately $72,600 and $32,600, respectively, and the Ocean Guardian and Ocean Princess which increased approximately $31,000 and $27,800, respectively.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles was $1.8 million lower in the first nine months of 2002 than in the same period in 2001. The Ocean Endeavor and the Ocean Voyager, which have been cold stacked since March 2002, contributed cost savings of $9.8 million while the Ocean New Era and the Ocean Ambassador, which were both stacked with reduced crews for most of the nine months ended September 30, 2002, lowered costs by $3.8 million. Partially offsetting was the mobilization of the Ocean Worker to a shipyard for inspection and repairs, which added $2.4 million to contract drilling expense in 2002. Contract drilling expense for the Ocean Nomad was $2.4 million higher during the first nine months of 2002 primarily due to the reduction in operating costs in 2001 while the rig was in a shipyard for an upgrade. An increase in Brazilian customs fees for the importation of spare parts and supplies for the Ocean Yatzy, Ocean Yorktown and Ocean Winner resulted in a $2.3 million increase to contract drilling expense. The inspection, repair and subsequent mobilization of the Ocean General to Vietnam and the preparation of the Ocean Liberator for cold stacking each added $0.9 million to contract drilling expense during the first nine months of 2002.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $64.2 million in the first nine months of 2002 compared to the same period in 2001. Average operating dayrates of $27,200 during the first nine months of 2002, down from $42,700 during the first nine months of 2001, resulted in a $41.1 million decline in revenue as all of the Company's jack-up rigs operating in the Gulf of Mexico experienced dayrate decreases. Only the Ocean Heritage, a rig which operated offshore Indonesia and Australia, experienced a substantial increase in average dayrate, to $83,600 for the first nine months of 2002 from $34,700 for the same period of 2001.

      Revenues decreased $23.1 million as a result of a decline in utilization to 72% in the first nine months of 2002 from 85% for the same period in 2001. Utilization was down for the Ocean Champion, which was idle and/or cold stacked the entire first nine months of 2002, and for the Ocean Spartan, Ocean Spur, Ocean Tower and Ocean Heritage which spent various amounts of time in shipyards undergoing their upgrades during 2002. All five of these jack-ups worked most of the first nine months of 2001. Higher utilization in 2002 for the Ocean Sovereign, which worked the entire first nine months of 2002 but spent most of the first nine months of 2001 in a shipyard for repairs, was partially offsetting.

      Contract Drilling Expense. Contract drilling expense for jack-ups decreased $10.3 million in the first nine months of 2002 compared to the same period in 2001. Contract drilling expense was $5.4 million lower in 2002 for the Ocean Spartan, Ocean Spur, Ocean Tower and Ocean Heritage as a result of a reduction in operating costs while these rigs were being upgraded. Contract drilling expense was $4.2 million lower for the Ocean Champion which was idle and/or cold stacked during the first nine months of 2002 but operated most of the comparable period in 2001. Increased contract drilling expense during the first half of 2001 from repairs to the Ocean Nugget, Ocean Crusader and Ocean Summit also contributed to the cost reductions in 2002. Higher expenses for the Ocean Heritage in 2002, primarily due to the mobilization of the rig from Indonesia to Australia and higher labor costs in Australia, were partially offsetting.

      Integrated Services.

      Operating income for integrated services decreased $1.7 million during the nine months ended September 30, 2002 compared to the same period of 2001 resulting from the difference in type and magnitude of projects during those periods. During the first nine months of 2002, an operating loss of $1.3 million resulted primarily from an unprofitable turnkey project in the Gulf of Mexico. During the same period in 2001, operating income of $0.4 million was primarily due the completion of one international turnkey project.

      Depreciation and Amortization Expense.

      Depreciation and amortization expense for the nine months ended September 30, 2002 increased $5.6 million over the first nine months of 2001. Higher 2002 depreciation resulted primarily from depreciation for 2002 capital additions and additional depreciation for the Ocean Baroness, which completed its deepwater upgrade and began operations in March 2002. The suspension of goodwill amortization on January 1, 2002 partially offset this increase. See Note 1 "--Goodwill" and Note 6 to the Company's Consolidated Financial Statements in
Item 1 of Part I of this report.

      General and Administrative Expense.

      General and administrative expense for the nine months ended September 30, 2002 of $21.1 million increased $2.1 million over $19.0 million for the same period in 2001. This increase was primarily due to higher personnel costs and professional expenses in 2002.

      Interest Income.

      Interest income of $23.9 million for the nine months ended September 30, 2002 decreased $12.5 million from $36.4 million for the same period in 2001 primarily due to lower interest rates earned on cash and marketable securities in 2002. Interest expense of $0.7 million incurred in connection with the Company's repurchase agreements, which is offset against the related interest income, also contributed to the decrease. See Note 1 "--Securities Sold Under Agreements to Repurchase" in Item 1 of Part I of this report.

      Interest Expense.

      Interest expense of $17.8 million for the nine months ended September 30, 2002 decreased $14.4 million from $32.2 million for the same period in 2001 primarily due to the $11.9 million pre-tax loss from the April 2001 redemption of the Company's 3.75% Convertible Subordinated Notes Due 2007 ("3.75% Notes"). In addition, the Company's interest rate in 2002 was lower than in 2001 resulting from the redemption in 2001 of the 3.75% Notes and the issuance of the 1.5% Convertible Senior Debentures due 2031 (the "1.5% Debentures") on April 11, 2001. Higher interest capitalized to the Ocean Baroness and Ocean Rover upgrades also contributed to reduced interest expense during the first nine months of 2002 compared to the same period in 2001. See "--Liquidity."

      Gain on Sale of Marketable Securities.

      Gain on sale of marketable securities of $34.0 million for the nine months ended September 30, 2002 increased $14.4 million from $19.6 million for the same period in 2001 due to the sale of securities with higher interest rates in a market of declining interest rates.

      Other Income and Expense (Other, net).

      Other income of $0.9 million for the nine months ended September 30, 2002 increased $3.8 million from other expense of $2.9 million for the same period in 2001. Other income in 2002 included a $0.2 million pre-tax gain on forward contracts and a $0.3 million reversal of the remaining reserve associated with the class action litigation settled in June 2002. Other expense in 2001 included a $10.0 million expense associated with the class action litigation reserve partially offset by a $7.3 million receipt for settled litigation.

      Income Tax Expense.

      Income tax expense of $26.4 million for the nine months ended September 30, 2002 decreased $38.8 million from $65.2 million for the same period in 2001 primarily as a result of the $116.7 million decrease in "Income before income tax expense" in 2002.

OUTLOOK

      Demand for the Company's services has historically been stimulated by high oil and natural gas prices. However, the recovery of oil and natural gas prices that began in late 2001 has not resulted in increased spending by the Company's customers as previously experienced. The Company believes that its customers are reluctant to increase offshore contract drilling expenditures because of economic uncertainty and concern about the sustainability of the product price recovery.

      In the Gulf of Mexico, work for the Company's jack-up fleet remains steady but the Company believes that this market, which previously in the year had shown signs of modest improvement, appears to have plateaued. Utilization for its mid-water depth semisubmersibles in the Gulf of Mexico has improved slightly since the beginning of the year but the work continues to be on a well-to-well basis with no long-term contracts being secured. Likewise, the Company's rigs in the deepwater Gulf of Mexico are staying busy for the most part but working well-to-well.

      Internationally, the Company expects its business to remain relatively constant with the exception of the North Sea, where a change in the tax regime has exacerbated an already weak market. In addition, the Ocean Baroness, which is operating offshore Malaysia, is scheduled to conclude its current commitment in December 2002.

LIQUIDITY

      At September 30, 2002, the Company's cash and marketable securities totaled $946.9 million, down from $1.1 billion at December 31, 2001. Cash of $199.1 million generated by repurchase agreements is included at December 31, 2001. See Note 1 "--Securities Sold Under Agreements to Repurchase" in Item 1 of
Part I of this report. A discussion of the sources and uses of cash for the nine months ended September 30, 2002 compared to the same period in 2001 follows.


                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                ------------------------
                                                   2002          2001         CHANGE
                                                ----------    ----------    ----------
                                                            (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income ................................   $   56,224    $  134,015    $  (77,791)
  Depreciation and amortization .............      132,469       126,873         5,596
  Other non-cash items ......................       (9,030)       44,243       (53,273)
  Working capital ...........................       67,193       (40,586)      107,779
                                                ----------    ----------    ----------
                                                $  246,856    $  264,545    $  (17,689)
                                                ==========    ==========    ==========

      Cash generated by net income adjusted for non-cash items, including depreciation and amortization, for the nine months ended September 30, 2002 decreased $125.5 million compared to the same period in 2001 primarily due to a decline in results of operations in 2002. Working capital items provided $67.2 million during the nine months ended September 30, 2002 compared to a $40.6 million use of cash in the comparable period of 2001. The $107.8 million fluctuation in working capital items resulted primarily from a reduction in accounts receivable related to the lower overall activity of the Company's fleet.

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ------------------------
                                                             2002          2001         CHANGE
                                                          ----------    ----------    ----------
                                                                      (IN THOUSANDS)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures ................................   $ (206,055)   $ (162,457)   $  (43,598)
  Proceeds from sale of assets ........................        1,483         1,577           (94)
  Net change in marketable securities .................      106,906        17,091        89,815
  Securities repurchased under repurchase agreements ..     (199,062)           --      (199,062)
  Proceeds from settlement of forward contracts .......          986           100           886
                                                          ----------    ----------    ----------
                                                          $ (295,742)   $ (143,689)   $ (152,053)
                                                          ==========    ==========    ==========

      Net cash used in investing activities increased $152.1 million for the nine months ended September 30, 2002 compared to the same period in 2001. This increase in cash usage was primarily due to $199.1 million used for the repurchase of securities sold under repurchase agreements in 2001 and cash used for capital expenditures in 2002, primarily for the completion of the Ocean Baroness upgrade and the ongoing upgrade of the Ocean Rover. Cash provided by investing activities increased $89.8 million in the nine months ended September 30, 2002 compared to the same period in 2001 from the net sale of certain of the Company's investments in marketable securities.


                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ------------------------
                                                   2002          2001         CHANGE
                                                ----------    ----------    ----------
                                                            (IN THOUSANDS)
NET CASH USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock .............   $  (30,567)   $  (30,966)   $      399
  (Settlement)/proceeds of put options ......       (1,193)        6,294        (7,487)
  Payment of dividends ......................      (49,395)      (49,993)          598
  Early debt extinguishment .................           --      (395,622)      395,622
  Issuance of 1.5% Debentures ...............           --       460,000      (460,000)
  Debt issuance costs .......................           --       (10,864)       10,864
                                                ----------    ----------    ----------
                                                $  (81,155)   $  (21,151)   $  (60,004)
                                                ==========    ==========    ==========


      The Company spent $81.2 million of cash during the first nine months of 2002 primarily for the payment of dividends to stockholders and the purchase of the Company's common stock. During the first nine months of 2002, the Company purchased 1,035,800 shares of its common stock at an aggregate cost of $30.6 million, or at an average cost of $29.51 per share. This includes the Company's purchase of 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report. In October 2002 the Company purchased 680,900 shares of its common stock at an aggregate cost of $12.9 million, or at an average of $18.88 per share. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise.

      Cash used in financing activities in the first nine months of 2002 also included payments totaling $1.2 million for the settlement of put options which covered 1,000,000 shares of the Company's common stock. Financing activities in the same period of 2001 provided cash from premiums of $6.3 million received from the sale of put options covering 1,500,000 shares of the Company's common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of its common stock. Put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during the nine months ended September 30, 2002. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

      Cash provided by financing activities for the first nine months of 2001 consisted primarily of net proceeds of $449.1 million from the issuance of $460.0 million principal amount of the 1.5% Debentures on April 11, 2001.

      The primary source of cash usage for financing activities in 2001 resulted from the Company's redemption of all of its outstanding 3.75% Notes in accordance with the indenture under which they were issued. The Company redeemed the outstanding 3.75% Notes at 102.8% of the principal amount thereof plus accrued interest of $2.1 million for a total cash payment of $397.7 million, resulting in an $11.9 million loss which is reported in "Interest expense" in the Consolidated Statements of Income.

      Contractual Cash Obligations.

      The Company's primary contractual obligations are its debt obligations shown below at face value.


                                    CONTRACTUAL OBLIGATIONS
                                    PAYMENTS DUE BY PERIOD
                   ---------------------------------------------------------
                               LESS THAN     1 - 3       4 - 5      AFTER 5
                     TOTAL      1 YEAR       YEARS       YEARS       YEARS
                   ---------   ---------   ---------   ---------   ---------
                                        (IN THOUSANDS)
Debt obligations   $ 931,840   $  10,426   $  23,124   $  12,818   $ 885,472
                   =========   =========   =========   =========   =========

      The Company is required to repurchase its Zero Coupon Convertible Debentures due 2020 at the option of the holder in June 2005, June 2010 and June 2015. In addition, the Company may be required by holders to purchase all or a portion of their 1.5% Debentures on April 15, 2008. The Company has the option to pay such repurchase price for both series of convertible debentures in cash or shares of the Company's common stock or a combination of cash and common stock.

      Under the Company's December 2000 lease-leaseback agreement with a European bank which has a five-year term, the Company is required to make five annual payments of $13.7 million including principal and interest.

      The Company's operating leases have not changed materially from those discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The Company is contingently liable as of September 30, 2002 in the amount of $16.5 million under certain performance, bid, customs and export bonds. Banks have issued letters of credit securing certain of these bonds. All of these obligations expire in less than one year.

      Other.

      The Company has an effective shelf registration statement under which it has the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities. In addition, the Company may issue, from time to time, up to eight million shares of common stock, which shares are registered under an acquisition shelf registration statement (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July 1997), in connection with one or more acquisitions by the Company of securities or assets of other businesses.

      At September 30, 2002 and 2001, the Company had no off-balance sheet debt.

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

      During the first nine months of 2002, the Company spent $150.8 million, including capitalized interest expense, for rig upgrades, of which $81.3 million was for the conversion of the Ocean Rover, $31.5 million was for the completion of the Ocean Baroness upgrade and $33.9 million was for the upgrade to six of the Company's jack-up rigs. The Company expects to spend approximately $242 million for rig upgrade capital expenditures during 2002.

      The upgrade of the Ocean Rover, one of the Company's Victory-class semisubmersibles, was estimated to be approximately 60% complete at the end of September 30, 2002. The converted rig will include the following enhancements: capability for operation in 7,000-foot water depths on a stand alone basis; approximately 5,590 metric tons variable deckload; a 15,000 psi blow-out prevention system; 3,600-kips riser tensioning and riser with a multiplex control system. Additional features, including a high capacity deck crane, significantly enlarged cellar deck area and a 25- by 91-foot moon pool, will provide enhanced subsea completion and development capabilities. Water depths in excess of 7,000 feet should be achievable utilizing augmented mooring systems on a case by case basis. The upgrade is estimated to cost approximately $200 million with approximately $125 million to be spent in 2002. The upgrade, which began January 2002, is expected to take 19 months to complete with delivery estimated in the third quarter of 2003.

      The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities resulted in an enhanced version of the Company's previous Victory-class upgrades. The upgrade was similar to the upgrade being performed on the Ocean Rover. The Company took delivery of the Ocean Baroness in January 2002 and began operating offshore Malaysia in March 2002. The approximate cost of the upgrade was $170 million.

      The Company also expects to spend approximately $100 million to significantly upgrade six of its 14 jack-up rigs over a two year period to expand the jack-up fleet's capabilities. The Ocean Titan and Ocean Tower, both 350-foot water depth capability independent-leg slot rigs, are scheduled to have cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed higher dayrates and greater utilization compared to slot rigs. Currently, the Ocean Tower is in the early stages of its upgrade with delivery expected early in 2003. The upgrade planned for the Ocean Titan is expected to commence in early 2003. The Ocean Spartan, Ocean Spur, Ocean Sovereign and Ocean Heritage, all 250-foot water depth capability independent-leg cantilever rigs, are scheduled to have leg extensions installed enabling these rigs to work in water depths up to 300 feet. The Ocean Spartan, Ocean Spur and Ocean Heritage are currently in shipyards with their leg extension upgrades at various stages of completion. The upgrade of the Ocean Sovereign will commence upon the completion of the Ocean Heritage.

      During the nine months ended September 30, 2002, the Company spent $55.3 million in association with its continuing rig enhancement program and to meet other corporate capital expenditure requirements. These expenditures included purchases of drill pipe, anchor chain, riser, cranes and other drilling equipment. The Company expects to spend a total of approximately $100 million for 2002 capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements.

      The Company currently expects to finance these capital expenditures through the use of existing cash balances or internally generated funds.

      The Company continues to consider opportunities, which include, but are not limited to, the purchase of existing rigs (see "Recent Events"), construction of new rigs and the acquisition of other companies engaged in contract drilling or related businesses. Certain of these potential transactions reviewed by the Company would, if completed, result in its entering new lines of business. In general, however, these opportunities have been related in some manner to the Company's existing operations.

INTEGRATED SERVICES

      The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the nine months ended September 30, 2002, DOTS had an operating loss of $1.3 million, primarily from an unprofitable Gulf of Mexico turnkey project. During the same period in 2001, DOTS provided turnkey and integrated services resulting in operating income of $0.4 million, primarily from the completion of one international turnkey project.

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

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 loss of $7.7 million, net-of-tax, from early extinguishment of debt, as a result of the Company's redemption of the outstanding 3.75% Notes, out of extraordinary items. The pre-tax loss from early extinguishment of debt of $11.9 million was reclassified to "Interest expense" and the related tax benefit was reclassified to "Income tax expense" in the Consolidated Statement of Income. See Note 1 "--Capitalized Interest" to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

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

      At September 30, 2002, the fair value of the Company's Zero Coupon Debentures, based on quoted market prices, was approximately $433.9 million, compared to a carrying amount of $435.9 million.

      At September 30, 2002, the fair value of the Company's 1.5% Debentures, based on quoted market prices, was approximately $413.4 million, compared to a carrying amount of $460.0 million. At September 30, 2002, the contingent interest component of the Company's 1.5% Debentures was carried at its fair value of zero.

      At September 30, 2002, the fair value of the Company's Ocean Alliance lease-leaseback agreement, based on the present value of estimated future cash flows using a discount rate of 7.28%, was approximately $46.2 million, compared to a carrying amount of $46.4 million.

      At September 30, 2002, the fair market value of the Company's investment in debt securities issued by the U.S. Treasury and other U.S. government agencies, excluding CMO's, was approximately $497.3 million, which includes an unrealized holding gain of $0.1 million. These Treasury bills bear no interest and had an effective yield of 1.6% at September 30, 2002. These securities are U.S. government-backed, generally short-term and readily marketable.

      The fair market value of the Company's investment in CMO's at September 30, 2002 was approximately $180.7 million, which includes an unrealized holding gain of $2.8 million. The CMO's bear interest at rates ranging from 5.3% to 7.0%. The CMO's are also short-term and readily marketable with an implied AAA rating backed by U.S. government guaranteed mortgages.

FOREIGN EXCHANGE RISK

      In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. In July 2001 the Company had contracted to purchase 3.5 million Australian dollars each month through July 31, 2002. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates. At September 30, 2002, a liability of $0.7 million, reflecting the fair value of the forward contracts, was included with "Accrued liabilities" in the Consolidated Balance Sheet. A pre-tax loss of $0.8 million (comprised of a $0.1 million realized gain and a $0.9 million unrealized loss) was recorded in the Consolidated Statement of Income for the quarter ended September 30, 2002 in "Other income (expense)." A pre-tax gain of $0.2 million (comprised of a $1.0 million realized gain and a $0.8 million unrealized loss) was recorded in the Consolidated Statement of Income for the nine months ended September 30, 2002 in "Other income (expense)." See Note 4 to the Company's Consolidated Financial Statements in Item 1 of
Part I of this report.

ITEM 4. CONTROLS AND PROCEDURES.

      The Company's management formed a disclosure controls and procedures committee (the "Disclosure Committee"). The purpose and responsibility of the Disclosure Committee is to coordinate and review the process by which information is recorded, processed and reported on a timely basis as required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended. In addition, the Disclosure Committee is responsible for ensuring that this information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days prior to the date of filing this report on Form 10-Q, the Company's principal executive officer and principal financial officer, have concluded that as of the date of their evaluation, the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. OTHER INFORMATION.

      On October 1, 2002, 41,875 non-qualified stock options were granted under the Company's 2000 Stock Option Plan to non-employee directors and executive officers of the Company. These options were granted at an exercise price of $19.88 per share with terms of five years for non-employee directors and ten years for all other participants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company filed the following reports on Form 8-K during the third quarter of 2002:

         Date of Report                                    Description of Report
         --------------                                    ---------------------
         July 18, 2002                      Item 9 Regulation FD disclosure (informational only)

         August 9, 2002                     Disclosure of the Ocean King well control incident.

         August 13, 2002                    Item 9 Regulation FD disclosure (informational only)

         August 20, 2002                    Item 9 Regulation FD disclosure (informational only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DIAMOND OFFSHORE DRILLING, INC.
                                          (Registrant)




Date 06-November-2002             By: /s/ Gary T. Krenek
                                      ------------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer


Date 06-November-2002                 /s/ Beth G. Gordon
                                      ------------------------------------------
                                      Beth G. Gordon
                                      Controller (Chief Accounting Officer)

                                 CERTIFICATIONS


I, James S. Tisch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diamond Offshore Drilling, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date 06-November-2002                  /s/ James S. Tisch
                                       -----------------------------------------
                                       James S. Tisch
                                       Chief Executive Officer

                                 CERTIFICATIONS


I, Gary T. Krenek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diamond Offshore Drilling, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date 06-November-2002                  /s/ Gary T. Krenek
                                       -----------------------------------------
                                       Gary T. Krenek
                                       Chief Financial Officer

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