Form 10-K
period 2002-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2003-03-04
CIK 949039

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter.

             As of June 30, 2002                    $3,749,264,918

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 28, 2003    Common Stock, $0.01 par value per share   130,336,455
                                     shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the 2003 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2002, are incorporated by reference in Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DIAMOND OFFSHORE DRILLING, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
Cover Page............................................................       1
Document Table of Contents............................................       2
                                     Part I
Item 1.   Business....................................................       3
Item 2.   Properties..................................................      10
Item 3.   Legal Proceedings...........................................      10
Item 4.   Submission of Matters to a Vote of Security Holders.........      10
                                     Part II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      12
Item 6.   Selected Financial Data.....................................      13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      32
Item 8.   Financial Statements and Supplementary Data.................      34
          Consolidated Financial Statements...........................      35
          Notes to Consolidated Financial Statements..................      40
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      62
                                    Part III
          Information called for by Part III Items 10, 11, 12 (other than information concerning securities authorized for
          issuance under equity compensation plans) and 13 has been
          omitted as the Registrant intends to file with the
          Securities and Exchange Commission not later than 120 days after the end of its fiscal year a definitive Proxy
          Statement pursuant to Regulation 14A.
Item 14.  Controls and Procedures.....................................      62
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      63
Signatures............................................................      66
Certifications........................................................      67
Exhibit Index.........................................................      69

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the "Company" mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company is a leader in deep water drilling with a fleet of 46 offshore rigs and has signed a memorandum of agreement to purchase an additional offshore rig. The fleet currently consists of 31 semisubmersibles, 14 jack-ups and one drillship.

THE FLEET

     The Company's large, diverse fleet, which includes some of the most technologically advanced rigs in the world, enables it to offer a broad range of services worldwide in various markets, including the deep water market, the harsh environment market, the conventional semisubmersible market and the jack-up market.

     Semisubmersibles. The Company owns and operates 31 semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig's position over a drillsite. Three semisubmersible rigs in the Company's fleet have this capability.

     The Company owns and operates eight high specification semisubmersibles. These semisubmersibles are larger than many other semisubmersibles, are capable of working in water depths of 3,500 feet or greater or in harsh environments and have other advanced features. As of February 3, 2003, six of the eight high specification semisubmersibles were located in the Gulf of Mexico, the Ocean Alliance was working offshore Brazil and the Ocean Baroness was offshore Singapore undergoing modifications as part of a 400 day contract offshore Indonesia. The Ocean Rover was in a shipyard in Singapore undergoing an upgrade to high specification capabilities. Completion of this upgrade, expected in the third quarter of 2003, will increase the number of high specification rigs to nine. See "--Fleet Enhancements."

     The Company owns and operates 22 other semisubmersibles which operate in maximum water depths up to 3,500 feet. The diverse capabilities of many of these semisubmersibles enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. As of February 3, 2003, ten of these semisubmersibles were located in the Gulf of Mexico; four were located in the North Sea; three were located offshore Brazil; two were located offshore Africa; and one each was located offshore Vietnam, Australia, and New Zealand.

     Six of the Company's 22 other semisubmersible rigs have been cold stacked. When the Company anticipates that a rig will be idle for an extended period of time, it cold stacks the rig by ceasing to actively market the rig and eliminates all expenditures associated with keeping the rig ready to go to work.

     Jack-ups. The Company owns 14 jack-ups. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. The Company's jack-ups are used extensively for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig's legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

     As of February 3, 2003, twelve of the Company's jack-up rigs were located in the Gulf of Mexico. Of these jack-up rigs in the Gulf of Mexico, seven are independent-leg cantilevered rigs, two are mat-supported cantilevered rigs, two are independent-leg slot rigs and one is a mat-supported slot rig. One of the independent-leg slot rigs was in a shipyard in Brownsville, Texas for installation of a cantilever package which is expected to be completed in April 2003. Both of the Company's internationally based jack-ups are independent-leg cantilevered rigs; one was located offshore Indonesia while the other one was in a Singapore shipyard undergoing an upgrade. One jack-up has been cold stacked.

     Drillship. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high specification semisubmersible rigs. The Company has one drillship, the Ocean Clipper, which is located offshore Brazil.

     Fleet Enhancements. The Company's strategy is to maximize utilization and dayrates by economically upgrading its fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersibles. Since 1995, the Company has increased the number of semisubmersibles capable of operating in 3,500 feet of water or greater, from three to ten (eight of which are high specification units), primarily by upgrading its existing fleet. Four of these upgrades were to its Victory-class semisubmersible rigs; most recently the Ocean Baroness which was completed in early 2002 at an approximate cost of $169 million. The design of the Company's Victory-class semisubmersible rigs with its cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects.

     The upgrade of the Ocean Rover, the fifth in a series of Victory-class upgrades, began in January 2002. Once complete, the Ocean Rover will be the Company's ninth high specification semisubmersible unit. The converted rig will be able to operate in 7,000-foot water depths on a stand alone basis. Water depths in excess of 7,000 feet should be achievable utilizing augmented mooring systems on a case by case basis. The upgrade is estimated to cost approximately $200 million with approximately $119.1 million spent project-to-date through December 31, 2002. The upgrade is expected to take 19 months to complete with delivery estimated in the third quarter of 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     In 2002 the Company began a two year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs at a total estimated cost of $100 million. The Ocean Titan and Ocean Tower, both 350-foot water depth capability independent-leg slot rigs, are to have cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed higher dayrates and greater utilization compared to slot rigs. The Ocean Tower is in the latter stages of its upgrade with delivery expected in April 2003. The upgrade planned for the Ocean Titan is expected to commence in early 2003. The Ocean Spartan, Ocean Spur, and Ocean Heritage, each had leg extensions installed (all completed during the fourth quarter of 2002) enabling these rigs to work in water depths up to 300 feet, up from 250 feet prior to the upgrades, at a combined approximate cost of $35.7 million. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig, is in a shipyard undergoing leg extension installations to allow the rig to work in water depths up to 300 feet.

     Fleet Additions. Another of the Company's business strategies is to acquire assets at depressed levels during cyclical downturns. In late 2002 the Company purchased the Ocean Vanguard for $68.5 million. The semisubmersible rig is a third-generation Bingo 3000 design rig that, in accordance with the sales agreement, has been bare-boat chartered to its previous owner. The Company anticipates the bare-boat charter will continue until mid-2003.

     The Company has signed a memorandum of agreement to purchase the semisubmersible drilling rig Omega for $65 million. The agreement is subject to certain conditions and is expected to be completed in the first quarter of 2003. Subsequent to its purchase, the Company anticipates that the rig initially will be working offshore South Africa.

     The Company continues to evaluate further rig acquisition and upgrade opportunities. However, there can be no assurance whether or to what extent rig acquisitions or upgrades will continue to be made to the Company's fleet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of February 3, 2003, is set forth in the table below.

                                 WATER                            YEAR
                                 DEPTH                        BUILT/ LATEST      CURRENT
TYPE AND NAME                    RATING      ATTRIBUTES      ENHANCEMENT(A)      LOCATION       CUSTOMER(B)
-------------                    ------      ----------      --------------      --------     ---------------
HIGH SPECIFICATION FLOATERS
SEMISUBMERSIBLES (8):
  Ocean Confidence.............  7,500    TDS; DP; 15K; 4M        2001        Gulf of Mexico  BP America
  Ocean Baroness...............  7,000    TDS; VC; 15K; 4M      1973/2002     Singapore       Unocal
  Ocean America................  5,500    TDS; SP; 15K; 3M      1988/1999     Gulf of Mexico  Ocean Energy
  Ocean Valiant................  5,500    TDS; SP; 15K; 3M      1988/1999     Gulf of Mexico  Shipyard/survey
  Ocean Victory................  5,500    TDS; VC; 15K; 3M      1972/1997     Gulf of Mexico  Amerada Hess
  Ocean Star...................  5,500    TDS; VC; 15K; 3M      1974/1999     Gulf of Mexico  Kerr McGee
  Ocean Alliance...............  5,000    TDS; DP; 15K; 3M      1988/1999     Brazil          Petrobras
  Ocean Quest..................  3,500    TDS; VC; 15K; 3M      1973/1996     Gulf of Mexico  Murphy
DRILLSHIP (1):
  Ocean Clipper................  7,500    TDS; DP; 15K; 3M      1976/1999     Brazil          Petrobras
UNDER CONSTRUCTION (1):
  Ocean Rover..................  7,000    TDS; VC; 15K; 4M      1973/2003     Singapore       Upgrade (c)
OTHER SEMISUBMERSIBLES (22):
  Ocean Winner.................  3,500    TDS; 3M               1977/1996     Brazil          Petrobras
  Ocean Worker.................  3,500    TDS; 3M               1982/1992     Gulf of Mexico  Spinnaker
  Ocean Yatzy..................  3,300    TDS; DP               1989/1998     Brazil          Petrobras
  Ocean Voyager................  3,300    TDS; VC               1973/1995     Gulf of Mexico  Cold Stacked
  Ocean Yorktown...............  2,850    TDS; 3M               1976/1996     Brazil          Shell
  Ocean Concord................  2,200    TDS; 3M               1975/1999     Gulf of Mexico  Energy Part
  Ocean Lexington..............  2,200    TDS; 3M               1976/1995     Gulf of Mexico  Kerr McGee
  Ocean Saratoga...............  2,200    TDS; 3M               1976/1995     Gulf of Mexico  Stacked
  Ocean Endeavor...............  2,000    TDS; VC               1975/1994     Gulf of Mexico  Cold Stacked
  Ocean Epoch..................  2,000    TDS; 3M               1977/2000     Australia       Magellan
  Ocean General................  2,000    TDS; 3M               1976/1999     Vietnam         PetroVietnam
  Ocean Prospector.............  1,700    VC                    1971/1981     Gulf of Mexico  Cold Stacked
  Ocean Bounty.................  1,500    TDS; VC; 3M           1977/1992     New Zealand     Transworld
  Ocean Guardian...............  1,500    TDS; 3M                 1985        North Sea       Shipyard/survey
  Ocean New Era................  1,500    TDS                   1974/1990     Gulf of Mexico  Cold Stacked
  Ocean Princess...............  1,500    TDS; 15K; 3M          1977/1998     North Sea       Shipyard/repair
  Ocean Whittington............  1,500    TDS; 3M               1974/1995     Ghana           Stacked
  Ocean Vanguard...............  1,500    TDS; 3M; 15K            1982        Norway          Bare-boat(d)
  Ocean Nomad..................  1,200    TDS; 3M               1975/2001     North Sea       Agip
  Ocean Ambassador.............  1,100    TDS; 3M               1975/1995     Gulf of Mexico  Walter O&G
  Ocean Century................    800                            1973        Gulf of Mexico  Cold Stacked
  Ocean Liberator..............    600    TDS                   1974/1998     South Africa    Cold Stacked
JACK-UPS (14):
  Ocean Titan..................    350    TDS; IS; 15K; 3M      1974/2003     Gulf of Mexico  Walter O&G(e)
  Ocean Tower..................    350    TDS; IS; 3M           1972/2003     Gulf of Mexico  Upgrade (f)
  Ocean King...................    300    TDS; IC; 3M           1973/1999     Gulf of Mexico  BP America
  Ocean Nugget.................    300    TDS; IC               1976/1995     Gulf of Mexico  Pogo
  Ocean Summit.................    300    SDS; IC               1972/1991     Gulf of Mexico  ChevronTexaco
  Ocean Warwick................    300    TDS; IC               1971/1998     Gulf of Mexico  BP America
  Ocean Heritage...............    300    TDS; IC               1981/2002     Indonesia       CNOOC
  Ocean Spartan................    300    TDS; IC               1980/1994     Gulf of Mexico  Stacked
  Ocean Spur...................    300    TDS; IC               1981/1994     Gulf of Mexico  Stacked
  Ocean Champion...............    250    MS                    1975/1985     Gulf of Mexico  Cold Stacked
  Ocean Columbia...............    250    TDS; IC               1978/1990     Gulf of Mexico  Stacked
  Ocean Sovereign..............    250    TDS; IC               1981/2003     Singapore       Shipyard (g)
  Ocean Crusader...............    200    TDS; MC               1982/1992     Gulf of Mexico  Westport
  Ocean Drake..................    200    TDS; MC               1983/1986     Gulf of Mexico  ChevronTexaco

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

(c)  In Singapore shipyard for upgrade to high specification capabilities.

(d) Acquired rig in December 2002; bare-boat chartered rig back to seller for completion of ongoing work in Norway.

(e)  Scheduled to begin upgrade to install cantilever package in early 2003.

(f) In shipyard undergoing upgrade to install cantilever package; scheduled to be completed in April 2003.

(g) In shipyard undergoing leg extension installations to work in water depths up to 300'; scheduled to be completed in May 2003.

MARKETS

     The Company's principal markets for its offshore contract drilling services are the Gulf of Mexico, Europe, including principally the U.K. and Norwegian sectors of the North Sea, South America, Africa and Australia/Southeast Asia. The Company actively markets its rigs worldwide. In the past, rigs in the Company's fleet have also operated in various other markets throughout the world. See Note 16 to the Company's Consolidated Financial Statements in Item 8 of Part II of this report.

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

     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. To the extent possible, the Company seeks to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market, although no assurance can be given that the Company will be able to achieve or maintain such a balance from time to time.

     The Company, through its wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), offers a portfolio of drilling services to complement the Company's offshore contract drilling business. These services include overall project management, extended well tests, and drilling and completion operations. From time to time, DOTS also selectively engages in drilling services utilizing one of the Company's rigs pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and profitability of the contract depends upon its ability to keep expenses within the estimates used by DOTS in determining the contract price. Drilling a well under a turnkey contract, therefore, typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. During 2002, DOTS completed three turnkey projects in the Gulf of Mexico which resulted in an operating loss of $0.6 million. During 2001, DOTS contributed operating income of $0.6 million to the Company's consolidated results of operations primarily from the completion of one international turnkey project, which began in the last quarter of 2000, and three turnkey permanent plug and abandonment projects in the Gulf of Mexico.

CUSTOMERS

     The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of the Company's annual consolidated revenues, although the specific customers may vary from year to year. During 2002, the Company performed services for 46 different customers with Petrobraspetroleo Brasileiro S A ("Petrobras"), BP, and Murphy Exploration and Production Company accounting for 19.0%, 18.9% and 10.4% of the Company's annual total consolidated revenues, respectively. During 2001, the Company performed services for 44 different customers with BP and Petrobras accounting for 21.8% and 17.3% of the Company's annual total consolidated revenues, respectively. During 2000, the Company performed services for 48 different customers with Petrobras and BP accounting for 24.6% and 20.3% of the Company's annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on the Company's results of operations.

     The Company's services in North America are marketed principally through its Houston, Texas office, with support for U.S. Gulf of Mexico activities coming from its regional office in New Orleans, Louisiana. The Company's services in other geographic locations are marketed principally from its regional offices in Aberdeen, Scotland, Perth, Western Australia and The Hague, Netherlands. Technical and administrative support functions for the Company's operations are provided by its Houston office.

COMPETITION

     The offshore contract drilling industry is highly competitive and is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

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

     The United States Oil Pollution Act of 1990 ("OPA '90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA '90 and such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

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

     In December 2002 the Company renewed its Hull and Machinery insurance policy. The Company's retention of liability for property damage increased at the time of renewal from approximately $0.2 million per incident to between $1.0 million and $2.5 million per incident, depending on the value of the equipment, with an aggregate annual deductible of $5.0 million. In addition, the Company retained 10% of its insured liability.

OPERATIONS OUTSIDE THE UNITED STATES

     Operations outside the United States accounted for approximately 55.5%, 37.3% and 45.4% of the Company's total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Industry Conditions" and
"-- Other -- Currency Risk" in Item 7 of this report and Note 16 to the Company's Consolidated Financial Statements in Item 8 of Part II of this report.

EMPLOYEES

     As of December 31, 2002, the Company had approximately 3,766 workers, including international crew personnel furnished through independent labor contractors. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

ACCESS TO COMPANY FILINGS

     Access to the Company's filings of its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the United States Securities and Exchange Commission ("SEC") may be obtained through the Company's website (http://www.diamondoffshore.com). The Company's website provides a hyperlink to a third-party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after the Company has electronically filed such material with the SEC. The contents of the Company's website are not, and shall not be deemed to be, incorporated into this report.

ITEM 2. PROPERTIES.

     The Company owns an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, a 18,000 square foot building and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, Vietnam, Singapore, Netherlands and Norway to support its offshore drilling operations.

ITEM 3. LEGAL PROCEEDINGS.

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

                                                  AGE AS OF
NAME                                           JANUARY 31, 2003                  POSITION
----                                           ----------------                  --------
James S. Tisch...............................         50          Chairman of the Board of Directors and
                                                                    Chief Executive Officer
Lawrence R. Dickerson........................         50          President, Chief Operating Officer and
                                                                    Director
David W. Williams............................         45          Executive Vice President
Rodney W. Eads...............................         51          Senior Vice President -- Worldwide
                                                                    Operations
John L. Gabriel, Jr..........................         49          Senior Vice President -- Contracts &
                                                                    Marketing
John M. Vecchio..............................         52          Senior Vice President -- Technical
                                                                  Services
Gary T. Krenek...............................         44          Vice President and Chief Financial
                                                                  Officer
Beth G. Gordon...............................         47          Controller
William C. Long..............................         36          Vice President, General Counsel &
                                                                    Secretary

     James S. Tisch has served as Chief Executive Officer of the Company since March 1998. Mr. Tisch has served as Chairman of the Board since 1995 and as a director of the Company since June 1989. Mr. Tisch has served as Chief Executive Officer of Loews Corporation ("Loews"), a diversified holding company and the Company's controlling stockholder, since November 1998 and, prior thereto, as President and Chief Operating Officer of Loews from 1994. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, a 90% owned subsidiary of Loews, BKF Capital Group, Inc. and Vail Resorts, Inc.

     Lawrence R. Dickerson has served as President, Chief Operating Officer and Director of the Company since March 1998. Previously, Mr. Dickerson served as Senior Vice President of the Company from April 1993. Mr. Dickerson has also served on the United States Commission on Ocean Policy since 2001.

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

     John M. Vecchio has served as Senior Vice President of the Company since April 2002. Previously, Mr. Vecchio served as Technical Services Vice President of the Company from October 2000 through March 2002 and as Engineering Vice President of the Company from July 1997 through September 2000.

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

                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2002
First Quarter...............................................  $31.76   $26.00
Second Quarter..............................................   34.74    28.50
Third Quarter...............................................   28.45    18.70
Fourth Quarter..............................................   23.25    17.90
2001
First Quarter...............................................  $45.04   $34.75
Second Quarter..............................................   43.92    33.03
Third Quarter...............................................   33.50    23.43
Fourth Quarter..............................................   31.41    24.20

     On February 28, 2003 the closing price of the Company's common stock, as reported by the NYSE, was $21.95 per share. As of February 28, 2003 there were approximately 370 holders of record of the Company's common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

     In 2002 the Company paid cash dividends of $0.125 per share of the Company's common stock on March 1, June 3, September 3 and December 2 and has declared a dividend of $0.125 per share payable March 3, 2003 to stockholders of record on February 3, 2003. In 2001 the Company paid cash dividends of $0.125 per share of the Company's common stock on March 1, June 1, September 4 and December 3. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information regarding securities authorized for issuance under the Company's equity compensation plan as of December 31, 2002:

                                                 EQUITY COMPENSATION PLAN INFORMATION
                             -----------------------------------------------------------------------------
                                                                                NUMBER OF SECURITIES
                             NUMBER OF SECURITIES                          REMAINING AVAILABLE FOR FUTURE
                                 TO BE ISSUED         WEIGHTED-AVERAGE          ISSUANCE UNDER EQUITY
                               UPON EXERCISE OF      EXERCISE PRICE OF           COMPENSATION PLANS
                             OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
       PLAN CATEGORY         WARRANTS AND RIGHTS    WARRANTS AND RIGHTS            IN COLUMN (A))
       -------------         --------------------   --------------------   -------------------------------
                                     (A)                    (B)                          (C)
                             --------------------   --------------------   -------------------------------
Equity compensation plans
approved by security
holders....................        419,400                 $32.13                      330,600
Equity compensation plans
not approved by security
holders....................             --                     --                           --
                                   -------                 ------                      -------
  Total....................        419,400                 $32.13                      330,600
                                   =======                 ======                      =======

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

                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
INCOME STATEMENT DATA:
Total revenues(1)................  $  752,561   $  924,300   $  684,501   $  858,868   $1,260,153
Operating income(1)..............      51,900      225,083       57,175      224,054      568,971
Net income.......................      62,520      173,823       72,281      156,071      383,659
Net income per share:
  Basic..........................        0.48         1.31         0.53         1.15         2.78
  Diluted........................        0.47         1.26         0.53         1.11         2.66
BALANCE SHEET DATA:
Drilling and other property and
  equipment, net.................   2,164,627    2,002,873    1,931,182    1,737,905    1,551,820
Total assets.....................   3,258,765    3,502,681    3,079,506    2,681,029    2,609,716
Long-term debt...................     924,475      920,636      856,559      400,000      400,000
OTHER FINANCIAL DATA:
Capital expenditures(2)..........     340,805      268,617      323,924      324,133      224,474
Cash dividends declared per
  share..........................        0.50         0.50         0.50         0.50         0.50
Ratio of earnings to fixed
  charges(3).....................        4.51x        9.87x        4.97x       15.64x       37.57x

---------------

(1) Amounts include revenues and expenses related to reimbursements received from the Company's customers. Prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

(2) In December 2002 the Company spent $68.5 million ($67.0 million capitalized to rig equipment and $1.5 million added to inventory) for the acquisition of the Ocean Vanguard, a third-generation semisubmersible drilling rig.

(3) For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) one-third of rent expense, which the Company believes represents the interest factor attributable to rent.

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

     Revenues from dayrate drilling contracts are recognized currently. The Company may receive lump-sum payments in connection with specific contracts. Such payments are recognized as revenues over the term of the related drilling contract. Mobilization revenues, less costs incurred to mobilize an offshore rig from one market to another, are recognized over the primary term of the related drilling contract.

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

     Revenues from reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the customer in accordance with a contract or agreement are recorded for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Income. Prior to 2002 and the guidance provided by the Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expense Incurred," the Company accounted for reimbursements, in most instances, as a reduction of expenses incurred. All comparative periods presented have been reclassified to comply with this guidance.

     Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company may realize few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes as operating expenses activities such as inspections, painting projects and routine overhauls, which meet certain criteria, that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Increased depreciation expense decreases operating income in periods subsequent to capital upgrades.

  Critical Accounting Estimates

     The Company's significant accounting policies are included in Note 1 of its Notes to Consolidated Financial Statements in Item 8 of this report. Management's judgments, assumptions and estimates are inherent in the preparation of the Company's financial statements and the application of its significant accounting policies. The Company believes that its most critical accounting estimates are as follows:

     Property, Plant and Equipment. Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Depreciation is amortized on the straight-line method over the remaining estimated useful lives. Management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these assumptions could produce results that differ from those reported. The Company also evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

     Personal Injury Claims. The Company's retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an aggregate annual deductible of $1.5 million. The Company estimates its liability for personal injury claims based on the existing facts and circumstances in conjunction with historical experience regarding past personal injury claims. Eventual settlement or adjudication of these claims could differ significantly from the estimated amounts.

YEARS ENDED DECEMBER 31, 2002 AND 2001

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

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------   INCREASE/
                                                               2002         2001      (DECREASE)
                                                            ----------   ----------   ----------
                                                                       (IN THOUSANDS)
CONTRACT DRILLING REVENUE
  High Specification Floaters.............................  $ 291,848    $ 326,835    $ (34,987)
  Other Semisubmersibles..................................    317,342      377,715      (60,373)
  Jack-ups................................................     99,360      174,498      (75,138)
  Integrated Services.....................................     14,068        7,779        6,289
  Other...................................................      5,161          547        4,614
  Eliminations............................................     (3,566)      (2,025)      (1,541)
                                                            ---------    ---------    ---------
          Total Contract Drilling Revenue.................  $ 724,213    $ 885,349    $(161,136)
                                                            =========    =========    =========
  Revenues Related to Reimbursable Expenses...............  $  28,348    $  38,951    $ (10,603)
CONTRACT DRILLING EXPENSE
  High Specification Floaters.............................  $ 153,218    $ 123,965    $  29,253
  Other Semisubmersibles..................................    213,391      225,528      (12,137)
  Jack-ups................................................     92,690      110,370      (17,680)
  Integrated Services.....................................     14,666        7,138        7,528
  Other...................................................     (2,127)       2,571       (4,698)
  Eliminations............................................     (3,566)      (2,025)      (1,541)
                                                            ---------    ---------    ---------
          Total Contract Drilling Expense.................  $ 468,272    $ 467,547    $     725
                                                            =========    =========    =========
  Reimbursable Expenses...................................  $  25,885    $  36,151    $ (10,266)
OPERATING INCOME
  High Specification Floaters.............................  $ 138,630    $ 202,870    $ (64,240)
  Other Semisubmersibles..................................    103,951      152,187      (48,236)
  Jack-ups................................................      6,670       64,128      (57,458)
  Integrated Services.....................................       (598)         641       (1,239)
  Other...................................................      7,288       (2,024)       9,312
  Reimbursables, net......................................      2,463        2,800         (337)
  Depreciation and Amortization Expense...................   (177,495)    (170,017)      (7,478)
  General and Administrative Expense......................    (29,009)     (25,502)      (3,507)
                                                            ---------    ---------    ---------
          Total Operating Income..........................  $  51,900    $ 225,083    $(173,183)
                                                            =========    =========    =========

  High Specification Floaters.

     Revenues. Revenues from high specification floaters decreased $35.0 million during the year ended December 31, 2002 from the same period in 2001. Decreases in the average operating dayrate contributed $38.7 million to the revenue decline as dayrates dropped from $117,700 per day during 2001 to $105,500 per day during 2002 (excluding the Ocean Baroness). All of the rigs in this classification, except the Ocean Confidence, experienced a decline in dayrates during 2002. Most significantly, average dayrates went from $122,900 to $81,400 for the Ocean Valiant, $124,100 to $96,800 for the Ocean Victory, and $108,300 to $84,400 for the Ocean America.

     Utilization fell from 95% in 2001 to 83% in 2002. Lower utilization in 2002 (excluding the Ocean Baroness which was in a shipyard undergoing an upgrade during all of 2001) accounted for $32.0 million of the overall decrease in revenue. The Ocean America was idle for approximately five months during 2002 but worked most of 2001. In 2002 the Ocean Star and the Ocean Victory spent three and one-half months and two months, respectively, in a shipyard for inspections and repairs but both worked all of 2001.

     Revenues generated by the Ocean Baroness, which began operations in mid-March 2002 after completing an upgrade to high specification capabilities, partially offset the overall decline in revenue for the year ended December 31, 2002 by $35.7 million.

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 2002 increased $29.3 million from the same period in 2001. Operating expenses for the Ocean Baroness added $16.7 million to 2002 contract drilling expense and included costs incurred in connection with the recovery of its marine riser, net of insurance recoveries, as well as its normal operating costs. Shipyard inspections and repairs of the Ocean Star, Ocean Victory, and the Ocean Quest in 2002 resulted in an increase in expenses of $4.9 million. Higher Brazilian customs fees in 2002 for the importation of spare parts and supplies for the Ocean Alliance and the Ocean Clipper added $1.3 million to operating costs. Repairs to the Ocean America and boat and fuel costs while the rig was idle, contributed an additional $1.0 million to 2002 contract drilling expenses. The 2001 recognition of a $1.8 million revision to an estimated insurance deductible for the Ocean Clipper, which lowered costs in 2001, also contributed to the higher comparative costs in 2002.

  Other Semisubmersibles.

     Revenues. Revenues from other semisubmersibles decreased $60.4 million from the year ended December 31, 2001 to the same period of 2002. Lower utilization accounted for $38.4 million of the decrease, dropping to 61% for the year ended December 31, 2002 from 70% for the same period in 2001. The Ocean Voyager and the Ocean Endeavor have both been cold stacked since March 2002 while both of these rigs worked the majority of 2001. The Ocean New Era was idle or cold stacked all of 2002 but worked almost half of 2001. During part of 2002 the Ocean Worker was in a shipyard for inspection and repairs and the Ocean Saratoga was in a shipyard for repairs. Both of these rigs worked most of 2001. Improved utilization for the Ocean Bounty, which operated most of 2002 compared to being stacked for approximately two months in 2001, was partially offsetting.

     Lower overall average dayrates contributed $22.0 million to the decrease in other semisubmersibles revenue. However, the average operating dayrate for this fleet increased to $67,900 during the year ended December 31, 2002 from $66,900 during the same period of 2001. This occurred because several of the rigs that were contracted at lower dayrates in 2001 were stacked throughout parts of 2002. Consequently, the average operating dayrate rose in 2002 for the working rigs in this class. Significant changes in average operating dayrates included the Ocean Worker and the Ocean Whittington which decreased approximately $77,900 and $30,700 respectively, and the Ocean Guardian and Ocean Princess which increased approximately $28,300 and $20,800, respectively.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles was $12.1 million lower in 2002 than in 2001. The Ocean Endeavor and the Ocean Voyager, which have been cold stacked since March 2002, contributed cost savings of $14.5 million while the Ocean New Era and the Ocean Ambassador, which were both stacked with reduced crews for most of 2002, lowered costs by $4.3 million. Contract drilling expenses for the Ocean Whittington were lower by $2.8 million in 2002 when compared to 2001 resulting from its inspection, repairs and preparation for its mobilization to Namibia in December 2001. Partially offsetting was an increase in 2002 of contract drilling expenses for the Ocean Nomad of $3.0 million. In 2001 the rig was in a shipyard for an upgrade which resulted in lower operating costs. In addition, inspection and repairs to the Ocean Worker added $2.1 million to contract drilling expense in 2002. Also, higher Brazilian customs fees in 2002 for the importation of spare parts and supplies for the Ocean Yatzy, Ocean Yorktown and the Ocean Winner resulted in a $1.4 million increase in contract drilling expense.

  Jack-Ups.

     Revenues. Revenues from jack-ups during the year ended December 31, 2002 decreased $75.1 million from the same period of 2001. A reduction in the average operating dayrate from $41,000 in 2001 to $27,300 in 2002, contributed $48.6 million to the overall revenue decline. All of the Gulf of Mexico jack-up rigs experienced lower average operating dayrates in 2002. Only the Ocean Heritage, a rig which operated offshore Indonesia and Australia, saw a significant improvement in its dayrate, from $34,700 in 2001 to $85,100 in 2002.

     Revenues decreased $26.5 million as a result of a decline in utilization to 71% in 2002 from 83% in 2001. Utilization was down for the Ocean Champion, which was idle and/or cold stacked throughout 2002, and for the Ocean Spartan, Ocean Spur, Ocean Tower and the Ocean Heritage all of which spent time in shipyards during 2002 undergoing upgrades. All five of these jack-ups worked most of 2001. Higher utilization in 2002 for the Ocean Sovereign, which worked all of 2002 but spent most of 2001 in a shipyard for repairs, was partially offsetting.

     Contract Drilling Expense. Contract drilling expense for jack-ups decreased $17.7 million in 2002 compared to 2001. Contract drilling expense was $8.2 million lower in 2002 for the Ocean Spartan, Ocean Spur, Ocean Tower and the Ocean Heritage as a result of a reduction in operating costs while these rigs were in shipyards undergoing upgrades. Contract drilling expense was $8.0 million lower for the Ocean Champion which was idle and/or cold stacked during all of 2002 but worked most of 2001. Increased contract drilling expense during the first half of 2001 from repairs to the Ocean Nugget, the Ocean Crusader, and the Ocean Summit also contributed to the lower comparative costs in 2002. Higher expenses for the Ocean Heritage in 2002, primarily due to the mobilization of the rig from Indonesia to Australia and higher labor costs in Australia, were partially offsetting.

  Integrated Services.

     Operating income for integrated services decreased $1.2 million during the year ended December 31, 2002 compared to the same period of 2001 resulting from the difference in type and magnitude of projects during those periods. During 2002, an operating loss of $0.6 million resulted primarily from an unprofitable turnkey project in the Gulf of Mexico. During the same period in 2001, operating income of $0.6 million was primarily due to the completion of one international turnkey project and three turnkey permanent plug and abandonment projects in the Gulf of Mexico.

  Other.

     Other operating income of $7.3 million for the year ended December 31, 2002 increased $9.3 million from the same period in 2001. The increase resulted primarily from a $5.9 million reimbursement of prior year foreign income tax to be received by the Company from its customers and relates to a tax settlement made between the Company and the Norwegian tax authorities in December 2002. The corresponding income tax expense is reflected in "Income tax expense" in the Company's Consolidated Statements of Income.

     Also contributing to the higher Other operating income in 2002 was a $2.4 million reversal of an accrual made in a prior year for personal injury claims and the elimination of a $1.0 million reserve for inventory obsolescence, from prior years, that was deemed no longer necessary.

  Reimbursables, net.

     Revenues related to reimbursable items that the Company purchases and/or services it performs at the request of its customers offset by the related expenditures for these items were $2.5 million in 2002 compared to $2.8 million in 2001.

  Depreciation and Amortization Expense.

     Depreciation and amortization expense for the year ended December 31, 2002 increased $7.5 million over the same period of 2001. Higher 2002 depreciation resulted primarily from depreciation for 2002 capital additions and additional depreciation for the Ocean Baroness, which completed its deepwater upgrade and began operations in March 2002. The suspension of goodwill amortization on January 1, 2002 partially offset this increase. Goodwill amortization during the year ended December 31, 2001 was $3.3 million. See Note 1 "-- Goodwill" and Note 6 to the Company's Consolidated Financial Statements in Item 8 of Part II of this report.

  General and Administrative Expense.

     General and administrative expense was $3.5 million higher in 2002 than in the comparable period in 2001 primarily due to higher personnel costs and professional expenses, including legal fees, tax and accounting fees and security consulting.

  Interest Income.

     Interest income of $29.8 million for the year ended December 31, 2002 decreased $18.9 million from $48.7 million for the same period in 2001 primarily due to a reduction in marketable securities held and lower interest rates earned on cash and marketable securities in 2002 compared to 2001.

  Interest Expense.

     Interest expense of $23.6 million for the year ended December 31, 2002 was $14.5 million lower than in the same period of 2001 primarily due to a $11.9 million pre-tax charge that resulted from the April 2001 redemption of the Company's 3.75% Convertible Subordinated Notes Due 2007 ("3.75% Notes"). In addition, the Company's weighted average interest rate in 2002 was lower than in 2001 resulting from the redemption in 2001 of the 3.75% Notes and the issuance of the 1.5% Convertible Senior Debentures due 2031 (the "1.5% Debentures") on April 11, 2001. Interest expense was also lower in 2002 than in 2001 due to more interest capitalized to rig upgrades in 2002. Interest capitalized to rig upgrades was $2.9 million in 2002 compared to $2.6 million in 2001. In 2002 interest was capitalized to the Ocean Baroness during the final three months of its upgrade and during the entire year for the Ocean Rover. See "-- Liquidity."

  Gain on Sale of Marketable Securities.

     Gain on sale of marketable securities of $36.5 million for the year ended December 31, 2002 increased $9.4 million from $27.1 million for the same period in 2001.

  Other Income and Expense (Other, net).

     Other income of $1.5 million for the year ended December 31, 2002 increased $4.2 million from other expense of $2.7 million for the same period in 2001. Other income in 2002 included a $1.1 million pre-tax gain on foreign exchange forward contracts. See Note 4 "-- Derivative Financial Instruments -- Forward Exchange Contracts" to the Company's Consolidated Financial Statements in Item 8 of Part II of this report. Other expense in 2001 included a $10.0 million reserve established for a class action lawsuit which was ultimately settled in June 2002 and was partially offset by a $7.3 million receipt for the settlement of an unrelated lawsuit.

  Income Tax Expense.

     Income tax expense of $33.7 million for the year ended December 31, 2002 decreased $53.0 million from $86.7 million for the same period in 2001 primarily as a result of a $164.3 million decrease in "Income before income tax expense" in 2002. The annual effective tax rate increased from 33% in 2001 to 35% in 2002. In 2001 the Company made the decision to indefinitely reinvest part of the earnings of its UK subsidiaries and the annual effective rate for the year 2001 reflects this decision. The effect of the indefinite reinvestment of the UK earnings in 2002 was to lower the annual effective tax rate but this decline was more than offset by prior year foreign tax expense recorded in 2002, primarily $5.9 million for a Norwegian income tax settlement. See "--Other."

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

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                             ----------------------   INCREASE/
                                                                2001        2000      (DECREASE)
                                                             ----------   ---------   ----------
                                                                       (IN THOUSANDS)
CONTRACT DRILLING REVENUES
  High Specification Floaters..............................  $ 326,835    $ 212,000    $114,835
  Other Semisubmersibles...................................    377,715      313,287      64,428
  Jack-ups.................................................    174,498      118,885      55,613
  Integrated Services......................................      7,779       23,298     (15,519)
  Other....................................................        547          140         407
  Eliminations.............................................     (2,025)      (8,174)      6,149
                                                             ---------    ---------    --------
          Total Contract Drilling Revenues.................  $ 885,349    $ 659,436    $225,913
                                                             =========    =========    ========
  Revenues Related to Reimbursable Expenses................  $  38,951    $  25,065    $ 13,886
CONTRACT DRILLING EXPENSE
  High Specification Floaters..............................  $ 123,965    $ 101,348    $ 22,617
  Other Semisubmersibles...................................    225,528      214,562      10,966
  Jack-ups.................................................    110,370       99,226      11,144
  Integrated Services......................................      7,138       22,328     (15,190)
  Other....................................................      2,571        6,260      (3,689)
  Eliminations.............................................     (2,025)      (8,174)      6,149
                                                             ---------    ---------    --------
          Total Contract Drilling Expense..................  $ 467,547    $ 435,550    $ 31,997
                                                             =========    =========    ========
  Reimbursable Expenses....................................  $  36,151    $  22,377    $ 13,774
OPERATING INCOME
  High Specification Floaters..............................  $ 202,870    $ 110,652    $ 92,218
  Other Semisubmersibles...................................    152,187       98,725      53,462
  Jack-ups.................................................     64,128       19,659      44,469
  Integrated Services......................................        641          970        (329)
  Other....................................................     (2,024)      (6,120)      4,096
  Reimbursables, net.......................................      2,800        2,688         112
  Depreciation and Amortization Expense....................   (170,017)    (145,596)    (24,421)
  General and Administrative Expense.......................    (25,502)     (23,803)     (1,699)
                                                             ---------    ---------    --------
          Total Operating Income...........................  $ 225,083    $  57,175    $167,908
                                                             =========    =========    ========

  High Specification Floaters.

     Revenues. Revenues from high specification floaters increased $114.8 million during the year ended December 31, 2001 from the same period in 2000. Of this increase, $61.5 million was attributable to the Ocean Confidence, which began operations in early January 2001 after completion of a conversion to a high specification drilling unit. The rig was undergoing this conversion throughout 2000. Higher average operating dayrates contributed $41.9 million to the revenue improvement from 2000 to 2001. Average operating dayrates increased from $94,100 during 2000 to $109,200 (excluding the Ocean Confidence) during 2001. The Ocean Alliance and the Ocean America experienced the greatest increases in dayrates with an average increase of $32,500 per day and $29,500 per day, respectively.

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

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 2001 increased $22.6 million from the same period in 2000. This increase resulted primarily from costs incurred by the Ocean Confidence ($21.1 million) which began operations in January 2001.

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

     Improvements in utilization contributed $12.2 million to revenue during the year ended December 31, 2001 compared to the same period in 2000. Overall, utilization increased to 70% in 2001 from 61% in 2000. The Ocean Epoch spent most of 2000 in a shipyard for water depth capability and variable deckload upgrades while it worked most of 2001. The Ocean Voyager, Ocean New Era and the Ocean Guardian were all idle approximately one half-year longer in 2000 compared to 2001. However, utilization decreased in 2001 for the Ocean Whittington and the Ocean Yorktown. The Ocean Whittington was stacked for almost four months in 2001 for a special survey, repairs and preparation for its December 2001 mobilization to Namibia. The Ocean Yorktown was in a shipyard for over two months in 2001 for inspection and upgrades in connection with new contract requirements.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 2001 increased $11.0 million from the same period in 2000. Rig expenses increased $5.2 million for the Ocean Epoch in 2001 from the same period in 2000 when most of the expenses were associated with the rig's upgrade and were capitalized. The Ocean New Era's expenses increased $3.0 million in 2001 as it operated during six months of 2001 but was stacked all of 2000. An additional $2.8 million in contract drilling expense resulted from the mobilization of the Ocean Whittington from Brazil to Namibia in late 2001. Also, contract drilling expense increased $2.6 million from the 2001 inspections of the Ocean Yorktown, Ocean Whittington, Ocean Yatzy and Ocean Princess and $1.8 million from higher Brazilian customs fees in 2001. Partially offsetting these cost increases, contract drilling expenses were $5.5 million lower in 2001 due to Ocean Lexington and Ocean Saratoga repair projects in 2000 not repeated in 2001.

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

     Contract Drilling Expense. Contract drilling expense increased $11.1 million for jack-ups during the year ended December 31, 2001 compared to the same period in 2000. Operating costs were higher in 2001 for the Ocean Champion, Ocean Summit and Ocean Crusader due to inspection and repairs. In addition, rig expenses were higher for the Ocean Tower which operated during most of 2001, but was cold stacked during part of 2000. Contract drilling expense decreased in 2001 for the Ocean Heritage due to major repairs in 2000.

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

  Other.

     Other operating expense of $2.0 million for the year ended December 31, 2001 decreased $4.1 million from the same period in 2000. Other operating expense in 2001, primarily for rig crew training and maintenance and repair of spare equipment, was lower by approximately $0.9 million compared to similar expenditures in 2000. Other operating expense in 2000 also included $1.8 million for settlements with the Company's customers related to prior years' disputes including compliance audit findings.

  Reimbursables, net.

     Revenues related to reimbursable items that the Company purchases and/or services it performs at the request of its customers offset by the related expenditures for these items were $2.8 million in 2001 compared to $2.7 million in 2000.

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

  Gain on Sale of Marketable Securities.

     Gain on sale of marketable securities of $27.1 million for the year ended December 31, 2001 increased $25.0 million from $2.1 million for the same period in 2000.

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

  Interest Expense.

     Interest expense of $38.1 million for the year ended December 31, 2001 increased $27.8 million from $10.3 million for the same period in 2000 primarily due to the $11.9 million pre-tax loss from the April 2001 redemption of the Company's 3.75% Notes and less interest capitalized due to the completion of the Ocean Confidence conversion ($2.6 million interest capitalized in 2001 compared to $13.8 million interest capitalized in 2000). In addition, interest expense increased with the issuance of the Zero Coupon Debentures on June 6, 2000, the issuance of the 1.5% Debentures on April 11, 2001 and interest expense related to the December 2000 lease-leaseback of the Ocean Alliance. This increase was partially offset by a reduction in interest expense resulting from the Company's redemption of all of its outstanding 3.75% Notes on April 6, 2001. See
"-- Liquidity."

  Other Income and Expense (Other, net).

     Other expense of $2.7 million for the year ended December 31, 2001 increased $0.7 million from other expense of $2.0 million for the same period in 2000. This increase resulted primarily from a $10.0 million reserve for the then pending litigation in connection with a proposed class action suit filed against major offshore drilling companies partially offset by a $7.3 million receipt of a settlement payment for resolved litigation.

  Income Tax Expense.

     Income tax expense of $86.7 million for the year ended December 31, 2001 increased $48.1 million from $38.6 million in 2000 primarily as a result of the increase in "Income before income taxes" of $149.6 million in 2001, which was partially offset by a lower effective income tax rate in 2001. The lower effective income tax rate in 2001 was primarily due to the Company's decision to permanently reinvest part of the earnings of its U.K. subsidiaries.

INDUSTRY CONDITIONS

     The Company operates in an industry that is historically extremely competitive and deeply cyclical. The demand for its services has traditionally been highly correlated with the price of oil and natural gas. However, the rise in product prices that began in late 2001 and continued throughout 2002 did not yield the expected improvements in utilization and dayrates for the Company's equipment. The Company believes that its customers have been reluctant to increase offshore drilling expenditures or to commit to long term contracts due to uncertainties about the sustainability of current product prices as well as general uncertainties surrounding the state of the economy and the effects of a possible military conflict in Iraq.

     In the Gulf of Mexico, well-to-well contracts are the norm for the Company's deep water semisubmersible fleet, its mid-water semisubmersible fleet and its jack-up fleet. With limited to no backlog of work for these fleets, the Company does not anticipate any significant improvement in utilization or rates until its customers regain confidence in the sustainability of product prices.

     Absent a change in its customers' perception of the overall energy market, the Company anticipates that the international markets in which it operates will remain relatively flat and consequently expects utilization and rates for its equipment in these markets to remain relatively unchanged.

LIQUIDITY

     At December 31, 2002, the Company's cash and marketable securities totaled $812.5 million, down from $1.1 billion at December 31, 2001. Cash of $199.1 million generated by repurchase agreements is included at December 31, 2001. See
Note 1 "-- Securities Sold Under Agreements to Repurchase" in Item 8 of Part II of this report.

     A discussion of the sources and uses of cash for the year ended December 31, 2002 compared to the same period in 2001 follows.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                         2002         2001       CHANGE
                                                      ----------   ----------   ---------
                                                                (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income........................................   $ 62,520     $173,823    $(111,303)
  Depreciation and amortization.....................    177,495      170,017        7,478
  Deferred tax provision............................     16,598       74,264      (57,666)
  Other non-cash items, net.........................    (24,895)      (1,994)     (22,901)
                                                       --------     --------    ---------
                                                        231,718      416,110     (184,392)
  Net changes in operating assets and liabilities...     49,439      (42,079)      91,518
                                                       --------     --------    ---------
                                                       $281,157     $374,031    $ (92,874)
                                                       ========     ========    =========

     Cash generated by net income adjusted for non-cash items, including depreciation and amortization, for the year ended December 31, 2002 decreased $184.4 million compared to the same period in 2001 primarily due to a decline in results of operations in 2002. Operating items provided $49.4 million during 2002 compared to a $42.1 million use of cash in 2001. The $91.5 million fluctuation in operating items resulted primarily from a reduction in accounts receivable related to the lower overall activity of the Company's fleet in 2002.

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                   2002          2001         CHANGE
                                                -----------   -----------   -----------
                                                            (IN THOUSANDS)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures (excluding rig
     acquisition).............................  $  (273,805)  $  (268,617)  $    (5,188)
  Rig acquisition.............................      (67,000)           --       (67,000)
  Proceeds from sale of assets................        1,640         1,726           (86)
  Proceeds from sale of marketable
     securities...............................    5,260,922     2,468,971     2,791,951
  Purchase of marketable securities...........   (5,098,320)   (2,467,218)   (2,631,102)
  Securities (repurchased) sold under
     repurchase agreements....................     (199,062)      199,062      (398,124)
  Proceeds from settlement of forward
     contracts................................        1,116           226           890
                                                -----------   -----------   -----------
                                                $  (374,509)  $   (65,850)  $  (308,659)
                                                ===========   ===========   ===========

     Net cash used in investing activities increased $308.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase in cash usage was primarily due to $199.1 million used for the repurchase of securities in 2002 sold under repurchase agreements in 2001 and the purchase of the Ocean Vanguard in December 2002 for $68.5 million ($67.0 million capitalized to rig equipment and $1.5 million added to inventory). Cash used for capital expenditures in 2002 increased

$5.2 million primarily due to the completion of the Ocean Baroness upgrade and the ongoing upgrade of the Ocean Rover. Cash provided by net investing activities increased $160.8 million in 2002 compared to 2001 from the net sale of certain of the Company's investments in marketable securities.

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                       2002         2001       CHANGE
                                                    ----------   ----------   ---------
                                                              (IN THOUSANDS)
NET CASH USED IN FINANCING ACTIVITIES
  Payment of dividends............................  $ (65,685)   $ (66,502)   $     817
  Acquisition of treasury stock...................    (43,424)     (37,768)      (5,656)
  Ocean Alliance lease-leaseback agreement........    (10,426)      (9,732)        (694)
  (Settlement)/proceeds of put options............     (1,193)       6,876       (8,069)
  Early debt extinguishment.......................         --     (395,622)     395,622
  Debt issuance costs-1.5% Debentures.............         --      (10,899)      10,899
  Issuance of 1.5% Debentures.....................         --      460,000     (460,000)
                                                    ---------    ---------    ---------
                                                    $(120,728)   $ (53,647)   $ (67,081)
                                                    =========    =========    =========

     The Company spent $109.1 million of cash during 2002 primarily for the payment of dividends to stockholders and the purchase of the Company's common stock. During the year ended December 31, 2002, the Company purchased 1,716,700 shares of its common stock at an aggregate cost of $43.4 million, or at an average cost of $25.30 per share. This includes the Company's purchase of 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See "-- Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 8 of Part II of this report. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise.

     Cash used in financing activities in 2002 and 2001 included payments of $10.4 million and $9.7 million, respectively, for two of five annual installments of $13.7 million (principal and interest) in accordance with the Company's December 2000 lease-leaseback agreement with a European bank. The lease-leaseback agreement provided for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. This financing arrangement has an effective interest rate of 7.13% and is an unsecured obligation of the Company.

     Cash used in financing activities in 2002 also included payments of $1.2 million for the settlement of put options which covered 1,000,000 shares of the Company's common stock. Financing activities in 2001 provided cash from premiums of $6.9 million received from the sale of put options covering 1,687,321 shares of the Company's common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of its common stock. Put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during 2002. There were no put options outstanding at December 31, 2002. See "-- Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 8 of Part II of this report.

     Cash used in financing activities in 2001 resulted primarily from the Company's redemption of all of its outstanding 3.75% Notes in accordance with the indenture under which they were issued. The Company redeemed the outstanding 3.75% Notes at 102.8% of the principal amount thereof plus accrued interest of $2.1 million for a total cash payment of $397.7 million, resulting in an $11.9 million loss which is reported in "Interest expense" in the Consolidated Statements of Income.

     Additional cash used in financing activities during the year ended December 31, 2001 included $104.3 million for dividends paid to stockholders and the purchase of treasury stock. During 2001, the

Company purchased 1,403,900 shares of its common stock at an aggregate cost of $37.8 million, or at an average cost of $26.90 per share.

     Cash provided by financing activities in 2001 consisted primarily of net proceeds of $449.1 million from the issuance of $460.0 million principal amount of the 1.5% Debentures on April 11, 2001.

  Contractual Cash Obligations.

                                                             PAYMENTS DUE BY PERIOD
                                             -------------------------------------------------------
                                                        LESS THAN                           AFTER 5
                                              TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                             --------   ---------   ---------   ---------   --------
                                                                 (IN THOUSANDS)
Contractual Obligations
Long-term debt.............................  $935,630    $11,155     $24,787      $ --      $899,688
Operating leases...........................     1,802      1,087         578       137            --
                                             --------    -------     -------      ----      --------
Total obligations..........................  $937,432    $12,242     $25,365      $137      $899,688
                                             ========    =======     =======      ====      ========

  Other.

     The Company has the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a shelf registration statement. In addition, the Company may issue, from time to time, up to eight million shares of common stock, shares which are registered under an acquisition shelf registration statement (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July 1997), in connection with one or more acquisitions by the Company of securities or assets of other businesses.

     At December 31, 2002 and 2001, the Company had no off-balance sheet debt.

     The Company anticipates that its insurance premiums will be approximately $7.0 million higher in 2002 than in 2001. In December 2002 the Company renewed its Hull and Machinery insurance policy. The Company's retention of liability for property damage increased at the time of renewal from approximately $0.2 million per incident to between $1.0 million and $2.5 million per incident, depending on the value of the equipment, with an aggregate annual deductible of $5.0 million. In addition, the Company retained 10% of its insured liability. The Company expects to be able to fund the higher premiums and retention through its operating cash.

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

     During the year ended December 31, 2002, the Company spent $187.7 million, including capitalized interest expense, for rig upgrades. These expenditures were primarily for the deepwater upgrade of the Ocean Rover ($98.4 million) which is expected to be completed in July 2003, upgrades to six of the Company's jack-ups ($50.7 million) of which three were completed during 2002 and three are expected to be completed during

2003, and the deepwater upgrade of the Ocean Baroness ($31.4 million) which was completed in March 2002. The Company expects to spend approximately $123 million for rig upgrade capital expenditures during 2003 for the completion of the Ocean Rover upgrade ($80 million) and the three remaining jack-up upgrades ($43 million).

     The upgrade of the Ocean Rover began in January 2002. The converted rig will be able to operate in 7,000-foot water depths on a stand alone basis. Water depths in excess of 7,000 feet should be achievable utilizing augmented mooring systems on a case by case basis. The upgrade is expected to take 19 months to complete with delivery estimated in the third quarter of 2003.

     The significant upgrade of the Company's semisubmersible rig, the Ocean Baroness, to high specification capabilities resulted in an enhanced version of the Company's previous Victory-class upgrades. The upgrade was similar to the upgrade being performed on the Ocean Rover. The Company took delivery of the Ocean Baroness in January 2002. The approximate cost of the upgrade was $169.0 million.

     In 2002 the Company began a two year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs. The Company expects to spend approximately $100 million on the program, and as of December 31, 2002, has spent $57 million. The Ocean Titan and Ocean Tower, both 350-foot water depth capability independent-leg slot rigs, were to have cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. Currently, the Ocean Tower is in the latter stages of its upgrade with delivery expected in April 2003. The upgrade planned for the Ocean Titan is expected to commence in early 2003. The Ocean Spartan, Ocean Spur, and Ocean Heritage, each had leg extensions installed (all completed during the fourth quarter of 2002) enabling these rigs to work in water depths up to 300 feet, up from 250 feet prior to the upgrades, at a combined approximate cost of $35.7 million. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig, is currently in a shipyard undergoing leg extension installations to allow the rig to work in water depths up to 300 feet.

     All of the Company's upgrade projects are subject to risks of delay or cost overruns that are inherent in any large construction project.

     The Company has signed a memorandum of agreement to purchase the semisubmersible drilling rig Omega for $65 million. The agreement is subject to certain conditions and is expected to be completed in the first quarter of 2003. Subsequent to its purchase, the Company anticipates that the rig initially will be working offshore South Africa. The purchase of the Omega is expected to be funded from existing cash balances.

     During the year ended December 31, 2002, the Company spent $86.1 million in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements. In addition, the Company spent $68.5 million ($67.0 million capitalized to rig equipment) for the purchase of the third-generation semisubmersible drilling rig, West Vanguard, renamed Ocean Vanguard. The Company has budgeted $111.3 million for 2003 capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements.

INTEGRATED SERVICES

     The Company's wholly owned subsidiary, DOTS, from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During 2002, DOTS had an operating loss of $0.6 million primarily from an unprofitable Gulf of Mexico turnkey project. During 2001, DOTS contributed operating income of $0.6 million to the Company's consolidated results of operations primarily from the completion of one international turnkey project, which began in the last quarter of 2000, and three turnkey permanent plug and abandonment projects in the Gulf of Mexico.

OTHER

     Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include Brazil, the U.K., Australia and Vietnam. The Company generally attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. Because of this strategy, historically the Company has minimized its unhedged net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. At present, however, only contracts covering the Company's five rigs currently operating in Brazil are payable both in U.S. dollars and the local currency. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and the local currencies, except in Australia for operating costs payable in the local currencies in which it operates, but it may seek to do so in the future.

     Currency translation adjustments are accumulated in a separate section of stockholders' equity. When the Company ceases its operations in a currency environment, the accumulated adjustments are recognized currently in results of operations. The effect on results of operations from these translation gains and losses has not been material and are not expected to have a significant effect in the future.

     Forward Exchange Contracts. In some instances, a foreign exchange forward contract is used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates. In June 2002 the Company entered into forward contracts to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. In July 2001 the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars at each month end through July 31, 2002.

ACCOUNTING STANDARDS

     In December 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has adopted the provisions of SFAS No. 148 which require prominent disclosure regarding the method of accounting for stock-based employee compensation in its annual financial statements and will include such disclosure in all of its future interim financial statements.

     In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 loss of $7.7 million, net-of-tax, from early extinguishment of debt, as a result of the Company's redemption of the outstanding 3.75% Notes, out of extraordinary items. The pre-tax loss from early extinguishment of debt of $11.9 million was reclassified to "Interest expense" and the related tax benefit was reclassified to "Income tax expense" in the Consolidated Statement of Income. See Note 1 "-- Capitalized Interest" to the Company's Consolidated Financial Statements in Item 8 of Part II of this report.

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in January 2002 by the Company has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

     In June 2001 the FASB issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and applies to all business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002 and has suspended amortization of goodwill which was $3.3 million and $4.5 million for the years ended December 31, 2001 and 2000, respectively. SFAS No. 142 does not change the SFAS No. 109 "Accounting for Income Taxes" requirement to reduce goodwill for the excess of tax benefits not previously recognized. See Note 6 to the Company's Consolidated Financial Statements in Item 8 of Part II of this report. The adoption of SFAS No. 142 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning possible or assumed future results of operations of the Company and statements about the following subjects:

     - future market conditions and the effect of such conditions on the Company's future results of operations (see "-- Industry Conditions");

     - future uses of and requirements for financial resources, including, but not limited to, expenditures related to the upgrades of the Ocean Rover and three of the Company's jack-up rigs (see "Business -- The Fleet - Fleet Enhancements", "-- Liquidity" and "-- Capital Resources");

     - interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk");

     - future contractual obligations (see "-- Liquidity -- Contractual Cash Obligations");

     - business strategy;

     - growth opportunities;

     - competitive position;

     - expected financial position;

     - future cash flows;

     - future dividends;

     - financing plans;

     - budgets for capital and other expenditures;

     - timing and cost of completion of rig upgrades and other capital projects;

     - delivery dates and drilling contracts related to rig conversion and upgrade projects;

     - plans and objectives of management;

     - performance of contracts;

     - outcomes of legal proceedings;

     - compliance with applicable laws; and

     - adequacy of insurance or indemnification.

     Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

     - general economic and business conditions;

     - worldwide demand for oil and natural gas;

     - changes in foreign and domestic oil and gas exploration, development and production activity;

     - oil and natural gas price fluctuations and related market expectations;

     - the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

     - policies of the various governments regarding exploration and development of oil and gas reserves;

     - advances in exploration and development technology;

     - the political environment of oil-producing regions;

     - casualty losses;

     - operating hazards inherent in drilling for oil and gas offshore;

     - industry fleet capacity;

     - market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

     - competition;

     - changes in foreign, political, social and economic conditions;

     - risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment;

     - foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

     - risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

     - changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

     - regulatory initiatives and compliance with governmental regulations;

     - compliance with environmental laws and regulations;

     - customer preferences;

     - effects of litigation;

     - cost, availability and adequacy of insurance;

     - adequacy of the Company's sources of liquidity;

     - risks inherent in turnkey operations, including the risk of failure to complete a well and cost overruns;

     - the availability of qualified personnel to operate and service the Company's drilling rigs; and

     - various other matters, many of which are beyond the Company's control.

     The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the SEC include additional factors that could adversely affect the Company's business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included in this Item 7A is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements" in Item 7 of this report.

     The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, 2002 and 2001 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

     Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

INTEREST RATE RISK

     The Company has exposure to interest rate risk arising from changes in the level or volatility of interest rates. The Company's investments in marketable securities are primarily in fixed maturity securities. The Company monitors its sensitivity to interest rate risk by evaluating the change in the value of its financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company's investments and the resulting effect on shareholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

     The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 2002 and 2001 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

     The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

     The Company's long-term debt, as of December 31, 2002 and 2001 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $153.8 and $154.3 million, respectively. A 100 basis point decrease would result in an increase in market value of $192.7 and $195.3 million, respectively.

FOREIGN EXCHANGE RISK

     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. As of December 31, 2002, the Company had contracted to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from

August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates. At December 31, 2002, an asset of $0.2 million reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. At December 31, 2001 the Company had contracted to purchase 3.5 million Australian dollars each month through July 31, 2002. At December 31, 2001, an asset of $0.1 million reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 2002 and 2001, with all other variables held constant.

     The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):

                                              FAIR VALUE ASSET (LIABILITY)         MARKET RISK
                                              ----------------------------      ------------------
                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
         CATEGORY OF RISK EXPOSURE:              2002             2001           2002       2001
         --------------------------           -----------      -----------      -------    -------
                                                                 (IN THOUSANDS)
Interest rate
  Marketable securities.....................   $ 627,614 (a)    $ 748,387 (a)   $21,500(c) $61,800(c)
  Long-term debt............................    (901,800)(b)     (876,100)(b)
Foreign Exchange............................         151              136         2,300(d)   2,200(d)

---------------

(a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on December 31, 2002 and 2001.

(b) The fair values of the Company's 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on December 31, 2002 and 2001. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 6.62% for 2002 and 7.59% for 2001.

(c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at December 31, 2002 and 2001.

(d) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of a decrease in foreign exchange rates of 20% at December 31, 2002 and 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

Deloitte & Touche LLP
Houston, Texas
January 28, 2003

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  184,910   $  398,990
  Marketable securities.....................................     627,614      748,387
  Accounts receivable.......................................     146,957      193,653
  Rig inventory and supplies................................      45,405       40,814
  Prepaid expenses and other................................      28,870       45,735
                                                              ----------   ----------
          Total current assets..............................   1,033,756    1,427,579
Drilling and other property and equipment, net of
  accumulated depreciation..................................   2,164,627    2,002,873
Goodwill, net of accumulated amortization...................      24,714       38,329
Other assets................................................      35,668       33,900
                                                              ----------   ----------
          Total assets......................................  $3,258,765   $3,502,681
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt.........................  $   11,155   $   10,426
  Accounts payable..........................................      39,721       31,924
  Accrued liabilities.......................................      63,113       68,977
  Taxes payable.............................................       4,413        5,862
  Securities sold under repurchase agreements...............          --      199,062
                                                              ----------   ----------
          Total current liabilities.........................     118,402      316,251
Long-term debt..............................................     924,475      920,636
Deferred tax liability......................................     375,309      376,259
Other liabilities...........................................      33,065       36,389
                                                              ----------   ----------
          Total liabilities.................................   1,451,251    1,649,535
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Stockholders' equity:
  Preferred stock (par value $0.01, 25,000,000 shares
     authorized, none issued and outstanding)...............          --           --
  Common stock (par value $0.01, 500,000,000 shares
     authorized, 133,457,055 shares issued and 130,336,455
     shares outstanding at December 31, 2002 and 133,457,055
     shares issued and 132,053,155 outstanding at December
     31, 2001)..............................................       1,335        1,335
  Additional paid-in capital................................   1,263,692    1,267,952
  Retained earnings.........................................     621,342      624,507
  Accumulated other comprehensive losses....................        (730)      (2,880)
  Treasury stock, at cost (3,120,600 shares at December 31,
     2002 and 1,403,900 shares at December 31, 2001)........     (78,125)     (37,768)
                                                              ----------   ----------
          Total stockholders' equity........................   1,807,514    1,853,146
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $3,258,765   $3,502,681
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Revenues:
  Contract drilling.........................................  $724,213   $885,349   $659,436
  Revenues related to reimbursable expenses.................    28,348     38,951     25,065
                                                              --------   --------   --------
          Total revenues....................................   752,561    924,300    684,501
                                                              --------   --------   --------
Operating expenses:
  Contract drilling.........................................   468,272    467,547    435,550
  Reimbursable expenses.....................................    25,885     36,151     22,377
  Depreciation and amortization.............................   177,495    170,017    145,596
  General and administrative................................    29,009     25,502     23,803
                                                              --------   --------   --------
          Total operating expenses..........................   700,661    699,217    627,326
                                                              --------   --------   --------
Operating income............................................    51,900    225,083     57,175
Other income (expense):
  Interest income...........................................    29,767     48,682     49,525
  Interest expense..........................................   (23,583)   (38,085)   (10,272)
  Gain on sale of marketable securities.....................    36,504     27,141      2,103
  Gain on sale of assets....................................        84        327     14,324
  Other, net................................................     1,502     (2,663)    (1,988)
                                                              --------   --------   --------
Income before income tax expense............................    96,174    260,485    110,867
Income tax expense..........................................   (33,654)   (86,662)   (38,586)
                                                              --------   --------   --------
Net income..................................................  $ 62,520   $173,823   $ 72,281
                                                              ========   ========   ========
Net income per share:
  Basic.....................................................  $   0.48   $   1.31   $   0.53
                                                              ========   ========   ========
  Diluted...................................................  $   0.47   $   1.26   $   0.53
                                                              ========   ========   ========
Weighted average shares outstanding:
     Shares of common stock.................................   131,285    132,886    135,164
     Dilutive potential shares of common stock..............     9,428      9,479      9,876
                                                              --------   --------   --------
          Total weighted average shares outstanding.........   140,713    142,365    145,040
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

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                            ACCUMULATED
                               COMMON STOCK       ADDITIONAL                   OTHER           TREASURY STOCK           TOTAL
                           --------------------    PAID-IN     RETAINED    COMPREHENSIVE    ---------------------   STOCKHOLDERS'
                             SHARES      AMOUNT    CAPITAL     EARNINGS    GAINS (LOSSES)     SHARES      AMOUNT       EQUITY
                           -----------   ------   ----------   ---------   --------------   ----------   --------   -------------
January 1, 2000..........  139,342,381   $1,393   $1,302,841   $ 635,943      $(9,229)       3,518,100   $(88,726)   $1,842,222
Net income...............           --      --            --      72,281           --               --         --        72,281
Treasury stock
  Purchase...............           --      --            --          --           --        2,705,100    (92,959)      (92,959)
  Retirement.............   (6,223,200)    (62)      (58,193)   (123,430)          --       (6,223,200)   181,685            --
Dividends to stockholders
  ($0.50 per share)......           --      --            --     (67,608)          --               --         --       (67,608)
Stock options
  exercised..............       30,803       1           122          --           --               --         --           123
Put option premiums......           --      --         3,875          --           --               --         --         3,875
Conversion of long-term
  debt...................          493      --            20          --           --               --         --            20
Exchange rate changes,
  net....................           --      --            --          --          506               --         --           506
Gain on investments,
  net....................           --      --            --          --        9,393               --         --         9,393
                           -----------   ------   ----------   ---------      -------       ----------   --------    ----------
December 31, 2000........  133,150,477   1,332     1,248,665     517,186          670               --         --     1,767,853
                           -----------   ------   ----------   ---------      -------       ----------   --------    ----------
Net income...............           --      --            --     173,823           --               --         --       173,823
Treasury stock
  purchase...............           --      --            --          --           --        1,403,900    (37,768)      (37,768)
Dividends to stockholders
  ($0.50 per share)......           --      --            --     (66,502)          --               --         --       (66,502)
Put option premiums......           --      --         6,876          --           --               --         --         6,876
Conversion of long-term
  debt...................      306,578       3        12,411          --           --               --         --        12,414
Exchange rate changes,
  net....................           --      --            --          --         (170)              --         --          (170)
Loss on investments,
  net....................           --      --            --          --         (620)              --         --          (620)
Minimum pension
  adjustment.............           --      --            --          --       (2,760)              --         --        (2,760)
                           -----------   ------   ----------   ---------      -------       ----------   --------    ----------
December 31, 2001........  133,457,055   1,335     1,267,952     624,507       (2,880)       1,403,900    (37,768)    1,853,146
                           -----------   ------   ----------   ---------      -------       ----------   --------    ----------
Net income...............           --      --            --      62,520           --               --         --        62,520
Treasury stock
  purchase...............           --      --            --          --           --        1,716,700    (43,424)      (43,424)
Dividends to stockholders
  ($0.50 per share)......           --      --            --     (65,685)          --               --         --       (65,685)
Put option premiums......           --      --        (4,260)         --           --               --      3,067        (1,193)
Exchange rate changes,
  net....................           --      --            --          --         (678)              --         --          (678)
Gain on investments,
  net....................           --      --            --          --           68               --         --            68
Minimum pension
  adjustment.............           --      --            --          --        2,760               --         --         2,760
                           -----------   ------   ----------   ---------      -------       ----------   --------    ----------
December 31, 2002........  133,457,055   $1,335   $1,263,692   $ 621,342      $  (730)       3,120,600   $(78,125)   $1,807,514
                           ===========   ======   ==========   =========      =======       ==========   ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2002       2001      2000
                                                              -------   --------   -------
Net income..................................................  $62,520   $173,823   $72,281
Other comprehensive gains (losses), net of tax:
  Foreign currency translation gain (loss)..................     (678)      (170)      506
  Unrealized holding gain on investments....................    2,708      2,501     3,259
     Reclassification adjustment for (gain) loss included in
       net income...........................................   (2,640)    (3,121)    6,134
  Minimum pension liability adjustment......................    2,760     (2,760)       --
                                                              -------   --------   -------
          Total other comprehensive (loss) gain.............    2,150     (3,550)    9,899
                                                              -------   --------   -------
Comprehensive income........................................  $64,670   $170,273   $82,180
                                                              =======   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
Operating activities:
  Net income................................................  $    62,520   $   173,823   $    72,281
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      177,495       170,017       145,596
    Gain on sale of assets..................................          (84)         (327)      (14,324)
    Gain on sale of marketable securities, net..............      (36,504)      (27,141)       (2,103)
    Loss from early debt extinguishment.....................           --        11,880            --
    Deferred tax provision..................................       16,598        74,264        26,155
    Accretion of discounts on marketable securities.........       (4,603)       (2,369)       (7,535)
    Amortization of debt issuance costs.....................        1,302         1,482           864
    Amortization of discount on zero coupon convertible
      debentures............................................       14,994        14,481         8,033
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       46,696       (40,201)       (9,883)
    Rig inventory and supplies and other current assets.....       13,896             3        (9,190)
    Other assets, non-current...............................        1,176       (11,178)         (604)
    Accounts payable and accrued liabilities................        1,933         2,777        (4,592)
    Taxes payable...........................................       (8,381)        5,285       (12,658)
    Other liabilities, non-current..........................       (3,324)        5,411         3,261
    Other items, net........................................       (2,557)       (4,176)        1,234
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........      281,157       374,031       196,535
                                                              -----------   -----------   -----------
Investing activities:
    Capital expenditures (excluding rig acquisitions).......     (273,805)     (268,617)     (323,924)
    Rig acquisitions........................................      (67,000)           --            --
    Proceeds from sale of assets............................        1,640         1,726        33,279
    Proceeds from sale of marketable securities.............    5,260,922     2,468,971     1,345,183
    Purchase of marketable securities.......................   (5,098,320)   (2,467,218)   (1,509,731)
    Securities (repurchased) sold under repurchase
      agreements............................................     (199,062)      199,062            --
    Proceeds from settlement of forward contracts...........        1,116           226            --
                                                              -----------   -----------   -----------
         Net cash used in investing activities..............     (374,509)      (65,850)     (455,193)
                                                              -----------   -----------   -----------
Financing activities:
    Acquisition of treasury stock...........................      (43,424)      (37,768)      (92,959)
    Proceeds from sale of put options.......................           --         6,876         3,875
    Settlement of put options...............................       (1,193)           --            --
    Payment of dividends....................................      (65,685)      (66,502)      (67,608)
    Proceeds from stock options exercised...................           --            --           123
    Issuance of zero coupon convertible debentures..........           --            --       402,178
    Debt issuance costs-zero coupon convertible
      debentures............................................           --            --        (9,556)
    Lease-leaseback agreement...............................      (10,426)       (9,732)       55,000
    Arrangement fees-lease-leaseback agreement..............           --            --          (255)
    Early extinguishment of debt -- 3.75% convertible
      subordinated notes....................................           --      (395,622)           --
    Issuance of 1.5% convertible senior debentures..........           --       460,000            --
    Debt issuance costs -- 1.5% convertible senior
      debentures............................................           --       (10,899)           --
                                                              -----------   -----------   -----------
         Net cash (used in) provided by financing
           activities.......................................     (120,728)      (53,647)      290,798
                                                              -----------   -----------   -----------
Net change in cash and cash equivalents.....................     (214,080)      254,534        32,140
    Cash and cash equivalents, beginning of year............      398,990       144,456       112,316
                                                              -----------   -----------   -----------
    Cash and cash equivalents, end of year..................  $   184,910   $   398,990   $   144,456
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

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. Loews Corporation ("Loews"), a Delaware corporation of which the Company had been a wholly owned subsidiary prior to the initial public offering in October 1995 (the "Common Stock Offering"), owns 53.8% of the outstanding common stock of the Company at December 31, 2002.

     The Company, through wholly owned subsidiaries, engages in the worldwide contract drilling of offshore oil and gas wells and is a leader in deep water drilling. Currently, the fleet is comprised of 31 semisubmersible rigs, 14 jack-up rigs and one drillship.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany transactions and balances.

Cash and Cash Equivalents and Marketable Securities

     Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents. Cash equivalents at December 31, 2001 included $199.1 million of invested cash deposits received in connection with securities sold under repurchase agreements. There were no securities sold under repurchase agreements at December 31, 2002. See "Securities Sold Under Agreements to Repurchase."

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

Securities Sold Under Agreements to Repurchase

     The Company accounts for repurchase agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." From time to time the Company may lend securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must transfer to the Company cash collateral equal to the securities transferred. Cash deposits from these transactions are invested in short-term investments and are included in the Consolidated Balance Sheets in "Cash and cash equivalents." A liability is recognized for the obligation to return the cash collateral. The Company continues to receive interest income on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities." Interest expense associated with the related liability is recorded as an offset to "Interest income" in the Consolidated Statements of Income. The Company did not have any loaned debt securities outstanding at December 31, 2002. At December 31, 2001 the fair value of collateral from loaned debt securities was $198.7 million.

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

Supplementary Cash Flow Information

     Cash payments made for interest on long-term debt, including commitment fees, totaled $10.2 million, $17.1 million, and $15.0 million during the years ended December 31, 2002, 2001, and 2000, respectively.

     Cash payments for foreign income taxes, net of foreign tax refunds, were $14.7 million, $4.3 million, and $15.1 million during the years ended December 31, 2002, 2001, and 2000, respectively. A $17.3 million net cash refund of U.S. income tax was received during the year ended December 31, 2002. Cash payments for U.S. income taxes made during the years ended December 31, 2001 and 2000 were $28.8 and $10.7, respectively.

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

Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Income is as follows:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                            2002       2001       2000
                                                          --------   --------   ---------
                                                                  (IN THOUSANDS)
Total interest cost including amortization of debt
  issuance costs........................................  $26,461    $28,850    $ 24,116
Capitalized interest....................................   (2,878)    (2,645)    (13,844)
Loss from early extinguishment of debt..................       --     11,880          --
                                                          -------    -------    --------
          Total interest expense as reported............  $23,583    $38,085    $ 10,272
                                                          =======    =======    ========

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluated all of the cold stacked rigs in its fleet during 2002 and no instance of impairment was noted.

Goodwill

     Prior to January 1, 2002, goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") had been amortized on a straight-line basis over 20 years. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and, accordingly, has suspended amortization of goodwill. On January 1, 2002, goodwill and accumulated amortization was $69.0 million and $30.7 million, respectively. Amortization charged to operating expense during the years ended December 31, 2001 and 2000 totaled $3.3 million and $4.5 million, respectively.

     Adjustments of $13.6 million during each of the years ended December 31, 2002, 2001 and 2000 were recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero during the year 2004. See
Note 6.

Debt Issuance Costs

     Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the term of the related debt.

Deferred Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's non-U.S. income tax liabilities are based upon the results of operations of the various subsidiaries and foreign branches in those jurisdictions in which they are subject to taxation. Beginning in 2001, the Company decided to indefinitely reinvest a portion of the earnings of its U.K. subsidiaries. Consequently, no U.S. deferred taxes were provided on these earnings in 2002 or in 2001.

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

     During the year ended December 31, 2002 the Company purchased 1,716,700 shares of its common stock at an aggregate cost of $43.4 million, or at an average cost of $25.30 per share. This includes the Company's purchase of 500,000 shares of its common stock at an aggregate cost of $20.0 million, or at an average cost of $40.00 per share, upon the exercise of put options sold in February 2001. The Company reduced "Additional paid-in-capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and reported the net cost of the shares, $16.9 million, in "Treasury stock." During the year ended December 31, 2001, the Company purchased 1,403,900 shares of its common stock at an aggregate cost of $37.8 million, or at an average cost of $26.90 per share.

     As of December 31, 2002, Loews owned 53.8% of the outstanding shares of common stock of the Company. The Company had been a wholly owned subsidiary of Loews prior to its initial public offering in October 1995. The increase of Loews ownership from 53.1% at December 31, 2001 to 53.8% at December 31, 2002 is a result of the Company's purchase of its common stock during 2002.

     The Company settled put options which covered 1,000,000 shares of its common stock during the year ended December 31, 2002 with cash payments totaling $1.2 million and reduced "Additional paid-in-capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. The Company's remaining put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during 2002. There were no common equity put options outstanding at December 31, 2002.

     During the year ended December 31, 2001, the Company received premiums of $6.9 million for the sale of put options covering 1,687,321 shares of common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of common stock. Premiums received for these options were recorded in "Additional paid-in-capital" in the Consolidated Balance Sheets. As of December 31, 2001 there were put options outstanding which covered 1,687,321 shares of the Company's common stock at various stated exercise prices at various expiration dates.

Stock-Based Compensation

     In 2000 the Company adopted a stock option plan ("2000 Stock Option Plan") whereby certain of the Company's employees, consultants and non-employee directors may be granted options to purchase stock. The Company accounts for the 2000 Stock Option Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. See Note
13. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                          2002          2001            2000
                                                       ----------    -----------     ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income as reported...............................   $62,520       $173,823        $72,281
Deduct: Total stock-based employee compensation
  expense determined under fair value based method,
  net of tax.........................................      (925)          (677)          (363)
                                                        -------       --------        -------
Pro forma net income.................................   $61,595       $173,146        $71,918
                                                        =======       ========        =======
Earnings Per Share of Common Stock:
  As reported........................................   $  0.48       $   1.31        $  0.53
  Pro forma..........................................   $  0.47       $   1.30        $  0.53
Earnings Per Share of Common Stock -- assuming
  dilution:
  As reported........................................   $  0.47       $   1.26        $  0.53
  Pro forma..........................................   $  0.47       $   1.26        $  0.53

Comprehensive Income

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains and losses, minimum pension liability adjustments and unrealized holding gains and losses on marketable securities. See Note 9.

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

     Income from reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the customer in accordance with a contract or agreement is recorded, for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Income. Prior to 2002 and the guidance provided by the Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expense Incurred," the Company accounted for reimbursements, in most instances, as a reduction of expenses incurred. All comparative periods presented have been reclassified to comply with this guidance.

Accounting Pronouncements

     In December 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has adopted the provisions of SFAS No. 148 which require prominent disclosure regarding the method of accounting for stock-based employee compensation in its annual financial statements and will be including such disclosure in its future interim financial statements.

     In July 2002 the FASB issued SFAS No. 146, "Accounting for costs associated with exit or disposal activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in APB Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 loss of $7.7 million, net-of-tax, from early extinguishment of debt, as a result of the Company's redemption of the outstanding 3.75% Convertible subordinated note due 2007 (the "3.75% Notes") out of extraordinary items. The pre-tax loss from early extinguishment of debt of $11.9 million was reclassified to "Interest expense" and the related tax benefit was reclassified to "Income tax expense" in the Consolidated Statement of Income.

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 by the Company in January 2002 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

     In June 2001 the FASB issued two new pronouncements, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and applies to all business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on January 1, 2002 and has suspended amortization of goodwill which was $3.3 million and $4.5 million for the years ended December 31, 2001 and 2000, respectively. SFAS No. 142 does not change the SFAS No. 109 "Accounting for Income Taxes" requirement to reduce goodwill for the excess of tax benefits not previously recognized. See Note 6. The adoption of SFAS No. 142 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

Fair Value of Financial Instruments

     The Company provides fair value information of its financial instruments in the notes to the consolidated financial statements. See Note 11. The carrying amount of the Company's current financial instruments approximate fair value because of the short maturity of these instruments. For non-current financial instruments the Company uses quoted market prices when available and discounted cash flows to estimate fair value.

2. EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2002          2001          2000
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME -- BASIC (NUMERATOR):.....................    $ 62,520      $173,823      $ 72,281
  Effect of dilutive potential shares
     Convertible subordinated notes -- 3.75%.........          --         2,424         4,249
     Zero coupon convertible debentures..............          --            --            --
     Convertible senior debentures -- 1.5%...........       4,164         3,062            --
                                                         --------      --------      --------
NET INCOME INCLUDING CONVERSIONS -- DILUTED
  (NUMERATOR):.......................................    $ 66,684      $179,309      $ 76,530
                                                         ========      ========      ========
WEIGHTED AVERAGE SHARES -- BASIC (DENOMINATOR):......     131,285       132,886       135,164
  Effect of dilutive potential shares
     Convertible subordinated notes -- 3.75%.........          --         2,564         9,876
     Zero coupon convertible debentures..............          --            --            --
     Convertible senior debentures -- 1.5%...........       9,383         6,812            --
     Stock options...................................           4             1            --
     Put options.....................................          41           102            --
                                                         --------      --------      --------
WEIGHTED AVERAGE SHARES INCLUDING
  CONVERSIONS -- DILUTED (DENOMINATOR):..............     140,713       142,365       145,040
                                                         ========      ========      ========
EARNINGS PER SHARE:
Basic................................................    $   0.48      $   1.31      $   0.53
                                                         ========      ========      ========
Diluted..............................................    $   0.47      $   1.26      $   0.53
                                                         ========      ========      ========

     The computation of diluted earnings per share ("EPS") for the years ended December 31, 2002, 2001 and 2000 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), issued in June 2000. The inclusion of such shares would be antidilutive.

     Put options covering 1,687,321 shares of common stock at various stated exercise prices per share were outstanding during part of 2002 prior to their expiration or settlement. All of these put options were outstanding at December 31, 2001. However, the computation of diluted EPS for the years ended December 31, 2002 and 2001 excluded put options covering 187,321 shares of common stock. Put options covering 750,000 shares of common stock at an exercise price of $37.85 per share were outstanding at December 31, 2000 but were excluded from the computation of diluted EPS. Certain put options were excluded from the computation of diluted EPS because the options' exercise prices were less than the average market price per share of the common stock.

     The computation of diluted EPS for the years ended December 31, 2002 and 2001 did not include stock options representing 377,525 shares and 182,700 shares of common stock, respectively. The incremental shares calculated from non-qualified stock options included in the computation of diluted EPS for the year ended December 31, 2000 were immaterial for presentation purposes. The computation of diluted EPS for the year ended December 31, 2000 did not include stock options representing 86,500 shares of common stock. Certain stock options were excluded because the options' exercise prices were more than the average market price per share of the common stock.

3. MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:

                                                              DECEMBER 31, 2002
                                                       --------------------------------
                                                                  UNREALIZED    MARKET
                                                         COST        GAIN       VALUE
                                                       --------   ----------   --------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and other
  U.S. government agencies:
  Due less than one year.............................  $449,445     $   20     $449,465
Collateralized mortgage obligations..................   174,003      4,146      178,149
                                                       --------     ------     --------
          Total......................................  $623,448     $4,166     $627,614
                                                       ========     ======     ========

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

     Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Proceeds from sales.........................................  $5,260,922   $2,468,971
Gross realized gains........................................      41,945       38,584
Gross realized losses.......................................      (5,441)     (11,443)

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

     In June 2002 the Company entered into forward contracts to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. In July 2001 the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars at each month end through July 31, 2002. These forward contracts are derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 and 2001 do not qualify for hedge accounting.

Contingent Interest

     On April 11, 2001, the Company issued 1.5% Debentures in the amount of $460.0 million which are due April 15, 2031, and contain a contingent interest provision. See Note 8. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance or at December 31, 2002 and 2001.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2002          2001
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Drilling rigs and equipment.................................  $ 3,091,892   $2,732,333
Construction work-in-progress...............................      141,247      163,308
Land and buildings..........................................       15,035       14,629
Office equipment and other..................................       21,076       19,731
                                                              -----------   ----------
  Cost......................................................    3,269,250    2,930,001
Less accumulated depreciation...............................   (1,104,623)    (927,128)
                                                              -----------   ----------
  Drilling and other property and equipment, net............  $ 2,164,627   $2,002,873
                                                              ===========   ==========

     Construction work-in-progress at December 31, 2002, included approximately $119.1 million primarily for the significant upgrade of the Ocean Rover to high specification capabilities.

     In December 2002, Diamond Offshore Drilling Limited, a subsidiary of the Company, completed the acquisition of the third-generation semisubmersible drilling rig, West Vanguard, renamed Ocean Vanguard, for $68.5 million. The Company capitalized $67.0 million to drilling rigs and equipment and $1.5 million to rig inventory.

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

     The Company's net income and earnings per share, adjusted to exclude amortization expense (net of its related tax benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2002          2001            2000
                                                       ----------    -----------     ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income as reported...............................   $62,520       $173,823        $72,281
Add back: Goodwill amortization (net of tax).........        --          2,118          2,917
                                                        -------       --------        -------
Adjusted net income..................................   $62,520       $175,941        $75,198
                                                        =======       ========        =======
BASIC EARNINGS PER SHARE:
  Net income as reported.............................   $  0.48       $   1.31        $  0.53
  Add back: Goodwill amortization (net of tax).......        --           0.02           0.02
                                                        -------       --------        -------
  Adjusted net income................................   $  0.48       $   1.33        $  0.55
                                                        =======       ========        =======
DILUTED EARNINGS PER SHARE:
  Net income as reported.............................   $  0.47       $   1.26        $  0.53
  Add back: Goodwill amortization (net of tax).......        --           0.01           0.02
                                                        -------       --------        -------
  Adjusted net income................................   $  0.47       $   1.27        $  0.55
                                                        =======       ========        =======

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

     During each of the years ended December 31, 2002, 2001 and 2000, an adjustment of $13.6 million was recorded in each year to reduce goodwill before accumulated amortization. The adjustments represent tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill is recognized. Goodwill is expected to be reduced to zero during the year 2004.

     At December 31, 2002, the Company performed its annual impairment test and no evidence of impairment was noted.

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Personal injury and other claims............................  $ 6,815   $ 6,706
Payroll and benefits........................................   29,337    25,880
Interest payable............................................    1,588     1,645
Reserve for class action litigation.........................       --     9,699
Deferred revenue............................................    3,539     6,721
Other.......................................................   21,834    18,326
                                                              -------   -------
  Total.....................................................  $63,113   $68,977
                                                              =======   =======

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Zero coupon convertible debentures..........................  $439,688   $424,694
Convertible senior debentures -- 1.5%.......................   460,000    460,000
Ocean Alliance lease-leaseback agreement....................    35,942     46,368
                                                              --------   --------
                                                               935,630    931,062
Less: Current maturities....................................   (11,155)   (10,426)
                                                              --------   --------
          Total.............................................  $924,475   $920,636
                                                              ========   ========

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002, are as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
                                                              -----------
2003........................................................   $ 11,155
2004........................................................     11,969
2005........................................................     12,818
2006........................................................         --
2007........................................................         --
Thereafter..................................................    899,688
                                                               --------
                                                                935,630
Less: Current maturities....................................    (11,155)
                                                               --------
          Total.............................................   $924,475
                                                               ========

Convertible Subordinated Notes

     On April 6, 2001, the Company redeemed all of its outstanding 3.75% Notes in accordance with the indenture under which the 3.75% Notes were issued. Prior to April 6, 2001, $12.4 million principal amount of the 3.75% Notes had been converted into 307,071 shares of the Company's common stock, par value $0.01 per share, at the stated conversion price of $40.50 per share. The remaining $387.6 million principal amount of the 3.75% Notes was redeemed at 102.08% of the principal amount thereof plus accrued interest for a total cash payment of $397.7 million resulting in an after-tax charge of $7.7 million ($11.9 million which is reported in "Interest expense" partially offset by a tax benefit of $4.2 million recorded in "Income tax expense" in the Consolidated Statement of Income.)

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

     The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008 if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or on December 31, 2002 or December 31, 2001.

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

Zero Coupon Convertible Debentures

     On June 6, 2000, the Company issued Zero Coupon Debentures due 2020 at a price of $499.60 per $1,000 debenture, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustments in certain events. The Zero Coupon Debentures are senior unsecured obligations of the Company.

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

Ocean Alliance Lease-Leaseback

     In December 2000 the Company entered into a lease-leaseback agreement with a European bank. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. Two of the five annual payments have been made as of December 31, 2002. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

9. COMPREHENSIVE INCOME

     The income tax effects allocated to the components of other comprehensive income are as follows:

                                                           YEAR ENDED DECEMBER 31, 2002
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation (loss) gain.............   $(1,043)     $   365      $  (678)
Minimum pension liability adjustment.................     4,246       (1,486)       2,760
Unrealized gain (loss) on investments:
  Gain (loss) arising during 2002....................     4,166       (1,458)       2,708
  Reclassification adjustment........................    (4,062)       1,422       (2,640)
                                                        -------      -------      -------
  Net unrealized gain (loss).........................       104          (36)          68
                                                        -------      -------      -------
Other comprehensive income (loss)....................   $ 3,307      $(1,157)     $ 2,150
                                                        =======      =======      =======

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
                                                        =======      =======       ======

10. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases, which expire through the year 2007. Total rent expense amounted to $1.4 million, $1.0 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum future rental payments under leases are approximately $1.1 million, $0.4 million, $0.2 million, $0.1 million and $17,000 for the years 2003 to 2007, respectively. There are no minimum future rental payments under leases after the year 2007.

     The Company is contingently liable as of December 31, 2002 in the amount of $16.1 million under certain performance, bid, customs and export bonds. On the Company's behalf, banks have issued letters of credit securing certain of these bonds.

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

11. FINANCIAL INSTRUMENTS

Concentrations of Credit and Market Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash and trade accounts receivable and investments in debt securities, including treasury inflation-indexed protected bonds ("TIP's") and collateralized mortgage obligations ("CMO's"). The Company places its temporary excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable are limited primarily due to the entities comprising the Company's customer base. Since the market for the Company's services is the offshore oil and gas industry, this customer base consists primarily of major oil companies and independent oil and gas producers. The Company provides allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented and, historically, the Company has not experienced significant losses on trade receivables. All of the Company's investments in debt securities are U.S. government securities or government-backed with minimal credit risk. However, the Company is exposed to market risk due to price volatility associated with interest rate fluctuations.

Fair Values

     The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of the Company's debt instruments are shown below:

                                                        YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                                  2002                          2001
                                       ---------------------------   ---------------------------
                                       FAIR VALUE   CARRYING VALUE   FAIR VALUE   CARRYING VALUE
                                       ----------   --------------   ----------   --------------
                                                             (IN MILLIONS)
Zero Coupon Debentures...............    $443.3         $439.7         $408.9         $424.7
1.5% Debentures......................    $422.2         $460.0         $421.3         $460.0
Ocean Alliance Lease-leaseback.......    $ 36.3         $ 35.9         $ 45.9         $ 46.4

     The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 2002 and 2001. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

          Cash and cash equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.

          Marketable securities -- The fair values of the debt securities, including TIP's and CMO's, available for sale were based on the quoted closing market prices on December 31, 2002 and 2001.

          Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

          Long-term debt -- The fair value of the Zero Coupon Debentures and the 1.5% Debentures was based on the quoted closing market price on December 31, 2002 and 2001 from brokers of these instruments. The fair value of the Ocean Alliance lease-leaseback agreement was based on the present value of estimated future cash flows using a discount rate of 6.62%.

12. RELATED PARTY TRANSACTIONS

     The Company and Loews entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement unless due to the gross negligence or willful misconduct of Loews. The Company was charged $0.3 million, $0.3 million and $0.4 million by Loews for these support functions during the years ended December 31, 2002, 2001 and 2000, respectively.

13. STOCK OPTION PLAN

     The Company's 2000 Stock Option Plan provides for issuance of either incentive stock options or non-qualified stock options to the Company's employees, consultants and non-employee directors. Options may be granted to purchase stock at no less than 100% of the market price of the stock on the date the option is granted. Such plan reserved for issuance up to 750,000 shares of the Company's common stock, none of which had been issued as of December 31, 2002. Unless otherwise specified by the Board of Directors at the time of the grant, stock options have a maximum term of ten years, subject to earlier termination under certain conditions and vest over four years.

     The following table summarizes the stock option activity related to the 2000 Stock Option Plan:

                                       2002                         2001                         2000
                            --------------------------   --------------------------   --------------------------
                                      WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                            OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                            -------   ----------------   -------   ----------------   -------   ----------------
Outstanding, January 1....  218,300        $37.68        109,000        $42.83             --        $   --
Granted...................  201,100         26.11        109,300         32.54        113,000         42.84
Forfeited.................       --            --             --            --         (4,000)        43.03
                            -------        ------        -------        ------        -------        ------
Outstanding, December
  31......................  419,400        $32.13        218,300        $37.68        109,000        $42.83
                            =======        ======        =======        ======        =======        ======
Exercisable, December
  31......................  103,950        $37.71         42,500        $40.13         31,000        $42.34
                            =======        ======        =======        ======        =======        ======

     The following table summarizes information for options outstanding and exercisable at December 31, 2002:

                              OPTIONS OUTSTANDING
                 ---------------------------------------------      OPTIONS EXERCISABLE
                           WEIGHTED-AVERAGE                      -------------------------
   RANGE OF                   REMAINING       WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
EXERCISE PRICES  NUMBER    CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER    EXERCISE PRICE
---------------  -------   ----------------   ----------------   ------   ----------------
$19.88-$29.33..  198,100      9.3 years            $24.98        16,150        $24.58
$30.12-$33.51..   74,200      8.2 years            $31.94        17,150        $32.40
$35.72-$43.03..  147,100      7.3 years            $41.85        70,650        $42.00

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

                                                  2002          2001            2000
                                               ----------    -----------     ----------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income as reported.......................   $62,520       $173,823        $72,281
  Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method, net of tax.....      (925)          (677)          (363)
                                                -------       --------        -------
  Pro forma net income.......................   $61,595       $173,146        $71,918
                                                =======       ========        =======
Earnings Per Share of Common Stock:
  As reported................................   $  0.48       $   1.31        $  0.53
  Pro forma..................................   $  0.47       $   1.30        $  0.53
Earnings Per Share of Common
  Stock -- assuming dilution:
  As reported................................   $  0.47       $   1.26        $  0.53
  Pro forma..................................   $  0.47       $   1.26        $  0.53

     The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $10.59, $14.60 and $26.71, respectively. The fair value of options granted in 2002, 2001 and 2000 has been estimated at the date of grant using a Binomial Option Pricing Model with the following weighted average assumptions:

                                                           2002   2001   2000
                                                           ----   ----   ----
Risk-free interest rate..................................  3.71%  4.52%  6.71%
Expected life of options
  Employees..............................................     6      6      6
  Directors..............................................     4      4      6
Expected volatility of the Company's stock price.........    37%    49%    69%
Expected dividend yield..................................  2.29%  1.64%  1.25%

14. INCOME TAXES

     The components of income tax expense are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
U.S. -- current.........................................  $   214   $   564   $ 7,981
Non-U.S. -- current.....................................   16,842    11,834     4,450
                                                          -------   -------   -------
     Total current......................................   17,056    12,398    12,431
                                                          -------   -------   -------
U.S. -- deferred........................................    2,983    60,649    12,540
U.S. -- deferred to reduce goodwill.....................   13,615    13,615    13,615
                                                          -------   -------   -------
     Total deferred.....................................   16,598    74,264    26,155
                                                          -------   -------   -------
     Total..............................................  $33,654   $86,662   $38,586
                                                          =======   =======   =======

     The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2002       2001       2000
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Income before income tax expense:
  U.S. ...............................................  $73,353   $238,134   $ 97,118
  Non-U.S. ...........................................   22,821     22,351     13,749
                                                        -------   --------   --------
  Worldwide...........................................  $96,174   $260,485   $110,867
                                                        =======   ========   ========
  Expected income tax expense at federal statutory
     rate.............................................  $33,661   $ 91,169   $ 38,803
  Foreign earnings indefinitely reinvested............   (5,246)    (5,222)        --
  Norwegian tax settlement............................    5,853         --         --
  Adjustment to prior year return -- federal..........      214          2        (69)
  Other...............................................     (828)       713       (148)
                                                        -------   --------   --------
       Income tax expense.............................  $33,654   $ 86,662   $ 38,586
                                                        =======   ========   ========

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  40,136   $   9,867
  Alternative minimum tax refundable........................      5,929         563
  Worker's compensation and other current accruals(1).......      7,538       7,156
  Foreign tax credits.......................................     43,036      40,097
  Other.....................................................      8,101      12,118
                                                              ---------   ---------
     Total deferred tax assets..............................    104,740      69,801
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation and amortization.............................   (407,365)   (378,436)
  Undistributed earnings of non-U.S. subsidiaries...........    (31,549)    (34,348)
  Contingent interest.......................................    (13,992)     (5,599)
  Non-U.S. deferred taxes...................................    (13,008)    (14,684)
  Other.....................................................     (6,597)     (7,076)
                                                              ---------   ---------
     Total deferred tax liabilities.........................   (472,511)   (440,143)
                                                              ---------   ---------
       Net deferred tax liability...........................  $(367,771)  $(370,342)
                                                              =========   =========

---------------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     Except for selective dividends, the Company's practice prior to 1997 was to reinvest the unremitted earnings of all of its non-U.S. subsidiaries and postpone their remittance indefinitely. Thus, no additional U.S. taxes were provided on such earnings. Undistributed earnings of non-U.S. subsidiaries generated prior to 1997 for which no U.S. deferred income tax provision has been made for possible future remittances totaled approximately $33.0 million at December 31, 2002. In addition, the Company has negative undistributed earnings of non-U.S. subsidiaries generated prior to 1997 of $56.4 million at December 31, 2002, for which no deferred tax benefit has been recognized. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes, if any, that might be payable on the actual or deemed remittance of such earnings. On actual remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.

     At the beginning of 2001, the Company decided to postpone remittance of a portion of the earnings of its U.K. subsidiaries. The Company plans to reinvest these earnings indefinitely and no U.S. taxes were provided on these earnings in 2001 or 2002. Undistributed earnings of the U.K. subsidiaries for which no U.S. deferred income tax provision has been made were $21.1 million in 2002 and $14.9 million in 2001.

     Deferred income taxes are not recorded on differences between financial reporting and tax bases of investments in stock of the Company's subsidiaries, unless realization of the effect is probable in the foreseeable future.

     The Company believes it is probable that its deferred tax assets of $104.7 million will be realized through carrybacks to prior year tax returns or on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

     As of December 31, 2002, the Company had net operating loss ("NOL") carryforwards of approximately $114.6 million available to offset taxable income. Approximately $21.5 million of the NOL carryforwards were acquired in 1996 with the Arethusa merger. The utilization of the NOL carryforwards acquired in the Arethusa merger is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). None of the NOL carryforwards acquired from Arethusa were utilized in 2002. The remaining $93.1 million of NOL carryforwards were generated during 2002 and are not subject to a limitation under Code Section 382. The Company expects to fully utilize this portion of the NOL through a carryback to a prior taxable year. The Company has recognized a tax benefit of $32.6 million related to the tax loss generated in 2002.

     The Company has recorded a deferred tax asset of $40.1 million for the benefit of the NOL carryforwards. The NOL carryforwards will expire as follows:

                                                                              TAX BENEFIT
                                                                   NET          OF NET
                                                                OPERATING      OPERATING
YEAR                                                             LOSSES         LOSSES
----                                                            ---------     -----------
                                                                     (IN MILLIONS)
2008........................................................     $  7.9          $ 2.8
2009........................................................       11.2            3.9
2010........................................................        2.4            0.8
2022........................................................       93.1           32.6
                                                                 ------          -----
Total.......................................................     $114.6          $40.1
                                                                 ======          =====

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

     The Company maintains defined contribution retirement plans for its U.S., U.K. and third country national ("TCN") employees. The plan for U.S. employees (the "401k Plan") is designed to qualify under Section 401(k) of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. Participants are fully vested immediately upon enrollment in the plan. For the years ended December 31, 2002, 2001 and 2000, the Company's provision for contributions was $5.6 million, $6.9 million and $6.2 million, respectively.

     The plan for U.K. employees provides that the Company contributes amounts equivalent to the employee's contributions generally up to a maximum of 5.25% of the employee's defined compensation per year. The Company's provision for contributions for the years ended December 31, 2002, 2001 and 2000 was $0.7 million, $0.5 million and $0.4 million, respectively.

     The plan for the Company's TCN employees was effective April 1, 1998 and is similar to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. For the years ended December 31, 2002 and 2001, the Company's provision for contributions was $0.6 million, and $0.5 million for the year ended December 31, 2000.

Deferred Compensation and Supplemental Executive Retirement Plan

     The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes to this plan any portion of the 3.75% of the base salary contribution and the matching contribution to the 401k Plan that cannot be contributed because of the limitations within the Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10% of base compensation and/or up to 100% of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company's provision for contributions for the years ended December 31, 2002, 2001 and 2000 was not material.

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

     Pension costs are determined actuarially and at a minimum funded as required by the Code. During 2002 the Company made a voluntary contribution of $3.7 million to this plan. The plan's assets are invested in cash and cash equivalents, equity securities, government and corporate debt securities. As a result of freezing the plan, no service cost has been accrued for the years presented.

     The following provides a reconciliation of benefit obligations and significant actuarial assumptions:

                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $13,932   $12,581   $12,023
  Interest cost.........................................      962       934       894
  Actuarial gain........................................      556       584        42
  Benefits paid.........................................     (515)     (167)     (378)
                                                          -------   -------   -------
  Benefit obligation at end of year.....................  $14,935   $13,932   $12,581
                                                          =======   =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of year........  $13,077   $14,690   $14,427
  Actual return (loss) on plan assets...................   (1,164)   (1,446)      641
  Contributions.........................................    3,695        --        --
  Benefits paid.........................................     (515)     (167)     (378)
                                                          -------   -------   -------
  Fair value of plan assets at end of year..............  $15,093   $13,077   $14,690
                                                          =======   =======   =======

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Plan assets over benefit obligation........................  $  158   $   --   $2,109
  Benefit obligation over plan assets......................      --     (855)      --
  Unrecognized net obligation..............................   6,989    4,246      905
                                                             ------   ------   ------
     Accrued benefit cost..................................  $7,147   $3,391   $3,014
                                                             ======   ======   ======

                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Weighted-average assumptions:
  Discount rate.............................................  6.75%  7.00%  7.50%
  Expected long-term rate...................................  8.50%  9.00%  9.00%

                                                                 SEPTEMBER 30,
                                                            ------------------------
                                                             2002     2001     2000
                                                            ------   ------   ------
                                                                 (IN THOUSANDS)
Components of net periodic benefit cost:
  Interest cost...........................................  $ (962)  $ (934)  $ (894)
  Expected return on plan assets..........................   1,159    1,311    1,289
  Amortization of unrecognized loss.......................    (135)      --       --
                                                            ------   ------   ------
  Net periodic pension benefit income.....................  $   62   $  377   $  395
                                                            ======   ======   ======

     Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Prepaid benefit cost.......................................  $7,147   $   --   $3,014
Accrued benefit liability..................................      --     (855)      --
Accumulated other comprehensive income.....................      --    4,246       --
                                                             ------   ------   ------
     Accrued benefit cost..................................  $7,147   $3,391   $3,014
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

Similar Services

     Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
High Specification floaters..........................  $291,848   $326,835   $212,000
Other Semisubmersibles...............................   317,342    377,715    313,287
Jack-ups.............................................    99,360    174,498    118,885
Integrated Services..................................    14,068      7,779     23,298
Other................................................     5,161        547        140
Eliminations.........................................    (3,566)    (2,025)    (8,174)
                                                       --------   --------   --------
          Total Contract Drilling Revenues...........   724,213    885,349    659,436
Revenues Related to Reimbursable Expenses............    28,348     38,951     25,065
                                                       --------   --------   --------
          Total Revenues.............................  $752,561   $924,300   $684,501
                                                       ========   ========   ========

Geographic Areas

     At December 31, 2002, the Company had drilling rigs located offshore ten countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States......................................  $334,696   $579,853   $374,003
  Foreign:
     Europe/Africa...................................    99,787     72,883     72,745
     South America...................................   170,438    180,759    179,244
     Australia/Southeast Asia........................   147,640     90,805     58,509
                                                       --------   --------   --------
                                                        417,865    344,447    310,498
                                                       --------   --------   --------
          Total......................................  $752,561   $924,300   $684,501
                                                       ========   ========   ========

     An individual foreign country may, from time to time, contribute a material percentage of the Company's total revenues from unaffiliated customers. For the years ended December 31, 2002, 2001 and 2000, individual countries that contributed 5% or more of the Company's total revenues from unaffiliated customers are listed below.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Brazil......................................................  22.7%  19.6%  24.6%
United Kingdom..............................................  10.0%   6.6%   6.1%
Australia...................................................   6.4%   5.9%   5.7%

     Long-lived tangible assets located in the United States and all foreign countries in which the Company holds assets as of December 31, 2002, 2001 and 2000 are listed below. A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Drilling and other property and equipment, net:
  United States..................................  $1,243,253   $1,268,901   $1,312,031
  Foreign:
     South America...............................     330,700      375,655      388,358
     Europe/Africa...............................     176,755       86,659       81,401
     Australia/Southeast Asia....................     413,919      271,658      149,392
                                                   ----------   ----------   ----------
                                                      921,374      733,972      619,151
                                                   ----------   ----------   ----------
          Total..................................  $2,164,627   $2,002,873   $1,931,182
                                                   ==========   ==========   ==========

     Besides the United States, Brazil and Singapore are currently the only countries with a material concentration of the Company's assets. Approximately 15.3%, 18.8% and 20.1% of the Company's total drilling and other property and equipment were located in or offshore Brazil and 13.9%, 8.9% and 3.1% were located in or offshore Singapore as of December 31, 2002, 2001 and 2000, respectively.

Major Customers

     The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from major customers for the periods presented that contributed more than 10% of the Company's total revenues as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
CUSTOMER                                                      2002     2001     2000
--------                                                      -----    -----    -----
Petrobras...................................................  19.0%    17.3%    24.6%
BP..........................................................  18.9%    21.8%    20.3%
Murphy Exploration and Production Company...................  10.4%     1.4%     0.8%

17. UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 2002 and 2001 is shown below.

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Revenues...................................  $201,550   $187,787   $180,183   $183,041
Operating income...........................    24,046      8,165      9,550     10,139
Income before income tax expense...........    32,502     18,571     31,513     13,588
Net income.................................    22,558     11,962     21,704      6,296
Net income per share:
  Basic....................................  $   0.17   $   0.09   $   0.17   $   0.05
                                             ========   ========   ========   ========
  Diluted..................................  $   0.17   $   0.09   $   0.16   $   0.05
                                             ========   ========   ========   ========
2001
Revenues...................................  $213,473   $237,280   $242,443   $231,104
Operating income...........................    48,122     64,573     65,782     46,606
Income before income tax expense...........    54,677     65,134     79,430     61,244
Net income.................................    36,828     43,760     53,427     39,808
Net income per share:
  Basic....................................  $   0.28   $   0.33   $   0.40   $   0.30
                                             ========   ========   ========   ========
  Diluted..................................  $   0.27   $   0.32   $   0.38   $   0.29
                                             ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     Reference is made to the information responsive to Items 10, 11, 12 (other than information concerning securities authorized for issuance under equity compensation plans) and 13 of this Part III contained in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     For information concerning securities authorized for issuance under equity compensation plans, see "Market for the Registrant's Common Equity and Related Stockholder Matters -- Equity Compensation Plan Information" in Item 5 of Part II of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14. CONTROLS AND PROCEDURES.

     The Company's management formed a disclosure controls and procedures committee (the "Disclosure Committee") in 2002. The purpose and responsibility of the Disclosure Committee is to coordinate and review the process by which information is recorded, processed and reported on a timely basis as required to be disclosed by the Company in its reports filed, furnished or submitted under the Exchange Act. In addition, the Disclosure Committee is responsible for ensuring that this information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days prior to the date of filing this report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that as of the date of their evaluation, the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act) are effective.

Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

        (1) Financial Statements

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    34
Consolidated Balance Sheets.................................    35
Consolidated Statements of Income...........................    36
Consolidated Statements of Stockholders' Equity.............    37
Consolidated Statements of Comprehensive Income.............    38
Consolidated Statements of Cash Flows.......................    39
Notes to Consolidated Financial Statements..................    40

        (2) Financial Statement Schedules

             No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto or the required information is inapplicable.

(3) Index of Exhibits.......................................   64

             See the Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K

          The Company made the following reports on Form 8-K during the fourth quarter of fiscal year 2002:

DATE OF REPORT                         DESCRIPTION OF REPORT
--------------                         ---------------------
October 1, 2002.....   Item 9 Regulation FD disclosure (Informational only)
October 4, 2002.....   Disclosure of the impact of Hurricane Lili on Ocean
                       Lexington (parted its moorings)
October 8, 2002.....   Disclosure regarding Ocean Lexington towed back to
                       its pre-storm location
October 16, 2002....   Item 9 Regulation FD disclosure (Informational only)
November 6, 2002....   Item 9 Regulation FD disclosure of CEO/CFO
                       Certifications (pursuant to section 906 of the
                       Sarbanes-Oxley Act of 2002) for the Company's
                       Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 2002 (Informational only)
December 3, 2002....   Item 9 Regulation FD disclosure (Informational only)

     (c) Index of Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended June 30, 1998).
          3.2            -- Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 2001).
          4.1            -- Indenture, dated as of February 4, 1997, between the
                            Company and The Chase Manhattan Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of the Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 2001).
          4.2            -- Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
          4.3            -- Third Supplemental Indenture, dated as of April 11, 2001, between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated by reference to Exhibit 4.2 of the
                            Company's Quarterly Report on Form 10-Q for the quarterly
                            period ended March 31, 2001).
         10.1            -- Registration Rights Agreement (the "Registration Rights
                            Agreement") dated October 16, 1995 between Loews and the
                            Company (incorporated by reference to Exhibit 10.1 of the
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 2001).
         10.2            -- Amendment to the Registration Rights Agreement, dated
                            September 16, 1997, between Loews and the Company
                            (incorporated by reference to Exhibit 10.2 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
         10.3            -- Services Agreement, dated October 16, 1995, between Loews and the Company (incorporated by reference to Exhibit
                            10.3 of the Annual Report on Form 10-K for the fiscal
                            year ended December 31, 2001).
         10.4+           -- Diamond Offshore Deferred Compensation and Supplemental
                            Executive Retirement Plan effective December 17, 1996
                            (incorporated by reference to Exhibit 10.4 of the Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 2001).
         10.5+           -- First Amendment to Diamond Offshore Deferred Compensation
                            and Supplemental Executive Retirement Plan dated March
                            18, 1998 (incorporated by reference to Exhibit 10.8 of
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997).
         10.6+           -- Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated
                            by reference to Exhibit 10.6 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
         10.7            -- Registration Rights Agreement, dated June 6, 2000,
                            between the Company and Credit Suisse First Boston
                            Corporation (incorporated by reference to Exhibit 10.2 of
                            the Company's Quarterly Report on Form 10-Q/A for the
                            quarterly period ended June 30, 2000).
         10.8+           -- 2000 Stock Option Plan (incorporated by reference to
                            Exhibit 10.9 of the Annual Report on Form 10-K for the
                            fiscal year ended December 31, 2001).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9            -- Purchase Agreement, dated April 6, 2001, between the
                            Company and Merrill Lynch & Co., Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            Exhibit 10.1 of the Company's Quarterly Report on Form
                            10-Q for the quarterly period ended March 31, 2001).
         10.10           -- Registration Rights Agreement, dated April 11, 2001,
                            between the Company and Merrill Lynch & Co., Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated (incorporated
                            by reference to Exhibit 10.2 of the Company's Quarterly
                            Report on Form 10-Q for the quarterly period ended March
                            31, 2001).
         12.1*           -- Statement re Computation of Ratios.
         21.1*           -- List of Subsidiaries of the Company.
         23.1*           -- Consent of Deloitte & Touche LLP.
         24.1*           -- Powers of Attorney.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2003.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----




                 /s/ JAMES S. TISCH*                   Chairman of the Board and       March 4, 2003
-----------------------------------------------------    Chief Executive Officer
                   James S. Tisch                        (Principal Executive
                                                         Officer)




             /s/ LAWRENCE R. DICKERSON*                President, Chief Operating      March 4, 2003
-----------------------------------------------------    Officer and Director
                Lawrence R. Dickerson




                 /s/ GARY T. KRENEK*                   Vice President and Chief        March 4, 2003
-----------------------------------------------------    Financial Officer (Principal
                   Gary T. Krenek                        Financial Officer)




                 /s/ BETH G. GORDON*                   Controller (Principal           March 4, 2003
-----------------------------------------------------    Accounting Officer)
                   Beth G. Gordon




                 /s/ ALAN R. BATKIN*                   Director                        March 4, 2003
-----------------------------------------------------
                   Alan R. Batkin




               /s/ HERBERT C. HOFMANN*                 Director                        March 4, 2003
-----------------------------------------------------
                 Herbert C. Hofmann




                /s/ ARTHUR L. REBELL*                  Director                        March 4, 2003
-----------------------------------------------------
                  Arthur L. Rebell




             /s/ MICHAEL H. STEINHARDT*                Director                        March 4, 2003
-----------------------------------------------------
                Michael H. Steinhardt




               /s/ RAYMOND S. TROUBH*                  Director                        March 4, 2003
-----------------------------------------------------
                  Raymond S. Troubh

*By:     /s/ WILLIAM C. LONG
     -------------------------------
             William C. Long
            Attorney-in-fact

                                 CERTIFICATIONS

I, James S. Tisch, certify that:

          1. I have reviewed this annual report on Form 10-K of Diamond Offshore Drilling, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ JAMES S. TISCH
                                          --------------------------------------
                                                      James S. Tisch
                                                 Chief Executive Officer

Date 04-March-2003

                                 CERTIFICATIONS

I, Gary T. Krenek, certify that:

          1. I have reviewed this annual report on Form 10-K of Diamond Offshore Drilling, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GARY T. KRENEK
                                          --------------------------------------
                                                      Gary T. Krenek
                                                 Chief Financial Officer

Date 04-March-2003

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            Amended and Restated Certificate of Incorporation of the
                         Company (incorporated by reference to Exhibit 3.1 of the
                         Company's Quarterly Report on Form 10-Q for the quarterly
                         period ended June 30, 1998).
          3.2            Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
          4.1            Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by
                         reference to Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
          4.2            Second Supplemental Indenture, dated as of June 6, 2000,
                         between the Company and The Chase Manhattan Bank, as Trustee
                         (incorporated by reference to Exhibit 4.2 of the Company's
                         Quarterly Report on Form 10-Q/A for the quarterly period
                         ended June 30, 2000).
          4.3            Third Supplemental Indenture, dated as of April 11, 2001,
                         between the Company and The Chase Manhattan Bank, as Trustee
                         (incorporated by reference to Exhibit 4.2 of the Company's
                         Quarterly Report on Form 10-Q for the quarterly period ended
                         March 31, 2001).
         10.1            Registration Rights Agreement (the "Registration Rights
                         Agreement") dated October 16, 1995 between Loews and the
                         Company (incorporated by reference to Exhibit 10.1 of the
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
         10.2            Amendment to the Registration Rights Agreement, dated
                         September 16, 1997, between Loews and the Company
                         (incorporated by reference to Exhibit 10.2 of the Company's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 1997).
         10.3            Services Agreement, dated October 16, 1995, between Loews
                         and the Company (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
         10.4+           Diamond Offshore Deferred Compensation and Supplemental
                         Executive Retirement Plan effective December 17, 1996
                         (incorporated by reference to Exhibit 10.4 of the Annual
                         Report on Form 10-K for the fiscal year ended December 31,
                         2001).
         10.5+           First Amendment to Diamond Offshore Deferred Compensation
                         and Supplemental Executive Retirement Plan dated March 18,
                         1998 (incorporated by reference to Exhibit 10.8 of the
                         Company's Annual Report on Form 10-K for the fiscal year
                         ended December 31, 1997).
         10.6+           Diamond Offshore Management Bonus Program, as amended and
                         restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on
                         Form 10-K for the fiscal year ended December 31, 1997).
         10.7            Registration Rights Agreement, dated June 6, 2000, between the Company and Credit Suisse First Boston Corporation
                         (incorporated by reference to Exhibit 10.2 of the Company's
                         Quarterly Report on Form 10-Q/A for the quarterly period
                         ended June 30, 2000).
         10.8+           2000 Stock Option Plan (incorporated by reference to Exhibit
                         10.9 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.9            Purchase Agreement, dated April 6, 2001, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                         Smith Incorporated (incorporated by reference to Exhibit
                         10.1 of the Company's Quarterly Report on Form 10-Q for the
                         quarterly period ended March 31, 2001).
         10.10           Registration Rights Agreement, dated April 11, 2001, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce,
                         Fenner & Smith Incorporated (incorporated by reference to
                         Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                         for the quarterly period ended March 31, 2001).
         12.1*           Statement re Computation of Ratios.
         21.1*           List of Subsidiaries of the Company.
         23.1*           Consent of Deloitte & Touche LLP.
         24.1*           Powers of Attorney.

---------------

* Filed herewith.

+ Management contracts or compensatory plans or arrangements.