Form 10-Q
period 2003-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2003-05-05
CIK 949039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ................ to ................

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

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [   ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of April 30, 2003 Common stock, $0.01 par value per share 130,336,455 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                                                                                                               PAGE NO.
COVER PAGE...................................................................................................      1

TABLE OF CONTENTS............................................................................................      2

PART I. FINANCIAL INFORMATION................................................................................      3

     ITEM 1. FINANCIAL STATEMENTS

             Consolidated Balance Sheets.....................................................................      3
             Consolidated Statements of Operations...........................................................      4
             Consolidated Statements of Cash Flows...........................................................      5
             Notes to Unaudited Consolidated Financial Statements............................................      6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........     15

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................     26

     ITEM 4. CONTROLS AND PROCEDURES ........................................................................     28

PART II. OTHER INFORMATION...................................................................................     29

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................     29

SIGNATURES...................................................................................................     30

CERTIFICATIONS...............................................................................................     31

EXHIBIT INDEX................................................................................................     33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                 ------------      ------------
                                                                                     2003              2002
                                                                                 ------------      ------------
                                                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................................................  $    195,525      $    184,910
  Marketable securities .......................................................       495,563           627,614
  Accounts receivable .........................................................       138,297           146,957
  Rig inventory and supplies ..................................................        46,715            45,405
  Prepaid expenses and other ..................................................        27,172            28,870
                                                                                 ------------      ------------
                   Total current assets .......................................       903,272         1,033,756
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ....................................................     2,250,999         2,164,627
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $30,684 ..........................        21,311            24,714
OTHER ASSETS ..................................................................        35,443            35,668
                                                                                 ------------      ------------
                   Total assets ...............................................  $  3,211,025      $  3,258,765
                                                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ...........................................  $     11,155      $     11,155
  Accounts payable ............................................................        37,144            39,721
  Accrued liabilities .........................................................        65,703            63,113
  Taxes payable ...............................................................         7,403             4,413
                                                                                 ------------      ------------
                   Total current liabilities ..................................       121,405           118,402
LONG-TERM DEBT ................................................................       928,313           924,475
DEFERRED TAX LIABILITY ........................................................       360,643           375,309
OTHER LIABILITIES .............................................................        33,401            33,065
                                                                                 ------------      ------------
                   Total liabilities ..........................................     1,443,762         1,451,251
                                                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES (NOTE 9) ........................................            --                --
STOCKHOLDERS' EQUITY:

  Preferred stock (par value $0.01, 25,000,000 shares authorized, none
      issued and outstanding) .................................................            --                --

  Common stock (par value $0.01, 500,000,000 shares authorized, 133,457,055 shares issued and 130,336,455 shares outstanding at March 31, 2003 and
    December 31, 2002) ........................................................         1,335             1,335

  Additional paid-in capital ..................................................     1,263,692         1,263,692
  Retained earnings ...........................................................       583,484           621,342
  Accumulated other comprehensive loss ........................................        (3,123)             (730)
  Treasury stock, at net cost (3,120,600 shares at March 31, 2003 and
    December 31, 2002) ........................................................       (78,125)          (78,125)
                                                                                 ------------      ------------
                   Total stockholders' equity .................................     1,767,263         1,807,514
                                                                                 ------------      ------------
                   Total liabilities and stockholders' equity .................  $  3,211,025      $  3,258,765
                                                                                 ============      ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                2003            2002
                                                             ----------      ----------
REVENUES:
        Contract drilling .................................  $  139,859      $  193,668
        Revenues related to reimbursable expenses .........       6,290           7,882
                                                             ----------      ----------
              Total revenues ..............................     146,149         201,550
                                                             ----------      ----------

OPERATING EXPENSES:
        Contract drilling .................................     113,670         120,947
        Reimbursable expenses .............................       5,738           7,212
        Depreciation ......................................      47,277          42,697
        General and administrative ........................       7,200           6,648
                                                             ----------      ----------
              Total operating expenses ....................     173,885         177,504
                                                             ----------      ----------

OPERATING INCOME (LOSS) ...................................     (27,736)         24,046

OTHER INCOME (EXPENSE):
        Interest income ...................................       4,156           9,581
        Interest expense ..................................      (5,575)         (5,470)
        Gain (loss) on sale of marketable securities ......         (61)          3,492
        Other, net ........................................       1,743             853
                                                             ----------      ----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE ...................     (27,473)         32,502

INCOME TAX BENEFIT (EXPENSE) ..............................       5,907          (9,944)
                                                             ----------      ----------

NET INCOME (LOSS) .........................................  $  (21,566)     $   22,558
                                                             ==========      ==========

EARNINGS (LOSS) PER SHARE:
        BASIC .............................................  $    (0.17)     $     0.17
                                                             ==========      ==========
        DILUTED ...........................................  $    (0.17)     $     0.17
                                                             ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
        Shares of common stock ............................     130,336         131,786
        Dilutive potential shares of common stock .........          --           9,482
                                                             ----------      ----------
              Total weighted average shares outstanding ...     130,336         141,268
                                                             ==========      ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             --------------------------
                                                                                2003            2002
                                                                             ----------      ----------
OPERATING ACTIVITIES:
       Net income (loss) ..................................................  $  (21,566)     $   22,558
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation .....................................................      47,277          42,697
         (Gain) on sale of assets .........................................          (1)            (32)
         (Gain) loss on sale of marketable securities, net ................          61          (3,492)
         Deferred tax provision (benefit) .................................      (9,974)          6,665
         Accretion of discounts on marketable securities ..................        (856)           (649)
         Amortization of debt issuance costs ..............................         297             328
         Amortization of discount on zero coupon convertible debentures ...       3,838           3,707
       Changes in operating assets and liabilities:
         Accounts receivable ..............................................       8,660          32,724
         Rig inventory and supplies and other current assets ..............         388          18,798
         Other assets, non-current ........................................         (72)            448
         Accounts payable and accrued liabilities .........................          13          (4,894)
         Taxes payable ....................................................       2,990           1,976
         Other liabilities, non-current ...................................         336          (4,253)
         Other items, net .................................................        (810)            458
                                                                             ----------      ----------
              Net cash provided by operating activities ...................      30,581         117,039
                                                                             ----------      ----------

INVESTING ACTIVITIES:
       Capital expenditures (excluding rig acquisitions) ..................     (70,226)        (57,187)
       Rig acquisitions ...................................................     (63,500)             --
       Proceeds from sale of assets .......................................          78             902
       Proceeds from sale of marketable securities ........................     877,961         914,184
       Purchase of  marketable securities .................................    (748,664)       (887,681)
       Securities repurchased under repurchase agreements .................          --        (199,062)
       Proceeds from settlement of forward contracts ......................         677             270
                                                                             ----------      ----------
              Net cash used in investing activities .......................      (3,674)       (228,574)
                                                                             ----------      ----------

FINANCING ACTIVITIES:
       Acquisition of treasury stock ......................................          --         (20,000)
       Settlement of put options ..........................................          --          (1,193)
       Payment of dividends ...............................................     (16,292)        (16,507)
                                                                             ----------      ----------
              Net cash used in financing activities .......................     (16,292)        (37,700)
                                                                             ----------      ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................      10,615        (149,235)
       Cash and cash equivalents, beginning of period .....................     184,910         398,990
                                                                             ----------      ----------
       Cash and cash equivalents, end of period ...........................  $  195,525      $  249,755
                                                                             ==========      ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL INFORMATION

      The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13926).

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

      The Company's investments are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive loss" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Operations in "Interest income." The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Operations in "Other income (expense)."

Securities Sold Under Agreements to Repurchase

      The Company accounts for repurchase agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." From time to time the Company may lend securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must transfer to the Company cash collateral equal to the securities transferred. Cash deposits from these transactions are invested in short-term investments and are included in the Consolidated Balance Sheets in "Cash and cash equivalents." A liability is recognized for the obligation to return the cash collateral. The Company continues to receive interest income on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities." Interest expense associated with the related liability is recorded as an offset to "Interest income" in the Consolidated Statements of Operations. During the three months ended March 31, 2002, loaned debt securities that were outstanding at December 31, 2001, were returned to the Company. The Company did not have any loaned debt securities outstanding at March 31, 2003 or December 31, 2002.

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

Supplementary Cash Flow Information

      There were no cash payments made for interest on long-term debt during the quarters ended March 31, 2003 and 2002. Cash payments made for foreign income taxes, net of foreign tax refunds, were $1.4 million and $1.3 million during the quarters ended March 31, 2003 and 2002, respectively. There were no payments of U.S. income taxes in the first quarter of 2003. In the first quarter of 2002 a $16.0 million refund of U.S. income tax was received.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Operations is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                         2003          2002
                                                       ----------------------
                                                           (IN THOUSANDS)
Total interest cost including amortization of debt
   issuance costs ...................................  $  6,499      $  6,584
Capitalized interest ................................      (924)       (1,114)
                                                       ----------------------
    Total interest expense as reported ..............  $  5,575      $  5,470
                                                       ======================

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

      There were no treasury stock purchases in the first quarter of 2003. During the first quarter of 2002 the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or at an average cost of $40.00 per share, upon the exercise of put options sold in February 2001. The Company reduced "Additional paid-in capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and reported the net cost of the shares, $16.9 million, in "Treasury stock."

      At March 31, 2002, put options covering 23,600 shares of the Company's common stock at an exercise price of $24.46 per share were outstanding. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of common stock. Premiums received for these options were recorded in "Additional paid-in capital" in the Consolidated Balance Sheets.

      The Company settled put options which covered 1,000,000 shares of its common stock during the first quarter of 2002 with cash payments totaling $1.2 million. The Company reduced "Additional paid-in capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. Put options sold in October 2001, which covered 163,721 shares of the Company's common stock, expired during the first quarter of 2002.

      There were no common equity put options issued or outstanding at December 31, 2002, March 31, 2003 or during the quarter ended March 31, 2003.

      As of April 30, 2003, Loews Corporation ("Loews") owned 53.8% of the outstanding shares of common stock of the Company. The Company was a wholly owned subsidiary of Loews prior to its initial public offering in October 1995.

Comprehensive Income (Loss)

      A reconciliation of net income (loss) to comprehensive income (loss) at March 31, 2003 and 2002 is as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                             -------------------------------------
                                                                    2003                2002
                                                             -------------------------------------
                                                                         (IN THOUSANDS)
NET INCOME (LOSS)                                                    $  (21,566)        $   22,558
OTHER COMPREHENSIVE GAINS (LOSSES), NET OF TAX:
   Foreign currency translation loss.......................                 (87)               (17)
   Unrealized holding loss on investments..................              (2,293)            (3,985)
   Reclassification adjustment for gain included in
        net income (loss)..................................                 (13)            (2,610)
                                                             -------------------------------------
COMPREHENSIVE INCOME (LOSS)                                          $  (23,959)        $   15,946
                                                             =====================================

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

Stock-Based Compensation

      The Company accounts for its 2000 Stock Option Plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. Had compensation expense for the Company's stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                 ---------------------------------------
                                                                        2003                2002
                                                                 ---------------------------------------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income (Loss) as reported ................................            $  (21,566)         $   22,558
   Add: Stock-based employee compensation
   expense included in reported net income (loss),
   net of related tax effects ................................                    --                  --
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effects ................................                  (265)               (207)
                                                                 ---------------------------------------
Pro forma net income (loss) ..................................            $  (21,831)         $   22,351
                                                                 =======================================

Earnings (Loss) Per Share of Common Stock:
   As reported ...............................................            $    (0.17)         $     0.17
   Pro forma .................................................            $    (0.17)         $     0.17

Earnings (Loss) Per Share of Common Stock - assuming dilution:
   As reported ...............................................            $    (0.17)         $     0.17
   Pro forma .................................................            $    (0.17)         $     0.17

Revenue Recognition

      Income from dayrate drilling contracts is recognized currently. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. The excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another is recognized in income over the primary term of the related drilling contract. Absent a contract, mobilization costs are recognized currently. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the primary term of the related drilling contract.

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

      Income from reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the customer in accordance with a contract or agreement is recorded, for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Operations in accordance with the guidance provided by the Emerging Issues Task Force 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred."

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

Recent Accounting Pronouncements

      In December 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has adopted the provisions of SFAS No. 148 which require prominent disclosure regarding the method of accounting for stock-based employee compensation in its annual and interim financial statements.

      In July 2002 the FASB issued SFAS No. 146, "Accounting for costs associated with exit or disposal activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 loss of $7.7 million, net-of-tax, from early extinguishment of debt, as a result of the Company's redemption of its outstanding 3.75% convertible subordinated notes due 2007, out of extraordinary items.

      In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The adoption of SFAS No. 143 in January 2003 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

2. EARNINGS (LOSS) PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               -------------------------------------
                                                                     2003               2002
                                                               -------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS) - BASIC (NUMERATOR):                                 $  (21,566)        $   22,558
    Effect of dilutive potential shares 1.5% Debentures .....                  --                971
                                                               -------------------------------------
NET INCOME (LOSS) INCLUDING CONVERSIONS - DILUTED (NUMERATOR)          $  (21,566)        $   23,529
                                                               =====================================
WEIGHTED AVERAGE SHARES - BASIC (DENOMINATOR):                            130,336            131,786
    Effect of dilutive potential shares
         1.5% Debentures ....................................                  --              9,383
         Stock options ......................................                  --                  4
         Put options ........................................                  --                 95
                                                               -------------------------------------
WEIGHTED AVERAGE SHARES INCLUDING CONVERSIONS - DILUTED
(DENOMINATOR)                                                             130,336            141,268
                                                               =====================================
EARNINGS (LOSS) PER SHARE:
   Basic ....................................................          $    (0.17)        $     0.17
                                                               =====================================
   Diluted ..................................................          $    (0.17)        $     0.17
                                                               =====================================

      The computation of diluted earnings per share ("EPS") for the quarters ended March 31, 2003 and 2002 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures"). For the quarter ended March 31, 2003 the computation of diluted EPS excludes 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures. The inclusion of such shares would be antidilutive.

      Put options covering 1,663,721 shares of common stock at various stated exercise prices per share were outstanding during part of the first quarter of 2002 prior to their expiration or settlement. Put options covering 23,600 shares of common stock at an exercise price of $24.46 per share were outstanding at March 31, 2002. The computation of diluted EPS for the first quarter of 2002 excluded put options covering 937,321 shares of common stock because the options' exercise prices were less than the average market price per share of the common stock. There were no put options outstanding during the quarter ended March 31, 2003.

      The computation of diluted EPS for the quarters ended March 31, 2003 and 2002 did not include stock options representing 421,900 shares and 218,300 shares of common stock, respectively. These stock options were excluded because the options' exercise prices were more than the average market price per share of the common stock.

3. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                    MARCH 31, 2003
                                                         -------------------------------------
                                                                      UNREALIZED       FAIR
                                                            COST      GAIN (LOSS)      VALUE
                                                         -------------------------------------
                                                                    (IN THOUSANDS)
      Debt securities issued by the U.S. Treasury and
      other U.S. government agencies:
            Due within one year........................  $  324,746   $       (6)   $  324,740
      Collateralized mortgage obligations..............     170,198          625       170,823
                                                         -------------------------------------
            Total......................................  $  494,944   $      619    $  495,563
                                                         =====================================

                                                                   DECEMBER 31, 2002
                                                         -------------------------------------
                                                                      UNREALIZED       FAIR
                                                            COST         GAIN          VALUE
                                                         -------------------------------------
                                                                    (IN THOUSANDS)
      Debt securities issued by the U.S. Treasury and
      other U.S. government agencies:
            Due within one year........................  $  449,445   $       20    $  449,465
      Collateralized mortgage obligations..............     174,003        4,146       178,149
                                                         -------------------------------------
            Total......................................  $  623,448   $    4,166    $  627,614
                                                         =====================================

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                               ---------------------------------
                                                   2003                 2002
                                               ---------------------------------
                                                         (IN THOUSANDS)
      Proceeds from sales...................   $    877,961         $    914,184
      Gross realized gains..................            108                6,264
      Gross realized losses.................           (169)              (2,772)

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

      In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. In July 2001 the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars at each month through July 31, 2002. These forward contracts are derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 and 2001 do not qualify for hedge accounting. At March 31, 2003, an asset of $0.8 million, reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. A pre-tax gain of $1.4 million (comprised of a $0.7 million realized gain and a $0.7 million unrealized gain) was recorded in the Consolidated Statements of Operations for the quarter ended March 31, 2003 in "Other income (expense)." For the quarter ended March 31, 2002 a pre-tax gain of $0.7 million related to the forward contracts (comprised of a $0.3 million realized gain and a $0.4 million unrealized gain) was recorded in the Consolidated Statements of Operations in "Other income (expense)."

Contingent Interest

      The Company's $460.0 million principal amount of 1.5% Debentures, issued April 11, 2001 which are due April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2002 or at March 31, 2003.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                    MARCH 31,     DECEMBER 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  ----------------------------
                                                                          (IN THOUSANDS)
      Drilling rigs and equipment...............................  $  3,209,670    $  3,091,892
      Construction work-in-progress.............................       156,940         141,247
      Land and buildings........................................        15,035          15,035
      Office equipment and other................................        21,254          21,076
                                                                  ----------------------------
            Cost................................................     3,402,899       3,269,250
      Less: accumulated depreciation............................    (1,151,900)     (1,104,623)
                                                                  ----------------------------
            Drilling and other property and equipment, net......  $  2,250,999    $  2,164,627
                                                                  ============================

      Construction work-in-progress at March 31, 2003 included $143.2 million for the significant upgrade of the Ocean Rover to high specification capabilities.

      In March 2003, Diamond Offshore Drilling Limited, a subsidiary of the Company, completed the acquisition of the third-generation semisubmersible drilling rig, Omega, renamed Ocean Patriot, for $65.0 million. The Company capitalized $63.5 million to drilling rigs and equipment and recorded $1.5 million to rig inventory.

      In December 2002, the acquisition of the third-generation semisubmersible drilling rig, West Vanguard, renamed Ocean Vanguard, was completed for $68.5 million. The Company capitalized $67.0 million to drilling rigs and equipment and recorded $1.5 million to rig inventory.

6. GOODWILL

      Goodwill from the merger with Arethusa Off-Shore Limited ("Arethusa") in 1996 was generated from an excess of the purchase price over the net assets acquired. Prior to January 1, 2002 the Company was amortizing goodwill on a straight-line basis over 20 years. The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, suspended amortization of goodwill at that time.

      For purposes of applying SFAS No. 142, the Company determined that it has one reporting unit to which to assign goodwill. The Company performed the annual goodwill impairment test on December 31, 2002 and determined that the fair value of the reporting unit exceeded its carrying value, and accordingly, no further steps were required for testing goodwill impairment at that time. Annual goodwill impairment testing will be performed at each year-end.

      There were no recognized intangible assets other than goodwill associated with the Arethusa merger.

      During each of the three months ended March 31, 2003 and 2002, an adjustment of $3.4 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero during the year 2004.

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ----------------------------
                                                          (IN THOUSANDS)
      Payroll and benefits........................  $     29,057    $     29,337
      Personal injury and other claims............         6,815           6,815
      Interest payable............................         3,953           1,588
      Deferred revenue............................         2,366           3,539
      Other.......................................        23,512          21,834
                                                    ----------------------------
                Total.............................  $     65,703    $     63,113
                                                    ============================

8. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                          MARCH 31,     DECEMBER 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ----------------------------
                                                                (IN THOUSANDS)
      Zero Coupon Debentures..........................  $    443,526    $    439,688
      1.5% Debentures.................................       460,000         460,000
      Ocean Alliance lease-leaseback agreement........        35,942          35,942
                                                        ----------------------------
                                                             939,468         935,630
      Less: Current maturities........................       (11,155)        (11,155)
                                                        ----------------------------
            Total.....................................  $    928,313    $    924,475
                                                        ============================

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

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
                                                            2003          2002
                                                         ------------------------
                                                              (IN THOUSANDS)
      High Specification Floaters......................  $   63,634    $   74,647
      Other Semisubmersibles...........................      51,703        88,080
      Jack-ups.........................................      23,566        29,500
      Integrated Services..............................       1,189         1,823
      Eliminations.....................................        (233)         (382)
                                                         ------------------------
           Total Contract Drilling Revenues............     139,859       193,668
      Revenues Related to Reimbursable Expenses........       6,290         7,882
                                                         ------------------------
              Total revenues...........................  $  146,149    $  201,550
                                                         ========================

Geographic Areas

      At March 31, 2003, the Company had drilling rigs located offshore nine countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
                                                            2003          2002
                                                         ------------------------
                                                              (IN THOUSANDS)
      Revenues from unaffiliated customers:
        United States..................................  $   79,760    $   97,343

        Foreign:
           Europe/Africa...............................       5,861        31,127
           Australia/Southeast Asia....................      20,053        31,150
           South America...............................      40,475        41,930
                                                         ------------------------
                Total revenues.........................  $  146,149    $  201,550
                                                         ========================

11. INCOME TAXES

      In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly-owned subsidiary of the Company. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Island subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings in the first quarter of 2003 and the estimated total Company annual effective tax rate as of March 31, 2003 was 21.5%.

      In the first quarter of 2002, a portion of the earnings from the Company's U.K. subsidiaries were considered to be indefinitely reinvested. No U.S. taxes were provided on these earnings in the first quarter of 2002 and the estimated annual effective tax rate as of March 31, 2002 was 30.6%. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited, the Company's newly formed Cayman Island subsidiary. Consequently, earnings from the U.K. subsidiaries for the quarter ended March 31, 2003 are part of the earnings of the Cayman Island subsidiary on which no U.S. taxes are provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein. References to the "Company" mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

      The Company is a leader in deep water drilling with a fleet of 47 offshore drilling rigs. The fleet consists of 32 semisubmersibles, 14 jack-ups and one drillship.

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

      Revenues from reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the customer in accordance with a contract or agreement are recorded for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Operations in accordance with the guidance provided by the Emerging Issues Task Force 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expense Incurred."

      Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, the Company may realize few decreases in operating expenses since the rig is typically maintained in a prepared state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under a drilling contract. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes as operating expenses activities such as inspections, painting projects and routine overhauls, meeting certain criteria, which maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

CRITICAL ACCOUNTING ESTIMATES

      The Company's significant accounting policies are included in Note 1 of its Notes to Consolidated Financial Statements in Part I, Item 1 of this report. Management's judgments, assumptions and estimates are inherent in the preparation of the Company's financial statements and the application of its significant accounting policies. The Company believes that its most critical accounting estimates are as follows:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------       INCREASE/
                                                      2003              2002           (DECREASE)
                                                   ----------------------------------------------
                                                                   (in thousands)
      CONTRACT DRILLING REVENUE
        High Specification Floaters .............  $   63,634        $   74,647        $  (11,013)
        Other Semisubmersibles ..................      51,703            88,080           (36,377)
        Jack-ups ................................      23,566            29,500            (5,934)
        Integrated Services .....................       1,189             1,823              (634)
        Eliminations ............................        (233)             (382)              149
                                                   ----------------------------------------------
        TOTAL CONTRACT DRILLING REVENUE .........  $  139,859        $  193,668        $  (53,809)
                                                   ==============================================

        REVENUES RELATED TO REIMBURSABLE EXPENSES  $    6,290        $    7,882        $   (1,592)

      CONTRACT DRILLING EXPENSE
        High Specification Floaters .............  $   38,276        $   35,528        $    2,748
        Other Semisubmersibles ..................      49,717            56,873            (7,156)
        Jack-ups ................................      24,251            25,682            (1,431)
        Integrated Services .....................       1,249             2,841            (1,592)
        Other ...................................         410               405                 5
        Eliminations ............................        (233)             (382)              149
                                                   ----------------------------------------------
        TOTAL CONTRACT DRILLING EXPENSE .........  $  113,670        $  120,947        $   (7,277)
                                                   ==============================================

        REIMBURSABLE EXPENSES ...................  $    5,738        $    7,212        $   (1,474)

      OPERATING INCOME (LOSS)
        High Specification Floaters .............  $   25,358        $   39,119        $  (13,761)
        Other Semisubmersibles ..................       1,986            31,207           (29,221)
        Jack-ups ................................        (685)            3,818            (4,503)
        Integrated Services .....................         (60)           (1,018)              958
        Other ...................................        (410)             (405)               (5)
        Reimbursables, net ......................         552               670              (118)
        Depreciation ............................     (47,277)          (42,697)           (4,580)
        General and Administrative Expense ......      (7,200)           (6,648)             (552)
                                                   ----------------------------------------------
        TOTAL OPERATING INCOME (LOSS) ...........  $  (27,736)       $   24,046        $  (51,782)
                                                   ==============================================

      High Specification Floaters.

      Revenues. Contract drilling revenues from high specification floaters decreased $11.0 million during the first quarter of 2003 compared to the same quarter of 2002. Lower average operating dayrates for most of the rigs in this classification contributed $13.3 million to the overall decrease as the average dayrate fell from $115,800 per day in the first quarter of 2002 to $94,300 per day in the first quarter of 2003.

      An improvement in utilization for high specification floaters in the first quarter of 2003 contributed $2.3 million to revenues and partially offset the negative effect of lower average dayrates. This improvement resulted primarily from the Ocean Baroness, which was on contract part of the first quarter of 2003 but did not begin operating in the first quarter of 2002 until mid-March when its upgrade to high specification capabilities was complete. However, excluding the Ocean Baroness, the utilization rate for the remaining rigs in this classification declined to 86% in the first quarter of 2003 from 88% for the same period in 2002, primarily due to the Ocean

Valiant which was stacked most of the first quarter of 2003 but worked the entire first quarter of 2002. Partially offsetting, the Ocean Star operated throughout the first quarter of 2003 but was in a shipyard for inspection and repair in the same period in 2002.

      Contract Drilling Expense. Contract drilling expense for high specification floaters for the quarter ended March 31, 2003 increased $2.7 million from the same period in 2002. This increase in operating costs occurred primarily as a result of the Ocean Baroness operating throughout the first quarter of 2003 compared to the first quarter of 2002 when the rig operated only 15 days after completing its upgrade to high specification capabilities. Contract drilling expenses were also higher in the first quarter of 2003 due to the Ocean Valiant's mobilization to a shipyard for inspection. Partially offsetting was a decrease in operating costs in the first quarter of 2003 which resulted from the mobilization, inspection and repair of the Ocean Star in the first quarter of 2002.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the quarter ended March 31, 2003 decreased $36.4 million from the same period in 2002. A decline in utilization reduced revenues $25.0 million as utilization rates fell from 69% during the first quarter of 2002 to 43% during the first quarter of 2003. The Ocean Princess and Ocean Whittington were stacked and the Ocean Liberator was cold stacked the entire first quarter of 2003. The Ocean Guardian and Ocean Epoch were stacked most of the first quarter of 2003. All of these rigs worked most of the same period in 2002.

      Lower average operating dayrates for other semisubmersibles resulted in an $11.4 million revenue reduction as average operating dayrates fell from $67,700 per day during the first quarter of 2002 to $61,700 per day for the same period of 2003. The most significant dayrate changes were to the Ocean Worker, Ocean Winner and the Ocean Nomad which decreased by $72,800, $35,400 and $32,800, respectively.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles in the first quarter of 2003 decreased $7.2 million compared to the same period of 2002. The reduction is primarily due to the Ocean Voyager, Ocean Liberator, Ocean Endeavor and the Ocean New Era, which were cold stacked the entire first quarter of 2003. All of these rigs, except for the Ocean New Era, worked during part of the first quarter of 2002. Also, contract drilling expenses for the Ocean Worker were lower in first quarter of 2003 compared to the same period in 2002 when costs were incurred for the rig's mobilization, inspection and repairs. Partially offsetting were contract drilling expenses generated by the Ocean Vanguard and the Ocean Patriot, which the Company purchased in December 2002 and March 2003, respectively.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $5.9 million during the first quarter of 2003 compared to the same quarter of 2002. Lower utilization resulted in $4.6 million of the overall revenue decline as utilization fell from 78% during the first quarter of 2002 to 68% during the same period of 2003. During the quarter ended March 31, 2003 the Ocean Tower spent the entire period in a shipyard undergoing a cantilever upgrade and various other projects and the Ocean Sovereign spent most of the quarter in a shipyard for a leg extension upgrade. These rigs operated throughout most of the first quarter of 2002. The Ocean Spartan was stacked for approximately one-half of the first quarter of 2003 but worked most of the first quarter of 2002. The revenue decline was partially offset by the Ocean Drake which worked the entire first quarter of 2003 but was stacked for approximately one-half of the first quarter of 2002.

      Average operating dayrates dropped to $27,600 per day during the first quarter of 2003, from $29,900 per day during the first quarter of 2002, contributing $1.3 million to the overall revenue decline. The Ocean Heritage experienced the largest decrease, from $69,600 per day during the first quarter of 2002 to $46,700 during the same quarter of 2003.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the first quarter of 2003 decreased $1.4 million from the same period in 2002. Lower costs resulted primarily from the Ocean Champion, which was cold stacked the entire first quarter of 2003 but only one-half of the first quarter of 2002, and the Ocean Tower which was undergoing an upgrade during most of the first quarter of 2003.

      Integrated Services.

      During the first quarter of 2003 integrated services had an operating loss of $0.1 million as only one turnkey plug and abandon project in the Gulf of Mexico was completed in the quarter. During the same period in 2002, an integrated services' operating loss of $1.0 million resulted from a turnkey well in the Gulf of Mexico.

      Reimbursables, net.

      Reimbursables include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $0.6 million and $0.7 million for the quarters ended March 31, 2003 and 2002, respectively.

      Depreciation.

      Depreciation expense increased $4.6 million to $47.3 million in the first quarter of 2003 compared to $42.7 million in the first quarter of 2002. Higher depreciation in 2003 resulted primarily from additional depreciation for the Ocean Baroness, which completed an upgrade to high specification capabilities and began operations in mid-March 2002, additional depreciation for four of the Company's jack-up rigs which completed upgrades in late 2002 and the first quarter of 2003 and depreciation of the Ocean Vanguard, a semisubmersible rig which the Company purchased in December 2002.

      General and Administrative Expense.

      General and administrative expense for the first quarter of 2003 of $7.2 million increased $0.6 million over $6.6 million for the first quarter of 2002, primarily due to higher professional expenses for legal fees and tax planning for foreign operations during the first quarter of 2003.

      Interest Income.

      Interest income of $4.2 million for the first quarter of 2003 decreased $5.4 million, from $9.6 million for the same period in 2002, primarily due to less cash investment in the first quarter of 2003 in addition to lower interest rates earned on cash and marketable securities in the first quarter of 2003.

      Gain (Loss) on Sale of Marketable Securities.

      A loss on the sale of marketable securities of $0.1 million occurred in the first quarter of 2003 compared to a $3.5 million gain on the sale of marketable securities for the same period in 2002.

      Income Tax Benefit (Expense).

      An income tax benefit of $5.9 million was recognized on a pre-tax loss of $27.5 million in the first quarter of 2003 compared to tax expense of $9.9 million which was recognized on pre-tax income of $32.5 million in the first quarter of 2002.

      The total Company effective income tax rate for the first quarter of 2003 was 21.5%. In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary of the Company. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Island subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and to indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings in the first quarter of 2003.

      The total Company effective income tax rate for the first quarter of 2002 was 30.6%. In the first quarter of 2002, a portion of the earnings from the Company's U.K. subsidiaries were considered to be indefinitely reinvested and no U.S. taxes were provided on those earnings. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited, the Company's newly formed Cayman Island subsidiary. Consequently, earnings from the U.K. subsidiaries for the quarter ended March 31, 2003 are part of the earnings of the Cayman Island subsidiary on which no U.S. taxes are provided.

INDUSTRY CONDITIONS

      The offshore contract drilling industry has historically been very cyclical with the demand for its services fluctuating in correlation with the price of oil and natural gas. However, the strong product prices that were prevalent throughout 2002 and in the first quarter of 2003 did not generate the expected increase in dayrates and utilization. The Company believes that its customers were hesitant to spend money on drilling because of a lack of confidence in product price sustainability as well as uncertainty surrounding the economy in general and the effects of the war in Iraq on the oil markets.

      In the Gulf of Mexico, well-to-well contracts continue to be the norm for the Company's deep water semisubmersible fleet, its mid-water semisubmersible fleet and its jack-up fleet and there continues to be limited backlog. Consequently, the Company does not foresee any significant improvement in this market in the short term but it believes that this market could rebound later in the year in response to low oil and natural gas inventories.

      Internationally, the Company expects the markets in which it operates to remain relatively flat and consequently expects utilization and rates in these markets to remain relatively unchanged in the short-term. However, the Company has received a letter of intent from one of its customers to operate the Ocean Rover for a three well program following the completion of its upgrade. The Company expects the rig to be out of the shipyard in July 2003. In addition, the Company has entered into a drilling contract to operate the Ocean Baroness offshore Indonesia and estimates the initial term of the drilling contract to be approximately 400 days.

      The Company notes that no assurance can be given that any improvement in industry conditions would necessarily result in improved dayrates or utilization of the Company's rigs.

OPERATIONS OUTSIDE THE UNITED STATES

      The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not normally encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international offshore contract drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

      The Company currently has operations in Vietnam, Singapore, Indonesia, and Australia and in addition is performing rig upgrades on the Ocean Rover and Ocean Sovereign in a Singapore shipyard. These areas have been identified as at risk for exposure to severe acute respiratory syndrome (SARS). The Company is closely monitoring this situation and has implemented steps to minimize the impact on its operations. As of the date of this report, the outbreak of SARS has not had a material impact on the Company's operations or rig upgrades. However, there can be no assurance that SARS, and measures taken to combat its spread, will not adversely affect future operations, rig upgrades or financial results.

LIQUIDITY

      At March 31, 2003, the Company's cash and marketable securities totaled $691.1 million, down from $812.5 million at December 31, 2002. A discussion of the sources and uses of cash for the quarter ended March 31, 2003 compared to the same period in 2002 follows.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                  2003              2002             CHANGE
                                                               ----------------------------------------------
                                                                               (IN THOUSANDS)
      NET CASH PROVIDED BY OPERATING ACTIVITIES
        Net income (loss) ...................................  $  (21,566)       $   22,558        $  (44,124)
        Depreciation ........................................      47,277            42,697             4,580
        Deferred tax provision ..............................      (9,974)            6,665           (16,639)
        Other non-cash items, net ...........................       3,339              (138)            3,477
        Net changes in operating assets and liabilities......      11,505            45,257           (33,752)
                                                               ----------------------------------------------
                                                               $   30,581        $  117,039        $  (86,458)
                                                               ==============================================

      Cash generated by a net loss adjusted for non-cash items, including depreciation, for the first quarter of 2003 decreased $86.5 million compared to the same period in 2002 primarily due to a decline in the results of operations in 2003.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            -----------------------------
                                                               2003              2002             CHANGE
                                                            ----------------------------------------------
                                                                            (IN THOUSANDS)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures (excluding rig acquisition) .......  $  (70,226)       $  (57,187)       $  (13,039)
  Rig acquisition ........................................     (63,500)               --           (63,500)
  Proceeds from sale of assets ...........................          78               902              (824)
  Proceeds from sale of  marketable securities ...........     877,961           914,184           (36,223)
  Purchase of marketable securities ......................    (748,664)         (887,681)          139,017
  Securities repurchased under repurchase agreements......          --          (199,062)          199,062
  Proceeds from settlement of forward contracts ..........         677               270               407
                                                            ----------------------------------------------
                                                            $   (3,674)       $ (228,574)       $  224,900
                                                            ==============================================

      Net cash used in investing activities decreased $224.9 million for the first quarter of 2003 compared to the same period in 2002. This decrease in cash usage was primarily due to the first quarter 2002 expenditure of $199.1 million used for the repurchase of securities sold under repurchase agreements in 2001 and a decrease in cash provided by investing activities in the first quarter of 2003 from the net sale of certain of the Company's investments in marketable securities. Cash used for the purchase of the semisubmersible rig, Omega, renamed the Ocean Patriot, and higher capital expenditures primarily for the ongoing upgrade of the Ocean Rover and the upgrade of three of the Company's jack-up rigs in the first quarter of 2003 was greater compared to similar purchases in the same period of 2002.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          2003           2002        CHANGE
                                                       --------------------------------------
                                                                   (IN THOUSANDS)
      NET CASH USED IN FINANCING ACTIVITIES
        Payment of dividends.........................  $  (16,292)   $  (16,507)   $      215
        Acquisition of treasury stock................          --       (20,000)       20,000
        Settlement of put options....................          --        (1,193)        1,193
                                                       --------------------------------------
                                                       $  (16,292)   $  (37,700)   $   21,408
                                                       ======================================

      The Company spent $16.3 million of cash in the first quarter of 2003 for the payment of dividends to stockholders compared to $16.5 million in the first quarter of 2002, as a result of the Company's purchase of shares of its common stock during 2002.

      During the first quarter of 2002, the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See " -- Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of

Part I of this report. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise.

      In addition, cash was used in financing activities in the first quarter of 2002 for payments totaling $1.2 million for the settlement of put options which covered 1,000,000 shares of the Company's common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of its common stock. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

      Contractual Cash Obligations.

      The Company's long-term debt and operating leases have not changed materially outside the ordinary course of the Company's business from those discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The Company is contingently liable as of March 31, 2003 in the amount of $39.8 million under certain performance, bid, customs and export bonds. Banks have issued letters of credit securing certain of these bonds. All of these obligations expire in less than one year.

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

      At March 31, 2003 and December 31, 2002, the Company had no off-balance sheet debt.

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

      During the first quarter of 2003, the Company spent $39.9 million, including capitalized interest expense, for rig upgrades, of which $24.1 million was for the deepwater upgrade of the Ocean Rover and $15.8 million was for the upgrade of six of the Company's jack-up rigs. The Company expects to spend a total of approximately $125 million for rig upgrade capital expenditures during 2003 ($80 million to complete the upgrade to the Ocean Rover and $45 million to complete the upgrades to three of the Company's jack-up rigs).

      The upgrade of the Ocean Rover, which began in January 2002, is expected to be completed in the third quarter of 2003. The upgraded rig will be able to operate in 7,000-foot water depths on a stand alone basis, and water depths in excess of 7,000 feet should be achievable utilizing augmented mooring systems on a case by case basis.

      The Company's two year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs is now more than 50% complete. Three of these upgrades were completed in 2002. The Ocean Titan and Ocean Tower, both 350-foot water depth capability independent-leg slot rigs prior to the upgrades, are having cantilever packages installed. The Ocean Tower completed its cantilever upgrade in March 2003 for approximately $25.8 million and is currently in a Gulf of Mexico shipyard completing other capital projects. The upgrade of the Ocean Titan is scheduled to begin in the second quarter of 2003. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig, is currently in a shipyard undergoing leg extension installations to allow the rig to work in water depths up to 300 feet.

      During the quarter ended March 31, 2003, the Company spent $30.3 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements. In addition, the Company spent $65.0 million ($63.5 million capitalized to rig equipment) for the purchase of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot. The Company expects to spend a total of approximately $110 million in 2003 for capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements.

      The Company expects to finance these capital expenditures through the use of existing cash balances or internally generated funds.

INTEGRATED SERVICES

      The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. DOTS also offers a portfolio of drilling services including overall project management, extended well tests, and completion operations. During the quarter ended March 31, 2003 integrated services had an operating loss of $0.1 million as only one turnkey plug and abandon project in the Gulf of Mexico was completed in the quarter. During the quarter ended March 31, 2002 integrated services had an operating loss of $1.0 million resulting from a turnkey well, also in the Gulf of Mexico.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has adopted the provisions of SFAS No. 148 which require prominent disclosure regarding the method of accounting for stock-based employee compensation in its annual and interim financial statements.

      In July 2002 the FASB issued SFAS No. 146, "Accounting for costs associated with exit or disposal activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4 and 64 by SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 in April 2002 and, accordingly, reclassified its April 2001 loss of $7.7 million, net-of-tax, from early extinguishment of debt, as a result of the Company's redemption of its outstanding 3.75% convertible subordinated notes due 2007, out of extraordinary items.

      In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The adoption of SFAS No. 143 in January 2003 has not had, nor is it expected to have, a material impact on the Company's consolidated results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning possible or assumed future results of operations of the Company and statements about the following subjects:

      - future market conditions and the effect of such conditions on the Company's future results of operations (see " - Industry Conditions");
      - future uses of and requirements for financial resources, including, but not limited to, expenditures related to the upgrades of the Ocean Rover and three of the Company's jack-up rigs (see " - Liquidity" and " - Capital Resources");
      - interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk");
      - future contractual obligations (see " - Liquidity - Contractual Cash Obligations");
      -     business strategy;
      -     growth opportunities;
      -     competitive position;
      -     expected financial position;
      -     future cash flows;
      -     future dividends;
      -     financing plans;
      -     tax planning;
      -     budgets for capital and other expenditures (see "--Capital
            Resources");
      - timing and cost of completion of rig upgrades and other capital projects (see "--Capital Resources");
      - delivery dates and drilling contracts related to rig conversion and upgrade projects (see " -- Industry Conditions" and "Capital Resources");
      -     plans and objectives of management;
      -     performance of contracts;
      -     outcomes of legal proceedings;
      -     compliance with applicable laws; and
      -     adequacy of insurance or indemnification.

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

      The risks included here are not exhaustive. Other sections of this report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information included in this Item 3 is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" in Item 2 of Part I of this report.

      The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 2003 and December 31, 2002 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

      Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk

      The Company has exposure to interest rate risk arising from changes in the level or volatility of interest rates. The Company's investments in marketable securities are primarily in fixed maturity securities. The Company monitors its sensitivity to interest rate risk by evaluating the change in the value of its financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company's investments and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

      The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2003 and December 31, 2002 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

      The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or stockholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

      The Company's long-term debt, as of March 31, 2003 and December 31, 2002 is denominated in U.S. dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $154.0 and $153.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $192.5 and $192.7 million, respectively.

Foreign Exchange Risk

      Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. As of March 31, 2003, the Company had contracted to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates.

An asset of $0.8 million and $0.2 million reflecting the fair value of the forward contracts was included with "Prepaid expenses and other" in the Consolidated Balance Sheet at March 31, 2003 and December 31, 2002, respectively. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2003 and December 31, 2002, with all other variables held constant.

      The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):

                                       FAIR VALUE ASSET (LIABILITY)                     MARKET RISK
                                    ------------------------------------    ----------------------------------
                                       MARCH 31,        DECEMBER 31,            MARCH 31,      DECEMBER 31,
    CATEGORY OF RISK EXPOSURE:           2003               2002                   2003            2002
------------------------------------------------------------------------    ----------------------------------
                                                                  (IN THOUSANDS)
Interest rate:
   Marketable securities..........  $    495,563 (a)    $    627,614 (a)    $     11,000(c)    $     21,500(c)
    Long-term debt................      (911,800)(b)        (901,800)(b)
Foreign Exchange..................           848                 151               1,000(d)           2,300(d)

----------

      (a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on March 31, 2003 and December 31, 2002.

      (b) The fair values of the Company's 1.5% convertible senior debentures due 2031 and zero coupon convertible debentures due 2020 are based on the quoted closing market prices on March 31, 2003 and December 31, 2002. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 6.01% for March 31, 2003 and 6.62% for December 31, 2002.

      (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2003 and December 31, 2002.

      (d) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of a decrease in foreign exchange rates of 20% at March 31, 2003 and December 31, 2002.

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

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that as of the date of their evaluation, the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act) are effective.

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

(b) The Company made the following reports on Form 8-K during the first quarter of 2003:


      Date of Report        Description of Report

      January 9, 2003       Item 9 Regulation FD disclosure (informational only)

      January 27, 2003      Item 9 Regulation FD disclosure (informational only)

      March 4, 2003         Item 9 Regulation FD disclosure of CEO/CFO
                            Certifications (pursuant to section 906 of the Sarbanes-Oxley Act of 2002) for the Company's Annual
                            Report on Form 10-K for the year ended December
                            31, 2002 (informational only)

      March 6, 2003         Item 9 Regulation FD disclosure (informational only)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DIAMOND OFFSHORE DRILLING, INC.
                                       (Registrant)

Date  05-May-2003              By:    \s\ Gary T. Krenek
                                      ------------------------------------------
                                      Gary T. Krenek
                                      Vice President and Chief Financial Officer


Date  05-May-2003                     \s\ Beth G. Gordon
                                      ------------------------------------------
                                      Beth G. Gordon
                                      Controller (Chief Accounting Officer)

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




Date  05-May-2003                               \s\ James S. Tisch
                                                --------------------------------
                                                James S. Tisch
                                                Chief Executive Officer

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




Date  05-May-2003                               \s\ Gary T. Krenek
                                                --------------------------------
                                                Gary T. Krenek
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

    99.1* Certification dated May 5, 2003 by the chief executive officer of the Company furnished solely pursuant to 18
                  U.S.C. Section 1350 (as adopted by Section 906 of the
                  Sarbanes-Oxley Act of 2002)

    99.2* Certification dated May 5, 2003 by the chief financial officer of the Company furnished solely pursuant to 18
                  U.S.C. Section 1350 (as adopted by Section 906 of the
                  Sarbanes-Oxley Act of 2002)

-------------
* Filed herewith