Form 10-Q
period 2003-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2003-08-04
CIK 949039

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

As of July 29, 2003        Common stock, $0.01 par value per share        130,336,455 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                           QUARTER ENDED JUNE 30, 2003

                                                                                            PAGE NO.
                                                                                            --------
COVER PAGE ..............................................................................         1

TABLE OF CONTENTS .......................................................................         2

PART I.  FINANCIAL INFORMATION ..........................................................         3

         ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets ..........................................         3
                   Consolidated Statements of Operations ................................         4
                   Consolidated Statements of Cash Flows ................................         5
                   Notes to Unaudited Consolidated Financial Statements .................         6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS ...........................................        18

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............        33

         ITEM 4.  CONTROLS AND PROCEDURES ...............................................        35

PART II.  OTHER INFORMATION .............................................................        36

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................        36

         ITEM 5.  OTHER INFORMATION .....................................................        36

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................        36

SIGNATURES ..............................................................................        38

EXHIBIT INDEX ...........................................................................        39

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                     JUNE 30,         DECEMBER 31,
                                                                       2003              2002
                                                                       ----              ----
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $   221,761       $   184,910
  Marketable securities .........................................       393,124           627,614
  Accounts receivable ...........................................       151,015           146,957
  Rig inventory and supplies ....................................        46,581            45,405
  Prepaid expenses and other ....................................        25,727            28,870
                                                                    -----------       -----------
      Total current assets ......................................       838,208         1,033,756
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
    ACCUMULATED DEPRECIATION ....................................     2,273,081         2,164,627
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $30,684 ............        17,908            24,714
OTHER ASSETS ....................................................        32,130            35,668
                                                                    -----------       -----------
      Total assets ..............................................   $ 3,161,327       $ 3,258,765
                                                                    ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt .............................   $    11,155       $    11,155
  Accounts payable ..............................................        34,784            39,721
  Accrued liabilities ...........................................        58,034            63,113
  Taxes payable .................................................           943             4,413
                                                                    -----------       -----------
      Total current liabilities .................................       104,916           118,402
                                                                    -----------       -----------
LONG-TERM DEBT ..................................................       932,170           924,475
DEFERRED TAX LIABILITY ..........................................       356,482           375,309
OTHER LIABILITIES ...............................................        35,454            33,065
                                                                    -----------       -----------
      Total liabilities .........................................     1,429,022         1,451,251
                                                                    -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9) ..........................            --                --
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares
    authorized, none issued or outstanding) .....................            --                --
  Common stock (par value $0.01, 500,000,000 shares
    authorized, 133,457,055 issued, 130,336,455 outstanding at
    June 30, 2003 and December 31, 2002) ........................         1,335             1,335
  Additional paid-in capital ....................................     1,263,692         1,263,692
  Retained earnings .............................................       550,505           621,342
  Accumulated other comprehensive loss ..........................        (5,102)             (730)
  Treasury stock, at net cost (3,120,600 shares at
    June 30, 2003 and December 31, 2002) ........................       (78,125)          (78,125)
                                                                    -----------       -----------
      Total stockholders' equity ................................     1,732,305         1,807,514
                                                                    -----------       -----------
      Total liabilities and stockholders' equity ................   $ 3,161,327       $ 3,258,765
                                                                    ===========       ===========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands, except per share data)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                             --------                       --------
                                                       2003            2002            2003            2002
                                                       ----            ----            ----            ----
REVENUES:
  Contract drilling .............................   $ 157,038       $ 179,674       $ 296,897       $ 373,342
  Revenues related to reimbursable expenses .....       6,162           8,113          12,452          15,995
                                                    ---------       ---------       ---------       ---------
    Total revenues ..............................     163,200         187,787         309,349         389,337
                                                    ---------       ---------       ---------       ---------

OPERATING EXPENSES:

  Contract drilling .............................     124,606         120,254         238,276         241,200
  Reimbursable expenses .........................       5,525           7,343          11,263          14,555
  Depreciation ..................................      41,553          44,585          88,830          87,282
  General and administrative ....................       8,214           7,440          15,414          14,088
  Gain on sale of assets ........................         (57)            (33)            (58)            (65)
                                                    ---------       ---------       ---------       ---------
    Total operating expenses ....................     179,841         179,589         353,725         357,060
                                                    ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS) .........................     (16,641)          8,198         (44,376)         32,277

OTHER INCOME (EXPENSE):
  Interest income ...............................       3,337           7,651           7,493          17,232
  Interest expense ..............................      (5,378)         (6,290)        (10,953)        (11,760)
  Gain (loss) on sale of marketable securities ..      (1,071)          8,671          (1,132)         12,163
  Other, net ....................................       1,290             341           3,032           1,161
                                                    ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE .........     (18,463)         18,571         (45,936)         51,073

INCOME TAX BENEFIT (EXPENSE) ....................       1,776          (6,609)          7,683         (16,553)
                                                    ---------       ---------       ---------       ---------

NET INCOME (LOSS) ...............................   $ (16,687)      $  11,962       $ (38,253)      $  34,520
                                                    =========       =========       =========       =========

EARNINGS (LOSS) PER SHARE:
      BASIC .....................................   $   (0.13)      $    0.09       $   (0.29)      $    0.26
                                                    =========       =========       =========       =========
      DILUTED ...................................   $   (0.13)      $    0.09       $   (0.29)      $    0.26
                                                    =========       =========       =========       =========

WEIGHTED AVERAGE SHARES OF COMMON STOCK:

  Shares of common stock ........................     130,336         131,553         130,336         131,669
  Dilutive potential shares of common stock .....          --               8              --           9,426
                                                    ---------       ---------       ---------       ---------
    Total weighted average shares
      outstanding assuming dilution .............     130,336         131,561         130,336         141,095
                                                    =========       =========       =========       ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                                --------
                                                                         2003             2002
                                                                         ----             ----
OPERATING ACTIVITIES:
    Net income (loss) ............................................   $   (38,253)      $    34,520
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation .................................................        88,830            87,282
    (Gain) on sale of assets .....................................           (58)              (65)
    (Gain) loss on sale of marketable securities .................         1,132           (12,163)
    Deferred tax provision (benefit) .............................        (9,666)           10,414
    Accretion of discounts on marketable securities ..............        (1,378)           (2,028)
    Amortization of debt issuance costs ..........................           594               655
    Accretion of discount on zero coupon convertible debentures ..         7,695             7,432
  Changes in operating assets and liabilities:
    Accounts receivable ..........................................        (4,058)           23,445
    Rig inventory and supplies and other current assets ..........         1,967            12,629
    Other assets, non-current ....................................         2,944               551
    Accounts payable and accrued liabilities .....................       (10,016)            8,606
    Taxes payable ................................................        (3,470)             (751)
    Other liabilities, non-current ...............................         2,389            (3,263)
    Other items, net .............................................        (2,244)           (1,673)
                                                                     -----------       -----------
        Net cash provided by operating activities ................        36,408           165,591
                                                                     -----------       -----------

INVESTING ACTIVITIES:
    Capital expenditures (excluding rig acquisitions) ............      (134,114)         (117,823)
    Rig acquisitions .............................................       (63,500)               --
    Proceeds from sale of assets .................................           388             1,348
    Proceeds from sale of marketable securities ..................     1,603,006         2,218,678
    Purchase of marketable securities ............................    (1,374,768)       (2,217,939)
    Securities sold under repurchase agreements, net .............            --            53,126
    Proceeds from settlement of forward contracts ................         2,015               912
                                                                     -----------       -----------
        Net cash provided by (used in) investing activities ......        33,027           (61,698)
                                                                     -----------       -----------

FINANCING ACTIVITIES:
    Payment of dividends .........................................       (32,584)          (32,951)
    Acquisition of treasury stock ................................            --           (20,000)
    Settlement of put options ....................................            --            (1,193)
                                                                     -----------       -----------
        Net cash used in financing activities ....................       (32,584)          (54,144)
                                                                     -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................        36,851            49,749
    Cash and cash equivalents, beginning of period ...............       184,910           398,990
                                                                     -----------       -----------
    Cash and cash equivalents, end of period .....................   $   221,761       $   448,739
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

      As of July 29, 2003, Loews Corporation ("Loews") owned 53.8% of the outstanding shares of common stock of Diamond Offshore Drilling, Inc., which was a wholly owned subsidiary of Loews prior to its initial public offering in October 1995.

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

Securities Sold Under Agreements to Repurchase

      From time to time the Company may lend securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must transfer to the Company cash collateral equal to the securities transferred. Cash deposits from these transactions are invested in short-term investments and are included in the Consolidated Balance Sheets in "Cash and cash equivalents." A liability is recognized for the obligation to return the cash collateral. The Company continues to receive interest income on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities." Interest expense associated with the related liability is recorded as an offset to "Interest income" in the Consolidated Statements of Operations. During the six months ended June 30, 2002, loaned debt securities that were outstanding at December 31, 2001, were returned to the Company. The Company did not have any loaned debt securities outstanding at June 30, 2003 or December 31, 2002.

Derivative Financial Instruments

      Derivative financial instruments of the Company include forward exchange contracts and a contingent interest provision that is embedded in the 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt totaled $3.5 million for the six months ended June 30, 2003 and 2002.

      Cash payments made for foreign income taxes, net of foreign tax refunds, were $5.3 million and $6.6 million during the six months ended June 30, 2003 and 2002, respectively. There were no payments of U.S. income taxes in the first half of 2003. A $14.5 million net cash refund of U.S. income tax was received during the six months ended June 30, 2002.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Operations is as follows:

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                           --------                     --------
                                                     2003           2002           2003           2002
                                                     ----           ----           ----           ----
                                                                      (IN THOUSANDS)
Total interest cost including amortization of
   debt issuance costs .........................   $  6,518       $  6,602       $ 13,017       $ 13,186
Capitalized interest ...........................     (1,140)          (312)        (2,064)        (1,426)
                                                   --------       --------       --------       --------
    Total interest expense as reported .........   $  5,378       $  6,290       $ 10,953       $ 11,760
                                                   ========       ========       ========       ========

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the respective terms of the related debt.

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

      The Company did not purchase any of its common stock during the first half of 2003. During the first half of 2002 the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or at an average cost of $40.00 per share, upon the exercise of put options sold in February 2001. The Company reduced "Additional paid-in capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and reported the net cost of the shares, $16.9 million, in "Treasury stock."

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

      There were no common equity put options issued or outstanding at December 31, 2002, June 30, 2003 or during the six months ended June 30, 2003.

Comprehensive Income (Loss)

      A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                              --------                     --------
                                                        2003           2002           2003           2002
                                                        ----           ----           ----           ----
                                                                         (IN THOUSANDS)
Net income (loss) .................................   $(16,687)      $ 11,962       $(38,253)      $ 34,520
Other comprehensive gains (losses), net of tax:
   Foreign currency translation loss ..............        (62)          (507)          (149)          (524)
   Unrealized holding gain (loss) on investments ..     (1,921)         3,360         (4,214)          (625)
   Reclassification adjustment for gain (loss)
     included in net income (loss) ................          4          3,955             (9)         1,345
                                                      --------       --------       --------       --------
Comprehensive income (loss) .......................   $(18,666)      $ 18,770       $(42,625)      $ 34,716
                                                      ========       ========       ========       ========

Currency Translation

      The Company's primary functional currency is the U.S. dollar. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at period-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in the Consolidated Balance Sheets in "Accumulated other comprehensive loss." Currency transaction gains and losses are included in the Consolidated Statements of Operations in "Other income (expense)." Re-measurement translation gains and losses of subsidiaries operating in hyperinflationary economies, when applicable, are included in operating results.

Stock-Based Compensation

      The Company accounts for its 2000 Stock Option Plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. Had compensation expense for the Company's stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                                     --------                         --------
                                                              2003            2002             2003              2002
                                                              ----            ----             ----              ----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported .........................   $  (16,687)      $   11,962       $  (38,253)      $   34,520
   Add: Stock-based employee compensation
   expense included in reported net income (loss),
   net of related tax effects .........................           --               --               --               --
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effects .........................         (273)            (224)            (537)            (432)
                                                          ----------       ----------       ----------       ----------
Pro forma net income (loss) ...........................   $  (16,960)      $   11,738       $  (38,790)      $   34,088
                                                          ==========       ==========       ==========       ==========

Earnings (loss) per share of common stock:
   As reported ........................................   $    (0.13)      $     0.09       $    (0.29)      $     0.26
   Pro forma ..........................................   $    (0.13)      $     0.09       $    (0.30)      $     0.26

Earnings (loss) per share of common stock -
  assuming dilution:
   As reported ........................................   $    (0.13)      $     0.09       $    (0.29)      $     0.26
   Pro forma ..........................................   $    (0.13)      $     0.09       $    (0.30)      $     0.26

Revenue Recognition

      Income from dayrate drilling contracts is recognized currently. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. Any excess in these lump-sum mobilization fees received over the related costs incurred to mobilize an offshore rig from one market to another is recognized in income over the primary term of the related drilling contract. Absent a contract, mobilization costs are recognized currently. Other lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the primary term of the related drilling contract.

      Income from offshore turnkey drilling contracts is recognized on the completed contract method, with revenues accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Provisions for future losses on turnkey drilling contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract. During the quarter ended June 30, 2003, the Company elected not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

      Income from reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the Company's customers in accordance with a contract or agreement is recorded, for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Operations.

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

Changes in Accounting Estimates

      In April 2003 the Company commissioned a study from an independent appraiser to evaluate the economic lives of its drilling rigs. As a result of this independent study the Company recorded changes in accounting estimates by increasing the estimated service lives and salvage values of most of the Company's drilling rigs to better reflect their remaining economic lives and value. The effect of this change in accounting estimates resulted in an increase to net income (after-tax) for the quarter and six months ended June 30, 2003 of $5.8 million, or $0.04 per share. Prior periods were not affected.

Reclassifications

      Certain amounts applicable to prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

Recent Accounting Pronouncements

      In May 2003 the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company's adoption of SFAS No. 150 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

      In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is to be applied prospectively for contracts entered into or modified after June 30,

2003. For contracts involving hedging relationships, SFAS No. 149 should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the provisions of SFAS No. 148 which require prominent disclosure regarding the method of accounting for stock-based employee compensation in its annual and interim financial statements. See "-Stock-Based Compensation."

      In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

2. EARNINGS (LOSS) PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                              --------                       --------
                                                        2003            2002           2003            2002
                                                        ----            ----           ----            ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) - basic (numerator): ...........   $ (16,687)      $  11,962      $ (38,253)      $  34,520
  Effect of dilutive potential shares
    1.5% Debentures ..............................          --              --             --           2,083
                                                     ---------       ---------      ---------       ---------
Net income (loss) including conversions -
  diluted (numerator) ............................   $ (16,687)      $  11,962      $ (38,253)      $  36,603
                                                     =========       =========      =========       =========
Weighted average shares - basic (denominator): ...     130,336         131,553        130,336         131,669
  Effect of dilutive potential shares
    1.5% Debentures ..............................          --              --             --           9,383
    Stock options ................................          --               8             --               6
    Put options ..................................          --              --             --              37
                                                     ---------       ---------      ---------       ---------
Weighted average shares including conversions -
  diluted (denominator) ..........................     130,336         131,561        130,336         141,095
                                                     =========       =========      =========       =========
Earnings (loss) per share:
    Basic ........................................   $   (0.13)      $    0.09      $   (0.29)      $    0.26
                                                     =========       =========      =========       =========
    Diluted ......................................   $   (0.13)      $    0.09      $   (0.29)      $    0.26
                                                     =========       =========      =========       =========

      The computation of diluted earnings per share ("EPS") for the quarters and six month periods ended June 30, 2003 and 2002 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures"). The computation of diluted EPS for each of the quarters ended June 30, 2003 and 2002 and the six months ended June 30, 2003 excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures. Potentially dilutive shares were excluded from the computation of diluted EPS for the quarters and six month periods ended June 30, 2003 and 2002 because the inclusion of such shares would be antidilutive.

      Put options covering 1,687,321 shares of common stock at various stated exercise prices per share were outstanding during part of the six months ended June 30, 2002 prior to their expiration or settlement. The computation of diluted EPS for the quarter and six months ended June 30, 2002 excluded put options covering 1,687,321 shares and 1,187,321 shares of common stock, respectively, because the options' exercise prices were less than the average market price per share of the common stock. There were no put options outstanding during the quarter and six months ended June 30, 2003.

      Certain stock options were excluded from the computation of diluted EPS because the options' exercise prices were more than the average market price per share of the common stock. Stock options representing 380,025 shares and 182,700 shares of common stock were excluded from the computation of diluted EPS for the quarters and six month periods ended June 30, 2003 and 2002, respectively.

      Other stock options with average market prices that exceeded their exercise prices during the period (in-the-money options) were excluded from the computation of diluted EPS because potential shares of common stock are not included when a loss from continuing operations exists. Stock options representing 85,250 shares of common stock were excluded from the computation of diluted EPS for the quarter and six months ended June 30, 2003.

3. MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                             JUNE 30, 2003
                                                             -------------
                                                              UNREALIZED        FAIR
                                                   COST          LOSS           VALUE
                                                   ----          ----           -----
                                                            (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
  Due within one year ........................   $101,436      $   (526)      $100,910
  Due after five through ten years ...........    199,956            --        199,956
Collateralized mortgage obligations ..........     94,063        (1,805)        92,258
                                                 --------      --------       --------
  Total ......................................   $395,455      $ (2,331)      $393,124
                                                 ========      ========       ========

                                                           DECEMBER 31, 2002
                                                           -----------------
                                                              UNREALIZED       FAIR
                                                   COST          GAIN          VALUE
                                                   ----          ----          -----
                                                            (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
  Due within one year ........................   $449,445      $     20      $449,465
Collateralized mortgage obligations ..........    174,003         4,146       178,149
                                                 --------      --------      --------
  Total ......................................   $623,448      $  4,166      $627,614
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

      Proceeds from sales of marketable securities and gross realized gains and losses are summarized as follows:

                                 THREE MONTHS ENDED
                                      JUNE 30,
                                      --------
                               2003             2002
                               ----             ----
                                  (IN THOUSANDS)
Proceeds from sales ....   $  725,045       $1,304,494
Gross realized gains ...           --            8,671
Gross realized losses ..       (1,071)              --

                                  SIX MONTHS ENDED
                                      JUNE 30,
                                      --------
                               2003              2002
                               ----              ----
                                   (IN THOUSANDS)
Proceeds from sales ....   $ 1,603,006       $ 2,218,678
Gross realized gains ...           108            14,935
Gross realized losses ..        (1,240)           (2,772)

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

      In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. In July 2001 the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars at each month through July 31, 2002. These forward contracts are derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 and 2001 do not qualify for hedge accounting. At June 30, 2003, an asset of $0.5 million, reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. A pre-tax gain of $1.0 million (comprised of a $1.3 million realized gain and a $0.3 million unrealized loss) and $2.3 million (comprised of a $2.0 million realized gain and a $0.3 million unrealized gain) was recorded in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2003 in "Other income (expense)." For the quarter and six months ended June 30, 2002 a pre-tax gain of $0.5 million (comprised of a $0.6 million realized gain and a $0.1 million unrealized loss) and $1.2 million (comprised of a $0.9 million realized gain and a $0.3 million unrealized gain), respectively, was recorded in the Consolidated Statements of Operations in "Other income (expense)."

Contingent Interest

      The Company's $460.0 million principal amount of 1.5% Debentures which were issued on April 11, 2001 and are due on April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2002 or at June 30, 2003.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                          JUNE 30,        DECEMBER 31,
                                                            2003             2002
                                                            ----             ----
                                                               (IN THOUSANDS)
Drilling rigs and equipment .........................   $ 3,244,189       $ 3,091,892
Construction work-in-progress .......................       185,752           141,247
Land and buildings ..................................        15,035            15,035
Office equipment and other ..........................        21,558            21,076
                                                        -----------       -----------
    Cost ............................................     3,466,534         3,269,250
Less: accumulated depreciation ......................    (1,193,453)       (1,104,623)
                                                        -----------       -----------
    Drilling and other property and equipment, net ..   $ 2,273,081       $ 2,164,627
                                                        ===========       ===========


      In April 2003 the Company commissioned a study from an independent appraiser to evaluate the economic lives of its drilling rigs. As a result of this independent study the Company recorded changes in accounting estimates by increasing the estimated service lives and salvage values of most of the Company's drilling rigs to better reflect their remaining economic lives and value. The effect of this change in accounting estimates resulted in an increase to net income (after-tax) for the quarter and six months ended June 30, 2003 of $5.8 million, or $0.04 per share. Prior periods were not affected.

      Construction work-in-progress at June 30, 2003 included $175.2 million for the significant upgrade of the Ocean Rover to high specification capabilities. The upgrade was completed on time and under budget in July 2003 for an estimated total cost of $189 million. The rig has begun a three well drilling program for Murphy Sabah Oil Company, Ltd. offshore Malaysia.

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

6. GOODWILL

      Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") in 1996 was generated from an excess of the purchase price over the net assets acquired. Prior to January 1, 2002 the Company amortized goodwill on a straight-line basis over 20 years. The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, suspended amortization of goodwill at that time.

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

      During each of the six month periods ended June 30, 2003 and 2002, an adjustment of $6.8 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero during the year 2004.

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                      JUNE 30,   DECEMBER 31,
                                        2003         2002
                                        ----         ----
                                         (IN THOUSANDS)
Payroll and benefits ..............   $30,132      $29,337
Personal injury and other claims ..     6,815        6,815
Interest payable ..................     2,869        1,588
Deferred revenue ..................     2,757        3,539
Other .............................    15,461       21,834
                                      -------      -------
    Total .........................   $58,034      $63,113
                                      =======      =======

8. LONG-TERM DEBT

      Long-term debt consists of the following:

                                               JUNE 30,      DECEMBER 31,
                                                 2003            2002
                                                 ----            ----
                                                   (IN THOUSANDS)
Zero Coupon Debentures ....................   $ 447,383       $ 439,688
1.5% Debentures ...........................     460,000         460,000
Ocean Alliance lease-leaseback agreement ..      35,942          35,942
                                              ---------       ---------
                                                943,325         935,630
Less: Current maturities ..................     (11,155)        (11,155)
                                              ---------       ---------
    Total .................................   $ 932,170       $ 924,475
                                              =========       =========

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002, are as follows:

         (DOLLARS IN THOUSANDS)
         ----------------------
2003 ......................   $  11,155
2004 ......................      11,969
2005 ......................      12,818
2006 ......................          --
2007 ......................          --
Thereafter ................     907,383
                              ---------
                                943,325
Less: Current maturities ..     (11,155)
                              ---------
    Total .................   $ 932,170
                              =========

Convertible Senior Debentures

      The Company's $460.0 million principal amount of 1.5% Debentures that were issued on April 11, 2001 are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock.

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

Zero Coupon Convertible Debentures

      The Company's Zero Coupon Debentures, issued On June 6, 2000, are due June 6, 2020 at a price of $499.60 per $1,000 debenture, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustments in certain events. The Zero Coupon Debentures are senior unsecured obligations of the Company.

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

Ocean Alliance Lease-Leaseback

      The Company entered into a lease-leaseback agreement with a European bank in December 2000. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. Two of the five annual payments have been made as of December 31, 2002. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

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

10. SEGMENTS AND GEOGRAPHIC AREA ANALYSIS

      The Company reports its operations as one reportable segment, contract drilling of offshore oil and gas wells. Though the Company provides contract drilling services from different types of offshore drilling rigs and provides such services in many geographic locations, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers of such services.

Similar Services

      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                        --------                       --------
                                                  2003            2002            2003           2002
                                                  ----            ----            ----           ----
                                                                  (IN THOUSANDS)
High Specification Floaters ................   $  72,660       $  75,748       $ 136,294       $ 150,395
Other Semisubmersibles .....................      61,265          73,977         112,968         162,057
Jack-ups ...................................      23,116          26,839          46,682          56,339
Integrated Services ........................          --           4,406           1,189           6,229
Other ......................................          (3)           (436)             (3)           (436)
Eliminations ...............................          --            (860)           (233)         (1,242)
                                               ---------       ---------       ---------       ---------
  Total Contract Drilling Revenues .........     157,038         179,674         296,897         373,342
Revenues Related to Reimbursable Expenses ..       6,162           8,113          12,452          15,995
                                               ---------       ---------       ---------       ---------
      Total revenues .......................   $ 163,200       $ 187,787       $ 309,349       $ 389,337
                                               =========       =========       =========       =========

Geographic Areas

      At June 30, 2003, the Company had drilling rigs located offshore nine countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                                  --------                    --------
                                             2003          2002          2003          2002
                                             ----          ----          ----          ----
                                                            (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States ........................   $ 83,915      $ 74,181      $163,674      $171,524

  Foreign:
    South America ......................     40,804        44,987        81,279        86,918
    Europe/Africa ......................     15,009        26,812        20,871        57,938
    Australia/Southeast Asia ...........     22,570        41,807        42,623        72,957
    Mexico .............................        902            --           902            --
                                           --------      --------      --------      --------
      Total revenues ...................   $163,200      $187,787      $309,349      $389,337
                                           ========      ========      ========      ========

11. INCOME TAXES

      In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly-owned subsidiary of the Company. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Island subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses in the first half of 2003. The 9.6% effective tax rate for the three months ended June 30, 2003 resulted from a revision of the estimated annual effective tax rate from 21.5% in the first quarter of 2003 to 16.7% in the second quarter of 2003.

      In 2002 a portion of the earnings from the Company's U.K. subsidiaries was considered to be indefinitely reinvested. No U.S. taxes were provided on these earnings in the three or six month periods ended June 30, 2002 and the estimated annual effective tax rate as of June 30, 2002 was 32.4%. The effective rate of 35.6% for the three months ended June 30, 2002 resulted from a revision of the estimated annual effective tax rate from 30.6% in the first quarter of 2002 to 32.4% in the second quarter of 2002. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for the three and six month periods ended June 30, 2003 are part of the earnings and losses of the Cayman Island subsidiary on which no U.S. taxes are provided.

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

GENERAL

      Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. However, during periods of mobilization revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

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

      Revenues from offshore turnkey drilling contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract. During the quarter ended June 30, 2003, the Company elected not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

      Revenues from reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the Company's customers in accordance with a contract or agreement are recorded for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Operations.

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

      In April 2003 the Company commissioned a study from an independent appraiser to evaluate the economic lives of its drilling rigs. As a result of this independent study the Company recorded changes in accounting estimates by increasing the estimated service lives and salvage values for most of the Company's drilling rigs to better reflect their remaining economic lives and value. The effect of this change in accounting estimate resulted in an increase to net income (after-tax) for the quarter and six months ended June 30, 2003 of $5.8 million, or $0.04 per share. Prior periods were not affected. Management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these assumptions could produce results that differ from those reported.

      The Company evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

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

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                                  --------               FAVORABLE/
                                                            2003            2002       (UNFAVORABLE)
                                                            ----            ----       -------------
                                                                       (in thousands)
        CONTRACT DRILLING REVENUE
          High Specification Floaters .............      $  72,660       $  75,748       $  (3,088)
          Other Semisubmersibles ..................         61,265          73,977         (12,712)
          Jack-ups ................................         23,116          26,839          (3,723)
          Integrated Services .....................             --           4,406          (4,406)
          Other ...................................             (3)           (436)            433
          Eliminations ............................             --            (860)            860
                                                         ---------       ---------       ---------
          TOTAL CONTRACT DRILLING REVENUE .........      $ 157,038       $ 179,674       $ (22,636)
                                                         =========       =========       =========
          REVENUES RELATED TO REIMBURSABLE EXPENSES      $   6,162       $   8,113       $  (1,951)

        CONTRACT DRILLING EXPENSE
          High Specification Floaters .............      $  38,555       $  39,545       $     990
          Other Semisubmersibles ..................         57,810          53,445          (4,365)
          Jack-ups ................................         27,012          22,735          (4,277)
          Integrated Services .....................            841           4,689           3,848
          Other ...................................            388             700             312
          Eliminations ............................             --            (860)           (860)
                                                         ---------       ---------       ---------
          TOTAL CONTRACT DRILLING EXPENSE .........      $ 124,606       $ 120,254       $  (4,352)
                                                         =========       =========       =========
          REIMBURSABLE EXPENSES ...................      $   5,525       $   7,343       $  (1,818)

        OPERATING INCOME (LOSS)
          High Specification Floaters .............      $  34,105       $  36,203       $  (2,098)
          Other Semisubmersibles ..................          3,455          20,532         (17,077)
          Jack-ups ................................         (3,896)          4,104          (8,000)
          Integrated Services .....................           (841)           (283)           (558)
          Other ...................................           (391)         (1,136)            745
          Reimbursable expenses, net ..............            637             770            (133)
          Depreciation ............................        (41,553)        (44,585)          3,032
          General and Administrative Expense ......         (8,214)         (7,440)           (774)
          Gain on Sale of Assets ..................             57              33              24
                                                         ---------       ---------       ---------
          TOTAL OPERATING INCOME (LOSS) ...........      $ (16,641)      $   8,198       $ (24,839)
                                                         =========       =========       =========

High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $3.1 million during the quarter ended June 30, 2003 compared to the same quarter in 2002. Lower average operating dayrates contributed $9.7 million to the overall decrease as the average dayrate fell from $115,000 per day in the second quarter of 2002 to $96,300 per day in the second quarter of 2003. There were significant changes in the average operating dayrates of the Ocean Baroness ($120,200 from $177,400), the Ocean Valiant ($42,300 from $82,600) and the Ocean Victory ($70,200 from $97,400).

      An improvement in utilization for high specification floaters, from 80% during the second quarter of 2002 to 92% in the second quarter of 2003, contributed $6.6 million to revenues and partially offset the negative effect of lower average dayrates. The Ocean America and the Ocean Star worked the entire second quarter of 2003 but both rigs were stacked during part of the second quarter of 2002. Utilization also improved for the Ocean Baroness which worked a majority of the second quarter of 2003 compared to the same period in 2002 when the rig was down for approximately one month due to the parting of its marine riser. The improvement in utilization was partially offset as a result of downtime incurred by the Ocean Alliance for repairs and by the Ocean Valiant for its five-year special survey. These rigs were stacked approximately three weeks longer during the second quarter of 2003 compared to the second quarter of 2002.

      Contract Drilling Expense. Contract drilling expense for high specification floaters for the quarter ended June 30, 2003 decreased $1.0 million from the same period in 2002. The Ocean Baroness incurred higher contract drilling expenses during the second quarter of 2002 due to costs incurred in connection with the recovery of its marine riser, net of costs charged to an associated insurance claim, although the expenses were partially offset by lower operating expenses during the riser recovery period. In addition, various maintenance projects performed on the Ocean America while the rig was stacked during the second quarter of 2002 and mobilization costs incurred to return the rig to work contributed to higher contract drilling expenses in the second quarter of 2002 compared to the same period in 2003. Partially offsetting the lower contract drilling expenses in the second quarter of 2003 were higher costs from maintenance projects for the Ocean Quest and Ocean Valiant.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the quarter ended June 30, 2003 decreased $12.7 million from the same period in 2002. Average operating dayrates dropped to $57,600 (excluding the Ocean Vanguard and the Ocean Patriot) during the second quarter of 2003 from $71,500 during the second quarter of 2002, resulting in a decline in revenues of $10.0 million. The largest decreases in average operating dayrate were experienced by the rigs working in the North Sea where average operating dayrates declined for the Ocean Guardian ($93,300 to $49,900), the Ocean Princess ($74,800 to $40,000) and the Ocean Nomad ($70,300 to $43,100).

      Lower utilization resulted in $8.1 million of the overall revenue decline as utilization fell from 54% during the second quarter of 2002 to 51% (excluding the Ocean Vanguard and the Ocean Patriot) during the same quarter of 2003. The Ocean Epoch and the Ocean Whittington were stacked the entire second quarter of 2003 while the Ocean Bounty was in the shipyard undergoing a special survey for approximately one-half of the second quarter of 2003. Each of these rigs worked all of the same period in 2002. Partially offsetting the utilization decline were improvements from the Ocean Lexington and the Ocean Saratoga. Both of these rigs worked the entire second quarter of 2003 but were stacked the majority of the second quarter of 2002. In addition, the Ocean General was working the entire second quarter of 2003 compared to the same period in 2002 when the rig was in a shipyard undergoing a special survey for approximately one-half of the quarter.

      Partially offsetting the overall decrease in revenues was $5.4 million generated by the Ocean Patriot and the Ocean Vanguard, which the Company acquired in March 2003 and December 2002, respectively.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the second quarter of 2003 increased $4.4 million compared to the same period in 2002 primarily due to operating expenses for the Ocean Patriot and the Ocean Vanguard. Contract drilling expenses were also higher during the quarter ended June 30, 2003 due to costs associated with the special surveys of the Ocean Nomad and Ocean Bounty and increased maintenance projects on the Ocean Guardian and the Ocean Princess. Partially offsetting the overall higher operating expenses were lower costs for the Ocean Liberator and the Ocean New Era. These rigs were cold stacked during the second quarter of 2003 but were partially crewed and actively marketed in the same period of 2002.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $3.7 million during the second quarter of 2003 compared to the same quarter in 2002. Lower utilization resulted in $2.2 million of the overall revenue decline as utilization fell from 74% during the second quarter of 2002 to 68% during the second quarter of 2003. The Ocean Sovereign spent all of the second quarter of 2003 in a shipyard primarily completing its leg extension upgrade. The Ocean Tower spent approximately one-half of the second quarter of 2003 completing additional shipyard projects subsequent to its cantilever upgrade that was completed in March 2003. The Ocean Titan spent approximately one-half of the second quarter of 2003 in a shipyard beginning its cantilever upgrade. Partially offsetting the overall lower utilization during the second quarter of 2003 were increased operating days from the Ocean Spartan and Ocean Spur, which were undergoing leg extension upgrades during the three months ended June 30, 2002. Both of these rigs worked most of the second quarter of 2003.

      Average operating dayrates dropped to $26,700 per day during the second quarter of 2003, from $28,700 per day during the second quarter of 2002, resulting in a $1.5 million reduction in revenue. The Ocean Heritage experienced the largest average dayrate decrease from $97,600 to $47,300.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the second quarter of 2003 rose $4.3 million from the same period in 2002. Operating costs increased for the Ocean Spartan and Ocean Spur as these rigs worked most of the second quarter of 2003 compared to the same period in 2002 when these rigs were undergoing leg extension upgrades. In addition, the Ocean Tower experienced higher contract drilling expenses for the quarter ended June 30, 2003 due to various shipyard projects and its mobilization out of the shipyard. Partially offsetting was a reduction in expenses for the Ocean Titan due to the capitalization of a majority of its costs when it began its cantilever upgrade in the second quarter of 2003.

      Integrated Services.

      During the second quarter of 2003 integrated services had an $0.8 million loss. The loss was comprised of project income of $0.1 million from the completion of one turnkey plug and abandonment project in the Gulf of Mexico during the first quarter of 2003 which was more than offset by operating overhead costs and insurance premiums. During the same period in 2002, an integrated services' operating loss of $0.3 million resulted from a turnkey well in the Gulf of Mexico.

      Reimbursable expenses, net.

      Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $0.6 million and $0.8 million for the quarters ended June 30, 2003 and 2002, respectively.

      Depreciation.

      Depreciation expense decreased $3.0 million to $41.6 million in the second quarter of 2003 compared to $44.6 million in the second quarter of 2002. This decrease resulted from increasing the estimated service lives and salvage values of most of the Company's drilling rigs to better reflect their remaining economic lives. The effect of these changes in accounting estimates was a $6.9 million reduction in depreciation expense. This reduction was partially offset by depreciation of the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively, and additional depreciation for five of the Company's recently upgraded jack-up rigs.

      General and Administrative Expense.

      General and administrative expense for the quarter ended June 30, 2003 of $8.2 million increased $0.8 million over $7.4 million for the same period in 2002. This increase was primarily due to severance pay associated with the elimination of certain positions in the Company as part of a cost reduction program and higher professional expenses for legal fees and tax planning for foreign operations. Partially offsetting was a reduction in other personnel costs.

      Interest Income.

      Interest income of $3.3 million earned during the quarter ended June 30, 2003 declined $4.4 million, from $7.7 million earned during the same period in 2002. These earnings were lower primarily due to less cash investment in the second quarter of 2003 in addition to lower interest rates earned on cash and marketable securities compared to the same period in 2002.

      Gain (Loss) on Sale of Marketable Securities.

      A loss on the sale of marketable securities of $1.1 million occurred in the quarter ended June 30, 2003 compared to an $8.7 million gain on the sale of marketable securities during the same period in 2002.

      Income Tax Benefit (Expense).

      An income tax benefit of $1.8 million was recognized on a pre-tax loss of $18.5 million in the second quarter of 2003 compared to tax expense of $6.6 million which was recognized on pre-tax income of $18.6 million in the second quarter of 2002.

      In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly-owned subsidiary of the Company. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Island subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses in the second quarter of 2003. The 9.6% effective tax rate for the three months ended June 30, 2003 resulted from a revision of the estimated annual effective tax rate from 21.5% in the first quarter of 2003 to 16.7% in the second quarter of 2003.

      In 2002 a portion of the earnings from the Company's U.K. subsidiaries was considered to be indefinitely reinvested. No U.S. taxes were provided on these earnings in the second quarter of 2002 and the estimated annual effective tax rate as of June 30, 2002 was 32.4%. The effective rate of 35.6% for the three months ended June 30, 2002 resulted from a revision of the estimated annual effective tax rate from 30.6% in the first quarter of 2002 to 32.4% in the second quarter of 2002. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for the three month period ended June 30, 2003 are part of the earnings and losses of the Cayman Island subsidiary on which no U.S. taxes are provided.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                                 --------               FAVORABLE/
                                                            2003            2002       (UNFAVORABLE)
                                                            ----            ----       -------------
                                                                      (in thousands)
        CONTRACT DRILLING REVENUE
          High Specification Floaters .............      $ 136,294       $ 150,395       $ (14,101)
          Other Semisubmersibles ..................        112,968         162,057         (49,089)
          Jack-ups ................................         46,682          56,339          (9,657)
          Integrated Services .....................          1,189           6,229          (5,040)
          Other ...................................             (3)           (436)            433
          Eliminations ............................           (233)         (1,242)          1,009
                                                         ---------       ---------       ---------
          TOTAL CONTRACT DRILLING REVENUE .........      $ 296,897       $ 373,342       $ (76,445)
                                                         =========       =========       =========
          REVENUES RELATED TO REIMBURSABLE EXPENSES      $  12,452       $  15,995       $  (3,543)

        CONTRACT DRILLING EXPENSE
          High Specification Floaters .............      $  76,831       $  75,073       $  (1,758)
          Other Semisubmersibles ..................        107,527         110,317           2,790
          Jack-ups ................................         51,263          48,417          (2,846)
          Integrated Services .....................          2,090           7,530           5,440
          Other ...................................            798           1,105             307
          Eliminations ............................           (233)         (1,242)         (1,009)
                                                         ---------       ---------       ---------
          TOTAL CONTRACT DRILLING EXPENSE .........      $ 238,276       $ 241,200       $   2,924
                                                         =========       =========       =========
          REIMBURSABLE EXPENSES ...................      $  11,263       $  14,555       $  (3,292)

        OPERATING INCOME (LOSS)
          High Specification Floaters .............      $  59,463       $  75,322       $ (15,859)
          Other Semisubmersibles ..................          5,441          51,740         (46,299)
          Jack-ups ................................         (4,581)          7,922         (12,503)
          Integrated Services .....................           (901)         (1,301)            400
          Other ...................................           (801)         (1,541)            740
          Reimbursable expenses, net ..............          1,189           1,440            (251)
          Depreciation ............................        (88,830)        (87,282)         (1,548)
          General and Administrative Expense ......        (15,414)        (14,088)         (1,326)
          Gain on Sale of Assets ..................             58              65              (7)
                                                         ---------       ---------       ---------
          TOTAL OPERATING INCOME (LOSS) ...........      $ (44,376)      $  32,277       $ (76,653)
                                                         =========       =========       =========

High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $14.1 million in the first half of 2003 compared to the same period in 2002. Lower average operating dayrates for most of the rigs in this classification resulted in a $20.5 million reduction in revenue. Average operating dayrates fell from $111,500 during the first half of 2002 to $105,600 during the first half of 2003 (excluding the Ocean Baroness).

      An overall improvement in utilization for high specification floaters in the first half of 2003 contributed $7.9 million to revenues and partially offset the negative effect of lower average operating dayrates. Utilization improved to 89% for the six months ended June 30, 2003 from 85% for the same period in 2002 (excluding the Ocean Baroness). Utilization improved significantly for the Ocean America and the Ocean Star as both rigs worked the entire first half of 2003. During the first half of 2002 the Ocean America was stacked approximately four months and the Ocean Star was stacked approximately three months in a shipyard for inspection and repairs.

      The Ocean Baroness contributed less revenue in the first half of 2003 than in the first half of 2002 primarily due to a significant drop in its average operating dayrate from $175,000 to $88,700. Partially offsetting was an improvement in utilization in 2003 compared to the same period in 2002 when the rig spent most of the first quarter completing its upgrade to high specification capabilities.

      Contract Drilling Expense. Contract drilling expense for high specification floaters for the six months ended June 30, 2003 increased $1.8 million from the same period in 2002. Operating expenses for the Ocean Baroness were higher in the first half of 2003 as the rig worked most of the period compared to the same period in 2002 when the rig began operations late in the first quarter upon completion of its upgrade. Higher operating expenses for the Ocean Baroness during the six months ended June 30, 2003 compared to the same period in 2002 were partially offset by costs incurred during 2002 for the recovery of its marine riser, net of costs charged to an associated insurance claim. In addition, operating expenses were higher in the first half of 2003 due to the mobilization, inspection and repair of the Ocean Valiant. The increased contract drilling expense was partially offset by lower operating costs in 2003 for the Ocean Star which incurred mobilization, inspection and repair costs during the first half of 2002.

      Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the six months ended June 30, 2003 decreased $49.1 million from the same period in 2002. A decline in utilization reduced revenues $31.7 million as utilization rates fell from 61% during the first half of 2002 to 48% during the first half of 2003 (excluding the Ocean Vanguard and the Ocean Patriot). The Ocean Whittington was stacked and the Ocean Liberator was cold stacked the entire first half of 2003 while the Ocean Epoch and Ocean Princess were stacked most of the first half of 2003. The Ocean Guardian and the Ocean Bounty spent three months and two months, respectively, of the six months ended June 30, 2003 in a shipyard for inspection and repairs. Each of these rigs worked most of the same period in 2002. Partially offsetting was an increase in revenue in 2003 from the Ocean General which was idle for two months during the first half of 2002 and the Ocean Saratoga which was in a shipyard undergoing a special survey during the same period.

      Lower average operating dayrates for other semisubmersibles resulted in a $23.7 million revenue reduction as average operating dayrates fell from $69,400 in the first half of 2002 to $58,800 in the same period of 2003 (excluding the Ocean Vanguard and the Ocean Patriot). The most significant decreases in dayrates were to the Ocean Princess ($72,900 to $40,000), the Ocean Nomad ($72,200 to $41,700), and the Ocean Winner ($77,700 to $49,600).

      Partially offsetting the overall decrease in revenues was $6.3 million generated by the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the first half of 2003 was lower by $2.8 million compared to the same period in 2002. Cost savings were realized from four rigs (the Ocean Voyager, Ocean Liberator, Ocean Endeavor and Ocean New Era) which were cold stacked the entire first half of 2003. All of these rigs, except the Ocean New Era, worked part of the first half of 2002. Also, contract drilling expenses for the Ocean Worker were lower in first half of 2003 compared to the same period in 2002, when costs were incurred for the rig's mobilization, inspection and repairs. Partially offsetting the lower contract drilling expenses were operating costs generated by the Ocean Patriot and Ocean Vanguard and costs associated with the special surveys of the Ocean Nomad, Ocean Ambassador and the Ocean Bounty during 2003.

      Jack-Ups.

      Revenues. Revenues from jack-ups decreased $9.7 million during the first half of 2003 compared to the same period in 2002. Lower utilization resulted in $5.9 million of the overall revenue decline as utilization fell from 82% during the first half of 2002 to 68% during the same period of 2003. The Ocean Sovereign spent most of the first half of 2003 in a shipyard completing its leg extension upgrade. The Ocean Tower spent most of the first half of 2003 in a shipyard undergoing a cantilever upgrade and various other projects. In comparison these rigs operated throughout most of the first half of 2002. Partially offsetting, utilization improved for the Ocean Spartan and Ocean Spur, as both of these rigs worked most of the first half of 2003 but spent approximately three months of the first half of 2002 undergoing leg extension upgrades.

      Lower average operating dayrates resulted in a $3.8 million revenue reduction. Average dayrates dropped to $27,200 during the first half of 2003 from $29,300 during the first half of 2002. The Ocean Heritage experienced the largest decrease from $83,600 to $47,000.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the first half of 2003 rose $2.8 million from the same period in 2002. Higher costs for the Ocean Spartan and the Ocean Spur for the six months ended June 30, 2003 occurred because a majority of costs for these rigs were capitalized in connection with their leg extension upgrades during the comparable period in 2002. In addition, higher costs were incurred by the Ocean Warwick during the first half of 2003 in conjunction with its mobilization to a shipyard for its special survey and repairs. Costs were reduced on the Ocean Champion which was cold stacked all of the first half of 2003 compared to only part of the first half of 2002.

      Integrated Services.

      During the first half of 2003 integrated services had a loss of $0.9 million. The loss was comprised of project income of $0.4 million from the completion of one turnkey plug and abandonment project in the Gulf of Mexico during the first quarter of 2003 which was more than offset by operating overhead costs and insurance premiums. During the first half of 2002, an operating loss of $1.3 million resulted from two turnkey projects in the Gulf of Mexico.

      Reimbursable expenses, net.

      Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.2 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively.

      Depreciation.

      Depreciation expense increased $1.5 million to $88.8 million in the first half of 2003 compared to $87.3 million in the same period of 2002. This increase resulted, in part, from depreciation of the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively. Depreciation also rose from additional depreciation for five of the Company's recently upgraded jack-up rigs and additional depreciation for the Ocean Baroness which completed its upgrade in March 2002. These higher depreciation expenses were partially offset when the Company increased the estimated service lives and salvage values of most its drilling rigs effective April 1, 2003 to better reflect their remaining economic lives. The effect of these changes in accounting estimates was a $6.9 million reduction in depreciation expense.

      General and Administrative Expense.

      General and administrative expense of $15.4 million was $1.3 million higher in the first half of 2003 than the $14.1 million incurred during the first half of 2002. This increase was primarily due to severance pay associated with the elimination of certain positions in the Company as part of a cost reduction program and higher professional expenses for legal fees. Partially offsetting was a reduction in other personnel costs.

      Interest Income.

      Interest income of $7.5 million earned during the first half of 2003 declined $9.7 million, from $17.2 million earned during the same period in 2002. These earnings were lower primarily due to less cash investment during the first six months of 2003 in addition to lower interest rates earned on cash and marketable securities compared to the same period in 2002.

      Gain (Loss) on Sale of Marketable Securities.

      A loss on the sale of marketable securities of $1.1 million occurred in the first half of 2003 compared to a $12.2 million gain on the sale of marketable securities for the same period in 2002.

      Income Tax Benefit (Expense).

      An income tax benefit of $7.7 million was recognized on a pre-tax loss of $45.9 million in the first half of 2003 compared to tax expense of $16.6 million which was recognized on pre-tax income of $51.1 million in the first half of 2002.

      The Company's estimated aggregate annual effective income tax rate for the six months ended June 30, 2003 was 16.7%. In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary of the Company. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Island subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and to indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses in the first half of 2003.

      The Company's estimated effective income tax rate for the first half of 2002 was 32.4%. In the first quarter of 2002, a portion of the earnings from the Company's U.K. subsidiaries was considered to be indefinitely reinvested and no U.S. taxes were provided on those earnings. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for the six months ended June 30, 2003 are part of the earnings and losses of the Cayman Island subsidiary on which no U.S. taxes are provided.

INDUSTRY CONDITIONS

      Demand for offshore contract drilling services continues to be soft. In the U.S. Gulf of Mexico, deepwater semisubmersibles are rolling off of long-term contracts and are exerting downward pressure on dayrates as these rigs compete for short term jobs. Utilization for the Company's deepwater semisubmersible fleet is steady but average dayrates have declined recently. Well-to-well contracts persist for the Company's deepwater semisubmersible, mid-water semisubmersible and jack-up fleets in the U.S. Gulf of Mexico with a limited backlog of work. The Company believes that this well-to-well environment will persist at least for the short-term. However, rates have recently increased for heavy duty 350 ft. jack-up rigs, as higher natural gas prices have encouraged an increasing number of operators to begin exploring for deep shelf natural gas reserves. The Company believes that, over time, this improved activity combined with lower specification jack-up rigs moving to work offshore Mexico may support better utilization and firming day rates across the entire jack-up market in the Gulf of Mexico, though there is no assurance that this will occur.

      Increased activity offshore Mexico is attracting rigs from U.S. waters and abroad as Pemex-Exploracion Y Produccion ("Pemex"), Mexico's state-owned oil company works to increase its natural gas production. The Company has participated in this growing market by securing long-term contracts for three of its semisubmersible rigs, the Ocean Ambassador, the Ocean Whittington and the Ocean Worker. Additional tenders have been announced for both semisubmersible and jack-up rigs for work beginning in late 2003, and more tenders are anticipated in 2004, though there is no assurance that the Company will elect to bid on these jobs or that it will be successful in the bidding process. The Company is hopeful that the repositioning of rigs from the U.S. Gulf of Mexico and other markets will improve demand for its services worldwide as the supply of rigs tightens up though it makes no assurances that this will occur.

      Other International markets are expected to remain relatively unchanged with little improvement in utilization or dayrates expected in the near term. However, the Company believes there is potential for increased activity offshore West Africa and India, though there is no assurance that the Company would elect to participate in future contract tenders or that it would be successful in the bidding process. The recently upgraded semisubmersible rig, Ocean Rover, has begun a three well program offshore Malaysia. However, the Ocean Yorktown, a semisubmersible rig that has worked offshore Brazil for many years, is mobilizing back to the U.S. Gulf of Mexico without a current contract.

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

      During the quarter ended June 30, 2003, the Company entered into contracts to operate three of its semisubmersible rigs offshore Mexico for the national oil company of Mexico. The terms of these contracts expose the Company to greater risks than it normally assumes such as exposure to greater environmental liability. While the Company believes that the financial terms of the contracts and the Company's operating safeguards in place mitigate these risks, there can be no assurance that the increased risk exposure will not have a negative impact on future operations or financial results.

LIQUIDITY

      At June 30, 2003, the Company's cash and marketable securities totaled $614.9 million, down from $812.5 million at December 31, 2002. A discussion of the sources and uses of cash for the six months ended June 30, 2003 compared to the same period in 2002 follows.

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                      --------
                                                                 2003            2002          CHANGE
                                                                 ----            ----          ------
                                                                           (IN THOUSANDS)
       NET CASH PROVIDED BY OPERATING ACTIVITIES
         Net income (loss) .............................      $ (38,253)      $  34,520       $ (72,773)
         Depreciation ..................................         88,830          87,282           1,548
         Deferred tax provision ........................         (9,666)         10,414         (20,080)
         Other non-cash items, net .....................          7,985          (6,169)         14,154
         Net changes in operating assets and liabilities        (12,488)         39,544         (52,032)
                                                              ---------       ---------       ---------
                                                              $  36,408       $ 165,591       $(129,183)
                                                              =========       =========       =========

      Cash generated by a net loss adjusted for non-cash items, including depreciation, for the six months ended June 30, 2003 decreased $129.2 million compared to the same period in 2002 primarily due to a decline in the results of operations in 2003.

                                                                SIX MONTHS ENDED
                                                                   JUNE 30,
                                                                   --------
                                                             2003              2002            CHANGE
                                                             ----              ----            ------
                                                                         (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures (excluding rig acquisition)       $  (134,114)      $  (117,823)      $   (16,291)
  Rig acquisition .................................          (63,500)               --           (63,500)
  Proceeds from sale of assets ....................              388             1,348              (960)
  Proceeds from sale of marketable securities .....        1,603,006         2,218,678          (615,672)
  Purchase of marketable securities ...............       (1,374,768)       (2,217,939)          843,171
  Securities sold under repurchase agreements, net                --            53,126           (53,126)
  Proceeds from settlement of forward contracts ...            2,015               912             1,103
                                                         -----------       -----------       -----------
                                                         $    33,027       $   (61,698)      $    94,725
                                                         ===========       ===========       ===========

      Net cash provided by investing activities increased $94.7 million in the first half of 2003 compared to the first half of 2002. During the six months ended June 30, 2003 cash was provided by the net sale of certain of the Company's investments in marketable securities, the settlement of forward contracts at favorable exchange rates and the sale of miscellaneous equipment. Cash used during the first half of 2003 was for the purchase of the semisubmersible rig, Omega, renamed the Ocean Patriot, and higher capital expenditures primarily for the upgrade of the Ocean Rover and the upgrades of three of the Company's jack-up rigs compared to similar purchases in the same period of 2002. During the six months ended June 30, 2002, $53.1 million was provided by the return of loaned debt securities that were outstanding at December 31, 2001. There were no outstanding loaned debt securities at June 30, 2003.

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                   2003           2002          CHANGE
                                                   ----           ----          ------
                                                             (IN THOUSANDS)
      NET CASH USED IN FINANCING ACTIVITIES
        Payment of dividends ..............      $(32,584)      $(32,951)      $    367
        Acquisition of treasury stock .....            --        (20,000)        20,000
        Settlement of put options .........            --         (1,193)         1,193
                                                 --------       --------       --------
                                                 $(32,584)      $(54,144)      $ 21,560
                                                 ========       ========       ========

      The Company paid cash dividends of $32.6 million to stockholders in the first half of 2003 compared to $33.0 million in the same period of 2002. The lower dividends for the six months ended June 30, 2003 reflect the Company's purchase of shares of its common stock during 2002.

      During the six months ended June 30, 2002, the Company purchased 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See " -- Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise.

      Cash was also used during the first half of 2002 for payments totaling $1.2 million for the settlement of put options which covered 1,000,000 shares of the Company's common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of its common stock. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

      Contractual Cash Obligations.

      The Company's long-term debt and operating leases have not changed materially from those discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The Company is contingently liable as of June 30, 2003 in the amount of $69.2 million under certain performance, bid, customs and export bonds. Banks have issued letters of credit securing certain of these bonds. All of these obligations expire in less than one year.

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

      At June 30, 2003 and December 31, 2002, the Company had no off-balance sheet debt.

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

      During the first half of 2003, the Company spent $81.4 million, including capitalized interest expense, for rig upgrades, of which $56.1 million was for the deepwater upgrade of the Ocean Rover and $25.2 million was for the upgrade of six of the Company's jack-up rigs. The Company expects to spend a total of approximately $115 million for rig upgrade capital expenditures during 2003 ($70 million to complete the Ocean Rover upgrade and $45 million to complete the upgrades to three of the Company's jack-up rigs).

      The upgrade of the Ocean Rover, which began in January 2002, was completed early in July 2003 on time and under budget. The project was completed for approximately $189 million, below management's original estimated cost of $200 million. The rig commenced its contract with Murphy Sabah Oil Company, Ltd. on July 10, 2003 for a minimum three well drilling program offshore Malaysia.

      The Company's two year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs is now more than 80% complete. Three of these upgrades were completed in 2002 and two have been completed in 2003. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig prior to the upgrade, completed leg extension installations in May 2003 allowing the rig to work in water depths up to 300 feet. The cost of this upgrade was approximately $11 million. The Ocean Tower, a 350-foot water depth capability independent-leg slot rig prior to its upgrade, completed its cantilever upgrade in March 2003 for approximately $27 million. The installation of a cantilever package on the Ocean Titan began in May 2003 and is scheduled for completion in the fourth quarter of 2003.

      During the six months ended June 30, 2003, the Company spent $52.7 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements. In addition, the Company spent $65.0 million ($63.5 million capitalized to rig equipment) for the purchase of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot. The Company expects to spend a total of approximately $100 to $110 million in 2003 for capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements.

      The Company expects to finance these capital expenditures through the use of existing cash balances or internally generated funds.

INTEGRATED SERVICES

      The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. During the six months ended June 30, 2003 integrated services had project income of $0.4 million from the completion of one turnkey plug and abandonment project in the Gulf of Mexico during the first quarter of 2003 which was more than offset by operating overhead costs and insurance premiums. During the six months ended June 30, 2002 an operating loss of $1.3 million resulted primarily from two turnkey projects, also in the Gulf of Mexico. It is the Company's intent not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company's adoption of SFAS No. 150 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

      In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is to be applied prospectively for contracts entered into or modified after June 30, 2003. For contracts involving hedging relationships, SFAS No. 149 should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the provisions of SFAS No. 148 which require prominent disclosure regarding the method of accounting for stock-based employee compensation in its annual and interim financial statements. See "-Stock-Based Compensation" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part 1 of this report.

      In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

      - future uses of and requirements for financial resources, including, but not limited to, expenditures related to the upgrade of the Ocean Titan, one of the Company's jack-up rigs (see " - Liquidity" and " - Capital Resources");

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

      - delivery dates and drilling contracts related to rig conversion and upgrade projects (see " -- Industry Conditions" and "--Capital Resources");

      -     plans and objectives of management;

      -     performance of contracts (see " -- Operations Outside the United
            States);

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

      The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2003 and December 31, 2002 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

      The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2003 and December 31, 2002 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

      The Company's long-term debt, as of June 30, 2003 and December 31, 2002 is denominated in U.S. dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $154.3 million and $153.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $192.4 million and $192.7 million, respectively.

Foreign Exchange Risk

      Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. In mid-2002, the Company had contracted to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates. An asset of $0.5 million and $0.2 million reflecting the fair value of the forward contracts was included with "Prepaid expenses and other" in the Consolidated Balance Sheet at June 30, 2003 and December 31, 2002, respectively. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2003 and December 31, 2002, with all other variables held constant.

      The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):


                                        FAIR VALUE ASSET (LIABILITY)                              MARKET RISK
                                    ----------------------------------                -----------------------------------
                                     JUNE 30,                DECEMBER 31,              JUNE 30,              DECEMBER 31,
CATEGORY OF RISK EXPOSURE:             2003                     2002                     2003                   2002
                                    ---------                ---------                ---------               ---------
                                                                         (IN THOUSANDS)
Interest rate:

   Marketable securities ....       $ 393,124 (a)            $ 627,614 (a)            $   4,500 (c)           $  21,500 (c)

    Long-term debt ..........        (922,800)(b)             (901,800)(b)

Foreign Exchange ............             474                      151                       -- (d)               2,300 (d)

      (a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on June 30, 2003 and December 31, 2002.

      (b) The fair values of the Company's 1.5% convertible senior debentures due 2031 and zero coupon convertible debentures due 2020 are based on the quoted closing market prices on June 30, 2003 and December 31, 2002. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 4.91% for June 30, 2003 and 6.62% for December 31, 2002.

      (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2003 and December 31, 2002.

      (d) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of a decrease in foreign exchange rates of 20% at June 30, 2003 and December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

      The Company's management formed a disclosure controls and procedures committee (the "Disclosure Committee") in 2002. The purpose and responsibility of the Disclosure Committee is to coordinate and review the process by which information is recorded, processed, summarized and reported on a timely basis as required to be disclosed by the Company in its reports filed, furnished or submitted under the Exchange Act. In addition, the Disclosure Committee is responsible for ensuring that this information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

      Based upon their evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are adequate to ensure that information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

      In connection with such evaluation, no change was identified in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Stockholders (the "Annual Meeting") of Diamond Offshore Drilling, Inc. was held on May 20, 2003 in New York, New York. At the Annual Meeting, the holders of 128,041,203 shares of common stock out of 130,336,455 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

      a. To elect seven directors, each to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.

                                                                   NUMBER OF SHARES
                                                   ----------------------------------------------
                                                                                          BROKER
                                                       FOR             WITHHELD          NON-VOTE
                                                   -----------       -----------         --------
            James S. Tisch                         100,438,844        27,602,359               0
            Lawrence R. Dickerson                  100,438,959        27,602,244               0
            Alan R. Batkin                         127,201,915           839,288               0
            Herbert C. Hofmann                     101,133,011        26,908,192               0
            Arthur L. Rebell                       108,009,168        20,032,035               0
            Michael H. Steinhardt                  127,195,795           845,408               0
            Raymond S. Troubh                      127,185,690           855,513               0

      b. To ratify the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company and its subsidiaries for fiscal year 2003.

                   For                 127,558,205
                   Against                 441,050
                   Abstain                  41,948
                   Broker Non-Vote               0

ITEM 5.  OTHER INFORMATION.

      Effective July 10, 2003, Michael H. Steinhardt resigned his position as a member of the Company's Board of Directors and the Company's audit committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company made the following reports on Form 8-K during the second quarter of 2003:

      Date of Report                      Description of Report
      --------------                      ---------------------
      April 7, 2003           Disclosure of filing of definitive additional proxy materials to supplement & correct definitive proxy statement on Schedule 14A

      April 16, 2003          Item 9 Regulation FD disclosure (informational only)

      April 17, 2003          Item 9 Regulation FD disclosure (informational only)

      April 30, 2003          Item 9 Regulation FD disclosure (informational only)

      May 13, 2003            Item 9 Regulation FD disclosure (informational only)

      May 28, 2003            Item 9 Regulation FD disclosure (informational only)

      June 2, 2003            Disclosure of the Pemex contracts

      June 11, 2003           Item 9 Regulation FD disclosure (informational only)

      June 24, 2003           Item 9 Regulation FD disclosure (informational only)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIAMOND OFFSHORE DRILLING, INC.
                                          (Registrant)




Date  04-Aug-2003                   By:  /s/ Gary T. Krenek
                                         -------------------------------------
                                         Gary T. Krenek
                                         Vice President and Chief
                                         Financial Officer

Date  04-Aug-2003                        /s/ Beth G. Gordon
                                         -------------------------------------
                                         Beth G. Gordon
                                         Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                            Description
-----------                            -----------
    3.1*          Amended and Restated Certificate of Incorporation of the
                  Company.

    3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

    31.1*         Rule 13a-14(a) Certification of the Chief Executive Officer.

    31.2*         Rule 13a-14(a) Certification of the Chief Financial Officer.

    32.1*         Section 1350 Certification of the Chief Executive Officer.

    32.2*         Section 1350 Certification of the Chief Financial Officer.


* Filed or furnished herewith.