Form 10-Q
period 2003-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2003-11-04
CIK 949039

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from .............. to ................

                         Commission file number 1-13926

                         DIAMOND OFFSHORE DRILLING, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               76-0321760
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

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

         As of October 29, 2003    Common stock, $0.01 par    130,336,455 shares
                                   value per share

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003


                                                                                               PAGE NO.
COVER PAGE..................................................................................     1

TABLE OF CONTENTS...........................................................................     2

PART I.  FINANCIAL INFORMATION..............................................................     3

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets...............................................     3
                  Consolidated Statements of Operations.....................................     4
                  Consolidated Statements of Cash Flows.....................................     5
                  Notes to Unaudited Consolidated Financial Statements......................     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................................     18

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............     36

         ITEM 4.  CONTROLS AND PROCEDURES ..................................................     38

PART II.  OTHER INFORMATION.................................................................     39

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................     39

SIGNATURES..................................................................................     40

EXHIBIT INDEX...............................................................................     41

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                           -------------------------------
                                                                               2003              2002
                                                                           -------------------------------
                                                                            (UNAUDITED)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................................     $     175,674     $     184,910
   Marketable securities .............................................           405,447           627,614
   Accounts receivable ...............................................           168,499           146,957
   Rig inventory and supplies ........................................            48,295            45,405
   Prepaid expenses and other ........................................            22,304            28,870
                                                                           -------------     -------------
         Total current assets ........................................           820,219         1,033,756

DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
     ACCUMULATED DEPRECIATION ........................................         2,270,377         2,164,627
GOODWILL .............................................................            14,503            24,714
OTHER ASSETS .........................................................            32,194            35,668
                                                                           -------------     -------------
         Total assets ................................................     $   3,137,293     $   3,258,765
                                                                           =============     =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .................................     $      11,155     $      11,155
   Accounts payable ..................................................            20,868            39,721
   Accrued liabilities ...............................................            68,850            63,113
   Taxes payable .....................................................             2,265             4,413
                                                                           -------------     -------------
         Total current liabilities ...................................           103,138           118,402

LONG-TERM DEBT .......................................................           936,075           924,475
DEFERRED TAX LIABILITY ...............................................           351,501           375,309
OTHER LIABILITIES ....................................................            41,024            33,065
                                                                           -------------     -------------
         Total liabilities ...........................................         1,431,738         1,451,251
                                                                           -------------     -------------
COMMITMENTS AND CONTINGENCIES (NOTE 9) ...............................                 -                 -
STOCKHOLDERS' EQUITY:
   Preferred stock (par value $0.01, 25,000,000 shares
      authorized, none issued or outstanding) ........................                 -                 -
   Common stock (par value $0.01, 500,000,000 shares
      authorized, 133,457,055 issued, 130,336,455 outstanding at
      September 30, 2003 and December 31, 2002) ......................             1,335             1,335
   Additional paid-in capital ........................................         1,263,692         1,263,692
   Retained earnings .................................................           522,750           621,342
   Accumulated other comprehensive loss ..............................            (4,097)             (730)
   Treasury stock, at net cost (3,120,600 shares at
       September 30, 2003 and December 31, 2002) .....................           (78,125)          (78,125)
                                                                           -------------     -------------
         Total stockholders' equity ..................................         1,705,555         1,807,514
                                                                           -------------     -------------
         Total liabilities and stockholders' equity ..................     $   3,137,293     $   3,258,765
                                                                           =============     =============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                                2003             2002             2003             2002
                                                            ------------     ------------     ------------     ------------
REVENUES:
     Contract drilling ................................     $    174,923     $    174,146     $    471,820     $    547,488
     Revenues related to reimbursable expenses ........            8,984            6,037           21,436           22,032
                                                            ------------     ------------     ------------     ------------
        Total revenues ................................          183,907          180,183          493,256          569,520
                                                            ------------     ------------     ------------     ------------

OPERATING EXPENSES:
     Contract drilling ................................          126,934          112,963          365,210          354,163
     Reimbursable expenses ............................            8,208            5,457           19,471           20,012
     Depreciation .....................................           43,256           45,187          132,086          132,469
     General and administrative .......................            7,181            7,026           22,595           21,114
     Loss (gain) on sale and disposition of assets ....            1,509               23            1,451              (42)
                                                            ------------     ------------     ------------     ------------
        Total operating expenses ......................          187,088          170,656          540,813          527,716
                                                            ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS) ...............................           (3,181)           9,527          (47,557)          41,804

OTHER INCOME (EXPENSE):
     Interest income ..................................            2,742            6,660           10,235           23,892
     Interest expense .................................           (6,432)          (5,998)         (17,385)         (17,758)
     Gain (loss) on sale of marketable securities .....           (6,179)          21,858           (7,310)          34,021
     Other, net .......................................             (140)            (534)           2,891              627
                                                            ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE ...............          (13,190)          31,513          (59,126)          82,586

INCOME TAX BENEFIT (EXPENSE) ..........................            1,727           (9,809)           9,410          (26,362)
                                                            ------------     ------------     ------------     ------------

NET INCOME (LOSS) .....................................     $    (11,463)    $     21,704     $    (49,716)    $     56,224
                                                            ============     ============     ============     ============

EARNINGS (LOSS)  PER SHARE:
        BASIC .........................................     $      (0.09)    $       0.17     $      (0.38)    $       0.43
                                                            ============     ============     ============     ============
        DILUTED .......................................     $      (0.09)    $       0.16     $      (0.38)    $       0.42
                                                            ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK:
     Shares of common stock ...........................          130,336          131,450          130,336          131,595
     Dilutive potential shares of common stock ........                -            9,383                -            9,425
                                                            ------------     ------------     ------------     ------------
        Total weighted average shares outstanding
             assuming dilution ........................          130,336          140,833          130,336          141,020
                                                            ============     ============     ============     ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -------------------------------
                                                                               2003              2002
                                                                           -------------------------------
OPERATING ACTIVITIES:
        Net income (loss) ............................................     $     (49,716)    $      56,224
        Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation ...............................................           132,086           132,469
          (Gain) loss on sale and disposition of assets ..............             1,451               (42)
          (Gain) loss on sale of marketable securities ...............             7,310           (34,021)
          Deferred tax provision (benefit) ...........................           (11,785)           16,450
          Accretion of discounts on marketable securities ............            (2,000)           (3,602)
          Amortization of debt issuance costs ........................               891               981
          Accretion of discount on zero coupon convertible debentures             11,600            11,204
        Changes in operating assets and liabilities:
          Accounts receivable ........................................           (21,542)           57,036
          Rig inventory and supplies and other current assets ........             4,426            15,041
          Other assets, non-current ..................................             2,583               438
          Accounts payable and accrued liabilities ...................           (13,116)              873
          Taxes payable ..............................................            (2,148)             (429)
          Other liabilities, non-current .............................             7,959            (3,873)
          Other items, net ...........................................            (2,972)           (1,893)
                                                                           -------------     -------------
                      Net cash provided by operating activities ......            65,027           246,856
                                                                           -------------     -------------

INVESTING ACTIVITIES:
        Capital expenditures (excluding rig acquisitions) ............          (177,416)         (206,055)
        Rig acquisitions .............................................           (63,500)                -
        Proceeds from sale of assets .................................               879             1,483
        Proceeds from sale and maturities of marketable securities ...         2,571,618         3,396,577
        Purchase of marketable securities ............................        (2,359,460)       (3,289,671)
        Securities repurchased under repurchase agreements, net ......                 -          (199,062)
        Proceeds from settlement of forward contracts ................             2,492               986
                                                                           -------------     -------------
                      Net cash used in investing activities ..........           (25,387)         (295,742)
                                                                           -------------     -------------

FINANCING ACTIVITIES:
        Payment of dividends .........................................           (48,876)          (49,395)
        Acquisition of treasury stock ................................                 -           (30,567)
        Settlement of put options ....................................                 -            (1,193)
                                                                           -------------     -------------
                      Net cash used in financing activities ..........           (48,876)          (81,155)
                                                                           -------------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................            (9,236)         (130,041)
        Cash and cash equivalents, beginning of period ...............           184,910           398,990
                                                                           -------------     -------------
        Cash and cash equivalents, end of period .....................     $     175,674     $     268,949
                                                                           =============     =============

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

         As of October 29, 2003, Loews Corporation ("Loews") owned 53.8% of the outstanding shares of common stock of Diamond Offshore Drilling, Inc., which was a wholly owned subsidiary of Loews prior to its initial public offering in October 1995.

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

Securities Sold Under Agreements to Repurchase

         From time to time the Company may lend securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must transfer to the Company cash collateral equal to the securities transferred. Cash deposits from these transactions are invested in short-term investments and are included in the Consolidated Balance Sheets in "Cash and cash equivalents." A liability is recognized for the obligation to return the cash collateral. The Company continues to receive interest income on the loaned debt securities, as beneficial owner, and accordingly, the loaned debt securities are included in the Consolidated Balance Sheets in "Marketable securities." Interest expense associated with the related liability is recorded as an offset to "Interest income" in the Consolidated Statements of Operations. During the nine months ended September 30, 2002, loaned debt securities that were outstanding at December 31, 2001, were returned to the Company. The Company did not have any loaned debt securities outstanding at September 30, 2003 or December 31, 2002.

Derivative Financial Instruments

         Derivative financial instruments of the Company include forward exchange contracts and a contingent interest provision that is embedded in the 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

         Cash payments made for interest on long-term debt totaled $3.4 million for each of the nine-month periods ended September 30, 2003 and 2002.

         Cash payments made for foreign income taxes, net of foreign tax refunds, were $7.1 million and $10.1 million during the nine months ended September 30, 2003 and 2002, respectively. There were no payments of U.S. income taxes during the nine months ended September 30, 2003. A $14.5 million net cash refund of U.S. income tax was received during the nine months ended September 30, 2002.

Capitalized Interest

         Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Operations is as follows:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                            2003           2002           2003           2002
                                                         -------------------------------------------------------
                                                                             (IN THOUSANDS)
Total interest cost including amortization of
   debt issuance costs .............................     $    6,567     $    6,650     $   19,584     $   19,836
Capitalized interest ...............................           (135)          (652)        (2,199)        (2,078)
                                                         -------------------------------------------------------
    Total interest expense as reported .............     $    6,432     $    5,998     $   17,385     $   17,758
                                                         =======================================================

         Interest on the Ocean Rover was capitalized through July 10, 2003 when its upgrade was complete. Currently, there are no capital projects for which interest is being capitalized.

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

         The Company did not purchase any of its common stock during the nine months ended September 30, 2003. During the nine months ended September 30, 2002 the Company purchased 1,035,800 shares of its common stock at an aggregate cost of $30.6 million, or at an average cost of $29.51 per share. This includes the Company's purchase of 500,000 shares of its common stock at an aggregate cost of $20.0 million, or at an average cost of $40.00 per share, upon the exercise of put options sold in February 2001. The Company reduced "Additional paid-in capital" in the Consolidated Balance Sheet by $3.1 million, the amount of the premium received for the sale of these put options, and reported the net cost of the shares, $16.9 million, in "Treasury stock."

         The Company settled put options which covered 1,000,000 shares of its common stock during the nine months ended September 30, 2002 with cash payments totaling $1.2 million. The Company reduced "Additional paid-in capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. The Company's remaining put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during the nine months ended September 30, 2002.

         There were no common equity put options issued or outstanding at December 31, 2002, September 30, 2003 or during the nine months ended September 30, 2003.

Comprehensive Income (Loss)

         A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                            2003           2002           2003           2002
                                                         -------------------------------------------------------
                                                                             (IN THOUSANDS)
Net income (loss) ..................................     $  (11,463)    $   21,704     $  (49,716)    $   56,224
Other comprehensive gains (losses), net of tax:
   Foreign currency translation loss ...............           (164)           (35)          (313)          (559)
   Unrealized holding gain (loss) on investments ...            (49)         1,633         (4,263)         1,008

   Reclassification adjustment for realized
     gain (loss) on sale of available-for-sale
     securities included in net income (loss) ......          1,218         (3,120)         1,209         (1,775)
                                                         -------------------------------------------------------
Comprehensive income (loss) ........................     $  (10,458)    $   20,182     $  (53,083)    $   54,898
                                                         =======================================================

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

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                            2003           2002           2003           2002
                                                         -------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported ........................   $  (11,463)    $   21,704     $  (49,716)    $   56,224
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effects ........................         (288)          (243)          (825)          (675)
                                                         -------------------------------------------------------
Pro forma net income (loss) ..........................   $  (11,751)    $   21,461     $  (50,541)    $   55,549
                                                         =======================================================
Earnings (loss) per share of common stock:
   As reported .......................................   $    (0.09)    $     0.17     $    (0.38)    $     0.43
                                                         =======================================================
   Pro forma .........................................   $    (0.09)    $     0.16     $    (0.39)    $     0.42
                                                         =======================================================
Earnings (loss) per share of common stock - assuming
dilution:
   As reported .......................................   $    (0.09)    $     0.16     $    (0.38)    $     0.42
                                                         =======================================================
   Pro forma .........................................   $    (0.09)    $     0.16     $    (0.39)    $     0.42
                                                         =======================================================

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

Changes in Accounting Estimates

         In April 2003 the Company commissioned a study from an independent appraiser to evaluate the economic lives of its drilling rigs. As a result of this independent study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives and salvage values of most of the Company's drilling rigs to better reflect their remaining economic lives and salvage values. The effect of this change in accounting estimates resulted in an increase to net income (after-tax) for the quarter and nine months ended September 30, 2003 of $6.9 million, or $0.05 per share and $12.7 million, or $0.10 per share, respectively.

Reclassifications

         Certain amounts applicable to prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

Recent Accounting Pronouncements

         In May 2003 the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company's adoption of SFAS No. 150 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is to be applied prospectively for contracts entered into or modified after June 30,

2003. For contracts involving hedging relationships, SFAS No. 149 should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's adoption of SFAS No. 149 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 is effective as of the beginning of the first interim or annual period ending after December 15, 2003 for existing interests and effective immediately for new interests. The Company believes that, currently, it does not have any VIEs within the scope of FIN 46.

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

2. EARNINGS (LOSS) PER SHARE

         A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                            2003           2002           2003           2002
                                                         -------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) - basic (numerator): .............     $  (11,463)    $   21,704     $  (49,716)    $   56,224
    Effect of dilutive potential shares
         1.5% Debentures ...........................             --          1,053             --          3,137
                                                         -------------------------------------------------------
Net income (loss) including conversions -
diluted (numerator) ................................     $  (11,463)    $   22,757     $  (49,716)    $   59,361
                                                         =======================================================

Weighted average shares - basic (denominator): .....        130,336        131,450        130,336        131,595
    Effect of dilutive potential shares
         1.5% Debentures ...........................             --          9,383             --          9,383
         Stock options .............................             --             --             --              4
         Put options ...............................             --             --             --             38
                                                         -------------------------------------------------------
Weighted average shares including conversions -
 diluted (denominator)                                      130,336        140,833        130,336        141,020
                                                         =======================================================
Earnings (loss) per share:
       Basic .......................................     $    (0.09)    $     0.17     $    (0.38)    $     0.43
                                                         =======================================================
       Diluted .....................................     $    (0.09)    $     0.16     $    (0.38)    $     0.42
                                                         =======================================================

         The computation of diluted earnings per share ("EPS") for both the quarter and nine-month periods ended September 30, 2003 and 2002 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures") because the inclusion of such shares would be antidilutive. The computation of diluted EPS for the quarter and nine months ended September 30, 2003 excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures because the inclusion of such shares would be antidilutive.

         Put options covering 1,687,321 shares of common stock at various stated exercise prices per share were outstanding during part of the nine months ended September 30, 2002 prior to their expiration or settlement. The computation of diluted EPS for the quarter and nine months ended September 30, 2002 excluded put options covering 1,687,321 shares and 187,321 shares of common stock, respectively, because the options' exercise prices were less than the average market price per share of the common stock. There were no put options outstanding during the quarter or nine months ended September 30, 2003.

         Certain stock options were excluded from the computation of diluted EPS because the options' exercise prices were more than the average market price per share of the common stock. Stock options representing 506,150 shares and 423,400 shares of common stock were excluded from the computation of diluted EPS for the quarter and nine months ended September 30, 2003, respectively. Stock options representing 338,150 shares and 224,575 shares of common stock were excluded from the computation of diluted EPS for the quarter and nine months ended September 30, 2002, respectively.

         Other stock options with average market prices that exceeded their exercise prices during the period (in-the-money options) were excluded from the computation of diluted EPS because potential shares of common stock are not included when a loss from continuing operations exists. Stock options representing 2,500 shares and 85,250 shares of common stock were excluded from the computation of diluted EPS for the quarter and nine months ended September 30, 2003, respectively.

         3. MARKETABLE SECURITIES

         Investments classified as available for sale are summarized as follows:

                                                                  SEPTEMBER 30, 2003
                                                       ----------------------------------------
                                                                      UNREALIZED       MARKET
                                                          COST        GAIN (LOSS)      VALUE
                                                       ----------------------------------------
                                                                    (IN THOUSANDS)
Debt securities  issued by the U.S. Treasury
and other U.S. government agencies:
     Due within one year .........................     $  399,708     $       21     $  399,729
Collateralized mortgage obligations ..............          6,272           (554)         5,718
                                                       ----------------------------------------
     Total .......................................     $  405,980     $     (533)    $  405,447
                                                       ========================================

                                                                  DECEMBER 31, 2002
                                                       ----------------------------------------
                                                                      UNREALIZED       MARKET
                                                          COST           GAIN          VALUE
                                                       ----------------------------------------
                                                                    (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
     Due within one year .........................     $  449,445     $       20     $  449,465
Collateralized mortgage obligations ..............        174,003          4,146        178,149
                                                       ----------------------------------------
     Total .......................................     $  623,448     $    4,166     $  627,614
                                                       ========================================

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

      Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                            2003           2002           2003           2002
                                                         -------------------------------------------------------
                                                                             (IN THOUSANDS)
Proceeds from sales ................................     $  518,612     $  927,899     $  746,618     $2,896,577
Proceeds from maturities ...........................        450,000        250,000      1,825,000        500,000
Gross realized gains ...............................          2,259         21,953          2,367         36,888
Gross realized losses ..............................         (8,438)           (95)        (9,677)        (2,867)

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

         In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. In July 2001 the Company entered into twelve forward contracts to purchase 3.5 million Australian dollars each month through July 31, 2002. These forward contracts were derivatives as defined by SFAS No.
133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 and 2001 did not qualify for hedge accounting. A pre-tax gain of $0.5 million and $2.5 million was recorded in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2003, respectively, in "Other income (expense)." For the quarter and nine months ended September 30, 2002 a pre-tax loss of $0.8 million and a pre-tax gain of $0.2 million, respectively, was recorded in the Consolidated Statements of Operations in "Other income (expense)." As of September 30, 2003 the Company had satisfied all obligations under these contracts and no new forward exchange contracts had been entered into at that time.

Contingent Interest

         The Company's $460.0 million principal amount of 1.5% Debentures, which were issued on April 11, 2001 and are due on April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2002 or at September 30, 2003.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

         Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                           -------------------------------
                                                                               2003              2002
                                                                           -------------------------------
                                                                                   (IN THOUSANDS)
Drilling rigs and equipment ..........................................     $   3,429,858     $   3,091,892
Construction work-in-progress ........................................            14,008           141,247
Land and buildings ...................................................            15,036            15,035
Office equipment and other ...........................................            21,901            21,076
                                                                           -------------------------------
      Cost ...........................................................         3,480,803         3,269,250
Less: accumulated depreciation .......................................        (1,210,426)       (1,104,623)
                                                                           -------------------------------
      Drilling and other  property and equipment, net ................     $   2,270,377     $   2,164,627
                                                                           ===============================

         Effective September 30, 2003 the Company retired two of its second generation semisubmersible drilling rigs, the Ocean Century and Ocean Prospector. These rigs, which have been cold stacked in the Gulf of Mexico since July 1998 and October 1998, respectively, are being offered for sale and as a result of this decision, were written-down $1.6 million to their fair market values of $375,000 each. These rigs have been reclassified from "Drilling and other property and equipment" to current assets held-for-sale in "Prepaid expenses and other" on the Consolidated Balance Sheet as of September 30, 2003.

         In April 2003 the Company commissioned a study from an independent appraiser to evaluate the economic lives of its drilling rigs. As a result of this independent study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives and salvage values of most of the Company's drilling rigs to better reflect their remaining economic lives and salvage values. The effect of this change in accounting estimates resulted in an increase to net income (after-tax) for the third quarter and nine months ended September 30, 2003 of $6.9 million, or $0.05 per share, and $12.7 million, or $0.10 per share, respectively.

         Construction work-in-progress at September 30, 2003 consisted of $14.0 million for the cantilever conversion of the Ocean Titan. During the third quarter of 2003, approximately $175.7 million was reclassified from construction work-in-progress to drilling rigs and equipment for the upgrade of the Ocean Rover to high specification capabilities. The upgrade was completed on time and under budget in July 2003 for an estimated total cost of $189 million. The rig is currently operating under a three well drilling program for Murphy Sabah Oil Co., Ltd. offshore Malaysia.

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

         During each of the nine-month periods ended September 30, 2003 and 2002, an adjustment of $10.2 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero during the year 2004.

7. ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                 -------------------------------
                                                                     2003              2002
                                                                 -------------------------------
                                                                         (IN THOUSANDS)
Payroll and benefits .......................................     $      32,440     $      29,337
Personal injury and other claims ...........................             6,815             6,815
Interest payable ...........................................             5,235             1,588
Deferred revenue ...........................................             3,405             3,539
Other ......................................................            20,955            21,834
                                                                 -------------------------------
          Total ............................................     $      68,850     $      63,113
                                                                 ===============================

8. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                 -------------------------------
                                                                     2003              2002
                                                                 -------------------------------
                                                                         (IN THOUSANDS)
Zero Coupon Debentures .....................................     $     451,288     $     439,688
1.5% Debentures ............................................           460,000           460,000
Ocean Alliance Lease-leaseback Agreement ...................            35,942            35,942
                                                                 -------------------------------
                                                                       947,230           935,630
Less: Current maturities                                               (11,155)          (11,155)
                                                                 -------------------------------
          Total ............................................     $     936,075     $     924,475
                                                                 ===============================

         The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002, are as follows (see discussions following table for description of the rights that holders of the debentures have to put the securities to the Company):

                             (IN THOUSANDS)
-------------------------------------------------------------------------------
2003 ............................................................    $   11,155
2004 ............................................................        11,969
2005 ............................................................        12,818
2006.............................................................            --
2007.............................................................            --
Thereafter ......................................................       911,288
-------------------------------------------------------------------------------
                                                                        947,230
Less: Current maturities.........................................       (11,155)
-------------------------------------------------------------------------------
   Total ........................................................    $  936,075
===============================================================================

1.5% Debentures

         The Company's $460.0 million principal amount of 1.5% Debentures that it issued on April 11, 2001 are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company's common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company's common stock.

         Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on each April 15 and October 15. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness.

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

Zero Coupon Debentures

         The Company's Zero Coupon Debentures issued on June 6, 2000 at a price of $499.60 per $1,000 debenture, which represents a yield to maturity of 3.50% per year, are due June 6, 2020. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per $1,000 principal amount of the Zero Coupon Debentures, subject to adjustment in certain circumstances. The Zero Coupon Debentures are senior unsecured obligations of the Company.

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

Ocean Alliance Lease-leaseback Agreement

         The Company entered into a lease-leaseback agreement with a European bank in December 2000. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. The Company has made two of the five annual payments as of September 30, 2003. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

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

Similar Services

         Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                            2003           2002           2003           2002
                                                         -------------------------------------------------------
                                                                             (IN THOUSANDS)
High Specification Floaters ........................     $   79,688     $   72,376     $  215,982     $  222,771
Other Semisubmersibles .............................         72,588         80,745        185,556        242,802
Jack-ups ...........................................         23,006         18,703         69,688         75,042
Integrated Services ................................             --          3,017          1,189          9,246
Other ..............................................           (359)            --           (362)          (436)
Eliminations .......................................             --           (695)          (233)        (1,937)
                                                         -------------------------------------------------------
   Total Contract Drilling Revenues ................        174,923        174,146        471,820        547,488
Revenues Related to Reimbursable
      Expenses .....................................          8,984          6,037         21,436         22,032
                                                         -------------------------------------------------------
        Total revenues .............................     $  183,907     $  180,183     $  493,256     $  569,520
                                                         =======================================================

Geographic Areas

         At September 30, 2003, the Company had drilling rigs located offshore nine countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -------------------------------------------------------
                                                            2003           2002           2003           2002
                                                         -------------------------------------------------------
                                                                             (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States ....................................     $   84,441     $   74,576     $  248,115     $  246,100

  Foreign:
     South America .................................         37,909         43,916        119,188        130,834
     Europe/Africa .................................         13,377         22,486         34,248         80,424
     Australia/Southeast Asia ......................         32,901         39,205         75,524        112,162
     Mexico ........................................         15,279             --         16,181             --
                                                         -------------------------------------------------------
          Total revenues ...........................     $  183,907     $  180,183     $  493,256     $  569,520
                                                         =======================================================

11. INCOME TAXES

         In 2002 the Company formed a Cayman Islands corporation, Diamond Offshore International Limited, which is a wholly-owned subsidiary of Diamond Offshore Drilling, Inc. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Islands subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the first nine months of 2003. The 13.1% effective tax rate for the three months ended September 30, 2003 resulted from a revision of the estimated annual effective tax rate from 16.7% in the second quarter of 2003 to 15.9% in the third quarter of 2003 .

         In 2002 a portion of the earnings from the Company's U.K. subsidiaries was considered to be indefinitely reinvested. No U.S. taxes were provided on these earnings in the three-month or nine-month periods ended September 30, 2002 and the estimated annual effective tax rate as of September 30, 2002 was 31.9%. The effective rate of 31.1% for the three months ended September 30, 2002 resulted from a revision of the estimated annual effective tax rate from 32.4% in the second quarter of 2002 to 31.9% in the third quarter of 2002. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for the quarter and nine-month period ended September 30, 2003 are part of the earnings and losses of the Cayman Islands subsidiary on which no U.S. taxes are provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein. References to the "Company" mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

         The Company is a leader in deep water drilling. Effective September 30, 2003, the Company retired two of its second generation semisubmersible drilling rigs, the Ocean Century and the Ocean Prospector. These rigs, which have been cold stacked in the Gulf of Mexico since July 1998 and October 1998, respectively, are being offered for sale, have been written down to their fair market values and will not be returned to service as offshore drilling units. As a result of the retirement of these two drilling units and the March 2003 acquisition of the third-generation semisubmersible drilling rig, Omega, renamed Ocean Patriot, the Company now has a fleet of 45 offshore drilling rigs. The fleet consists of 30 semisubmersibles, 14 jack-ups and one drillship.

GENERAL

         Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

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

         Property, Plant and Equipment. Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives.

         In April 2003 the Company commissioned a study from an independent appraiser to evaluate the economic lives of its drilling rigs. As a result of this independent study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives and salvage values for most of the Company's drilling rigs to better reflect their remaining economic lives and salvage values. The effect of this change in accounting estimate resulted in an increase to net income (after-tax) for the quarter and nine months ended September 30, 2003 of $6.9 million, or $0.05 per share, and $12.7 million, or $0.10 per share, respectively. Management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these assumptions could produce results that differ from those reported.

         The Company evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Effective September 30, 2003, the Company wrote down two of its second generation semisubmersible drilling rigs, the Ocean Century and the Ocean Prospector, by $1.6 million to their fair market values of $375,000 each, subsequent to a decision to offer the rigs for sale. Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------       FAVORABLE/
                                                          2003           2002        (UNFAVORABLE)
                                                       -------------------------------------------
                                                                     (in thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters ....................     $   79,688     $   72,376     $       7,312
  Other Semisubmersibles .........................         72,588         80,745            (8,157)
  Jack-ups .......................................         23,006         18,703             4,303
  Integrated Services ............................             --          3,017            (3,017)
  Other ..........................................           (359)            --              (359)
  Eliminations ...................................             --           (695)              695
                                                       -------------------------------------------
  TOTAL CONTRACT DRILLING REVENUE ................     $  174,923     $  174,146     $         777
                                                       ===========================================

  REVENUES RELATED TO REIMBURSABLE EXPENSES ......     $    8,984     $    6,037     $       2,947

CONTRACT DRILLING EXPENSE
  High Specification Floaters ....................     $   39,974     $   38,301     $      (1,673)
  Other Semisubmersibles .........................         62,494         51,363           (11,131)
  Jack-ups .......................................         23,677         20,714            (2,963)
  Integrated Services ............................             (6)         3,038             3,044
  Other ..........................................            795            242              (553)
  Eliminations ...................................             --           (695)             (695)
                                                       -------------------------------------------
  TOTAL CONTRACT DRILLING EXPENSE ................     $  126,934     $  112,963     $     (13,971)
                                                       ===========================================

  REIMBURSABLE EXPENSES ..........................     $    8,208     $    5,457     $      (2,751)

OPERATING INCOME (LOSS)
  High Specification Floaters ....................     $   39,714     $   34,075     $       5,639
  Other Semisubmersibles .........................         10,094         29,382           (19,288)
  Jack-ups .......................................           (671)        (2,011)            1,340
  Integrated Services ............................              6            (21)               27
  Other ..........................................         (1,154)          (242)             (912)
  Reimbursable expenses, net .....................            776            580               196
  Depreciation ...................................        (43,256)       (45,187)            1,931
  General and administrative expense .............         (7,181)        (7,026)             (155)
  Loss on sale and disposition of assets .........         (1,509)           (23)           (1,486)
                                                       -------------------------------------------
  TOTAL OPERATING INCOME (LOSS) ..................     $   (3,181)    $    9,527     $     (12,708)
                                                       ===========================================

High Specification Floaters.

         Revenues. Revenues from high specification floaters increased $7.3 million during the quarter ended September 30, 2003 compared to the same quarter in 2002.

         The Ocean Rover contributed $8.7 million to the overall increase in revenues due to the completion of its upgrade to high specification capabilities in July 2003.

         Utilization for the third quarter of 2003 (excluding the Ocean Rover) improved to 89% from 80% in the third quarter of 2002 resulting in an additional $4.9 million in revenue. Significant improvements in utilization were from:

              - the Ocean America, which worked all of the third quarter of 2003 but was stacked one-half of the third quarter of 2002; and

              - the Ocean Star, which worked all of the third quarter of 2003 but was stacked one month of the third quarter of 2002.

         The average operating dayrate for the third quarter of 2003 (excluding the Ocean Rover) decreased from $108,700 to $96,300, resulting in a $6.3 million decline which partially offset the overall revenue increase. Significant declines to average operating dayrates were:

              -    the Ocean Baroness ($144,600 to $115,300);

              -    the Ocean Valiant ($79,500 to $54,900); and

              -    the Ocean Victory ($94,900 to $66,000).

         Contract Drilling Expense. Contract drilling expense for high specification floaters was higher by $1.7 million for the quarter ended September 30, 2003 compared to the same period in 2002. Increased contract drilling expenses were primarily attributable to:

              - operating costs for the Ocean Rover, which began working upon completion of its upgrade to high specification capabilities in early July 2003 compared to the third quarter of 2002 when most of the rig's costs were capitalized in connection with its upgrade; and

              - mobilization and demobilization costs for the Ocean Victory to and from its operating location during the third quarter of 2003.

         Partially offsetting the overall higher contract drilling expenses in the third quarter of 2003 were lower expenses resulting from:

              - the Company's efforts to reduce operating costs, which resulted in lower overall contract drilling expense (with the most significant savings in labor costs); and

              - normal operating costs for the Ocean Victory and the Ocean Quest in the third quarter of 2003 compared to the third quarter of 2002, which included $1.1 million for inspection and repairs.

Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles for the quarter ended September 30, 2003 decreased $8.2 million from the same period in 2002.

         Average operating dayrates (excluding the Ocean Vanguard and the Ocean Patriot) fell to $59,200 from $69,100 in the quarter ended September 30, 2003 compared to the same quarter in 2002 and resulted in a reduction in revenue of approximately $11.4 million. Most of the rigs in this classification that operate internationally experienced lower average operating dayrates during the third quarter of 2003 while all of the domestic rigs experienced higher average operating dayrates, compared to the same period in 2002.

         Higher utilization during the third quarter of 2003 resulted in a revenue improvement of $1.6 million as utilization (excluding the Ocean Vanguard and Ocean Patriot) increased to 62% from 61% compared to the third quarter of 2002. Improvements in utilization were experienced by:

              - the Ocean Whittington, which mobilized to the Mexican sector of the Gulf of Mexico from offshore Africa and began working under a long term contract during the third quarter of 2003 but operated offshore Ghana for only part of the third quarter of 2002;

              - the Ocean Ambassador, which mobilized to the Mexican sector of the Gulf of Mexico and began operating under a long term contract in the third quarter of 2003 after being stacked in a Galveston shipyard. During the third quarter of 2002 the rig operated for approximately 43 days in the U. S. Gulf of Mexico, about 32 days less than it operated in the third quarter of 2003;

              - the Ocean Worker, which mobilized to the Mexican sector of the Gulf of Mexico and began working offshore Mexico under a long term contract in the third quarter of 2003 immediately upon completion of its contract in the U.S. Gulf of Mexico. During the third quarter of 2002 the rig operated for approximately 63 days, about 29 days less than it operated in the third quarter of 2003; and

              - the Ocean Nomad, which operated 81 days in the third quarter of 2003 compared to 42 days in the third quarter of 2002.

         Partially offsetting the increase in utilization during the third quarter of 2003 was lower utilization for:

              - the Ocean Epoch, which was stacked for approximately two months in 2003; and

              - the Ocean Yorktown, which mobilized to a Gulf of Mexico shipyard in 2003 to prepare for an upcoming contract in Mexico, but operated offshore Brazil during all of the third quarter of 2002.

         The Ocean Patriot, which the Company acquired in March 2003, contributed $1.7 million to revenues during the third quarter of 2003.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles increased $11.1 million during the third quarter of 2003 compared to the same period in 2002, primarily due to:

              - operating expenses for the Ocean Vanguard (acquired in December 2002);

              -    operating expenses for the Ocean Patriot (acquired in March
                   2003);

              - mobilization costs to relocate the Ocean Worker, Ocean Ambassador and the Ocean Whittington to Mexico during the third quarter of 2003; and

              - mobilization costs associated with the Ocean Yorktown's move to the Gulf of Mexico from Brazil during the third quarter of 2003.

         Partially offsetting the higher contract drilling expenses during the third quarter of 2003 were lower expenses from:

              - the Ocean Liberator and the Ocean New Era, which were both cold stacked the entire third quarter of 2003 but were warm stacked during the same period in 2002; and

              - the Company's efforts to reduce operating costs, which resulted in lower overall contract drilling expenses.

Jack-Ups.

         Revenues. Revenues from jack-ups increased $4.3 million during the third quarter of 2003 compared to the same quarter in 2002.

         Higher average operating dayrates for all of the rigs in this classification contributed to the higher revenue as average dayrates rose to $27,800 during the third quarter of 2003 from $22,400 during the third quarter of 2002.

         Utilization dropped to 64% during the third quarter of 2003 compared to 65% during the third quarter of 2002, primarily due to:

              - the Ocean Sovereign, which was stacked all of the third quarter of 2003 but operated throughout the same period of 2002; and

              - the Ocean Titan, which continued its upgrade to install a cantilever package for all of the third quarter of 2003 but operated during most of the third quarter of 2002.

         Partially offsetting were improvements in utilization from:

              - the Ocean Spartan and Ocean Spur, which worked most of the third quarter of 2003 compared to the same period in 2002 when these rigs were undergoing leg extension upgrades; and

              - the Ocean Heritage, which worked one month in the third quarter of 2003 but was in a shipyard for a leg extension upgrade during the same period of 2002.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the third quarter of 2003 rose $3.0 million from the same period in 2002 primarily from:

              - higher operating costs for the Ocean Spartan and Ocean Spur, as these rigs worked most of the third quarter of 2003 compared to the same period in 2002 when these rigs were undergoing leg extension upgrades; and

              - higher operating costs for the Ocean Tower, as the rig worked all of the third quarter of 2003 compared to the same period in 2002 when the rig began its cantilever upgrade in mid-August 2002.

         Partially offsetting were lower expenses during the third quarter of 2003 for the Ocean Titan due to the capitalization of most of its costs associated with its cantilever upgrade, which began in the second quarter of 2003.

Reimbursable expenses, net.

         Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $0.8 million and $0.6 million for the quarters ended September 30, 2003 and 2002, respectively.

Depreciation.

         Depreciation expense decreased $1.9 million to $43.3 million in the third quarter of 2003 compared to $45.2 million in the third quarter of 2002. An $8.2 million reduction in depreciation expense for the third quarter of 2003 resulted from increasing the estimated service lives and salvage values for most of the Company's drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values. This reduction was partially offset by depreciation of the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively, additional depreciation for five of the Company's recently upgraded jack-up rigs and additional depreciation for the Ocean Rover, which completed its upgrade in July 2003.

General and Administrative Expense.

         General and administrative expense for the quarter ended September 30, 2003 of $7.2 million increased $0.2 million over $7.0 million for the same period in 2002. This increase was primarily due to higher professional expenses for legal fees, tax planning for foreign operations and higher net operating costs from the corporate office building due to a reduction in rental income to offset expenses. Partially offsetting was a reduction in personnel costs.

Loss on Sale and Disposition of Assets.

         A loss on the sale and disposition of assets of $1.5 million occurred during the quarter ended September 30, 2003 primarily from the retirement of two of the Company's second generation semisubmersible drilling rigs, the Ocean Century and Ocean Prospector. These rigs have been cold stacked since July 1998 and October 1998, respectively, are being offered for sale and, as a result of this decision, were written down to their fair market values. A loss on the sale of assets of approximately $23,000 occurred during the quarter ended September 30, 2002.

Interest Income.

         Interest income of $2.7 million earned during the quarter ended September 30, 2003 declined $4.0 million, from $6.7 million earned during the same period in 2002. Interest income was lower primarily due to the lower interest rates earned on cash and marketable securities compared to the same period in 2002. In addition, the Company had less cash investment in the third quarter of 2003 than in the same period of 2002.

Gain (Loss) on Sale of Marketable Securities.

         A loss on the sale of marketable securities of $6.2 million occurred in the quarter ended September 30, 2003 compared to a $21.9 million gain on the sale of marketable securities during the same period in 2002.

Income Tax Benefit (Expense).

         An income tax benefit of $1.7 million was recognized on a pre-tax loss of $13.2 million in the third quarter of 2003 compared to tax expense of $9.8 million which was recognized on pre-tax income of $31.5 million in the third quarter of 2002.

         In 2002 the Company formed a Cayman Islands corporation, Diamond Offshore International Limited, which is a wholly-owned subsidiary of Diamond Offshore Drilling, Inc. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Islands subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the third quarter of 2003. The 13.1% effective tax rate for the three months ended September 30, 2003 resulted from a revision of the estimated annual effective tax rate from 16.7% in the second quarter of 2003 to 15.9% in the third quarter of 2003.

         In 2002 a portion of the earnings from the Company's U.K. subsidiaries was considered to be indefinitely reinvested. No U.S. taxes were provided on these earnings in the third quarter of 2002 and the estimated annual effective tax rate as of September 30, 2002 was 31.9%. The effective rate of 31.1% for the three months ended September 30, 2002 resulted from a revision of the estimated annual effective tax rate from 32.4% in the second quarter of 2002 to 31.9% in the third quarter of 2002. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for the third quarter ended September 30, 2003 are part of the earnings and losses of the Cayman Islands subsidiary on which no U.S. taxes are provided.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------       FAVORABLE/
                                                          2003           2002        (UNFAVORABLE)
                                                       -------------------------------------------
                                                                     (in thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters ....................     $  215,982     $  222,771     $      (6,789)
  Other Semisubmersibles .........................        185,556        242,802           (57,246)
  Jack-ups .......................................         69,688         75,042            (5,354)
  Integrated Services ............................          1,189          9,246            (8,057)
  Other ..........................................           (362)          (436)               74
  Eliminations ...................................           (233)        (1,937)            1,704
                                                       -------------------------------------------
  TOTAL CONTRACT DRILLING REVENUE ................     $  471,820     $  547,488     $     (75,668)
                                                       ===========================================

  REVENUES RELATED TO REIMBURSABLE EXPENSES            $   21,436     $   22,032     $        (596)

CONTRACT DRILLING EXPENSE
  High Specification Floaters ....................     $  116,805     $  113,374     $      (3,431)
  Other Semisubmersibles .........................        170,021        161,680            (8,341)
  Jack-ups .......................................         74,940         69,131            (5,809)
  Integrated Services ............................          2,084         10,568             8,484
  Other ..........................................          1,593          1,347              (246)
  Eliminations ...................................           (233)        (1,937)           (1,704)
                                                       -------------------------------------------
  TOTAL CONTRACT DRILLING EXPENSE ................     $  365,210     $  354,163     $     (11,047)
                                                       ===========================================

  REIMBURSABLE EXPENSES ..........................     $   19,471     $   20,012     $         541

OPERATING INCOME (LOSS)
  High Specification Floaters ....................     $   99,177     $  109,397     $     (10,220)
  Other Semisubmersibles .........................         15,535         81,122           (65,587)
  Jack-ups .......................................         (5,252)         5,911           (11,163)
  Integrated Services ............................           (895)        (1,322)              427
  Other ..........................................         (1,955)        (1,783)             (172)
  Reimbursable expenses, net .....................          1,965          2,020               (55)
  Depreciation ...................................       (132,086)      (132,469)              383
  General and administrative expense .............        (22,595)       (21,114)           (1,481)
  Gain (loss) on sale and disposition of assets ..         (1,451)            42            (1,493)
                                                       -------------------------------------------
  TOTAL OPERATING INCOME (LOSS) ..................     $  (47,557)    $   41,804     $     (89,361)
                                                       ===========================================

High Specification Floaters.

         Revenues. Revenues from high specification floaters decreased $6.8 million for the nine months ended September 30, 2003 compared to the same period in 2002.

         Lower average operating dayrates for most of the rigs in this classification resulted in a $35.2 million reduction in revenue. Average operating dayrates fell to $95,700 (excluding the Ocean Rover) in the first nine months of 2003 from $113,100 during the same period of 2002. Significant reductions in the average operating dayrates were:

              -    the Ocean Baroness ($158,900 to $99,000);

              -    the Ocean Victory ($107,500 to $69,300); and

              -    the Ocean Valiant ($82,300 to $51,100).

         An overall improvement in utilization during the nine months ended September 30, 2003 contributed $19.7 million to revenues and partially offset the negative effect of lower average operating dayrates. Utilization (excluding the Ocean Rover) rose to 88% in the first nine months of 2003 from 83% during the same period in 2002. Utilization improved for:

              - the Ocean America, which worked all of the nine months ended September 30, 2003 but was stacked five months during the same period in 2002;

              - the Ocean Star, which worked most of the nine months ended September 30, 2003 but was stacked four months during the same period in 2002, including three months for inspection and repairs; and

              - the Ocean Baroness, which worked more days during the first nine months of 2003 than in the same period in 2002 when the rig spent most of the first quarter of 2002 completing its upgrade to high specification capabilities.

         Partially offsetting the overall improvement in utilization was a decline in utilization for the Ocean Valiant, which was stacked approximately three more months during the nine months ended September 30, 2003 than in the same period of 2002.

         Also offsetting the decrease in revenue due to lower average operating dayrates noted above was the Ocean Rover, which contributed an additional $8.7 million to revenues when it began its drilling program offshore Malaysia in July 2003 upon completion of its upgrade to high specification capabilities. The rig spent all of the first nine months of 2002 undergoing its upgrade.

         Contract Drilling Expense. Contract drilling expense for high specification floaters for the nine months ended September 30, 2003 increased $3.4 million compared to the same period in 2002. Higher contract drilling expenses were primarily due to:

              - operating costs for the Ocean Baroness, which worked most of the current year period compared to the same period in 2002 when the rig began operations late in the first quarter upon completion of its upgrade;

              - operating costs associated with the Ocean Rover, which began operating in July 2003 compared to the first nine months of 2002, when most of the rig's costs were capitalized in connection with its upgrade; and

              - mobilization, inspection and repair costs incurred by the Ocean Valiant during the nine months ended September 30, 2003.

         These higher contract drilling expenses were partially offset by lower expenses for the nine months ended September 30, 2003 when compared to the same period in 2002. The declines resulted from:

              - higher costs incurred during the first nine months of 2002 for the recovery of the Ocean Baroness's marine riser, net of costs charged to an associated insurance claim; and

              - inspection and repair costs to the Ocean Victory and the Ocean Star incurred during the first nine months of 2002.

Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles for the nine months ended September 30, 2003 decreased $57.2 million from the same period in 2002.

         A decline in the average operating dayrate (excluding the Ocean Patriot and the Ocean Vanguard), from $69,300 during the first nine months of 2002 to $58,500 during the same period of 2003, resulted in lower revenues of $34.2 million. The most significant decreases in average operating dayrates were to:

              -    the Ocean Guardian ($89,600 to $55,500);

              -    the Ocean Princess ($72,500 to $40,200); and

              -    the Ocean Nomad ($74,800 to $42,700).

         Lower utilization of 53% (excluding the Ocean Patriot and the Ocean Vanguard) during the first nine months of 2003 compared to 61% for the same period of 2002 resulted in a $31.0 million revenue decrease. Utilization declined primarily due to:

              - the Ocean Epoch, which has been stacked the majority of 2003 but worked most of 2002;

              - the Ocean Whittington, which was stacked until early June 2003 when it began mobilizing to the Gulf of Mexico for its long-term contract offshore Mexico, which it began on July 30, 2003. The rig operated during most of the same period in 2002 offshore Africa; and

              - the Ocean Guardian and Ocean Princess, both of which have been stacked approximately three months during the first nine months of 2003 compared to 2002 when both rigs worked most of the period.

         Partially offsetting the lower revenue was $8.0 million contributed by the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the nine months ended September 30, 2003 was higher by $8.3 million compared to the same period in 2002 primarily due to additional costs in the first nine months of 2003 associated with:

              - the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively;

              - the mobilization of the Ocean Worker, Ocean Ambassador and the Ocean Whittington to Mexico in 2003; and

              - the inspections of the Ocean Ambassador, Ocean Guardian, Ocean Nomad and the Ocean Bounty during 2003.

         Partially offsetting the higher contract drilling expenses during the first nine months of 2003 were lower expenses resulting from the Ocean Liberator, Ocean New Era, Ocean Voyager and the Ocean Endeavor which have been cold stacked for all of 2003 but were warm stacked during most or part of the same period in 2002.

Jack-Ups.

         Revenues. Revenues from jack-ups decreased $5.4 million during the nine months ended September 30, 2003 compared to the same period in 2002.

         Utilization fell to 67% during the nine months ended September 30, 2003 from 72% during the same period in 2002, resulting in a $4.8 million reduction in revenue. The decline in utilization was primarily from:

              - the Ocean Sovereign, which spent most of the 2003 period in a shipyard completing its leg extension upgrade but operated offshore Indonesia throughout the same period in 2002; and

              - the Ocean Titan, which began its cantilever conversion upgrade in May 2003 but worked almost all of the same period in 2002.

         Partially offsetting the reduction in revenue were improvements in utilization for:

              - the Ocean Spartan, Ocean Spur and the Ocean Heritage, which were undergoing leg extension upgrades during 2002 but operated during most of the same period in 2003; and

              - the Ocean Crusader, which was stacked for approximately three months in 2002 but operated throughout the 2003 period.

         Average operating dayrates remained relatively constant between the nine months ended 2002 and the same period in 2003 ranging from $27,200 in the 2002 period to $27,400 in the 2003 period.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the nine months ended September 30, 2003 increased $5.8 million from the same period in 2002 primarily due to:

              - a majority of costs incurred in 2002 for the Ocean Spartan, Ocean Spur and the Ocean Heritage capitalized in connection with their leg extension upgrades; and

              - costs associated with the 2003 inspections of the Ocean Drake and Ocean Warwick.

         Partially offsetting the higher contract drilling expenses were:

              - reduced costs for the Ocean Champion, which was cold stacked during all of 2003 but only part of 2002; and

              - reduced costs for the Ocean Titan due to the capitalization of most costs during its cantilever upgrade, which began in the second quarter of 2003.

Integrated Services.

         During the first nine months of 2003 integrated services had a loss of $0.9 million. The loss was comprised of project income of $0.4 million from the completion of one turnkey plug and abandonment project in the Gulf of Mexico during the first quarter of 2003 which was more than offset by operating overhead costs and insurance premiums. During the first nine months of 2002, an operating loss of $1.3 million resulted from an unprofitable turnkey project in the Gulf of Mexico.

Reimbursable expenses, net.

         Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.0 million for each of the nine month periods ended September 30, 2003 and 2002.

Depreciation.

         Depreciation expense decreased $0.4 million to $132.1 million during the nine months ended September 30, 2003 compared to $132.5 million in the same period of 2002. A $15.1 million reduction in depreciation expense resulted from increasing the estimated service lives and salvage values of most of the Company's drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values. This decrease was almost completely offset by additional depreciation from the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively. Depreciation also rose from additional depreciation for five of the Company's recently upgraded jack-up rigs, additional depreciation for the Ocean Baroness, which completed its upgrade in March 2002, and additional depreciation for the Ocean Rover, which completed its upgrade in July 2003.

General and Administrative Expense.

         General and administrative expense of $22.6 million was $1.5 million higher during the nine months ended September 30, 2003 than the $21.1 million incurred during the same period in 2002. This increase was primarily due to severance pay associated with the elimination of certain positions in the Company as part of a cost reduction program and higher professional expenses for legal fees. Partially offsetting was a reduction in other personnel costs.

Gain (Loss) on Sale and Disposition of Assets.

         A loss on the sale and disposition of assets of $1.5 million occurred during the nine months ended September 30, 2003 primarily due to the retirement of two of the Company's second generation semisubmersible drilling rigs, the Ocean Century and Ocean Prospector. These rigs have been cold stacked since July 1998 and October 1998, respectively, are being offered for sale and as a result of this decision, were written down to their fair market values. A gain on the sale of assets of approximately $42,000 occurred during the nine months ended September 30, 2002.

Interest Income.

         Interest income of $10.2 million earned during the nine months ended September 30, 2003 declined $13.7 million, from $23.9 million earned during the same period in 2002. Interest income was lower primarily due to the lower interest rates earned on cash and marketable securities compared to the same period in 2002. In addition, the Company had less cash investment during the nine months ended September 30, 2003 than the same period of 2002.

Gain (Loss) on Sale of Marketable Securities.

         A loss on the sale of marketable securities of $7.3 million occurred during the nine months ended September 30, 2003 compared to a $34.0 million gain on the sale of marketable securities for the same period in 2002.

Income Tax Benefit (Expense).

         An income tax benefit of $9.4 million was recognized on a pre-tax loss of $59.1 million during the nine months ended September 30, 2003 compared to tax expense of $26.4 million which was recognized on pre-tax income of $82.6 million in the same period of 2002.

         The Company's estimated aggregate annual effective income tax rate for the nine months ended September 30, 2003 was 15.9%. In 2002 the Company formed a Cayman Islands corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary of Diamond Offshore Drilling, Inc. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Islands subsidiary. Effective January 1, 2003 the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and to indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the nine months ended September 30, 2003.

         The Company's estimated effective income tax rate for the nine months ended September 30, 2002 was 31.9%. In the first quarter of 2002, a portion of the earnings from the Company's U.K. subsidiaries was considered to be indefinitely reinvested and no U.S. taxes were provided on those earnings. These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for the nine months ended September 30, 2003 are part of the earnings and losses of the Cayman Islands subsidiary on which no U.S. taxes are provided.

INDUSTRY CONDITIONS

         The offshore contract drilling industry continues to be extremely competitive and demand for the Company's drilling services improved only slightly during the third quarter of 2003 compared to the previous quarter. Soft market conditions persisted for deepwater semisubmersibles in the U.S. Gulf of Mexico ("U.S. GOM") where an oversupply of rigs held dayrates at levels below expectations during the quarter. The Company has endeavored to maintain utilization of its deepwater semisubmersible fleet by operating these rigs in the mid-water depth market at lower dayrates when necessary. Utilization of the Company's mid-water depth semisubmersible fleet in the U.S. GOM has been stable with firm dayrates but limited backlog. In contrast, jack-up supply in the U.S. GOM is at its lowest level in 10 years, and dayrates for the jack-up fleet in this sector have improved 20% - 30% during the past three months, with utilization high in all but the low-end jack-up market.

         As noted, Pemex-Exploracion Y Produccion ("Pemex"), Mexico's state-owned oil company, has continued to increase its activity offshore by attracting rigs from the U.S waters as well as from abroad. During the third quarter of 2003, the Company began operating three of its semisubmersible rigs under long-term contracts for Pemex. In October 2003, the Company entered into another long term contract with Pemex to operate the Ocean Yorktown, a semisubmersible rig that recently mobilized from Brazil. Additional tenders from Pemex have been announced for jack-up rigs for work beginning in 2004, and further tenders for both semisubmersibles and jack-up rigs may be possible in 2004. There is no assurance that the Company will bid on these initial tenders or possible future jobs, or if it does bid that it will be successful in the bidding process.

         In other international markets, the North Sea floater market is weak, with an oversupply of rigs coupled with the normal winter downturn in drilling activity. This market is not expected to begin to recover until the first or second quarter of 2004, and consequently the Company is marketing its two idle North Sea semisubmersibles in other operating theaters. Elsewhere, while the international markets are expected to remain relatively flat into at least early 2004, the Company believes that there is good potential for increased activity particularly offshore West

Africa and India next year and extending into 2005, although there is no assurance that the Company would elect to participate in any such future contract tenders or that it would be successful in the bidding process if it did participate. Additionally, the Company has recently obtained letters of intent for two of its jack-up rigs, the Ocean Sovereign and the Ocean Heritage, to operate into mid-2004. The units are currently stacked.

OPERATIONS OUTSIDE THE UNITED STATES

         The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not normally encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the Company's non-U.S. operations or the international offshore contract drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

         During the nine months ended September 30, 2003, the Company entered into contracts to operate three of its semisubmersible rigs offshore Mexico for Pemex, the national oil company of Mexico, and in October 2003 entered into a contract for a fourth semisubmersible to work offshore Mexico for this same customer. The terms of these contracts expose the Company to greater risks than it normally assumes, such as exposure to greater environmental liability. While the Company believes that the financial terms of the contracts and the Company's operating safeguards in place mitigate these risks, there can be no assurance that the Company's increased risk exposure will not have a negative impact on the Company's future operations or financial results.

LIQUIDITY

         At September 30, 2003, the Company's cash and marketable securities totaled $581.1 million, down from $812.5 million at December 31, 2002. A discussion of the sources and uses of cash for the nine months ended September 30, 2003 compared to the same period in 2002 follows.

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                          2003           2002          CHANGE
                                                       ----------------------------------------
                                                                     (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss) ................................   $  (49,716)    $   56,224     $ (105,940)
  Depreciation .....................................      132,086        132,469           (383)
  Deferred tax provision ...........................      (11,785)        16,450        (28,235)
  Other non-cash items, net ........................       19,252        (25,480)        44,732
  Net changes in operating assets and liabilities ..      (24,810)        67,193        (92,003)
                                                       ----------------------------------------
                                                       $   65,027     $  246,856     $ (181,829)
                                                       ========================================

         Cash generated by a net loss adjusted for non-cash items, including depreciation, for the nine months ended September 30, 2003 decreased $181.8 million compared to the same period in 2002 primarily due to a decline in the results of operations in the first nine months of 2003.

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                          2003           2002          CHANGE
                                                       ----------------------------------------
                                                                    (IN THOUSANDS)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures (excluding rig acquisition)     $  (177,416)   $  (206,055)   $   28,639
  Rig acquisition ................................         (63,500)            --       (63,500)
  Proceeds from sale of assets ...................             879          1,483          (604)
  Proceeds from sale and maturities of
    marketable securities ........................       2,571,618      3,396,577      (824,958)
  Purchase of marketable securities ..............      (2,359,460)    (3,289,671)      930,210
  Securities repurchased under repurchase
     agreements, net .............................              --       (199,062)      199,062

  Proceeds from settlement of forward contracts ..           2,492            986         1,506
                                                       ----------------------------------------
                                                       $   (25,387)   $  (295,742)   $  270,355
                                                       ========================================

         Net cash used in investing activities decreased $270.4 million during the nine months ended September 30, 2003 compared to the same period in 2002. During the nine-month periods ended September 30, 2003 and 2002 cash was provided by the net sale and maturity of certain of the Company's investments in marketable securities, the settlement of forward contracts at favorable exchange rates and the sale of miscellaneous equipment. Cash used during the first nine months of 2003 was for the purchase of the semisubmersible rig, Omega, renamed the Ocean Patriot, and capital expenditures, primarily for the completion of the Ocean Rover upgrade and the upgrades of three of the Company's jack-up rigs. During the nine months ended September 30, 2002, $199.1 million was used for the repurchase of securities sold under repurchase agreements in 2001 and $206.1 million was used for capital expenditures (primarily the Ocean Baroness and Ocean Rover upgrades). There were no outstanding loaned debt securities at September 30, 2003.

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                          2003           2002          CHANGE
                                                       ----------------------------------------
                                                                    (IN THOUSANDS)
NET CASH USED IN FINANCING ACTIVITIES
  Payment of dividends ...........................     $  (48,876)    $  (49,395)    $      519
  Acquisition of treasury stock ..................             --        (30,567)        30,567
  Settlement of put options ......................             --         (1,193)         1,193
                                                       ----------------------------------------
                                                       $  (48,876)    $  (81,155)    $   32,279
                                                       ========================================

         The Company paid cash dividends of $48.9 million to stockholders during the nine months ended September 30, 2003 compared to $49.4 million in the same period of 2002. The dividends were lower for the nine months ended September 30, 2003 as a result of the Company's purchase of shares of its common stock during 2002.

         During the nine months ended September 30, 2002, the Company purchased 1,035,800 shares of its common stock at an aggregate cost of $30.6 million, or $29.51 per share. This includes the Company's purchase of 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise.

         Cash was also used during the nine months ended September 30, 2002 for payments totaling $1.2 million for the settlement of put options which covered 1,000,000 shares of the Company's common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of its common stock. Put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during the nine months ended September 30, 2002. See "--Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report.

         Contractual Cash Obligations.

         The Company's long-term debt and operating leases have not changed materially from those discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The Company is contingently liable as of September 30, 2003 in the amount of $64.2 million under certain performance, bid, customs and export bonds. Banks have issued letters of credit securing certain of these bonds. All of these obligations expire in less than one year.

         Dividend Reduction.

         On October 16, 2003 the Company announced that its quarterly cash dividend effective December 1, 2003, for stockholders of record on November 3, 2003 will be $0.0625 per share of common stock. The dividend rate for previous quarters this year was $0.125 per share of common stock. The Company elected to reduce the dividend rate in order to help maintain the Company's strong liquidity position in light of recent earnings declines.

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

         At September 30, 2003 and December 31, 2002, the Company had no off-balance sheet debt.

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

         In March 2003, Diamond Offshore Drilling Limited, a subsidiary of the Company, completed the acquisition of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot for $65.0 million. The Company capitalized $63.5 million to rig equipment and recorded $1.5 million to rig inventory.

         The Company expects to spend a total of approximately $110 million for rig upgrade capital expenditures during 2003 (approximately $68 million for the Ocean Rover upgrade and approximately $42 million to complete the upgrades of three of the Company's jack-up rigs). During the nine months ended September 30, 2003, the Company spent $96.1 million, including capitalized interest expense, for rig upgrades, of which $67.5 million was for the deepwater upgrade of the Ocean Rover and $28.6 million was for the Company's jack-up rig upgrade program discussed below.

         The upgrade of the Ocean Rover, which began in January 2002, was completed early in July 2003 on time and under budget. The project, originally budgeted to cost $200 million, was completed for approximately $189 million. The rig commenced its contract with Murphy Sabah Oil Co., Ltd. on July 10, 2003 for a minimum three well drilling program offshore Malaysia.

         The Company's two year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs is now more than 95% complete. Three of these upgrades were completed in 2002 and two have been completed in 2003. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig prior to the upgrade, completed leg extension installations in May 2003 allowing the rig to work in water depths up to 300 feet. The cost of this upgrade was approximately $11 million. The Ocean Tower, a 350-foot water depth capability independent-leg slot rig prior to its upgrade, completed its cantilever upgrade in March 2003 for approximately $27 million. The installation of a cantilever package on the Ocean Titan began in May 2003 and is scheduled for completion late in the fourth quarter of 2003.

         The Company expects to spend approximately $100 million to $110 million in 2003 for capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements. During the nine months ended September 30, 2003, the Company spent $81.3 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements.

         The Company expects to finance its capital expenditures through the use of existing cash balances or internally generated funds.

INTEGRATED SERVICES

         The Company's wholly owned subsidiary, Diamond Offshore Team Solutions, Inc. ("DOTS"), from time to time, selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which DOTS agrees to drill a well to a specified depth for a fixed price. In such cases, DOTS generally is not entitled to payment unless the well is drilled to the specified depth and other contract requirements are met. Profitability of the contract is dependent upon its ability to keep expenses within the estimates used in determining the contract price. Drilling a well under a turnkey contract therefore typically requires a greater cash commitment by the Company and exposes the Company to risks of potential financial losses that generally are substantially greater than those that would ordinarily exist when drilling under a conventional dayrate contract. During the nine months ended September 30, 2003 integrated services had project income of $0.4 million from one turnkey plug and abandonment project in the Gulf of Mexico completed in the first quarter of 2003 which was more than offset by operating overhead costs and insurance premiums. During the nine months ended September 30, 2002 an operating loss of $1.3 million resulted primarily from an unprofitable turnkey project in the Gulf of Mexico. It is the Company's intent not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company's adoption of SFAS No. 150 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is to be applied prospectively for contracts entered into or modified after June 30, 2003. For contracts involving hedging relationships, SFAS No. 149 should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's adoption of SFAS No. 149 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 is effective as of the beginning of the first interim or annual period ending after December 15, 2003 for existing interests and effective immediately for new interests. The Company believes that, currently, it does not have any VIEs within the scope of FIN 46.

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the provisions of SFAS No. 148 which require prominent disclosure regarding the method of accounting for stock-based employee compensation in its annual and interim financial statements. See "--Stock-Based Compensation" In
Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part 1 of this report.

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

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning possible or assumed future results of operations of the Company and statements about the following subjects:

         - future market conditions and the effect of such conditions on the Company's future results of operations (see "- Industry Conditions");

         - future uses of and requirements for financial resources, including, but not limited to, expenditures related to the upgrade of the Ocean Titan, one of the Company's jack-up rigs (see "- Liquidity" and "- Capital Resources");

         - interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk");

         - future contractual obligations (see "--Industry Conditions," "--Operations Outside the United States" and "- Liquidity - Contractual Cash Obligations");

         - future operations outside the United States including, without limitation, the Company's operations in Mexico (see "--Industry Conditions" and "--Operations Outside the United States");

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

         - delivery dates and drilling contracts related to rig conversion and upgrade projects (see "--Industry Conditions" and "--Capital Resources");

         -        plans and objectives of management;

         - performance of contracts (see "--Industry Conditions," "--Operations Outside the United States" and "--Integrated Services");

         -        outcomes of legal proceedings;

         -        compliance with applicable laws; and

         -        adequacy of insurance or indemnification.

         Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

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

         - risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

         - risks of potential contractual liabilities pursuant to the Company's various drilling contracts in effect from time to time;

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

         The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2003 and December 31, 2002 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

         The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2003 and December 31, 2002 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

         The Company's long-term debt, as of September 30, 2003 and December 31, 2002 is denominated in U.S. dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $152.0 million and $153.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $189.1 million and $192.7 million, respectively.

Foreign Exchange Risk

         Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. In mid-2002, the Company had contracted to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. As of September 30, 2003 the Company had satisfied all obligations under this contract and no new forward exchange contracts had been entered into. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates. An asset of $0.2 million reflecting the fair value of the forward contracts was included with

"Prepaid expenses and other" in the Consolidated Balance Sheet at December 31, 2002. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2002, with all other variables held constant.

         The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):

                                                 FAIR VALUE ASSET (LIABILITY)                   MARKET RISK
                                              -----------------------------------      ------------------------------
                                              SEPTEMBER 30,          DECEMBER 31,      SEPTEMBER 30,     DECEMBER 31,
CATEGORY OF RISK EXPOSURE:                        2003                   2002              2003              2002
---------------------------------------------------------------------------------      ------------------------------
                                                                            (IN THOUSANDS)
Interest rate:   .......................
   Marketable securities................      $   405,447 (a)         $  627,614 (a)    $      800 (c)    $   21,500 (c)
                                                                        (901,800)(b)
   Long-term debt ......................         (919,529)(b)
Foreign Exchange                                       --                    151                -- (d)         2,300 (d)

-------------------------------

         (a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on September 30, 2003 and December 31, 2002.

         (b) The fair values of the Company's 1.5% convertible senior debentures due 2031 and zero coupon convertible debentures due 2020 are based on the quoted closing market prices on September 30, 2003 and December 31, 2002. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 4.57% for September 30, 2003 and 6.62% for December 31, 2002.

         (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2003 and December 31, 2002.

         (d) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of a decrease in foreign exchange rates of 20% at December 31, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company made the following reports on Form 8-K during the third quarter of 2003:

Date of Report         Description of Report
--------------         ---------------------
July 8, 2003           Item 9 Regulation FD disclosure (informational only)

July 17, 2003          Item 12 Results of Operations and Financial Condition
                       for the fiscal quarter ended June 30, 2003

July 21, 2003          Item 9 Regulation FD disclosure (informational only)

August 5, 2003         Item 9 Regulation FD disclosure (informational only)

August 19, 2003        Item 9 Regulation FD disclosure (informational only)

September 2, 2003      Item 9 Regulation FD disclosure (informational only)

September 16, 2003     Item 9 Regulation FD disclosure (informational only)

September 30, 2003     Item 9 Regulation FD disclosure (informational only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DIAMOND OFFSHORE DRILLING, INC.
                                      (Registrant)

Date 04-Nov-2003        By: \s\ Gary T. Krenek
                            ------------------------------
                            Gary T. Krenek
                            Vice President and Chief Financial Officer

Date 04-Nov-2003
                            \s\ Beth G. Gordon
                            ------------------------------------
                            Beth G. Gordon
                            Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                              Description
-----------                              -----------
   3.1            Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2003).

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