Form 10-K
period 2003-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2004-03-01
CIK 949039

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                 (281) 492-5300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
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

          As of June 30, 2003                         $1,264,363,190

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   As of February 24, 2004       Common Stock, $0.01 par value per          129,322,455 shares
                                               share

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the 2004 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2003, are incorporated by reference in Part III of this form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        DIAMOND OFFSHORE DRILLING, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
COVER PAGE
DOCUMENT TABLE OF CONTENTS............................................       1

                                     PART I
ITEM 1.   BUSINESS....................................................       2
ITEM 2.   PROPERTIES..................................................       8
ITEM 3.   LEGAL PROCEEDINGS...........................................       8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       8

                                     PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................      10
ITEM 6.   SELECTED FINANCIAL DATA.....................................      11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      12
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................      34
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      36
          Consolidated Financial Statements...........................      37
          Notes to Consolidated Financial Statements..................      42
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................      68
ITEM 9A.  CONTROLS AND PROCEDURES.....................................      68

                                    PART III
          Information called for by Part III Items 10, 11, 12, 13 and
          14 has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year a definitive Proxy
          Statement pursuant to Regulation 14A

                                     PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................      69
SIGNATURES............................................................      71
EXHIBIT INDEX.........................................................      72

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the "Company" mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company is a leader in deep water drilling with a fleet of 45 offshore rigs consisting of 30 semisubmersibles, 14 jack-ups and one drillship.

THE FLEET

     The Company's fleet includes some of the most technologically advanced rigs in the world, enabling it to offer a broad range of services worldwide in various markets, including the deep water, harsh environment, conventional semisubmersible and the jack-up market.

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

     The Company owns and operates nine high specification semisubmersibles. These semisubmersibles are larger than many other semisubmersibles, are capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features. As of February 2, 2004, six of the nine high specification semisubmersibles were located in the U.S. Gulf of Mexico, while one each of the remaining three rigs were located offshore Brazil, Indonesia and Malaysia.

     The Company owns and operates 21 other semisubmersibles which work in maximum water depths up to 4,000 feet. The diverse capabilities of many of these semisubmersibles enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. As of February 2, 2004, the Company was actively marketing 17 of these semisubmersibles. Three of these semisubmersibles were located in the U.S. Gulf of Mexico; four were located offshore Mexico; three were located in the North Sea; two each were located offshore Brazil and Australia; and one each was located offshore South Africa, West Africa and Vietnam.

     The remaining four of the Company's 21 other semisubmersible rigs are cold stacked; two since March 2002 and two since December 2002. When the Company anticipates that a rig will be idle for an extended period of time, it cold stacks the unit by ceasing to actively market the rig. This eliminates all expenditures associated with keeping the rig ready to go to work. See additional discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Operating Income" in Item 7 of this report.

     Jack-ups. The Company owns 14 jack-ups, 13 of which were being actively marketed as of February 2, 2004. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. The Company's jack-ups are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig's legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

     As of February 2, 2004, 12 of the Company's jack-up rigs were located in the Gulf of Mexico. Of these rigs, nine are independent-leg cantilevered units, two are mat-supported cantilevered units, and one (which has been cold stacked since February 2002) is a mat-supported slot unit. Both of the Company's remaining jack-up rigs are internationally based and are independent-leg cantilevered rigs; one was located offshore Indonesia while the other one was mobilizing to Ecuador.

     Drillship. The Company has one drillship, the Ocean Clipper, which is located offshore Brazil. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high specification semisubmersible rigs.

     Fleet Enhancements. The Company's strategy of economically upgrading its fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersibles is intended to maximize the utilization and dayrates earned by the rigs in its fleet. Since 1995, the Company has increased the number of rigs capable of operating in 3,500 feet of water or greater, from 3 to 12 (9 of which are high specification units), primarily by upgrading its existing fleet. Five of these upgrades were to its Victory-class semisubmersible rigs; most recently the Ocean Rover which was completed on time and under budget in July 2003 at an approximate cost of $188 million. The design of the Company's Victory-class semisubmersible rigs with its cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects.

     In early 2004, the Company completed a two-year program designed to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs for an estimated total cost of $94 million. The Ocean Titan and Ocean Tower, both 350-foot water depth capable independent-leg slot rigs prior to their upgrades, had cantilever packages installed. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed higher dayrates and greater utilization compared to slot rigs. The Ocean Tower completed its upgrade in March 2003 for approximately $27 million. The Ocean Titan upgrade was completed in January 2004 for approximately $22 million. The Ocean Spartan, Ocean Spur and Ocean Heritage leg extension installations were completed in the fourth quarter of 2002, enabling these rigs to work in water depths up to 300 feet, compared to 250 feet prior to the upgrades, at a combined approximate cost of $34 million. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig prior to its upgrade, completed its leg extension installations in May 2003 at an approximate cost of $11 million, allowing the rig to work in water depths up to 300 feet.

     Fleet Additions. Another of the Company's business strategies is to acquire assets at attractive levels particularly during cyclical downturns. The Company most recently purchased two third-generation semisubmersible drilling rigs, the Ocean Vanguard in late 2002 for $68.5 million and the Ocean Patriot, formerly the Omega, in March 2003 for $65.0 million.

     The Company continues to evaluate further rig acquisition and upgrade opportunities. However, there can be no assurance whether or to what extent rig acquisitions or upgrades will continue to be made to the Company's fleet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Item 7 of this report.

     Fleet Retirements. In December 2003 the Company sold two of its second generation semisubmersible drilling rigs, the Ocean Century and Ocean Prospector, for a total of $750,000 pre-tax. These rigs had been cold stacked in the Gulf of Mexico since July 1998 and October 1998, respectively, and in September 2003, were written down by $1.6 million to their fair market values of $375,000 each.

     More detailed information concerning the Company's fleet of mobile offshore drilling rigs, as of February 2, 2004, is set forth in the table below.

                                      WATER DEPTH                  YEAR BUILT/LATEST    CURRENT
TYPE AND NAME                           RATING       ATTRIBUTES     ENHANCEMENT(A)      LOCATION         CUSTOMER(B)
-------------                         -----------    ----------    -----------------    --------         -----------
HIGH SPECIFICATION FLOATERS
SEMISUBMERSIBLES (9):
  Ocean Confidence..................     7,500      DP; 15K; 4M             2001       GOM -- U.S.  BP America
  Ocean Baroness....................     7,000      VC; 15K; 4M        1973/2002       Indonesia    Unocal
  Ocean Rover.......................     7,000      VC; 15K; 4M        1973/2003       Malaysia     Murphy
  Ocean America.....................     5,500      SP; 15K; 3M        1988/1999       GOM -- U.S.  W & T Offshore
  Ocean Valiant.....................     5,500      SP; 15K; 3M        1988/1999       GOM -- U.S.  ENI Petroleum
  Ocean Victory.....................     5,500      VC; 15K; 3M        1972/1997       GOM -- U.S.  Spinnaker Exploration
  Ocean Star........................     5,500      VC; 15K; 3M        1974/1999       GOM -- U.S.  Actively Marketing
  Ocean Alliance....................     5,000      DP; 15K; 3M        1988/1999       Brazil       Petrobras
  Ocean Quest.......................     4,000      VC; 15K; 3M        1973/1996       GOM -- U.S.  Noble Energy
DRILLSHIP (1):
  Ocean Clipper.....................     8,000      DP; 15K; 3M        1976/1999       Brazil       Petrobras
OTHER SEMISUBMERSIBLES (21):
  Ocean Winner......................     4,000      3M                 1977/2004       Brazil       Petrobras
  Ocean Worker......................     3,500      3M                 1982/1992       Mexico       Pemex
  Ocean Yatzy.......................     3,300      DP                 1989/1998       Brazil       Petrobras
  Ocean Voyager.....................     3,300      VC                 1973/1995       GOM -- U.S.  Cold Stacked
  Ocean Patriot.....................     3,000      3M; 15K            1982/2003       S. Africa    Actively Marketing
  Ocean Yorktown....................     2,850      3M                 1976/1996       Mexico       Pemex
  Ocean Concord.....................     2,300      3M                 1975/1999       GOM -- U.S.  Stacked-Special
                                                                                                    Survey
  Ocean Lexington...................     2,300      3M                 1976/1995       GOM -- U.S.  Walter Oil & Gas
  Ocean Saratoga....................     2,300      3M                 1976/1995       GOM -- U.S.  LLOG
  Ocean Endeavor....................     2,000      VC                 1975/1994       GOM -- U.S.  Cold Stacked
  Ocean Epoch.......................     2,000      3M                 1977/2000       Australia    Santos
  Ocean General.....................     2,000      3M                 1976/1999       Vietnam      P. V. E. & P
  Ocean Bounty......................     1,500      VC; 3M             1977/1992       Australia    Inpex
  Ocean Guardian....................     1,500      3M                      1985       North Sea    Shell
  Ocean New Era.....................     1,500                         1974/1990       GOM -- U.S.  Cold Stacked
  Ocean Princess....................     1,500      15K; 3M            1977/1998       North Sea    Talisman
  Ocean Whittington.................     1,500      3M                 1974/1995       Mexico       Pemex
  Ocean Vanguard....................     1,500      3M; 15K                 1982       North Sea    Actively Marketing
  Ocean Nomad.......................     1,200      3M                 1975/2001       W. Africa    Premier
  Ocean Ambassador..................     1,100      3M                 1975/1995       Mexico       Pemex
  Ocean Liberator...................       600                         1974/1998       South        Cold Stacked
                                                                                       Africa
JACK-UPS (14):
  Ocean Titan.......................       350      IC; 15K; 3M        1974/2004       GOM -- U.S.  ChevronTexaco
  Ocean Tower.......................       350      IC; 3M             1972/2003       GOM -- U.S.  Denbury Resources
  Ocean King........................       300      IC; 3M             1973/1999       GOM -- U.S.  BP America
  Ocean Nugget......................       300      IC                 1976/1995       GOM -- U.S.  Taylor
  Ocean Summit......................       300      IC                 1972/2003       GOM -- U.S.  ChevronTexaco
  Ocean Warwick.....................       300      IC                 1971/1998       GOM -- U.S.  Murphy
  Ocean Heritage....................       300      IC                 1981/2002       Ecuador      Noble Energy
  Ocean Spartan.....................       300      IC                 1980/2003       GOM -- U.S.  LLOG
  Ocean Spur........................       300      IC                 1981/2003       GOM -- U.S.  Forest Oil
  Ocean Sovereign...................       300      IC                 1981/2003       Indonesia    Santos
  Ocean Champion....................       250      MS                 1975/1985       GOM -- U.S.  Cold Stacked
  Ocean Columbia....................       250      IC                 1978/1990       GOM -- U.S.  ADTI/Helis
  Ocean Crusader....................       200      MC                 1982/1992       GOM -- U.S.  Stone Energy
  Ocean Drake.......................       200      MC                 1983/1986       GOM -- U.S.  Callon Petroleum

                                   ATTRIBUTES

DP    =   Dynamically-Positioned/Self-
          Propelled
IC    =   Independent-Leg Cantilevered
          Rig
MC    =   Mat-Supported Cantilevered Rig
MS    =   Mat-Supported Slot Rig
VC    =   Victory-Class
SP    =   Self-Propelled
3M    =   Three Mud Pumps
4M    =   Four Mud Pumps
15K   =   15,000 psi well control system

Top-Drive Drilling System included on all rigs except Champion
---------------

(a) Such enhancements may include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deck load capacity.

(b) For ease of presentation in this table, customer names have been shortened or abbreviated.

MARKETS

     The Company's principal markets for its offshore contract drilling services are the Gulf of Mexico, including the United States and offshore Mexico, Europe, principally the U.K. and Norway, South America, Africa and Australia/Southeast Asia. The Company actively markets its rigs worldwide. From time to time the Company's fleet operates in various other markets throughout the world as the market demands. See Note 16 to the Company's Consolidated Financial Statements in Item 8 of this report.

     The Company believes its presence in multiple markets is valuable in many respects. For example, the Company believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and in the Gulf of Mexico, while production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, the Company believes its performance for a customer in one market segment or area enables it to better understand that customer's needs and better serve that customer in different market segments or other geographic locations.

OFFSHORE CONTRACT DRILLING SERVICES

     The Company's contracts to provide offshore drilling services vary in their terms and provisions. The Company often obtains its contracts through competitive bidding, although it is not unusual for the Company to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of the Company. Under dayrate contracts, the Company generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of the Company's revenues. In addition, the Company has worked some of its rigs under dayrate contracts that include the ability to earn an incentive bonus based upon performance.

     A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of the Company's contracts permit the customer to terminate the contract early by giving notice, and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. To the extent possible, the Company seeks to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market. However, no assurance can be given that the Company will be able to achieve or maintain such a balance from time to time.

CUSTOMERS

     The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of the Company's annual consolidated revenues, although the specific customers may vary from year to year. During 2003, the Company performed services for 52 different customers with Petroleo Brasileiro S. A. ("Petrobras") and BP accounting for 20.3% and 11.9% of the Company's annual total consolidated revenues, respectively. During 2002, the Company performed services for 46 different customers with Petrobras, BP, and Murphy Exploration and Production Company accounting for 19.0%, 18.9% and 10.4% of the Company's annual total consolidated revenues, respectively. During 2001, the Company performed services for 44 different customers with BP and Petrobras accounting for 21.8% and 17.3% of the Company's annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on the Company's results of operations.

     The Company's services in North America are marketed principally through its Houston, Texas office, with support for U.S. Gulf of Mexico activities coming from its regional office in New Orleans, Louisiana. The Company's services in other geographic locations are marketed principally from its office in The Hague, Netherlands with support from its regional offices in Aberdeen, Scotland and Perth, Western Australia. Technical and administrative support functions for the Company's operations are provided by its Houston office.

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

     Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location and quality of service and equipment, an oversupply of rigs can create an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability often becomes a consideration, particularly with respect to technologically advanced units. The Company believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company's rigs. See "-- Offshore Contract Drilling Services."

GOVERNMENTAL REGULATION

     The Company's operations are subject to numerous international, U.S., state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, the Company may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may, in certain circumstances, impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.

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

INDEMNIFICATION AND INSURANCE

     The Company's operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of the Company's, the Company's customer's or a third party's property or equipment. Damage to the environment could also result from the Company's operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. The Company has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover the Company's loss or liability in certain circumstances or that the Company will continue to carry such insurance or receive such indemnification.

     The Company's retention of liability for property damage is between $1.0 million and $2.5 million per incident, depending on the value of the equipment, with an aggregate annual deductible of $5.0 million. In addition, the Company is self-insured for 10% of its property damage losses.

OPERATIONS OUTSIDE THE UNITED STATES

     Operations outside the United States accounted for approximately 51.6%, 55.5% and 37.3% of the Company's total consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The Company's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Industry Conditions" and
"-- Other -- Currency Risk" in Item 7 of this report and Note 16 to the Company's Consolidated Financial Statements in Item 8 of this report.

     During 2003, the Company entered into contracts to operate four of its semisubmersible rigs offshore Mexico for Pemex-Exploracion Y Produccion, the national oil company of Mexico. The terms of these contracts expose the Company to greater risks than it normally assumes, such as exposure to greater environmental liability. While the Company believes that the financial terms of the contracts and the Company's operating safeguards in place mitigate these risks, there can be no assurance that the Company's increased risk exposure will not have a negative impact on the Company's future operations or financial results.

EMPLOYEES

     As of December 31, 2003, the Company had approximately 3,740 workers, including international crew personnel furnished through independent labor contractors. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

ACCESS TO COMPANY FILINGS, CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

     Access to the Company's filings of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or

15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the United States Securities and Exchange Commission ("SEC") may be obtained through the Company's website (http://www.diamondoffshore.com). The Company's website provides a hyperlink to a third-party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after the Company has electronically filed such material with the SEC.

     The text of the Company's code of ethics has been posted to and is available on the Company's Internet website as disclosed above. The code of ethics applies to the Company's principal executive officer, principal financial officer and controller. The contents of the Company's website are not, and shall not be deemed to be, incorporated into this report. Any future amendments to the Company's code of ethics, and any waiver of the code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, will be posted to the Company's Internet website. In addition, the Company's Internet website contains a corporate governance section that includes the Company's corporate governance guidelines. The Company will provide printed copies of its code of ethics and corporate governance guidelines to any stockholder upon request.

ITEM 2.  PROPERTIES.

     The Company owns an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, Vietnam, Netherlands, Malaysia, South Africa, West Africa, Ecuador and Mexico to support its offshore drilling operations.

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

                                           AGE AS OF
NAME                                    JANUARY 31, 2004                  POSITION
----                                    ----------------                  --------
James S. Tisch........................         51          Chairman of the Board of Directors and
                                                           Chief Executive Officer
Lawrence R. Dickerson.................         51          President, Chief Operating Officer and
                                                           Director
David W. Williams.....................         46          Executive Vice President
Rodney W. Eads........................         52          Senior Vice President -- Worldwide
                                                           Operations
John L. Gabriel, Jr...................         50          Senior Vice President -- Contracts &
                                                           Marketing
John M. Vecchio.......................         53          Senior Vice President -- Technical
                                                           Services
Gary T. Krenek........................         45          Vice President and Chief Financial
                                                           Officer
Beth G. Gordon........................         48          Controller -- Chief Accounting Officer
William C. Long.......................         37          Vice President, General Counsel &
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

     Gary T. Krenek has served as Vice President and Chief Financial Officer of the Company since March 1998.

     Beth G. Gordon has served as Controller and Chief Accounting Officer of the Company since April 2000. Previously, Ms. Gordon was employed by Pool Energy Services Co. from December 1978 through March 2000 where her most recent position was Vice President-Finance -- Pool Well Services Co.

     William C. Long has served as Vice President, General Counsel and Secretary of the Company since March 2001. Previously, Mr. Long served as General Counsel and Secretary of the Company from March 1999 and acting General Counsel and Secretary of the Company from June 1998 through February 1999.

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

                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2003
First Quarter...............................................  $22.53   $19.40
Second Quarter..............................................   23.62    18.64
Third Quarter...............................................   21.53    18.50
Fourth Quarter..............................................   20.70    17.15
2002
First Quarter...............................................  $31.76   $26.00
Second Quarter..............................................   34.74    28.50
Third Quarter...............................................   28.45    18.70
Fourth Quarter..............................................   23.25    17.90

     As of February 24, 2004 there were approximately 340 holders of record of the Company's common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street name" name.

DIVIDEND POLICY

     In 2003 the Company paid cash dividends of $0.125 per share of the Company's common stock on March 3, June 2 and September 2 and $0.0625 per share on December 1. The Company elected to reduce the dividend rate in October 2003 in an effort to maintain its strong liquidity position in light of the decline in earnings during 2003. On January 26, 2004, the Company declared a dividend of $0.0625 per share of the Company's common stock payable March 1, 2004 to stockholders of record on February 2, 2004. In 2002 the Company paid cash dividends of $0.125 per share of the Company's common stock on March 1, June 3, September 3 and December 2. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

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

                              2003           2002             2001             2000           1999
                           ----------   --------------   --------------   --------------   ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
INCOME STATEMENT DATA:
Total revenues...........  $  680,941     $  752,561       $  924,300       $  684,501     $  858,868
Operating (loss)
  income.................     (38,323)        51,984          225,410           71,499        224,285
Net (loss) income........     (48,414)        62,520          173,823           72,281        156,071
Net (loss) income per
  share:
  Basic..................       (0.37)          0.48             1.31             0.53           1.15
  Diluted................       (0.37)          0.47             1.26             0.53           1.11
BALANCE SHEET DATA:
Drilling and other
  property and equipment,
  net....................   2,257,876      2,164,627        2,002,873        1,931,182      1,737,905
Total assets.............   3,135,019      3,256,308        3,493,071        3,073,191      2,674,865
Long-term debt...........     928,030        924,475          920,636          856,559        400,000
OTHER FINANCIAL DATA:
Capital
  expenditures(1)........     272,026        340,805          268,617          323,924        324,133
Cash dividends declared
  per share..............       0.438           0.50             0.50             0.50           0.50
Ratio of earnings to
  fixed charges(2).......       (1.07)x         4.51x            9.87x            4.97x         15.64x

---------------

(1) In March 2003 the Company spent $65.0 million ($63.5 million capitalized to rig equipment and $1.5 million added to inventory) for the acquisition of the Ocean Patriot, a third-generation semisubmersible drilling rig. In December 2002 the Company spent $68.5 million ($67.0 million capitalized to rig equipment and $1.5 million added to inventory) for the acquisition of another third-generation semisubmersible drilling rig, the Ocean Vanguard.

(2) The deficiency in the Company's earnings available for fixed charges for the year ended December 31, 2003 was approximately $55.3 million. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) a portion of rent expense, which the Company believes represents the interest factor attributable to rent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

OVERVIEW

  INDUSTRY CONDITIONS

     The offshore drilling industry continues to be extremely competitive, and demand for the Company's drilling services remains challenging. The Company had all of its actively marketed deep and mid-water semisubmersibles in the U.S. Gulf of Mexico ("U.S. GOM") operating during at least part of the fourth quarter of 2003. However, these semisubmersibles continue to work under well-to-well contracts and dayrates are currently flat. For the Company's jack-up fleet in the U.S. GOM, dayrates and utilization improved significantly during 2003 compared to 2002 and this market continues to do well as the effect of high gas prices and the repositioning of jack-ups to the Mexican Gulf of Mexico have had a positive effect. However, the Company can make no assurances that these favorable market conditions will persist.

     In the North Sea, the Company has two of its three semisubmersibles committed through most of 2004 and a fourth North Sea rig, the Ocean Nomad has moved to West Africa where it is contracted to operate through the middle of the year. The Company is actively pursuing opportunities for the Ocean Vanguard, which is currently stacked at Invergordon. In Southeast Asia, all of the Company's semisubmersibles are committed through mid-year. In addition, the Ocean Sovereign, a jack-up, will operate in Indonesia through the end of the first quarter, and the Ocean Heritage has mobilized to Ecuador where it is operating under a three-well contract. In Brazil, the Company renewed its contracts for two of its semisubmersibles, although the renewal dayrates for the Ocean Yatzy and the Ocean Winner were lower than previous contracts that were set during a peak market cycle. Both of these semisubmersibles will begin required surveys during the first quarter of 2004. The Company also successfully renewed the contract for the Ocean Clipper drillship in Brazil at the same dayrate as the unit's previous contract. All of the new Brazilian contracts are for 700 days each. Although the Company is encouraged by the currently favorable outlook in its international markets, the Company offers no assurance that a favorable outcome will be achieved.

  RESULTS OF OPERATIONS

     Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease as a result. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. However, during periods of unpaid mobilization, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by cold stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

     Revenues from dayrate drilling contracts are recognized currently. The Company may receive lump-sum payments in connection with specific contracts. Such payments are recognized as revenues over the term of the related drilling contract. Mobilization revenues, in excess of costs incurred to mobilize an offshore rig from one market to another, are recognized over the primary term of the related drilling contract.

     Revenues from reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the customer in accordance with a contract or agreement are recorded for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Operations.

     Revenues from offshore turnkey drilling contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract. The Company has elected not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

     Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes as operating expenses activities such as inspections, painting projects and routine overhauls, which meet certain criteria, that maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

     Operating income is negatively impacted when the Company performs certain regulatory inspections that are due every five years ("5-year survey") for all of the Company's rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

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

     In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimate resulted in an increase to net income (after-tax) for the year ended December 31, 2003 of $20.4 million, or $0.16 per share. Management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these assumptions could produce results that differ from those reported.

     The Company evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In September 2003 the Company wrote down two of its second generation semisubmersible drilling rigs, the Ocean Century and the Ocean Prospector, by $1.6 million to their fair market values subsequent to a decision to offer the rigs for sale. These rigs were sold in December 2003 for $375,000 each (pre-tax). Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

     Personal Injury Claims. The Company's retention of liability for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. The Company estimates its liability for personal injury claims based on the existing facts and circumstances in conjunction with historical experience regarding past personal injury claims. Eventual settlement or adjudication of these claims could differ significantly from the estimated amounts.

     Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the recognition of the amount of taxes payable or refundable for the current year; and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in its financial statements or tax returns. The application of this accounting standard requires that management make judgments regarding future events and related estimations especially as they pertain to forecasting of the Company's effective tax rate, the potential realization of deferred tax assets such as utilization of foreign tax credits, and exposure to the disallowance of items deducted on tax returns upon audit.

     In 2003 a valuation allowance of $10.2 million, which resulted in a charge against earnings, was established for certain of the Company's foreign tax credit carryforwards which will begin to expire in 2006. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the "more likely than not" approach of evaluating the associated deferred tax asset the Company deemed that a valuation allowance was necessary.

YEARS ENDED DECEMBER 31, 2003 AND 2002

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

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------    FAVORABLE/
                                                      2003         2002      (UNFAVORABLE)
                                                   ----------   ----------   -------------
                                                       (IN THOUSANDS)
CONTRACT DRILLING REVENUE
  High Specification Floaters....................  $ 290,844    $ 291,848      $ (1,004)
  Other Semisubmersibles.........................    260,267      317,342       (57,075)
  Jack-ups.......................................     97,774       99,360        (1,586)
  Integrated Services............................      1,189       14,068       (12,879)
  Other..........................................      2,257        5,161        (2,904)
  Eliminations...................................       (233)      (3,566)        3,333
                                                   ---------    ---------      --------
  TOTAL CONTRACT DRILLING REVENUE................  $ 652,098    $ 724,213      $(72,115)
                                                   =========    =========      ========
REVENUES RELATED TO REIMBURSABLE EXPENSES........  $  28,843    $  28,348      $    495
CONTRACT DRILLING EXPENSE
  High Specification Floaters....................  $ 156,898    $ 153,218      $ (3,680)
  Other Semisubmersibles.........................    229,811      213,391       (16,420)
  Jack-ups.......................................     97,305       92,690        (4,615)
  Integrated Services............................      1,665       14,666        13,001
  Other..........................................      2,393       (2,127)       (4,520)
  Eliminations...................................       (233)      (3,566)       (3,333)
                                                   ---------    ---------      --------
  TOTAL CONTRACT DRILLING EXPENSE................  $ 487,839    $ 468,272      $(19,567)
                                                   =========    =========      ========
REIMBURSABLE EXPENSES............................  $  26,050    $  25,885      $   (165)
OPERATING (LOSS) INCOME
  High Specification Floaters....................  $ 133,946    $ 138,630      $ (4,684)
  Other Semisubmersibles.........................     30,456      103,951       (73,495)
  Jack-ups.......................................        469        6,670        (6,201)
  Integrated Services............................       (476)        (598)          122
  Other..........................................       (136)       7,288        (7,424)
  Reimbursables, net.............................      2,793        2,463           330
  Depreciation...................................   (175,578)    (177,495)        1,917
  General and Administrative Expense.............    (28,868)     (29,009)          141
  (Loss) Gain on Sale and Disposition of
     Assets......................................       (929)          84        (1,013)
                                                   ---------    ---------      --------
  TOTAL OPERATING (LOSS) INCOME..................  $ (38,323)   $  51,984      $(90,307)
                                                   =========    =========      ========

  HIGH SPECIFICATION FLOATERS.

     Revenues. Revenues from high specification floaters decreased $1.0 million during the year ended December 31, 2003, compared to the same period in 2002.

     Lower average operating dayrates for most of the rigs in this classification resulted in a $39.0 million reduction in revenue. Average operating dayrates fell from $109,500 during 2002 to $95,300 (excluding the

Ocean Rover) during 2003. Significant reductions in average operating dayrates were experienced by certain rigs located in:

  SOUTHEAST ASIA:

     - the Ocean Baroness ($149,800 to $104,100);

  U.S. GULF OF MEXICO:

     - the Ocean Valiant ($81,400 to $52,600); and

     - the Ocean Victory ($96,800 to $66,600).

     An overall improvement in utilization for high specification floaters during 2003 contributed $18.7 million to revenues and partially offset the negative effect of lower average operating dayrates. Utilization improved to 87% for the year ended December 31, 2003 from 83% for the same period in 2002 (excluding the Ocean Rover). Utilization improved for:

     - the Ocean America, which worked most of 2003 but was stacked for almost half of 2002;

     - the Ocean Baroness, which worked most of 2003 but spent most of the first quarter of 2002 in a shipyard completing its upgrade to high specification capabilities; and

     - the Ocean Star, which worked all of 2003 but was stacked four months during the same period in 2002.

     Partially offsetting the overall improvement in utilization was a decline in utilization for the Ocean Valiant, which was stacked in 2003 for approximately three more months than in 2002.

     The unfavorable revenue variance for high specification rigs in 2003 compared to 2002 was also partially offset by $12.7 million in revenue contributed by the Ocean Rover, which began its drilling program offshore Malaysia in July 2003 upon completion of its upgrade to high specification capabilities. The rig spent all of 2002 undergoing its upgrade.

     Contract Drilling Expense. Contract drilling expense for high specification floaters for the year ended December 31, 2003 increased $3.7 million compared to the same period in 2002. Higher contract drilling expenses were primarily due to:

     - operating costs for the Ocean Baroness, which worked most of the current year compared to 2002 when the rig began operations late in the first quarter upon completion of its upgrade;

     - operating costs associated with the Ocean Rover, which began operating in July 2003 compared to 2002, when most of this rig's costs were capitalized in connection with its upgrade; and

     - mobilization, 5-year survey and repair costs incurred by the Ocean Valiant during 2003.

     These higher contract drilling expenses were partially offset by lower expenses in 2003 compared to 2002 primarily due to:

     - higher costs incurred during 2002 for the recovery of the Ocean Baroness's marine riser, net of costs charged to an associated insurance claim; and

     - 5-year survey and repair costs for the Ocean Victory and the Ocean Star incurred during 2002.

  OTHER SEMISUBMERSIBLES.

     Revenues. Revenues from other semisubmersibles for the year ended December 31, 2003 were $57.1 million lower compared to the same period in 2002.

     A decline in the average operating dayrate (excluding the Ocean Patriot and the Ocean Vanguard), from $67,900 during 2002 to $60,900 during 2003, resulted in lower revenues of $42.5 million. The most significant decreases in average operating dayrates were to certain rigs located in:

  the North Sea:

     - the Ocean Guardian ($90,300 to $53,700);

     - the Ocean Princess ($72,700 to $40,900);

     - the Ocean Nomad ($64,800 to $42,700); and

  SOUTHEAST ASIA:

     - the Ocean General ($75,100 to $54,200).

     Lower utilization of 57% (excluding the Ocean Patriot and the Ocean Vanguard) during 2003 compared to 61% during 2002 resulted in a $27.3 million revenue decrease. Utilization declined primarily due to:

     - the Ocean Epoch, which was stacked the majority of 2003 but worked most of 2002;

     - the Ocean Guardian and the Ocean Yorktown, which were each stacked approximately three months during 2003 compared to 2002 when both rigs worked most of the year; and

     - the Ocean Liberator, which was cold stacked all of 2003 but worked approximately three months during 2002.

     Partially offsetting the decline in revenue in 2003 compared to 2002 were improvements in revenue from:

     - the Ocean Worker which worked most of 2003 but spent approximately three months in 2002 in a shipyard for its 5-year survey and repairs; and

     - $12.7 million contributed by the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively.

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 2003 was higher by $16.4 million compared to the same period in 2002 primarily due to additional costs during 2003 associated with:

     - the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively;

     - the mobilization of the Ocean Worker, Ocean Ambassador, Ocean Yorktown and the Ocean Whittington to Mexico in 2003;

     - the inspection of the Ocean Guardian; and

     - the 5-year surveys of the Ocean Ambassador, Ocean Nomad and the Ocean Bounty during 2003.

     Partially offsetting the higher contract drilling expenses during 2003 were lower expenses from the Ocean Liberator, Ocean New Era, Ocean Voyager and the Ocean Endeavor which were cold stacked all of 2003 but were ready stacked during most or part of 2002.

  JACK-UPS.

     Revenues. Revenues from jack-ups decreased $1.6 million during the year ended December 31, 2003, compared to the same period in 2002.

     Utilization fell to 68% during 2003 from 71% during 2002, resulting in a $6.3 million reduction in revenue. The decline in utilization was primarily from:

     - the Ocean Sovereign, which spent most of 2003 in a shipyard completing its leg extension upgrade but operated offshore Indonesia all of 2002; and

     - the Ocean Titan, which was in a Gulf of Mexico shipyard from May 2003 through December 2003 for a cantilever conversion but worked almost all of the same period in 2002.

     The lower overall revenue in 2003 was partially offset by a $13.6 million increase in revenue due to utilization improvements from:

     - the Ocean Spartan, Ocean Spur and the Ocean Heritage, which operated most of 2003 but were undergoing leg extension upgrades during 2002; and

     - the Ocean Crusader, which worked almost all of 2003 but was stacked approximately three months in 2002.

     Also offsetting the unfavorable revenue variance for jack-up rigs was an overall improvement in the average operating dayrate, from $27,300 during 2002 to $28,100 during 2003, which increased revenue by $4.7 million in 2003.

     Contract Drilling Expense. Contract drilling expense for jack-ups during 2003 increased $4.6 million from 2002 primarily due to:

     - operating costs incurred in 2003 for the Ocean Spartan, Ocean Spur, Ocean Tower and the Ocean Heritage compared to 2002 costs that were capitalized in connection with their leg extension upgrades; and

     - costs associated with the 5-year surveys of the Ocean Drake and Ocean Warwick in 2003.

     Partially offsetting the higher contract drilling expenses were:

     - reduced costs for the Ocean Champion, which was cold stacked all of 2003 but only part of 2002; and

     - reduced costs for the Ocean Titan due to the capitalization of most costs during its cantilever upgrade, which began in the second quarter of 2003 and continued through its completion in January 2004.

  INTEGRATED SERVICES.

     Integrated services had an operating loss of $0.5 million in 2003 comprised of project income of $0.4 million from the completion of one turnkey plug and abandonment project in the Gulf of Mexico during the first quarter of 2003 that was more than offset by operating overhead costs. During 2002, an operating loss of $0.6 million resulted primarily from an unprofitable turnkey project in the Gulf of Mexico. The Company has elected not to pursue contracts for integrated services except in very limited circumstances.

  OTHER.

     Other operating expense of $136,000 for the year ended December 31, 2003, decreased $7.4 million compared to operating income of $7.3 million for the year ended December 31, 2002. For the year ended December 31, 2003 other operating expense of $2.4 million was primarily due to the write off of a contract dispute with a customer and a reserve for pending litigation. These operating expenses in 2003 were partially offset by operating income of $2.3 million primarily from the reimbursement of foreign taxes paid by the Company's customers on its behalf, settlements with the Company's customers related to prior years' disputes and the reversal of a reserve related to a prior year customer contract audit.

     Other operating income of $7.3 million for the year ended December 31, 2002, resulted primarily from a $5.9 million reimbursement of prior year foreign income tax to be received by the Company from its customers and related to a tax settlement made between the Company and the Norwegian tax authorities in December 2002. The corresponding income tax expense is reflected in "Income tax benefit (expense)" in the Company's Consolidated Statement of Operations.

     Other operating income in 2002 also included a $2.4 million reversal of an accrual made in a prior year for personal injury claims and the elimination of a $1.0 million reserve for inventory obsolescence, from prior years, that was deemed no longer necessary.

  REIMBURSABLE EXPENSES, NET.

     Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.8 million in 2003 compared to $2.5 million in 2002.

  DEPRECIATION.

     Depreciation expense for the year ended December 31, 2003, decreased $1.9 million to $175.6 million compared to $177.5 million in 2002. A $22.9 million pre-tax reduction in depreciation expense resulted from increasing the estimated service lives and salvage values of most of the Company's drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values. This decrease was partially offset by additional depreciation from the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively. Depreciation also increased due to additional depreciation for five of the Company's recently upgraded jack-up rigs, additional depreciation for the Ocean Rover, which completed its upgrade in July 2003 and additional depreciation for the Ocean Baroness, which completed its upgrade in March 2002.

  (LOSS) GAIN ON SALE AND DISPOSITION OF ASSETS.

     A loss on the sale and disposition of assets of $0.9 million occurred during 2003 primarily due to the sale of two of the Company's second generation semisubmersible drilling rigs, the Ocean Century and Ocean Prospector. These rigs, which had been cold stacked since July 1998 and October 1998, respectively, were permanently retired from service as offshore drilling rigs and written down by $1.6 million to their fair market values in September 2003 and subsequently sold for $375,000 each (pre-tax) in December 2003. A gain on the sale of assets of approximately $84,000 occurred in 2002.

  INTEREST INCOME.

     Interest income of $12.0 million earned in 2003 declined $17.8 million, from $29.8 million earned in 2002. These earnings were lower primarily due to lower interest rates earned on cash and marketable securities compared to 2002 and less cash investment during 2003.

  (LOSS) GAIN ON SALE OF MARKETABLE SECURITIES.

     A loss on the sale of marketable securities of $6.9 million occurred in 2003 compared to a $36.5 million gain on the sale of marketable securities in 2002. See Note 3 "Marketable Securities" in Item 8 of this report.

  OTHER INCOME AND EXPENSE (OTHER, NET).

     Other income of $2.9 million for the year ended December 31, 2003 increased $1.4 million from other income of $1.5 million for the same period in 2002. Other income for both years ended December 31, 2003 and 2002 was primarily from a pre-tax gain on foreign exchange forward contracts of $2.5 million and $1.1 million, respectively. See Note 4 "-- Derivative Financial
Instruments -- Forward Exchange Contracts" to the Company's Consolidated Financial Statements in Item 8 of this report.

  INCOME TAX BENEFIT (EXPENSE).

     An income tax benefit of $5.8 million was recognized on a pre-tax loss of $54.2 million for the year ended December 31, 2003, compared to tax expense of $33.7 million recognized on pre-tax income of $96.2 million in 2002.

     In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary of the Company. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by Diamond Offshore International Limited. Effective January 1, 2003, the Company began to postpone remittance of the earnings from this subsidiary to the U.S.

and to indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during 2003.

     In 2003 a valuation allowance of $10.2 million, which resulted in a charge against earnings, was established for certain of the Company's foreign tax credit carryforwards which will begin to expire in 2006. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the "more likely than not" approach of evaluating the associated deferred tax asset the Company deemed that a valuation allowance was necessary. In addition, in 2003 the Company reduced its deferred tax liability by $3.7 million related to the deductibility of goodwill associated with a 1996 acquisition.

     In the first quarter of 2002, a portion of the earnings from the Company's U.K. subsidiaries was considered to be indefinitely reinvested and no U.S. taxes were provided on those earnings. The effect of the indefinite reinvestment of the U.K. earnings in 2002 was to lower the annual effective tax rate but this decline was more than offset by prior year foreign tax expense recorded in 2002, primarily $5.9 million for a Norwegian income tax settlement. See "-- Other." These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for 2003 are part of the earnings and losses of the Cayman Island subsidiary on which no U.S. taxes are provided.

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

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------    FAVORABLE/
                                                      2002         2001      (UNFAVORABLE)
                                                   ----------   ----------   -------------
                                                               (IN THOUSANDS)
CONTRACT DRILLING REVENUE
  High Specification Floaters....................  $ 291,848    $ 326,835      $ (34,987)
  Other Semisubmersibles.........................    317,342      377,715        (60,373)
  Jack-ups.......................................     99,360      174,498        (75,138)
  Integrated Services............................     14,068        7,779          6,289
  Other..........................................      5,161          547          4,614
  Eliminations...................................     (3,566)      (2,025)        (1,541)
                                                   ---------    ---------      ---------
  TOTAL CONTRACT DRILLING REVENUE................  $ 724,213    $ 885,349      $(161,136)
                                                   =========    =========      =========
  REVENUES RELATED TO REIMBURSABLE EXPENSES......  $  28,348    $  38,951      $ (10,603)
CONTRACT DRILLING EXPENSE
  High Specification Floaters....................  $ 153,218    $ 123,965      $  29,253
  Other Semisubmersibles.........................    213,391      225,528        (12,137)
  Jack-ups.......................................     92,690      110,370        (17,680)
  Integrated Services............................     14,666        7,138          7,528
  Other..........................................     (2,127)       2,571         (4,698)
  Eliminations...................................     (3,566)      (2,025)        (1,541)
                                                   ---------    ---------      ---------
  TOTAL CONTRACT DRILLING EXPENSE................  $ 468,272    $ 467,547      $     725
                                                   =========    =========      =========
  REIMBURSABLE EXPENSES..........................  $  25,885    $  36,151      $ (10,266)
OPERATING INCOME
  High Specification Floaters....................  $ 138,630    $ 202,870      $ (64,240)
  Other Semisubmersibles.........................    103,951      152,187        (48,236)
  Jack-ups.......................................      6,670       64,128        (57,458)
  Integrated Services............................       (598)         641         (1,239)
  Other..........................................      7,288       (2,024)         9,312
  Reimbursables, net.............................      2,463        2,800           (337)
  Depreciation and Amortization Expense..........   (177,495)    (170,017)        (7,478)
  General and Administrative Expense.............    (29,009)     (25,502)        (3,507)
  Gain on Sale of Assets.........................         84          327           (243)
                                                   ---------    ---------      ---------
  TOTAL OPERATING INCOME.........................  $  51,984    $ 225,410      $(173,426)
                                                   =========    =========      =========

  HIGH SPECIFICATION FLOATERS.

     Revenues. Despite the rise in oil and natural gas prices that began in late 2001 and continued throughout 2002, improvements in dayrates and utilization for the Company's equipment did not materialize. As a result, revenues from high specification floaters decreased $35.0 million during the year ended December 31, 2002 from the same period in 2001.

     Revenue generated from the operation of the Ocean Baroness in 2002 of $35.7 million partially offset revenue shortfalls caused by lower average dayrates and utilization for this fleet during the year ended 2002. The Ocean Baroness began operations in mid-March 2002 after completing an upgrade to high specification capabilities. The rig was in a Singapore shipyard undergoing its upgrade throughout 2001.

     Excluding the Ocean Baroness, average operating dayrates dropped from $117,700 per day during 2001 to $105,500 per day during 2002 resulting in a $38.7 million revenue decline. Significant declines to average operating dayrates were experienced by the following rigs (all located in the U.S. Gulf of Mexico):

     - the Ocean Valiant ($122,900 to $81,400);

     - the Ocean Victory ($124,100 to $96,800);

     - the Ocean America ($108,300 to $84,400); and

     - the Ocean Star ($104,200 to $87,100).

     Utilization declined from 95% in 2001 to 83% in 2002 resulting in a $32.0 million decrease in revenue (excluding the Ocean Baroness). Significant utilization reductions resulted from:

     - the Ocean America, which was idle for approximately five months during 2002 but worked most of 2001;

     - the Ocean Star, which spent three and one-half months during 2002 in a shipyard for its 5-year survey and repairs but worked all of 2001; and

     - the Ocean Victory which spent two months during 2002 in a shipyard for its 5-year survey and repairs but worked all of 2001.

     Contract Drilling Expense. Contract drilling expense for high specification floaters during the year ended December 31, 2002 increased $29.3 million from the same period in 2001. Higher contract drilling expenses were primarily due to:

     - operating expenses for the Ocean Baroness of $16.7 million for 2002 which included costs incurred in connection with the recovery of its marine riser, net of insurance recoveries, as well as its normal operating costs;

     - 5-year surveys and repairs of the Ocean Star, Ocean Victory, and the Ocean Quest in 2002 which increased expenses by $4.9 million;

     - higher Brazilian customs fees in 2002 of $1.3 million for the importation of spare parts and supplies for the Ocean Alliance and the Ocean Clipper;

     - approximately $1.0 million for repairs to the Ocean America including boat and fuel costs while the rig was idle during 2002; and

     - higher comparative costs in 2002 for the Ocean Clipper resulted from a $1.8 million reduction in an insurance deductible, which lowered overall operating costs in 2001.

  OTHER SEMISUBMERSIBLES.

     Revenues. Revenues from other semisubmersibles decreased $60.4 million from the year ended December 31, 2001 compared to the same period of 2002.

     Lower utilization accounted for $38.4 million of the decrease, dropping to 61% for the year ended December 31, 2002 from 70% for the same period in 2001. Significant declines in utilization were experienced by:

     - the Ocean Voyager and the Ocean Endeavor both of which have been cold stacked since March 2002 but worked the majority of 2001;

     - the Ocean New Era which was idle or cold stacked all of 2002 but worked almost half of 2001;

     - the Ocean Worker which was in a shipyard for a 5-year survey and repairs during part of 2002 but worked most of 2001; and

     - the Ocean Saratoga which was in a shipyard for its 5-year survey during part of 2002 but worked most of 2001.

     Partially offsetting the negative impact of these declines in utilization was an improvement in utilization for the Ocean Bounty, which operated most of 2002 compared to 2001 when the rig was stacked for approximately two months.

     Lower overall average dayrates caused $22.0 million of the unfavorable variance in other semisubmersibles revenue. However, the average operating dayrate for this fleet increased to $67,900 during the year ended December 31, 2002 from $66,900 during the same period of 2001. This occurred because several of the rigs that were contracted at lower dayrates in 2001 were stacked throughout parts of 2002. Consequently, the average operating dayrate rose in 2002 for the working rigs in this class.

     Rigs in this fleet with significant changes to average operating dayrates were experienced by certain rigs located in the:

  U.S. GULF OF MEXICO:

     - the Ocean Worker ($127,700 to $49,800);

  AFRICA:

     - the Ocean Whittington, which operated in Brazil during 2001 ($89,800 to $59,100);

  NORTH SEA:

     - the Ocean Guardian ($62,000 to $90,300); and

     - the Ocean Princess ($51,800 to $72,700).

     Contract Drilling Expense. Contract drilling expense for other semisubmersibles was $12.1 million lower in 2002 than in 2001 primarily due to:

     - cost savings of $14.5 million in 2002 from the Ocean Endeavor and the Ocean Voyager, both of which have been cold stacked since March 2002;

     - a $4.3 million reduction in 2002 costs resulting from the Ocean New Era and the Ocean Ambassador which were stacked with reduced crews for most of 2002; and

     - contract drilling expenses lower by $2.8 million in 2002 for the Ocean Whittington compared to 2001 expenses which included a 5-year survey, repairs and preparation for its mobilization from the U.S. Gulf of Mexico to Namibia in December 2001.

     Partially offsetting the overall lower contract drilling expenses in 2002 were:

     - higher operating costs ($3.0 million) for the Ocean Nomad compared to 2001 operating costs which were lower because this rig was in a shipyard being upgraded;

     - additional expenses ($2.1 million) in 2002 due to a 5-year survey and repairs to the Ocean Worker; and

     - additional expenses ($1.4 million) in 2002 from higher Brazilian customs fees for the importation of spare parts and supplies for the Ocean Yatzy, Ocean Yorktown and the Ocean Winner.

  JACK-UPS.

     Revenues. Revenues from jack-ups during the year ended December 31, 2002 decreased $75.1 million from the same period of 2001.

     A reduction in the average operating dayrate from $41,000 in 2001 to $27,300 in 2002, contributed $48.6 million to the overall revenue decline. All of the Gulf of Mexico jack-up rigs experienced lower average operating dayrates in 2002. Only the Ocean Heritage, a rig which operated offshore Indonesia and Australia, experienced a significant improvement in its dayrate, from $34,700 in 2001 to $85,100 in 2002.

     Revenues decreased $26.5 million from a decline in utilization from 83% in 2001 to 71% in 2002 primarily due to:

     - the Ocean Champion, which was idle and/or cold stacked throughout 2002, but worked most of 2001; and

     - the Ocean Spartan, Ocean Spur, Ocean Tower and the Ocean Heritage all of which spent time in shipyards undergoing upgrades during 2002 but worked most of 2001.

     The unfavorable utilization variance in 2002 was partially offset by higher revenue for the Ocean Sovereign which worked all of 2002 but spent most of 2001 in a shipyard for repairs.

     Contract Drilling Expense. Contract drilling expense for jack-ups decreased $17.7 million in 2002 compared to 2001. Significant reductions in 2002 expenses were as follows:

     - $8.2 million for the Ocean Spartan, Ocean Spur, Ocean Tower and the Ocean Heritage resulting from reduced operating costs while these rigs were in shipyards undergoing upgrades;

     - $8.0 million for the Ocean Champion which was idle and/or cold stacked during all of 2002 but worked most of 2001; and

     - lower comparative costs in 2002 for the Ocean Nugget, Ocean Crusader, and the Ocean Summit due to repairs that contributed to higher contract drilling expenses during the first half of 2001.

     Partially offsetting the lower contract drilling expenses in 2002 were higher costs from the mobilization of the Ocean Heritage from Indonesia to Australia and higher labor costs in Australia.

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

  OTHER.

     Other operating income of $7.3 million for the year ended December 31, 2002 increased $9.3 million from the same period in 2001. The increase resulted primarily from a $5.9 million reimbursement of prior year foreign income tax to be received by the Company from its customers and relates to a tax settlement made between the Company and the Norwegian tax authorities in December 2002. The corresponding income tax expense is reflected in "Income tax benefit (expense)" in the Company's Consolidated Statements of Operations.

     Also contributing to the higher "Other operating income" in 2002 was a $2.4 million reversal of an accrual made in a prior year for personal injury claims and the elimination of a $1.0 million reserve for inventory obsolescence, from prior years, that was deemed no longer necessary.

  REIMBURSABLES, NET.

     Revenues related to reimbursable items that the Company purchases and/or services it performs at the request of its customers offset by the related expenditures for these items were $2.5 million in 2002 compared to $2.8 million in 2001.

  DEPRECIATION AND AMORTIZATION EXPENSE.

     Depreciation and amortization expense for the year ended December 31, 2002 increased $7.5 million over the same period of 2001. Higher 2002 depreciation resulted primarily from depreciation for 2002 capital additions and additional depreciation for the Ocean Baroness, which completed its deepwater upgrade and began operations in March 2002. The suspension of goodwill amortization on January 1, 2002 partially offset this increase. Goodwill amortization during the year ended December 31, 2001 was $3.3 million. See Note 1 "-- Goodwill" and Note 6 to the Company's Consolidated Financial Statements in Item 8 of this report.

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

  INTEREST EXPENSE.

     Interest expense of $23.6 million for the year ended December 31, 2002 was $14.5 million lower than in the same period of 2001 primarily due to an $11.9 million pre-tax charge that resulted from the April 2001 redemption of the Company's 3.75% Convertible Subordinated Notes Due 2007 ("3.75% Notes"). In addition, the Company's weighted-average interest rate in 2002 was lower than in 2001 resulting from the redemption in 2001 of the 3.75% Notes and the issuance of the 1.5% Convertible Senior Debentures due 2031 (the "1.5% Debentures") on April 11, 2001. Interest expense was also lower in 2002 than in 2001 due to more interest capitalized to rig upgrades in 2002. Interest capitalized to rig upgrades was $2.9 million in 2002 compared to $2.6 million in 2001. In 2002 interest was capitalized to the Ocean Baroness during the final three months of its upgrade and during the entire year for the Ocean Rover. See "-- Liquidity."

  GAIN ON SALE OF MARKETABLE SECURITIES.

     Gain on sale of marketable securities of $36.5 million for the year ended December 31, 2002 increased $9.4 million from $27.1 million for the same period in 2001.

  OTHER INCOME AND EXPENSE (OTHER, NET).

     Other income of $1.5 million for the year ended December 31, 2002 increased $4.2 million from other expense of $2.7 million for the same period in 2001. Other income in 2002 included a $1.1 million pre-tax gain on foreign exchange forward contracts. See Note 4 "-- Derivative Financial Instruments -- Forward Exchange Contracts" to the Company's Consolidated Financial Statements in Item 8 of this report. Other expense in 2001 included a $10.0 million reserve established for a class action lawsuit which was ultimately settled in June 2002 and was partially offset by a $7.3 million receipt for the settlement of an unrelated lawsuit.

  INCOME TAX EXPENSE.

     Income tax expense of $33.7 million for the year ended December 31, 2002 decreased $53.0 million from $86.7 million for the same period in 2001 primarily as a result of a $164.3 million decrease in "Income before income tax expense" in 2002. The annual effective tax rate increased from 33% in 2001 to 35% in 2002. In 2001 the Company made the decision to indefinitely reinvest part of the earnings of its U.K. subsidiaries and the annual effective rate for the year 2001 reflects this decision. The effect of the indefinite reinvestment of the U.K. earnings in 2002 was to lower the annual effective tax rate but this decline was more than offset by prior year foreign tax expense recorded in 2002, primarily $5.9 million for a Norwegian income tax settlement. See "-- Other."

LIQUIDITY

     A discussion of the sources and uses of cash for the year ended December 31, 2003 compared to the same period in 2002 follows.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                         2003         2002       CHANGE
                                                      ----------   ----------   ---------
                                                                (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net (loss) income.................................   $(48,414)    $ 62,520    $(110,934)
  Net changes in operating assets and liabilities...     (9,413)      56,592      (66,005)
  Loss (Gain) on sale of marketable securities......      6,884      (36,504)      43,388
  Depreciation and other non-cash items, net........    213,374      205,702        7,672
                                                       --------     --------    ---------
                                                       $162,431     $288,310    $(125,879)
                                                       ========     ========    =========

     Cash generated by a net loss adjusted for non-cash items, including depreciation, for the year ended December 31, 2003 decreased $125.9 million compared to the same period in 2002 primarily due to a decline in the results of operations in 2003.

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                   2003          2002         CHANGE
                                                -----------   -----------   -----------
                                                            (IN THOUSANDS)
NET CASH USED IN INVESTING ACTIVITIES
  Purchase of marketable securities...........  $(2,972,051)  $(5,098,320)  $ 2,126,269
  Capital expenditures (excluding rig
     acquisition).............................     (208,526)     (273,805)       65,279
  Rig acquisition.............................      (63,500)      (67,000)        3,500
  Proceeds from sale of assets................        2,270         1,640           630
  Proceeds from settlement of forward
     contracts................................        2,492         1,116         1,376
  Proceeds from sale of marketable
     securities...............................    3,087,164     5,260,922    (2,173,758)
  Securities repurchased under repurchase
     agreements...............................           --      (199,062)      199,062
                                                -----------   -----------   -----------
                                                $  (152,151)  $  (374,509)  $   222,358
                                                ===========   ===========   ===========

     Net cash used in investing activities decreased $222.4 million during the year ended December 31, 2003 compared to the same period in 2002. During the years ended December 31, 2003 and 2002, cash was provided by the net sale and maturity of certain of the Company's investments in marketable securities, the settlement of forward contracts at favorable exchange rates and the sale of miscellaneous equipment. Cash used during 2003 was for the purchase of the semisubmersible rig, Omega, renamed the Ocean Patriot, and capital expenditures primarily to complete the upgrade of the Ocean Rover and the upgrades of three of the Company's jack-up rigs. During the year ended December 31, 2002, $199.1 million was used for the repurchase of securities sold under repurchase agreements in 2001 and $273.8 million was used for capital expenditures (primarily the Ocean Baroness and Ocean Rover upgrades). There were no outstanding loaned debt securities sold under repurchase agreements at December 31, 2003. In December 2002 the Company spent $68.5 million ($67.0 million excluding inventory) for the purchase of the Ocean Vanguard.

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          2003         2002       CHANGE
                                                       ----------   -----------   -------
                                                                 (IN THOUSANDS)
NET CASH USED IN FINANCING ACTIVITIES
  Payment of dividends...............................   $(57,022)    $ (65,685)   $ 8,663
  Acquisition of treasury stock......................    (18,211)      (43,424)    25,213
  Ocean Alliance lease-leaseback agreement...........    (11,155)      (10,426)      (729)
  Settlement of put options..........................         --        (1,193)     1,193
                                                        --------     ---------    -------
                                                        $(86,388)    $(120,728)   $34,340
                                                        ========     =========    =======

     The Company paid cash dividends of $57.0 million to stockholders in 2003 compared to $65.7 million in 2002. Cash dividends paid in 2003 were lower primarily due to a reduction in the dividend rate for dividends paid in December 2003 ($0.0625 per share of common stock) compared to the dividend rate used for payments made in March, June and September of 2003 ($0.125 per share of common stock). The Company reduced the dividend rate due to declines in earnings and in an effort to maintain the Company's strong liquidity position.

     During the year ended December 31, 2003, the Company purchased 1,014,000 shares of its common stock at an aggregate cost of $18.2 million, or at an average cost of $17.96 per share. During the year ended December 31, 2002, the Company purchased 1,716,700 shares of its common stock at an aggregate cost of $43.4 million, or at an average cost of $25.30 per share. This includes the Company's purchase of 500,000 shares of its common stock at an aggregate cost of $20.0 million, or $40.00 per share, upon the exercise of put options sold in February 2001. See "-- Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of Part I of this report. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise.

     Cash used in financing activities in 2003 and 2002 included payments of $11.2 million and $10.4 million, respectively, in accordance with the Company's December 2000 lease-leaseback agreement with a European bank. As of December 31, 2003, three of five annual installments of $13.7 million each (including principal and interest) had been made. The lease-leaseback agreement provided for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. This financing agreement has an effective interest rate of 7.13% and is an unsecured obligation of the Company.

     Cash was also used during 2002 for payments totaling $1.2 million for the settlement of put options which covered 1,000,000 shares of the Company's common stock. The options gave the holders the right to require the Company to repurchase up to the contracted number of shares of its common stock at the stated exercise price per share at any time prior to their expiration. The Company had the option to settle in cash or shares of its common stock. Put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during 2002. See "-- Treasury Stock and Common Equity Put Options" in Note 1 to the Company's Consolidated Financial Statements in Item 1 of this report.

  CONTRACTUAL CASH OBLIGATIONS.

                                                    PAYMENTS DUE BY PERIOD
                                ---------------------------------------------------------------
                                             LESS THAN                                 AFTER
                                  TOTAL       1 YEAR     1 - 3 YEARS   4 - 5 YEARS    5 YEARS
                                ----------   ---------   -----------   -----------   ----------
                                                        (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-term debt -- principal...  $  939,999    $11,969      $12,818       $    --     $  915,212
Long-term debt -- interest....     595,170      8,663       14,714        13,800        557,993
Operating leases..............       1,982      1,438          512            32             --
Performance, bid, customs and
  export bonds................      68,975     34,928       26,470         7,577             --
                                ----------    -------      -------       -------     ----------
Total obligations.............  $1,606,126    $56,998      $54,514       $21,409     $1,473,205
                                ==========    =======      =======       =======     ==========

     Purchase obligations at December 31, 2003 related to direct rig operations are excluded from the above table as there are no purchase obligations for major rig upgrades or any other significant obligations other than those necessary for the normal course of business that existed at December 31, 2003.

     Payments of the Company's long-term debt, including interest, could be accelerated due to certain rights that holders of the Company's debentures have to put the securities to the Company. See discussion below.

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

     The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date.

  LETTERS OF CREDIT.

     The Company is contingently liable as of December 31, 2003 in the amount of $69.0 million under certain performance, bid, customs and export bonds. On the Company's behalf, banks have issued letters of credit securing certain of these bonds. Agreements with these banks contain terms that allow the banks to require cash collateralization of the entire line for any reason.

  CREDIT RATINGS.

     As of the date of this report, the Company's current credit rating is Baa1 for Moody's Investors Services ("Moody's") and A for Standard & Poor's. In 2003 Moody's lowered its ratings of the Company's long-term debt to Baa1 from A3. In addition, Standard & Poor's placed ratings of the Company's debt under review for a possible downgrade. Moody's lowered the Company's ratings primarily due to financial performance that was below Moody's expectations to be considered an A3 rating level. Although the Company's long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

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

     At December 31, 2003 and December 31, 2002, the Company had no off-balance sheet debt.

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

     During the year ended December 31, 2003, the Company spent $102.7 million, including capitalized interest expense, for rig upgrades, of which $67.0 million was for the deepwater upgrade of the Ocean Rover and $35.7 million was for the upgrade of six of the Company's jack-up rigs.

     The Company has budgeted approximately $15 million during 2004 to upgrade one of the Company's high specification semisubmersible units, the Ocean America with capabilities making it more suitable for developmental drilling.

     The upgrade of the Ocean Rover, which began in January 2002, was completed early in July 2003 on time and under budget. The project was completed for approximately $188 million, below management's original estimated cost of $200 million. The rig commenced its contract with Murphy Sabah Oil Company, Ltd. on July 10, 2003 for a minimum three-well drilling program offshore Malaysia.

     The Company's two-year program to expand the capabilities of its jack-up fleet by significantly upgrading 6 of its 14 jack-up rigs has been completed. Three of these upgrades were completed in 2002, two were completed in 2003 and the one was completed early in 2004. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig prior to the upgrade, completed leg extension installations in May 2003 allowing the rig to work in water depths up to 300 feet. The cost of this upgrade was approximately $11 million. The Ocean Tower, a 350-foot water depth capability independent-leg slot rig prior to its upgrade, completed its cantilever upgrade in March 2003 for approximately $27 million. The installation of a cantilever package on the Ocean Titan was completed in early 2004 for approximately $22 million.

     During the year ended December 31, 2003, the Company spent $105.8 million on its continuing rig capital maintenance program (other than rig upgrades) and to meet other corporate capital expenditure requirements. In addition, the Company spent $65.0 million ($63.5 million capitalized to rig equipment) for the purchase of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot.

     The Company has budgeted $66 million for 2004 capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements.

     The Company expects to finance its 2004 capital expenditures through the use of existing cash balances or internally generated funds.

OTHER

     Currency Risk. Certain of the Company's subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include Mexico, Brazil, the U.K., Australia, Indonesia, Malaysia and Vietnam. When possible, the Company attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company's estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. At present, however, only a limited number of the Company's contracts are payable both in U.S. dollars and the local currency. The Company has not hedged its exposure to changes in the exchange rate between U.S. dollars and the local currencies but it may seek to do so in the future.

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

     Forward Exchange Contracts. In some instances, a foreign exchange forward contract is used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates. In June 2002 the Company entered into forward contracts to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million Australian dollars to be purchased on July 31, 2003. In July 2001 the Company entered into 12 forward contracts to purchase 3.5 million Australian dollars at each month end through July 31, 2002. As of December 31, 2003, the Company had satisfied all obligations under these contracts and has not entered into any new forward exchange contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company's adoption of SFAS No. 150 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is to be applied prospectively for contracts entered into or modified after June 30, 2003. For contracts involving hedging relationships, SFAS No. 149 should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's adoption of SFAS No. 149 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

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

     - future uses of and requirements for financial resources (see "-- Liquidity" and "-- Capital Resources");

     - interest rate and foreign exchange risk (see "-- other" and "Quantitative and Qualitative Disclosures About Market Risk");

     - future contractual obligations (see "-- Industry Conditions," "-- Operations Outside the United States" and
       "-- Liquidity -- Contractual Cash Obligations");

     - future operations outside the United States including, without limitation, the Company's operations in Mexico (see "-- Industry Conditions" and "-- Operations Outside the United States");

     - business strategy;

     - growth opportunities;

     - competitive position;

     - expected financial position;

     - future cash flows;

     - future dividends;

     - financing plans;

     - tax planning;

     - budgets for capital and other expenditures (see "-- Capital Resources");

     - timing and cost of completion of rig upgrades and other capital projects (see "-- Capital Resources");

     - delivery dates and drilling contracts related to rig conversion and upgrade projects (see "-- Industry Conditions" and "-- Capital Resources");

     - plans and objectives of management;

     - performance of contracts (see "-- Industry Conditions," "-- Operations Outside the United States" and "-- Integrated Services");

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

     The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, 2003 and December 31, 2002, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

     The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 2003 and December 31, 2002, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

     The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes in market interest rates on the Company's earnings or stockholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

     The Company's long-term debt, as of December 31, 2003 and December 31, 2002 is denominated in U.S. dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $150.5 million and $153.8 million, respectively. A 100-basis point decrease would result in an increase in market value of $186.8 million and $192.7 million, respectively.

FOREIGN EXCHANGE RISK

     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. In mid-2002 the Company had contracted to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29,

2002 through June 26, 2003, and 3.8 million Australian dollars to be purchased on July 31, 2003. These foreign exchange forward contracts are recorded at their fair value determined by discounting future cash flows at current forward rates. As of December 31, 2003, the Company had satisfied all obligations under these contracts and has not entered into any new forward exchange contracts. At December 31, 2002, an asset of $0.2 million reflecting the fair value of the forward contracts was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. The sensitivity analysis assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2002, with all other variables held constant.

     The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):

                                      FAIR VALUE ASSET (LIABILITY)       MARKET RISK
                                      ----------------------------     ----------------
                                              DECEMBER 31,               DECEMBER 31,
                                      ----------------------------     ----------------
                                        2003               2002        2003      2002
                                      ---------         ----------     ----     -------
                                                       (IN THOUSANDS)
CATEGORY OF RISK EXPOSURE:
Interest rate:......................
  Marketable securities.............  $503,995(a)       $ 627,614(a)   $700(c)  $21,500(c)
  Long-term debt....................  (909,100)(b)       (901,800)(b)
Foreign Exchange....................        --                151        --       2,300(d)

---------------

(a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on December 31, 2003 and December 31, 2002.

(b) The fair values of the Company's 1.5% Debentures due 2031 and zero coupon convertible debentures due 2020 are based on the quoted closing market prices on December 31, 2003 and December 31, 2002. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 2.08% for December 31, 2003 and 6.62% for December 31, 2002.

(c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at December 31, 2003 and December 31, 2002.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diamond Offshore Drilling, Inc. and subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2004

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  106,345   $  182,453
  Marketable securities.....................................     503,995      627,614
  Accounts receivable.......................................     154,124      146,957
  Rig inventory and supplies................................      48,035       45,405
  Prepaid expenses and other................................      22,764       28,870
                                                              ----------   ----------
     Total current assets...................................     835,263    1,031,299
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION..................................   2,257,876    2,164,627
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $30,684........      11,099       24,714
OTHER ASSETS................................................      30,781       35,668
                                                              ----------   ----------
     Total assets...........................................  $3,135,019   $3,256,308
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $   11,969   $   11,155
  Accounts payable..........................................      15,653       37,264
  Accrued liabilities.......................................      65,617       63,113
  Taxes payable.............................................       6,761        4,413
                                                              ----------   ----------
     Total current liabilities..............................     100,000      115,945
LONG-TERM DEBT..............................................     928,030      924,475
DEFERRED TAX LIABILITY......................................     384,505      375,309
OTHER LIABILITIES...........................................      42,004       33,065
                                                              ----------   ----------
     Total liabilities......................................   1,454,539    1,448,794
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 10).....................          --           --
STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares
     authorized, none issued and outstanding)...............          --           --
  Common stock (par value $0.01, 500,000,000 shares
     authorized, 133,457,055 shares issued and 129,322,455
     and 130,336,455 shares outstanding at December 31, 2003
     and December 31, 2002, respectively)...................       1,335        1,335
  Additional paid-in capital................................   1,263,692    1,263,692
  Retained earnings.........................................     515,906      621,342
  Accumulated other comprehensive losses....................      (4,117)        (730)
  Treasury stock, at cost (4,134,600 and 3,120,600 shares at
     December 31, 2003 and 2002, respectively)..............     (96,336)     (78,125)
                                                              ----------   ----------
     Total stockholders' equity.............................   1,680,480    1,807,514
                                                              ----------   ----------
     Total liabilities and stockholders' equity.............  $3,135,019   $3,256,308
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
REVENUES:
  Contract drilling.........................................  $652,098   $724,213   $885,349
  Revenues related to reimbursable expenses.................    28,843     28,348     38,951
                                                              --------   --------   --------
     Total revenues.........................................   680,941    752,561    924,300
                                                              --------   --------   --------
OPERATING EXPENSES:
  Contract drilling.........................................   487,839    468,272    467,547
  Reimbursable expenses.....................................    26,050     25,885     36,151
  Depreciation and amortization.............................   175,578    177,495    170,017
  General and administrative................................    28,868     29,009     25,502
  Write down of rigs........................................     1,598         --         --
  Gain on sale of assets....................................      (669)       (84)      (327)
                                                              --------   --------   --------
     Total operating expenses...............................   719,264    700,577    698,890
                                                              --------   --------   --------
OPERATING (LOSS) INCOME.....................................   (38,323)    51,984    225,410
OTHER INCOME (EXPENSE):
  Interest income...........................................    12,007     29,767     48,682
  Interest expense..........................................   (23,928)   (23,583)   (38,085)
  (Loss) gain on sale of marketable securities..............    (6,884)    36,504     27,141
  Other, net................................................     2,891      1,502     (2,663)
                                                              --------   --------   --------
(LOSS) INCOME BEFORE INCOME TAX EXPENSE.....................   (54,237)    96,174    260,485
INCOME TAX BENEFIT (EXPENSE)................................     5,823    (33,654)   (86,662)
                                                              --------   --------   --------
NET (LOSS) INCOME...........................................  $(48,414)  $ 62,520   $173,823
                                                              ========   ========   ========
(LOSS) EARNINGS PER SHARE:
  BASIC.....................................................  $  (0.37)  $   0.48   $   1.31
                                                              ========   ========   ========
  DILUTED...................................................  $  (0.37)  $   0.47   $   1.26
                                                              ========   ========   ========
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Shares of common stock....................................   130,253    131,285    132,886
  Dilutive potential shares of common stock.................        --      9,428      9,479
                                                              --------   --------   --------
  Total weighted-average shares outstanding assuming
     dilution...............................................   130,253    140,713    142,365
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ACCUMULATED
                                 COMMON STOCK       ADDITIONAL                  OTHER           TREASURY STOCK          TOTAL
                             --------------------    PAID-IN     RETAINED   COMPREHENSIVE    --------------------   STOCKHOLDERS'
                               SHARES      AMOUNT    CAPITAL     EARNINGS   GAINS (LOSSES)    SHARES      AMOUNT       EQUITY
                             -----------   ------   ----------   --------   --------------   ---------   --------   -------------
                                                           (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
JANUARY 1, 2001............  133,150,477   $1,332   $1,248,665   $517,186      $   670              --   $     --    $1,767,853
Net income.................           --      --            --    173,823           --              --         --       173,823
Treasury stock purchase....           --      --            --         --           --       1,403,900    (37,768)      (37,768)
Dividends to stockholders
  ($0.50 per share)........           --      --            --    (66,502)          --              --         --       (66,502)
Put option premiums........           --      --         6,876         --           --              --         --         6,876
Conversion of long-term
  debt.....................      306,578       3        12,411         --           --              --         --        12,414
Exchange rate changes,
  net......................           --      --            --         --         (170)             --         --          (170)
Loss on investments, net...           --      --            --         --         (620)             --         --          (620)
Minimum pension
  adjustment...............           --      --            --         --       (2,760)             --         --        (2,760)
                             -----------   ------   ----------   --------      -------       ---------   --------    ----------
DECEMBER 31, 2001..........  133,457,055   1,335     1,267,952    624,507       (2,880)      1,403,900    (37,768)    1,853,146
                             -----------   ------   ----------   --------      -------       ---------   --------    ----------
Net income.................           --      --            --     62,520           --              --         --        62,520
Treasury stock purchase....           --      --            --         --           --       1,716,700    (43,424)      (43,424)
Dividends to stockholders
  ($0.50 per share)........           --      --            --    (65,685)          --              --         --       (65,685)
Put option premiums........           --      --        (4,260)        --           --              --      3,067        (1,193)
Exchange rate changes,
  net......................           --      --            --         --         (678)             --         --          (678)
Gain on investments, net...           --      --            --         --           68              --         --            68
Minimum pension
  adjustment...............           --      --            --         --        2,760              --         --         2,760
                             -----------   ------   ----------   --------      -------       ---------   --------    ----------
DECEMBER 31, 2002..........  133,457,055   1,335     1,263,692    621,342         (730)      3,120,600    (78,125)    1,807,514
                             -----------   ------   ----------   --------      -------       ---------   --------    ----------
Net loss...................           --      --            --    (48,414)          --              --         --       (48,414)
Treasury stock purchase....           --      --            --         --           --       1,014,000    (18,211)      (18,211)
Dividends to stockholders
  ($0.438 per share).......           --      --            --    (57,022)          --              --         --       (57,022)
Exchange rate changes,
  net......................           --      --            --         --         (288)             --         --          (288)
Loss on investments, net...           --      --            --         --       (3,099)             --         --        (3,099)
                             -----------   ------   ----------   --------      -------       ---------   --------    ----------
DECEMBER 31, 2003..........  133,457,055   $1,335   $1,263,692   $515,906      $(4,117)      4,134,600   $(96,336)   $1,680,480
                             ===========   ======   ==========   ========      =======       =========   ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2003      2002       2001
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
NET (LOSS) INCOME...........................................  $(48,414)  $62,520   $173,823
OTHER COMPREHENSIVE (LOSSES) GAINS, NET OF TAX:
  Foreign currency translation loss.........................      (288)     (678)      (170)
  Unrealized holding (loss) gain on investments.............      (311)    2,708      2,501
  Reclassification adjustment for loss included in net
     income.................................................    (2,788)   (2,640)    (3,121)
  Minimum pension liability adjustment......................        --     2,760     (2,760)
                                                              --------   -------   --------
     Total other comprehensive (loss) gain..................    (3,387)    2,150     (3,550)
                                                              --------   -------   --------
COMPREHENSIVE (LOSS) INCOME.................................  $(51,801)  $64,670   $170,273
                                                              ========   =======   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2003          2002          2001
                                                          -----------   -----------   -----------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net (loss) income.....................................  $   (48,414)  $    62,520   $   173,823
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization......................      175,578       177,495       170,017
     Write-down of rigs.................................        1,598            --            --
     Gain on sale of assets.............................         (669)          (84)         (327)
     (Gain) loss on sale of marketable securities,
       net..............................................        6,884       (36,504)      (27,141)
     Loss from early debt extinguishment................           --            --        11,880
     Deferred tax provision.............................       23,213        16,598        74,264
     Accretion of discounts on marketable securities....       (3,051)       (4,603)       (2,369)
     Amortization of debt issuance costs................        1,181         1,302         1,482
     Accretion of discount on zero coupon convertible
       debentures.......................................       15,524        14,994        14,481
  Changes in operating assets and liabilities:
     Accounts receivable................................       (7,167)       46,696       (40,201)
     Rig inventory and supplies and other current
       assets...........................................        5,111        13,896             3
     Other assets, non-current..........................        3,706         1,176       (11,178)
     Accounts payable and accrued liabilities...........      (19,107)        9,086          (518)
     Taxes payable......................................        2,348        (8,381)        5,285
     Other liabilities, non-current.....................        8,939        (3,324)        5,411
     Other items, net...................................       (3,243)       (2,557)       (4,176)
                                                          -----------   -----------   -----------
          Net cash provided by operating activities.....      162,431       288,310       370,736
                                                          -----------   -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures (excluding rig acquisitions).....     (208,526)     (273,805)     (268,617)
  Rig acquisitions......................................      (63,500)      (67,000)           --
  Proceeds from sale of assets..........................        2,270         1,640         1,726
  Proceeds from sale and maturities of marketable
     securities.........................................    3,087,164     5,260,922     2,468,971
  Purchase of marketable securities.....................   (2,972,051)   (5,098,320)   (2,467,218)
  Securities (repurchased) sold under repurchase
     agreements.........................................           --      (199,062)      199,062
  Proceeds from settlement of forward contracts.........        2,492         1,116           226
                                                          -----------   -----------   -----------
          Net cash used in investing activities.........     (152,151)     (374,509)      (65,850)
                                                          -----------   -----------   -----------
FINANCING ACTIVITIES:
  Acquisition of treasury stock.........................      (18,211)      (43,424)      (37,768)
  Proceeds from sale of put options.....................           --            --         6,876
  Settlement of put options.............................           --        (1,193)           --
  Payment of dividends..................................      (57,022)      (65,685)      (66,502)
  Payments under lease-leaseback agreement..............      (11,155)      (10,426)       (9,732)
  Early extinguishment of debt -- 3.75% Notes...........           --            --      (395,622)
  Issuance of 1.5% Debentures...........................           --            --       460,000
  Debt issuance costs -- 1.5% Debentures................           --            --       (10,899)
                                                          -----------   -----------   -----------
          Net cash used in financing activities.........      (86,388)     (120,728)      (53,647)
                                                          -----------   -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.................      (76,108)     (206,927)      251,239
  Cash and cash equivalents, beginning of year..........      182,453       389,380       138,141
                                                          -----------   -----------   -----------
  Cash and cash equivalents, end of year................  $   106,345   $   182,453   $   389,380
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

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BUSINESS

     Diamond Offshore Drilling, Inc. (the "Company") was incorporated in Delaware on April 13, 1989. As of February 23, 2004, Loews Corporation ("Loews") owned 54.2% of the outstanding shares of common stock of the Company.

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

  SUPPLEMENTARY CASH FLOW INFORMATION

     Cash payments made for interest on long-term debt, including commitment fees, totaled $9.5 million, $10.2 million, and $17.1 million during the years ended December 31, 2003, 2002, and 2001, respectively.

     Cash payments for foreign income taxes, net of foreign tax refunds, were $8.5 million, $14.7 million, and $4.3 million during the years ended December 31, 2003, 2002, and 2001, respectively. A $39.0 million and $17.3 million net cash refund of U.S. income tax was received during the years ended December 31, 2003 and 2002, respectively. Cash payments for U.S. income taxes totaling $28.8 million were made during the year ended December 31, 2001.

  RIG INVENTORY AND SUPPLIES

     Inventories primarily consist of replacement parts and supplies held for use in the operations of the Company. Inventories are stated at the lower of cost or estimated value.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Costs incurred for major rig upgrades are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade is completed and the rig is placed in service. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives from the year the asset is placed in service.

  CAPITALIZED INTEREST

     Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Operations is as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Total interest cost including amortization of debt
  issuance costs........................................   $26,129     $26,461     $28,850
Capitalized interest....................................    (2,201)     (2,878)     (2,645)
Loss from early extinguishment of debt..................        --          --      11,880
                                                           -------     -------     -------
  Total interest expense as reported....................   $23,928     $23,583     $38,085
                                                           =======     =======     =======

     Interest on the Ocean Rover was capitalized through July 10, 2003, when its upgrade was complete. As of December 31, 2003, there were no capital projects in progress for which interest was being capitalized.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluated all of the cold stacked rigs in its fleet during 2003 and, as a result, the Ocean Century and Ocean Prospector were written down $1.6 million to their fair market values of $375,000 each. These rigs were subsequently sold for $375,000 each (pre-tax) in December 2003. No other instance of impairment was noted.

  GOODWILL

     Prior to January 1, 2002, goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") had been amortized on a straight-line basis over 20 years. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 and, accordingly, suspended amortization of goodwill. On January 1, 2002, goodwill and accumulated amortization was $69.0 million and $30.7 million, respectively.

     Adjustments of $13.6 million during each of the years ended December 31, 2003, 2002 and 2001 were recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero in the fourth quarter of 2004. See Note 6.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly-owned subsidiary of Diamond Offshore Drilling, Inc. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Islands subsidiary. Effective January 1, 2003, the Company began to postpone remittance of the earnings from this subsidiary (which included its U.K. subsidiaries) to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the year ended 2003. Beginning in 2001, the Company decided to indefinitely reinvest a portion of the earnings of its U.K. subsidiaries. Consequently, no U.S. deferred taxes were provided on these earnings in 2002 or in 2001.

  TREASURY STOCK AND COMMON EQUITY PUT OPTIONS

     Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets.

     During the year ended December 31, 2003, the Company purchased 1,014,000 shares of its common stock at an aggregate cost of $18.2 million, or at an average cost of $17.96 per share.

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

     As of December 31, 2003, Loews owned 54.2% of the outstanding shares of common stock of the Company. The Company had been a wholly owned subsidiary of Loews prior to its initial public offering in October 1995. The increase of Loews ownership from 53.8% at December 31, 2002 to 54.2% at December 31, 2003 is a result of the Company's purchase of its common stock during 2003.

     The Company settled put options which covered 1,000,000 shares of its common stock during the year ended December 31, 2002, with cash payments totaling $1.2 million and reduced "Additional paid-in-capital" in the Consolidated Balance Sheet for amounts paid to settle these put options. The Company's remaining put options sold in 2001, which covered 187,321 shares of the Company's common stock, expired during 2002. There were no common equity put option transactions during 2003 and none outstanding at December 31, 2003 and 2002.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK-BASED COMPENSATION

     In 2000 the Company adopted a stock option plan ("2000 Stock Option Plan") whereby certain of the Company's employees, consultants and non-employee directors may be granted options to purchase stock. The Company accounts for the 2000 Stock Option Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. See
Note 13. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003      2002       2001
                                                        --------   -------   --------
                                                            (IN THOUSANDS EXCEPT
                                                             PER SHARE AMOUNTS)
Net (loss) income as reported.........................  $(48,414)  $62,520   $173,823
  Deduct: Total stock-based employee compensation
     expense determined under fair value based method,
     net of tax.......................................    (1,122)     (925)      (677)
                                                        --------   -------   --------
  Pro forma net (loss) income.........................  $(49,536)  $61,595   $173,146
                                                        ========   =======   ========
(Loss) earnings Per Share of Common Stock:
  As reported.........................................  $  (0.37)  $  0.48   $   1.31
  Pro forma...........................................  $  (0.38)  $  0.47   $   1.30
(Loss) earnings Per Share of Common Stock -- assuming
  dilution:
  As reported.........................................  $  (0.37)  $  0.47   $   1.26
  Pro forma...........................................  $  (0.38)  $  0.47   $   1.26

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

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003 the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company's adoption of SFAS No. 150 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is to be applied prospectively for contracts entered into or modified after June 30, 2003. For contracts involving hedging relationships, SFAS No. 149 should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's adoption of SFAS No. 149 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

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

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

2.  (LOSS) EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2003          2002          2001
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET (LOSS) INCOME- BASIC (NUMERATOR):................   $(48,414)     $ 62,520      $173,823
  Effect of dilutive potential shares
     Convertible subordinated notes -- 3.75%.........         --            --         2,424
     Zero coupon convertible debentures..............         --            --            --
     Convertible senior debentures -- 1.5%...........         --         4,164         3,062
                                                        --------      --------      --------
NET (LOSS) INCOME INCLUDING CONVERSIONS -- DILUTED
  (NUMERATOR):.......................................   $(48,414)     $ 66,684      $179,309
                                                        ========      ========      ========
WEIGHTED-AVERAGE SHARES -- BASIC (DENOMINATOR):......    130,253       131,285       132,886
  Effect of dilutive potential shares
     Convertible subordinated notes -- 3.75%.........         --            --         2,564
     Zero coupon convertible debentures..............         --            --            --
     Convertible senior debentures -- 1.5%...........         --         9,383         6,812
     Stock options...................................         --             4             1
     Put options.....................................         --            41           102
                                                        --------      --------      --------
WEIGHTED-AVERAGE SHARES INCLUDING
  CONVERSIONS -- DILUTED (DENOMINATOR):..............    130,253       140,713       142,365
                                                        ========      ========      ========
(LOSS) EARNINGS PER SHARE:
BASIC................................................   $  (0.37)     $   0.48      $   1.31
                                                        ========      ========      ========
DILUTED..............................................   $  (0.37)     $   0.47      $   1.26
                                                        ========      ========      ========

     The computation of diluted earnings per share ("EPS") for the years ended December 31, 2003, 2002 and 2001 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), issued in June 2000. The computation of diluted EPS for the year ended December 31, 2003 excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures. Potentially

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dilutive shares were excluded from the computation of diluted EPS because the inclusion of such shares would be antidilutive.

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

     Certain stock options were excluded from the computation of diluted EPS because the options' exercise prices were more than the average market price per share of the common stock. Stock options representing 464,275 shares, 377,525 shares and 182,700 shares of common stock were excluded for the years ended December 31, 2003, 2002 and 2001, respectively.

     Incremental shares calculated from stock options with average market prices that exceeded their exercise prices during the period (in-the-money options) were excluded from the computation of diluted EPS for the year ended December 31, 2003 because potential shares of common stock are not included when a loss from continuing operations exists.

3.  MARKETABLE SECURITIES

     Investments classified as available for sale are summarized as follows:

                                                              DECEMBER 31, 2003
                                                      ---------------------------------
                                                                 UNREALIZED     MARKET
                                                        COST     GAIN (LOSS)    VALUE
                                                      --------   -----------   --------
                                                               (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and
  other U.S. government agencies:
  Due within one year...............................  $499,784      $  44      $499,828
Collateralized mortgage obligations.................     4,812       (645)        4,167
                                                      --------      -----      --------
  Total.............................................  $504,596      $(601)     $503,995
                                                      ========      =====      ========

                                                              DECEMBER 31, 2002
                                                       --------------------------------
                                                                  UNREALIZED    MARKET
                                                         COST        GAIN       VALUE
                                                       --------   ----------   --------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and other
  U.S. government agencies:
  Due within one year................................  $449,445     $   20     $449,465
Collateralized mortgage obligations..................   174,003      4,146      178,149
                                                       --------     ------     --------
  Total..............................................  $623,448     $4,166     $627,614
                                                       ========     ======     ========

     All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Proceeds from maturities....................................  $2,075,000   $  500,000
Proceeds from sales.........................................   1,012,164    4,760,922
Gross realized gains........................................       2,860       41,945
Gross realized losses.......................................      (9,744)      (5,441)

     In November 2003 the requirement for disclosure of investments held-to-maturity or available-for-sale that are impaired at the balance sheet date but for which an "other-than-temporary" loss has not been recognized was announced by the Emerging Issues Task Force ("EITF") under EITF Issue 03-1. At December 31, 2003, the Company held the following impaired investments:

                                                                DECEMBER 31, 2003
                                                           ----------------------------
                                                                    UNREALIZED   MARKET
                                                            COST       LOSS      VALUE
                                                           ------   ----------   ------
                                                                  (IN THOUSANDS)
Continuous loss position less than 12 months:............  $   --     $  --      $   --
Continuous loss position 12 months or more:
  Collateralized mortgage obligations....................   4,812      (645)      4,167
                                                           ------     -----      ------
     Total...............................................  $4,812     $(645)     $4,167
                                                           ======     =====      ======

     Collateralized mortgage obligations ("CMOs") at December 31, 2003 consisted solely of one security that has been in a continuous unrealized loss position for 18 months. CMOs consist of a bundle of mortgage backed securities, or in some cases pools of mortgages. Although CMOs have a stated maturity, the full repayment of principal could occur well in advance of that date if many homeowners sell their property, refinance their mortgages, default on their mortgages, or prepay the underlying loans faster than scheduled. This lack of payment certainty is referred to as prepayment risk. The decline in mortgage rates over the past year has accelerated prepayments and has contributed to the decrease in the market value of CMOs.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

  FORWARD EXCHANGE CONTRACTS

     The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. A technique the Company uses for minimizing its foreign exchange risk involves structuring customer contracts to provide for payment in both the U.S. dollar and the foreign currency. The payment portion denominated in the foreign currency is based on anticipated foreign currency requirements over the contract term. In some instances, when customer contracts cannot be structured to generate a sufficient amount of foreign currency for operating purposes, a foreign exchange forward contract may be used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

     In June 2002 the Company entered into forward contracts to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million Australian dollars to be purchased on July 31, 2003. In July 2001 the Company entered into 12 forward contracts to purchase 3.5 million Australian dollars at each month end through July 31, 2002. These

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

forward contracts were derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 and 2001 did not qualify for hedge accounting. A pre-tax gain of $2.3 million and $1.1 million was recorded in the Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, respectively, in "Other income (expense)." As of December 31, 2003, the Company had satisfied all obligations under these contracts and has not entered into any new forward exchange contracts.

  CONTINGENT INTEREST

     The Company's $460.0 million principal amount of 1.5% Debentures which were issued on April 11, 2001, and are due on April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance or at December 31, 2003 and December 31, 2002.

5.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Drilling rigs and equipment................................  $ 3,453,219   $ 3,091,892
Construction work-in-progress..............................       21,274       141,247
Land and buildings.........................................       15,220        15,035
Office equipment and other.................................       22,080        21,076
                                                             -----------   -----------
  Cost.....................................................    3,511,793     3,269,250
Less accumulated depreciation..............................   (1,253,917)   (1,104,623)
                                                             -----------   -----------
  Drilling and other property and equipment, net...........  $ 2,257,876   $ 2,164,627
                                                             ===========   ===========

     Construction work-in-progress at December 31, 2003 consists of costs related to the Ocean Titan cantilever conversion project which was completed in January 2004.

     In December 2003 the Company sold two of its early second generation semisubmersible drilling rigs, the Ocean Century and Ocean Prospector, for a total of $750,000 pre-tax. These rigs, had been cold stacked in the Gulf of Mexico since July 1998 and October 1998, respectively, and in September 2003, were written down by $1.6 million to their fair market values of $375,000 each and subsequently retired from service as offshore drilling units.

     In July 2003 approximately $175.7 million was reclassified from construction work-in-progress to drilling rigs and equipment upon completion of the significant upgrade of the Ocean Rover to high specification capabilities. The upgrade was completed on time and under budget in July 2003 at which time the rig began a drilling program for Murphy Sabah Oil Company, Ltd. offshore Malaysia.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimates resulted in an increase to net income (after-tax) for the year ended December 31, 2003 of $20.4 million, or $0.16 per share. Prior years were not affected.

     In March 2003 Diamond Offshore Drilling Limited, a subsidiary of the Company, completed the acquisition of the third-generation semisubmersible drilling rig, Omega, renamed Ocean Patriot, for $65.0 million. The Company capitalized $63.5 million to drilling rigs and equipment and recorded $1.5 million to rig inventory.

     In December 2002 Diamond Offshore Drilling Limited, a subsidiary of the Company, completed the acquisition of the third-generation semisubmersible drilling rig, West Vanguard, renamed Ocean Vanguard, for $68.5 million. The Company capitalized $67.0 million to drilling rigs and equipment and $1.5 million to rig inventory.

     In March 2002 approximately $157.4 million was reclassified from construction work-in-progress to drilling rigs and equipment upon completion of the significant upgrade of the Ocean Baroness to high specification capabilities.

6.  GOODWILL

     Goodwill from the merger with Arethusa in 1996 was generated from an excess of the purchase price over the net assets acquired. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over 20 years. The Company adopted SFAS No. 142 on January 1, 2002, and, accordingly, suspended amortization of goodwill in 2002.

     The Company's net income and earnings per share, adjusted to exclude amortization expense (net of its related tax benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2003        2002       2001
                                                        ---------   --------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net (loss) income as reported.........................  $(48,414)   $62,520    $173,823
Add back: Goodwill amortization (net of tax)..........        --         --       2,118
                                                        --------    -------    --------
Adjusted net (loss) income............................  $(48,414)   $62,520    $175,941
                                                        ========    =======    ========
BASIC EARNINGS PER SHARE:
  Net (loss) income as reported.......................  $  (0.37)   $  0.48    $   1.31
  Add back: Goodwill amortization (net of tax)........        --         --        0.02
                                                        --------    -------    --------
  Adjusted net (loss) income..........................  $  (0.37)   $  0.48    $   1.33
                                                        ========    =======    ========
DILUTED EARNINGS PER SHARE:
  Net (loss) income as reported.......................  $  (0.37)   $  0.47    $   1.26
  Add back: Goodwill amortization (net of tax)........        --         --        0.01
                                                        --------    -------    --------
  Adjusted net (loss) income..........................  $  (0.37)   $  0.47    $   1.27
                                                        ========    =======    ========

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For purposes of applying SFAS No. 142, the Company determined that it has one reporting unit to which to assign goodwill. The Company performed the annual goodwill impairment test on December 31, 2003, and determined that the fair value of the reporting unit exceeded its carrying value and, accordingly, no further steps were required for testing goodwill impairment at that time.

     There were no recognized intangible assets other than goodwill associated with the Arethusa merger.

     During each of the years ended December 31, 2003, 2002 and 2001, an adjustment of $13.6 million was recorded to reduce goodwill before accumulated amortization. The adjustments represent tax benefits not previously recognized for the excess of tax deductible goodwill over the book goodwill amount. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill is recognized. Goodwill is expected to be reduced to zero in the fourth quarter of 2004.

7.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Personal injury and other claims............................  $ 7,455   $ 6,815
Payroll and benefits........................................   31,058    29,337
Interest payable............................................    1,537     1,588
Deferred revenue............................................    3,068     3,539
Other.......................................................   22,499    21,834
                                                              -------   -------
  Total.....................................................  $65,617   $63,113
                                                              =======   =======

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Zero coupon convertible debentures..........................  $455,212   $439,688
Convertible senior debentures-1.5%..........................   460,000    460,000
Ocean Alliance lease-leaseback agreement....................    24,787     35,942
                                                              --------   --------
                                                               939,999    935,630
Less: Current maturities....................................   (11,969)   (11,155)
                                                              --------   --------
  Total.....................................................  $928,030   $924,475
                                                              ========   ========

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003, are as follows (see discussion following table for a description of the rights that holders of the debentures have to put the securities to the Company):

                                                               (DOLLARS IN
                                                               THOUSANDS)
2004........................................................    $ 11,969
2005........................................................      12,818
2006........................................................          --
2007........................................................          --
2008........................................................          --
Thereafter..................................................     915,212
                                                                --------
                                                                 939,999
Less: Current maturities....................................     (11,969)
                                                                --------
  Total.....................................................    $928,030
                                                                ========

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

     The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008, if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or on December 31, 2003 or December 31, 2002.

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

  ZERO COUPON CONVERTIBLE DEBENTURES

     The Company's Zero Coupon Debentures issued on June 6, 2000 at a price of $499.60 per $1,000 debenture are due June 6, 2020, which represents a yield to maturity of 3.50% per year. The Company will not

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustments in certain events. The Zero Coupon Debentures are senior unsecured obligations of the Company.

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

     The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date.

  OCEAN ALLIANCE LEASE-LEASEBACK

     The Company entered into a lease-leaseback agreement with a European bank in December 2000. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. Three of the five annual payments have been made as of December 31, 2003. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

9.  COMPREHENSIVE (LOSS) INCOME

     The income tax effects allocated to the components of other comprehensive
(loss) income are as follows:

                                                           YEAR ENDED DECEMBER 31, 2003
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation loss....................   $  (443)      $  155      $  (288)
Unrealized loss on investments:
  Loss arising during 2003...........................      (478)         167         (311)
  Reclassification adjustment........................    (4,289)       1,501       (2,788)
                                                        -------       ------      -------
     Net unrealized loss.............................    (4,767)       1,668       (3,099)
                                                        -------       ------      -------
Other comprehensive loss.............................   $(5,210)      $1,823      $(3,387)
                                                        =======       ======      =======

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                           YEAR ENDED DECEMBER 31, 2002
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation loss....................   $(1,043)     $   365      $  (678)
Minimum pension liability adjustment.................     4,246       (1,486)       2,760
Unrealized gain on investments:
  Gain arising during 2002...........................     4,166       (1,458)       2,708
  Reclassification adjustment........................    (4,062)       1,422       (2,640)
                                                        -------      -------      -------
     Net unrealized gain.............................       104          (36)          68
                                                        -------      -------      -------
Other comprehensive income...........................   $ 3,307      $(1,157)     $ 2,150
                                                        =======      =======      =======

                                                           YEAR ENDED DECEMBER 31, 2001
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET-OF-TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Foreign currency translation loss....................   $  (262)     $    92      $  (170)
Minimum pension liability adjustment.................    (4,246)       1,486       (2,760)
Unrealized loss on investments:
  Gain arising during 2001...........................     3,848       (1,347)       2,501
  Reclassification adjustment........................    (4,802)       1,681       (3,121)
                                                        -------      -------      -------
     Net unrealized loss.............................      (954)         334         (620)
                                                        -------      -------      -------
Other comprehensive loss.............................   $(5,462)     $ 1,912      $(3,550)
                                                        =======      =======      =======

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases, which expire through the year 2007. Total rent expense amounted to $1.8 million, $1.4 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum future rental payments under leases are approximately $1.4 million, $0.3 million, $0.2 million and $32,000 for the years 2004 through 2007, respectively. There are no minimum future rental payments under leases after the year 2007.

     The Company is contingently liable as of December 31, 2003, in the amount of $69.0 million under certain performance, bid, customs and export bonds. On the Company's behalf, banks have issued letters of credit securing certain of these bonds. As of December 31, 2002, the Company was contingently liable for these same types of bonds in the amount of $16.1 million.

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

11.  FINANCIAL INSTRUMENTS

  CONCENTRATIONS OF CREDIT AND MARKET RISK

     Financial instruments which potentially subject the Company to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash and trade accounts receivable and investments in debt securities, including treasury inflation-indexed protected bonds and CMO's. The

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company places its temporary excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

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

     All of the Company's investments in debt securities are U.S. government securities or U.S. government-backed with minimal credit risk. However, the Company is exposed to market risk due to price volatility associated with interest rate fluctuations.

  FAIR VALUES

     The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of the Company's debt instruments are shown below:

                                                        YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                                  2003                          2002
                                       ---------------------------   ---------------------------
                                       FAIR VALUE   CARRYING VALUE   FAIR VALUE   CARRYING VALUE
                                       ----------   --------------   ----------   --------------
                                                             (IN MILLIONS)
Zero Coupon Debentures...............    $461.6         $455.2         $443.3         $439.7
1.5% Debentures......................    $420.9         $460.0         $422.2         $460.0
Ocean Alliance Lease-leaseback.......    $ 26.6         $ 24.8         $ 36.3         $ 35.9

     The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 2003 and 2002. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:

          Cash and cash equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.

          Marketable securities -- The fair values of the debt securities, including CMO's, available for sale were based on the quoted closing market prices on December 31, 2003 and 2002.

          Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

          Long-term debt -- The fair value of the Zero Coupon Debentures and the 1.5% Debentures was based on the quoted closing market price on December 31, 2003 and 2002 from brokers of these instruments. The fair value of the Ocean Alliance lease-leaseback agreement was based on the present value of estimated future cash flows using a discount rate of 2.08% and 6.62% at December 31, 2003 and 2002, respectively.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  RELATED-PARTY TRANSACTIONS

     The Company and Loews entered into a services agreement which was effective upon consummation of the Common Stock Offering (the "Services Agreement") pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company's option upon 30 days' notice to Loews and at the option of Loews upon six months' notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement unless due to the gross negligence or willful misconduct of Loews. The Company was charged $0.4 million, $0.3 million and $0.3 million by Loews for these support functions during the years ended December 31, 2003, 2002 and 2001, respectively.

     In November 2003 the Company began leasing office space to a subsidiary of Loews, Texas Gas Transmission, LLC. The lease is on a month-to-month basis for $1,380 per month. The Company received $2,760 during the year ended December 31, 2003.

13.  STOCK OPTION PLAN

     The Company's 2000 Stock Option Plan provides for issuance of either incentive stock options or non-qualified stock options to the Company's employees, consultants and non-employee directors. Options may be granted to purchase stock at no less than 100% of the market price of the stock on the date the option is granted. Such plan is reserved for issuance up to 750,000 shares of the Company's common stock, none of which had been issued as of December 31, 2003. Unless otherwise specified by the Board of Directors at the time of the grant, stock options have a maximum term of ten years, subject to earlier termination under certain conditions and vest over four years.

     The following table summarizes the stock option activity related to the 2000 Stock Option Plan:

                                        2003                         2002                         2001
                              -------------------------    -------------------------    -------------------------
                                           WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                            AVERAGE                      AVERAGE                      AVERAGE
                              OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                              -------    --------------    -------    --------------    -------    --------------
Outstanding, January 1......  419,400        $32.13        218,300        $37.68        109,000        $42.83
Granted.....................  173,000         20.23        201,100         26.11        109,300         32.54
                              -------        ------        -------        ------        -------        ------
Outstanding, December 31....  592,400        $28.66        419,400        $32.13        218,300        $37.68
                              =======        ======        =======        ======        =======        ======
Exercisable, December 31....  219,575        $34.20        103,950        $37.71         42,500        $40.13
                              =======        ======        =======        ======        =======        ======

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information for options outstanding and exercisable at December 31, 2003:

                                     OPTIONS OUTSTANDING
                        ----------------------------------------------       OPTIONS EXERCISABLE
                                   WEIGHTED-AVERAGE                      ---------------------------
RANGE OF                              REMAINING       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
EXERCISE PRICES          NUMBER    CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER     EXERCISE PRICE
---------------         --------   ----------------   ----------------   --------   ----------------
$19.08-$24.60.........   289,850      8.9 years           $  20.95         50,988       $  22.17
$29.20-$33.51.........   155,450      7.7 years           $  30.54         63,787       $  30.97
$35.72-$43.03.........   147,100      6.3 years           $  41.85        104,800       $  42.02

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

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003      2002       2001
                                                        --------   -------   --------
                                                                (IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
Net (Loss) income as reported.........................  $(48,414)  $62,520   $173,823
  Deduct: Total stock-based employee compensation
     expense determined under fair value based method,
     net of tax.......................................    (1,122)     (925)      (677)
                                                        --------   -------   --------
Pro forma net (loss) income...........................  $(49,536)  $61,595   $173,146
                                                        ========   =======   ========
(Loss) Earnings Per Share of Common Stock:
  As reported.........................................  $  (0.37)  $  0.48   $   1.31
  Pro forma...........................................  $  (0.38)  $  0.47   $   1.30
(Loss) Earnings Per Share of Common Stock -- assuming
  dilution:
  As reported.........................................  $  (0.37)  $  0.47   $   1.26
  Pro forma...........................................  $  (0.38)  $  0.47   $   1.26

     The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $7.32, $10.59 and $14.60, respectively. The fair value of options granted in 2003, 2002 and 2001 has been estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Risk-free interest rate.....................................  3.40%  3.71%  4.52%
Expected life of options
  Employees.................................................     7      6      6
  Directors.................................................     4      4      4
Expected volatility of the Company's stock price............    32%    37%    49%
Expected dividend yield.....................................  2.09%  2.29%  1.64%

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
U.S. -- current........................................  $(36,377)  $   214   $   564
Non-U.S. -- current....................................     7,341    16,842    11,834
                                                         --------   -------   -------
     Total current.....................................   (29,036)   17,056    12,398
                                                         --------   -------   -------
U.S. -- deferred.......................................    10,071     2,983    60,649
U.S. -- deferred to reduce goodwill....................    13,615    13,615    13,615
Non-U.S. -- deferred...................................      (473)       --        --
                                                         --------   -------   -------
     Total deferred....................................    23,213    16,598    74,264
                                                         --------   -------   -------
  Total................................................  $ (5,823)  $33,654   $86,662
                                                         ========   =======   =======

     The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003      2002       2001
                                                        --------   -------   --------
                                                               (IN THOUSANDS)
Income (loss) before income tax expense (benefit):
  U.S. ...............................................  $(25,373)  $73,353   $238,134
  Non -- U.S. ........................................   (28,864)   22,821     22,351
                                                        --------   -------   --------
  Worldwide...........................................  $(54,237)  $96,174   $260,485
                                                        ========   =======   ========
Expected income tax expense (benefit) at federal
  statutory rate......................................  $(18,983)  $33,661   $ 91,169
  Foreign earnings indefinitely reinvested............     8,678    (5,246)    (5,222)
  Valuation allowance -- foreign tax credits..........    10,237        --         --
  Norwegian tax settlement............................        --     5,853         --
  Reduction of deferred tax liability related to
     Arethusa goodwill deduction......................    (3,728)       --         --
Amortization of deferred tax liability related to
  transfer of drilling rigs to different taxing
  jurisdictions.......................................    (1,757)       --         --
Other.................................................      (270)     (614)       715
                                                        --------   -------   --------
     Income tax (benefit) expense.....................  $ (5,823)  $33,654   $ 86,662
                                                        ========   =======   ========

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  58,320   $  40,136
  Goodwill..................................................     13,116      11,499
  Alternative minimum tax credit carryforward...............      5,929       5,929
  Worker's compensation and other current accruals(1).......      8,879       7,538
  Foreign tax credits.......................................     48,434      43,036
  Other.....................................................     11,216       8,084
                                                              ---------   ---------
     Total deferred tax assets..............................    145,894     116,222
  Valuation allowance for foreign tax credits...............    (10,237)         --
                                                              ---------   ---------
     Net deferred tax assets................................    135,657     116,222
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation and amortization.............................   (435,600)   (414,490)
  Undistributed earnings of non-U.S. subsidiaries...........    (32,474)    (31,549)
  Contingent interest.......................................    (22,931)    (13,992)
  Non-U.S. deferred taxes...................................    (12,535)    (13,008)
  Other.....................................................     (7,743)    (10,954)
                                                              ---------   ---------
     Total deferred tax liabilities.........................   (511,283)   (483,993)
                                                              ---------   ---------
       Net deferred tax liability...........................  $(375,626)  $(367,771)
                                                              =========   =========

---------------

(1) Reflected in "Prepaid expenses and other" in the Company's Consolidated Balance Sheets.

     In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary of Diamond Offshore Drilling, Inc. Certain of the Company's rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Islands subsidiary. Effective January 1, 2003, the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the year ended 2003. Undistributed losses from subsidiaries (which included its U.K. subsidiaries) for which no U.S. deferred income tax benefit has been made were $26.3 million in 2003.

     In 2001 the Company decided to postpone remittance of a portion of the earnings of its U.K. subsidiaries. The Company plans to indefinitely reinvest these earnings internationally and no U.S. taxes were provided on these earnings in 2001 or 2002. Undistributed earnings of the U.K. subsidiaries for which no U.S. deferred income tax provision has been made were $21.1 million in 2002 and $14.9 million in 2001.

     The Company's practice prior to 1997 was to reinvest the unremitted earnings of all of its non-U.S. subsidiaries and postpone their remittance indefinitely except for selective dividends between the Company's subsidiaries. Thus, no additional U.S. taxes were provided on such earnings. Undistributed earnings of non-U.S. subsidiaries generated prior to 1997 for which no U.S. deferred income tax provision has been made for possible future remittances totaled approximately $14 million at December 31, 2003. In addition, the Company has negative undistributed earnings of non-U.S. subsidiaries generated prior to 1997 of $37 million

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

at December 31, 2003, for which no deferred tax benefit has been recognized. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes, if any, that might be payable on the actual or deemed remittance of such earnings. On actual remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.

     Deferred income taxes are not recorded on differences between financial reporting and tax bases of investments in stock of the Company's subsidiaries, unless realization of the effect is probable in the foreseeable future.

     In 2003 a valuation allowance of $10.2 million, which resulted in a charge against earnings, was established for certain of the Company's foreign tax credit carryforwards which will begin to expire in 2006. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the "more likely than not" approach of evaluating the associated deferred tax asset the Company deemed that a valuation allowance was necessary.

     During 2003, the Company was able to utilize $93.1 million of net operating losses generated in 2002 through carrybacks to prior year tax returns. As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards of approximately $166.6 million available to offset future taxable income. Approximately $21.5 million of the NOL carryforwards were acquired in 1996 with the Arethusa merger. The utilization of the NOL carryforwards acquired in the Arethusa merger is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). None of the NOL carryforwards acquired from Arethusa were utilized in 2003. The remaining $145.1 million of NOL carryforwards were generated during 2003 and are not subject to a limitation under Code Section 382. The Company expects to fully utilize all of the NOL carryforwards in future taxable years primarily from the future reversal of existing taxable temporary differences. The Company has recognized a tax benefit of $50.8 million related to the tax loss generated in 2003.

     The Company has recorded a deferred tax asset of $58.3 million for the benefit of the NOL carryforwards. The NOL carryforwards will expire as follows:

                                                                             TAX BENEFIT OF
                                                             NET OPERATING   NET OPERATING
YEAR                                                            LOSSES           LOSSES
----                                                         -------------   --------------
                                                                     (IN MILLIONS)
2008.......................................................     $  7.9           $ 2.8
2009.......................................................       11.2             3.9
2010.......................................................        2.4             0.8
2023.......................................................      145.1            50.8
                                                                ------           -----
  Total....................................................     $166.6           $58.3
                                                                ======           =====

15.  EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLANS

     The Company maintains defined contribution retirement plans for its U.S. , U.K. and third-country national ("TCN") employees. The plan for U.S. employees (the "401k Plan") is designed to qualify under Section 401(k) of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. Participants are fully vested immediately upon enrollment in the plan.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

For the years ended December 31, 2003, 2002 and 2001, the Company's provision for contributions was $6.9 million, $7.0 million and $6.9 million, respectively.

     The plan for U.K. employees provides that the Company contributes amounts equivalent to the employee's contributions generally up to a maximum of 5.25% of the employee's defined compensation per year. The Company's provision for contributions for the years ended December 31, 2003, 2002 and 2001 was $0.7 million, $0.7 million and $0.5 million, respectively.

     The plan for the Company's TCN employees was effective April 1, 1998, and is similar to the 401k Plan. The Company contributes 3.75% of a participant's defined compensation and matches 25% of the first 6% of each employee's compensation contributed. For the year ended December 31, 2003, the Company's provision for contributions was $0.7 million, and $0.6 million for the years ended December 31, 2002 and 2001, respectively.

  DEFERRED COMPENSATION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes to this plan any portion of the 3.75% of the base salary contribution and the matching contribution to the 401k Plan that cannot be contributed because of the limitations within the Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10% of base compensation and/or up to 100% of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company's provision for contributions for the years ended December 31, 2003, 2002 and 2001 was not material.

  PENSION PLAN

     The defined benefit pension plan established by Arethusa effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa. Benefits are calculated and paid based on an employee's years of credited service and average compensation at the date the plan was frozen using an excess benefit formula integrated with social security covered compensation.

     Pension costs are determined actuarially and at a minimum funded as required by the Code. During 2003 and 2002, the Company made voluntary contributions to the plan of $0.5 million and $3.7 million, respectively. As a result of freezing the plan, no service cost has been accrued for the years presented.

     The Company uses a September 30 measurement date for the plan.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following provides a reconciliation of benefit obligations:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $14,935   $13,932
  Interest cost.............................................      992       962
  Actuarial gain............................................    1,217       556
  Benefits paid.............................................     (541)     (515)
                                                              -------   -------
  Benefit obligation at end of year.........................  $16,603   $14,935
                                                              =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of year............  $15,093   $13,077
  Actual return (loss) on plan assets.......................    1,624    (1,164)
  Contributions.............................................      450     3,695
  Benefits paid.............................................     (541)     (515)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $16,626   $15,093
                                                              =======   =======
  Funded status.............................................  $    23   $   158
  Unrecognized net actuarial loss...........................    7,572     6,989
                                                              -------   -------
     Net amount recognized..................................  $ 7,595   $ 7,147
                                                              =======   =======

     Amounts recognized in the Consolidated Balance Sheets consisted of prepaid benefit cost as follows:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
                                                              (IN THOUSANDS)
Prepaid benefit cost........................................  $7,595   $7,147
                                                              ======   ======

     The accumulated benefit obligation was as follows:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Accumulated benefit obligation..............................  $16,603   $14,935
                                                              =======   =======

     Weighted-average assumptions used to determine benefit obligations were:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Discount rate...............................................  6.25%   6.75%
Expected long-term rate.....................................  8.50%   8.50%

     The long-term rate of return for plan assets is determined based on widely accepted capital market principles, long-term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long-term trends are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Components of net periodic benefit costs were as follows:

                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                            2003      2002     2001
                                                           -------   ------   -------
                                                                 (IN THOUSANDS)
Interest cost............................................  $   993   $ (962)  $   934
Expected return on plan assets...........................   (1,263)   1,159    (1,311)
Amortization of unrecognized loss........................      273     (135)       --
                                                           -------   ------   -------
Net periodic pension benefit income......................  $     3   $   62   $  (377)
                                                           =======   ======   =======

     Weighted-average assumptions used to determine net periodic benefit costs were:

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
Discount rate...............................................  6.75%   7.00%   7.50%
Expected long-term rate.....................................  8.50%   9.00%   9.00%

     The weighted-average asset allocation for the Company's pension plan by asset category is as follows:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Equity securities...........................................   42%     35%
Debt securities.............................................   24%      --
Money market fund...........................................   34%     64%
Other.......................................................    --      1%

     The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, may be used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

     The plan assets at September 30, 2003 and 2002, do not include any securities of the Company.

     The Company does not expect to make a contribution to its pension plan in 2004.

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

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SIMILAR SERVICES

     Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
High Specification Floaters..........................  $290,844   $291,848   $326,835
Other Semisubmersibles...............................   260,267    317,342    377,715
Jack-ups.............................................    97,774     99,360    174,498
Integrated Services..................................     1,189     14,068      7,779
Other................................................     2,257      5,161        547
Eliminations.........................................      (233)    (3,566)    (2,025)
                                                       --------   --------   --------
  Total Contract Drilling Revenues...................   652,098    724,213    885,349
Revenues Related to Reimbursable Expenses............    28,843     28,348     38,951
                                                       --------   --------   --------
  Total Revenues.....................................  $680,941   $752,561   $924,300
                                                       ========   ========   ========

  GEOGRAPHIC AREAS

     At December 31, 2003, the Company had drilling rigs located offshore nine countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States......................................  $329,535   $334,696   $579,853
  Foreign:
     Europe/Africa...................................    47,605     99,787     72,883
     South America...................................   152,348    170,438    180,759
     Australia/Southeast Asia........................   114,580    147,640     90,805
     Mexico..........................................    36,873         --         --
                                                       --------   --------   --------
                                                        351,406    417,865    344,447
                                                       --------   --------   --------
       Total.........................................  $680,941   $752,561   $924,300
                                                       ========   ========   ========

     An individual foreign country may, from time to time, contribute a material percentage of the Company's total revenues from unaffiliated customers. For the years ended December 31, 2003, 2002 and 2001, individual

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

countries that contributed 5% or more of the Company's total revenues from unaffiliated customers are listed below.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Brazil......................................................  22.4%    22.7%    19.6%
Indonesia...................................................   6.8%     2.1%     2.1%
Mexico......................................................   5.4%      --       --
United Kingdom..............................................   5.2%    10.0%     6.6%

     Long-lived tangible assets located in the United States and all foreign countries in which the Company holds assets as of December 31, 2003, 2002 and 2001 are listed below. A substantial portion of the Company's assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Drilling and other property and equipment, net:
  United States.............................................  $1,126,932   $1,243,253
Foreign:
  South America.............................................     283,242      330,700
  Europe/Africa.............................................     202,111      176,755
  Australia/Southeast Asia..................................     487,012      413,919
  Mexico....................................................     158,579           --
                                                              ----------   ----------
                                                               1,130,944      921,374
                                                              ----------   ----------
     Total..................................................  $2,257,876   $2,164,627
                                                              ==========   ==========

     Besides the United States, Brazil is currently the only country with a material concentration of the Company's assets. Approximately 12.5% and 15.3% of the Company's total drilling and other property and equipment were located in or offshore Brazil as of December 31, 2003 and 2002, respectively.

  MAJOR CUSTOMERS

     The Company's customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from major customers for the periods presented that contributed more than 10% of the Company's total revenues as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
CUSTOMER                                                      2003     2002     2001
--------                                                      -----    -----    -----
Petroleo Brasileiro S. A. ..................................  20.3%    19.0%    17.3%
BP..........................................................  11.9%    18.9%    21.8%
Murphy Exploration & Production Company.....................   6.3%    10.4%     1.4%

                        DIAMOND OFFSHORE DRILLING, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 2003 and 2002 is shown below.

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Revenues...................................  $146,149   $163,200   $183,907   $187,685
Operating (loss) income....................   (27,735)   (16,641)    (3,181)     9,234
(Loss) income before income tax expense....   (27,473)   (18,463)   (13,190)     4,889
Net (loss) income..........................   (21,566)   (16,687)   (11,463)     1,302
Net (loss) income per share:
  Basic....................................  $  (0.17)  $  (0.13)  $  (0.09)  $   0.01
                                             ========   ========   ========   ========
  Diluted..................................  $  (0.17)  $  (0.13)  $  (0.09)  $   0.01
                                             ========   ========   ========   ========
2002
Revenues...................................  $201,550   $187,787   $180,183   $183,041
Operating income...........................    24,078      8,198      9,527     10,181
Income before income tax expense...........    32,502     18,571     31,513     13,588
Net income.................................    22,558     11,962     21,704      6,296
Net income per share:
  Basic....................................  $   0.17   $   0.09   $   0.17   $   0.09
                                             ========   ========   ========   ========
  Diluted..................................  $   0.17   $   0.09   $   0.16   $   0.09
                                             ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Based upon their evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are adequate to ensure that information the Company is required to disclose in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  CHANGES IN INTERNAL CONTROLS

     In connection with such evaluation, no change was identified in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

     Reference is made to the information responsive to Items 10, 11, 12, 13 and 14 of this Part III contained in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Operations.......................   38
Consolidated Statements of Stockholders' Equity.............   39
Consolidated Statements of Comprehensive Income (Loss)......   40
Consolidated Statements of Cash Flows.......................   41
Notes to Consolidated Financial Statements..................   42

          (2) Financial Statement Schedules

        No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto or the required information is inapplicable.

          (3) Index of Exhibits........................................  69

        See the Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.

     (b) Reports on Form 8-K

     The Company made the following reports on Form 8-K during the fourth quarter of fiscal year 2003:

DATE OF REPORT                                      DESCRIPTION OF REPORT
--------------                                      ---------------------
October 14, 2003.................   Item 9 Regulation FD disclosure (Furnished, not filed)
October 16, 2003.................   Item 12 Results of Operations and Financial Condition
                                    For the fiscal quarter ended September 30, 2003
                                    (Furnished, not filed)
October 28, 2003.................   Item 9 Regulation FD disclosure (Furnished, not filed)
November 12, 2003................   Item 9 Regulation FD disclosure (Furnished, not filed)
November 25, 2003................   Item 9 Regulation FD disclosure (Furnished, not filed)
December 9, 2003.................   Item 9 Regulation FD disclosure (Furnished, not filed)
December 22, 2003................   Item 9 Regulation FD disclosure (Furnished, not filed)

(c) Index of Exhibits

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
    3.1              Amended and Restated Certificate of Incorporation of the
                     Company (incorporated by reference to Exhibit 3.1 of the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended June 30, 2003).
    3.2              Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
    4.1              Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by
                     reference to Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------
    4.2              Second Supplemental Indenture, dated as of June 6, 2000,
                     between the Company and The Chase Manhattan Bank, as Trustee
                     (incorporated by reference to Exhibit 4.2 of the Company's
                     Quarterly Report on Form 10-Q/A for the quarterly period
                     ended June 30, 2000).
    4.3              Third Supplemental Indenture, dated as of April 11, 2001,
                     between the Company and The Chase Manhattan Bank, as Trustee
                     (incorporated by reference to Exhibit 4.2 of the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     March 31, 2001).
   10.1              Registration Rights Agreement (the "Registration Rights
                     Agreement") dated October 16, 1995 between Loews and the
                     Company (incorporated by reference to Exhibit 10.1 of the
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2001).
   10.2              Amendment to the Registration Rights Agreement, dated
                     September 16, 1997, between Loews and the Company
                     (incorporated by reference to Exhibit 10.2 of the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1997) (SEC File No. 1-139261).
   10.3              Services Agreement, dated October 16, 1995, between Loews
                     and the Company (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2001).
   10.4+             Diamond Offshore Deferred Compensation and Supplemental
                     Executive Retirement Plan effective December 17, 1996
                     (incorporated by reference to Exhibit 10.4 of the Annual
                     Report on Form 10-K for the fiscal year ended December 31,
                     2001).
   10.5+             First Amendment to Diamond Offshore Deferred Compensation
                     and Supplemental Executive Retirement Plan dated March 18,
                     1998 (incorporated by reference to Exhibit 10.8 of the
                     Company's Annual Report on Form 10-K for the fiscal year
                     ended December 31, 1997) (SEC File No. 1-139261).
   10.6+*            Second Amendment to Diamond Offshore Deferred Compensation
                     and Supplemental Executive Retirement Plan dated January 1,
                     2003.
   10.7+             Diamond Offshore Management Bonus Program, as amended and
                     restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1997) (SEC
                     File No. 1-139261).
   10.8              Registration Rights Agreement, dated June 6, 2000, between the Company and Credit Suisse First Boston Corporation
                     (incorporated by reference to Exhibit 10.2 of the Company's
                     Quarterly Report on Form 10-Q/A for the quarterly period
                     ended June 30, 2000).
   10.9+             2000 Stock Option Plan (incorporated by reference to Exhibit
                     10.9 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
   10.10             Registration Rights Agreement, dated April 11, 2001, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce,
                     Fenner & Smith Incorporated (incorporated by reference to
                     Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                     for the quarterly period ended March 31, 2001).
   12.1*             Statement re Computation of Ratios.
   21.1*             List of Subsidiaries of the Company.
   23.1*             Consent of Deloitte & Touche LLP.
   24.1*             Powers of Attorney.
   31.1*             Rule 13a-14(a) Certification of the Chief Executive Officer.
   31.2*             Rule 13a-14(a) Certification of the Chief Financial Officer.
   32.1*             Section 1350 Certification of the Chief Executive Officer.
   32.2*             Section 1350 Certification of the Chief Financial Officer.

---------------

* Filed or furnished herewith.

+ Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2004.

                                          DIAMOND OFFSHORE DRILLING, INC.

                                          By:      /s/ GARY T. KRENEK
                                            ------------------------------------
                                                       Gary T. Krenek
                                             Vice President and Chief Financial
                                                           Officer

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

                    SIGNATURE                                       TITLE                      DATE
                    ---------                                       -----                      ----

               /s/ JAMES S. TISCH*                        Chairman of the Board and        March 1, 2004
 ------------------------------------------------          Chief Executive Officer
                  James S. Tisch                        (Principal Executive Officer)


            /s/ LAWRENCE R. DICKERSON*               President, Chief Operating Officer    March 1, 2004
 ------------------------------------------------               and Director
              Lawrence R. Dickerson


               /s/ GARY T. KRENEK*                   Vice President and Chief Financial    March 1, 2004
 ------------------------------------------------       Officer (Principal Financial
                  Gary T. Krenek                                  Officer)


               /s/ BETH G. GORDON*                    Controller (Principal Accounting     March 1, 2004
 ------------------------------------------------                 Officer)
                  Beth G. Gordon


               /s/ ALAN R. BATKIN*                                Director                 March 1, 2004
 ------------------------------------------------
                  Alan R. Batkin


             /s/ HERBERT C. HOFMANN*                              Director                 March 1, 2004
 ------------------------------------------------
                Herbert C. Hofmann


              /s/ ARTHUR L. REBELL*                               Director                 March 1, 2004
 ------------------------------------------------
                 Arthur L. Rebell


              /s/ RAYMOND S. TROUBH*                              Director                 March 1, 2004
 ------------------------------------------------
                Raymond S. Troubh


            /s/ CHARLES L. FABRIKANT*                             Director                 March 1, 2004
 ------------------------------------------------
               Charles L. Fabrikant


 *By:              /s/ WILLIAM C. LONG
        ------------------------------------------
                     William C. Long
                     Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
    3.1             Amended and Restated Certificate of Incorporation of the
                    Company (incorporated by reference to Exhibit 3.1 of the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended June 30, 2003).
    3.2             Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
    4.1             Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by
                    reference to Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
    4.2             Second Supplemental Indenture, dated as of June 6, 2000,
                    between the Company and The Chase Manhattan Bank, as Trustee
                    (incorporated by reference to Exhibit 4.2 of the Company's
                    Quarterly Report on Form 10-Q/A for the quarterly period
                    ended June 30, 2000).
    4.3             Third Supplemental Indenture, dated as of April 11, 2001,
                    between the Company and The Chase Manhattan Bank, as Trustee
                    (incorporated by reference to Exhibit 4.2 of the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    March 31, 2001).
   10.1             Registration Rights Agreement (the "Registration Rights
                    Agreement") dated October 16, 1995 between Loews and the
                    Company (incorporated by reference to Exhibit 10.1 of the
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2001).
   10.2             Amendment to the Registration Rights Agreement, dated
                    September 16, 1997, between Loews and the Company
                    (incorporated by reference to Exhibit 10.2 of the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997) (SEC File No. 1-139261).
   10.3             Services Agreement, dated October 16, 1995, between Loews
                    and the Company (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2001).
   10.4+            Diamond Offshore Deferred Compensation and Supplemental
                    Executive Retirement Plan effective December 17, 1996
                    (incorporated by reference to Exhibit 10.4 of the Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    2001).
   10.5+            First Amendment to Diamond Offshore Deferred Compensation
                    and Supplemental Executive Retirement Plan dated March 18,
                    1998 (incorporated by reference to Exhibit 10.8 of the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended December 31, 1997) (SEC File No. 1-139261).
   10.6+*           Second Amendment to Diamond Offshore Deferred Compensation
                    and Supplemental Executive Retirement Plan dated January 1,
                    2003.
   10.7+            Diamond Offshore Management Bonus Program, as amended and
                    restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1997) (SEC
                    File No. 1-139261).
   10.8             Registration Rights Agreement, dated June 6, 2000, between the Company and Credit Suisse First Boston Corporation
                    (incorporated by reference to Exhibit 10.2 of the Company's
                    Quarterly Report on Form 10-Q/A for the quarterly period
                    ended June 30, 2000).
   10.9+            2000 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
   10.10            Registration Rights Agreement, dated April 11, 2001, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce,
                    Fenner & Smith Incorporated (incorporated by reference to
                    Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                    for the quarterly period ended March 31, 2001).
   12.1*            Statement re Computation of Ratios.
   21.1*            List of Subsidiaries of the Company.
   23.1*            Consent of Deloitte & Touche LLP.
   24.1*            Powers of Attorney.
   31.1*            Rule 13a-14(a) Certification of the Chief Executive Officer.

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   31.2*            Rule 13a-14(a) Certification of the Chief Financial Officer.
   32.1*            Section 1350 Certification of the Chief Executive Officer.
   32.2*            Section 1350 Certification of the Chief Financial Officer.

---------------

* Filed or furnished herewith.

+ Management contracts or compensatory plans or arrangements.