Form 10-Q
period 2004-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2004-05-03
CIK 949039

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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

         As of April 29, 2004 Common stock, $0.01 par value per share 129,322,455 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 2004

                                                                                                                    PAGE NO.
COVER PAGE........................................................................................................     1

TABLE OF CONTENTS.................................................................................................     2

PART I.  FINANCIAL INFORMATION....................................................................................     3

           ITEM 1.  FINANCIAL STATEMENTS
                      Consolidated Balance Sheets.................................................................     3
                      Consolidated Statements of Operations.......................................................     4
                      Consolidated Statements of Cash Flows.......................................................     5
                      Notes to Unaudited Consolidated Financial Statements........................................     6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.....................................................................    18

           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................................    30

           ITEM 4.  CONTROLS AND PROCEDURES ......................................................................    31

PART II.  OTHER INFORMATION.......................................................................................    32

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................    32

SIGNATURES........................................................................................................    33

EXHIBIT INDEX.....................................................................................................    34

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    MARCH 31,          DECEMBER 31,
                                                                                 -------------------------------------
                                                                                       2004                2003
                                                                                 -----------------   -----------------
                                                                                   (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................................   $       115,969     $       106,345
  Marketable securities.......................................................           628,509             503,995
  Accounts receivable.........................................................           149,447             154,124
  Rig inventory and supplies..................................................            48,520              48,035
  Prepaid expenses and other..................................................            19,890              22,764
                                                                                 ---------------     ---------------
          Total current assets................................................           962,335             835,263
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION....................................................         2,236,575           2,257,876
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $30,684..........................             7,695              11,099
OTHER ASSETS..................................................................            30,162              30,781
                                                                                 ---------------     ---------------
          Total assets........................................................   $     3,236,767     $     3,135,019
                                                                                 ===============     ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...........................................   $        11,969     $        11,969
  Accounts payable............................................................            19,632              15,653
  Payable for marketable securities purchased.................................           124,908                  --
  Accrued liabilities.........................................................            64,957              65,617
  Taxes payable...............................................................             3,542               6,761
                                                                                 ---------------     ---------------
          Total current liabilities...........................................           225,008             100,000
LONG-TERM DEBT................................................................           932,002             928,030
DEFERRED TAX LIABILITY........................................................           379,352             384,505
OTHER LIABILITIES.............................................................            38,262              42,004
                                                                                 ---------------     ---------------
          Total liabilities...................................................         1,574,624           1,454,539
                                                                                 ---------------     ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)                                                        --                  --

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized, none                        --                  --
      issued and outstanding).................................................
  Common stock (par value $0.01, 500,000,000 shares authorized, 133,457,055 shares issued and 129,322,455 shares outstanding at March 31,
    2004 and December 31, 2003)...............................................             1,335               1,335
  Additional paid-in capital..................................................         1,263,692           1,263,692
  Retained earnings...........................................................           496,851             515,906
  Accumulated other comprehensive losses......................................            (3,399)             (4,117)
  Treasury stock,  at cost  (4,134,600  shares at March 31, 2004 and December
    31, 2003).................................................................           (96,336)            (96,336)
                                                                                 ---------------     ---------------
          Total stockholders' equity..........................................         1,662,143           1,680,480
                                                                                 ---------------     ---------------
          Total liabilities and stockholders' equity..........................   $     3,236,767     $     3,135,019
                                                                                 ===============     ===============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                     (In thousands, except per share data)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       --------------------------
                                                                                          2004            2003
                                                                                       ----------      ----------
REVENUES:
        Contract drilling..............................................                $  177,240      $  139,859
        Revenues related to reimbursable expenses......................                     6,958           6,290
                                                                                       ----------      ----------
              Total revenues...........................................                   184,198         146,149

OPERATING EXPENSES:
        Contract drilling..............................................                   134,678         113,670
        Reimbursable expenses..........................................                     6,234           5,738
        Depreciation...................................................                    44,520          47,277
        General and administrative.....................................                     8,789           7,200
        Gain on sale of assets.........................................                      (325)             (1)
                                                                                       ----------      ----------
              Total operating expenses.................................                   193,896         173,884
                                                                                       ----------      ----------

OPERATING LOSS.........................................................                   (9,698)         (27,735)

OTHER INCOME (EXPENSE):
        Interest income................................................                     1,568           4,156
        Interest expense...............................................                    (6,354)         (5,575)
        Loss on sale of marketable securities..........................                       (25)            (61)
        Other, net.....................................................                      (154)          1,742
                                                                                       ----------      ----------
LOSS BEFORE INCOME TAX BENEFIT.........................................                   (14,663)        (27,473)

INCOME TAX BENEFIT.....................................................                     3,691           5,907
                                                                                       ----------      ----------

NET LOSS...............................................................                $  (10,972)     $  (21,566)
                                                                                       ==========      ==========

LOSS PER SHARE:
        BASIC..........................................................                $    (0.08)     $    (0.17)
                                                                                       ==========      ==========
        DILUTED........................................................                $    (0.08)     $    (0.17)
                                                                                       ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
        Shares of common stock.........................................                   129,322         130,336
        Dilutive potential shares of common stock......................                        --              --
                                                                                       ----------      ----------
              Total weighted average shares outstanding................                   129,322         130,336
                                                                                       ==========      ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                    --------------------------------------
                                                                                           2004                2003
                                                                                    -----------------    -----------------
OPERATING ACTIVITIES:
       Net loss................................................................     $        (10,972)    $        (21,566)
       Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation..........................................................               44,520               47,277
         Gain on sale of assets................................................                 (325)                  (1)
         Loss on sale of marketable securities, net............................                   25                   61
         Deferred tax provision................................................               (1,731)              (9,974)
         Accretion of discounts on marketable securities.......................               (1,022)                (856)
         Amortization of debt issuance costs...................................                  267                  297
         Amortization of discount on zero coupon convertible debentures........                3,972                3,838
       Changes in operating assets and liabilities:
         Accounts receivable...................................................                4,677                8,660
         Rig inventory and supplies and other current assets...................                2,389                  388
         Other assets, non-current.............................................                  352                  (72)
         Accounts payable and accrued liabilities..............................                3,319               (1,496)
         Taxes payable.........................................................               (3,219)               2,990
         Other liabilities, non-current........................................               (3,742)                 336
         Other items, net......................................................                   37                 (810)
                                                                                    ----------------     ----------------
              Net cash provided by operating activities.........................              38,547               29,072
                                                                                    ----------------     ----------------

INVESTING ACTIVITIES:
       Capital expenditures (excluding rig acquisitions).......................              (23,470)             (70,226)
       Rig acquisitions........................................................                   --              (63,500)
       Proceeds from sale of assets............................................                  576                   78
       Proceeds from sale and maturities of marketable securities..............              625,515              877,961
       Purchases of marketable securities......................................             (623,461)            (748,664)
       Proceeds from settlement of forward contracts...........................                   --                  677
                                                                                    ----------------     ----------------
              Net cash used in investing activities.............................             (20,840)              (3,674)
                                                                                    ----------------     ----------------

FINANCING ACTIVITIES:
       Payment of dividends....................................................               (8,083)             (16,292)
                                                                                    ----------------     ----------------
              Net cash used in financing activities.............................              (8,083)             (16,292)
                                                                                    ----------------     ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                 9,624                9,106
       Cash and cash equivalents, beginning of period..........................              106,345              182,453
                                                                                    ----------------     ----------------
       Cash and cash equivalents, end of period................................     $        115,969     $        191,559
                                                                                    ================     ================

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL INFORMATION

         The consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13926).

         As of April 29, 2004, Loews Corporation ("Loews") owned 54.2% of the outstanding shares of common stock of Diamond Offshore Drilling, Inc., which was a wholly owned subsidiary of Loews prior to its initial public offering in October 1995.

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

       The Company's investments are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Operations in "Interest income." The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in the Consolidated Statements of Operations in "Other income (expense)."

       Marketable securities and current liabilities at March 31, 2004 reflect an additional $124.9 million due to an accrual for the purchase of a treasury bill on March 30, 2004 which was settled on April 1, 2004 and replaced a treasury bill that matured on April 1, 2004.

Derivative Financial Instruments

       Derivative financial instruments of the Company include forward exchange contracts and a contingent interest provision that is embedded in the 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") issued on April 11, 2001. See Note 4.

 Supplementary Cash Flow Information

       There were no cash payments made for interest on long-term debt during the quarters ended March 31, 2004 and 2003. Cash payments made for foreign income taxes, net of foreign tax refunds, were $0.6 million and $1.4 million during the three months ended March 31, 2004 and 2003, respectively. A $0.4 million refund of U.S. income tax was received in the first quarter of 2004. There were no payments or refunds of U.S. income taxes during the first quarter of 2003.

Capitalized Interest

       Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Operations is as follows:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ------------------------------
                                                               2004                 2003
                                                            ----------           ---------
                                                                   (IN THOUSANDS)
Total interest cost including amortization of debt
   issuance costs......................................     $    6,354           $   6,499
Capitalized interest...................................             --                (924)
                                                            ----------           ---------
    Total interest expense as reported.................     $    6,354           $   5,575
                                                            ==========           =========

       Interest on the upgrade cost of the Ocean Rover was capitalized through July 10, 2003 when its upgrade was complete. Currently, there are no capital projects for which interest is being capitalized.

Debt Issuance Costs

       Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the respective terms of the related debt.

Treasury Stock

       Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. There were no treasury stock purchases during the three months ended March 31, 2004 or 2003.

Comprehensive Loss

       A reconciliation of net loss to comprehensive loss is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 ---------------------------
                                                                                    2004              2003
                                                                                 -----------       ---------
                                                                                      (IN THOUSANDS)
Net loss                                                                         $   (10,972)      $ (21,566)
Other comprehensive gains (losses), net of tax:
   Foreign currency translation gain (loss)........................                      286             (87)
   Unrealized holding gain (loss) on investments...................                      460          (2,293)
   Reclassification adjustment for realized loss on sale of
      available-for-sale securities included in net loss...........                      (28)            (13)
                                                                                 -----------       ---------
Comprehensive loss.................................................              $   (10,254)      $ (23,959)
                                                                                 ===========       =========

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

Stock-Based Compensation

       The Company accounts for its 2000 Stock Option Plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. Had compensation expense for the Company's stock options been recognized based on the fair value of the options at the grant dates, valued using the Binomial Option pricing model, the Company's net loss and loss per share would have been as follows:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               -------------------------------------
                                                                    2004                   2003
                                                               -------------          --------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss as reported.......................................       $ (10,972)          $ (21,566)
   Add:  Stock-based employee compensation expense included              --                  --
   in reported net loss, net of related tax effects........
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effects..............................            (311)               (265)
                                                                  ---------           ---------
Pro forma net loss.........................................       $ (11,283)          $ (21,831)
                                                                  =========           =========

Loss per share of common stock:
   As reported.............................................       $   (0.08)          $   (0.17)
   Pro forma...............................................       $   (0.09)          $   (0.17)
Loss per share of common stock - assuming dilution:
   As reported.............................................       $   (0.08)          $   (0.17)
   Pro forma...............................................       $   (0.09)          $   (0.17)

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

Changes in Accounting Estimates

       In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the quarter ended March 31, 2004 of $4.0 million, or $0.03 per share.

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

2.  LOSS PER SHARE

       A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               -------------------------------------
                                                                     2004                  2003
                                                               ------------------- -----------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss - basic (numerator):                                    $   (10,972)        $   (21,566)
      Effect of dilutive potential shares
           1.5% Debentures.................................               --                  --
           Zero Coupon Debentures..........................               --                  --
                                                                 -----------         -----------
Net loss including conversions - diluted (numerator)             $   (10,972)        $   (21,566)
                                                                 ===========         ===========
  Weighted average shares - basic (denominator):                     129,322             130,336
      Effect of dilutive potential shares
           1.5% Debentures.................................               --                  --
           Zero Coupon Debentures..........................               --                  --
           Stock options ..................................               --                  --
                                                                 -----------         -----------
  Weighted average shares including conversions -
   diluted (denominator)                                             129,322             130,336
                                                                 ===========         ===========
  Loss per share:
          Basic ...........................................      $     (0.08)        $     (0.17)
                                                                 ===========         ===========
          Diluted .........................................      $     (0.08)        $     (0.17)
                                                                 ===========         ===========

       The computation of diluted earnings per share ("EPS") for both quarters ended March 31, 2004 and 2003 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures") because the inclusion of such shares would be antidilutive. The computation of diluted EPS for both quarters ended March 31, 2004 and 2003 also excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures because the inclusion of such shares would be antidilutive.

       Certain stock options were excluded from the computation of diluted EPS because the options' exercise prices were more than the average market price per share of the common stock. Stock options representing 338,150 shares and 380,025 shares of common stock were excluded from the computation of diluted EPS for the quarters ended March 31, 2004 and 2003, respectively.

       Other stock options with average market prices that exceeded their exercise prices during the period (in-the-money options) were excluded from the computation of diluted EPS because potential shares of common stock are not included when a loss from continuing operations exists. Stock options representing 256,250 shares and 41,875 shares of common stock were excluded from the computation of diluted EPS for the quarters ended March 31, 2004 and 2003, respectively.

3.  MARKETABLE SECURITIES

       Investments classified as available for sale are summarized as follows:

                                                                                   MARCH 31, 2004
                                                     -------------------------------------------------------------------------------
                                                                                       GROSS UNREALIZED LOSSES
                                                                        GROSS     -----------------------------------
                                                                     UNREALIZED        LESS THAN 12     GREATER THAN 12     MARKET
                                                     AMORTIZED COST     GAINS             MONTHS             MONTHS          VALUE
                                                     -------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                     -------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury and
other U.S. government agencies:
      Due within one year........................       $ 624,179    $         --         $    (5)           $     --       $624,174
 Mortgage-backed securities......................           4,269              66              --                  --          4,335
                                                        ---------    ------------         -------            --------       --------
      Total......................................       $ 628,448    $         66         $    (5)           $     --       $628,509
                                                        =========    ============         =======            ========       ========

                                                                                  DECEMBER 31, 2003
                                                     -------------------------------------------------------------------------------
                                                                                       GROSS UNREALIZED LOSSES
                                                                        GROSS     -----------------------------------
                                                                     UNREALIZED        LESS THAN 12      GREATER THAN 12     MARKET
                                                     AMORTIZED COST     GAINS             MONTHS             MONTHS          VALUE
                                                     -------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                     -------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury and
other U.S. government agencies:
      Due within one year........................       $ 499,784    $         44         $     --           $    --        $499,828
Mortgage-backed securities.......................           4,812              --               --              (645)          4,167
                                                        ---------    ------------         --------           -------        --------
      Total......................................       $ 504,596    $         44         $     --           $  (645)       $503,995
                                                        =========    ============         ========           =======        ========

       All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Marketable securities," representing the investment of cash available for current operations.

       Marketable securities and current liabilities at March 31, 2004 reflect an additional $124.9 million due to an accrual for the purchase of a treasury bill on March 30, 2004 which was settled on April 1, 2004 and replaced a treasury bill that matured on April 1, 2004.

       Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                     2004           2003
                                                   -------       ----------
                                                      (IN THOUSANDS)
Proceeds from sales...........................   $     515       $  152,961
Proceeds from maturities......................     625,000          725,000
Gross realized gains..........................          --              108
Gross realized losses.........................         (25)            (169)

4.  DERIVATIVE FINANCIAL INSTRUMENTS

Forward Exchange Contracts

         The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. A technique the Company uses for minimizing its foreign exchange risk involves structuring customer contracts to provide for payment in both the U.S. dollar and the foreign currency when possible. The payment portion denominated in the foreign currency is based on anticipated foreign currency requirements over the contract term. In some instances, when customer contracts cannot be structured to generate a sufficient amount of foreign currency for operating purposes, a foreign exchange forward contract may be used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

         In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. These forward contracts were derivatives as defined by Statement of Financial Accounting Standards ("SFAS") No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 did not qualify for hedge accounting. At March 31, 2003, an asset of $0.8 million, reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheet. A pre-tax gain of $1.4 million was recorded in the Consolidated Statements of Operations for the quarter ended March 31, 2003 in "Other income (expense)." The Company had satisfied all obligations under these contracts as of September 30, 2003 and no new forward exchange contracts have been entered into since that time.

Contingent Interest

         The Company's $460.0 million principal amount of 1.5% Debentures, which were issued on April 11, 2001 and are due on April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2003, or at March 31, 2004.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

         Cost and accumulated depreciation drilling and other property and equipment are summarized as follows:

                                                                       MARCH 31,        DECEMBER 31,
                                                                     -----------        ------------
                                                                         2004               2003
                                                                     -----------        ------------
                                                                             (IN THOUSANDS)
Drilling rigs and equipment................................          $ 3,497,564         $ 3,453,219
Construction work-in-progress..............................                   --              21,274
Land and buildings.........................................               15,284              15,220
Office equipment and other.................................               22,164              22,080
                                                                     -----------         -----------
          Cost.............................................            3,535,012           3,511,793
Less: accumulated depreciation.............................           (1,298,437)         (1,253,917)
                                                                     -----------         -----------
          Drilling and other property and equipment, net...          $ 2,236,575         $ 2,257,876
                                                                     ===========         ===========

       Construction work-in-progress at December 31, 2003 consisted of costs related to the Ocean Titan cantilever conversion project which was completed in January 2004.

       In December 2003 the Company sold two of its early second generation semisubmersible drilling rigs, the Ocean Century and Ocean Prospector, for a total of $750,000. These rigs had been cold stacked in the Gulf of Mexico since July 1998 and October 1998, respectively. In September 2003 they were written down by $1.6 million to their fair market values of $375,000 each and subsequently retired from service as offshore drilling units.

       In July 2003 approximately $175.7 million was reclassified from construction work-in-progress to drilling rigs and equipment upon completion of the significant upgrade of the Ocean Rover to high specification capabilities. The upgrade was completed on time and under budget in July 2003 at which time the rig began a drilling program offshore Malaysia.

        In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the quarter ended March 31, 2004 of $4.0 million, or $0.03 per share.

       In March 2003 Diamond Offshore Drilling Limited, a subsidiary of the Company, completed the acquisition of the third-generation semisubmersible drilling rig, Omega, renamed Ocean Patriot, for $65.0 million. The Company capitalized $63.5 million to drilling rigs and equipment and recorded $1.5 million to rig inventory.

6.  GOODWILL

       Goodwill from the merger with Arethusa (Off-Shore) Limited ("Arethusa") in 1996 was generated from an excess of the purchase price over the net assets acquired. The Company performed the annual goodwill impairment test on December 31, 2003 and determined that the fair value of the reporting unit exceeded its carrying value, and accordingly, no further steps were required for testing goodwill impairment at that time. Annual goodwill impairment testing is performed at each year-end.

       There were no recognized intangible assets other than goodwill associated with the Arethusa merger.

       During each of the three-month periods ended March 31, 2004 and 2003, an adjustment of $3.4 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero in the fourth quarter of 2004.

7.  ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                                      MARCH 31,        DECEMBER 31,
                                                                     -----------       ------------
                                                                        2004              2003
                                                                     -----------       ------------
                                                                            (IN THOUSANDS)
Payroll and benefits.......................................          $    31,304        $    31,058
Personal injury and other claims...........................                8,093              7,455
Interest payable...........................................                3,652              1,537
Deferred revenue...........................................                3,670              3,068
Other......................................................               18,238             22,499
                                                                     -----------        -----------
          Total............................................          $    64,957        $    65,617
                                                                     ===========        ===========

\
8.  LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                        MARCH 31,         DECEMBER 31,
                                                                       -----------        ------------
                                                                          2004                2003
                                                                       -----------        ------------
                                                                            (IN THOUSANDS)

Zero Coupon Debentures.....................................             $  459,184         $  455,212
1.5% Debentures............................................                460,000            460,000
Ocean Alliance Lease-leaseback Agreement...................                 24,787             24,787
                                                                        ----------         ----------
                                                                           943,971            939,999
Less: Current maturities...................................                (11,969)           (11,969)
                                                                        ----------         ----------
          Total............................................             $  932,002         $  928,030
                                                                        ==========         ==========

       The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows (see discussions following table for description of the rights that holders of the debentures have to put the securities to the Company):

                 (IN THOUSANDS)
-----------------------------------------------
2004 .........................       $   11,969
2005 .........................           12,818
2006 .........................               --
2007..........................               --
2008..........................               --
Thereafter ...................          919,184
------------------------------        ---------
                                        943,971
Less: Current maturities......          (11,969)
------------------------------        ---------
   Total                             $  932,002
==============================       ==========

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

       Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company's other unsecured senior indebtedness.

       The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008, if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or on December 31, 2003 or March 31, 2004.

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

       The Company has the right to redeem the Zero Coupon Debentures, in whole or in part, after June 6, 2005, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Zero Coupon Debentures on June 6, 2005, June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock.

       The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date.

Ocean Alliance Lease-Leaseback

       The Company entered into a lease-leaseback agreement with a European bank in December 2000. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. Three of the five annual payments have been made as of March 31, 2004. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

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

Similar Services

       Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                     2004             2003
                                                   ---------      ------------
                                                        (IN THOUSANDS)
High Specification Floaters.............           $  64,752      $     63,634
Other Semisubmersibles..................              71,135            51,703
Jack-ups................................              40,819            23,566
Integrated Services.....................                  --             1,189
Other...................................                 534                --
Eliminations............................                  --              (233)
                                                   ---------      ------------
   Total Contract Drilling Revenues.....             177,240           139,859
Revenues Related to Reimbursable
     Expenses...........................               6,958             6,290
                                                   ---------      ------------
        Total revenues..................           $ 184,198      $    146,149
                                                   =========      ============

Geographic Areas

       At March 31, 2004, the Company had drilling rigs located offshore eleven countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                         THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------------
                                                       2004               2003
                                                     ---------         ---------
                                                           (IN THOUSANDS)
Revenues from unaffiliated customers:
  United States.................................     $  77,710         $  79,760
  Foreign:
     South America..............................        31,480             5,861
     Europe/Africa..............................        13,899            20,053
     Australia/Southeast Asia...................        39,736            40,475
     Mexico.....................................        21,373                --
                                                     ---------         ---------
          Total revenues.....................        $ 184,198         $ 146,149
                                                     =========         =========

11.  INCOME TAXES

       Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the quarters ended March 31, 2004 and 2003. The estimated total Company annual effective tax rate was 25.2% as of March 31, 2004 and 21.5% as of March 31, 2003.

12.  PENSION PLAN

       The defined benefit pension plan established by Arethusa effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.

       As a result of freezing the plan, no service cost has been accrued for the years presented.

       Components of net periodic benefit costs were as follows:

                                                                         MARCH 31
                                                                 -----------------------
                                                                  2004             2003
                                                                 -----------------------
                                                                     (IN THOUSANDS)
Interest cost...........................................          $  255        $  249
Expected return on plan assets..........................            (297)         (316)
Amortization of unrecognized loss.......................              77            68
                                                                  ------        ------
Net periodic pension expense............................          $   35        $    1
                                                                  ======        ======

       During 2003 the Company made a voluntary contribution to the plan of $0.5 million. The Company does not expect to make a contribution to its pension plan in 2004.

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

OVERVIEW

RESULTS OF OPERATIONS AND INDUSTRY CONDITIONS

       Overall demand for offshore contract drilling services remained volatile during the first quarter of 2004, and the Company reported an $0.08 per share loss on a diluted basis for the period. The loss was chiefly attributable to downtime associated with scheduled special surveys on the Ocean Alliance and the Ocean Winner and upgrade and maintenance work performed on the Ocean America and the Ocean Concord. The period was also impacted by greater than anticipated idle time on several of the Company's mid-water and deepwater units.

       Gulf of Mexico. In the U.S. Gulf of Mexico ("US GOM"), our jack-up fleet experienced high utilization and increased dayrates during the first quarter of 2004 compared with the previous quarter. The jack-up market in the US GOM is currently balanced, with stable dayrates and rig supply equal to rig demand. The Company believes that the market for this class of equipment could improve further in the near term.

       Well-to-well contracts remained the norm for both the deepwater and mid-water semisubmersible markets in the US GOM during the first quarter of 2004. The Ocean Star, one of the Company's fourth generation conversions that operated throughout 2003, went off contract in early January 2004 and remains stacked, as are a number of other deepwater units operated by other contractors. The deepwater market is currently over-supplied, and the Company does not believe this sector will improve in the near term.

       Two of the Company's three mid-water semisubmersibles currently marketed in the US GOM were fully utilized during the quarter, although the Ocean Concord was idle for 60 days before returning to work. The mid-water market remains over-supplied with decreasing demand.

       In the Mexican GOM, the Company's four semisubmersible rigs that mobilized to that market in the latter half of 2003 operated throughout the first quarter of 2004 under long term contracts. The Company believes that future work for other of its semisubmersibles in this market is limited in the near term, although jack-up work may be possible. The market for the Mexican GOM is in balance and expected to remain so this year.

       Brazil. In Brazil, both the Ocean Alliance and the Ocean Winner were in a shipyard for five-year regulatory surveys during the quarter and have returned to work. The Ocean Yatzy, is undergoing its five-year regulatory survey during the second quarter of 2004 and is scheduled to return to work in May. The Brazilian semisubmersible market is contracting; however, all four of the Company's Brazilian rigs are operating under long-term contracts, three of which have been recently renewed.

       North Sea. In the UK sector of the North Sea, the Company kept two of its semisubmersibles operating throughout the first quarter. A third rig, the Ocean Vanguard, was idle but has a contract for two wells plus an optional well and is expected to begin operating in the second quarter of 2004. Although the Company has prospectively employed all of its North Sea rigs, market conditions for semisubmersible rigs remain weak, particularly in the oversupplied UK sector of the North Sea. Supply has been tightening in Norway with indications of increasing demand.

       Africa. The Ocean Nomad mobilized from the North Sea to Guinea Bissau (offshore West Africa) in the quarter for a one well contract that will be followed by a three-well contract in Gabon. Additionally, the semisubmersible Ocean Patriot, a mid-water rig offshore South Africa, was off contract for part of the first quarter of 2004, but the rig is currently operating under a one-well contract and is being actively marketed in Africa and other world markets. The West African floater market remains mixed, with firm demand and tightening supply in the mid-water sector and current oversupply but building demand expected in the deepwater sector.

       Southeast Asia. During the first quarter of 2004, the Company mobilized one of its jack-up rigs, the Ocean Heritage, from the Southeast Asian market to Ecuador, where the rig is operating under a three well contract with options. The Company's other rigs in the Southeast Asian market all operated throughout most of the first quarter. The Company believes that its rigs in Southeast Asia will stay busy through most of 2004. The Ocean Heritage could return to this geographic area later in the year, and if so, the cost of the demobilization will be reimbursed by the customer. The market in Southeast Asia is currently balanced between supply and demand.

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

       Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. Five of the Company's rigs were cold stacked at March 31, 2004. The Company recognizes as operating expenses activities such as inspections, painting projects and routine overhauls, meeting certain criteria, which maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

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

CRITICAL ACCOUNTING ESTIMATES

       The Company's significant accounting policies are included in Note 1 of its Notes to Consolidated Financial Statements in Item 1 Part I of this report. Management's judgments, assumptions and estimates are inherent in the preparation of the Company's financial statements and the application of its significant accounting policies. The Company believes that its most critical accounting estimates are as follows:

       Property, Plant and Equipment. Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives.

       In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the quarter ended March 31, 2004 of $4.0 million, or $0.03 per share. Management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these assumptions could produce results that differ from those reported.

       The Company evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In September 2003 the Company wrote down two of its second generation semisubmersible drilling rigs, the Ocean Century and the Ocean Prospector, by $1.6 million to their fair market values subsequent to a decision to offer the rigs for sale. These rigs were sold in December 2003 for $375,000 each. Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

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

       Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of the amount of taxes payable or refundable for the current year; and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in its financial statements or tax returns. The application of this accounting standard requires that management make judgments regarding future events and related estimations especially as they pertain to forecasting of the Company's effective tax rate, the potential realization of deferred tax assets such as utilization of foreign tax credits, and exposure to the disallowance of items deducted on tax returns upon audit.

        In December 2003 a valuation allowance of $10.2 million, which resulted in a charge against earnings, was established for certain of the Company's foreign tax credit carryforwards which will begin to expire in 2006. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the "more likely than not" approach of evaluating the associated deferred tax asset the Company deemed that a valuation allowance was necessary.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------         FAVORABLE/
                                                        2004          2003              (UNFAVORABLE)
                                                     ------------------------------------------------
                                                                  (in thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters...................     $  64,752      $  63,634             $   1,118
  Other Semisubmersibles........................        71,135         51,703                19,432
  Jack-ups......................................        40,819         23,566                17,253
  Integrated Services...........................            --          1,189                (1,189)
  Other.........................................           534             --                   534
  Eliminations..................................            --           (233)                  233
                                                     ---------      ---------             ---------
  TOTAL CONTRACT DRILLING REVENUE...............     $ 177,240      $ 139,859             $  37,381
                                                     =========      =========             =========
  REVENUES RELATED TO REIMBURSABLE EXPENSES.....     $   6,958      $   6,290             $     668

CONTRACT DRILLING EXPENSE
  High Specification Floaters...................     $  42,470      $  38,276             $  (4,194)
  Other Semisubmersibles........................        62,992         49,717               (13,275)
  Jack-ups......................................        27,937         24,251                (3,686)
  Integrated Services...........................            --          1,249                 1,249
  Other.........................................         1,279            410                  (869)
  Eliminations..................................            --           (233)                 (233)
                                                     ---------      ---------             ---------
  TOTAL CONTRACT DRILLING EXPENSE...............     $ 134,678      $ 113,670             $ (21,008)
                                                     =========      =========             =========
  REIMBURSABLE EXPENSES.........................     $   6,234      $   5,738             $    (496)

OPERATING LOSS
  High Specification Floaters...................     $  22,282      $  25,358             $  (3,076)
  Other Semisubmersibles........................         8,143          1,986                 6,157
  Jack-ups......................................        12,882           (685)               13,567
  Integrated Services...........................            --            (60)                   60
  Other.........................................          (745)          (410)                 (335)
  Reimbursable expenses, net....................           724            552                   172
  Depreciation..................................       (44,520)       (47,277)                2,757
  General and administrative expense............        (8,789)        (7,200)               (1,589)
  Gain on sale and disposition of assets........           325              1                   324
                                                     ---------      ---------             ---------
  TOTAL OPERATING LOSS..........................     $  (9,698)     $ (27,735)            $  18,037
                                                     =========      =========             =========

High Specification Floaters.

         Revenues. Revenues from high specification floaters increased $1.1 million during the quarter ended March 31, 2004 compared to the same period in 2003.

         The Ocean Rover contributed $10.6 million to revenue during the first quarter of 2004 as it continued its drilling program offshore Malaysia. During the first quarter of 2003 this rig was undergoing an upgrade to high specification capabilities which was completed in July 2003.

         Revenue was negatively impacted by $16.4 million as utilization (excluding the Ocean Rover) fell from 83% during the first quarter of 2003 to 74% during the first quarter of 2004 largely as a result of soft market conditions for deepwater semisubmersibles in the U.S. GOM.

Utilization declined for:

        - the Ocean Star, which was stacked a majority of the first quarter of 2004;

        - the Ocean Alliance, which was in a shipyard for approximately one month during the first quarter of 2004 for a 5-year survey;

        - the Ocean Confidence, which had approximately three weeks of unpaid downtime for repairs during the first quarter of 2004;

        - the Ocean America, which entered a shipyard in March 2004 to begin a 5-year survey and upgrade which are scheduled to be completed in the second quarter of 2004; and

        - the Ocean Quest, which was stacked approximately one month during the first quarter of 2004.

All of these rigs operated during all or most of the first quarter of 2003.

         Partially offsetting the overall decline in utilization were utilization improvements for:

        - the Ocean Valiant, which worked all of the first quarter of 2004 but was stacked for most of the first quarter of 2003 for a 5-year survey and waiting for a contract; and

        - the Ocean Baroness, which worked a majority of the first quarter of 2004 but spent approximately one month during the first quarter of 2003 in a shipyard preparing for work offshore Indonesia.

         The overall average operating dayrate during the first quarter of 2004 (excluding the Ocean Rover) was $89,000 per day compared to $94,300 per day during the same period in 2003. The lower average dayrates were primarily a consequence of soft market conditions in the U.S. GOM as several of these high specification floaters accepted jobs in the mid-water depth market.

         An improvement in the average operating dayrate for the Ocean Baroness contributed $5.4 million to revenues. This rig earned a reduced rate during the first quarter of 2003 while it prepared for work offshore Indonesia.

         Contract Drilling Expense. Contract drilling expense for high specification floaters was higher by $4.2 million for the quarter ended March 31, 2004 compared to the same period in 2003 primarily due to operating costs for the Ocean Rover, which worked all of the first quarter of 2004 but was undergoing a major upgrade during the first quarter of 2003.

         In addition, contract drilling expense was higher during the first quarter of 2004 due to costs related to 5-year surveys for the Ocean Alliance and Ocean America. However, operating costs were higher during the first quarter of 2003 for the Ocean Valiant, which was in a shipyard for a 5-year survey, and the Ocean Baroness, which was mobilizing to Indonesia.

Other Semisubmersibles.

         Revenues. Revenues from other semisubmersibles for the quarter ended March 31, 2004 were $19.4 million higher compared to the same period in 2003.

         Utilization improvements contributed $27.7 million to the higher revenues. Utilization rose to 66% during the first quarter of 2004 from 48% during the same period of 2003 (excluding the Ocean Century and Ocean Prospector, which were sold in December 2003). Utilization improved for:

        - four international rigs which worked a majority of the first quarter of 2004 but were stacked most of the same period in 2003 (the Ocean Whittington, Ocean Epoch and Ocean Princess were ready-stacked and the Ocean Guardian was undergoing its 5-year survey and repairs); and

        - two U.S. GOM rigs (the Ocean Lexington and Ocean Saratoga) which worked the entire first quarter of 2004 but were ready-stacked for approximately one-half of the first quarter of 2003.

         Partially offsetting these utilization improvements were declines in utilization for the Ocean Concord and the Ocean Winner each of which spent part of the first quarter of 2004 in a shipyard for a 5-year survey but worked during most of the first quarter of 2003.

         The average operating dayrate for other semisubmersibles fell from $62,800 during the first quarter of 2003 to $56,500 during the first quarter of 2004 which reduced revenues by $2.6 million. The most significant drops in average dayrates were to:

         - the Ocean Yatzy (from $122,200 to $88,600) which renewed its contract to operate offshore Brazil during the latter part of 2003 at a lower dayrate; and

         - the Ocean Yorktown (from $75,500 to $49,800) which worked offshore Brazil during the first quarter of 2003 but operated in the Mexican GOM during the first quarter of 2004.

         Partially offsetting the overall lower average operating dayrates were improvements in dayrates for the Ocean Worker ($38,900 to $68,400) and Ocean Ambassador ($40,100 to $56,900). Both rigs operated in the Mexican GOM during the first quarter of 2004 and the U.S. GOM during the same period in 2003.

         Contract Drilling Expense. Contract drilling expense for other semisubmersibles increased $13.3 million during the first quarter of 2004 compared to the same period in 2003 primarily due to:

         - the four rigs now working in the Mexican GOM, which incurred higher labor, travel, and equipment rental expense, as well as expenses associated with maintaining a Mexican shorebase;

         - the Ocean Vanguard and Ocean Patriot, purchased in December 2002 and March 2003, respectively, which had normal operating expenses during the first quarter of 2004 compared to minimal costs during the same period in 2003;

         - the Ocean Winner and Ocean Concord, which incurred costs to mobilize to the shipyard and perform their 5-year surveys during the first quarter of 2004 compared to normal operations during the first quarter of 2003; and

         - the Ocean Nomad, which incurred costs to mobilize from the North Sea to Guinea Bissau during the first quarter of 2004.

         Partially offsetting the increase in contract drilling expense were lower costs for:

         - the Ocean Guardian, which incurred normal operating costs during the first quarter of 2004 compared to costs for mobilization to a shipyard and a 5-year survey during the same period in 2003; and

         - the Ocean Saratoga, which incurred normal operating costs during the first quarter of 2004 compared to operating costs for the same period in 2003 which included engine and annular overhaul costs and anchor handling crews required to move the rig to a different location.

Jack-Ups.

         Revenues. Revenues from jack-ups increased $17.3 million during the first quarter of 2004 compared to the same quarter in 2003.

         Utilization rose to 85% in the first quarter of 2004 from 68% in the same period of 2003, resulting in a $9.0 million revenue improvement quarter over quarter. Three of the Company's jack-ups, the Ocean Tower and Ocean Spartan in the U.S. GOM, and the Ocean Sovereign in Southeast Asia, were in shipyards undergoing major upgrades during all or part of the first quarter of 2003 but were operating most of the same period in 2004.

         A 32% improvement in average operating dayrates contributed $8.3 million to the favorable revenue variance from quarter to quarter. The average operating dayrate for jack-ups rose to $36,400 per day in the first quarter of 2004 from $27,600 per day in the same quarter of 2003. These higher dayrates in 2004 have resulted primarily from a tighter market for this class of equipment in the U.S. GOM.

         Contract Drilling Expense. Contract drilling expense for jack-ups during the first quarter of 2004 was higher by $3.7 million compared to the same period in 2003 primarily due to:

         - costs incurred during the first quarter 2004 to mobilize the Ocean Heritage from Singapore to Ecuador; and

         - operating costs for the Ocean Tower and Ocean Sovereign, which capitalized a majority of their first quarter 2003 expenditures to their upgrades.

         Partially offsetting were lower contract drilling expenses for the Ocean Sovereign and Ocean Spur, which consisted of normal operating costs compared to the first quarter of 2003, which included mobilization and repair costs.

Reimbursable expenses, net.

         Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $0.7 million and $0.6 million for the quarters ended March 31, 2004 and 2003, respectively.

Depreciation.

         Depreciation expense decreased $2.8 million to $44.5 million in the first quarter of 2004 compared to $47.3 million in the first quarter of 2003 primarily due to:

         - A $5.3 million reduction in depreciation expense for the first quarter of 2004 which resulted from increasing the estimated service lives and salvage values for most of the Company's drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values.

This reduction was partially offset by additional depreciation for:

         -        the Ocean Rover, which completed its upgrade in July 2003;

         -        the Ocean Patriot, acquired in March 2003;

         - two jack-up rigs which completed upgrades during the second quarter of 2003;

         - four rigs operating in Mexico due to an increase in capital additions; and

         - the Ocean Baroness due to the purchase of riser and rig modifications.

General and Administrative Expense.

         General and administrative expense for the quarter ended March 31, 2004 of $8.8 million increased $1.6 million over $7.2 million for the same period in 2003. This increase was primarily due to legal fees associated with litigation in which the Company is a plaintiff.

Interest Income.

         Interest income of $1.6 million earned during the quarter ended March 31, 2004 declined $2.6 million, from $4.2 million earned during the same period in 2003, primarily due to the lower interest rates earned on cash and marketable securities compared to the same period in 2003.

Income Tax Benefit.

         An income tax benefit of $3.7 million was recognized on a pre-tax loss of $14.7 million in the first quarter of 2004 compared to a tax benefit of $5.9 million which was recognized on a pre-tax loss of $27.5 million in the first quarter of 2003.

         Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the quarters ended March 31, 2004 and 2003. The estimated total Company annual effective tax rate was 25.2% as of March 31, 2004 and 21.5% as of March 31, 2003.

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

         During 2003, the Company entered into contracts to operate four of its semisubmersible rigs offshore Mexico for Pemex, the national oil company of Mexico. The terms of these contracts expose the Company to greater risks than it normally assumes, such as exposure to greater environmental liability. While the Company believes that the financial terms of the contracts and the Company's operating safeguards in place mitigate these risks, there can be no assurance that the Company's increased risk exposure will not have a negative impact on the Company's future operations or financial results.

LIQUIDITY

         A discussion of the sources and uses of cash for the quarter ended March 31, 2004 compared to the same period in 2003 follows.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
                                                               2004            2003              CHANGE
                                                            -----------    -------------        --------
                                                                          (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net loss.............................................     $  (10,972)    $     (21,566)       $ 10,594
  Depreciation.........................................         44,520            47,277          (2,757)
  Deferred tax provision...............................         (1,731)           (9,974)          8,243
  Other non-cash items, net............................          2,917             3,339            (422)
  Net changes in operating assets and liabilities......          3,813             9,996          (6,183)
                                                            ----------     -------------        --------
                                                            $   38,547     $      29,072        $  9,475
                                                            ==========     =============        ========

       Cash of $38.5 million was generated from operations during the quarter ended March 31, 2004 compared to cash of $29.1 million generated during the same period of 2003 primarily due to an improvement in results of operations in the first quarter of 2004.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ----------------------------------
                                                                 2004               2003             CHANGE
                                                           ----------------------------------------------------
                                                                       (IN THOUSANDS)
NET CASH USED IN INVESTING ACTIVITIES
  Capital expenditures (excluding rig acquisition)......    $      (23,470)     $     (70,226)     $    46,756
  Rig acquisition.......................................                --            (63,500)          63,500
  Proceeds from sale of assets..........................               576                 78              498
  Proceeds from sale and maturities of
    marketable securities...............................           625,515            877,961         (252,446)
  Purchases of marketable securities....................          (623,461)          (748,664)         125,203
  Proceeds from settlement of forward contracts.........                --                677             (677)
                                                           ---------------      -------------      -----------
                                                           $       (20,840)     $      (3,674)     $   (17,166)
                                                           ===============      =============      ===========

       During the quarter ended March 31, 2004, the Company used $20.8 million for investing activities compared to $3.7 million used during the comparable period in 2003. In the first quarter of 2004, capital expenditures used $23.5 million of the Company's cash and more than offset cash proceeds of $2.1 million provided by the net sale and maturity of certain of the Company's investments in marketable securities and the $0.6 million of cash provided from the sale of miscellaneous equipment. During the quarter ended March 31, 2003, the Company spent $65.0 million ($1.5 million of which is included with inventory) for the purchase of the semisubmersible rig, the Ocean Patriot, and used $70.2 million for capital expenditures, primarily for the completion of the Ocean Rover upgrade and the upgrade of three of the Company's jack-up rigs. Cash provided from investing activities in the first quarter of 2003 included cash proceeds of $129.3 million from the net sale and maturity of certain of the Company's investments in marketable securities, $0.7 million provided from the settlement of forward contracts at favorable exchange rates and $0.1 million provided from the sale of miscellaneous equipment.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                ------------------------------
                                                   2004             2003           CHANGE
                                                -------------------------------------------
                                                                   (IN THOUSANDS)
NET CASH USED IN FINANCING ACTIVITIES
  Payment of dividends.....................      $ (8,083)        $ (16,292)     $    8,209
                                                 --------         ---------      ----------
                                                 $ (8,083)        $ (16,292)     $    8,209
                                                 ========         =========      ==========

      The Company paid cash dividends of $8.1 million to stockholders during the quarter ended March 31, 2004 compared to $16.3 million in the same period of 2003. Cash dividends paid in the first quarter of 2004 were lower primarily due to a lower dividend rate ($0.0625 per share of common stock) than the dividend rate used for cash dividends paid in March 2003 ($0.125 per share of common stock).

Credit Ratings.

       As of the date of this report, the Company's current credit rating is Baa2 for Moody's Investors Services ("Moody's") and A for Standard & Poor's ("S&P"). In 2003 Moody's lowered its ratings of the Company's long-term debt to Baa1 from A3 and on April 27, 2004 lowered its rating from Baa1 to Baa2 and changed the rating outlook to stable from negative. In addition, S&P placed ratings of the Company's debt under review for a possible downgrade. Moody's lowered the Company's ratings primarily due to financial performance that was below Moody's expectations. Although the Company's long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Letters of Credit and Other.

      The Company is contingently liable as of March 31, 2004 in the amount of $70.7 million under certain performance, bid, supersedeas, custom bonds, and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $23.2 million currently have the option to require cash collateral due to Moody's lowering the Company's credit rating on April 27, 2004. The remaining agreements cannot require cash collateral except in events of default.

Off-Balance Sheet Arrangements.

       At March 31, 2004 and December 31, 2003, the Company had no off-balance sheet debt.

Other.

      The Company has the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a shelf registration statement. In addition, the Company may issue, from time to time, up to eight million shares of common stock, which shares are registered under an acquisition shelf registration statement, (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July 1997) in connection with one or more acquisitions by the Company of securities or assets of other businesses.

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

         The Company has budgeted approximately $15 million during 2004 to upgrade one of the Company's high specification semisubmersible units, the Ocean America, with capabilities making it more suitable for developmental drilling. The upgrade began near the end of the first quarter of 2004 and is expected to be completed during the latter part of the second quarter of 2004. As of March 31, 2004, the Company has spent $3.6 million on this project.

         The Company's two-year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs is now complete. Three of these upgrades were completed in 2002, two were completed in 2003 and one was completed early in 2004. The installation of a cantilever package on the Ocean Titan began in May 2003 and was completed in January 2004 for approximately $22 million.

         The Company expects to spend approximately $66 million in 2004 for capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements. During the three months ended March 31, 2004, the Company spent $19.0 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements.

INTEGRATED SERVICES

         The Company from time to time selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which it agrees to drill a well to a specified depth for a fixed price. The Company had no such activity during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, the Company had an operating loss of $0.1 million from one turnkey plug and abandonment project in the Gulf of Mexico completed in the quarter. It is the Company's intent not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning possible or assumed future results of operations of the Company and statements about the following subjects:

        - future market conditions and the effect of such conditions on the Company's future results of operations (see "- Overview-Results of Operations and Industry Conditions");

        - future uses of and requirements for financial resources (see "- Liquidity" and "- Capital Resources");

        -         interest rate and foreign exchange risk (see
                  "--Liquidity-Credit Ratings" and "Quantitative and Qualitative Disclosures About Market Risk");

        - future contractual obligations (see "--Overview-- Results of Operations and Industry Conditions," "--Operations Outside the United States" and "- Liquidity");

        - future operations outside the United States including, without limitation, the Company's operations in Mexico (see "--Overview-- Results of Operations and Industry Conditions" and "--Operations Outside the United States");

        -         business strategy;

        -         growth opportunities;

        -         competitive position;

        -         expected financial position;

        -         future cash flows;

        -         future dividends;

        -         financing plans;

        -         tax planning (See "--Critical Accounting Estimates--Income
                  Taxes");

        -         budgets for capital and other expenditures (see "--Capital
                  Resources");

        - timing and cost of completion of rig upgrades and other capital projects (see "--Capital Resources");

        - delivery dates and drilling contracts related to rig conversion and upgrade projects (see "Overview-- --Results of Operations and Industry Conditions" and "--Capital Resources");

        -         plans and objectives of management;

        - performance of contracts (see "-- Overview-- Results of Operations and Industry Conditions," "--Operations Outside the United States" and "--Integrated Services");

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

         The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 2004 and December 31, 2003 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

         The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2004 and December 31, 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

         The Company's long-term debt as of March 31, 2004 and December 31, 2003 is denominated in U.S. dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $154.1 million and $150.5 million, respectively. A 100 basis point decrease would result in an increase in market value of $191.2 million and $186.8 million, respectively.

         The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):

                                              FAIR VALUE ASSET (LIABILITY)                     MARKET RISK
                                         -------------------------------------      ---------------------------------
                                           MARCH 31,              DECEMBER 31,        MARCH 31,          DECEMBER 31,
    CATEGORY OF RISK EXPOSURE:               2004                    2003               2004                2003
------------------------------------------------------------------------------      ---------------------------------
                                                                            (IN THOUSANDS)
Interest rate:
   Marketable securities..........       $ 628,509  (a)         $  503,995 (a)      $  1,300 (c)       $     700 (c)
    Long-term debt................        (933,691) (b)           (909,100)(b)            --                  --

------------------------------------

       (a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on March 31, 2004 and December 31, 2003.

       (b) The fair values of the Company's 1.5% convertible senior debentures due 2031 and zero coupon convertible debentures due 2020 are based on the quoted closing market prices on March 31, 2004 and December 31, 2003. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 3.36% for March 31, 2004 and 2.08% for December 31, 2003.

       (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2004 and December 31, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits
        See the Exhibit Index for a list of those exhibits filed herewith.

(b) The Company made the following reports on Form 8-K during the first quarter of 2004:

   Date of Report              Description of Report
   --------------              ---------------------
January 6, 2004      Item 9 Regulation FD disclosure (Furnished, not filed)

January 20, 2004     Item 9 Regulation FD disclosure (Furnished, not filed)

January 29, 2004     Item 12 Results of Operations and Financial Condition
                     for the year ended December 31, 2003 (Furnished, not filed)

February 3, 2004     Item 9 Regulation FD disclosure (Furnished, not filed)

February 17, 2004    Item 9 Regulation FD disclosure (Furnished, not filed)

March 2, 2004        Item 9 Regulation FD disclosure (Furnished, not filed)

March 16, 2004       Item 9 Regulation FD disclosure (Furnished, not filed)

March 29, 2004       Item 9 Regulation FD disclosure (Furnished, not filed)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DIAMOND OFFSHORE DRILLING, INC.
                                         (Registrant)

Date 03-May-2004                 By: \s\ Gary T. Krenek
                                     ---------------------------
                                     Gary T. Krenek
                                     Vice President and Chief Financial Officer

Date 03-May-2004                     \s\ Beth G. Gordon
                                     ---------------------------
                                      Beth G. Gordon
                                      Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No                      Description
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