Form 10-Q
period 2004-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2004-08-02
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       OR

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

As of July 28, 2004  Common stock, $0.01 par value per share  129,322,455 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                           QUARTER ENDED JUNE 30, 2004

                                                                                                            PAGE NO.
COVER PAGE................................................................................................     1
TABLE OF CONTENTS.........................................................................................     2
PART I. FINANCIAL INFORMATION.............................................................................     3
        ITEM 1. FINANCIAL STATEMENTS
                Consolidated Balance Sheets...............................................................     3
                Consolidated Statements of Operations.....................................................     4
                Consolidated Statements of Cash Flows.....................................................     5
                Notes to Unaudited Consolidated Financial Statements......................................     6
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....    17
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................    34
        ITEM 4. CONTROLS AND PROCEDURES...................................................................    35
PART II.OTHER INFORMATION.................................................................................    36
        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    36
        ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K...........................................................    36
SIGNATURES................................................................................................    38
EXHIBIT INDEX.............................................................................................    39

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        JUNE 30,       DECEMBER 31,
                                                                      -----------      -----------
                                                                          2004            2003
                                                                      -----------      -----------
                                                                      (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................     $   129,327      $   106,345
  Investments and marketable securities .........................          35,755          503,995
  Receivable from sale of marketable securities .................         448,992               --
  Accounts receivable ...........................................         147,047          154,124
  Rig inventory and supplies ....................................          48,296           48,035
  Prepaid expenses and other ....................................          32,531           22,764
                                                                      -----------      -----------
          Total current assets ..................................         841,948          835,263
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ......................................       2,220,509        2,257,876
GOODWILL ........................................................           4,291           11,099
OTHER ASSETS ....................................................          29,920           30,781
                                                                      -----------      -----------
          Total assets ..........................................     $ 3,096,668      $ 3,135,019
                                                                      ===========      ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt .............................     $    11,969      $    11,969
  Accounts payable ..............................................          21,170           15,653
  Accrued liabilities ...........................................          63,289           65,617
  Taxes payable .................................................           2,944            6,761
                                                                      -----------      -----------
          Total current liabilities .............................          99,372          100,000
LONG-TERM DEBT ..................................................         935,996          928,030
DEFERRED TAX LIABILITY ..........................................         377,312          384,505
OTHER LIABILITIES ...............................................          41,146           42,004
                                                                      -----------      -----------
          Total liabilities .....................................       1,453,826        1,454,539
                                                                      -----------      -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9) ..........................              --               --

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,
    none issued and outstanding) ................................              --               --
  Common stock (par value $0.01, 500,000,000 shares authorized,
   133,457,055 shares issued and 129,322,455 shares outstanding
   at June 30, 2004 and December 31, 2003) ......................           1,335            1,335
  Additional paid-in capital ....................................       1,263,692        1,263,692
  Retained earnings .............................................         478,273          515,906
  Accumulated other comprehensive losses ........................          (4,122)          (4,117)
  Treasury stock, at cost (4,134,600 shares at June 30, 2004 and
   December 31, 2003) ...........................................         (96,336)         (96,336)
                                                                      -----------      -----------
          Total stockholders' equity ............................       1,642,842        1,680,480
                                                                      -----------      -----------
          Total liabilities and stockholders' equity ............     $ 3,096,668      $ 3,135,019
                                                                      ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                             -------------------------      ------------------------
                                                                2004            2003           2004           2003
                                                             ----------      ---------      ---------      ---------
REVENUES:
  Contract drilling......................................    $  176,685      $ 157,038      $ 353,925      $ 296,897
  Revenues related to reimbursable expenses..............         8,261          6,162         15,219         12,452
                                                             ----------      ---------      ---------      ---------
       Total revenues....................................       184,946        163,200        369,144        309,349
                                                             ----------      ---------      ---------      ---------
OPERATING EXPENSES:
  Contract drilling......................................       133,483        124,606        268,161        238,276
  Reimbursable expenses..................................         7,519          5,525         13,753         11,263
  Depreciation and amortization..........................        44,554         41,553         89,074         88,830
  General and administrative.............................         8,760          8,214         17,549         15,414
  Loss (gain) on sale of assets                                     130            (57)          (195)           (58)
                                                             ----------      ---------      ---------      ---------
       Total operating expenses..........................       194,446        179,841        388,342        353,725
                                                             ----------      ---------      ---------      ---------
OPERATING LOSS...........................................        (9,500)       (16,641)       (19,198)       (44,376)

OTHER INCOME (EXPENSE):
  Interest income........................................         3,114          3,337          4,682          7,493
  Interest expense.......................................        (6,373)        (5,378)       (12,727)       (10,953)
  Gain (loss) on sale of marketable securities                      283         (1,071)           258         (1,132)
  Other, net                                                       (257)         1,290           (411)         3,032
                                                             ----------      ---------      ---------      ---------
LOSS BEFORE INCOME TAX BENEFIT                                  (12,733)       (18,463)       (27,396)       (45,936)

INCOME TAX BENEFIT.......................................         2,238          1,776          5,929          7,683
                                                             ----------      ---------      ---------      ---------
NET LOSS.................................................    $  (10,495)     $ (16,687)     $ (21,467)     $ (38,253)
                                                             ==========      =========      =========      =========
LOSS PER SHARE:
  BASIC                                                      $    (0.08)     $   (0.13)     $   (0.17)     $   (0.29)
                                                             ==========      =========      =========      =========
  DILUTED                                                    $    (0.08)     $   (0.13)     $   (0.17)     $   (0.29)
                                                             ==========      =========      =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Shares of common stock.................................       129,322        130,336        129,322        130,336
  Dilutive potential shares of common stock..............             -              -              -              -
                                                             ----------      ---------      ---------      ---------
       Total weighted average shares outstanding.........       129,322        130,336        129,322        130,336
                                                             ==========      =========      =========      =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -----------------------------
                                                                                     2004            2003
                                                                                -------------   -------------
OPERATING ACTIVITIES:
      Net loss............................................................      $    (21,467)   $     (38,253)
      Adjustments to reconcile net loss to net cash provided
        by operating activities:
        Depreciation......................................................             89,074          88,830
        Gain on sale of assets............................................               (195)            (58)
        (Gain) loss on sale of marketable securities, net.................               (258)          1,132
        Deferred tax provision............................................               (450)         (9,666)
        Accretion of discounts on marketable securities...................             (1,618)         (1,378)
        Amortization of debt issuance costs...............................                534             594
        Amortization of discount on zero coupon convertible debentures....              7,966           7,695
      Changes in operating assets and liabilities:
        Accounts receivable...............................................              7,077          (4,058)
        Rig inventory and supplies and other current assets...............            (10,028)          1,967
        Other assets, non-current.........................................                327           2,944
        Accounts payable and accrued liabilities..........................              3,189         (12,969)
        Taxes payable.....................................................             (3,817)         (3,470)
        Other liabilities, non-current....................................               (858)          2,389
        Other items, net..................................................                450          (2,244)
                                                                                -------------   -------------
            Net cash provided by operating activities.....................             69,926          33,455
                                                                                -------------   -------------
INVESTING ACTIVITIES:
      Capital expenditures (excluding rig acquisitions)...................            (52,588)       (134,114)
      Rig acquisitions....................................................                 --         (63,500)
      Proceeds from sale of assets........................................              1,076             388
      Proceeds from sale and maturities of marketable securities..........          1,949,247       1,603,006
      Purchases of marketable securities..................................         (1,895,603)     (1,374,768)
      Purchases of Australian dollar time deposits........................            (42,073)             --
      Proceeds from maturities of Australian dollar time deposits.........              9,163              --
      Proceeds from settlement of forward contracts.......................                 --           2,015
                                                                                -------------   -------------
            Net cash (used) provided by investing activities..............            (30,778)         33,027
                                                                                -------------   -------------
FINANCING ACTIVITIES:
      Payment of dividends................................................            (16,166)        (32,584)
                                                                                -------------   -------------
            Net cash used in financing activities.........................            (16,166)        (32,584)
                                                                                -------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................................             22,982          33,898
      Cash and cash equivalents, beginning of period......................            106,345         182,453
                                                                                -------------   -------------
      Cash and cash equivalents, end of period............................      $     129,327   $     216,351
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

      As of July 28, 2004, Loews Corporation ("Loews") owned 54.2% of the outstanding shares of common stock of Diamond Offshore Drilling, Inc., which was a wholly owned subsidiary of Loews prior to its initial public offering in October 1995.

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

Cash and Cash Equivalents, Marketable Securities and Other Investments

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

      Current assets include a receivable of $449.0 million for the June 30, 2004 sale of $448.5 million of marketable securities, the proceeds of which were received on July 1, 2004, resulting in a gain of $0.5 million that was recognized on June 30, 2004.

      "Investments and marketable securities" in the Consolidated Balance Sheet at June 30, 2004 also included $31.9 million of time deposits (converted from 45.0 million Australian dollars) which mature over the next nine months. These securities do not meet the definition of debt securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are therefore carried at cost on the balance sheet of a foreign branch of the Company.

Derivative Financial Instruments

      Derivative financial instruments of the Company include forward exchange contracts and a contingent interest provision that is embedded in the 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt totaled $3.5 million for each of the six month periods ended June 30, 2004 and 2003.

      Cash refunds received for foreign income taxes, net of foreign tax payments made, were $0.3 million during the six months ended June 30, 2004. Cash payments made for foreign income taxes, net of foreign tax refunds, were $5.3 million during the six months ended June 30, 2003. A $0.4 million refund of U.S. income tax was received in the first half of 2004. There were no payments or refunds of U.S. income taxes during the first half of 2003.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Operations is as follows:`

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                  ------------------        ----------------
                                                   2004       2003         2004         2003
                                                  ------     -------      -------     --------
                                                               (IN THOUSANDS)
Total interest cost including amortization of
  debt issuance costs .......................     $6,373     $ 6,518      $12,727     $ 13,017
Capitalized interest ........................         --      (1,140)          --       (2,064)
                                                  ------     -------      -------     --------
   Total interest expense as reported .......     $6,373     $ 5,378      $12,727     $ 10,953
                                                  ======     =======      =======     ========

      Interest on the upgrade cost of the Ocean Rover was capitalized through July 10, 2003 when its upgrade was completed. Currently, there are no capital projects for which interest is being capitalized.

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the respective terms of the related debt.

Treasury Stock

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. There were no treasury stock purchases during the six months ended June 30, 2004 or 2003.

Comprehensive Loss

      A reconciliation of net loss to comprehensive loss is as follows:

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                           ------------------          ----------------
                                                          2004            2003         2004        2003
                                                        ---------      ---------    ---------    ---------
                                                                          (IN THOUSANDS)
Net loss...........................................     $ (10,495)     $ (16,687)   $ (21,467)   $ (38,253)
Other comprehensive gains (losses), net of tax:
  Foreign currency translation loss................          (718)           (62)        (432)        (149)
  Unrealized holding (loss) gain on investments....            (8)        (1,921)         452       (4,214)
  Reclassification adjustment for gain (loss)
   included in net income (loss)...................             3              4          (25)          (9)
                                                        ---------      ---------    ---------    ---------
Comprehensive loss.................................     $ (11,218)     $ (18,666)   $ (21,472)   $ (42,625)
                                                        =========      =========    =========    =========

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

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                            ------------------               ----------------
                                                           2004            2003            2004             2003
                                                           ----            ----            ----             ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss as reported ..............................     $  (10,495)     $  (16,687)     $  (21,467)     $  (38,253)
  Add: Stock-based employee compensation expense
   included in reported net loss, net of related
   tax effects ....................................             --              --              --              --
  Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method, net of related tax effects .............           (266)           (273)           (577)           (537)
                                                        ----------      ----------      ----------      ----------
Pro forma net loss ................................     $  (10,761)     $  (16,960)     $  (22,044)     $  (38,790)
                                                        ==========      ==========      ==========      ==========
Loss per share of common stock:
  As reported .....................................     $    (0.08)     $    (0.13)     $    (0.17)     $    (0.29)
  Pro forma .......................................     $    (0.08)     $    (0.13)     $    (0.17)     $    (0.30)

Loss per share of common stock - assuming dilution:
  As reported .....................................     $    (0.08)     $    (0.13)     $    (0.17)     $    (0.29)
  Pro forma .......................................     $    (0.08)     $    (0.13)     $    (0.17)     $    (0.30)

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

Changes in Accounting Estimates

      In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the three and six months ended June 30, 2004 of $3.3 million, or $0.03 per share and $7.3 million, or $0.06 per share, respectively. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the three and six months ended June 30, 2003 of $5.8 million, or $0.04 per share.

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

2. LOSS PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                      ------------------          ----------------
                                                      2004           2003        2004         2003
                                                      ----           ----        ----         ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss - basic (numerator): ................     $ (10,495)     $ (16,687)   $ (21,467)   $ (38,253)
  Effect of dilutive potential shares
     1.5% Debentures .........................            --             --           --           --
     Zero Coupon Debentures ..................            --             --           --           --
                                                    --------      ---------     --------    ---------
Net loss including conversions - diluted
 (numerator) .................................     $ (10,495)     $ (16,687)   $ (21,467)   $ (38,253)
                                                    ========      =========     ========    =========

Weighted average shares - basic (denominator):       129,322        130,336      129,322      130,336
  Effect of dilutive potential shares
     1.5% Debentures .........................            --             --           --           --
     Zero Coupon Debentures ..................            --             --           --           --
     Stock options ...........................            --             --           --           --
                                                    --------      ---------     --------    ---------
Weighted average shares including conversions
 - diluted (denominator) .....................       129,322        130,336      129,322      130,336
                                                    ========      =========     ========    =========
Loss per share:
     Basic ...................................      $ ( 0.08)     $   (0.13)    $ ( 0.17)   $   (0.29)
                                                    ========      =========     ========    =========
     Diluted .................................      $ ( 0.08)     $   (0.13)    $ ( 0.17)   $   (0.29)
                                                    ========      =========     ========    =========

      The computation of diluted earnings per share ("EPS") for both quarters and six months ended June 30, 2004 and 2003 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures") because the inclusion of such shares would be antidilutive. The computation of diluted EPS for both quarters and six months ended June 30, 2004 and

2003 also excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures because the inclusion of such shares would be antidilutive. See Note 8 for a description of the Company's long-term debt.

      Certain stock options were excluded from the computation of diluted EPS because the options' exercise prices were more than the average market price per share of the common stock. Stock options representing 340,650 shares and 380,025 shares of common stock were excluded from the computation of diluted EPS for the quarters and six month periods ended June 30, 2004 and 2003, respectively.

      Other stock options with average market prices that exceeded their exercise prices during the period (in-the-money options) were excluded from the computation of diluted EPS because potential shares of common stock are not included when a loss from continuing operations exists. Stock options representing 297,025 shares and 85,250 shares of common stock were excluded from the computation of diluted EPS for the quarters and six months ended June 30, 2004 and 2003, respectively.

      3. INVESTMENTS AND MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                        JUNE 30, 2004
                                       ----------------------------------------------------------
                                                                GROSS UNREALIZED LOSSES
                                                               -------------------------
                                                     GROSS
                                       AMORTIZED   UNREALIZED  LESS THAN    GREATER THAN   MARKET
                                         COST        GAINS     12 MONTHS      12 MONTHS    VALUE
                                       ---------   ----------  ---------    ------------   ------
                                                            (in thousands)
Debt securities issued by the U.S.
Treasury and other U.S. government
agencies:
  Due within one year ............      $    --      $  --       $ --          $  --       $   --
 Mortgage-backed securities ......        3,838         53         --             --        3,891
                                        -------      -----       ----          -----       ------
  Total ..........................      $ 3,838      $  53       $ --          $  --       $3,891
                                        =======      =====       ====          =====       ======

      "Investments and marketable securities" in the Consolidated Balance Sheets at June 30, 2004 also included $31.9 million of time deposits (converted from 45.0 million Australian dollars) which mature over the next nine months. These securities do not meet the definition of debt securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are therefore carried at cost on the balance sheet of a foreign branch of the Company.

                                                          DECEMBER 31, 2003
                                       ------------------------------------------------------------
                                                               GROSS UNREALIZED LOSSES
                                                               -------------------------
                                                     GROSS
                                       AMORTIZED   UNREALIZED  LESS THAN    GREATER THAN    MARKET
                                          COST       GAINS     12 MONTHS     12 MONTHS      VALUE
                                       ---------   ----------  ---------    ------------   --------
                                                            (in thousands)
Debt securities issued by the U.S.
Treasury and other U.S. government
agencies:
  Due within one year ............     $ 499,784      $ 44       $ --           $  --      $499,828
Mortgage-backed securities .......         4,812        --         --            (645)        4,167
                                       ---------      ----       ----           -----      --------
  Total ..........................     $ 504,596      $ 44       $ --           $(645)     $503,995
                                       =========      ====       ====           =====      ========

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Investments and marketable securities," representing the investment of cash available for current operations.

      Current assets include a receivable of $449.0 million for the June 30, 2004 sale of $448.5 million of marketable securities, the proceeds of which were received on July 1, 2004, resulting in a gain of $0.5 million that was recognized on June 30, 2004.

      Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                     JUNE 30,                      JUNE 30,
                             -------------------------    --------------------------
                                2004          2003           2004            2003
                             ----------   ------------    -----------    -----------
                                                (IN THOUSANDS)
Proceeds from sales .......  $1,198,732   $     75,045    $ 1,199,247    $   228,006
Proceeds from maturities ..     125,000        650,000        750,000      1,375,000
Gross realized gains ......       2,558             --          2,558            108
Gross realized losses .....      (2,275)        (1,071)        (2,300)        (1,240)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Forward Exchange Contracts

      The Company operates internationally, resulting in exposure to foreign exchange risk. This risk is primarily associated with costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. A technique the Company uses, when possible, for minimizing its foreign exchange risk involves structuring customer contracts to provide for payment in both the U.S. dollar and the foreign currency. The payment portion denominated in the foreign currency is based on anticipated foreign currency requirements over the contract term. In some instances, when customer contracts cannot be structured to generate a sufficient amount of foreign currency for operating purposes, a foreign exchange forward contract may be used to minimize the forward exchange risk. A forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

      In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million to be purchased on July 31, 2003. These forward contracts were derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 did not qualify for hedge accounting. At June 30, 2003, an asset of $0.5 million, reflecting the fair value of the forward contracts, was included with "Prepaid expenses and other" in the Consolidated Balance Sheets. A pre-tax gain of $1.0 million and $2.3 million was recorded in the Consolidated Statements of Operations for the quarter and six months ended June 30, 2003 in "Other income (expense)." The Company had satisfied all obligations under these contracts as of September 30, 2003 and no new forward exchange contracts have been entered into since that time.

Contingent Interest

      The Company's $460.0 million principal amount of 1.5% Debentures, which were issued on April 11, 2001 and are due on April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2003, or at June 30, 2004.

5.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                       JUNE 30,       DECEMBER 31,
                                                     -----------------------------
                                                        2004              2003
                                                     -----------      ------------
                                                           (IN THOUSANDS)
Drilling rigs and equipment ....................     $ 3,525,367      $  3,453,219
Construction work-in-progress ..................              --            21,274
Land and buildings .............................          15,703            15,220
Office equipment and other .....................          22,430            22,080
                                                     -----------      ------------
      Cost .....................................       3,563,500         3,511,793
Less: accumulated depreciation .................      (1,342,991)       (1,253,917)
                                                     -----------      ------------
      Drilling and other property and equipment,
       net .....................................     $ 2,220,509      $  2,257,876
                                                     ===========      ============

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

      In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the three and six months ended June 30, 2004 of $3.3 million, or $0.03 per share and $7.3 million, or $0.06 per share, respectively. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the three and six months ended June 30, 2003 of $5.8 million, or $0.04 per share.

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

      During each of the six-month periods ended June 30, 2004 and 2003, an adjustment of $6.8 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero in the fourth quarter of 2004.

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                         JUNE 30,   DECEMBER 31,
                                          2004          2003
                                         -------    -----------
                                            (IN THOUSANDS)
Payroll and benefits ................    $31,183      $31,058
Personal injury and other claims ....      8,159        7,455
Interest payable ....................      2,317        1,537
Deferred revenue ....................      2,206        3,068
Other ...............................     19,424       22,499
                                         -------      -------
      Total .........................    $63,289      $65,617
                                         =======      =======

8. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                 JUNE 30,     DECEMBER 31,
                                                  2004           2003
                                                ---------     ------------
                                                      (IN THOUSANDS)
Zero Coupon Debentures ......................   $ 463,178      $ 455,212
1.5% Debentures .............................     460,000        460,000
Ocean Alliance Lease-leaseback Agreement ....      24,787         24,787
                                                ---------      ---------
                                                  947,965        939,999
Less: Current maturities ....................     (11,969)       (11,969)
                                                ---------      ---------
      Total .................................   $ 935,996      $ 928,030
                                                =========      =========

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows (see discussions following table for description of the rights that holders of the debentures have to put the securities to the Company):

                     (IN THOUSANDS)
                     --------------
2004 ..........................   $ 11,969
2005 ..........................     12,818
2006 ..........................         --
2007...........................         --
2008...........................         --
Thereafter ....................    923,178
                                 ---------
                                   947,965
Less: Current maturities.......    (11,969)
                                 ---------
  Total .......................  $ 935,996
                                 =========

1.5% Debentures

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

      The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008, if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or on December 31, 2003 or June 30, 2004.

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

Zero Coupon Convertible Debentures

      The Company's Zero Coupon Debentures issued on June 6, 2000 at a price of $499.60 per $1,000 debenture are due June 6, 2020, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustment in certain events. The Zero Coupon Debentures are senior unsecured obligations of the Company.

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

Ocean Alliance Lease-Leaseback

      The Company entered into a lease-leaseback agreement with a European bank in December 2000. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. Three of the five annual payments have been made as of June 30, 2004. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

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

Contract Drilling Services

      Revenues from customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      ----------------------      ----------------------
                                        2004         2003           2004         2003
                                        ----         ----           ----         ----
                                                          (IN THOUSANDS)
High Specification Floaters .....     $ 59,088     $  72,660      $123,840     $ 136,294
Other Semisubmersibles ..........       75,128        61,265       146,263       112,968
Jack-ups ........................       42,304        23,116        83,123        46,682
Integrated Services .............           --            --            --         1,189
Other ...........................          165            (3)          699            (3)
Eliminations ....................           --            --            --          (233)
                                      --------     ---------      --------     ---------
 Total Contract Drilling Revenues      176,685       157,038       353,925       296,897
Revenues Related to Reimbursable
 Expenses .......................        8,261         6,162        15,219        12,452
                                      --------     ---------      --------     ---------
      Total revenues ............     $184,946     $ 163,200      $369,144     $ 309,349
                                      ========     =========      ========     =========

Geographic Areas

      At June 30, 2004, the Company had drilling rigs located offshore ten countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                 JUNE 30,
                              ---------------------     ---------------------
                                2004         2003         2004         2003
                                ----         ----         ----         ----
                                               (IN THOUSANDS)
United States .............   $ 79,992     $ 83,915     $157,702     $163,674
Foreign:
 South America ............     26,287       40,804       57,767       81,279
 Europe/Africa ............     17,539       15,009       31,438       20,871
 Australia/Southeast Asia..     40,059       22,570       79,795       42,623
 Mexico ...................     21,069          902       42,442          902
                              --------     --------     --------     --------
    Total revenues ........   $184,946     $163,200     $369,144     $309,349
                              ========     ========     ========     ========

11. INCOME TAXES

      Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the three months or six months ended June 30, 2004 and 2003. The estimated total Company annual effective tax rate was 24.8% as of June 30, 2004 and 16.7% as of June 30, 2003. The estimated annual effective tax rate was greater in the 2004 period than in the 2003 period primarily due to the different mix of domestic and international earnings and tax rates in each period.

      Tax expense for the three and six months ended June 30, 2004 also included a $0.9 million adjustment related to finalizing prior year tax returns in two foreign jurisdictions. This additional expense is not included in the calculation of the Company's current year estimated annual effective tax rate of 24.8%.

      The Company is under audit or has received an assessment for prior year income taxes in certain of its international tax jurisdictions which exposes the Company to approximately $1.0 million of additional income tax. The Company intends to contest any unfavorable judgment in these jurisdictions and expects to prevail. Consequently, no income tax expense related to this potential exposure has been recorded.

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

      Components of net periodic benefit costs were as follows:

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                      ------------------      ------------------
                                       2004        2003        2004       2003
                                       ----        ----        ----       ----
                                                   (IN THOUSANDS)
Interest cost .....................   $  255      $  248      $  510      $ 497
Expected return on plan assets ...      (297)       (315)       (594)      (631)
Amortization of unrecognized loss..       77          68         154        136
                                      ------      ------      ------      -----
Net periodic pension expense ......   $   35      $    1      $   70      $   2
                                      ======      ======      ======      =====

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

OVERVIEW

RESULTS OF OPERATIONS AND INDUSTRY CONDITIONS

      Overall demand for offshore contract drilling services improved but remained volatile during the second quarter of 2004, and the Company reported a $0.08 per share loss on a diluted basis for the period. The loss was chiefly attributable to downtime associated with a series of sub-sea and electrical problems that the Ocean Alliance experienced after returning to work following a scheduled regulatory survey and sub-sea equipment upgrade. As a result, gross revenue was negatively impacted by approximately $8.9 million and net income, including approximately $1.5 million of repair costs on the Ocean Alliance, was negatively impacted by $7.8 million, or $0.06 per share on a diluted basis. The Ocean Alliance has continued to operate on term contract for Petrobras in Brazil since it returned to work on July 2.

      Gulf of Mexico. In the U.S. Gulf of Mexico ("U.S. GOM"), our jack-up fleet continued to experience high utilization and improving dayrates during the second quarter of 2004 compared with the previous quarter. In late June, the Company reactivated the Ocean Champion from cold-stack status. The 250-ft. mat slot jack-up rig is currently in Lake Charles, LA, being prepared for a return to work expected in mid-August 2004. The Company currently views the jack-up market in the U.S. GOM as tightly balanced, with effective utilization near 100 percent and demand sporadically exceeding supply. As a result, the Company believes the market and dayrates for this class of equipment could improve further in the near term.

      Well-to-well contracts remained the norm for both the high-specification deepwater and other mid-water semisubmersible markets in the U.S. GOM during the second quarter of 2004. In the deepwater market, the Ocean Star, a fourth generation conversion that had been idle for most of the year, returned to work in June with contracts and commitments that could keep the rig employed until early 2005. Additionally, the 5,500-ft. Ocean America completed approximately three months' of special survey and upgrade work and returned to work in June for a drilling program that will occupy the unit until late November 2004. While the Company views the deepwater market in the U.S. GOM as remaining over-supplied, the Company believes that utilization and dayrates have stabilized, and that improvement in this sector is possible in the second half of this year.

      Two of the Company's three mid-water semisubmersibles currently marketed in the U.S. GOM were fully utilized during the quarter. However, the Ocean Concord was again idled in June after approximately 80 days of work, and the Company elected to utilize the current period of weakness in the Gulf to bring the rig into a Brownsville, Texas shipyard for maintenance and tank repair. That work is expected to be completed in early October 2004. The Company views the mid-water market as remaining over-supplied and volatile with flat demand.

      In the Mexican GOM, the Company's four semisubmersible rigs that mobilized to that market in the latter half of 2003 operated throughout the second quarter of 2004 under long-term contracts. The Company believes that future work for other of its semisubmersibles and jack-ups in this market is limited. The Company views the market for the Mexican GOM as in balance and expects it to remain so this year.

      Brazil. In Brazil, the Ocean Alliance, the Ocean Winner and the Ocean Yatzy completed five-year regulatory surveys during the quarter and returned to work. However, the Ocean Alliance experienced a series of sub-sea and electrical problems subsequent to completion of its survey and sub-sea equipment upgrade, as noted previously. The Company views the Brazilian semisubmersible market as firm, and all four of the rigs the Company operates in Brazil are working under long-term contracts, three of which have been recently renewed. The contract for the Ocean Alliance expires in September 2004, and the Company is pursuing opportunities for the rig in Brazil and other markets.

      North Sea. In the U.K. sector of the North Sea, the Company operated two of its semisubmersibles throughout the first half of the year. A third rig, the Ocean Vanguard, began operating in the U.K. sector of the North Sea at the end of the second quarter of 2004 after an extended idle period. The new contract for the Ocean Vanguard is expected to extend into the fourth quarter of the year. The Company also has a contract for work that will mobilize the Ocean Vanguard to Norway in the fourth quarter of 2004. Utilization of marketed semisubmersible rigs in the U.K. sector of the North Sea reached 100 percent at the end of June with the advent of the summer drilling season and dayrates have increased. The Company believes this market will remain firm throughout the third quarter of 2004. Semisubmersible rig utilization in Norway also continues near 100 percent with firm demand, and the Company believes this market will remain firm at least through the end of this year.

      Africa. The Ocean Nomad worked in West Africa for the entire second quarter under a contract that will keep the rig employed until mid-September 2004. Additionally, the semisubmersible Ocean Patriot, a mid-water rig, completed its contract offshore South Africa and is currently mobilizing to Australia and New Zealand, where it will work for a group of companies under contracts that are expected to employ the rig until July 2005. The cost of the mobilization is being paid for by the customers. The Company views the West African floater market as remaining oversupplied and as being slower to develop in 2004 than anticipated; however, the Company believes deepwater demand could be positively impacted through increasing development work.

      Southeast Asia. The Ocean Heritage mobilized from Southeast Asia to Ecuador earlier this year, where it worked throughout the second quarter. The 300-ft. independent- cantilever jack-up rig is expected to demobilize to Asia or India following completion of its current contract in mid-August 2004. The cost of the demobilization from Ecuador will be paid for by our current customer. The Company's other rigs in the Southeast Asian market all operated throughout the majority of the second quarter, and the Company believes that its rigs in Southeast Asia will remain on contract through most of 2004. The Company views demand in the Southeast Asian market as increasing, and with high utilization, the Company believes dayrates could continue improving.

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

      Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. Four of the Company's rigs were cold stacked at June 30, 2004. The Company recognizes as operating expenses activities such as inspections, painting projects and routine overhauls, meeting certain criteria, which maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

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

CRITICAL ACCOUNTING ESTIMATES

      The Company's significant accounting policies are included in Note 1 of its Notes to Consolidated Financial Statements in Item 1 of Part I of this report. Management's judgments, assumptions and estimates are inherent in the preparation of the Company's financial statements and the application of its significant accounting policies. The Company believes that its most critical accounting estimates are as follows:

      Property, Plant and Equipment. Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives.

      In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the three and six months ended June 30, 2004 of $3.3 million, or $0.03 per share and $7.3 million, or $0.06 per share, respectively. The effect of this change in accounting estimates resulted in a reduction to net loss (after-tax) for the three and six months ended June 30, 2003 of $5.8 million, or $0.04 per share. Management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these assumptions could produce results that differ from those reported.

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

      Personal Injury Claims. The Company's uninsured retention of liability for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. The Company estimates its liability for personal injury claims based on the existing facts and circumstances in conjunction with historical experience regarding past personal injury claims. Eventual settlement or adjudication of these claims could differ significantly from the estimated amounts.

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

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

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

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                    ------------------
                                                                              FAVORABLE/
                                                   2004           2003       (UNFAVORABLE)
                                                   ----           ----       -------------
                                                             (in thousands)
CONTRACT DRILLING REVENUE
   High Specification Floaters .............     $  59,088      $  72,660      $(13,572)
   Other Semisubmersibles ..................        75,128         61,265        13,863
   Jack-ups ................................        42,304         23,116        19,188
   Other ...................................           165             (3)          168
                                                 ----------     ----------     --------
   TOTAL CONTRACT DRILLING REVENUE .........     $ 176,685      $ 157,038      $ 19,647
                                                 ==========     ==========     ========
   REVENUES RELATED TO REIMBURSABLE EXPENSES     $   8,261      $   6,162      $  2,099
CONTRACT DRILLING EXPENSE
   High Specification Floaters .............     $  40,668      $  38,555      $ (2,113)
   Other Semisubmersibles ..................        67,960         57,810       (10,150)
   Jack-ups ................................        24,082         27,012         2,930
   Integrated Services .....................            --            841           841
   Other ...................................           773            388          (385)
                                                 ----------     ----------     --------
   TOTAL CONTRACT DRILLING EXPENSE .........     $ 133,483      $ 124,606      $ (8,877)
                                                 ==========     ==========     ========
   REIMBURSABLE EXPENSES ...................     $   7,519      $   5,525      $ (1,994)
OPERATING INCOME (LOSS)
   High Specification Floaters .............     $  18,420      $  34,105      $(15,685)
   Other Semisubmersibles ..................         7,168          3,455         3,713
   Jack-ups ................................        18,222         (3,896)       22,118
   Integrated Services .....................            --           (841)          841
   Other ...................................          (608)          (391)         (217)
   Reimbursable expenses, net ..............           742            637           105
   Depreciation ............................       (44,554)       (41,553)       (3,001)
   General and administrative expense ......        (8,760)        (8,214)         (546)
    (Loss) gain on sale of assets ..........          (130)            57          (187)
                                                 ----------     ----------     --------
   TOTAL OPERATING INCOME (LOSS) ...........     $  (9,500)     $ (16,641)     $  7,141
                                                 ==========     ==========     ========

High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $13.6 million during the quarter ended June 30, 2004 compared to the same period in 2003.

      A decrease in utilization from 92% during the second quarter of 2003 to 63% (excluding the Ocean Rover) during the second quarter of 2004 negatively affected revenue by $20.8 million.

      Utilization declined for:

      - The Ocean Alliance, which was off contract for substantially all of the second quarter of 2004 due to a series of sub-sea and electrical problems;

      - the Ocean America, which spent most of the second quarter 2004 in a shipyard completing its 5-year survey and upgrade;

      - the Ocean Star, which was stacked the first two months of the second quarter of 2004, before returning to work in June; and

      - the Ocean Victory, which was stacked for approximately one-half of the second quarter of 2004.

      All of these rigs operated during all or most of the second quarter of 2003.

      The overall average operating dayrate was $96,300 during the second quarter of 2003 compared to $95,000 (excluding the Ocean Rover) during the second quarter of 2004. This lower average dayrate contributed $2.9 million to the overall decrease in high specification revenue.

      Partially offsetting the overall lower revenue for high specification floaters, was $10.1 million earned by the Ocean Rover during the second quarter of 2004, which was in a Singapore shipyard completing its major upgrade to high specification capabilities during the second quarter of 2003.

      Contract Drilling Expense. Contract drilling expense for high specification floaters was higher by $2.1 million for the quarter ended June 30, 2004 compared to the same period in 2003 primarily due to:

      - operating costs for the Ocean Rover, which worked all of the second quarter of 2004 but was completing its major upgrade during the second quarter of 2003; and

      - repairs to the Ocean Alliance, due to a series of sub-sea and electrical problems during the second quarter of 2004.

       Partially offsetting higher contract drilling expenses were lower expenses for:

      - the Ocean America, which was stacked in a shipyard during most of the second quarter of 2004 completing its 5-year survey and upgrade; and

      - the Ocean Quest and Ocean Valiant which experienced higher costs from maintenance projects during the second quarter of 2003.

Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the quarter ended June 30, 2004 increased $13.9 million compared to the same period in 2003.

      An improvement in utilization contributed $15.7 million to revenue. Utilization went up from 56% during the second quarter of 2003 (excluding the Ocean Century and Ocean Prospector which were sold in December 2003) to 71% during the second quarter of 2004.

      Utilization improved for:

      - the Ocean Epoch and the Ocean Whittington, both of which operated all of the second quarter of 2004 but were stacked most of the second quarter of 2003;

      - the Ocean Ambassador, which worked the entire second quarter of 2004 but spent the entire second quarter of 2003 in a shipyard undergoing its 5-year survey and preparing for its mobilization to Mexico; and

      - the Ocean Bounty and the Ocean Nomad, which both operated all of the second quarter of 2004 but were stacked for approximately one-half of the second quarter of 2003 undergoing 5-year surveys.

      The improvement in utilization was partially offset by the Ocean Yatzy which was stacked approximately three weeks during the second quarter of 2004 undergoing a 5-year survey but operated throughout the same period in 2003.

      Revenue was negatively impacted by $1.8 million due to a decline in the average operating dayrate, which fell from $56,900 during the second quarter of 2003 to $55,000 during the second quarter of 2004. The Ocean Yatzy, one of the Company's rigs operating offshore Brazil, experienced the largest change in dayrate (from $126,400 to $76,900) as its long-term contract expired in late 2003 and was renewed at a lower dayrate. Partially offsetting the overall decline in the average operating dayrate was an increase in dayrate for the Ocean Worker (from $39,100 to $69,000) when it began working offshore Mexico during the third quarter of 2003.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles increased $10.2 million during the second quarter of 2004 compared to the same period in 2003 primarily due to:

      - the Ocean Vanguard, purchased in December 2002, which incurred higher than normal operating costs during the second quarter of 2004 in preparation for its contract in the North Sea which began during that quarter compared to minimal costs incurred during the second quarter of 2003 when this rig was bareboat chartered to its previous owner for most of the quarter;

      - the four rigs now working in the Mexican GOM, which incurred higher labor, travel and equipment rental expense, as well as expenses associated with maintaining a Mexican shorebase;

      - the Ocean Patriot, which had increased expenditures as it prepared for operations in New Zealand and Australia and the associated expenses for mobilization which began late in the second quarter of 2004; and

      - the Ocean Epoch, which had normal operating expenses during the second quarter of 2004 compared to reduced costs during the second quarter of 2003 while it was stacked.

Partially offsetting the increase in contract drilling expense were lower comparative expenses during the second quarter of 2004 for:

      - the Ocean Nomad and the Ocean Bounty which were undergoing 5-year surveys during the second quarter 2003; and

      - the Ocean Guardian and the Ocean Princess which incurred additional costs from maintenance projects during the second quarter 2003.

Jack-Ups.

      Revenues. Revenues from jack-ups increased $19.2 million during the second quarter of 2004 compared to the same quarter in 2003.

      Improvements in average operating dayrates contributed $9.8 million to the overall revenue increase as dayrates rose from $26,700 during the second quarter of 2003 to $35,400 during the same period of 2004. Every rig in this classification experienced an increase to its average operating dayrate resulting primarily from a tighter jack-up market in the U.S. GOM.

      Utilization which rose from 68% during the second quarter of 2003 to 90% during the same quarter of 2004 also contributed to the overall increase in revenue by $9.4 million. This improvement in utilization was primarily due to:

      - the Ocean Sovereign, the Ocean Titan, and the Ocean Tower which worked the entire second quarter of 2004 compared to portions of the second quarter of 2003 when these rigs were undergoing major upgrades and other shipyard projects; and

      - the Ocean Summit and the Ocean Warwick which worked the entire second quarter of 2004 compared to the second quarter of 2003 when each rig was stacked for approximately one-half of the quarter, in the case of the Ocean Warwick for its 5-year survey.

Contract Drilling Expense. Contract drilling expense for jack-ups decreased $2.9 million during the second quarter of 2004 compared to the same period in 2003 primarily due to:

      - normal operating costs for the Ocean Tower and the Ocean Sovereign during the 2004 period compared to increased expenses for shipyard projects during the second quarter of 2003; and

      - normal operating costs for the Ocean Warwick during the 2004 period compared to expenses for mobilization to the shipyard and costs related to its 5-year survey during the second quarter of 2003.

Reimbursable expenses, net.

      Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $0.7 million and $0.6 million for the quarters ended June 30, 2004 and 2003, respectively.

Depreciation.

      Depreciation expense increased $3.0 million to $44.6 million in the second quarter of 2004 compared to $41.6 million in the second quarter of 2003 primarily due to:

      -     the Ocean Rover, which completed its upgrade in July 2003;

      - two jack-up rigs which completed upgrades during the second quarter of 2003 and one jack-up rig which completed its upgrade during the first quarter of 2004; and

      - four rigs operating in Mexico due to an increase in 2003 capital additions.

General and Administrative Expense.

      General and administrative expense for the quarter ended June 30, 2004 of $8.8 million increased from $8.2 million for the same period in 2003. This increase was primarily due to legal fees associated with litigation and engineering technical support fees.

Interest Expense.

      Interest expense of $6.4 million during the second quarter of 2004 was $1.0 million higher than interest expense of $5.4 million in the same period in 2003 primarily due to interest on the upgrade cost of the Ocean Rover capitalized through July 10, 2003 when its upgrade was completed. See Note 1 " -- General Information -- Capitalized Interest" in Item 1 of Part I of this report.

Gain (Loss) on Sale of Marketable Securities.

      A gain on the sale of marketable securities of $0.3 million occurred in the second quarter of 2004 compared to a $1.1 million loss in the same quarter of last year. See Note 3 "Marketable Securities" in Item 1 of Part I of this report.

Income Tax Benefit.

      An income tax benefit of $2.2 million was recognized on a pre-tax loss of $12.7 million in the second quarter of 2004 compared to a tax benefit of $1.8 million which was recognized on a pre-tax loss of $18.5 million in the second quarter of 2003.

      Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond

Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the quarters ended June 30, 2004 and 2003. The Company's annual estimated effective tax rate was 24.8% at June 30, 2004 and 16.7% at June 30, 2003. The estimated annual effective tax rate was greater in the 2004 period than in the 2003 period primarily due to the different mix of domestic and international earnings and tax rates in each period.

      Tax expense for the three months ended June 30, 2004 also included a $0.9 million adjustment related to finalizing prior year tax returns in two foreign jurisdictions. This additional expense is not included in the calculation of the Company's current year estimated annual effective tax rate of 24.8%.

      The Company is under audit or has received an assessment for prior year income taxes in certain of its international tax jurisdictions which exposes the Company to approximately $1.0 million of additional income tax. The Company intends to contest any unfavorable judgment in these jurisdictions and expects to prevail. Consequently, no income tax expense related to this potential exposure has been recorded.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                    ----------------
                                                                             FAVORABLE/
                                                   2004           2003      (UNFAVORABLE)
                                                   ----           ----      -------------
                                                             (in thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters .............     $ 123,840      $ 136,294      $(12,454)
  Other Semisubmersibles ..................       146,263        112,968        33,295
  Jack-ups ................................        83,123         46,682        36,441
  Integrated Services .....................            --          1,189        (1,189)
  Other ...................................           699             (3)          702
  Eliminations ............................            --           (233)          233
                                                ---------      ---------      --------
  TOTAL CONTRACT DRILLING REVENUE .........     $ 353,925      $ 296,897      $ 57,028
                                                =========      =========      ========
  REVENUES RELATED TO REIMBURSABLE EXPENSES     $  15,219      $  12,452      $  2,767
CONTRACT DRILLING EXPENSE
  High Specification Floaters .............     $  83,138      $  76,831      $ (6,307)
  Other Semisubmersibles ..................       130,952        107,527       (23,425)
  Jack-ups ................................        52,019         51,263          (756)
  Integrated Services .....................            --          2,090         2,090
  Other ...................................         2,052            798        (1,254)
  Eliminations ............................            --           (233)         (233)
                                                ---------      ---------      --------
  TOTAL CONTRACT DRILLING EXPENSE .........     $ 268,161      $ 238,276      $(29,885)
                                                =========      =========      ========
  REIMBURSABLE EXPENSES ...................     $  13,753      $  11,263      $ (2,490)
OPERATING INCOME (LOSS)
  High Specification Floaters .............     $  40,702      $  59,463      $(18,761)
  Other Semisubmersibles ..................        15,311          5,441         9,870
  Jack-ups ................................        31,104         (4,581)       35,685
  Integrated Services .....................            --           (901)          901
  Other ...................................        (1,353)          (801)         (552)
  Reimbursable expenses, net ..............         1,466          1,189           277
  Depreciation ............................       (89,074)       (88,830)         (244)
  General and administrative expense ......       (17,549)       (15,414)       (2,135)
  Gain on sale and disposition of assets ..           195             58           137
                                                ---------      ---------      --------
  TOTAL OPERATING INCOME (LOSS) ...........     $ (19,198)     $ (44,376)     $ 25,178
                                                =========      =========      ========

High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $12.5 million during the six months ended June 30, 2004 compared to the same period in 2003.

      Revenue was negatively impacted by $28.6 million as utilization (excluding the Ocean Rover) fell from 88% during the first half of 2003 to 69% during the first half of 2004.

Utilization declined for:

      - the Ocean Star, which was stacked a majority of the first half of 2004;

      - the Ocean Alliance, which was off contract during the first half of 2004 for approximately two and one-half months due to a series of sub-sea and electrical problems following approximately one month in a shipyard for a 5-year survey and sub-sea equipment upgrade;

      - the Ocean America, which spent approximately three of the first six months of 2004 in a shipyard undergoing a 5-year survey and upgrade which were completed late in the second quarter of 2004; and

      - the Ocean Confidence, which had approximately three weeks of unpaid downtime for repairs during the first half of 2004.

All of these rigs operated during all or most of the first half of 2003.

      Partially offsetting the overall decline in utilization was an improvement in utilization for the Ocean Valiant, which worked all of the first half of 2004 but was stacked for most of the first half of 2003 for a 5-year survey and while waiting for a contract.

      Lower overall average operating dayrates during the first six months of 2004, excluding the Ocean Rover, of $91,700 compared to $95,300 during the same period in 2003, reduced revenue by $4.6 million. The lower average dayrates were primarily a consequence of soft market conditions in the U.S. GOM as several of these high specification floaters accepted jobs in the mid-water depth market.

      The Ocean Rover contributed $20.7 million to revenue during the first half of 2004 as it continued its drilling program offshore Malaysia. During the first half of 2003 this rig was undergoing an upgrade to high specification capabilities which was completed in July 2003.

      Contract Drilling Expense. Contract drilling expense for high specification floaters increased by $6.3 million for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to:

      - operating costs for the Ocean Rover, which worked all of the first half of 2004 but was undergoing a major upgrade during the first half of 2003;

      - repairs to the Ocean Alliance due to a series of sub-sea and electrical problems and costs related to a 5-year survey and sub-sea equipment upgrade, all occurring during the first half of 2004; and

      - costs incurred for mobilization to a shipyard and a 5-year survey for the Ocean America during the first half of 2004.

      Partially offsetting the overall higher contract drilling expense during the first half of 2004 were lower expenses for:

      - the Ocean America, which capitalized a majority of its expenditures during its 2004 upgrade;

      - the Ocean Valiant which incurred higher costs during the first six months of 2003 for a 5-year survey and maintenance repairs; and

      - the Ocean Baroness which incurred higher costs during the first half of 2003 for its mobilization to Indonesia.

Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the six months ended June 30, 2004 increased $33.3 million compared to the same period in 2003.

      Utilization improvements contributed $35.9 million to the higher revenues. Utilization rose to 69% during the first half of 2004 from 51% during the same period of 2003 (excluding the Ocean Century and Ocean Prospector, which were sold in December 2003). Utilization improved for:

      - the Ocean Whittington, Ocean Epoch and Ocean Princess, all of which worked a majority of the first half of 2004 but were ready-stacked during most of the same period in 2003;

      - the Ocean Ambassador, which worked the entire first half of 2004 but spent the majority of the first half of 2003 in a shipyard undergoing a 5-year survey and preparing for its contract in Mexico; and

      - the Ocean Guardian and Ocean Bounty which worked most of the first half of 2004 compared to the first half of 2003 when the Ocean Guardian spent three months in a shipyard undergoing repairs and an inspection and the Ocean Bounty spent two months in a shipyard undergoing a 5-year survey.

      Partially offsetting these utilization improvements was the Ocean Concord which spent approximately three of the first six months of 2004 in a shipyard for life enhancement maintenance and 5-year survey compared to the first half of 2003 when this rig worked most of the period.

      The average operating dayrate for other semisubmersibles fell from $58,800 during the first six months of 2003 to $55,700 during the first six months of 2004 which reduced revenues by $2.6 million. The most significant reductions in average dayrates were to:

      - the Ocean Yatzy (from $124,300 to $83,300) which renewed its contract to operate offshore Brazil during the latter part of 2003 at a lower dayrate reflective of the current market; and

      - the Ocean Yorktown (from $75,500 to $48,300) which worked offshore Brazil during the first half of 2003 but operated in the Mexican GOM during the first half of 2004.

      Partially offsetting the overall lower average operating dayrates were improvements in dayrates for the Ocean Worker ($39,000 to $68,700) and Ocean Ambassador ($40,100 to $57,000). Both rigs operated in the Mexican GOM during the first half of 2004 and the U.S. GOM during the same period in 2003.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles increased $23.4 million during the first six months of 2004 compared to the same period in 2003 primarily due to:

      - the four rigs now working in the Mexican GOM, which incurred higher labor, travel, and equipment rental expense, as well as expenses associated with maintaining a Mexican shorebase;

      - the Ocean Vanguard and Ocean Patriot each incurred higher than normal operating expenses during the first half of 2004 due to preparations for work in the North Sea, New Zealand and Australia, respectively, compared to minimal costs during the same period in 2003 when the Ocean Vanguard operated under a bareboat charter for its previous owner for most of the 2003 period and the Ocean Patriot began operations following its March 2003 purchase;

      - the Ocean Winner and Ocean Concord, both of which incurred costs to mobilize to a shipyard for their 5-year surveys (the Ocean Concord was also undergoing life enhancement maintenance) during a portion of the first half of 2004 compared to normal operations during the first half of 2003; and

      - the Ocean Epoch, which incurred normal operating costs as it worked most of the first six months of 2004 compared to reduced costs while it was ready-stacked during most of the first six months of 2003.

      Partially offsetting the increase in contract drilling expense were lower costs for:

      - the Ocean Guardian, which incurred normal operating costs during the first half of 2004 compared to costs for mobilization to a shipyard and an inspection during the same period in 2003; and

      - the Ocean Saratoga, which incurred normal operating costs during the first half of 2004 compared to operating costs for the same period in 2003 which included engine and annular overhaul costs and anchor handling crews required to move the rig to a different location.

Jack-Ups.

      Revenues. Revenues from jack-ups increased $36.4 million during the first six months of 2004 compared to the same period of 2003.

      The average operating dayrate for jack-ups rose to $37,400 in the first half of 2004 from $27,200 in the same period of 2003 resulting in a $19.6 million revenue improvement. All of the Company's jack-ups in the GOM experienced an increase in average dayrate primarily due to a tighter market for this class of equipment in the U.S. GOM.

      Utilization rose to 88% in the first half of 2004 from 68% in the same period of 2003, resulting in a $16.8 million revenue improvement. Three of the Company's jack-ups, the Ocean Tower and Ocean Titan in the U.S. GOM, and the Ocean Sovereign in Southeast Asia, were in shipyards undergoing major upgrades during part of the first half of 2003 but were operating during most of the same period in 2004.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the first half of 2004 increased $0.8 million compared to the same period in 2003 primarily due to:

      - costs incurred for the 2004 mobilization of the Ocean Heritage from Singapore to Ecuador; and

      - operating costs during 2004 for the Ocean Tower and Ocean Sovereign, which capitalized a majority of their 2003 expenditures to their upgrades.

      Partially offsetting were lower contract drilling expenses for the Ocean Sovereign in 2004, which consisted of normal operating costs compared to the first half of 2003, which included non-upgrade shipyard projects in addition to its upgrade.

Reimbursable expenses, net.

      Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.5 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively.

Depreciation.

      Depreciation expense increased to $89.1 million in the first half of 2004 compared to $88.8 million in the first half of 2003 primarily due to:

      -     the Ocean Rover, which completed its upgrade in July 2003;

      -     the Ocean Patriot, acquired in March 2003;

      - three jack-up rigs, two of which completed upgrades during the second quarter of 2003 and one in early 2004; and

      - four rigs operating in Mexico due to an increase in capital additions.

      Partially offsetting the increase was a $5.3 million reduction in depreciation expense for the first quarter of 2004 which resulted from increasing the estimated service lives and salvage values for most of the Company's drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values.

General and Administrative Expense.

      General and administrative expense for the six months ended June 30, 2004 of $17.5 million increased $2.1 million over $15.4 million for the same period in 2003. This increase was primarily due to legal fees associated with litigation and engineering technical support fees.

Interest Income.

      Interest income of $4.7 million earned during the six months ended June 30, 2004 declined $2.8 million, from $7.5 million earned during the same period in 2003, primarily due to the lower interest rates earned on cash and marketable securities compared to the same period in 2003.

Interest Expense.

      Interest expense of $12.7 million during the six months ended June 30, 2004 was $1.7 million higher than interest expense of $11.0 million in same period in 2003 primarily due to interest on the upgrade cost of the Ocean Rover capitalized through July 10, 2003 when its upgrade was complete. See Note 1 " -- General Information -- Capitalized Interest" in Item 1 of Part I of this report.

Gain (Loss) on Sale of Marketable Securities.

      A gain on the sale of marketable securities of $0.3 million occurred during the six months ended June 30, 2004 compared to a $1.1 million loss during the same period of last year. See Note 3 "Marketable Securities" in Item 1 of
Part 1 of this report.

Income Tax Benefit.

      An income tax benefit of $5.9 million was recognized on a pre-tax loss of $27.4 million in the first half of 2004 compared to a tax benefit of $7.7 million which was recognized on a pre-tax loss of $45.9 million in the first half of 2003.

      Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the six months ended June 30, 2004 and 2003. The Company's estimated annual effective tax rate was 24.8% as of June 30, 2004 and 16.7% as of June 30, 2003. The estimated annual effective tax rate was greater in the 2004 period than in the 2003 period primarily due to the different mix of domestic and international earnings and tax rates in each period.

      Tax expense for the six months ended June 30, 2004 also included a $0.9 million adjustment related to finalizing prior year tax returns in two foreign jurisdictions. This additional expense is not included in the calculation of the Company's current year estimated annual effective tax rate of 24.8%.

      The Company is under audit or has received an assessment for prior year income taxes in certain of its international tax jurisdictions which exposes the Company to approximately $1.0 million of additional income tax. The Company intends to contest any unfavorable judgment in these jurisdictions and expects to prevail. Consequently, no income tax expense related to this potential exposure has been recorded.

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

LIQUIDITY

      A discussion of the sources and uses of cash for the six months ended June 30, 2004 compared to the same period in 2003 follows.

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                              -----------------------
                                                 2004          2003         CHANGE
                                                 ----          ----         ------
                                                         (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net loss ..............................     $(21,467)     $(38,253)     $ 16,786
  Depreciation ..........................       89,074        88,830           244
  Deferred tax provision ................         (450)       (9,666)        9,216
  Other non-cash items, net .............        6,429         7,985        (1,556)
  Net changes in operating assets and
   liabilities ..........................       (3,660)      (15,441)       11,781
                                              --------      --------      --------
                                              $ 69,926      $ 33,455      $ 36,471
                                              ========      ========      ========

      Cash of $69.9 million was generated from operations during the six months ended June 30, 2004 compared to cash of $33.5 million generated during the same period of 2003 primarily due to an improvement in results of operations in the first half of 2004.

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 ---------------------------
                                                                    2004            2003          CHANGE
                                                                    ----            ----          ------
                                                                               (IN THOUSANDS)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
  Capital expenditures (excluding rig acquisition)............   $   (52,588)   $   (134,114)   $   81,526
  Rig acquisition.............................................            --         (63,500)       63,500
  Proceeds from sale of assets................................         1,076             388           688
  Proceeds from sale and maturities of marketable                  1,949,247
   securities.................................................                     1,603,006       346,241
  Purchases of marketable securities..........................    (1,895,603)     (1,374,768)     (520,835)
  Purchase of Australian dollar time deposits.................       (42,073)             --       (42,073)
  Proceeds from maturities of Australian dollar time
   deposits...................................................         9,163              --         9,163
  Proceeds from settlement of forward contracts...............            --           2,015        (2,015)
                                                                 -----------    ------------    ----------
                                                                 $   (30,778)   $     33,027    $  (63,805)
                                                                 ===========    ============    ==========

      During the six months ended June 30, 2004, the Company used $30.8 million for investing activities compared to $33.0 million provided from investing activities during the comparable period in 2003. In the first half of 2004, capital expenditures used $52.6 million of the Company's cash. In addition, the Company invested $42.1 million (equivalent to Australian dollars of 58.0 million) in Australian dollar time deposits with expirations ranging from May 5, 2004 to March 9, 2005; $9.2 million (13.0 million Australian dollars) of which matured during the period. These cash expenditures more than offset cash proceeds of $53.6 million provided by the net sale and maturity of certain of the Company's investments in marketable securities and the $1.1 million of cash provided from the sale of miscellaneous equipment.

      During the six months ended June 30, 2003, the Company spent $65.0 million ($1.5 million of which is included with inventory) for the purchase of the semisubmersible rig, the Ocean Patriot, and used $134.1 million for capital expenditures, primarily for the completion of the Ocean Rover upgrade and the upgrade of three of the Company's jack-up rigs. Cash provided from investing activities in the first half of 2003 included cash proceeds of $228.2 million from the net sale and maturity of certain of the Company's investments in marketable securities, $2.0 million provided from the settlement of forward contracts at favorable exchange rates and $0.4 million provided from the sale of miscellaneous equipment.

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                  -------------------------
                                                     2004           2003         CHANGE
                                                     ----           ----         ------
                                                                (IN THOUSANDS)
NET CASH USED IN FINANCING ACTIVITIES
  Payment of dividends.......................     $ (16,166)     $ (32,584)     $  16,418
                                                  ---------      ---------      ---------
                                                  $ (16,166)     $ (32,584)     $  16,418
                                                  =========      =========      =========

      The Company paid cash dividends of $16.2 million to stockholders in the first half of 2004 compared to $32.6 million in the same period of 2003. Cash dividends paid in the first half of 2004 were lower primarily due to a lower quarterly dividend rate ($0.0625 per share of common stock) than the quarterly dividend rate used for cash dividends paid in the first half of 2003 ($0.125 per share of common stock).

Credit Ratings.

      As of the date of this report, the Company's current credit rating is Baa2 for Moody's Investors Services ("Moody's") and A- for Standard & Poor's ("S&P"). In 2003 Moody's lowered its ratings of the Company's long-term debt to Baa1 from A3 and on April 27, 2004 lowered its rating from Baa1 to Baa2 and changed the rating outlook to stable from negative. On July 27, 2004, S&P lowered the Company's debt rating from A to A- and rated its outlook as stable. Although the Company's long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Letters of Credit and Other.

      The Company is contingently liable as of June 30, 2004 in the amount of $72.5 million under certain performance, bid, supersedeas and custom bonds, and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $23.2 million currently have the option to require cash collateral due to Moody's lowering the Company's credit rating on April 27, 2004. The remaining agreements cannot require cash collateral except in events of default.

Other.

      At June 30, 2004 and December 31, 2003, the Company had no off-balance sheet debt.

      The Company has an effective shelf registration statement where an aggregate of approximately $117.5 million in debt, equity and other securities may be issued. In addition, the Company has an acquisition shelf registration statement where it may issue, from time to time, up to eight million shares of common stock, (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July 1997) in connection with one or more acquisitions by the Company of securities or assets of other businesses.

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

      The Company had budgeted approximately $15 million during 2004 to upgrade one of the Company's high specification semisubmersible units, the Ocean America, with capabilities making it more suitable for developmental drilling. The upgrade began near the end of the first quarter of 2004 and was completed during the latter part of the second quarter of 2004. The upgrade was completed under budget for approximately $13 million.

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

      The Company expects to spend approximately $79 million in 2004 for capital expenditures. These expenditures include approximately $65 million associated with its continuing rig enhancement program (other than rig upgrades), approximately $9 million related to customer contract requirements and approximately $5 million for other corporate requirements including life enhancement maintenance of one of the Company's semisubmersibles, the Ocean Concord. During the six months ended June 30, 2004, the Company spent $39.2 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements.

INTEGRATED SERVICES

      The Company from time to time selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which it agrees to drill a well to a specified depth for a fixed price. The Company had no such activity during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company had project income of $0.4 million from the completion of one turnkey plug and abandonment project in the Gulf of Mexico which was more than offset by operating overhead costs and insurance premiums. It is the Company's intent not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

FORWARD-LOOKING STATEMENTS

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning possible or assumed future results of operations of the Company and statements about the following subjects:

      - future market conditions and the effect of such conditions on the Company's future results of operations (see " - Overview-Results of Operations and Industry Conditions");

      - future uses of and requirements for financial resources (see " - Liquidity" and " - Capital Resources");

      - interest rate and foreign exchange risk (see " -- Liquidity-Credit Ratings" and "Quantitative and Qualitative Disclosures About Market Risk");

      - future contractual obligations (see " -- Overview -- Results of Operations and Industry Conditions," "--Operations Outside the United States" and " - Liquidity");

      - future operations outside the United States including, without limitation, the Company's operations in Mexico (see " -- Overview -- Results of Operations and Industry Conditions" and " -- Operations Outside the United States");

      -     business strategy;

      -     growth opportunities;

      -     competitive position;

      -     expected financial position;

      -     future cash flows;

      -     future dividends;

      -     financing plans;

      - tax planning (See " -- Critical Accounting Estimates -- Income Taxes," " -- Three Months Ended June 30, 2004 and 2003 -- Income Tax Benefit" and " -- Six Months Ended June 30, 2004 and 2003 -- Income Tax Benefit");

      -     budgets for capital and other expenditures (see "--Capital
            Resources");

      - timing and cost of completion of rig upgrades and other capital projects (see "--Capital Resources");

      - delivery dates and drilling contracts related to rig conversion and upgrade projects (see " -- Overview -- Results of Operations and Industry Conditions" and "--Capital Resources");

      -     plans and objectives of management;

      - performance of contracts (see " -- Overview -- Results of Operations and Industry Conditions," " -- Operations Outside the United States" and " -- Integrated Services");

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

      The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2004 and December 31, 2003 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

      The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2004 and December 31, 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

      The Company's long-term debt as of June 30, 2004 and December 31, 2003 is denominated in U.S. dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $149.2 million and $150.5 million, respectively. A 100 basis point decrease would result in an increase in market value of $184.4 million and $186.8 million, respectively.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. During the quarter ended June 30, 2004 the Company invested in Australian dollar time deposits and at June 30, 2004 45.0 million Australian dollars (equivalent to $31.9 million) of time deposits were included in "Investments and marketable securities" in the Consolidated Balance Sheet. The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2004.

      The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):

                                           FAIR VALUE ASSET (LIABILITY)                 MARKET RISK
                                       ------------------------------------       --------------------------
                                              JUNE 30,       DECEMBER 31,           JUNE 30,    DECEMBER 31,
      CATEGORY OF RISK EXPOSURE:               2004            2003                  2004         2003
      --------------------------              --------       ------------           -------     ------------
                                                                     (IN THOUSANDS)
Interest rate:
  Marketable securities ............   $    3,891  (a)     $   503,995  (a)       $   400 (c)  $     700 (c)
   Long-term debt ..................     (917,182) (b)        (909,100) (b)            --            --
Foreign Exchange:
   Australian dollar time deposits..       31,864  (d)              --              6,400 (d)        --

-------------

      (a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on June 30, 2004 and December 31, 2003.

      (b) The fair values of the Company's 1.5% convertible senior debentures due 2031 and zero coupon convertible debentures due 2020 are based on the quoted closing market prices on June 30, 2004 and December 31, 2003. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 3.98% for June 30, 2004 and 2.08% for December 31, 2003.

      (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2004 and December 31, 2003.

      (d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of a decrease in foreign exchange rates of 20% at June 30, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders (the "Annual Meeting") of Diamond Offshore Drilling, Inc. was held on May 18, 2004 in New York, New York. At the Annual Meeting, the holders of 124,916,044 shares of common stock out of 129,322,455 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

      a. To elect seven directors, each to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal.

                                      NUMBER OF SHARES
                          -------------------------------------
                                                        BROKER
                              FOR          WITHHELD    NON-VOTE
                              ---          --------    --------
James S. Tisch            106,083,282     18,832,762      0
Lawrence R. Dickerson     105,098,971     19,817,073      0
Alan R. Batkin            123,799,196      1,116,848      0
Charles L. Fabrikant      123,803,168      1,112,876      0
Herbert C. Hofmann        105,132,532     19,783,512      0
Arthur L. Rebell          106,228,566     18,687,478      0
Raymond S. Troubh         122,774,130      2,141,914      0

      b. To approve the Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan.

For                 107,710,315
Against               8,563,035
Abstain               8,642,694
Broker Non-Vote               0

      c. To ratify the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company and its subsidiaries for fiscal year 2004.

For                 124,501,231
Against                 345,885
Abstain                  68,928
Broker Non-Vote               0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      See the Exhibit Index for a list of those exhibits filed or furnished herewith.

(b) The Company made the following reports on Form 8-K during the second quarter of 2004:

Date of Report             Description of Report
--------------             ---------------------
April 12, 2004    Item 9 Regulation FD disclosure (Furnished, not filed)

April 20, 2004    Item 12 Results of Operations and Financial Condition
                  for the quarter ended March 31, 2004 (Furnished, not filed)

April 26, 2004    Item 9 Regulation FD disclosure (Furnished, not filed)

May 10, 2004      Item 9 Regulation FD disclosure (Furnished, not filed)

May 25, 2004      Item 9 Regulation FD disclosure (Furnished, not filed)

June 8, 2004      Item 9 Regulation FD disclosure (Furnished, not filed)

June 21, 2004     Item 9 Regulation FD disclosure (Furnished, not filed)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DIAMOND OFFSHORE DRILLING, INC.
                                                    (Registrant)

Date  02-August-2004                     By: \s\ Gary T. Krenek
                                             ----------------------------------
                                             Gary T. Krenek
                                             Vice President and Chief
                                             Financial Officer

Date 02-August-2004                          \s\ Beth G. Gordon
                                             -----------------------------------
                                             Beth G. Gordon
                                             Controller (Chief Accounting
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

   10.1       Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock
              Option Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 333-117512 on Form S-8).

   31.1*      Rule 13a-14(a) Certification of the Chief Executive Officer.

   31.2*      Rule 13a-14(a) Certification of the Chief Financial Officer.

   32.1*      Section 1350 Certification of the Chief Executive Officer.

   32.2*      Section 1350 Certification of the Chief Financial Officer.

* Filed or furnished herewith.