Form 10-Q
period 2004-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2004-11-08
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ______________

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

As of October 27, 2004     Common stock, $0.01 par value per share       128,544,903 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                  PAGE NO.
COVER PAGE.......................................................................................  1

TABLE OF CONTENTS................................................................................  2

PART I.  FINANCIAL INFORMATION...................................................................  3

         ITEM 1.  FINANCIAL STATEMENTS
                   Consolidated Balance Sheets...................................................  3
                   Consolidated Statements of Operations.........................................  4
                   Consolidated Statements of Cash Flows.........................................  5
                   Notes to Unaudited Consolidated Financial Statements..........................  6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                   AND RESULTS OF OPERATIONS.....................................................  19

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................  39

         ITEM 4.  CONTROLS AND PROCEDURES.......................................................   40

PART II.  OTHER INFORMATION......................................................................  41

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................  41

         ITEM 6.  EXHIBITS.......................................................................  41

SIGNATURES.......................................................................................  42

EXHIBIT INDEX....................................................................................  43

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                    ------------------------------
                                                                                         2004             2003
                                                                                    --------------   -------------
                                                                                      (UNAUDITED)
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .................................................       $   213,875        $   106,345
  Investments and marketable securities .....................................           669,284            503,995
  Accounts receivable .......................................................           153,952            154,124
  Rig inventory and supplies ................................................            48,099             48,035
  Prepaid expenses and other ................................................            34,144             22,764
                                                                                    -----------        -----------
          Total current assets ..............................................         1,119,354            835,263
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ..................................................         2,190,616          2,257,876
GOODWILL ....................................................................               887             11,099
OTHER ASSETS ................................................................            30,719             30,781
                                                                                    -----------        -----------
          Total assets ......................................................       $ 3,341,576        $ 3,135,019
                                                                                    ===========        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt .........................................       $   479,190        $    11,969
  Accounts payable ..........................................................            18,687             15,653
  Accrued liabilities .......................................................            82,112             65,617
  Taxes payable .............................................................             3,847              6,761
                                                                                    -----------        -----------
          Total current liabilities .........................................           583,836            100,000
LONG-TERM DEBT ..............................................................           722,220            928,030
DEFERRED TAX LIABILITY ......................................................           373,584            384,505
OTHER LIABILITIES ...........................................................            42,111             42,004
                                                                                    -----------        -----------
          Total liabilities .................................................         1,721,751          1,454,539
                                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)                                                       --                 --

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized, none
      issued and outstanding) ...............................................                --                 --

  Common stock (par value $0.01, 500,000,000 shares authorized,
   133,458,303 shares and 133,457,055 shares issued at September 30, 2004 and at December 31, 2003, respectively, and 128,541,503 shares and 129,322,455 shares outstanding at September 30, 2004 and at
   December 31, 2003, respectively) ........................................              1,335              1,335
  Additional paid-in capital ................................................         1,263,724          1,263,692
  Retained earnings .........................................................           473,131            515,906
  Accumulated other comprehensive losses ....................................            (3,952)            (4,117)
  Treasury stock, at cost (4,916,800 shares at September 30, 2004
   and 4,134,600 shares at December 31, 2003) ...............................          (114,413)           (96,336)
                                                                                    -----------        -----------
          Total stockholders' equity ........................................         1,619,825          1,680,480
                                                                                    -----------        -----------
          Total liabilities and stockholders' equity ........................       $ 3,341,576        $ 3,135,019
                                                                                    ===========        ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                              ---------------------     ------------------
                                                              2004         2003         2004         2003
                                                              ----         ----         ----         ----
REVENUES:
           Contract drilling ......................       $ 200,610    $ 174,923     $ 554,535     $ 471,820
           Revenues related to reimbursable
            expenses ..............................           7,588        8,984        22,807        21,436
                                                          ---------    ---------     ---------     ---------
             Total revenues .......................         208,198      183,907       577,342       493,256
                                                          ---------    ---------     ---------     ---------
OPERATING EXPENSES:
       Contract drilling ..........................         140,607      126,934       408,768       365,210
       Reimbursable expenses ......................           6,620        8,208        20,373        19,471
       Depreciation and amortization ..............          45,043       43,256       134,117       132,086
       General and administrative .................           6,728        7,181        24,277        22,595
       Loss on sale and disposition of assets .....           1,536        1,509         1,341         1,451
                                                            -------      -------       -------       -------
            Total operating expenses ..............         200,534      187,088       588,876       540,813
                                                            -------      -------       -------       -------

OPERATING INCOME (LOSS) ...........................           7,664       (3,181)      (11,534)      (47,557)

OTHER INCOME (EXPENSE):
       Interest income ............................           2,899        2,742         7,581        10,235
       Interest expense ...........................          (7,657)      (6,432)      (20,384)      (17,385)
       Gain (loss) on sale of marketable
        securities ................................             (27)      (6,179)          231        (7,310)
       Other, net .................................              78         (140)         (333)        2,891
                                                            -------      -------       -------       -------
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE)
 BENEFIT ..........................................           2,957      (13,190)      (24,439)      (59,126)
INCOME TAX (EXPENSE) BENEFIT ......................             (16)       1,727         5,913         9,410
                                                          ---------    ---------     ---------     ---------
NET INCOME (LOSS) .................................       $   2,941    $ (11,463)    $ (18,526)    $ (49,716)
                                                          =========    =========     =========     =========
EARNINGS (LOSSES) PER SHARE:
       BASIC ......................................       $    0.02    $   (0.09)    $   (0.14)    $   (0.38)
                                                          =========    =========     =========     =========
       DILUTED ....................................       $    0.02    $   (0.09)    $   (0.14)    $   (0.38)
                                                          =========    =========     =========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Shares of common stock .....................         128,899      130,336       129,180       130,336
       Dilutive potential shares of common stock ..              42            -             -             -
                                                            -------      -------       -------       -------
            Total weighted average shares
             outstanding ..........................         128,941      130,336       129,180       130,336
                                                            =======      =======       =======       =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                     2004          2003
                                                                                ------------    -----------
OPERATING ACTIVITIES:
      Net loss ..........................................................       $   (18,526)     $   (49,716)
      Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation ....................................................           134,117          132,086
        Gain on sale and disposition of assets ..........................             1,341            1,451
        (Gain) loss on sale of marketable securities, net ...............              (231)           7,310
        Deferred tax benefit ............................................            (1,025)         (11,785)
        Accretion of discounts on marketable securities .................            (2,256)          (2,000)
        Amortization of debt issuance costs .............................               819              891
        Amortization of discount on zero coupon convertible
         debentures .....................................................            12,010           11,600
      Changes in operating assets and liabilities:
        Accounts receivable .............................................               201          (21,542)
        Rig inventory and supplies and other current assets .............           (11,444)           4,426
        Other assets, non-current .......................................               812            2,583
        Accounts payable and accrued liabilities ........................            19,525          (15,921)
        Taxes payable ...................................................            (2,914)          (2,148)
        Other liabilities, non-current ..................................               107            7,959
        Other items, net ................................................               254           (2,972)
                                                                                -----------      -----------
            Net cash provided by operating activities ...................           132,790           62,222
                                                                                -----------      -----------
INVESTING ACTIVITIES:

      Capital expenditures (excluding rig acquisitions) .................           (69,719)        (177,416)
      Rig acquisitions ..................................................                --          (63,500)
      Proceeds from sale of assets ......................................             1,521              879
      Proceeds from sale and maturities of marketable securities ........         2,773,630        2,571,618
      Purchases of marketable securities ................................        (2,913,971)      (2,359,460)
      Purchases of Australian dollar time deposits ......................           (42,073)              --
      Proceeds from maturities of Australian dollar time deposits .......            19,846               --
      Proceeds from settlement of forward contracts .....................                --            2,492
                                                                                -----------      -----------
            Net cash used by investing activities .......................          (230,766)         (25,387)
                                                                                -----------      -----------
FINANCING ACTIVITIES:

      Issuance of 5.15% senior unsecured notes ..........................           249,397               --
      Debt issue costs - 5.15% senior unsecured notes ...................            (1,565)              --
      Acquisition of treasury stock .....................................           (18,077)              --
      Payment of dividends ..............................................           (24,249)         (48,876)
                                                                                -----------      -----------
            Net cash provided (used) by financing activities ............           205,506          (48,876)
                                                                                -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................................           107,530          (12,041)
      Cash and cash equivalents, beginning of period ....................           106,345          182,453
                                                                                -----------      -----------
      Cash and cash equivalents, end of period ..........................       $   213,875      $   170,412
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

      As of October 27, 2004, Loews Corporation ("Loews") owned 54.5% of the outstanding shares of common stock of Diamond Offshore Drilling, Inc., which was a wholly owned subsidiary of Loews prior to its initial public offering in October 1995.

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

      "Investments and marketable securities" in the Consolidated Balance Sheet at September 30, 2004 also included $21.8 million of time deposits (converted from 30.0 million Australian dollars) which mature over the next two quarters. These securities do not meet the definition of debt securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are therefore carried at cost.

Derivative Financial Instruments

      Derivative financial instruments of the Company include forward exchange contracts and a contingent interest provision that is embedded in the 1.5% convertible senior debentures due 2031 (the "1.5% Debentures") issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

      Cash payments made for interest on long-term debt totaled $3.5 million for the nine months ended September 30, 2004 and $3.4 million for the nine months ended September 30, 2003.

      Cash refunds received for foreign income taxes, net of foreign tax payments made, were $0.8 million during the nine months ended September 30, 2004. Cash payments made for foreign income taxes, net of foreign tax refunds, were $7.1 million during the same period in 2003. A $0.4 million refund of U.S. income tax was received during the first nine months of 2004. There were no payments or refunds of U.S. income taxes during the nine months ended September 30, 2003.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company's total interest cost to "Interest expense" as reported in the Consolidated Statements of Operations is as follows:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                    ---------------------------------------------
                                                         2004        2003       2004        2003
                                                    ---------------------------------------------
                                                                     (IN THOUSANDS)

Total interest cost including amortization of
   debt issuance costs ......................       $   7,657     $ 6,567    $ 20,384     $ 19,584

Capitalized interest ........................              --        (135)         --       (2,199)
                                                    ---------     -------    --------     --------
    Total interest expense as reported ......       $   7,657     $ 6,432    $ 20,384     $ 17,385
                                                    =========     =======    ========     ========

      Interest on the upgrade cost of the Ocean Rover was capitalized through July 10, 2003 when its upgrade was completed. Currently, there are no capital projects for which interest is being capitalized.

Debt Issuance Costs

      Debt issuance costs are included in the Consolidated Balance Sheets in "Other assets" and are amortized over the respective terms of the related debt.

Treasury Stock

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the nine months ended September 30, 2004, the Company purchased 782,200 shares of its common stock at an aggregate cost of $18.1 million, or at an average cost of $23.11 per share. During the year ended December 31, 2003, the Company purchased 1,014,000 shares of its common stock at an aggregate cost of $18.2 million, or at an average cost of $17.96 per share.

Comprehensive Income (Loss)

      A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------------------------------------
                                                       2004      2003          2004         2003
                                                       ---------------------------------------------
                                                                      (IN THOUSANDS)

Net income (loss) .............................       $2,941   $(11,463)    $(18,526)    $(49,716)
Other comprehensive gains (losses), net of tax:
   Foreign currency translation gain (loss) ...          138       (164)        (294)        (313)
   Unrealized holding (loss) gain on
investments ...................................           32        (49)         484       (4,263)
   Reclassification adjustment for gain (loss)
     included in net income (loss) ............           --      1,218          (25)       1,209
                                                      ------   --------     --------     --------
Comprehensive income (loss) ...................       $3,111   $(10,458)    $(18,361)    $(53,083)
                                                      ======   ========     ========     ========

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

Stock-Based Compensation

      The Company accounts for its Amended and Restated 2000 Stock Option Plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. Had compensation expense for the Company's stock options been recognized based on the fair value of the options at the grant dates, valued using the Binomial Option pricing model, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ---------------------------------------------------
                                                              2004          2003           2004         2003
                                                          ---------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported ......................       $   2,941    $  (11,463)   $  (18,526)   $  (49,716)
   Add: Stock-based employee compensation
   expense included in reported net loss,
   net of related tax effects ......................              --            --            --            --
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effects ......................            (234)         (288)         (792)         (825)
                                                           ---------    ----------    ----------    ----------
Pro forma net income (loss) ........................       $   2,707    $  (11,751)   $  (19,318)   $  (50,541)
                                                           =========    ==========    ==========    ==========

Earnings (loss) per share of common stock:
   As reported .....................................       $    0.02    $    (0.09)   $    (0.14)   $    (0.38)
   Pro forma .......................................       $    0.02    $    (0.09)   $    (0.15)   $    (0.39)

Earnings (loss) per share of common stock -
assuming dilution:
   As reported .....................................       $    0.02    $    (0.09)   $    (0.14)   $    (0.38)
   Pro forma .......................................       $    0.02    $    (0.09)   $    (0.15)   $    (0.39)

Revenue Recognition

      Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. These fees are earned as services are performed over the initial term of the related drilling contracts. The Company previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 the Company changed its accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If the Company had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

      Revenue from offshore turnkey drilling contracts is recognized on the completed contract method, with revenues accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Provisions for future losses on turnkey drilling contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract. It is the Company's intent not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

      Reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the Company's customers in accordance with a contract or agreement is recorded, for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Operations.

Changes in Accounting Estimates

      In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs because several of its rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimate resulted in an increase to the Company's net income for the three months ended September 30, 2004 of $3.9 million, or $0.03 per share, and a reduction to the Company's net loss for the nine months ended September 30, 2004 of $11.5 million, or $0.09 per share. The effect of this change in accounting estimate resulted in a reduction to the Company's net loss for the three and nine month periods ended September 30, 2003 of $6.9 million, or $0.05 per share, and $12.7 million, or $0.10 per share, respectively.

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

2.    EARNINGS (LOSSES) PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------------------------------------
                                                         2004      2003          2004       2003
                                                       ---------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) - basic (numerator): ........       $  2,941   $ (11,463)  $ (18,526)  $ (49,716)
    Effect of dilutive potential shares
         1.5% Debentures ......................             --          --          --          --
         Zero Coupon Debentures ...............             --          --          --          --
                                                      --------   ---------   ---------   ---------
Net income (loss) including conversions -
diluted (numerator) ...........................       $  2,941   $ (11,463)  $ (18,526)  $ (49,716)
                                                      ========   =========   =========   =========

Weighted average shares - basic (denominator):         128,899     130,336     129,180     130,336
    Effect of dilutive potential shares
         1.5% Debentures ......................             --          --          --          --
         Zero Coupon Debentures ...............             --          --          --          --
         Stock options ........................             42          --          --          --
                                                       -------     -------     -------     -------
Weighted average shares including conversions -
 diluted (denominator) ........................        128,941     130,336     129,180     130,336
                                                      ========   =========   =========   =========
   Earnings (losses) per share:

         Basic ................................       $   0.02   $   (0.09)  $   (0.14)  $   (0.38)
                                                      ========   =========   =========   =========
         Diluted ..............................       $   0.02   $   (0.09)  $   (0.14)  $   (0.38)
                                                      ========   =========   =========   =========

      The computation of diluted earnings per share ("EPS") for both quarters and nine month periods ended September 30, 2004 and 2003 excludes approximately
6.9 million potentially dilutive shares issuable upon conversion of the Company's zero coupon convertible debentures due 2020 ("Zero Coupon Debentures"). The computation of diluted EPS for both quarters and nine month periods ended September 30, 2004 and 2003 also excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company's 1.5% Debentures. The inclusion of such shares from the Zero Coupon Debentures and the 1.5% Debentures in the EPS computation for the quarter ended September 30, 2004 would be antidilutive. Such shares were not included in the EPS computation for the quarter ended September 30, 2003 and both nine month periods ended September 30, 2004 and 2003, respectively, because there was a net loss for these periods. See Note 8 for a description of the Company's long-term debt.

      Certain stock options were excluded from the computation of diluted EPS because the options' exercise prices were more than the average market price per share of the common stock. Stock options representing 302,550 shares of common stock were excluded from the computation of diluted EPS for the quarter and nine month periods ended September 30, 2004. Stock options representing 506,150 shares and 423,400 shares of common stock were excluded from the computation of diluted EPS for the quarter and nine month periods ended September 30, 2003, respectively.

      Other stock options with average market prices that exceeded their exercise prices during the period (in-the-money options) were excluded from the computation of diluted EPS because potential shares of common stock are not included when a loss from continuing operations exists. Stock options representing 377,152 shares of common stock were excluded from the computation of diluted EPS for the nine month period ended September 30, 2004. Stock options representing 2,500 shares and 85,250 shares of common stock were excluded from the computation of diluted EPS for the quarter and nine month period ended September 30, 2003, respectively.

3.    INVESTMENTS AND MARKETABLE SECURITIES

      Investments classified as available for sale are summarized as follows:

                                                                            SEPTEMBER 30, 2004
                                                    ----------------------------------------------------------------------------
                                                                                   GROSS UNREALIZED LOSSES
                                                                                ------------------------------
                                                                    GROSS
                                                    AMORTIZED     UNREALIZED     LESS THAN        GREATER THAN         MARKET
                                                      COST          GAINS        12 MONTHS         12 MONTHS            VALUE
                                                    ---------      --------     -------------     ------------       -----------
                                                                               (in thousands)
Debt securities issued by the U.S. Treasury
  and other U.S. government agencies:
  Due within one year.....................          $ 644,001      $     41      $       --       $         --       $   644,042
 Mortgage-backed securities...............              3,425            61              --                 --             3,486
                                                    ---------      --------      ----------       ------------       -----------
  Total...................................          $ 647,426      $    102      $       --       $         --       $   647,528
                                                    =========      ========      ==========       ============       ===========

      "Investments and marketable securities" in the Consolidated Balance Sheets at September 30, 2004 also included $21.8 million of time deposits (converted from 30.0 million Australian dollars) which mature over the next two quarters. These securities do not meet the definition of debt securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are therefore carried at cost.

                                                                                    DECEMBER 31, 2003
                                                           ------------------------------------------------------------------
                                                                                       GROSS UNREALIZED LOSSES
                                                                                      -------------------------
                                                                          GROSS
                                                           AMORTIZED    UNREALIZED    LESS THAN    GREATER THAN     MARKET
                                                             COST         GAINS       12 MONTHS      12 MONTHS       VALUE
                                                           ------------------------------------------------------------------
                                                                                      (in thousands)
Debt securities issued by the U.S.
  Treasury and other U.S. government
  agencies:
  Due within one year ...............................      $  499,784    $     44    $       --     $       --    $    499,828
Mortgage-backed securities ..........................           4,812          --            --           (645)          4,167
                                                           ----------    --------    ----------     ----------    ------------
  Total .............................................      $  504,596    $     44    $       --     $     (645)   $    503,995
                                                           ==========    ========    ==========     ==========    ============

      All of the Company's investments are included as current assets in the Consolidated Balance Sheets in "Investments and marketable securities," representing the investment of cash available for current operations.

      Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                       --------------------------    ----------------------------
                                          2004            2003          2004             2003
                                       ---------       ----------    ------------   -------------
                                                            (IN THOUSANDS)
Proceeds from sales.............       $ 449,383       $ 518,612     $ 1,648,630    $   746,618
Proceeds from maturities........         375,000         450,000       1,125,000      1,825,000
Gross realized gains............              --           2,259           2,558          2,367
Gross realized losses...........             (27)         (8,438)         (2,327)        (9,677)

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

      In June 2002 the Company entered into forward contracts to purchase approximately 50.0 million Australian dollars, of which 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and
3.8 million to be purchased on July 31, 2003. These forward contracts were derivatives as defined by SFAS No. 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 did not qualify for hedge accounting. A pre-tax gain of $0.2 million and $2.5 million was recorded in the Consolidated Statements of Operations for the quarter and nine month period ended September 30, 2003 in "Other income (expense)." The Company had satisfied all obligations under these contracts as of September 30, 2003 and has not entered into any new forward exchange contracts since that time.

Contingent Interest

      The Company's $460.0 million principal amount of 1.5% Debentures, which were issued on April 11, 2001 and are due on April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2003, or at September 30, 2004.

5.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                         ------------------------------
                                                             2004             2003
                                                         ------------------------------
                                                                (IN THOUSANDS)
Drilling rigs and equipment........................      $ 3,540,318      $ 3,453,219
Construction work-in-progress......................               --           21,274
Land and buildings.................................           15,764           15,220
Office equipment and other.........................           22,569           22,080
                                                         -----------      -----------
  Cost.............................................        3,578,651        3,511,793
Less: accumulated depreciation.....................       (1,388,035)      (1,253,917)
                                                          ----------       ----------
  Drilling and other property and equipment, net...      $ 2,190,616      $ 2,257,876
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

      In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs because several of its rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimate resulted in an increase to the Company's net income for the three months ended September 30, 2004 of $3.9 million, or $0.03 per share, and a reduction to the Company's net loss for the nine months ended September 30, 2004 of $11.5 million, or $0.09 per share. The effect of this change in accounting estimate resulted in a reduction to the Company's net loss for the three and nine month periods ended September 30, 2003 of $6.9 million, or $0.05 per share, and $12.7 million, or $0.10 per share, respectively.

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

      During each of the nine-month periods ended September 30, 2004 and 2003, an adjustment of $10.2 million was recorded to reduce goodwill. The adjustments represent the tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company will continue to reduce goodwill in future periods as the tax benefits of excess tax goodwill over book goodwill are recognized. Goodwill is expected to be reduced to zero in the fourth quarter of 2004.

7.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                       ---------------------------
                                                           2004          2003
                                                       ---------------------------
                                                              (IN THOUSANDS)
Payroll and benefits...............................    $ 32,425      $   31,058
Personal injury and other claims...................       8,139           7,455
Interest payable...................................       5,647           1,537
Deferred revenue...................................       4,977           3,068
Accrued repairs (Hurricane Ivan damage)............       4,636              --
Other..............................................      26,288          22,499
                                                       --------      ----------
      Total........................................    $ 82,112      $   65,617
                                                       ========      ==========

8.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                         -----------------------------
                                                             2004             2003
                                                         -----------------------------
                                                                  (IN THOUSANDS)
 Zero Coupon Debentures.............................     $   467,221    $   455,212
 1.5% Debentures....................................         460,000        460,000
 5.15% Senior Notes.................................         249,402             --
 Ocean Alliance Lease-leaseback Agreement...........          24,787         24,787
                                                         -----------    -----------
                                                           1,201,410        939,999
 Less: Current maturities...........................        (479,190)       (11,969)
                                                         -----------    -----------
       Total........................................     $   722,220    $   928,030
                                                         ===========    ===========

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows (see discussions following table for description of the rights that holders of the Zero Coupon Debentures have to put the securities to the Company):

                                 (IN THOUSANDS)

2004 ......................      $    11,969
2005 ......................          480,039
2006 ......................               --
2007.......................               --
2008.......................               --
Thereafter ................          709,402
                                 -----------
                                   1,201,410
Less: Current
  maturities...............         (479,190)
                                ------------
  Total                            $ 722,220
                                 ===========

5.15% Senior Notes

      On August 27, 2004, the Company issued $250 million aggregate principal amount of 5.15% Senior Notes Due September 1, 2014 (the "5.15% Senior Notes"). The 5.15% Senior Notes were issued at an offering price of 99.759% of the principal amount and resulted in net proceeds to the Company of $247.8 million.

      The 5.15% Senior Notes bear interest at 5.15% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning March 1, 2005, and mature on September 1, 2014. The 5.15% Senior Notes are unsecured and unsubordinated obligations of the Company and they rank equal in right of payment to the Company's existing and future unsecured and unsubordinated indebtedness, although they will be effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem all or a portion of the 5.15% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest on the principal amount of the 5.15% Senior Notes redeemed to the date of redemption.

Zero Coupon Convertible Debentures

      The Company's Zero Coupon Debentures that were issued on June 6, 2000 at a price of $499.60 per $1,000 debenture are due June 6, 2020, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company's common stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustment in certain events. The Zero Coupon Debentures are senior unsecured obligations of the Company.

      The Company has the right to redeem the Zero Coupon Debentures, in whole or in part, on or after June 6, 2005, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Zero Coupon Debentures on June 6, 2005, June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock. As of September 30, 2004, the aggregate accreted value of the Zero Coupon Debentures was $467.2 million. Because the holders of the debentures have the right to require the Company to repurchase the debentures within one year, the aggregate accreted value of $467.2 million is classified as a current liability in the Company's Consolidated Balance Sheet at September 30, 2004.

      On June 6, 2005, the aggregate accreted value of the Zero Coupon Debentures currently outstanding will be approximately $478 million. The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date.

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

      The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008, if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or on December 31, 2003 or September 30, 2004.

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

Ocean Alliance Lease-Leaseback

      The Company entered into a lease-leaseback agreement with a European bank in December 2000. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company's high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. Three of the five annual payments have been made as of September 30, 2004. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

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

      Litigation. During the third quarter of 2004, the Company was notified that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by approximately 800 persons alleging that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints also name as defendants over 25 other companies that are not affiliated with the Company. The complaints allege that the defendants manufactured, distributed or utilized drilling mud containing asbestos, and in the case of the Company and the several other offshore drilling companies named as defendants, that such defendants allowed such drilling mud to have been utilized aboard their offshore drilling rigs.

      The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. At this time, however, the Company has not been provided with sufficient information to determine the number of plaintiffs who claim to have been employees of the Company's subsidiaries nor their period of employment, particular information as to the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits.

      The Company intends to defend these lawsuits vigorously and, based on the information available to the Company at this time, does not expect the outcome of these lawsuits to have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, as to the ultimate outcome of these lawsuits.

      Personal Injury Claims. The Company's uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. The Company's in-house claims department estimates the amount of its liability for its retention. This department establishes a reserve for each of the Company's personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. The claims department also estimates the Company's liability for claims which are incurred but not reported by using historical data. Historically, the Company's ultimate liability for personal injury claims has not differed materially from the Company's recorded estimates. At September 30, 2004 the Company's estimated liability for personal injury claims was $32.5 million. Due to uncertainties such as (a) the severity of personal injuries claimed, (b) significant changes in the volume of personal injury claims, (c) the unpredictability of legal jurisdictions where the claims will ultimately be litigated, (d) inconsistent court decisions and (e) the risks and lack of predictability inherent in personal injury litigation, eventual settlement or adjudication of these claims could differ materially from the estimated amounts.

     Letters of Credit and Other. The Company is contingently liable as of September 30, 2004 in the amount of $74.3 million under certain performance, bid, supersedeas and custom bonds, and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $23.2 million currently have the option to require cash collateral due to the lowering of the Company's credit rating on April 27, 2004. The remaining agreements cannot require cash collateral except in events of default.


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

Contract Drilling Services

      Revenues from customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company's rigs are utilized in its integrated services):

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                     ---------------------------------------------------------------
                                                        2004            2003               2004              2003
                                                     ---------------------------------------------------------------
                                                                              (IN THOUSANDS)
High Specification Floaters............              $  75,502         $ 79,688          $ 199,342         $ 215,982
Other Semisubmersibles.................                 79,357           72,588            225,620           185,556
Jack-ups...............................                 45,268           23,006            128,391            69,688
Integrated Services....................                     --               --                 --             1,189
Other..................................                    483             (359)             1,182              (362)
Eliminations...........................                     --               --                 --              (233)
                                                     ---------        ---------          ---------         ---------
 Total Contract Drilling Revenues......                200,610          174,923            554,535           471,820
Revenues Related to Reimbursable
 Expenses..............................                  7,588            8,984             22,807            21,436
                                                     ---------        ---------          ---------         ---------
      Total revenues...................              $ 208,198        $ 183,907          $ 577,342         $ 493,256
                                                     =========        =========          =========         =========

Geographic Areas

      At September 30, 2004, the Company had drilling rigs located offshore eight countries other than the United States. As a result, the Company is exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                     ---------------------------------------------------------------
                                                        2004             2003              2004              2003
                                                     ---------------------------------------------------------------
                                                                           (IN THOUSANDS)
United States..........................              $  91,615        $  84,441          $ 249,317         $ 248,115

Foreign:
   South America.......................                 32,186           37,909             89,953           119,188
   Europe/Africa.......................                 19,538           13,377             50,976            34,248
   Australia/Southeast Asia............                 43,420           32,901            123,215            75,524
   Mexico..............................                 21,439           15,279             63,881            16,181
                                                     ---------        ---------          ---------         ---------
        Total revenues.................              $ 208,198        $ 183,907          $ 577,342         $ 493,256
                                                     =========        =========          =========         =========

11. INCOME TAXES

      Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the three months or nine months ended September 30, 2004 and 2003. The estimated total Company annual effective tax rate was 27.7% as of September 30, 2004 and 15.9% as of September 30, 2003. The estimated annual effective tax rate was greater in the 2004 period than in the 2003 period primarily due to changes in the anticipated mix of domestic and international earnings as well as the mix of international tax jurisdictions in each period.

      Tax expense for the nine months ended September 30, 2004 also included a $0.9 million adjustment related to finalizing prior year tax returns in two foreign jurisdictions. This additional expense is not included in the calculation of the Company's current year estimated annual effective tax rate of 27.7%.

      The 0.5% effective rate for the three months ended September 30, 2004 resulted from a revision of the estimated annual tax rate from 24.8% in the second quarter of 2004 to 27.7% in the third quarter of 2004. Similarly, the 13.1% effective tax rate for the three months ended September 30, 2003 resulted from a revision of the 16.7% effective tax rate in the second quarter of 2003 to 15.9% in the third quarter of 2003. The revisions in estimated rates were primarily due to changes in the anticipated mix of domestic and international earnings as well as the mix of international tax jurisdictions in each period.

      The Company is under audit or has received an assessment for prior year income taxes in certain of its international tax jurisdictions which exposes the Company to claims of approximately $1.0 million of potential additional income tax. The Company intends to contest any unfavorable judgment in these jurisdictions and expects to prevail. Consequently, no income tax expense related to this potential exposure has been recorded.

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

      Components of net periodic benefit costs were as follows:

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                               ---------------------------------------------------
                                                                2004         2003            2004           2003
                                                               ---------------------------------------------------
                                                                                (IN THOUSANDS)
Interest cost....................................              $  256       $   248        $    766       $    745
Expected return on plan assets...................                (296)         (316)           (890)          (947)
Amortization of unrecognized loss................                  76            69             230            205
                                                               ------       -------        --------       --------
Net periodic pension expense.....................              $   36       $     1        $    106       $      3
                                                               ======       =======        ========       ========


      During 2004 and 2003 the Company made voluntary contributions to the plan of $0.2 million and $0.5 million, respectively. The Company is not required, nor does it expect, to make further contributions to its pension plan in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements (including the Notes thereto) included elsewhere herein. References to "Diamond Offshore" or the "Company" mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

      The Company is a leader in deep water drilling with a fleet of 45 offshore drilling rigs. The fleet consists of 30 semisubmersibles, 14 jack-ups and one drillship.

OVERVIEW

RESULTS OF OPERATIONS AND INDUSTRY CONDITIONS

      Overall demand for offshore contract drilling services improved during the third quarter of 2004, and the Company reported net income of $2.9 million for the period. However, net income for the period was negatively impacted by $6.5 million (pre-tax) for the deductible portion of insurance claims made for damage caused by Hurricane Ivan. Additionally, the high-specification semisubmersible Ocean Alliance incurred 29 days of downtime during the quarter due to equipment repairs, which negatively impacted net income by $3.3 million (pre-tax). The Company also recorded a provision for potential labor cost increases in the U.K. related to mandated legislative benefits that negatively impacted net income by $2.2 million (pre-tax). In addition, the Company incurred reactivation costs to bring the jack-up Ocean Champion out of cold-stack and into the U.S. Gulf of Mexico ("GOM") market, which negatively impacted net income by $1.9 million (pre-tax).

      Gulf of Mexico. In the U.S. GOM, commitments for Diamond Offshore's fourth generation rigs have reached as high as $140,000 per day for work beginning in 2005. All six of the Company's high-specification semisubmersible rigs are currently contracted or committed for the balance of 2004, with backlog extending into 2005 at improving dayrates. The three mid-water semisubmersible units the Company marketed in the GOM during the third quarter of 2004 are also contracted or committed for the balance of 2004, with backlog extending into 2005 at improving dayrates. The improving dayrates and high committed utilization were factors in the Company's decision to begin reactivation of the previously cold-stacked semisubmersible Ocean Voyager for the mid-water GOM market. The Ocean Voyager is expected to be ready to begin work by the end of December. Reactivation costs are estimated to be approximately $8 million. The Company views the deepwater and mid-water market in the GOM as under-supplied, and believes that additional improvement in utilization, backlog and dayrates is likely in these market segments during the balance of 2004 and into 2005.

      Diamond Offshore's jack-up fleet in the GOM also continued to experience high utilization and improving dayrates during the third quarter of 2004. The Company views the jack-up market in the U.S. GOM as currently balanced, with effective utilization near 100 percent and demand sporadically exceeding supply. As a result, the Company believes the market and dayrates for this class of equipment could improve further in the near term.

      In the Mexican GOM, the Company's four semisubmersible rigs that mobilized to that market in the latter half of 2003 continued to operate throughout the third quarter of 2004 under long-term contracts. The Company believes that future work for its other semisubmersibles and jack-ups in this market is limited. The Company views the market for the Mexican GOM as in balance and expects it to remain so this year.

      Brazil. In Brazil, the high-specification semisubmersible Ocean Alliance signed a one-year extension to its contract with Petrobras at a dayrate in the high $90,000's that will employ the unit until early September 2005. The Ocean Alliance incurred 29 days of downtime during the third quarter of 2004, due to equipment repairs before returning to work, as previously noted. The Company views the Brazilian semisubmersible market as balanced, and all four of the rigs the Company operates in Brazil are working under long-term contracts that have been renewed during 2004.

      North Sea. In the North Sea, the mid-water semisubmersible Ocean Vanguard mobilized to Norway where it began an approximately 15-month series of contracts for a dayrate in the low $140,000's. Both mid-water semisubmersibles, the Ocean Guardian and Ocean Princess have received one year extensions to their contracts in the U.K. at approximately $80,000 dayrates. The mid-water semisubmersible Ocean Nomad is in the process of mobilizing from West Africa to the U.K. where, following shipyard work, it will begin a one year contract at a dayrate of $80,000. Utilization of marketed semisubmersible rigs in the U.K. sector of the North Sea remains at 100 percent, and the Company believes this market will remain firm throughout the balance of 2004 and into 2005. Semisubmersible rig utilization in Norway also continues near 100 percent with firm demand, and the Company believes this market will remain balanced through the end of this year and into 2005.

      Africa. The Ocean Nomad worked in West Africa for most of the third quarter and is now mobilizing to the U.K. sector of the North Sea as previously noted. The Company views the West African floater market as improving, although at a slower rate than the U.S. GOM and the North Sea.

      Southeast Asia. The high-specification semisubmersible unit the Ocean Baroness received a 180-day extension to its contract in Indonesia at a dayrate in the mid-$130,000's for work ending in May 2005. Additionally, the jack-up rig Ocean Heritage secured a contract for work in India at a dayrate in the low $60,000's which began in late October 2004 and extends until mid-May 2005. The Company's other rigs in the Southeast Asian market all operated during the third quarter, and all of the Company's rigs in Southeast Asia currently have contracts or commitments for work extending through the balance of 2004 and into 2005. The Company views demand in the Southeast Asian market as increasing, and with high utilization, the Company believes dayrates could continue improving.

GENERAL

      Revenues. The Company's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively. The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within the Company's control and are difficult to predict.

      Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment and personnel. These fees are earned as services are performed over the initial term of the related drilling contracts. The Company previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 the Company changed its accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If the Company had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

      Reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the Company's customers in accordance with a contract or agreement are recorded for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in the Consolidated Statements of Operations.

      Revenue from offshore turnkey drilling contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract. The Company has elected not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

      Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes as incurred operating expenses such as inspections, painting projects and routine overhauls, meeting certain criteria, which maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

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

      Property, Plant and Equipment. Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives. Management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these judgments, assumptions and estimates could produce results that differ from those reported.

      The offshore drilling industry is a relatively young industry which began developing just over 50 years ago. The Company has based its estimates of useful lives and salvage values on the historical industry data available to it as well as its own experience. In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs because several of its rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company's drillship and by increasing salvage values to 5% for most of the Company's drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company's fleet. The effect of this change in accounting estimate resulted in an increase to the Company's net income for the three months ended September 30, 2004 of $3.9 million, or $0.03 per share, and a reduction to the Company's net loss for the nine month period ended September 30, 2004 of $11.5 million, or $0.09 per share. The effect of this change in accounting estimate resulted in a reduction to the Company's net loss for the three and nine month periods ended September 30, 2003 of $6.9 million, or $0.05 per share, and $12.7 million, or $0.10 per share, respectively.

      In September 2003 the Company wrote down two of its second generation semisubmersible drilling rigs, the Ocean Century and the Ocean Prospector, by $1.6 million to their fair market values subsequent to a decision to offer the rigs for sale. These rigs were sold in December 2003 for $375,000 each.

      The Company evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2003 the Company determined that all five of its cold stacked rigs should be tested for impairment. The impairment analysis at December 31, 2003 consisted of a probability-weighted cash flow analysis for each of the five cold stacked rigs. The assumptions and estimates underlying this analysis included (a) dayrate by rig, (b) utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used), (c) the per day operating cost for each rig if active, ready stacked or cold stacked and (d) salvage value for each rig. Based on these assumptions and estimates a matrix was developed assigning probabilities to various combinations of assumed utilization rates and dayrates. In all cases, the probability-weighted cash flows significantly exceeded the carrying value of each rig. The impact of a 5% reduction in assumed dayrates for the cold stacked rigs (holding all other assumptions and estimates in the model constant), or alternatively the impact of a 5% reduction in utilization (again holding all other assumptions and estimates in the model constant) would still have resulted in probability-weighted cash flows that exceeded the carrying value of each rig. Two of the Company's cold stacked rigs that were tested and found not to be impaired at December 31, 2003 have since been reactivated and these rigs currently have contracted dayrates that are within the range of dayrates used in the Company's 2003 impairment analysis. Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

      Personal Injury Claims. The Company's uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. The Company's in-house claims department estimates the amount of its liability for its retention. This department establishes a reserve for each of the Company's personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. The claims department also estimates the Company's liability for claims which are incurred but not reported by using historical data. Historically, the Company's ultimate liability for personal injury claims has not differed materially from the Company's recorded estimates. At September 30, 2004 the Company's estimated liability for personal injury claims was $32.5 million. Due to uncertainties such as (a) the severity of personal injuries claimed, (b) significant changes in the volume of personal injury claims, (c) the unpredictability of legal jurisdictions where the claims will ultimately be litigated, (d) inconsistent court decisions and (e) the risks and lack of predictability inherent in personal injury litigation, eventual settlement or adjudication of these claims could differ materially from the estimated amounts.

      Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of the amount of taxes payable or refundable for the current year; and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in its financial statements or tax returns. In each of its tax jurisdictions the Company recognizes a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets are reduced by a valuation allowance, if necessary, which is determined by the amount of any tax benefits that, based on available evidence, are not expected to be realized under a "more likely than not" approach. For interim periods, the Company estimates its annual effective tax rate by forecasting its annual income before income tax, taxable income and tax expense in each of its tax jurisdictions. The Company makes judgments regarding future events and related estimations as they pertain to forecasting of the Company's effective tax rate, the potential realization of deferred tax assets such as utilization of foreign tax credits, and exposure to the disallowance of items deducted on tax returns upon audit.

      In December 2003 the Company established a valuation allowance of $10.2 million, which resulted in a charge against earnings, for certain of the Company's foreign tax credit carryforwards which were scheduled to expire in 2006. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the "more likely than not" approach of evaluating the associated deferred tax asset the Company determined that a valuation allowance was necessary.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -------------------------       FAVORABLE/
                                                   2004            2003        (UNFAVORABLE)
                                                 ---------       ---------     -------------
                                                               (in thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters .............      $  75,502       $  79,688       $  (4,186)
  Other Semisubmersibles ..................         79,357          72,588           6,769
  Jack-ups ................................         45,268          23,006          22,262
  Other ...................................            483            (359)            842
                                                 ---------       ---------       ---------
  TOTAL CONTRACT DRILLING REVENUE .........      $ 200,610       $ 174,923       $  25,687
                                                 =========       =========       =========

  REVENUES RELATED TO REIMBURSABLE EXPENSES      $   7,588       $   8,984       $  (1,396)

CONTRACT DRILLING EXPENSE
  High Specification Floaters .............      $  43,697       $  39,974       $  (3,723)
  Other Semisubmersibles ..................         62,185          62,494             309
  Jack-ups ................................         34,354          23,677         (10,677)
  Integrated Services .....................             --              (6)             (6)
  Other ...................................            371             795             424
                                                 ---------       ---------       ---------
  TOTAL CONTRACT DRILLING EXPENSE .........      $ 140,607       $ 126,934       $ (13,673)
                                                 =========       =========       =========

  REIMBURSABLE EXPENSES ...................      $   6,620       $   8,208       $  (1,588)

OPERATING INCOME (LOSS)
  High Specification Floaters .............      $  31,805       $  39,714       $  (7,909)
  Other Semisubmersibles ..................         17,172          10,094           7,078
  Jack-ups ................................         10,914            (671)         11,585
  Integrated Services .....................             --               6              (6)
  Other ...................................            112          (1,154)          1,266
  Reimbursable expenses, net ..............            968             776             192
  Depreciation ............................        (45,043)        (43,256)         (1,787)
  General and administrative expense ......         (6,728)         (7,181)            453
  (Loss) gain on sale of assets ...........         (1,536)         (1,509)            (27)
                                                 ---------       ---------       ---------
  TOTAL OPERATING INCOME (LOSS) ...........      $   7,664       $  (3,181)      $  10,845
                                                 =========       =========       =========

High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $4.2 million during the quarter ended September 30, 2004 compared to the same period in 2003.

      The overall average operating dayrate was $91,700 during the third quarter of 2004 compared to $97,500 during the third quarter of 2003. This lower average dayrate resulted in a $2.7 million decrease in high specification floater revenue. Significant reductions in the average operating dayrates were:

           -     the Ocean Star ($84,700 to $60,000);

           -     the Ocean Victory ($65,950 to $46,400);

           -     the Ocean Quest ($55,200 to $43,900); and

           -     the Ocean Alliance ($112,300 to $104,400).

      Utilization of 89% during the third quarter of 2004 remained relatively unchanged from the same period in 2003. However, declines in utilization, including lower utilization for the Ocean Alliance, which was stacked approximately one-third of the current year quarter due to ongoing sub-sea and electrical problems, and lower utilization for the Ocean Clipper which was stacked for sub-sea repairs ten more days in the current year quarter than in the same period of 2003, negatively affected revenue by $1.5 million.

      Utilization improved in the third quarter of 2004 compared to the same quarter of 2003 for:

      - the Ocean Quest, which was stacked approximately one month more in the third quarter of 2003 than in the third quarter of 2004; and

      - the Ocean Rover, which was in the shipyard completing its major upgrade for 10 days in the third quarter of 2003.

      Both of these rigs operated during all or most of the third quarter of 2004.

      Contract Drilling Expense. Contract drilling expense for high specification floaters was higher by $3.7 million for the quarter ended September 30, 2004 compared to the same period in 2003 primarily due to:

      - repairs and other costs associated with damage done by Hurricane Ivan to the Ocean America and Ocean Star; and

      - repairs to the Ocean Alliance, due to a series of sub-sea and electrical problems during the beginning of the third quarter of 2004.

      Partially offsetting the higher comparable contract drilling expenses were lower expenses for:

      - the Ocean Victory, which incurred moving costs during the third quarter of 2003; and

      - the Ocean Confidence, which incurred costs to repair damaged components of a hydrophone system during the third quarter of 2003.

Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the quarter ended September 30, 2004 decreased $6.8 million compared to the same period in 2003.

      An improvement in utilization contributed $11.7 million to revenue. Utilization increased from 64% during the third quarter of 2003 to 75% during the third quarter of 2004.

      Utilization improved for:

      - the Ocean Vanguard and the Ocean Epoch, which both operated all of the third quarter of 2004 but were stacked most of the third quarter of 2003;

      - the Ocean Yorktown, which worked the entire third quarter of 2004 but spent two-thirds of the comparable quarter of 2003 in a shipyard preparing for and moving to the Mexican GOM; and

      - the Ocean Patriot, which operated approximately 70 days in the third quarter of 2004 compared to only 30 days during the third quarter of 2003.

      The improvement in utilization was partially offset by the Ocean Concord which was in a shipyard for life enhancement maintenance and 5-year survey the entire third quarter of 2004 but operated throughout the same period in 2003.

      Revenue was negatively impacted by $4.9 million due to a decline in the average operating dayrate, which fell from $59,100 during the third quarter of 2003 to $55,000 during the third quarter of 2004. The Ocean Yatzy, one of the Company's rigs operating offshore Brazil, experienced the most significant change in dayrate (from $125,300 to $83,100) as its long-term contract expired in late 2003 and was renewed at a lower dayrate. Partially offsetting the overall decline in the average operating dayrate were improvements in average operating dayrates for the Ocean Princess (from $40,400 to $53,600) and the Ocean Epoch (from $50,000 to $64,100).

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles decreased $0.3 million during the third quarter of 2004 compared to the same period in 2003 primarily due to:

      - the Ocean Whittington, which incurred mobilization costs from South Africa to the Gulf of Mexico during the third quarter 2003; and

      - the Ocean Ambassador, the Ocean Worker and the Ocean Yorktown, which were all mobilizing to the Mexican GOM during the third quarter 2003.

      Partially offsetting the lower contract drilling expenses were higher comparative expenses during the third quarter of 2004 for:

      - the Ocean Vanguard, which incurred higher operating costs during the third quarter of 2004 compared to minimal costs incurred during the third quarter of 2003, when this rig was bareboat chartered to its previous owner for most of the quarter;

      - the Ocean Guardian, the Ocean Princess and the Ocean Vanguard, which incurred higher labor costs associated with a contingent liability for mandated benefits legislated in the U.K.; and

      - the Ocean Epoch, which had normal operating expenses during the third quarter of 2004 compared to reduced costs during the third quarter of 2003 while it was stacked.

Jack-Ups.

      Revenues. Revenues from jack-ups increased $22.3 million during the third quarter of 2004 compared to the same quarter in 2003.

      Utilization, which rose from 64% during the third quarter of 2003 to 89% during the same quarter of 2004, contributed $14.4 million to the overall increase in revenue. This improvement in utilization was primarily due to:

      - the Ocean Sovereign and the Ocean Titan, which worked the entire third quarter of 2004 compared to the third quarter of 2003 when these rigs were undergoing major upgrades and other shipyard projects;

      - the Ocean Champion, which was reactivated from cold stack status and worked 46 days during the third quarter of 2004; and

      - the Ocean Heritage, which completed its contract in Ecuador and began its demobilization back to Singapore in the third quarter of 2004 prior to its move to India for its new contract. During the third quarter of 2003 this rig was stacked for most of the period.

      Improvements in average operating dayrates contributed $7.9 million to the overall revenue increase as average operating dayrates rose from $27,800 during the third quarter of 2003 to $39,500 during the same period of 2004. All of the Company's operating rigs in this classification experienced an increase in average operating dayrates resulting primarily from a tighter jack-up market in the U.S. GOM.

      Contract Drilling Expense. Contract drilling expense for jack-ups increased $10.7 million during the third quarter of 2004 over the same period in 2003 primarily due to:

      - costs incurred for the demobilization of the Ocean Heritage from Ecuador to Singapore compared to reduced expenses during the third quarter of 2003 while this rig was stacked in a Singapore shipyard;

      - higher costs for the Ocean Warwick during the 2004 period including repairs and other costs associated with damages from Hurricane Ivan compared to normal operating costs during the third quarter of 2003;

      - expenses associated with the Ocean Champion reactivation and operating costs during the third quarter of 2004 compared to cold stack costs in the third quarter of 2003; and

      - higher operating costs for the Ocean Titan during the third quarter of 2004 compared to the same quarter in 2003 when most costs were capitalized during its shipyard cantilever upgrade.

Reimbursable expenses, net.

      Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.0 million and $0.8 million for the quarters ended September 30, 2004 and 2003, respectively.

Depreciation.

      Depreciation expense increased $1.7 million to $45.0 million in the third quarter of 2004 compared to $43.3 million in the third quarter of 2003 primarily due to depreciation associated with:

      - the Ocean America, which completed its upgrade during the second quarter 2004;

      - the Ocean Titan, which completed its upgrade during the first quarter of 2004; and

      - third quarter 2003 capital additions associated with obtaining contracts to operate four of the Company's rigs in Mexico.

General and Administrative Expense.

      General and administrative expense for the quarter ended September 30, 2004 of $6.7 million decreased from $7.2 million for the same period in 2003. This decrease was primarily due to reimbursements of legal costs associated with ongoing litigation, partially offset by increased costs related to compliance with the Sarbanes-Oxley Act of 2002, higher external audit fees and higher net building expenses due to lower rental income from tenants.

Interest Expense.

      Interest expense of $7.7 million during the third quarter of 2004 was $1.3 million higher than interest expense of $6.4 million in the same period in 2003 primarily from interest incurred due to the issuance of the Company's 5.15% Senior Notes Due September 1, 2014 (the "5.15% Senior Notes") on August 27, 2004. See Note 8 " -- Long-Term Debt" in Item 1 of Part I of this report.

Gain (Loss) on Sale of Marketable Securities.

      A loss on the sale of marketable securities of $27,000 occurred in the third quarter of 2004 compared to a $6.2 million loss in the same quarter of 2003. See Note 3 "Marketable Securities" in Item 1 of Part I of this report.

Income Tax (Expense) Benefit.

      Income tax expense of $16,000 was recognized on a pre-tax income of $3.0 million in the quarter ended September 30, 2004 compared to a tax benefit of $1.7 million which was recognized on a pre-tax loss of $13.2 million in the comparable period of 2003. The Company's estimated annual effective income tax rate increased from 24.8% to 27.7% during the third quarter of 2004 and resulted from a different mix of earnings and tax rates expected for 2004 than was anticipated in the previous quarter. The Company's effective income tax rate of 0.5% for the three months ended September 30, 2004 resulted primarily from applying the higher estimated annual effective rate to its June 30, 2004 year-to-date pre-tax losses which reduced tax expense for the three months ended September 30, 2004 by $0.8 million. The 13.1% effective tax rate for the three months ended September 30, 2003 resulted from a revision of the 2003 estimated annual tax rate from 16.7% to 15.9% in the third quarter of 2003.

      Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the nine months ended September 30, 2004 and 2003. The Company's estimated annual effective tax rate was 27.7% as of September 30,

2004 and 15.9% as of September 30, 2003. The estimated annual effective tax rate was greater in the 2004 period than in the 2003 period primarily due to the different anticipated mix of domestic and international earnings as well as the mix of international tax jurisdictions in each period.

      The Company is under audit or has received an assessment for prior year income taxes in certain of its international tax jurisdictions which exposes the Company to claims of approximately $1.0 million of potential additional income tax. The Company intends to contest any unfavorable judgment in these jurisdictions and expects to prevail. Consequently, no income tax expense related to this potential exposure has been recorded.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  --------------------------        FAVORABLE/
                                                    2004             2003         (UNFAVORABLE)
                                                  ---------        ---------      -------------
                                                                 (in thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters .............       $ 199,342        $ 215,982        $ (16,640)
  Other Semisubmersibles ..................         225,620          185,556           40,064
  Jack-ups ................................         128,391           69,688           58,703
  Integrated Services .....................              --            1,189           (1,189)
  Other ...................................           1,182             (362)           1,544
  Eliminations ............................              --             (233)             233
                                                  ---------        ---------        ---------
  TOTAL CONTRACT DRILLING REVENUE .........       $ 554,535        $ 471,820        $  82,715
                                                  =========        =========        =========

  REVENUES RELATED TO REIMBURSABLE EXPENSES       $  22,807        $  21,436        $   1,371

CONTRACT DRILLING EXPENSE
  High Specification Floaters .............       $ 126,835        $ 116,805        $ (10,030)
  Other Semisubmersibles ..................         193,137          170,021          (23,116)
  Jack-ups ................................          86,373           74,940          (11,433)
  Integrated Services .....................              --            2,084            2,084
  Other ...................................           2,423            1,593             (830)
  Eliminations ............................              --             (233)            (233)
                                                  ---------        ---------        ---------
  TOTAL CONTRACT DRILLING EXPENSE .........       $ 408,768        $ 365,210        $ (43,558)
                                                  =========        =========        =========

  REIMBURSABLE EXPENSES ...................       $  20,373        $  19,471        $    (902)

OPERATING INCOME (LOSS)
  High Specification Floaters .............       $  72,507        $  99,177        $ (26,670)
  Other Semisubmersibles ..................          32,483           15,535           16,948
  Jack-ups ................................          42,018           (5,252)          47,270
  Integrated Services .....................              --             (895)             895
  Other ...................................          (1,241)          (1,955)             714
  Reimbursable expenses, net ..............           2,434            1,965              469
  Depreciation ............................        (134,117)        (132,086)          (2,031)
  General and administrative expense ......         (24,277)         (22,595)          (1,682)
  Loss on sale and disposition of assets ..          (1,341)          (1,451)             110
                                                  ---------        ---------        ---------
  TOTAL OPERATING INCOME (LOSS) ...........       $ (11,534)       $ (47,557)       $  36,023
                                                  =========        =========        =========

High Specification Floaters.

      Revenues. Revenues from high specification floaters decreased $16.6 million during the nine months ended September 30, 2004 compared to the same period in 2003.

      Revenue was negatively impacted by $30.2 million as utilization fell from 88% during the first nine months of 2003 (excluding the Ocean Rover) to 75% during the same period of 2004.

Utilization declined for:

            - the Ocean Star, which was stacked for a majority of the first nine months of 2004;

            - the Ocean Alliance, which was off contract during the first nine months of 2004 for approximately four months due to a series of sub-sea and electrical problems following approximately one month in a shipyard for a 5-year survey and sub-sea equipment upgrade;

            - the Ocean America, which spent approximately three of the first nine months of 2004 in a shipyard undergoing a 5-year survey and upgrade which were completed late in the second quarter of 2004; and

            - the Ocean Confidence, which had approximately four weeks of unpaid downtime for repairs during the first nine months of 2004.

All of these rigs operated during all or most of the first nine months of 2003.

      Partially offsetting the overall decline in utilization was an improvement in utilization for the Ocean Valiant, which worked most of the first nine months of 2004 but was idle for approximately 105 days during the first nine months of 2003.

      Lower overall average operating dayrates during the first nine months of 2004, of $90,100 compared to $95,700 during the same period in 2003 (excluding the Ocean Rover), reduced revenue by $9.6 million. The lower average dayrates were primarily a consequence of soft market conditions in the U.S. GOM as several of these high specification floaters accepted jobs in the mid-water depth market.

      The Ocean Rover contributed an additional $23.2 million to revenue during the first nine months of 2004 as it continued its drilling program offshore Malaysia. During the first nine months of 2003 this rig was undergoing an upgrade to high specification capabilities which was completed in July 2003.

      Contract Drilling Expense. Contract drilling expense for high specification floaters increased by $10.0 million for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to:

            - operating costs for the Ocean Rover, which worked all of the first nine months of 2004 but was undergoing a major upgrade for the majority of the same period in 2003;

            - repairs to the Ocean Alliance due to a series of sub-sea and electrical problems and costs related to a 5-year survey and sub-sea equipment upgrade, all occurring during the first nine months of 2004; and

            - costs in the third quarter of 2004 associated with damages from Hurricane Ivan to the Ocean America and Ocean Star.

      Partially offsetting the overall higher contract drilling expense during the first nine months of 2004 were lower expenses for:

            - the Ocean Valiant, which incurred higher costs during the first nine months of 2003 for a 5-year survey and maintenance repairs; and

            - the Ocean Quest, which incurred normal operating costs during the first nine months of 2004 compared to higher repair and moving costs during the first nine months of 2003.

Other Semisubmersibles.

      Revenues. Revenues from other semisubmersibles for the nine months ended September 30, 2004 increased $40.1 million compared to the same period in 2003.

      Utilization improvements contributed $44.1 million to the higher revenues. Utilization rose to 71% during the first nine months of 2004 from 53% during the same period of 2003 (excluding the Ocean Century and Ocean Prospector, which were sold in December 2003, and the Ocean Vanguard, which was operating under a bareboat charter). Utilization improved for:

            - the Ocean Whittington, Ocean Epoch and Ocean Princess, all of which worked a majority of the first nine months of 2004 but were ready-stacked during most of the same period in 2003;

            - the Ocean Ambassador, which worked throughout the first nine months of 2004 but was stacked approximately 140 days of the same period of 2003, during which time this rig was in a shipyard for a 5-year survey and also prepared for its contract in Mexico;

            - the Ocean Guardian and Ocean Bounty, which worked most of the first nine months of 2004 compared to the same period in 2003 when the Ocean Guardian spent three months in a shipyard for repairs and inspection and the Ocean Bounty spent two months in a shipyard for a 5-year survey; and

            - the Ocean Yorktown, which worked most of the first nine months of 2004 compared to spending approximately three months during the same period of 2003 undergoing preparations for its contract in Mexico.

      These utilization improvements were partially offset by the Ocean Concord, which was stacked for approximately 60 days for a 5-year survey and other repairs and then entered a shipyard for life enhancement maintenance near the end of June 2004 compared to the same period in 2003 when this rig worked most of the period.

      The average operating dayrate for other semisubmersibles (excluding the Ocean Vanguard) fell from $58,500 during the first nine months of 2003 to $55,600 during the first nine months of 2004, reducing revenues by $9.2 million. The most significant reductions in average dayrates were to:

            - the Ocean Yatzy (from $124,700 to $83,200), which renewed its contract to operate offshore Brazil during the latter part of 2003 at a lower dayrate reflective of market conditions; and

            - the Ocean Yorktown (from $69,600 to $47,900), which worked offshore Brazil during the first half of 2003 but operated in the Mexican GOM during the first nine months of 2004.

      Partially offsetting the overall lower average operating dayrates was an improvement in the average operating dayrate for the Ocean Worker ($52,000 to $68,500). The Ocean Worker operated in the Mexican GOM during the first nine months of 2004. In 2003 the Ocean Worker operated in the U.S. GOM for seven months before moving to the Mexican GOM.

      In addition, a revenue improvement of $5.2 million for the nine months ended September 30, 2004 over the comparable period of 2003 was due to a higher average operating dayrate for the Ocean Vanguard. This semisubmersible, purchased in December 2002, had an average operating dayrate of $51,600 during the 2004 period compared to an average operating dayrate of $10,000 which was earned under a bareboat charter with its previous owner in the 2003 period.

      Contract Drilling Expense. Contract drilling expense for other semisubmersibles increased $23.1 million during the first nine months of 2004 compared to the same period in 2003 primarily due to:

            - the four rigs currently working in the Mexican GOM, which incurred higher labor, travel, and equipment rental expense, as well as expenses associated with maintaining a Mexican shorebase;

            - the Ocean Vanguard, which incurred higher than normal operating expenses during the first nine months of 2004 due to preparations for work in the North Sea compared to minimal costs during the same period in 2003 when it operated under a bareboat charter for its previous owner;

            - the Ocean Patriot, which incurred higher than normal operating costs during the first nine months of 2004 due to preparations for work in New Zealand and Australia compared to minimal costs during the same period in 2003 following its March 2003 purchase;

            - the Ocean Winner and Ocean Concord, both of which incurred costs to mobilize to a shipyard for their 5-year surveys (the Ocean Concord was also undergoing life enhancement maintenance) during a part of the first nine months of 2004 compared to normal operations during the same period in 2003; and

            - the Ocean Epoch, which incurred normal operating costs as it worked most of the first nine months of 2004 compared to reduced costs while it was ready-stacked during most of the first nine months of 2003.

      Partially offsetting the increase in contract drilling expense were lower costs for:

            - the Ocean Nomad, which incurred normal operating costs during the first nine months of 2004 compared to costs for mobilization to a shipyard and an inspection during the same period in 2003;

            - the Ocean Guardian, which incurred normal operating costs during the first nine months of 2004 compared to costs for mobilization to a shipyard and an inspection during the same period of 2003; and

            - the Ocean Bounty, which incurred normal operating costs during the first nine months of 2004 compared to operating costs for the same period in 2003 which included a 5-year survey.

Jack-Ups.

      Revenues. Revenues from jack-ups increased $58.7 million during the first nine months of 2004 compared to the same period of 2003.

      Utilization rose to 88% in the first nine months of 2004 from 67% in the same period of 2003, resulting in a $32.7 million revenue improvement. Utilization increased primarily due to:

            - the Ocean Tower and Ocean Titan in the U.S. GOM, and the Ocean Sovereign in Southeast Asia, which were in shipyards undergoing major upgrades during most of the first nine months of 2003 but were operating during most of the same period in 2004;

            - the Ocean Heritage, Ocean Summit, Ocean Spartan, Ocean Columbia, Ocean Drake and Ocean Warwick, all of which worked a majority of the first nine months of 2004 compared to each being stacked for part of the same period of 2003; and

            - the Ocean Champion, which was reactivated from cold stack status during the third quarter of 2004.

      The average operating dayrate for jack-ups rose to $38,100 in the first nine months of 2004 from $27,400 in the same period of 2003 resulting in a $26.0 million revenue improvement. All of the Company's jack-ups in the GOM experienced an increase in average dayrate primarily due to a tighter market for this class of equipment in the U.S. GOM.

      Contract Drilling Expense. Contract drilling expense for jack-ups during the first nine months of 2004 increased $11.4 million compared to the same period in 2003 primarily due to:

            - costs incurred for the mobilization of the Ocean Heritage from Singapore to Ecuador in early 2004 and its subsequent demobilization back to Singapore in the third quarter of 2004 prior to its move to India for its next contract;

            - higher costs for the Ocean Warwick during the 2004 period which included repairs and other costs associated with damages from Hurricane Ivan compared to normal operating costs during the same period of 2003;

            - operating and reactivation costs for the Ocean Champion, which was brought out of cold stack status during the third quarter of 2004; and

            - operating costs for the Ocean Titan during the first nine months of 2004, compared to the same period in 2003 when most costs were capitalized in connection with its cantilever upgrade.

      Lower contract drilling expenses for the Ocean Sovereign in the 2004 period were partially offsetting. The Ocean Sovereign incurred normal operating expenses in the 2004 period compared to the first nine months of 2003, which included non-upgrade shipyard projects in addition to its upgrade.

Reimbursable expenses, net.

      Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.4 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Depreciation.

      Depreciation expense increased to $134.1 million in the first nine months of 2004 compared to $132.1 million in the first nine months of 2003 primarily due to depreciation associated with:

            -     the Ocean Rover, which completed its upgrade in July 2003;

            -     the Ocean Patriot, acquired in March 2003;

            - upgrades to three jack-up rigs, two of which were completed during the second quarter of 2003 and one of which was completed in early 2004; and

            - third quarter 2003 capital additions associated with obtaining contracts to operate four of the Company's rigs in Mexico.

      Partially offsetting the increase was a $5.3 million reduction in depreciation expense for the first quarter of 2004 which resulted from increasing the estimated service lives and salvage values for most of the Company's drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values.

General and Administrative Expense.

      General and administrative expense for the nine months ended September 30, 2004 of $24.3 million increased $1.7 million over $22.6 million for the same period in 2003. This increase was primarily due to costs related to compliance with the Sarbanes-Oxley Act of 2002, higher external audit fees and higher net building expenses due to lower rental income from tenants.

Gain (Loss) on Sale of Marketable Securities.

      A gain on the sale of marketable securities of $0.2 million occurred during the nine months ended September 30, 2004 compared to a $7.3 million loss during the same period in 2003. See Note 3 "Marketable Securities" in Item 1 of
Part I of this report.

Interest Income.

      Interest income of $7.6 million earned during the nine months ended September 30, 2004 declined $2.6 million, from $10.2 million earned during the same period in 2003, primarily due to lower interest rates earned on cash and marketable securities compared to the same period in 2003.

Interest Expense.

      Interest expense of $20.4 million during the nine months ended September 30, 2004 was $3.0 million higher than interest expense of $17.4 million in the same period in 2003 primarily due to interest on the upgrade cost of the Ocean Rover capitalized through July 10, 2003 when its upgrade was completed. Interest expense was also higher due to the issuance of the 5.15% Senior Notes on August 27, 2004. See Note 1 " -- General Information -- Capitalized Interest" and Note 8 " -- Long-Term Debt" in Item 1 of Part I of this report.

Other Income (Expense) - Other, net

      Other expense net of other income was $0.3 million for the nine months ended September 30, 2004 compared to other income net of other expense of $2.9 million for the same period in 2003. Other income during the nine month period in 2003 was primarily from a gain on forward exchange contracts to purchase Australian dollars.

Income Tax Benefit.

      An income tax benefit of $5.9 million was recognized on a pre-tax loss of $24.4 million in the nine months ended September 30, 2004 compared to a tax benefit of $9.4 million which was recognized on a pre-tax loss of $59.1 million in the comparable period of 2003.

      Certain of the Company's rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands corporation and wholly-owned subsidiary of the Company. Effective January 1, 2003 the Company began to postpone remittance of the earnings from Diamond Offshore International Limited and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the nine month periods ended September 30, 2004 and 2003. The Company's estimated annual effective tax rate was 27.7% as of September 30, 2004 and 15.9% as of September 30, 2003. The estimated annual effective tax rate was greater in the 2004 period than in the 2003 period primarily due to the different anticipated mix of domestic and international earnings as well as the mix of international tax jurisdictions in each period.

      Tax expense for the nine months ended September 30, 2004 also included a $0.9 million adjustment related to finalizing prior year tax returns in two foreign jurisdictions. This additional expense is not included in the calculation of the Company's current year estimated annual effective tax rate of 27.7%.

      The Company is under audit or has received an assessment for prior year income taxes in certain of its international tax jurisdictions which exposes the Company to claims of approximately $1.0 million of potential additional income tax. The Company intends to contest any unfavorable judgment in these jurisdictions and expects to prevail. Consequently, no income tax expense related to this potential exposure has been recorded.

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

LIQUIDITY

      A discussion of the sources and uses of cash for the nine months ended September 30, 2004 compared to the same period in 2003 follows.

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ------------------------------
                                                  2004              2003            CHANGE
                                                ---------       --------------    ----------
                                                                (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net loss ..............................       $ (18,526)       $ (49,716)       $  31,190
  Depreciation ..........................         134,117          132,086            2,031
  Deferred tax benefit ..................          (1,025)         (11,785)          10,760
  Other non-cash items, net .............          11,683           19,252           (7,569)
  Net changes in operating assets and
    liabilities .........................           6,541          (27,615)          34,156
                                                ---------        ---------        ---------
                                                $ 132,790        $  62,222        $  70,568
                                                =========        =========        =========

      Cash of $132.8 million was generated from operations during the nine months ended September 30, 2004 compared to cash of $62.2 million generated during the same period of 2003 primarily due to an improvement in results of operations in the 2004 period.

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      ----------------------------------
                                                                         2004                 2003              CHANGE
                                                                      ------------        --------------      -----------
                                                                                          (IN THOUSANDS)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
  Capital expenditures (excluding rig acquisition) ...........        $   (69,719)        $  (177,416)        $   107,697
  Rig acquisition ............................................                 --             (63,500)             63,500
  Proceeds from sale of assets ...............................              1,521                 879                 642
  Proceeds from sale and maturities of marketable securities..          2,773,630           2,571,618             202,012
  Purchases of marketable securities .........................         (2,913,971)         (2,359,460)           (554,511)
  Purchase of Australian dollar time deposits ................            (42,073)                 --             (42,073)
  Proceeds from maturities of Australian dollar time
   deposits ..................................................             19,846                  --              19,846
  Proceeds from settlement of forward contracts ..............                 --               2,492              (2,492)
                                                                      -----------         -----------         -----------
                                                                      $  (230,766)        $   (25,387)        $  (205,379)
                                                                      ===========         ===========         ===========

      During the nine months ended September 30, 2004, the Company used $230.8 million for investing activities compared to $25.4 million used for investing activities during the comparable period in 2003. In the first nine months of 2004, net purchases of investments in marketable securities and capital expenditures used $140.3 million and $69.7 million of the Company's cash, respectively. In addition, the Company invested $42.1 million (equivalent to 58.0 million Australian dollars) in Australian dollar time deposits with expirations ranging from May 5, 2004 to March 9, 2005, $19.8 million (equivalent to 32.0 million Australian dollars) of which matured during the period. Cash proceeds of $1.5 million were generated by the sale of miscellaneous equipment.

      During the nine months ended September 30, 2003, the Company spent $65.0 million ($1.5 million of which is included with inventory) for the purchase of the semisubmersible rig, the Ocean Patriot, and used $177.4 million for capital expenditures, primarily for the completion of the Ocean Rover upgrade and the upgrade of three of the Company's jack-up rigs. Cash provided from investing activities in the 2003 period included cash proceeds of $212.2 million from the net sale and maturity of certain of the Company's investments in marketable securities, $2.5 million provided from the settlement of forward contracts at favorable exchange rates and $0.9 million provided from the sale of miscellaneous equipment.

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                -----------------------------
                                                   2004             2003             CHANGE
                                                ---------      --------------       ---------
                                                               (IN THOUSANDS)
NET CASH USED IN FINANCING ACTIVITIES
  Issuance of 5.15% Senior Notes .........      $ 249,397         $      --         $ 249,397
  Debt issue costs -- 5.15% Senior Notes..         (1,565)               --            (1,565)
  Payment of dividends ...................        (24,249)          (48,876)           24,627
  Acquisition of treasury stock ..........        (18,077)               --           (18,077)
                                                ---------         ---------         ---------
                                                $ 205,506         $ (48,876)        $ 254,382
                                                =========         =========         =========

5.15% Senior Notes

      On August 27, 2004, the Company issued $250 million aggregate principal amount of its 5.15% Senior Notes at an offering price of 99.759% of the principal amount, resulting in net proceeds to the Company of $247.8 million.

      The 5.15% Senior Notes bear interest at 5.15% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning March 1, 2005, and mature on September 1, 2014. The 5.15% Senior Notes are unsecured and unsubordinated obligations of the Company and they rank equal in right of payment to the Company's existing and future unsecured and unsubordinated indebtedness, although the 5.15% Senior Notes will be effectively subordinated to all existing and future obligations of the Company's subsidiaries. The Company has the right to redeem all or a portion of the 5.15% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest on the principal amount of the 5.15% Senior Notes redeemed to the date of redemption.

Zero Coupon Debentures

      The Company has the right to redeem its zero coupon convertible debentures due 2020 (the "Zero Coupon Debentures"), in whole or in part, on or after June 6, 2005, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Zero Coupon Debentures on June 6, 2005, June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company's common stock or a combination of cash and shares of common stock. As of September 30, 2004, the aggregate accreted value of the Zero Coupon Debentures was $467.2 million.

Dividends

      The Company paid cash dividends of $24.2 million to stockholders in the first nine months of 2004 compared to $48.9 million in the same period of 2003. Cash dividends paid in the first nine months of 2004 were lower primarily due to a lower quarterly dividend rate of $0.0625 per share of common stock compared to a quarterly dividend rate of $0.125 per share of common stock in the 2003 period.

Treasury Stock

      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in the Consolidated Balance Sheets. During the nine months ended September 30, 2004, the Company purchased 782,200 shares of its common stock at an aggregate cost of $18.1 million, or at an average cost of $23.11 per share. See Item 2 in Part II of this report. During the year ended December 31, 2003, the Company purchased 1,014,000 shares of its common stock at an aggregate cost of $18.2 million, or at an average cost of $17.96 per share.

Credit Ratings.

      The Company's credit rating is Baa2 for Moody's Investors Services ("Moody's") and A- for Standard & Poor's ("S&P"). In 2003 Moody's lowered its ratings of the Company's long-term debt to Baa1 from A3 and on April 27, 2004 lowered its rating from Baa1 to Baa2 and changed the rating outlook from negative to stable. On July 27, 2004, S&P lowered the Company's debt rating from A to A- and rated its outlook as stable. Although the Company's long-term debt ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Letters of Credit and Other.

      The Company is contingently liable as of September 30, 2004 in the amount of $74.3 million under certain performance, bid, supersedeas and custom bonds, and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $23.2 million currently have the option to require cash collateral due to Moody's lowering the Company's credit rating on April 27, 2004. The remaining agreements cannot require cash collateral except in events of default.

Other.

      At September 30, 2004 and December 31, 2003, the Company had no off-balance sheet debt.

      The Company has an effective shelf registration statement under which an aggregate of approximately $117.5 million in debt, equity and other securities may be issued. In addition, the Company has an acquisition shelf registration statement where it may issue, from time to time, up to eight million shares of common stock (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July 1997) in connection with one or more acquisitions by the Company of securities or assets of other businesses.

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

      The Company expects to spend approximately $79 million in 2004 for capital expenditures. These expenditures include approximately $65 million associated with its continuing rig enhancement program (other than rig upgrades), approximately $9 million related to customer contract requirements and approximately $5 million for other corporate requirements including life enhancement maintenance of one of the Company's semisubmersibles, the Ocean Concord. During the nine months ended September 30, 2004, the Company spent $56.3 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements.

INTEGRATED SERVICES

      The Company from time to time selectively engages in drilling services pursuant to turnkey or modified-turnkey contracts under which it agrees to drill a well to a specified depth for a fixed price. The Company had no such activity during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company had project income of $0.4 million from the completion of one turnkey plug and abandonment project in the Gulf of Mexico which was more than offset by operating overhead costs and insurance premiums. It is the Company's intent not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

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

      -     business strategy;

      -     growth opportunities;

      -     competitive position;

      -     expected financial position;

      -     future cash flows;

      -     future dividends;

      -     financing plans;

      - tax planning (See " -- Overview -- General--Critical Accounting Estimates -- Income Taxes," " -- Three Months Ended September 30, 2004 and 2003 -- Income Tax (Expense) Benefit" and " -- Nine Months Ended September 30, 2004 and 2003 -- Income Tax Benefit");

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

      The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2004 and December 31, 2003 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

      The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2004 and December 31, 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

      The Company's long-term debt as of September 30, 2004 and December 31, 2003 is denominated in U.S. dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $173.8 million and $150.5 million, respectively. A 100 basis point decrease would result in an increase in market value of $212.5 million and $186.8 million, respectively.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. During the quarter ended September 30, 2004, the Company invested in Australian dollar time deposits and at September 30, 2004 30.0 million Australian dollars (equivalent to $21.8 million) of time deposits were included in "Investments and marketable securities" in the Consolidated Balance Sheet. The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2004.

      The following table presents the Company's market risk by category (interest rates and foreign currency exchange rates):

                                                         FAIR VALUE ASSET (LIABILITY)                     MARKET RISK
                                                    --------------------------------------       -----------------------------
                                                      SEPTEMBER 30,          DECEMBER 31,        SEPTEMBER 30,    DECEMBER 31,
        CATEGORY OF RISK EXPOSURE:                       2004                    2003                 2004            2003
--------------------------------------------        ------------------    ----------------       -------------    ------------
                                                                           (IN THOUSANDS)
Interest rate:   ...........................
  Marketable securities.....................        $   647,528 (a)       $    503,995 (a)       $     400 (c)     $   700 (c)

   Long-term debt ..........................         (1,199,509)(b)           (909,100)(b)              --              --
Foreign Exchange:
   Australian dollar time deposits .........             21,756 (d)                 --               4,400 (d)          --

----------

      (a) The fair market value of the Company's investment in marketable securities is based on the quoted closing market prices on September 30, 2004 and December 31, 2003.

      (b) The fair values of the Company's 5.15% senior notes, 1.5% convertible senior debentures due 2031 and zero coupon convertible debentures due 2020 are based on the quoted closing market prices on September 30, 2004 and December 31, 2003. The fair value of the Company's Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 4.01% for September 30, 2004 and 2.08% for December 31, 2003.

      (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2004 and December 31, 2003.

      (d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of a decrease in foreign exchange rates of 20% at September 30, 2004.

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

Evaluation of Disclosure Controls and Procedures

      Based upon their evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

      In connection with such evaluation, no change was identified in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      The following table sets forth information regarding the Company's purchases of shares of its common stock on a monthly basis during the third quarter of 2004:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                               TOTAL NUMBER OF SHARES      MAXIMUM NUMBER OF SHARES
                                TOTAL NUMBER    AVERAGE         PURCHASED AS PART OF      THAT MAY YET BE PURCHASED
                                 OF SHARES     PRICE PAID     PUBLICLY ANNOUNCED PLANS         UNDER THE PLANS
           PERIOD                PURCHASED     PER SHARE            OR PROGRAMS                  OR PROGRAMS
-------------------------      -------------   ----------     ------------------------   ---------------------------
July 1, 2004 through July
31, 2004                            --                --                    --                           --

August 1, 2004 through
August 31, 2004                782,200 (a)       $ 23.11                    --                           --

September 1, 2004 through
September 30, 2004                  --                --                    --                           --
                               -------------------------------------------------------------------------------------
           TOTAL               782,200 (a)       $ 23.11                    --                           --
                               =====================================================================================

----------

(a) The Company purchased 782,200 shares of its common stock in open-market transactions in August 2004. None of such shares were purchased pursuant to a publicly announced share repurchase program. Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. Although the Board of Directors of the Company has approved such purchases, it has not adopted any expiration date or other limitations regarding such purchases.

ITEM 6. EXHIBITS.

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

                                            DIAMOND OFFSHORE DRILLING, INC.
                                                     (Registrant)

Date: November 8, 2004                         By: /s/ Gary T. Krenek
                                                   -----------------------------
                                                   Gary T. Krenek
                                                   Vice President and Chief
                                                   Financial Officer

Date: November 8, 2004                             /s/ Beth G. Gordon
                                                   -----------------------------
                                                   Beth G. Gordon
                                                   Controller (Chief Accounting
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

4.1              Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee
                 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 2001).

4.2              Fourth Supplemental Indenture, dated as of August 27, 2004, between the Company and JPMorgan Chase Bank, as Trustee
                 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 27, 2004).

4.3              Exchange and Registration Rights Agreement, dated August 27, 2004, between the Company and Goldman,
                 Sachs & Co. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated August 27,
                 2004).

31.1*            Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*            Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*            Section 1350 Certification of the Chief Executive Officer.

32.2*            Section 1350 Certification of the Chief Financial Officer.

* Filed or furnished herewith.