Form 10-K
period 2004-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2005-03-02
CIK 949039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-13926
DIAMOND OFFSHORE DRILLING, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0321760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15415 Katy Freeway
Houston, Texas 77094
(Address and zip code of principal executive offices)
(281) 492-5300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2004	$1,411,161,008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 24, 2005	Common Stock, $0.01 par value per share	128,575,920 shares
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement relating to the 2005 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2004, are incorporated by reference in Part III of this form.

DIAMOND OFFSHORE DRILLING, INC.
FORM 10-K for the Year Ended December 31, 2004

		Page No.

Cover Page		1
Document Table of Contents		2
PART I
Item 1.	Business	3
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	41
	Consolidated Financial Statements	44
	Notes to Consolidated Financial Statements	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	77
PART III
	Information called for by Part III Items 10, 11, 12, 13 and 14 has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A
PART IV
Item 15.	Exhibits and Financial Statement Schedules	78
Signatures		81
Exhibit Index		82
Statement re Computation of Ratios
List of Subsidiaries
Consent of Deloitte & Touche LLP
Powers of Attorney
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO & CFO Pursuant to Section 1350

PART I

Item 1.	Business.
General
      Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, engages principally in the contract drilling of offshore oil and gas wells. Unless the context otherwise requires, references herein to the “Company” or “Diamond Offshore” mean Diamond Offshore Drilling, Inc. and its consolidated subsidiaries. The Company is a leader in deep water drilling with a fleet of 45 offshore rigs consisting of 30 semisubmersibles, 14 jack-ups and one drillship.
The Fleet
      The Company’s fleet includes some of the most technologically advanced rigs in the world, enabling it to offer a broad range of services worldwide in various markets, including the deep water, harsh environment, conventional semisubmersible and jack-up markets.
      Semisubmersibles. The Company owns and operates 30 semisubmersibles (including nine high specification and 21 other semisubmersible rigs). Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig’s position over a drillsite. Three semisubmersible rigs in the Company’s fleet have this capability.
      The Company’s high specification semisubmersibles have high-capacity deck loads and are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features. As of January 31, 2005, six of the nine high specification semisubmersibles were located in the U.S. Gulf of Mexico, while the remaining three rigs were located offshore Brazil, Indonesia and Malaysia, respectively.
      The Company’s other semisubmersibles generally work in maximum water depths up to 4,000 feet, and many have diverse capabilities that enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. As of January 31, 2005, the Company was actively marketing 18 of these semisubmersibles. Four of these semisubmersibles were located in the U.S. Gulf of Mexico; four were located offshore Mexico; four were located in the North Sea; three were located offshore Australia; two were located offshore Brazil; and one was located offshore Korea.
      The Company currently has three cold-stacked semisubmersible rigs. When the Company anticipates that a rig will be idle for an extended period of time, it cold stacks the unit by removing the crew and ceasing to actively market the rig. This reduces expenditures associated with keeping the rig ready to go to work. See additional discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations– Operating Income” in Item 7 of this report.
      One of the Company’s semisubmersibles has been cold stacked in the Gulf of Mexico since December 2002, and the Company is marketing another cold-stacked semisubmersible, the Ocean Liberator, for sale to a third party. See “— Fleet Retirements.” The remaining cold-stacked semisubmersible, the Ocean Endeavor, will undergo a major upgrade for ultra-deepwater service commencing in the second quarter of 2005. See “— Fleet Enhancements.”
      Jack-ups. The Company owns 14 jack-ups, all of which were being actively marketed as of January 31, 2005. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. The Company’s jack-ups are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.
      As of January 31, 2005, 12 of the Company’s jack-up rigs were located in the Gulf of Mexico. Of these rigs, nine are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Both of the Company’s remaining jack-up rigs are internationally based and are independent-leg cantilevered rigs; one was located offshore Bangladesh and the other was located offshore India as of January 31, 2005.
      Drillship. The Company has one drillship, the Ocean Clipper, which was located offshore Brazil as of January 31, 2005. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high specification semisubmersible rigs.
      Fleet Enhancements. The Company’s strategy of economically upgrading its fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersibles, is intended to maximize the utilization and dayrates earned by the rigs in its fleet. Since 1995, the Company has increased the number of rigs capable of operating in 3,500 feet of water or greater from three rigs to 12 (nine of which are high specification units), primarily by upgrading its existing fleet. Five of these upgrades were to its Victory-class semisubmersible rigs, most recently the Ocean Rover which was completed in July 2003 at an approximate cost of $188 million. The design of the Company’s Victory-class semisubmersible rigs with its cruciform hull configurations, long fatigue-life and advantageous stress characteristics, makes this class of rig particularly well-suited for significant upgrade projects.
      In January 2005, the Company announced the initiation of a major upgrade of its Victory-class semisubmersible, the Ocean Endeavor, for ultra-deepwater service at an estimated upgrade cost of approximately $250 million. The modernized rig will be designed to operate in up to 10,000 feet of water. The Ocean Endeavor will be mobilized to a shipyard in Singapore where work is scheduled to commence in the second quarter of 2005. Delivery of the upgraded rig is expected in approximately two years.
      In the first half of 2004, the Company commenced and completed an upgrade of one of its high specification semisubmersible units, the Ocean America, making it more suitable for developmental drilling. The cost of the upgrade was approximately $13 million.
      In early 2004, the Company completed a two-year program designed to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs for a total cost of approximately $94 million. On the Ocean Titan and Ocean Tower, both 350-foot water depth capable independent-leg slot rigs prior to their upgrades, the Company installed cantilever packages. The cantilever systems enable a rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed higher dayrates and greater utilization compared to slot rigs. The Ocean Tower completed its upgrade in March 2003 for approximately $27 million. The Ocean Titan upgrade was completed in January 2004 for approximately $22 million. The Ocean Spartan, Ocean Spur and Ocean Heritage leg extension installations were completed in the fourth quarter of 2002, enabling these rigs to work in water depths up to 300 feet, compared to 250 feet prior to the upgrades, at a combined approximate cost of $34 million. The Ocean Sovereign, a 250-foot water depth independent-leg cantilever rig prior to its upgrade, completed its leg extension installations in May 2003 at an approximate cost of $11 million, allowing the rig to work in water depths up to 300 feet.

      Fleet Additions. Another of the Company’s business strategies is to acquire assets at attractive levels, particularly during cyclical downturns. The Company most recently purchased two third-generation semisubmersible drilling rigs, the Ocean Vanguard in late 2002 for $68.5 million and the Ocean Patriot, formerly the Omega, in March 2003 for $65.0 million.
      The Company continues to evaluate further rig acquisition and upgrade opportunities. However, there can be no assurance whether or to what extent rig acquisitions or upgrades will continue to be made to the Company’s fleet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Requirements” in Item 7 of this report.
      Fleet Retirements. In December 2004, the Company decided to market for sale one of its cold-stacked semisubmersibles, the Ocean Liberator.

     More detailed information concerning the Company’s fleet of mobile offshore drilling rigs, as of January 31, 2005, is set forth in the table below.

	Nominal
	Water Depth		Year Built/Latest	Current
Type and Name	Rating(a)	Attributes	Enhancement(b)	Location(c)	Customer(d)

High Specification Floaters
Semisubmersibles(9):
Ocean Confidence	7,500	DP; 15K; 4M	2001	GOM — U.S.	BP
Ocean Baroness	7,000	VC; 15K; 4M	1973/2002	Indonesia	Unocal
Ocean Rover	7,000	VC; 15K; 4M	1973/2003	Malaysia	Murphy
Ocean America	5,500	SP; 15K; 3M	1988/1999	GOM — U.S.	Mariner
Ocean Valiant	5,500	SP; 15K; 3M	1988/1999	GOM — U.S.	Kerr-McGee
Ocean Victory	5,500	VC; 15K; 3M	1972/1997	GOM — U.S.	Newfield
Ocean Star	5,500	VC; 15K; 3M	1974/1999	GOM — U.S.	Kerr-McGee
Ocean Alliance	5,000	DP; 15K; 3M	1988/1999	Brazil	Petrobras
Ocean Quest	3,500	VC; 15K; 3M	1973/1996	GOM — U.S.	Pogo Producing
Drillship(1):
Ocean Clipper	7,500	DP; 15K; 3M	1976/1999	Brazil	Petrobras
Under Construction(1)
Ocean Endeavor	2,000	VC	1975/1994	GOM — U.S.	Shipyard — Upgrade to 10,000
Other Semisubmersibles (20):
Ocean Winner	4,000	3M	1977/2004	Brazil	Petrobras
Ocean Worker	3,500	3M	1982/1992	Mexico	PEMEX
Ocean Yatzy	3,300	DP	1989/1998	Brazil	Petrobras
Ocean Voyager	3,200	VC	1973/1995	GOM — U.S.	Murphy
Ocean Patriot	3,000	15K; 3M	1982/2003	Australia	Bass Straits Oil & Gas
Ocean Yorktown	2,200	3M	1976/1996	Mexico	PEMEX
Ocean Concord	2,200	3M	1975/1999	GOM — U.S.	Kerr-McGee
Ocean Lexington	2,200	3M	1976/1995	GOM — U.S.	Walter Oil & Gas
Ocean Saratoga	2,200	3M	1976/1995	GOM — U.S.	Shipyard — Repairs
Ocean Epoch	1,640	3M	1977/2000	Australia	Santos
Ocean General	1,640	3M	1976/1999	Korea	KNOC
Ocean Bounty	1,500	VC; 3M	1977/1992	Australia	OMV
Ocean Guardian	1,500	3M	1985	North Sea	Shell
Ocean New Era	1,500		1974/1990	GOM — U.S.	Cold Stacked
Ocean Princess	1,500	15K; 3M	1977/1998	North Sea	Talisman
Ocean Whittington	1,500	3M	1974/1995	Mexico	PEMEX
Ocean Vanguard	1,500	15K; 3M	1982	North Sea	Shipyard — Repairs
Ocean Nomad	1,200	3M	1975/2001	North Sea	Talisman
Ocean Ambassador	1,100	3M	1975/1995	Mexico	PEMEX
Ocean Liberator	600		1974/1998	South Africa	Cold Stacked/Available for Sale
Jack-ups (14):
Ocean Titan	350	IC; 15K; 3M	1974/2004	GOM — U.S.	BHP Billiton
Ocean Tower	350	IC; 3M	1972/2003	GOM — U.S.	Chevron Texaco
Ocean King	300	IC; 3M	1973/1999	GOM — U.S.	El Paso
Ocean Nugget	300	IC	1976/1995	GOM — U.S.	ADTI/Mission
Ocean Summit	300	IC	1972/2003	GOM — U.S.	LLOG
Ocean Warwick	300	IC	1971/1998	GOM — U.S.	Newfield Exploration
Ocean Heritage	300	IC	1981/2002	India	Cairn Energy
Ocean Spartan	300	IC	1980/2003	GOM — U.S.	LLOG
Ocean Spur	300	IC	1981/2003	GOM — U.S.	Spinnaker
Ocean Sovereign	300	IC	1981/2003	Bangladesh	Cairn Energy
Ocean Champion	250	MS	1975/2004	GOM — U.S.	Hunt Oil
Ocean Columbia	250	IC	1978/1990	GOM — U.S.	Kerr-McGee
Ocean Crusader	200	MC	1982/1992	GOM — U.S.	Walter Oil & Gas
Ocean Drake	200	MC	1983/1986	GOM — U.S.	ADTI/Kerr-McGee

Attributes

DP = Dynamically-Positioned/ Self-Propelled	MS = Mat-Supported Slot Rig	3M = Three Mud Pumps
IC = Independent-Leg Cantilevered Rig	VC = Victory — Class	4M = Four Mud Pumps
MC = Mat-Supported Cantilevered Rig	SP = Self-Propelled	15K = 15,000 psi well control system
See the footnotes to this table on the following page.

(a)	Nominal water depth (in feet), as described above for semisubmersibles and drillships, reflects the current outfitting for each drilling unit. In many cases, individual rigs are capable of achieving, or have achieved, greater water depths. In all cases, floating rigs are capable of working successfully at greater depths than their nominal water depth. On a case by case basis, a greater depth capacity may be achieved by providing additional equipment.

(b)	Such enhancements may include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deck load capacity. Top-drive drilling systems are included on all rigs included in the table above, except for the Ocean Liberator.

(c)	GOM means Gulf of Mexico.

(d)	For ease of presentation in this table, customer names have been shortened or abbreviated.
Markets
      The Company’s principal markets for its offshore contract drilling services are the Gulf of Mexico, including the United States and Mexico, Europe, principally the U.K. and Norway, South America, Africa and Australia/ Southeast Asia. The Company actively markets its rigs worldwide. From time to time the Company’s fleet operates in various other markets throughout the world as the market demands. See Note 15 to the Company’s Consolidated Financial Statements in Item 8 of this report.
      The Company believes its presence in multiple markets is valuable in many respects. For example, the Company believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and in the Gulf of Mexico, while production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, the Company believes its performance for a customer in one market segment or area enables it to better understand that customer’s needs and better serve that customer in different market segments or other geographic locations.
Offshore Contract Drilling Services
      The Company’s contracts to provide offshore drilling services vary in their terms and provisions. The Company often obtains its contracts through competitive bidding, although it is not unusual for the Company to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of the Company. Under dayrate contracts, the Company generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of the Company’s revenues. In addition, the Company has worked some of its rigs under dayrate contracts that include the ability to earn an incentive bonus based upon performance.
      A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells (a “well-to-well contract”) or a stated term (a “term contract”) and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of the Company’s contracts permit the customer to terminate the contract early by giving notice, and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed terms, including dayrates.
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
Customers
      The Company provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of the Company’s annual consolidated revenues, although the specific customers may vary from year to year. During 2004, the Company performed services for 53 different customers with Petróleo Brasileiro S.A. (“Petrobras”) and PEMEX — Exploración Y Producción (“PEMEX”) accounting for 12.6% and 10.5% of the Company’s annual total consolidated revenues, respectively. During 2003, the Company performed services for 52 different customers with Petrobras and BP p.l.c. (“BP”) accounting for 20.3% and 11.9% of the Company’s annual total consolidated revenues, respectively. During 2002, the Company performed services for 46 different customers with Petrobras, BP, and Murphy Exploration and Production Company accounting for 19.0%, 18.9% and 10.4% of the Company’s annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on the Company’s results of operations.
      The Company’s services in North America are marketed principally through its Houston, Texas office, with support for U.S. Gulf of Mexico activities coming from its regional office in New Orleans, Louisiana. The Company’s services in other geographic locations are marketed principally from its office in The Hague, Netherlands with support from its regional offices in Aberdeen, Scotland and Perth, Western Australia. Technical and administrative support functions for the Company’s operations are provided by its Houston office.
Competition
      The offshore contract drilling industry is highly competitive and is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond the Company’s control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.
      Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor’s safety record, crew quality, rig location and quality of service and equipment, an oversupply of rigs can create an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability often becomes a consideration, particularly with respect to technologically advanced units. The Company believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of the Company’s rigs. See “— Offshore Contract Drilling Services.”
Governmental Regulation
      The Company’s operations are subject to numerous international, U.S., state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, the Company may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may, in certain circumstances, impose “strict liability” rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company.
      The United States Oil Pollution Act of 1990 (“OPA ’90”), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA ’90 and such similar legislation and related regulations impose a variety of obligations on the Company related to the prevention of oil spills and liability for damages resulting from such spills. OPA ’90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.
Indemnification and Insurance
      The Company’s operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of the Company’s, the Company’s customer’s or a third party’s property or equipment. Damage to the environment could also result from the Company’s operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. The Company has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover the Company’s loss or liability in certain circumstances or that the Company will continue to carry such insurance or receive such indemnification.
      The Company’s retention of liability for property damage is between $1.0 million and $2.5 million per incident, depending on the value of the equipment, with an additional aggregate annual deductible of $4.5 million.
Operations Outside the United States
      Operations outside the United States accounted for approximately 56.0%, 51.6% and 55.5% of the Company’s total consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s non-U.S. operations are subject to certain political, economic and other uncertainties not normally encountered in U.S. operations, including risks of war, terrorist acts and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The Company’s operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview– Results of Operations and Industry Conditions” and “— Other — Currency Risk” in Item 7 of this report and Note 15 to the Company’s Consolidated Financial Statements in Item 8 of this report.
      During 2003, the Company entered into contracts to operate four of its semisubmersible rigs offshore Mexico for PEMEX, the national oil company of Mexico. The terms of these contracts expose the Company to greater risks than it normally assumes, such as exposure to greater environmental liability. While the Company believes that the financial terms of the contracts and the Company’s operating safeguards in place mitigate these risks, there can be no assurance that the Company’s increased risk exposure will not have a negative impact on the Company’s future operations or financial results.
Employees
      As of December 31, 2004, the Company had approximately 4,200 workers, including international crew personnel furnished through independent labor contractors. The Company has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The Company does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.
Access to Company Filings
      Access to the Company’s filings of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and to other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the United States Securities and Exchange Commission (“SEC”) may be obtained through the Company’s website (http://www.diamondoffshore.com). The Company’s website provides a hyperlink to a third-party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after the Company has electronically filed such material with the SEC.

Item 2.	Properties.
      The Company owns an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where the Company has its corporate headquarters, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, the Company currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, Norway, Vietnam, Netherlands, Malaysia, Bangladesh, India, Korea, Singapore and Mexico to support its offshore drilling operations.

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

	Age as of
Name	January 31, 2005	Position

James S. Tisch	52	Chairman of the Board of Directors and Chief Executive Officer
Lawrence R. Dickerson	52	President, Chief Operating Officer and Director
David W. Williams	47	Executive Vice President
Rodney W. Eads	53	Senior Vice President — Worldwide Operations
John L. Gabriel, Jr.	51	Senior Vice President — Contracts & Marketing
John M. Vecchio	54	Senior Vice President — Technical Services
Gary T. Krenek	46	Vice President and Chief Financial Officer
Beth G. Gordon	49	Controller — Chief Accounting Officer
William C. Long	38	Vice President, General Counsel & Secretary
      James S. Tisch has served as Chief Executive Officer of the Company since March 1998. Mr. Tisch has served as Chairman of the Board since 1995 and as a director of the Company since June 1989. Mr. Tisch has served as Chief Executive Officer of Loews Corporation (“Loews”), a diversified holding company and the Company’s controlling stockholder, since November 1998. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, a 91% owned subsidiary of Loews, and BKF Capital Group, Inc.
      Lawrence R. Dickerson has served as President, Chief Operating Officer and Director of the Company since March 1998. Mr. Dickerson has also served on the United States Commission on Ocean Policy from 2001 to 2004.
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
      Gary T. Krenek has served as Vice President and Chief Financial Officer of the Company since March 1998.
      Beth G. Gordon has served as Controller and Chief Accounting Officer of the Company since April 2000. Previously, Ms. Gordon was employed by Pool Energy Services Co. from December 1978 through March 2000 where her most recent position was Vice President-Finance — Pool Well Services Co.
      William C. Long has served as Vice President, General Counsel and Secretary of the Company since March 2001. Previously, Mr. Long served as General Counsel and Secretary of the Company from March 1999 through February 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
      The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “DO.” The following table sets forth, for the calendar quarters indicated, the high and low closing prices of common stock as reported by the NYSE.

	Common Stock

	High	Low

2004
First Quarter	$26.63	$20.48
Second Quarter	24.53	21.55
Third Quarter	32.99	22.89
Fourth Quarter	40.29	32.06
2003
First Quarter	$22.53	$19.40
Second Quarter	23.62	18.64
Third Quarter	21.53	18.50
Fourth Quarter	20.70	17.15
      As of February 24, 2005 there were approximately 299 holders of record of the Company’s common stock. This number does not include the stockholders for whom shares are held in the name of a “nominee” or “street name.”
Dividend Policy
      In 2004 the Company paid cash dividends of $0.0625 per share of the Company’s common stock on March 1, June 1, September 1 and December 1. In 2003 the Company paid cash dividends of $0.125 per share of the Company’s common stock on March 3, June 2 and September 2 and $0.0625 per share on December 1.
      On January 25, 2005, the Company declared a dividend of $0.0625 per share of the Company’s common stock payable March 1, 2005 to stockholders of record on February 1, 2005. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant.

Item 6.	Selected Financial Data.
      The following table sets forth certain historical consolidated financial data relating to the Company. The selected consolidated financial data are derived from the financial statements of the Company as of and for the periods presented. Prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

	2004	2003	2002		2001		2000

	(In thousands, except per share and ratio data)
Income Statement Data:
Total revenues	$814,662	$680,941	$752,561		$924,300		$684,501
Operating income (loss)	3,928	(38,323)	51,984		225,410		71,499
Net (loss) income	(7,243)	(48,414)	62,520		173,823		72,281
Net (loss) income per share:
Basic	(0.06)	(0.37)	0.48		1.31		0.53
Diluted	(0.06)	(0.37)	0.47		1.26		0.53
Balance Sheet Data:
Drilling and other property and equipment, net	$2,154,593	$2,257,876	$2,164,627		$2,002,873		$1,931,182
Total assets	3,379,386	3,135,019	3,256,308		3,493,071		3,073,191
Long-term debt (excluding current maturities(1))	709,413	928,030	924,475		920,636		856,559
Other Financial Data:
Capital expenditures(2)	$89,229	$272,026	$340,805		$268,617		$323,924
Cash dividends declared per share	0.25	0.438	0.50		0.50		0.50
Ratio of earnings to fixed charges(3)	N/A	N/A	4.51	x	9.87	x	4.97	x

(1)	The holders of the Company’s Zero Coupon Convertible Debentures Due 2020 have the right to require the Company to repurchase the debentures on June 6, 2005. The aggregate accreted value of these debentures of $471.3 million at December 31, 2004 is included as a current liability in the Company’s Consolidated Balance Sheet included in Item 8 of this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Requirements.”

(2)	In March 2003 the Company spent $65.0 million ($63.5 million capitalized to rig equipment and $1.5 million added to inventory) for the acquisition of the Ocean Patriot, a third-generation semisubmersible drilling rig. In December 2002 the Company spent $68.5 million ($67.0 million capitalized to rig equipment and $1.5 million added to inventory) for the acquisition of another third-generation semisubmersible drilling rig, the Ocean Vanguard.

(3)	The deficiency in the Company’s earnings available for fixed charges for the years ended December 31, 2004 and 2003 was approximately $2.3 million and $55.3 million, respectively. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) a portion of rent expense, which the Company believes represents the interest factor attributable to rent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

Overview

Results of Operations and Industry Conditions
      The overall market for the Company’s mid-water and deepwater semisubmersible rigs improved dramatically beginning in the third quarter of 2004 and extending into 2005. The increase in demand, which resulted from a combination of customer recognition of high oil and gas prices, increasing oil consumption and declining reserves, among other things, lifted dayrates around the world, but had the greatest impact in the U.S. Gulf of Mexico and the North Sea — two markets where the Company has a significant presence. The Company’s jack-up fleet also experienced steady growth in utilization and dayrates throughout 2004.

Improving Markets
      Gulf of Mexico. In the U.S. Gulf of Mexico, commitments for Diamond Offshore’s high-specification rigs have reached as high as $150,000 per day for work beginning in mid-2005 and extending into the first quarter of 2006. This contrasts with dayrates in the $60,000 range earned during the first half of 2004. All six of the Company’s high-specification semisubmersible rigs in the U.S. GOM are currently contracted with backlogs extending at least until the third quarter of 2005 at progressively higher dayrates than previous contracts. In addition, the dayrate for the Company’s four mid-water semisubmersibles operating in the GOM has reached as high as $110,000 for work beginning in early September 2005, with backlog also building in this market at improving dayrates. This contrasts with dayrates in the $40,000 range earned during the first half of 2004. The improving dayrates and high committed utilization were factors in the Company’s decision to reactivate the previously cold-stacked Ocean Voyager for the mid-water U.S. GOM market. The Ocean Voyager, which resumed work in mid-December 2004, is earning a dayrate of $73,000 as of the date of this report and has future commitments to work at dayrates ranging from $95,000 to $110,000 beginning in the second quarter of 2005. The Company views the deepwater and mid-water markets in the GOM as under-supplied, and believes that additional improvement in utilization, backlog and dayrates is likely in these market segments during 2005.
      The Company’s jack-up fleet in the GOM also continued to experience high utilization and improving dayrates during 2004 and into early 2005. The Company views the jack-up market in the U.S. GOM as currently tightly balanced, with effective utilization near 100 percent and demand sporadically exceeding supply. As a result, the Company believes the market and dayrates for this class of equipment could improve further in the near term.
      In the Mexican GOM, the Company’s four semisubmersible rigs that mobilized to that market in the latter half of 2003 continued to operate throughout 2004 under long-term contracts and remain contracted for that market throughout 2005. The Company believes that future work for other of its semisubmersibles and jack-ups in this market is limited. The Company views the market for the Mexican GOM as in balance and expects it to remain so this year.
      Brazil. Two of the Company’s four rigs operating in Brazil, one of which is a high specification semisubmersible, have contracts that expire in the third quarter of 2005. These units were contracted prior to the mid-year market improvement and the Company will seek to obtain new contracts for these rigs reflective of market conditions. The Company views the Brazilian semisubmersible market as firm and expects it to remain so during 2005.
      North Sea. Drilling activity in the North Sea mirrored that in the Gulf of Mexico in 2004. Demand and pricing accelerated in the second half of 2004, and utilization of marketed semisubmersible rigs in the U.K. sector of the North Sea reached 100 percent by the end of June 2004. The Ocean Guardian and Ocean Princess, which began the year earning dayrates between $40,000 and $50,000, each received one-year extensions to their contracts in the U.K. at $80,000 per day. The Ocean Vanguard began work at mid-year in the U.K. sector for a start-up rate of $30,000 per day. The unit then mobilized to Norway late in 2004, where it began an approximately 15-month series of contracts for a dayrate in the low $140,000s. Also responding to the strong demand in the North Sea, the Ocean Nomad returned to the U.K. from West Africa and is operating under a one year contract, also at $80,000 per day. Effective utilization of marketed semisubmersible rigs in both the U.K and Norwegian sectors of the North Sea remains at 100 percent, and the Company believes this market will remain firm throughout the balance of 2005.
      In February 2005, the Company reached an agreement with a customer to upgrade the Ocean Guardian to high pressure, high temperature capabilities. The upgrade is scheduled to begin in the third quarter of 2005 and is estimated to cost approximately $5.0 million, which will be paid by the customer, in part by a lump-sum payment of $3.5 million with the remainder to be recovered through dayrate increases over a minimum of 120 days.
      Southeast Asia. The Company’s two high-specification semisubmersibles operating in Southeast Asia received new contracts in the first quarter of 2005. The Ocean Baroness was awarded a one-year contract at a dayrate of approximately $200,000 for work in the Gulf of Mexico beginning early in the fourth quarter of 2005. The unit is expected to begin a 90-120 day mobilization back to the U.S. at the conclusion of its current contract in May 2005. Additionally, the Ocean Rover received a 950-day extension to its current contract at a dayrate averaging in the mid $170,000s. The new dayrates contrast with rates in the mid $130,000s and mid $120,000s, respectively, for the rigs’ previous contracts. All of the Company’s other semisubmersible rigs in the Southeast Asian market currently have contracts or commitments for work extending at least into mid-2005 at favorable market dayrates. The Company views demand in the Southeast Asian market as increasing, and with high utilization, the Company believes dayrates could continue improving.

General
      Revenues. The Company’s revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, the Company may mobilize its rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, the Company may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively. The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within the Company’s control and are difficult to predict.
      Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. The Company previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 the Company changed its accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If the Company had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

      Reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the Company’s customers in accordance with a contract or agreement are recorded for the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in the Consolidated Statements of Operations.
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
      Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “ready stacked” state with a full crew. In addition, when a rig is idle, the Company is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, the Company may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income. The Company recognizes, as incurred, operating expenses related to activities such as inspections, painting projects and routine overhauls that meet certain criteria and, which maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.
      Operating income is negatively impacted when the Company performs certain regulatory inspections (“5-year surveys”) that are due every five years for all of the Company’s rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

Critical Accounting Estimates
      The Company’s significant accounting policies are included in Note 1 of its Notes to Consolidated Financial Statements in Item 8 of this report. Management’s judgments, assumptions and estimates are inherent in the preparation of the Company’s financial statements and the application of its significant accounting policies. The Company believes that its most critical accounting estimates are as follows:
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
      The offshore drilling industry is a relatively young industry which began developing just over 50 years ago. The Company has based its estimates of useful lives and salvage values on the historical industry data available to it as well as its own experience. In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs because several of its rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company’s drillship and by increasing salvage values to 5% for most of the Company’s drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company’s fleet. The effect of this change in accounting estimate resulted in a reduction to the Company’s net loss for the years ended December 31, 2004 and 2003 of $19.6 million, or $0.15 per share, and $14.9 million, or $0.11 per share, respectively.
      The Company evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company utilizes a probability-weighted cash flow analysis in testing an asset for potential impairment. The assumptions and estimates underlying this analysis include (a) dayrate by rig, (b) utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used), (c) the per day operating cost for each rig if active, ready stacked or cold stacked and (d) salvage value for each rig. Based on these assumptions and estimates a matrix is developed assigning probabilities to various combinations of assumed utilization rates and dayrates. The impact of a 5% reduction in assumed dayrates for the cold stacked rigs (holding all other assumptions and estimates in the model constant), or alternatively the impact of a 5% reduction in utilization (again holding all other assumptions and estimates in the model constant) is also considered as part of this analysis.
      At December 31, 2004, the Company considered its three cold-stacked rigs for impairment testing and determined that none of the drilling units was impaired. On January 10, 2005, the Company announced that one of its cold stacked rigs, the Ocean Endeavor, would be upgraded to a high specification drilling unit for an estimated cost of $250 million. As a result of this decision and the low net book value of this rig, the Company does not consider this asset to be impaired. At December 31, 2004, the Company had elected to market one of its cold-stacked rigs, the Ocean Liberator, for sale to a third party and classified the rig as an asset-held-for-sale in the Company’s Consolidated Balance Sheet included in Item 8 of this report. The estimated market value of this rig, based on offers from third parties, is higher than its current carrying value; therefore, no write-down was deemed necessary as a result of the reclassification to held-for-sale. The remaining cold stacked rig was evaluated for impairment using the probability-weighted cash flow analysis discussed above. At December 31, 2004 the probability-weighted cash flow for the Ocean New Era significantly exceeded its net carrying value of $3.2 million.
      At December 31, 2003 the Company determined that all five of its cold stacked rigs should be tested for impairment. The impairment analysis at December 31, 2003 consisted of a probability-weighted cash flow analysis for each of the five cold stacked rigs. In all cases, the probability-weighted cash flows significantly exceeded the carrying value of each rig. Two of the Company’s cold stacked rigs that were tested and found not to be impaired at December 31, 2003 were subsequently reactivated and these rigs currently have contracted dayrates that are within the range of dayrates used in the Company’s 2003 impairment analysis.
      Management’s assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
      Personal Injury Claims. The Company’s uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. The Company’s in-house claims department estimates the amount of its liability for its retention. This department establishes a reserve for each of the Company’s personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. The claims department also estimates the Company’s liability for claims which are incurred but not reported by using historical data. Historically, the Company’s ultimate liability for personal injury claims has not differed materially from the Company’s recorded estimates. At December 31, 2004 the Company’s estimated liability for personal injury claims was $33.4 million. Due to uncertainties such as (a) the severity of personal injuries claimed, (b) significant changes in the volume of personal injury claims, (c) the unpredictability of legal jurisdictions where the claims will ultimately be litigated, (d) inconsistent court decisions and (e) the risks and lack of predictability inherent in personal injury litigation, eventual settlement or adjudication of these claims could differ materially from the estimated amounts.
      Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the recognition of the amount of taxes payable or refundable for the current year; and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in its financial statements or tax returns. In each of its tax jurisdictions the Company recognizes a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets are reduced by a valuation allowance, if necessary, which is determined by the amount of any tax benefits that, based on available evidence, are not expected to be realized under a “more likely than not” approach. For interim periods, the Company estimates its annual effective tax rate by forecasting its annual income before income tax, taxable income and tax expense in each of its tax jurisdictions. The Company makes judgments regarding future events and related estimates especially as they pertain to forecasting of the Company’s effective tax rate, the potential realization of deferred tax assets such as utilization of foreign tax credits, and exposure to the disallowance of items deducted on tax returns upon audit.
      Certain of the Company’s foreign tax credit carryforwards are scheduled to expire in 2011. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the “more likely than not” approach of evaluating the associated deferred tax asset the Company determined that a valuation allowance was necessary. In December 2003 the Company established a valuation allowance of $10.2 million, which resulted in a charge against earnings. At December 31, 2004, the Company’s valuation allowance related to the potential realization of deferred tax assets was $10.3 million.

Years Ended December 31, 2004 and 2003
      Comparative data relating to the Company’s revenues and operating expenses by equipment type are listed below (eliminations offset (i) dayrate revenues earned when the Company’s rigs are utilized in its integrated services and (ii) intercompany expenses charged to rig operations). Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

	Year Ended
	December 31,
			Favorable/
	2004	2003	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$281,866	$290,844	$(8,978)
Other Semisubmersibles	319,053	260,267	58,786
Jack-ups	178,391	97,774	80,617
Integrated Services	—	1,189	(1,189)
Other	3,095	2,257	838
Eliminations	—	(233)	233

Total Contract Drilling Revenue	$782,405	$652,098	$130,307

Revenues Related to Reimbursable Expenses	$32,257	$28,843	$3,414
CONTRACT DRILLING EXPENSE
High Specification Floaters	$172,182	$156,898	$(15,284)
Other Semisubmersibles	277,728	229,811	(47,917)
Jack-ups	114,466	97,305	(17,161)
Integrated Services	—	1,665	1,665
Other	4,252	2,393	(1,859)
Eliminations	—	(233)	(233)

Total Contract Drilling Expense	$568,628	$487,839	$(80,789)

Reimbursable Expenses	$28,899	$26,050	$(2,849)
OPERATING (LOSS) INCOME
High Specification Floaters	$109,684	$133,946	$(24,262)
Other Semisubmersibles	41,325	30,456	10,869
Jack-ups	63,925	469	63,456
Integrated Services	—	(476)	476
Other	(1,157)	(136)	(1,021)
Reimbursables, net	3,358	2,793	565
Depreciation	(178,835)	(175,578)	(3,257)
General and Administrative Expense	(32,759)	(28,868)	(3,891)
(Loss) Gain on Sale and Disposition of Assets	(1,613)	(929)	(684)

Total Operating Income (Loss)	$3,928	$(38,323)	$42,251

High Specification Floaters.
      Revenues. Revenues from high specification floaters decreased $9.0 million during the year ended December 31, 2004, compared to the same period in 2003.

      Utilization fell to 80% during 2004 from 87% in 2003 (excluding the Ocean Rover) and negatively impacted revenue by $24.6 million. Each of the following rigs operated during all or most of 2003 but their utilization in 2004 declined primarily due to:

•	the Ocean Alliance, which was off contract for most of the first half of 2004, including four months of downtime due to a series of sub-sea and electrical problems following approximately one month in a shipyard for a 5-year survey and sub-sea equipment upgrade;

•	the Ocean Star, which was ready-stacked during the first five months of 2004;

•	the Ocean Confidence, which had approximately three more weeks of unpaid downtime in 2004 than in 2003, for sub-sea repairs and an inspection in 2004; and

•	the Ocean America, which spent 101 days in a shipyard undergoing a 5-year survey and upgrade which were completed late in the second quarter of 2004.
      Partially offsetting the overall decline in utilization were improvements in utilization from the Ocean Valiant, which operated all of 2004, compared to 2003, when this rig was in a shipyard for approximately three months for a 5-year survey and scheduled maintenance.
      Lower overall average operating dayrates in 2004, as compared to 2003, resulted in a $6.0 million reduction in revenue. Average operating dayrates fell to $90,300 during 2004 from $95,300 during 2003 (excluding the Ocean Rover). The lower average dayrates in 2004 were primarily the result of soft market conditions in the U.S. GOM in the first half of 2004 as several of these high specification floaters accepted jobs in the mid-water depth market.
      The unfavorable revenue variance for high specification rigs in 2004 compared to 2003 was also partially offset by $22.7 million in additional revenue in 2004 contributed by the Ocean Rover as it continued its drilling program offshore Malaysia. This rig commenced drilling operations in July 2003 after completion of its upgrade to high specification capabilities which began in 2002.
      Contract Drilling Expense. Contract drilling expense for high specification floaters for the year ended December 31, 2004 increased $15.3 million compared to the same period in 2003. Higher contract drilling expenses were primarily due to:

•	operating costs for the Ocean Rover, which worked all of 2004 compared to 2003, when most of this rig’s costs were capitalized in connection with its upgrade;

•	2004 costs for repairs to the Ocean Alliance due to a series of sub-sea and electrical problems and a 5-year survey; and

•	costs associated with damages from Hurricane Ivan to the Ocean America and Ocean Star during the latter half of 2004.
      Partially offsetting the overall higher contract drilling expenses during 2004 were lower expenses for the Ocean Valiant, which incurred higher costs during 2003 for a 5-year survey and maintenance repairs.

Other Semisubmersibles.
      Revenues. Revenues from other semisubmersibles for the year ended December 31, 2004 increased $58.8 million compared to the same period in 2003.
      Improvements in utilization contributed $43.0 million to the higher revenues in 2004. Utilization rose to 75% during 2004 (excluding the Ocean Liberator) compared to 64% in 2003 (excluding the Ocean Century, Ocean Prospector, Ocean Liberator and Ocean Vanguard). Utilization improved for:

•	the Ocean Whittington, Ocean Epoch and Ocean Princess, all of which worked a majority of 2004 but were ready-stacked for most of 2003;

•	the Ocean Ambassador, which worked throughout 2004 but was in a shipyard for approximately four months during 2003 for a 5-year survey and preparing for its contract in Mexico, which commenced in late July 2003;

•	the Ocean Guardian, which worked most of 2004 but was stacked approximately three months during 2003;

•	the Ocean Bounty, which worked all of 2004 compared to 2003 when this rig was in a shipyard for almost two months for a 5-year survey and related repairs; and

•	the Ocean Yorktown, which operated offshore Brazil until July 2003 when it was relocated to the GOM. This rig began operation for PEMEX in the Mexican GOM in the mid-fourth quarter of 2003 and remained under contract throughout 2004.
      These utilization improvements were partially offset by a decline in utilization for the Ocean Concord, which was stacked for six months in 2004 for a 5-year survey and various repairs. The rig then entered a shipyard for life enhancement maintenance, as compared to 2003 when it worked most of the year.
      The average operating dayrate for other semisubmersibles fell from $57,800 during 2003 (excluding the Ocean Vanguard) to $56,500 during 2004, reducing revenues by $7.2 million. The most significant reductions in average operating dayrates were to:

•	the Ocean Yatzy (from $118,600 to $84,900), which renewed its contract to operate offshore Brazil during the latter part of 2003 at a lower dayrate reflective of market conditions at the time; and

•	the Ocean Yorktown (from $64,800 to $46,500), which worked offshore Brazil during the first half of 2003 but operated in the Mexican GOM during 2004.
      Partially offsetting the overall lower average operating dayrates was an improvement in the average operating dayrate for the Ocean Worker (from $55,700 to $67,000). The Ocean Worker operated in the Mexican GOM throughout 2004. In 2003 the rig operated in the U.S. GOM for seven months at a lower average dayrate before moving to the Mexican GOM.
      Revenues for the Ocean Vanguard improved $13.8 million in 2004 compared to 2003 due to a higher average operating dayrate in 2004. This semisubmersible rig had an average operating dayrate of $77,300 during 2004, compared to $10,000 in 2003 which was earned under a bareboat charter.
      Contract Drilling Expense. Contract drilling expense for other semisubmersibles increased $47.9 million during 2004, as compared to 2003, primarily due to:

•	the Ocean Vanguard, which incurred higher operating expenses during 2004 compared to 2003 (when the rig operated under a bareboat charter to its previous owner at reduced operating costs), including costs associated with preparing the rig for work in the North Sea;

•	the Ocean Voyager, which was reactivated from cold stack status during the fourth quarter of 2004;

•	higher operating expenses associated with rigs working in the Mexican GOM throughout 2004, including additional equipment rental expense in connection with the rigs’ contracts with PEMEX, travel costs and costs associated with maintaining a Mexican shorebase, as compared to 2003 when two of these rigs operated in the U.S. GOM, and another rig was stacked in Africa for the first five months of the year;

•	the Ocean Epoch, which incurred normal operating costs as it worked most of 2004 compared to reduced costs while it was ready-stacked during most of 2003;

•	the Ocean Patriot, which incurred higher than normal operating costs during 2004 due to preparation for work in New Zealand and Australia, including mobilization of the rig from South Africa, compared to normal operating costs during the same period in 2003 following its March 2003 purchase; and

•	the Ocean Guardian and Ocean Princess, both of which incurred higher labor costs in 2004 associated with mandated labor benefits legislated in the U.K.

      Partially offsetting the increase in contract drilling expense in 2004 were lower costs compared to 2003 due to:

•	lower 5-year survey, inspection and repair costs for the Ocean Bounty, Ocean Guardian and Ocean Princess in 2004 compared to 2003; and

•	mobilization costs in 2003 associated with the four rigs operating in the Mexican GOM.

Jack-Ups.
      Revenues. Revenues from jack-ups increased $80.6 million during 2004 compared to 2003.
      The average operating dayrate for jack-ups rose to $37,800 in 2004 from $28,100 in 2003 resulting in a $34.3 million improvement in revenues. All of the Company’s jack-ups in the GOM experienced an increase in average dayrate primarily due to a tighter market for this class of equipment in the U.S. GOM.
      Utilization rose to 86% during 2004 from 68% during 2003, resulting in a $35.4 million increase in revenue. Significant increases in utilization were primarily due to:

•	the Ocean Tower and Ocean Titan in the U.S. GOM, and the Ocean Sovereign in Southeast Asia, which were in shipyards undergoing major upgrades during a significant portion of 2003, but were operating during most of 2004. Utilization for these rigs increased to 96% in 2004 compared to 39% in 2003;

•	the Ocean Champion, which was reactivated from cold stack status during 2004; and

•	the Ocean Heritage, Ocean Summit, Ocean Spartan, Ocean Columbia and Ocean Drake, all of which worked a majority of 2004 compared to each being stacked for periods ranging from two to five months in 2003. Utilization for these five rigs increased to 91% in 2004 as compared to 74% in 2003.
      Partially offsetting the improvement in utilization was:

•	the Ocean Nugget, which was stacked for almost two months during 2004 for a spud can inspection and related repair work compared to working most of 2003; and

•	the Ocean Warwick, which was in a shipyard for all of the fourth quarter of 2004 undergoing repairs to damages caused by Hurricane Ivan, compared to working most of 2003.
      In addition, revenues in 2004 included $10.9 million related to the amortization of lump-sum mobilization fees.
      Contract Drilling Expense. Contract drilling expense for jack-ups during 2004 increased $17.2 million from 2003 primarily due to:

•	higher operating and mobilization costs for the Ocean Heritage during 2004, compared to reduced expenses during 2003 while this rig was stacked in a Singapore shipyard for six months;

•	higher operating costs for the Ocean Sovereign, which was working in 2004 compared to 2003 when a majority of expenditures were capitalized as part of its upgrade;

•	reactivation and operating costs for the Ocean Champion, compared to cold stack costs during 2003; and

•	operating costs for the Ocean Titan during 2004, compared to 2003 when most of this rig’s costs were capitalized in connection with its cantilever upgrade.
      Partially offsetting the higher contract drilling expenses in 2004 were higher comparative expenses during 2003 for:

•	the Ocean Summit and Ocean Spartan, each of which was stacked for two and one-half months in 2003; and

•	costs associated with the 5-year survey of the Ocean Drake in 2003.

Reimbursable expenses, net.
      Revenues related to reimbursable items, offset by the related expenditures for these items, were $3.4 million in 2004 compared to $2.8 million in 2003. Reimbursable expenses include items that the Company purchases, and/or services it performs, at the request of its customers. The Company charges its customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements which vary.

Depreciation.
      Depreciation expense for the year ended December 31, 2004 increased $3.2 million to $178.8 million, compared to $175.6 million in 2003, primarily due to additional depreciation expense associated with:

•	the Ocean Rover, which completed its upgrade in July 2003;

•	the Ocean Patriot, acquired in March 2003;

•	upgrades to three jack-up rigs, two of which were completed during the second quarter of 2003 and one which was completed in early 2004; and

•	capital expenditures in the third quarter 2003 related to contracts for four of the Company’s rigs in Mexico.
      Partially offsetting the increases noted above was higher depreciation expense of $5.3 million during the first quarter of 2003 prior to the Company’s adjustment of the estimated service lives and salvage values for most of its drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values. See “— Critical Accounting Estimates.”

General and Administrative Expense.
      General and administrative expense for 2004 of $32.8 million increased $3.9 million, as compared to $28.9 million for 2003. This increase was primarily due to higher payroll costs, costs related to compliance with the Sarbanes-Oxley Act of 2002, higher external audit fees and higher net building expenses due to lower rental income from tenants.

Loss on Sale and Disposition of Assets.
      The $1.6 million loss on the sale and disposition of assets in 2004 primarily related to the write-off of equipment that was lost during Hurricane Ivan.
      The loss on the sale and disposition of assets of $0.9 million during 2003 primarily related to the sale of two of the Company’s semisubmersible drilling rigs, the Ocean Century and Ocean Prospector. These rigs, which had been cold stacked since July 1998 and October 1998, respectively, were permanently retired from service as offshore drilling rigs and written down by $1.6 million to their fair market values in September 2003 and subsequently sold for $375,000 each (pre-tax) in December 2003.

Interest Expense.
      Interest expense of $30.3 million in 2004 was $6.4 million higher than interest expense of $23.9 million in 2003 primarily due to interest on the 5.15% Senior Notes issued August 27, 2004 and lower interest expense in 2003 as a result of interest capitalized relating to the upgrade of the Ocean Rover which was completed in July 2003. See Note 1 “— General Information — Capitalized Interest” and Note 7 “— Long-Term Debt” in Item 8 of this report.

Gain (Loss) on Sale of Marketable Securities.
      A gain on the sale of marketable securities of $0.3 million occurred in 2004 compared to a $6.9 million loss on the sale of marketable securities in 2003. See Note 3 “Marketable Securities” in Item 8 of this report.

Settlement of Litigation
      The Company recognized an $11.4 million gain as a result of the settlement of its lawsuit against an equipment manufacturer. The lawsuit was the result of an incident that had occurred in 2002 on the Ocean Baroness.

Other Income and Expense (Other, net).
      Other income of $1.1 million for the year ended December 31, 2004 included $1.4 million in foreign currency transaction losses Other income of $2.9 million for the year ended December 31, 2003 related primarily to pre-tax gains on foreign exchange forward contracts. See Note 4 “— Derivative Financial Instruments — Forward Exchange Contracts” to the Company’s Consolidated Financial Statements in Item 8 of this report.

Income Tax (Expense) Benefit.
      Net income tax benefit (expense) is a function of the mix between the Company’s domestic and international pre-tax earnings (losses), as well as the mix of international tax jurisdictions in which the Company operates. Income tax expense of $3.7 million was recognized on a pre-tax loss of $3.5 million for the year ended December 31, 2004, compared to a tax benefit of $5.8 million recognized on a pre-tax loss of $54.2 million in 2003.
      In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary. Certain of the Company’s rigs that operate internationally are now owned and operated, directly or indirectly, by Diamond Offshore International Limited. Effective January 1, 2003, the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and to indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during 2004 or 2003.
      The Company recognized tax expense of $3.7 million for 2004 despite a $3.5 million pre-tax loss primarily as a result of $20.5 million of unrepatriated losses in international tax jurisdictions for which no U.S benefits were recognized. Tax expense for 2004 also included $2.5 million associated with a revision to estimates in tax balance sheet accounts, a tax benefit of $5.2 million related to goodwill arising from the merger with Arethusa (Off-Shore) Limited in 1996 and a tax benefit of $4.5 million due to the reversal of a tax liability associated with the Ocean Alliance Lease-Leaseback.
      In 2003 a valuation allowance of $10.2 million, which resulted in a charge against earnings, was established for certain of the Company’s foreign tax credit carryforwards which will begin to expire in 2011. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the “more likely than not” approach of evaluating the associated deferred tax asset the Company determined that a valuation allowance was necessary. In addition, in 2003 the Company reduced its deferred tax liability by $3.7 million related to the deductibility of goodwill associated with a 1996 acquisition.
      On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a provision allowing a deduction of 85% for certain foreign earnings that are repatriated. The AJCA provides the Company the opportunity to elect to apply this provision to qualifying earnings repatriations in 2005. Based on the existing language in the AJCA and current guidance, the Company does not expect to repatriate undistributed earnings. To the extent Congress or the Treasury Department provides additional clarifying language on key elements of the provision, the Company will consider the effects, if any, of such information and will re-evaluate, as necessary, its intentions with respect to the repatriation of certain foreign earnings. Should the Company, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the Company does not expect that the impact of such an election would be material to its results of operations.

Years Ended December 31, 2003 and 2002
      Comparative data relating to the Company’s revenues and operating expenses by equipment type are listed below (eliminations offset (i) dayrate revenues earned when the Company’s rigs are utilized in its integrated services and (ii) intercompany expenses charged to rig operations). Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

	Year Ended
	December 31,
			Favorable/
	2003	2002	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$290,844	$291,848	$(1,004)
Other Semisubmersibles	260,267	317,342	(57,075)
Jack-ups	97,774	99,360	(1,586)
Integrated Services	1,189	14,068	(12,879)
Other	2,257	5,161	(2,904)
Eliminations	(233)	(3,566)	3,333

Total Contract Drilling Revenue	$652,098	$724,213	$(72,115)

Revenues Related to Reimbursable Expenses	$28,843	$28,348	$495
CONTRACT DRILLING EXPENSE
High Specification Floaters	$156,898	$153,218	$(3,680)
Other Semisubmersibles	229,811	213,391	(16,420)
Jack-ups	97,305	92,690	(4,615)
Integrated Services	1,665	14,666	13,001
Other	2,393	(2,127)	(4,520)
Eliminations	(233)	(3,566)	(3,333)

Total Contract Drilling Expense	$487,839	$468,272	$(19,567)

Reimbursable Expenses	$26,050	$25,885	$(165)
OPERATING (LOSS) INCOME
High Specification Floaters	$133,946	$138,630	$(4,684)
Other Semisubmersibles	30,456	103,951	(73,495)
Jack-ups	469	6,670	(6,201)
Integrated Services	(476)	(598)	122
Other	(136)	7,288	(7,424)
Reimbursables, net	2,793	2,463	330
Depreciation	(175,578)	(177,495)	1,917
General and Administrative Expense	(28,868)	(29,009)	141
(Loss) Gain on Sale and Disposition of Assets	(929)	84	(1,013)

Total Operating (Loss) Income	$(38,323)	$51,984	$(90,307)

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

Ocean Rover) during 2003. Significant reductions in average operating dayrates were experienced by certain rigs located in:

Southeast Asia:

•	the Ocean Baroness ($149,800 to $104,100);

U.S. Gulf of Mexico:

•	the Ocean Valiant ($81,400 to $52,600); and

•	the Ocean Victory ($96,800 to $66,600).
      An overall improvement in utilization for high specification floaters during 2003 contributed $18.7 million to revenues and partially offset the negative effect of lower average operating dayrates. Utilization improved to 87% for the year ended December 31, 2003 from 83% for the same period in 2002 (excluding the Ocean Rover). Utilization improved for:

•	the Ocean America, which worked most of 2003 but was stacked for almost half of 2002;

•	the Ocean Baroness, which worked most of 2003 but spent most of the first quarter of 2002 in a shipyard completing its upgrade to high specification capabilities; and

•	the Ocean Star, which worked all of 2003 but was stacked four months during the same period in 2002.
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
      Contract Drilling Expense. Contract drilling expense for high specification floaters for the year ended December 31, 2003 increased $3.7 million compared to the same period in 2002. Higher contract drilling expenses were primarily due to:

•	operating costs for the Ocean Baroness, which worked most of the current year compared to 2002 when the rig began operations late in the first quarter upon completion of its upgrade;

•	operating costs associated with the Ocean Rover, which began operating in July 2003 compared to 2002, when most of this rig’s costs were capitalized in connection with its upgrade; and

•	mobilization, 5-year survey and repair costs incurred by the Ocean Valiant during 2003.
      These higher contract drilling expenses were partially offset by lower expenses in 2003 compared to 2002 primarily due to:

•	higher costs incurred during 2002 for the recovery of the Ocean Baroness’s marine riser, net of costs charged to an associated insurance claim; and

•	5-year survey and repair costs for the Ocean Victory and the Ocean Star incurred during 2002.

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

the North Sea:

•	the Ocean Guardian ($90,300 to $53,700);

•	the Ocean Princess ($72,700 to $40,900);

•	the Ocean Nomad ($64,800 to $42,700); and

Southeast Asia:

•	the Ocean General ($75,100 to $54,200).
      Lower utilization of 57% (excluding the Ocean Patriot and the Ocean Vanguard) during 2003 compared to 61% during 2002 resulted in a $27.3 million revenue decrease. Utilization declined primarily due to:

•	the Ocean Epoch, which was stacked the majority of 2003 but worked most of 2002;

•	the Ocean Guardian and the Ocean Yorktown, each of which was stacked approximately three months during 2003 compared to 2002 when both rigs worked most of the year; and

•	the Ocean Liberator, which was cold stacked all of 2003 but worked approximately three months during 2002.
      Partially offsetting the decline in revenue in 2003 compared to 2002 were improvements in revenue from:

•	the Ocean Worker, which worked most of 2003 but spent approximately three months in 2002 in a shipyard for its 5-year survey and repairs; and

•	$12.7 million contributed by the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively.
      Contract Drilling Expense. Contract drilling expense for other semisubmersibles during the year ended December 31, 2003 was higher by $16.4 million compared to the same period in 2002 primarily due to additional costs during 2003 associated with:

•	the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively;

•	the mobilization of the Ocean Worker, Ocean Ambassador, Ocean Yorktown and Ocean Whittington to Mexico in 2003;

•	the inspection of the Ocean Guardian; and

•	the 5-year surveys of the Ocean Ambassador, Ocean Nomad and Ocean Bounty during 2003.
      Partially offsetting the higher contract drilling expenses during 2003 were lower expenses from the Ocean Liberator, Ocean New Era, Ocean Voyager and Ocean Endeavor, which were cold stacked all of 2003 but were ready stacked during most or part of 2002.

Jack-Ups.
      Revenues. Revenues from jack-ups decreased $1.6 million during the year ended December 31, 2003, compared to the same period in 2002.
      Utilization fell to 68% during 2003 from 71% during 2002, resulting in a $6.3 million reduction in revenue. The decline in utilization was primarily from:

•	the Ocean Sovereign, which spent most of 2003 in a shipyard completing its leg extension upgrade but operated offshore Indonesia all of 2002; and

•	the Ocean Titan, which was in a Gulf of Mexico shipyard from May 2003 through December 2003 for a cantilever conversion but worked almost all of the same period in 2002.
      The lower overall revenue in 2003 was partially offset by a $13.6 million increase in revenue due to utilization improvements from:

•	the Ocean Spartan, Ocean Spur and Ocean Heritage, which operated during most of 2003 but were undergoing leg extension upgrades during 2002; and

•	the Ocean Crusader, which worked almost all of 2003 but was stacked approximately three months in 2002.
      Also offsetting the unfavorable revenue variance for jack-up rigs was an overall improvement in the average operating dayrate, from $27,300 during 2002 to $28,100 during 2003, which increased revenue by $4.7 million in 2003.
      Contract Drilling Expense. Contract drilling expense for jack-ups during 2003 increased $4.6 million from 2002 primarily due to:

•	operating costs incurred in 2003 for the Ocean Spartan, Ocean Spur, Ocean Tower and Ocean Heritage compared to 2002 costs that were capitalized in connection with their leg extension upgrades; and

•	costs associated with the 5-year surveys of the Ocean Drake and Ocean Warwick in 2003.
      Partially offsetting the higher contract drilling expenses were:

•	reduced costs for the Ocean Champion, which was cold stacked all of 2003 but only part of 2002; and

•	reduced costs for the Ocean Titan due to the capitalization of most costs during its cantilever upgrade, which began in the second quarter of 2003 and continued through its completion in January 2004.

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

Other.
      Other operating expense of $136,000 for the year ended December 31, 2003 decreased $7.4 million compared to operating income of $7.3 million for the year ended December 31, 2002. For the year ended December 31, 2003 other operating expense of $2.4 million was primarily due to the write off of a contract dispute with a customer and a reserve for pending litigation. These operating expenses in 2003 were partially offset by operating income of $2.3 million primarily from the reimbursement of foreign taxes paid by the Company’s customers on its behalf, settlements with the Company’s customers related to prior years’ disputes and the reversal of a reserve related to a prior year customer contract audit.
      Other operating income of $7.3 million for the year ended December 31, 2002 resulted primarily from a $5.9 million reimbursement of prior year foreign income tax to be received by the Company from its customers and related to a tax settlement made between the Company and the Norwegian tax authorities in December 2002. The corresponding income tax expense is reflected in “Income tax benefit (expense)” in the Company’s Consolidated Statement of Operations.
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

Depreciation.
      Depreciation expense for the year ended December 31, 2003 decreased $1.9 million to $175.6 million compared to $177.5 million in 2002. A $22.9 million pre-tax reduction in depreciation expense resulted from increasing the estimated service lives and salvage values of most of the Company’s drilling rigs, effective April 1, 2003, to better reflect their remaining economic lives and salvage values. This decrease was partially offset by additional depreciation from the Ocean Vanguard and the Ocean Patriot, which the Company acquired in December 2002 and March 2003, respectively. Depreciation also increased due to additional depreciation for five of the Company’s recently upgraded jack-up rigs, additional depreciation for the Ocean Rover, which completed its upgrade in July 2003 and additional depreciation for the Ocean Baroness, which completed its upgrade in March 2002.

(Loss) Gain on Sale and Disposition of Assets.
      A loss on the sale and disposition of assets of $0.9 million occurred during 2003 primarily due to the sale of two of the Company’s semisubmersible drilling rigs, the Ocean Century and Ocean Prospector. These rigs, which had been cold stacked since July 1998 and October 1998, respectively, were permanently retired from service as offshore drilling rigs and written down by $1.6 million to their fair market values in September 2003 and subsequently sold for $375,000 each (pre-tax) in December 2003. A gain on the sale of assets of approximately $84,000 occurred in 2002.

Interest Income.
      Interest income of $12.0 million earned in 2003 declined $17.8 million, from $29.8 million earned in 2002. These earnings were lower primarily due to lower interest rates earned on cash and marketable securities compared to 2002 and less cash investment during 2003.

(Loss) Gain on Sale of Marketable Securities.
      A loss on the sale of marketable securities of $6.9 million occurred in 2003 compared to a $36.5 million gain on the sale of marketable securities in 2002. See Note 3 “Marketable Securities” in Item 8 of this report.

Other Income and Expense (Other, net).
      Other income of $2.9 million for the year ended December 31, 2003 increased $1.4 million from other income of $1.5 million for the same period in 2002. Other income for both years ended December 31, 2003 and 2002 was primarily from a pre-tax gain on foreign exchange forward contracts of $2.5 million and $1.1 million, respectively. See Note 4 “— Derivative Financial Instruments — Forward Exchange Contracts” in Item 8 of this report.

Income Tax Benefit (Expense).
      An income tax benefit of $5.8 million was recognized on a pre-tax loss of $54.2 million for the year ended December 31, 2003, compared to tax expense of $33.7 million recognized on pre-tax income of $96.2 million in 2002.
      In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary of the Company. Certain of the Company’s rigs that operate internationally are now owned and operated, directly or indirectly, by Diamond Offshore International Limited. Effective January 1, 2003, the Company began to postpone remittance of the earnings from this subsidiary to the U.S.

and to indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during 2003.
      In 2003 a valuation allowance of $10.2 million, which resulted in a charge against earnings, was established for certain of the Company’s foreign tax credit carryforwards which will begin to expire in 2011. Although the Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the “more likely than not” approach of evaluating the associated deferred tax asset the Company determined that a valuation allowance was necessary. In addition, in 2003 the Company reduced its deferred tax liability by $3.7 million related to the deductibility of goodwill associated with a 1996 acquisition.
      In the first quarter of 2002, a portion of the earnings from the Company’s U.K. subsidiaries was considered to be indefinitely reinvested and no U.S. taxes were provided on those earnings. The effect of the indefinite reinvestment of the U.K. earnings in 2002 was to lower the annual effective tax rate but this decline was more than offset by prior year foreign tax expense recorded in 2002, primarily $5.9 million for a Norwegian income tax settlement. See “— Other.” These U.K. subsidiaries are now owned, directly or indirectly, by Diamond Offshore International Limited. Consequently, earnings and losses from the U.K. subsidiaries for 2003 are part of the earnings and losses of the Cayman Island subsidiary on which no U.S. taxes are provided.
Sources of Liquidity and Capital Resources
      The Company’s principal sources of liquidity and capital resources are its cash flows from operations, proceeds from the issuance of debt securities and other borrowings and its cash reserves. At December 31, 2004, the Company had $266.0 million in “Cash and cash equivalents” and $661.8 million in “Investments and marketable securities,” representing the Company’s investment of cash available for current operations.
      Cash Flows from Operations. The Company operates in an industry that has been, and is expected to continue to be, extremely competitive and highly cyclical. The dayrates received by the Company’s drilling rigs and rig utilization rates are a function of rig supply and demand in the marketplace which is generally correlated with the price of oil and natural gas. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within the Company’s control and are difficult to predict. For a description of other factors that could affect the Company’s cash flows from operations, see “— Overview — Results of Operations and Industry Conditions” and “— Forward-Looking Statements.”
      Shelf Registration. The Company has the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a shelf registration statement. In addition, the Company may issue, from time to time, up to eight million shares of common stock, shares which are registered under an acquisition shelf registration statement (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July 1997), in connection with one or more acquisitions by the Company of securities or assets of other businesses.
Liquidity and Capital Requirements
      The Company’s liquidity and capital requirements are primarily a function of the Company’s working capital needs, capital expenditures and debt service requirements. Cash required to meet the Company’s capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating the Company’s ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is management’s opinion that operating cash flows and the Company’s cash reserves will be sufficient to meet these capital commitments; however, the Company will continue to make periodic assessments based on industry conditions. In addition, the Company may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. The Company’s ability to effect any such issuance will be dependent on the Company’s results of operations, its current financial condition, current market conditions and other factors beyond its control.
      The Company believes it has the financial resources needed to meet its business requirements in the foreseeable future, including capital expenditures for rig upgrades and continuing rig enhancements, and working capital requirements.
      Contractual Cash Obligations. The following table sets forth the Company’s contractual cash obligations at December 31, 2004.

	Payments due by Period

		Less than	1 — 3	4 — 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Long-term debt — principal	$1,193,516	$484,102	$—	$460,000	$249,414
Long-term debt — interest	312,580	20,832	39,550	39,550	212,648
Operating leases	2,103	1,316	729	58	—
Benefits under pension plan	8,593	629	2,201	1,590	4,173

Total obligations	$1,516,792	$506,879	$42,480	$501,198	$466,235

      Purchase obligations at December 31, 2004 related to direct rig operations are excluded from the above table as there are no purchase obligations for major rig upgrades or any other significant obligations other than those necessary for the normal course of business that existed at December 31, 2004.
      Payments of the Company’s long-term debt, including interest, could be accelerated due to certain rights that holders of the Company’s debentures have to put the securities to the Company. See the discussion below.

5.15% Senior Notes.
      On August 27, 2004, the Company issued $250.0 million aggregate principal amount of 5.15% Senior Notes Due September 1, 2014 (the “5.15% Senior Notes”). The 5.15% Senior Notes were issued at an offering price of 99.759% of the principal amount and resulted in net proceeds to the Company of $247.8 million.
      The 5.15% Senior Notes bear interest at 5.15% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning March 1, 2005, and mature on September 1, 2014. The 5.15% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc. The Company has the right to redeem all or a portion of the 5.15% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.

1.5% Debentures.
      On April 11, 2001, the Company issued $460.0 million principal amount of 1.5% Convertible Senior Debentures Due 2031 (the “1.5% Debentures”) which are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company’s common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.
      Interest of 1.5% per year on the outstanding principal amount of the 1.5% Debentures is payable semiannually in arrears on April 15 and October 15 of each year. In addition, under certain circumstances the Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 14, 2008. See “1.5% Debentures” in Note 7 to the Company’s Consolidated Financial

Statements in Item 8 of this report. The 1.5% Debentures are unsecured obligations of Diamond Offshore Drilling, Inc.
      Holders may require the Company to purchase all or a portion of their 1.5% Debentures on April 15, 2008, at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest. The Company may choose to pay the purchase price in cash or shares of the Company’s common stock or a combination of cash and common stock. In addition, holders may require the Company to purchase, for cash, all or a portion of their 1.5% Debentures upon a change in control (as defined) for a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.
      The Company may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest.

Zero Coupon Debentures.
      The Company’s Zero Coupon Convertible Debentures Due 2020 (the “Zero Coupon Debentures”) issued on June 6, 2000 at a price of $499.60 per $1,000 debenture are due June 6, 2020, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company’s common stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustments in certain events. In addition, holders may require the Company to purchase, for cash, all or a portion of their Zero Coupon Debentures upon a change in control (as defined) for a purchase price equal to the accreted value through the date of repurchase. The Zero Coupon Debentures are senior unsecured obligations of Diamond Offshore Drilling, Inc.
      The Company has the right to redeem the Zero Coupon Debentures, in whole or in part, on or after June 6, 2005, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Zero Coupon Debentures on June 6, 2005, June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company’s common stock or a combination of cash and shares of common stock. As of December 31, 2004, the aggregate accreted value of the Zero Coupon Debentures was $471.3 million. Because the holders of the debentures have the right to require the Company to repurchase the debentures within one year, the aggregate accreted value of $471.3 million is classified as a current liability in the Company’s Consolidated Balance Sheet at December 31, 2004. The net proceeds from the 5.15% Senior Notes issued in August 2004 are available to partially fund a refinancing of these debentures.
      On June 6, 2005, the aggregate accreted value of the Zero Coupon Debentures outstanding as of the date of this report will be approximately $478 million. The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date.

Letters of Credit.
      The Company is contingently liable as of December 31, 2004 in the amount of $76.1 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $4.6 million currently have the option to require cash collateral due to the lowering of the Company’s credit rating on April 27, 2004. As of December 31, 2004 the Company had not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On the Company’s behalf, banks have issued letters of credit securing certain of these bonds.

Credit Ratings.
      The Company’s current credit rating is Baa2 for Moody’s Investors Services (“Moody’s”) and A- for Standard & Poor’s (“S&P”). In 2003 Moody’s lowered its ratings of the Company’s long-term debt to Baa1 from A3 and on April 27, 2004 lowered its rating from Baa1 to Baa2 and changed the rating outlook from negative to stable. On July 27, 2004, S&P lowered the Company’s debt rating from A to A- and rated its outlook as stable. Although the Company’s long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Capital Expenditures.
      In January 2005, the Company announced the initiation of a major upgrade of its Victory-class semisubmersible, the Ocean Endeavor, for ultra-deepwater service. The modernized rig will be designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250 million of which approximately $110 million is expected to be expended in 2005. The rig will be mobilized to a shipyard in Singapore where work is scheduled to commence in the second quarter of 2005. Delivery of the upgraded rig is expected in approximately two years.
      The Company has budgeted an additional $115 million of capital expenditures in 2005 associated with its ongoing rig equipment replacement and enhancement programs, and other corporate requirements. The Company expects to finance its 2005 capital expenditures through the use of existing cash balances or internally generated funds.
      During the year ended December 31, 2004, the Company spent approximately $13 million to upgrade one of its high specification semisubmersible units, the Ocean America, with capabilities making it more suitable for developmental drilling. In addition, the Company spent $76.2 million on its continuing rig capital maintenance program (other than rig upgrades) and to meet other corporate capital expenditure requirements in 2004.
      The Company has completed its two-year program to expand the capabilities of its jack-up fleet by significantly upgrading six of its 14 jack-up rigs at an aggregate cost of approximately $94 million. Three of these upgrades were completed in 2002, two in 2003 and one in early 2004.

Off-Balance Sheet Arrangements.
      At December 31, 2004 and 2003, the Company had no off-balance sheet debt.
Historical Cash Flows
      The following is a discussion of the Company’s historical cash flows from operating, investing and financing activities for the year ended December 31, 2004 compared to the same period in 2003.

Net Cash Provided by Operating Activities.

	Year Ended December 31,

	2004	2003	Change

	(In thousands)
Net income (loss)	$(7,243)	$(48,414)	$41,171
Net changes in operating assets and liabilities	22,385	(9,393)	31,778
(Gain) loss on sale of marketable securities	(254)	6,884	(7,138)
Depreciation and other non-cash items, net	193,394	213,374	(19,980)

	$208,282	$162,451	$45,831

      Cash flows from operations in 2004 increased $45.8 million or 28% over cash generated by operating activities in 2003. The increase in cash flow from operations in 2004 is the result of higher utilization and average dayrates earned by the Company’s offshore drilling units as a result of an increase in overall demand for offshore contract drilling services, particularly in the second half of the year. These favorable trends were negatively impacted by reactivation costs for previously cold-stacked rigs and repair costs of damages caused by Hurricane Ivan in the third quarter of 2004.

Net Cash Used in Investing Activities.

	Year Ended December 31,

	2004	2003	Change

	(In thousands)
Purchase of marketable securities	$(4,606,400)	$(2,972,051)	$(1,634,349)
Proceeds from sale of marketable securities	4,466,377	3,087,164	1,379,213
Capital expenditures (excluding rig acquisition)	(89,229)	(208,526)	119,297
Rig acquisition	—	(63,500)	63,500
Purchases of Australian dollar time deposits	(45,456)	—	(45,456)
Proceeds from maturities of Australian dollar time deposits	34,120	—	34,120
Proceeds from sale of assets	6,900	2,270	4,630
Proceeds from settlement of forward contracts	—	2,492	(2,492)

	$(233,688)	$(152,151)	$(81,537)

      The Company used $233.7 million for investing activities in 2004 compared to $152.2 million in 2003. In 2004 the Company used $229.3 million for net purchases of marketable securities and capital expenditures compared to a use of $156.9 million in 2003. The increase in cash usage in 2004 compared to 2003 was primarily due to higher cash outflows related to the net sale and maturity of certain of the Company’s investments in marketable securities, which more than offset the cash flow effect of reduced capital spending in 2004.
      In early 2004 the Company completed its two-year program to expand the capabilities of its jack-up fleet (see “— Liquidity and Capital Requirements — Capital Expenditures”) and focused primarily on its ongoing capital maintenance program. During 2003 the Company spent $65.0 million (including $1.5 million of inventory) for the purchase of the semisubmersible rig, the Ocean Patriot, and $208.5 million for capital projects including the Ocean Rover upgrade which was completed in July 2003, and the upgrade of three jack-up rigs under the two-year upgrade program.
      In the second quarter of 2004, based on the expectation that higher interest rates could be achieved by investing in Australian dollar-based securities, the Company invested $42.1 million (equivalent to 60.0 million Australian dollars) in Australian dollar time deposits with expirations ranging from May 5, 2004 to March 9, 2005, of which $31.2 million (equivalent to 45.0 million Australian dollars) matured during 2004. In 2003, the Company settled its remaining forward exchange contracts, which it entered into in 2002, and received $2.5 million in cash. The Company did not enter into any similar forward exchange contracts in 2004.
      The Company may utilize forward exchange contracts from time to time to hedge its exposure to changes in exchange rates between U.S. dollars and the local currencies. In February 2005, the Company entered into a forward exchange contract requiring it to purchase the equivalent of approximately $3.0 million in Mexican pesos monthly beginning in March 2005 through May 2005.

Net Cash Used in Financing Activities.

	Year Ended December 31,

	2004	2003	Change

	(In thousands)
Issuance of 5.15% Senior Notes	$249,397	$—	$249,397
Debt issuance costs — 5.15% Senior Notes	(1,751)	—	(1,751)
Payment of dividends	(32,281)	(57,022)	24,741
Acquisition of treasury stock	(18,077)	(18,211)	134
Ocean Alliance lease-leaseback agreement	(11,969)	(11,155)	(814)
Proceeds from stock options exercised	168	—	168

	$185,487	$(86,388)	$271,875

      On August 27, 2004, the Company issued $250 million aggregate principal amount of its 5.15% Senior Notes at an offering price of 99.759% of the principal amount, which resulted in net proceeds to the Company of $247.8 million. See “— Liquidity and Capital Requirements — 5.15% Senior Notes.”
      Cash dividends paid to stockholders were $32.3 million in 2004 compared to $57.0 million in 2003. In the second half of 2003, the Company decided to reduce its quarterly cash dividend from $0.125 per share of common stock to $.0625 per share of common stock. Quarterly dividends have continued to be paid at the reduced rate. On January 25, 2005, the Company declared a dividend of $0.0625 per share of the Company’s common stock payable March 1, 2005 to stockholders of record on February 1, 2005.
      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock or issue put options in the open market or otherwise. During the years ended December 31, 2004 and 2003, the Company purchased 782,200 shares of its common stock at an aggregate cost of $18.1 million (or $23.11 average cost per share) and 1,014,000 shares of its common stock at an aggregate cost of $18.2 million (or $17.96 average cost per share), respectively.
      Cash used in financing activities in 2004 and 2003 also included payments of $12.0 million and $11.2 million, respectively, in accordance with the Company’s December 2000 lease-leaseback agreement for the Ocean Alliance with a European bank. As of December 31, 2004, one installment of $13.7 million remains and is payable in December 2005. This financing agreement has an effective interest rate of 7.13% and is an unsecured obligation of the Company.
Other
      Currency Risk. Certain of the Company’s subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which the Company has material business operations include Mexico, Brazil, the U.K., Australia, Indonesia and Malaysia. When possible, the Company attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to the Company’s estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. At present, however, only a limited number of the Company’s contracts are payable both in U.S. dollars and the local currency.
      Currency translation adjustments are generally accumulated in a separate section of stockholders’ equity. If the Company ceases its operations in a currency environment, the accumulated adjustments would be recognized currently in results of operations. The effect on results of operations from these translation gains and losses has not been material and are not expected to have a significant effect in the future.
Recent Accounting Pronouncements
      In December 2004 the Financial Accounting Standards Board (“FASB”) revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123®”). This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123® is effective as of the first interim or annual reporting period beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company’s adoption of SFAS 123® is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
      In December 2004 the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
Forward-Looking Statements
      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements by the Company in this report that contain forward-looking statements include, but are not limited to, information concerning possible or assumed future results of operations of the Company and statements about the following subjects:

•	future market conditions and the effect of such conditions on the Company’s future results of operations (see “— Overview-Results of Operations and Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Liquidity and Capital Requirements” and “— Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements-Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “— Overview — Results of Operations and Industry Conditions,” “Business — Operations Outside the United States” and “— Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, the Company’s operations in Mexico (see “— Overview — Results of Operations and Industry Conditions” and “Business — Operations Outside the United States”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future dividends (see “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy”);

•	financing plans;

•	tax planning (See “— Overview — General — Critical Accounting Estimates — Income Taxes,” “— Years Ended December 31, 2004 and 2003 — Income Tax (Expense) Benefit” and “— Years Ended December 31, 2003 and 2002 — Income Tax Benefit (Expense)”);

•	budgets for capital and other expenditures (see “— Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “— Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig conversion and upgrade projects (see “— Overview — Results of Operations and Industry Conditions” and “— Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview — Results of Operations and Industry Conditions” and “Business — Operations Outside the United States”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.
      Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of the various governments regarding exploration and development of oil and gas reserves;

•	advances in exploration and development technology;

•	the political environment of oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to the Company’s various drilling contracts in effect from time to time;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of the Company’s sources of liquidity;

•	risks inherent in turnkey operations, including the risk of failure to complete a well and cost overruns;

•	the availability of qualified personnel to operate and service the Company’s drilling rigs; and

•	various other matters, many of which are beyond the Company’s control.
      The risks included here are not exhaustive. Other sections of this report and the Company’s other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company’s business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The information included in this Item 7A is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” in Item 7 of this report.
      The Company’s measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, 2004 and December 31, 2003, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company’s investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
      Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk
      The Company has exposure to interest rate risk arising from changes in the level or volatility of interest rates. The Company’s investments in marketable securities are primarily in fixed maturity securities. The Company monitors its sensitivity to interest rate risk by evaluating the change in the value of its financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company’s investments and the resulting effect on stockholders’ equity. The analysis presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.
      The sensitivity analysis estimates the change in the market value of the Company’s interest sensitive assets and liabilities that were held on December 31, 2004 and December 31, 2003, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
      The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s earnings or stockholders’ equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.
      The Company’s long-term debt, as of December 31, 2004 and December 31, 2003 is denominated in U.S. dollars. The Company’s debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $177.8 million and $150.5 million as of December 31, 2004 and 2003, respectively. A 100-basis point decrease would result in an increase in market value of $217.3 million and $186.8 million as of December 31, 2004 and 2003, respectively.

Foreign Exchange Risk
      Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. During 2004 the Company invested in fixed-rate Australian dollar time deposits and at December 31, 2004 15.0 million Australian dollars (equivalent to $11.6 million) of time deposits were included in “Investments and marketable securities” in the Consolidated Balance Sheet. The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2004.
      The following table presents the Company’s market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk

	December 31,				December 31,

Category of Risk Exposure:	2004		2003		2004		2003

	(In thousands)
Interest rate:
Marketable securities	$650,247	(a)	$503,995	(a)	$2,100	(c)	$700	(c)
Long-term debt	(1,213,820	)(b)	(909,100	)(b)	—		—
Foreign Exchange:
Australian dollar time deposits	11,602	(d)	—		2,300	(d)	—
      (a) The fair market value of the Company’s investment in marketable securities is based on the quoted closing market prices on December 31, 2004 and December 31, 2003.
      (b) The fair values of the Company’s 5.15% Senior Notes, which were issued in August 2004, 1.5% Debentures due 2031 and Zero Coupon Debentures due 2020 are based on the quoted closing market prices on December 31, 2004 and December 31, 2003. The fair value of the Company’s Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 4.27% for December 31, 2004 and 2.08% for December 31, 2003.
      (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at December 31, 2004 and December 31, 2003.
      (d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of a decrease in foreign exchange rates of 20% at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Offshore Drilling, Inc. and Subsidiaries
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting (such management assessment is included in Item 9A of this Form 10-K) and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Houston, Texas
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Offshore Drilling, Inc. and Subsidiaries
Houston, Texas
      We have audited management’s assessment, included in Item 9A of this Form 10-K under the heading “Management’s Annual Report on Internal Control Over Financial Reporting,” that Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 2, 2005 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Houston, Texas
March 2, 2005

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$266,007	$106,345
Investments and marketable securities	661,849	503,995
Accounts receivable	187,558	154,124
Rig inventory and supplies	47,590	48,035
Prepaid expenses and other	32,677	22,764

Total current assets	1,195,681	835,263
Drilling and other property and equipment, net of accumulated depreciation	2,154,593	2,257,876
Goodwill	—	11,099
Other assets	29,112	30,781

Total assets	$3,379,386	$3,135,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$484,102	$11,969
Accounts payable	27,530	15,653
Accrued liabilities	87,614	65,617
Taxes payable	14,661	6,761

Total current liabilities	613,907	100,000
Long-term debt	709,413	928,030
Deferred tax liability	369,722	384,505
Other liabilities	60,516	42,004

Total liabilities	1,753,558	1,454,539

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 133,483,820 shares issued and 128,567,020 shares outstanding at December 31, 2004; 133,457,055 shares issued and 129,322,455 shares outstanding at December 31, 2003)	1,335	1,335
Additional paid-in capital	1,264,512	1,263,692
Retained earnings	476,382	515,906
Accumulated other comprehensive losses	(1,988)	(4,117)
Treasury stock, at cost (4,916,800 and 4,134,600 shares at December 31, 2004 and 2003, respectively)	(114,413)	(96,336)

Total stockholders’ equity	1,625,828	1,680,480

Total liabilities and stockholders’ equity	$3,379,386	$3,135,019

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Contract drilling	$782,405	$652,098	$724,213
Revenues related to reimbursable expenses	32,257	28,843	28,348

Total revenues	814,662	680,941	752,561

Operating expenses:
Contract drilling	568,628	487,839	468,272
Reimbursable expenses	28,899	26,050	25,885
Depreciation and amortization	178,835	175,578	177,495
General and administrative	32,759	28,868	29,009
Impairment of rigs	—	1,598	—
Loss (gain) on disposition of assets	1,613	(669)	(84)

Total operating expenses	810,734	719,264	700,577

Operating income (loss)	3,928	(38,323)	51,984
Other income (expense):
Interest income	12,205	12,007	29,767
Interest expense	(30,257)	(23,928)	(23,583)
Gain (loss) gain on sale of marketable securities	254	(6,884)	36,504
Settlement of litigation	11,391	—	—
Other, net	(1,054)	2,891	1,502

Income (loss) before income tax expense	(3,533)	(54,237)	96,174
Income tax (expense) benefit	(3,710)	5,823	(33,654)

Net (loss) income	$(7,243)	$(48,414)	$62,520

(Loss) earnings per share:
Basic	$(0.06)	$(0.37)	$0.48

Diluted	$(0.06)	$(0.37)	$0.47

Weighted-average shares outstanding:
Shares of common stock	129,021	130,253	131,285
Dilutive potential shares of common stock	—	—	9,428

Total weighted-average shares outstanding assuming dilution	129,021	130,253	140,713

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
			Paid-In	Retained	Comprehensive			Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity

(In thousands, except number of shares)

January 1, 2002	133,457,055	$1,335	$1,267,952	$624,507	$(2,880)	1,403,900	$(37,768)	$1,853,146
Net income	—	—	—	62,520	—	—	—	62,520
Treasury stock purchase	—	—	—	—	—	1,716,700	(43,424)	(43,424)
Dividends to stockholders ($0.50 per share)	—	—	—	(65,685)	—	—	—	(65,685)
Put option premiums	—	—	(4,260)	—	—	—	3,067	(1,193)
Exchange rate changes, net	—	—	—	—	(678)	—	—	(678)
Gain on investments, net	—	—	—	—	68	—	—	68
Minimum pension adjustment	—	—	—	—	2,760	—	—	2,760

December 31, 2002	133,457,055	1,335	1,263,692	621,342	(730)	3,120,600	(78,125)	1,807,514

Net loss	—	—	—	(48,414)	—	—	—	(48,414)
Treasury stock purchase	—	—	—	—	—	1,014,000	(18,211)	(18,211)
Dividends to stockholders ($0.438 per share)	—	—	—	(57,022)	—	—	—	(57,022)
Exchange rate changes, net	—	—	—	—	(288)	—	—	(288)
Loss on investments, net	—	—	—	—	(3,099)	—	—	(3,099)

December 31, 2003	133,457,055	1,335	1,263,692	515,906	(4,117)	4,134,600	(96,336)	1,680,480

Net loss	—	—	—	(7,243)	—	—	—	(7,243)
Treasury stock purchase	—	—	—	—	—	782,200	(18,077)	(18,077)
Dividends to stockholders ($0.25 per share)	—	—	—	(32,281)	—	—	—	(32,281)
Stock options exercised	26,765	—	820	—	—	—	—	820
Exchange rate changes, net	—	—	—	—	1,649	—	—	1,649
Gain on investments, net	—	—	—	—	480	—	—	480

December 31, 2004	133,483,820	$1,335	$1,264,512	$476,382	$(1,988)	4,916,800	$(114,413)	$1,625,828

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net (loss) income	$(7,243)	$(48,414)	$62,520
Other comprehensive (losses) gains, net of tax:
Foreign currency translation gain (loss)	1,649	(288)	(678)
Unrealized holding gain (loss) on investments	532	(311)	2,708
Reclassification adjustment for loss included in net income	(52)	(2,788)	(2,640)
Minimum pension liability adjustment	—	—	2,760

Total other comprehensive (loss) gain	2,129	(3,387)	2,150

Comprehensive (loss) income	$(5,114)	$(51,801)	$64,670

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net (loss) income	$(7,243)	$(48,414)	$62,520
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	178,835	175,578	177,495
Impairment of rigs	—	1,598	—
Loss (gain) on disposition of assets	1,613	(669)	(84)
(Gain) loss on sale of marketable securities, net	(254)	6,884	(36,504)
Loss from early debt extinguishment	—	—	—
Deferred tax provision	726	23,213	16,598
Accretion of discounts on marketable securities	(4,979)	(3,051)	(4,603)
Amortization of debt issuance costs	1,126	1,181	1,302
Accretion of discount on zero coupon convertible debentures	16,073	15,524	14,994
Changes in operating assets and liabilities:
Accounts receivable	(32,828)	(7,167)	46,696
Rig inventory and supplies and other current assets	(8,366)	5,111	13,896
Other assets, non-current	2,309	3,706	1,176
Accounts payable and accrued liabilities	33,801	(19,107)	9,086
Taxes payable	7,900	2,348	(8,381)
Other liabilities, non-current	17,326	8,939	(3,324)
Other items, net	2,243	(3,223)	(2,231)

Net cash provided by operating activities	208,282	162,451	288,636

Investing activities:
Capital expenditures (excluding rig acquisitions)	(89,229)	(208,526)	(273,805)
Rig acquisitions	—	(63,500)	(67,000)
Proceeds from sale of assets	6,900	2,270	1,640
Proceeds from sale and maturities of marketable securities	4,466,377	3,087,164	5,260,922
Purchase of marketable securities	(4,606,400)	(2,972,051)	(5,098,320)
Securities (repurchased) sold under repurchase agreements	—	—	(199,062)
Purchases of Australian dollar time deposits	(45,456)	—	—
Proceeds from maturities of Australian dollar time deposits ...	34,120	—	—
Proceeds from settlement of forward contracts	—	2,492	1,116

Net cash used in investing activities	(233,688)	(152,151)	(374,509)

Financing activities:
Acquisition of treasury stock	(18,077)	(18,211)	(43,424)
Settlement of put options	—	—	(1,193)
Payment of dividends	(32,281)	(57,022)	(65,685)
Payments under lease-leaseback agreement	(11,969)	(11,155)	(10,426)
Issuance of 5.15% Senior Notes	249,397	—	—
Debt issuance costs — 5.15% Senior Notes	(1,751)	—	—
Proceeds from stock options	168	—	—

Net cash provided by (used in) financing activities	185,487	(86,388)	(120,728)

Effect of exchange rate changes on cash	(419)	(20)	(326)

Net change in cash and cash equivalents	159,662	(76,108)	(206,927)
Cash and cash equivalents, beginning of year	106,345	182,453	389,380

Cash and cash equivalents, end of year	$266,007	$106,345	$182,453

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Business
      Diamond Offshore Drilling, Inc. (the “Company”) was incorporated in Delaware on April 13, 1989. As of February 24, 2005, Loews Corporation (“Loews”) owned 54.5% of the outstanding shares of common stock of the Company.
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

Cash and Cash Equivalents and Marketable Securities and Other Investments
      Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents.
      The Company’s investments in marketable securities are classified as available for sale and are stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in the Consolidated Balance Sheets in “Accumulated other comprehensive losses” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in the Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in the Consolidated Statements of Operations in “Other income (expense).”
      “Investments and marketable securities” in the Consolidated Balance Sheet at December 31, 2004 also included $11.6 million of time deposits (converted from 15.0 million Australian dollars) which mature through March 2005. These securities do not meet the definition of debt securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are therefore carried at cost, which the Company has determined to approximate fair value.

Derivative Financial Instruments
      Derivative financial instruments of the Company include a contingent interest provision that is embedded in the 1.5% convertible senior debentures due 2031 (the “1.5% Debentures”) issued on April 11, 2001 and, from time to time, may also include forward exchange contracts. See Note 4.

Supplementary Cash Flow Information
      Cash payments made for interest on long-term debt, including commitment fees, totaled $8.7 million, $9.5 million, and $10.2 million during the years ended December 31, 2004, 2003, and 2002, respectively.
      Cash payments for foreign income taxes, net of foreign tax refunds, were $3.1 million, $8.5 million, and $14.7 million during the years ended December 31, 2004, 2003, and 2002, respectively. A $39.0 million and a $17.3 million net cash refund of U.S. income tax was received during the years ended December 31, 2003 and

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002, respectively. There were no U.S. income taxes paid or refunded during the year ended December 31, 2004.

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

Capitalized Interest
      Interest cost for construction and upgrade of qualifying assets is capitalized. A reconciliation of the Company’s total interest cost to “Interest expense” as reported in the Consolidated Statements of Operations is as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Total interest cost including amortization of debt issuance costs	$30,257	$26,129	$26,461
Capitalized interest	—	(2,201)	(2,878)

Total interest expense as reported	$30,257	$23,928	$23,583

      Interest on the Ocean Rover was capitalized through July 10, 2003, when its upgrade was completed. As of December 31, 2004, there were no capital projects in progress for which interest was being capitalized.

Assets Held-For-Sale
      Assets are classified as held-for-sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). At December 31, 2004, the Company had elected to market one of its cold-stacked rigs, the Ocean Liberator, for sale to a third party. Accordingly, the $5.2 million net book value of this drilling unit was classified as an asset held-for-sale and is included in “Prepaid expenses and other” in the Company’s Consolidated Balance Sheets. The Company is actively pursuing a buyer for this rig and expects to complete a sale by December 31, 2005. The estimated market value of this rig, based on offers from third parties, is substantially higher than its current carrying value; therefore, no write-down was deemed necessary as a result of the reclassification to held-for-sale.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations
      SFAS No. 143, “Accounting for Asset Retirement Obligations” requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. At December 31, 2004 and 2003, the Company had no asset retirement obligations.

Impairment of Long-Lived Assets
      The Company evaluates its property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company utilizes a probability-weighted cash flow analysis in testing an asset for potential impairment. The assumptions and estimates underlying this analysis include (a) dayrate by rig, (b) utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used), (c) the per day operating cost for each rig if active, ready stacked or cold stacked and (d) salvage value for each rig. Based on these assumptions and estimates a matrix is developed assigning probabilities to various combinations of assumed utilization rates and dayrates. The impact of a 5% reduction in assumed dayrates for the cold stacked rigs (holding all other assumptions and estimates in the model constant), or alternatively the impact of a 5% reduction in utilization (again holding all other assumptions and estimates in the model constant) is also considered as part of this analysis.
      At December 31, 2004 the Company considered its two additional cold-stacked rigs, the Ocean Endeavor and the Ocean New Era, for impairment testing and determined that neither of the drilling units were impaired. On January 10, 2005, the Company announced that the Ocean Endeavor would be upgraded to a high specification drilling unit for an estimated cost of $250 million. As a result of this decision and the low net book value of this rig, the Company does not consider this asset to be impaired.
      The remaining cold stacked rig was evaluated for impairment using the probability-weighted cash flow analysis discussed above. At December 31, 2004 the probability-weighted cash flow for the Ocean New Era significantly exceeded its net carrying value of $3.2 million.
      At December 31, 2003 the Company determined that all five of its cold stacked rigs should be tested for impairment. The impairment analysis at December 31, 2003 consisted of a probability-weighted cash flow analysis for each of the five cold stacked rigs. In all cases, the probability-weighted cash flows significantly exceeded the carrying value of each rig.
      In September 2003 the Company wrote down two of its semisubmersible drilling rigs, the Ocean Century and the Ocean Prospector, by $1.6 million to their fair market values subsequent to a decision to offer the rigs for sale. These rigs were sold in December 2003 for $375,000 each (pre-tax).
      Management’s assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Goodwill
      Goodwill from the merger with Arethusa (Off-Shore) Limited (“Arethusa”) in 1996 was generated from an excess of the purchase price over the net assets acquired.
      During the years ended December 31, 2004, 2003 and 2002, the Company recorded adjustments of $11.1 million, $13.6 million and $13.6 million, respectively, to reduce goodwill for tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. The Company’s goodwill balance at December 31, 2004 and 2003 was $0 and $11.1 million, respectively.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      The carrying amount of the Company’s current financial instruments approximates fair value because of the short maturity of these instruments. For non-current financial instruments the Company uses quoted market prices when available and discounted cash flows to estimate fair value. See Note 10.

Debt Issuance Costs
      Debt issuance costs are included in the Consolidated Balance Sheets in “Other assets” and are amortized over the term of the related debt.

Deferred Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s non-U.S. income tax liabilities are based upon the results of operations of the various subsidiaries and foreign branches in those jurisdictions in which they are subject to taxation.
      In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly-owned subsidiary of Diamond Offshore Drilling, Inc. Certain of the Company’s rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Island subsidiary. Effective January 1, 2003, the Company began to postpone remittance of the earnings from this subsidiary (which included its U.K. subsidiaries) to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the years ended 2004 and 2003.

Treasury Stock
      Depending on market conditions, the Company may, from time to time, purchase shares of its common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in the Consolidated Balance Sheets. During the year ended December 31, 2004, the Company purchased 782,200 shares of its common stock at an aggregate cost of $18.1 million, or at an average cost of $23.11 per share. During the year ended December 31, 2003, the Company purchased 1,014,000 shares of its common stock at an aggregate cost of $18.2 million, or at an average cost of $17.96 per share.
      As of December 31, 2004, Loews owned 54.5% of the outstanding shares of common stock of the Company. The Company had been a wholly owned subsidiary of Loews prior to its initial public offering in October 1995.

Stock-Based Compensation
      The Company accounts for its Amended and Restated 2000 Stock Option Plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. Had compensation expense for the Company’s stock options been recognized based

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the fair value of the options at the grant dates, valued using the Binomial Option pricing model, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands except per share
	amounts)
Net income (loss) as reported	$(7,243)	$(48,414)	$62,520
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(1,080)	(1,122)	(925)

Pro forma net (loss) income	$(8,323)	$(49,536)	$61,595

Earnings (Loss) Per Share of Common Stock:
As reported	$(0.06)	$(0.37)	$0.48
Pro forma	$(0.06)	$(0.38)	$0.47
Earnings (Loss) Per Share of Common Stock — assuming dilution:
As reported	$(0.06)	$(0.37)	$0.47
Pro forma	$(0.06)	$(0.38)	$0.47
      The estimated per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $12.51, $7.32 and $10.59, respectively. The fair value of options granted in these years has been estimated at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions:

	Year Ended
	December 31,

	2004	2003	2002

Risk-free interest rate	3.93%	3.40%	3.71%
Expected life of options
Employees	7	7	6
Directors	6	4	4
Expected volatility of the Company’s stock price	28%	32%	37%
Expected dividend yield	0.77%	2.09%	2.29%

Comprehensive Income (Loss)
      Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive income includes net income (loss), foreign currency translation gains and losses, minimum pension liability adjustments and unrealized holding gains and losses on marketable securities. See Note 8.

Currency Translation
      The Company’s primary functional currency is the U.S. dollar. However, certain of the Company’s subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at year-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are generally reflected in the Consolidated Balance Sheets in “Accumulated other comprehensive losses.” Currency transaction gains and losses are included in the Consolidated Statements of Operations in “Other income (expense).” Additionally,

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
where applicable, translation gains and losses of subsidiaries operating in hyperinflationary economies are included in operating results. For the year ended December 31, 2004, the Company recognized net currency transaction losses of $1.4 million. For the years ended December 31, 2003 and 2002, the Company recognized net currency transaction gains of $2.9 million and $1.3 million, respectively.

Revenue Recognition
      Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, the Company may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. The Company previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 the Company changed its accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If the Company had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.
      Reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of the Company’s customers in accordance with a contract or agreement are recorded for the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in the Consolidated Statements of Operations.
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

Changes in Accounting Estimates
      In April 2003 the Company commissioned a study to evaluate the economic lives of its drilling rigs because several of its rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, the Company recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and the Company’s drillship and by increasing salvage values to 5% for most of the Company’s drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of the Company’s fleet. The effect of this change in accounting estimate resulted in a reduction to the Company’s net loss for the years ended December 31, 2004 and 2003 of $19.6 million, or $0.15 per share, and $14.9 million, or $0.11 per share, respectively. Prior years were not affected.

Use of Estimates in the Preparation of Financial Statements
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recent Accounting Pronouncements
      In December 2004 the Financial Accounting Standards Board (“FASB”) revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123 ®”). This statement supersedes APB 25 and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 ® is effective as of the first interim or annual reporting period beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company’s adoption of SFAS 123® is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
      In December 2004 the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	(Loss) Earnings Per Share
      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net (loss) income– basic (numerator):	$(7,243)	$(48,414)	$62,520
Effect of dilutive potential shares
Zero coupon convertible debentures	—	—	—
1.5% debentures	—	—	4,164

Net (loss) income including conversions — diluted (numerator):	$(7,243)	$(48,414)	$66,684

Weighted-average shares — basic (denominator):	129,021	130,253	131,285
Effect of dilutive potential shares
Zero coupon convertible debentures	—	—	—
1.5% debentures	—	—	9,383
Stock options	—	—	4
Put options	—	—	41

Weighted-average shares including conversions — diluted (denominator):	129,021	130,253	140,713

(Loss) earnings per share:
Basic	$(0.06)	$(0.37)	$0.48

Diluted	$(0.06)	$(0.37)	$0.47

      The computation of diluted earnings per share (“EPS”) for the years ended December 31, 2004, 2003 and 2002 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of the Company’s zero coupon convertible debentures due 2020 (the “Zero Coupon Debentures”), issued in June 2000. These potentially dilutive shares were excluded from the computation of diluted EPS because the inclusion of such shares would have been antidilutive as a result of the higher earnings per incremental share for this issue. The computation of diluted EPS for the years ended December 31, 2004 and 2003 excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of the Company’s 1.5% Debentures. Such shares were not included in the computation of diluted EPS for 2004 or 2003 because there was a net loss for these years and the inclusion of such shares would be antidilutive. See Note 7 for a description of the Company’s long-term debt.
      Certain stock options were excluded from the computation of diluted EPS because the options’ exercise prices exceeded the average market price per share of the common stock. Stock options representing 291,447 shares, 464,650 shares and 279,169 shares of common stock were excluded for the years ended December 31, 2004, 2003 and 2002, respectively.
      Other stock options with average market prices that exceeded their exercise prices during the period (in-the-money options) were excluded from the computation of diluted EPS because potential shares of common stock are not included when a loss from continuing operations exists. Stock options representing 138,319 shares and 32,406 shares of common stock were excluded from the computation of diluted EPS for the years ended December 31, 2004 and 2003, respectively.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Put options covering 1,687,321 shares of common stock at various stated exercise prices per share were outstanding during part of 2002 prior to their expiration or settlement. However, the computation of diluted EPS for the year ended December 31, 2002 excluded put options covering 187,321 shares of common stock because the options’ exercise prices were less than the average market price per share of the common stock.

3.	Investments and Marketable Securities
      The Company’s investments are reported as current assets in the Consolidated Balance Sheets in “Investments and marketable securities,” representing the investment of cash available for current operations. At December 31, 2004, “Investments and marketable securities” included $11.6 million of time deposits (converted from 15.0 million Australian dollars) which mature through March 2005. These securities do not meet the definition of debt securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are therefore carried at cost, which the Company has determined to approximate fair value.
      The Company’s investments in marketable securities are classified as available for sale and are summarized as follows:

	December 31, 2004

		Unrealized	Market
	Cost	Gain (Loss)	Value

	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$498,011	$189	$498,200
Due within one year through five years	148,877	(119)	148,758
Mortgage-backed securities	3,221	68	3,289

Total	$650,109	$138	$650,247

	December 31, 2003

		Unrealized	Market
	Cost	(Loss)	Value

	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$499,784	$44	$499,828
Mortgage-backed securities	4,812	(645)	4,167

Total	$504,596	$(601)	$503,995

      At December 31, 2004, the Company held one investment in marketable securities, a treasury note purchased on December 15, 2004, that was in an unrealized loss position as a result of interest rate changes. Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2004.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Proceeds from maturities	$1,520,000	$2,075,000	$500,000
Proceeds from sales	2,946,377	1,012,164	4,760,922
Gross realized gains	2,781	2,860	41,945
Gross realized losses	(2,527)	(9,744)	(5,441)

4.	Derivative Financial Instruments

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
      In June 2002 the Company entered into forward contracts to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million Australian dollars to be purchased on July 31, 2003. These forward contracts were derivatives as defined by SFAS 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS No. 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts purchased by the Company in 2002 did not qualify for hedge accounting. A pre-tax gain of $2.3 million was recorded in the Consolidated Statements of Operations for the year ended December 31, 2003 in “Other income (expense).” As of December 31, 2003, the Company had satisfied all obligations under these contracts and did not enter into any new forward exchange contracts in 2004.

Contingent Interest
      The Company’s $460.0 million principal amount of 1.5% Debentures which were issued on April 11, 2001, and are due on April 15, 2031, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no fair value at issuance or at December 31, 2004 or December 31, 2003.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Drilling and Other Property and Equipment
      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	December 31,

	2004	2003

	(In thousands)
Drilling rigs and equipment	$3,529,593	$3,453,219
Construction work-in-progress	—	21,274
Land and buildings	15,770	15,220
Office equipment and other	22,895	22,080

Cost	3,568,258	3,511,793
Less accumulated depreciation	(1,413,665)	(1,253,917)

Drilling and other property and equipment, net	$2,154,593	$2,257,876

      In December 2004, the Company reclassified the $5.2 million carrying value of a semisubmersible rig, the Ocean Liberator, to assets held for sale subsequent to the Company’s decision to market this rig for sale to a third party. It is included in “Prepaid expenses and other” in the Company’s Consolidated Balance Sheet at December 31, 2004.
      Construction work-in-progress at December 31, 2003 consisted of costs related to the Ocean Titan cantilever conversion project which was completed in January 2004.

6.	Accrued Liabilities
      Accrued liabilities consist of the following:

	December 31,

	2004	2003

	(In thousands)
Payroll and benefits	$26,221	$31,058
Personal injury and other claims	8,076	7,455
Interest payable	5,938	1,537
Deferred revenue	6,514	3,068
Accrued project expenses	14,920	8,160
Other	25,945	14,339

Total	$87,614	$65,617

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2004	2003

	(In thousands)
Zero Coupon Debentures	$471,284	$455,212
1.5% Debentures	460,000	460,000
5.15% Senior Notes	249,413	—
Ocean Alliance lease-leaseback	12,818	24,787

	1,193,515	939,999
Less: Current maturities	(484,102)	(11,969)

Total	$709,413	$928,030

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004, are as follows (see discussion following table for a description of the rights that holders of the debentures have to put the securities to the Company):

(Dollars in thousands)

2005	$484,102
2006	—
2007	—
2008	460,000
2009	—
Thereafter	249,413

1,193,515
Less: Current maturities	(484,102)

Total	$709,413

5.15% Senior Notes
      On August 27, 2004, the Company issued $250 million aggregate principal amount of 5.15% Senior Notes Due September 1, 2014 (the “5.15% Senior Notes”). The 5.15% Senior Notes were issued at an offering price of 99.759% of the principal amount and resulted in net proceeds to the Company of $247.8 million.
      The 5.15% Senior Notes bear interest at 5.15% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning March 1, 2005, and mature on September 1, 2014. The 5.15% Senior Notes are unsecured and unsubordinated obligations of the Company. The Company has the right to redeem all or a portion of the 5.15% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.

Zero Coupon Debentures
      The Company’s Zero Coupon Debentures issued on June 6, 2000 at a price of $499.60 per $1,000 debenture are due June 6, 2020, which represents a yield to maturity of 3.50% per year. The Company will not pay interest prior to maturity unless it elects to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into the Company’s common

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock at a fixed conversion rate of 8.6075 shares of common stock per Zero Coupon Debenture, subject to adjustments in certain events. In addition, holders may require the Company to purchase, for cash, all or a portion of their Zero Coupon Debentures upon a change in control (as defined) for a purchase price equal to the accreted value through the date of repurchase. The Zero Coupon Debentures are senior unsecured obligations of the Company.
      The Company has the right to redeem the Zero Coupon Debentures, in whole or in part, on or after June 6, 2005, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require the Company to repurchase the Zero Coupon Debentures on June 6, 2005, June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. The Company may pay such repurchase price with either cash or shares of the Company’s common stock or a combination of cash and shares of common stock. As of December 31, 2004, the aggregate accreted value of the Zero Coupon Debentures was $471.3 million. Because the holders of the debentures have the right to require the Company to repurchase the debentures within one year, the aggregate accreted value of $471.3 million is classified as a current liability in the Company’s Consolidated Balance Sheet at December 31, 2004.
      On June 6, 2005, the aggregate accreted value of the Zero Coupon Debentures currently outstanding will be approximately $478 million. The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date.

1.5% Debentures
      The Company’s $460.0 million principal amount of 1.5% Debentures that were issued on April 11, 2001 are due April 15, 2031. The 1.5% Debentures are convertible into shares of the Company’s common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, subject to adjustment in certain circumstances. Upon conversion, the Company has the right to deliver cash in lieu of shares of the Company’s common stock.
      Interest of 1.5% per year on the outstanding principal amount is payable semiannually in arrears on April 15 and October 15 of each year. The 1.5% Debentures are unsecured obligations of the Company and rank equally with all of the Company’s other unsecured senior indebtedness.
      The Company will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008, if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and the Company pays a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends paid by the Company per share on its common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or at December 31, 2004 or December 31, 2003.
      Holders may require the Company to purchase all or a portion of their 1.5% Debentures on April 15, 2008, at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest. The Company may choose to pay the purchase price in cash or shares of the Company’s common stock or a combination of cash and common stock. In addition, holders may require the Company to purchase, for cash, all or a portion of their 1.5% Debentures upon a change in control (as defined) for a purchase price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest.
      The Company may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ocean Alliance Lease-Leaseback
      The Company entered into a lease-leaseback agreement with a European bank in December 2000. The lease-leaseback agreement provides for the Company to lease the Ocean Alliance, one of the Company’s high specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to the Company. Under the agreement, which has a five-year term, the Company is to make five annual payments of $13.7 million. Four of the five annual payments have been made as of December 31, 2004. This financing arrangement has an effective interest rate of 7.13% and is an unsecured subordinated obligation of the Company.

8.	Other Comprehensive Income (Loss)
      The income tax effects allocated to the components of other comprehensive (loss) income are as follows:

	Year Ended December 31, 2004

	Before Tax	Tax Effect	Net-of-Tax

	(In thousands)
Foreign currency translation gain	$2,346	$(697)	$1,649
Unrealized gain on investments:
Gain arising during 2004	818	(286)	532
Reclassification adjustment	(80)	28	(52)

Net unrealized gain	738	(258)	480

Other comprehensive income	$3,084	$(955)	$2,129

	Year Ended December 31, 2003

	Before Tax	Tax Effect	Net-of-Tax

	(In thousands)
Foreign currency translation loss	$(657)	$369	$(288)
Unrealized loss on investments:
Loss arising during 2003	(478)	167	(311)
Reclassification adjustment	(4,289)	1,501	(2,788)

Net unrealized loss	(4,767)	1,668	(3,099)

Other comprehensive loss	$(5,424)	$2,037	$(3,387)

	Year Ended December 31, 2002

	Before Tax	Tax Effect	Net-of-Tax

	(In thousands)
Foreign currency translation loss	$(1,043)	$365	$(678)
Minimum pension liability adjustment	4,246	(1,486)	2,760
Unrealized gain on investments:
Gain arising during 2002	4,166	(1,458)	2,708
Reclassification adjustment	(4,062)	1,422	(2,640)

Net unrealized gain	104	(36)	68

Other comprehensive gain	$3,307	$(1,157)	$2,150

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of accumulated other comprehensive income (loss) are as follows:

	Additional	Foreign
	Minimum	Currency	Unrealized	Total Other
	Pension	Translation	Gain (Loss) on	Comprehensive
	Liability	Adjustments	Investments	Income (Loss)

	(In thousands)
Balance at January 1, 2002	$(2,760)	$(2,760)	$2,640	$(2,880)
Other comprehensive gain (loss)	2,760	(678)	68	2,150

Balance at December 31, 2002	—	(3,438)	2,708	(730)
Other comprehensive loss	—	(288)	(3,099)	(3,387)

Balance at December 31, 2003	—	(3,726)	(391)	(4,117)
Other comprehensive gain	—	1,649	480	2,129

Balance at December 31, 2004	$—	$(2,077)	$89	$(1,988)

9.	Commitments and Contingencies
      Operating Leases. The Company leases office facilities and equipment under operating leases, which expire at various times through the year 2009. Total rent expense amounted to $2.9 million, $1.8 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum future rental payments under leases are approximately $1.3 million, $0.5 million, $0.3 million, $50,000 and $7,000 for the years ending December 31, 2005 through 2009, respectively. There are no minimum future rental payments under leases after the year 2009.
      Litigation. In January 2005, the Company was notified that it had been named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that the Ocean America damaged a methanol pipeline in the Gulf of Mexico during Hurricane Ivan in September 2004. The lawsuit alleges that on or about September 15, 2004 the Ocean America broke free from its moorings and, as the rig drifted, its anchor, wire cable and other parts struck and damaged various components of the Canyon Express Common System curtailing its supply of methanol to and preventing production from several fields. The plaintiffs are seeking damages from the Company, including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys fees and costs. The Company has been notified by the plaintiffs that service of the lawsuit is being withheld at this time pending the outcome of discussions about the claims that plaintiffs would like to engage in with the Company. The Company is currently investigating this matter but does not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on the Company’s financial condition or results of operations. In addition, the Company has given notice to its insurance underwriters that a potential loss may exist with respect to this incident. The Company’s deductible for this type of loss is $2 million.
      During the third quarter of 2004, the Company was notified that certain of its subsidiaries had been named, along with other defendants, in several complaints that had been filed in the Circuit Courts of the State of Mississippi by approximately 800 persons alleging that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints also named as defendants over 25 other companies that are not affiliated with the Company. The complaints alleged that the defendants manufactured, distributed or utilized drilling mud containing asbestos and, in the case of the Company and the several other offshore drilling companies named as defendants, that such defendants allowed such drilling mud to have been utilized aboard their offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. To date, the Company has been served with 29 complaints,

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of which 13 complaints were filed against Arethusa Off-Shore Company and 16 complaints were filed against Diamond Offshore (USA), Inc. (now known as Diamond Offshore (USA) L.L.C. and formerly known as Odeco Drilling, Inc.). The Company recently filed motions to dismiss each of these cases based upon a number of legal grounds, including naming improper parties. Accordingly, the Company is unable to estimate its potential exposure, if any, to these lawsuits at this time but does not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on the Company’s financial condition or results of operations.
      Various other claims have been filed against the Company in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
      Other. The Company’s operations in Brazil have exposed the Company to various claims and assessments related to its personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has assessed each claim or exposure to determine the likelihood that the resolution of such matter might ultimately result in an adverse effect on the Company’s financial condition, results of operations or cash flows. If it is determined that an unfavorable resolution of a matter is probable and such amount of loss can be determined, the Company will record a reserve for the estimated loss at such time that both criteria are met. At December 31, 2004 and 2003, the Company had recorded loss reserves related to its Brazilian operations of $13.0 million and $11.3 million, respectively.
      The Company intends to defend these matters vigorously; however, the Company cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other such pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
      Personal Injury Claims. The Company’s uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. The Company’s in-house claims department estimates the amount of its liability for its retention. This department establishes a reserve for each of the Company’s personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. The claims department also estimates the Company’s liability for claims which are incurred but not reported by using historical data. Historically, the Company’s ultimate liability for personal injury claims has not differed materially from the Company’s recorded estimates. At December 31, 2004 the Company’s estimated liability for personal injuries claimed was $33.4 million. Due to uncertainties such as (a) the severity of personal injuries claimed, (b) significant changes in the volume of personal injury claims, (c) the unpredictability of legal jurisdictions where the claims will ultimately be litigated, (d) inconsistent court decisions and (e) the risks and lack of predictability inherent in personal injury litigation, eventual settlement of adjudication of these claims could differ materially from the estimated amounts.
      Letters of Credit and Other. The Company is contingently liable as of December 31, 2004, in the amount of $76.1 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $4.6 million currently have the option to require cash collateral due to the lowering of the Company’s credit rating on April 27, 2004. As of December 31, 2004 the Company had not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On the Company’s behalf, banks have issued letters of credit securing certain of these bonds.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Financial Instruments

Concentrations of Credit and Market Risk
      Financial instruments which potentially subject the Company to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash and trade accounts receivable and investments in debt securities, including treasury inflation-indexed protected bonds and mortgage-backed securities. The Company places its temporary excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. The Company’s periodic evaluations of the relative credit standing of these financial institutions are considered in the Company’s investment strategy.
      Concentrations of credit risk with respect to trade accounts receivable are limited primarily due to the entities comprising the Company’s customer base. Since the market for the Company’s services is the offshore oil and gas industry, this customer base consists primarily of major oil and independent oil and gas producers and government-owned oil companies. The Company provides allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented and, historically, the Company has not experienced significant losses on trade receivables.
      All of the Company’s investments in debt securities are U.S. government securities or U.S. government-backed with minimal credit risk. However, the Company is exposed to market risk due to price volatility associated with interest rate fluctuations.

Fair Values
      The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of the Company’s debt instruments are shown below:

	Year Ended December 31,

	2004		2003

	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Zero Coupon Debentures	$473.6	$471.3	$461.6	$455.2
1.5% Debentures	486.4	460.0	420.9	460.0
5.15% Senior Notes	240.6	249.4	—	—
Ocean Alliance Lease-leaseback	13.2	12.8	26.6	24.8
      The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 2004 and 2003. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
      Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.
      Marketable securities — The fair values of the debt securities, including mortgage-backed securities, available for sale were based on the quoted closing market prices on December 31, 2004 and 2003.
      Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt — The fair value of the Zero Coupon Debentures, 1.5% Debentures and 5.15% Senior Notes was based on the quoted closing market price on December 31, 2004 and 2003 from brokers of these instruments. The fair value of the Ocean Alliance lease-leaseback was based on the present value of estimated future cash flows using a discount rate of 4.27% and 2.08% at December 31, 2004 and 2003, respectively.

11.	Related-Party Transactions
      The Company and Loews entered into a services agreement which was effective upon consummation of the Common Stock Offering (the “Services Agreement”) pursuant to which Loews agreed to continue to perform certain administrative and technical services on behalf of the Company. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, the Company is required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at the Company’s option upon 30 days’ notice to Loews and at the option of Loews upon six months’ notice to the Company. In addition, the Company has agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement unless due to the gross negligence or willful misconduct of Loews. The Company was charged $0.3 million, $0.4 million and $0.3 million by Loews for these support functions during the years ended December 31, 2004, 2003 and 2002, respectively.

12.	Stock Option Plan
      The Company’s 2000 Stock Option Plan, as amended and restated on May 18, 2004 (the “Plan”), provides for issuance of either incentive stock options or non-qualified stock options to the Company’s employees, consultants and non-employee directors. Options may be granted to purchase stock at no less than 100% of the market price of the stock on the date the option is granted. On May 18, 2004 the plan was amended to increase the number of shares of the Company’s common stock available for issuance by 750,000 shares. A maximum of 1,500,000 shares of the Company’s common stock are issuable under the Plan, of which 26,765 shares had been issued as of December 31, 2004. Unless otherwise specified by the Board of Directors at the time of the grant, stock options have a maximum term of ten years, subject to earlier termination under certain conditions and vest over four years.
      The following table summarizes the stock option activity related to the Plan:

	2004		2003		2002

		Weighted —		Weighted-		Weighted —
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding, January 1	592,400	$28.66	419,400	$32.13	218,300	$37.68
Granted	172,600	29.50	173,000	20.23	201,100	26.11
Exercised	(26,765)	26.17	—	—	—	—

Outstanding, December 31	738,235	$28.94	592,400	$28.66	419,400	$32.13

Exercisable, December 31	341,160	$32.31	219,575	$34.20	103,950	$37.71

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information for options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price

$19.08-$24.60	364,420	8.2 years	$21.44	112,720	$21.55
$29.20-$33.51	186,877	8.2 years	$31.05	90,427	$30.87
$35.72-$43.03	186,938	7.1 years	$41.46	138,013	$42.05

13.	Income Taxes
      The components of income tax expense (benefit) are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
U.S. — current	$(2,753)	$(36,377)	$214
Non-U.S. — current	5,737	7,341	16,842

Total current	2,984	(29,036)	17,056

U.S. — deferred	(3,611)	10,071	2,983
U.S. — deferred to reduce goodwill	11,099	13,615	13,615
Non-U.S. — deferred	(6,762)	(473)	—

Total deferred	726	23,213	16,598

Total	$3,710	$(5,823)	$33,654

      The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Income (loss) before income tax expense (benefit):
U.S.	$16,770	$(25,373)	$73,353
Non — U.S.	(20,303)	(28,864)	22,821

Worldwide	$(3,533)	$(54,237)	$96,174

Expected income tax expense (benefit) at federal statutory rate	$(1,237)	$(18,983)	$33,661
Foreign earnings indefinitely reinvested	13,640	8,678	(5,246)
Revision of estimated tax balances	2,507	—	—
Valuation allowance — foreign tax credits	104	10,237	—
Norwegian tax settlement	—	—	5,853
Reduction of deferred tax liability related to Arethusa goodwill deduction	(5,175)	(3,728)	—
Reduction of deferred tax liability related to the Ocean Alliance lease-leaseback	(4,538)	—	—
Amortization of deferred tax liability related to transfer of drilling rigs to different taxing jurisdictions	(1,748)	(1,757)	—
Other	157	(270)	(614)

Income tax (benefit) expense	$3,710	$(5,823)	$33,654

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$74,826	$58,320
Goodwill	19,939	13,116
Alternative minimum tax credit carryforward	68	5,929
Worker’s compensation and other current accruals(1)	13,710	8,879
Foreign tax credits	49,362	48,434
Other	5,043	11,216

Total deferred tax assets	162,948	145,894
Valuation allowance for foreign tax credits	(10,340)	(10,237)

Net deferred tax assets	152,608	135,657

Deferred tax liabilities:
Depreciation and amortization	(452,728)	(435,600)
Undistributed earnings of non-U.S. subsidiaries	(24,287)	(32,474)
Contingent interest	(32,452)	(22,931)
Non-U.S. deferred taxes	(5,773)	(12,535)
Other	(2,273)	(7,743)

Total deferred tax liabilities	(517,513)	(511,283)

Net deferred tax liability	$(364,905)	$(375,626)

(1)	$4,817 and $8,879 reflected in “Prepaid expenses and other” in the Company’s Consolidated Balance Sheets at December 31, 2004 and 2003, respectively.
      In 2002 the Company formed a Cayman Island corporation, Diamond Offshore International Limited, which is a wholly owned subsidiary of Diamond Offshore Drilling, Inc. Certain of the Company’s rigs that operate internationally are now owned and operated, directly or indirectly, by the Cayman Island subsidiary. Effective January 1, 2003, the Company began to postpone remittance of the earnings from this subsidiary to the U.S. and indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes were provided on these earnings and no U.S. tax benefits were recognized on losses during the year ended December 31, 2004 or 2003.
      Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of the Company’s foreign subsidiaries. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested, as the Company has no intention to repatriate these earnings. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.
      In 2003 a valuation allowances of $10.2 million was established for certain of the Company’s foreign tax credit carryforwards which will begin to expire in 2011. During 2004, a valuation allowance of $1.1 million was established for foreign tax credits arising in 2004 and was partially offset by a $1.0 million reduction of the 2003 allowance resulting from a return-to-provision adjustment to the foreign tax credits generated in 2003. The resulting valuation allowance at December 31, 2004 was $10.3 million. The Company intends to make use of all available tax planning strategies in order to be able to utilize these carryforwards; however, under the

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“more likely than not” approach of evaluating the associated deferred tax assets the Company deemed that valuation allowances were necessary.
      As of December 31, 2004, the Company had net operating loss (“NOL”) carryforwards of approximately $213.9 million available to offset future taxable income. Approximately $21.5 million of the NOL carryforwards were acquired in 1996 with the Arethusa merger. The utilization of the NOL carryforwards acquired in the Arethusa merger is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). None of the NOL carryforwards acquired from Arethusa were utilized in 2004. The remaining $192.4 million of NOL carryforwards were generated during 2004 and 2003 and are not subject to a limitation under Code Section 382. The Company expects to fully utilize all of the NOL carryforwards in future taxable years primarily from the future reversal of existing taxable temporary differences. The Company has recognized tax benefits of $35.5 million and $50.8 million related to the tax losses generated in 2004 and 2003, respectively. In 2004, the tax benefit previously recognized for the loss generated in 2003 was reduced by $15.0 million as a result of a tax return-to-provision adjustment associated with the NOL reflected in the 2003 federal income tax return. During 2004, the Company was able to utilize $11.5 million of net operating losses generated in 2003 through a carryback to the 2001 tax return, which resulted in a tax benefit of $4.0 million.
      The Company has recorded a deferred tax asset of $74.8 million for the benefit of the NOL carryforwards. The NOL carryforwards will expire as follows:

		Tax Benefit of
	Net Operating	Net Operating
Year	Losses	Losses

	(In millions)
2008	$7.9	$2.8
2009	11.2	3.9
2010	2.4	0.8
2023	90.7	31.8
2024	101.7	35.5

Total	$213.9	$74.8

      The Internal Revenue Service is currently examining years 2000 and 2002. The Company believes the outcome of these examinations will not have a material effect on the financial condition or results of operations of the Company. Additionally, the Company is under audit or has received an assessment for prior year income taxes in certain of its international tax jurisdictions which exposes the Company to claims of approximately $1.0 million of potential additional income tax. The Company intends to contest any unfavorable judgment in these jurisdictions and does not expect that the ultimate outcome of these contested assessments to have a material, adverse impact on the Company’s consolidated results of operations, financial position or cash flows. Consequently, no income tax expense related to this potential exposure has been recorded.
      On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a provision allowing a deduction of 85% for certain foreign earnings that are repatriated. The AJCA provides the Company the opportunity to elect to apply this provision to qualifying earnings repatriations in 2005. Based on the existing language in the AJCA and current guidance, the Company does not expect to repatriate undistributed earnings. To the extent Congress or the Treasury Department provides additional clarifying language on key elements of the provision, the Company will consider the effects, if any, of such information and will re-evaluate, as necessary, its intentions with respect to the repatriation of certain foreign earnings. Should the Company, upon consideration of any such potential clarifying language, ultimately elect

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to apply the repatriation provision of the AJCA, the Company does not expect that the impact of such an election would be material to its results of operations.
      At December 31, 2004 the Company has a reserve of $8.9 million ($1.7 million included with Current Taxes Payable and $7.2 million in Other Liabilities on the Company’s Consolidated Balance Sheet) associated with tax deductions claimed in 2004 and prior years related to goodwill attributable to a 1996 acquisition.

14.	Employee Benefit Plans

Defined Contribution Plans
      The Company maintains defined contribution retirement plans for its U.S., U.K. and third-country national (“TCN”) employees. The plan for U.S. employees (the “401k Plan”) is designed to qualify under Section 401(k) of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing the Company to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. The Company contributes 3.75% of a participant’s defined compensation and matches 25% of the first 6% of each employee’s compensation contributed. Participants are fully vested immediately upon enrollment in the plan. For the years ended December 31, 2004, 2003 and 2002, the Company’s provision for contributions was $6.9 million, $6.9 million and $7.0 million, respectively.
      The plan for U.K. employees provides that the Company contributes amounts equivalent to the employee’s contributions generally up to a maximum of 5.25% of the employee’s defined compensation per year. The Company’s provision for contributions was $0.7 million for each of the years ended December 31, 2004, 2003 and 2002.
      The plan for the Company’s TCN employees is similar to the 401k Plan. The Company contributes 3.75% of a participant’s defined compensation and matches 25% of the first 6% of each employee’s compensation contributed. For the years ended December 31, 2004 and 2003, the Company’s provision for contributions was $0.7 million in each year, and $0.6 million for the year ended December 31, 2002.

Deferred Compensation and Supplemental Executive Retirement Plan
      The Company established its Deferred Compensation and Supplemental Executive Retirement Plan in December 1996. The Company contributes to this plan any portion of the 3.75% of the base salary contribution and the matching contribution to the 401k Plan that cannot be contributed because of the limitations within the Code and because of elective deferrals that the participant makes under the plan. Additionally, the plan provides that participants may defer up to 10% of base compensation and/or up to 100% of any performance bonus. Participants in this plan are a select group of management or highly compensated employees of the Company and are fully vested in all amounts paid into the plan. The Company’s provision for contributions for the years ended December 31, 2004, 2003 and 2002 was not material.

Pension Plan
      The defined benefit pension plan established by Arethusa effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa. Benefits are calculated and paid based on an employee’s years of credited service and average compensation at the date the plan was frozen using an excess benefit formula integrated with social security covered compensation.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pension costs are determined actuarially and at a minimum funded as required by the Code. During 2004 and 2003, the Company made voluntary contributions to the plan of $0.2 million and $0.5 million, respectively. As a result of freezing the plan, no service cost has been accrued for the years presented.
      The Company uses a September 30 measurement date for the plan.
      The following provides a reconciliation of benefit obligations, fair value of plan assets and funded status of the plan:

	September 30,

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$16,603	$14,935
Interest cost	1,022	992
Actuarial gain	608	1,217
Benefits paid	(618)	(541)

Benefit obligation at end of year	$17,615	$16,603

Change in plan assets:
Fair value of plan assets at beginning of year	$16,626	$15,093
Actual return (loss) on plan assets	1,527	1,624
Contributions	200	450
Benefits paid	(618)	(541)

Fair value of plan assets at end of year	$17,735	$16,626

Funded status	$120	$23
Unrecognized net actuarial loss	7,534	7,572

Net amount recognized	$7,654	$7,595

      Amounts recognized in the Consolidated Balance Sheets consisted of prepaid benefit cost as follows:

	September 30,

	2004	2003

	(In thousands)
Prepaid benefit cost	$7,654	$7,595

      The accumulated benefit obligation was as follows:

	September 30,

	2004	2003

	(In thousands)
Accumulated benefit obligation	$17,615	$16,603

      Weighted-average assumptions used to determine benefit obligations were:

	September 30,

	2004	2003

Discount rate	6.00%	6.25%
Expected long-term rate	7.25%	8.50%

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Components of net periodic benefit costs were as follows:

	September 30,

	2004	2003	2002

	(In thousands)
Interest cost	$1,022	$993	$962
Expected return on plan assets	(1,187)	(1,263)	(1,159)
Amortization of unrecognized loss	306	273	135

Net periodic pension benefit (income) loss	$141	$3	$(62)

      Weighted-average assumptions used to determine net periodic benefit costs were:

	September 30,

	2004	2003	2002

Discount rate	6.25%	6.75%	7.00%
Expected long-term rate	7.25%	8.50%	9.00%
      The weighted-average asset allocation for the Company’s pension plan by asset category is as follows:

	September 30,

	2004	2003

Equity securities	47%	42%
Debt securities	24%	24%
Money market fund	29%	34%
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

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The plan assets at September 30, 2004 and 2003, do not include any securities of the Company.
      The benefits expected to be paid by the pension plan by fiscal year are as follows (in thousands):

2005	$629
2006	690
2007	743
2008	768
2009	795
2010-2014	4,968
      The Company does not expect to make a contribution to its pension plan in 2005.

15.	Segments and Geographic Area Analysis
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

Similar Services
      Revenues from external customers for contract drilling and similar services by equipment-type are listed below (eliminations offset dayrate revenues earned when the Company’s rigs are utilized in its integrated services):

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
High Specification Floaters	$281,866	$290,844	$291,848
Other Semisubmersibles	319,053	260,267	317,342
Jack-ups	178,391	97,774	99,360
Integrated Services	—	1,189	14,068
Other	3,095	2,257	5,161
Eliminations	—	(233)	(3,566)

Total Contract Drilling Revenues	782,405	652,098	724,213
Revenues Related to Reimbursable Expenses	32,257	28,843	28,348

Total Revenues	$814,662	$680,941	$752,561

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas
      At December 31, 2004, the Company had drilling rigs located offshore ten countries outside of the United States. As a result, the Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company’s results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues from unaffiliated customers:
United States	$358,741	$329,535	$334,696
Foreign:
Europe/ Africa	69,643	47,605	99,787
South America	120,112	152,348	170,438
Australia/ Southeast Asia	180,783	114,580	147,640
Mexico	85,383	36,873	—

	455,921	351,406	417,865

Total	$814,662	$680,941	$752,561

      An individual foreign country may, from time to time, contribute a material percentage of the Company’s total revenues from unaffiliated customers. For the years ended December 31, 2004, 2003 and 2002, individual countries that contributed 5% or more of the Company’s total revenues from unaffiliated customers are listed below.

	Year Ended
	December 31,

	2004	2003	2002

Brazil	12.5%	22.4%	22.7%
Mexico	10.5%	5.4%	—
Indonesia	6.3%	6.8%	2.1%
United Kingdom	5.5%	5.2%	9.9%
Australia	5.3%	3.8%	6.4%
Malaysia	5.2%	2.7%	4.7%

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived tangible assets located in the United States and all foreign countries in which the Company holds assets as of December 31, 2004 and 2003 are listed below. A substantial portion of the Company’s assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

	December 31,

	2004	2003

	(In thousands)
Drilling and other property and equipment, net:
United States	$1,084,829	$1,126,932
Foreign:
South America	274,741	283,242
Europe/ Africa	130,410	202,111
Australia/ Southeast Asia	521,872	487,012
Mexico	142,741	158,579

	1,069,764	1,130,944

Total	$2,154,593	$2,257,876

      Besides the United States, Brazil is currently the only country with a material concentration of the Company’s assets. Approximately 12.8% and 12.5% of the Company’s total drilling and other property and equipment were located in or offshore Brazil as of December 31, 2004 and 2003, respectively.

Major Customers
      The Company’s customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from major customers for the periods presented that contributed more than 10% of the Company’s total revenues are as follows:

	Year Ended
	December 31,

Customer	2004	2003	2002

Petróleo Brasileiro S.A.	12.6%	20.3%	19.0%
PEMEX — Exploración Y Producción	10.5%	5.4%	—
BP p.l.c.	8.3%	11.9%	18.9%
Murphy Exploration & Production Company	3.9%	6.3%	10.4%

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Unaudited Quarterly Financial Data
      Unaudited summarized financial data by quarter for the years ended December 31, 2004 and 2003 is shown below.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2004
Revenues	$184,198	$184,946	$208,198	$237,320
Operating (loss) income	(9,698)	(9,500)	7,664	15,462
(Loss) income before income tax expense	(14,663)	(12,733)	2,957	20,906
Net (loss) income	(10,972)	(10,495)	2,941	11,283
Net (loss) income per share:
Basic	$(0.08)	$(0.08)	$0.02	$0.09

Diluted	$(0.08)	$(0.08)	$0.02	$0.09

2003
Revenues	$146,149	$163,200	$183,907	$187,685
Operating (loss) income	(27,735)	(16,641)	(3,181)	9,234
(Loss) income before income tax expense	(27,473)	(18,463)	(13,190)	4,889
Net (loss) income	(21,566)	(16,687)	(11,463)	1,302
Net (loss) income per share:
Basic	$(0.17)	$(0.13)	$(0.09)	$0.01

Diluted	$(0.17)	$(0.13)	$(0.09)	$0.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
      The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the federal securities laws is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.
      The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 and concluded that the Company’s controls and procedures were effective.

Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
      There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.
      Deloitte & Touche LLP, the registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included at the beginning of Item 8 of this Form 10-K
Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.

PART III
      Reference is made to the information responsive to Items 10, 11, 12, 13 and 14 of this Part III contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

(2) Financial Statement Schedules

No schedules have been included herein because the information required to be submitted has been included in the Company’s Consolidated Financial Statements or the notes thereto or the required information is inapplicable.

(3) Index of Exhibits	82

See the Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.
      (c) Index of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.1	Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.		Description

4.2		Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q/ A for the quarterly period ended June 30, 2000).

4.3		Third Supplemental Indenture, dated as of April 11, 2001, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.4		Fourth Supplemental Indenture, dated as of August 27, 2004, between the Company and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 27, 2004).

4.5		Exchange and Registration Rights Agreement, dated August 27, 2004, between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated August 27, 2004).

10.1		Registration Rights Agreement (the “Registration Rights Agreement”) dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.2		Amendment to the Registration Rights Agreement, dated September 16, 1997, between Loews and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.3		Services Agreement, dated October 16, 1995, between Loews and the Company (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10	.4+	Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan effective December 17, 1996 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10	.5+	First Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated March 18, 1998 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10	.6+	Second Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated January 1, 2003 (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10	.7+	Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10	.8+	Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-117512 on Form S-8).

10	.9+	Form of Stock Option Certificate for grants to executive officers, other employees and consultants pursuant to the Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 1, 2004).

10.10		Form of Stock Option Certificate for grants to non-employee directors pursuant to the Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 1, 2004).

12	.1*	Statement re Computation of Ratios.

21	.1*	List of Subsidiaries of the Company.

23	.1*	Consent of Deloitte & Touche LLP.

24	.1*	Powers of Attorney.

31	.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31	.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

Exhibit No.		Description

32	.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.
+ Management contracts or compensatory plans or arrangements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2005.

DIAMOND OFFSHORE DRILLING, INC.

By:	/s/ GARY T. KRENEK

Gary T. Krenek
Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ JAMES S. TISCH* James S. Tisch		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2005

/s/ LAWRENCE R. DICKERSON* Lawrence R. Dickerson		President, Chief Operating Officer and Director	March 2, 2005

/s/ GARY T. KRENEK* Gary T. Krenek		Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2005

/s/ BETH G. GORDON* Beth G. Gordon		Controller (Principal Accounting Officer)	March 2, 2005

/s/ ALAN R. BATKIN* Alan R. Batkin		Director	March 2, 2005

/s/ CHARLES L. FABRIKANT* Charles L. Fabrikant		Director	March 2, 2005

/s/ PAUL G. GAFFNEY II* Paul G. Gaffney II		Director	March 2, 2005

/s/ HERBERT C. HOFMANN* Herbert C. Hofmann		Director	March 2, 2005

/s/ ARTHUR L. REBELL* Arthur L. Rebell		Director	March 2, 2005

/s/ RAYMOND S. TROUBH* Raymond S. Troubh		Director	March 2, 2005

*By:	/s/ WILLIAM C. LONG William C. Long Attorney-in-fact

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.1		Indenture, dated as of February 4, 1997, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2		Second Supplemental Indenture, dated as of June 6, 2000, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2000).

4.3		Third Supplemental Indenture, dated as of April 11, 2001, between the Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.4		Fourth Supplemental Indenture, dated as of August 27, 2004, between the Company and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated August 27, 2004).

4.5		Exchange and Registration Rights Agreement, dated August 27, 2004, between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated August 27, 2004).

10.1		Registration Rights Agreement (the ‘Registration Rights Agreement”) dated October 16, 1995 between Loews and the Company (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.2		Amendment to the Registration Rights Agreement, dated September 16, 1997, between Loews and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.3		Services Agreement, dated October 16, 1995, between Loews and the Company (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10	.4+	Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan effective December 17, 1996 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10	.5+	First Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated March 18, 1998 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10	.6+	Second Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated January 1, 2003 (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10	.7+	Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10	.8+	Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-117512 on Form S-8).

10	.9+	Form of Stock Option Certificate for grants to executive officers, other employees and consultants pursuant to the Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 1, 2004).

Exhibit No.		Description

10	.10+	Form of Stock Option Certificate for grants to non-employee directors pursuant to the Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 1, 2004).

12	.1*	Statement re Computation of Ratios.

21	.1*	List of Subsidiaries of the Company.

23	.1*	Consent of Deloitte & Touche LLP.

24	.1*	Powers of Attorney.

31	.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31	.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.
+ Management contracts or compensatory plans or arrangements.