Form 10-Q
period 2005-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2005-04-29
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2005

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........ to ..........

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

      As of April 25, 2005  Common stock, $0.01 par value per share  128,579,668 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                          QUARTER ENDED MARCH 31, 2005

                                                                                                   PAGE NO.
COVER PAGE.......................................................................................     1

TABLE OF CONTENTS................................................................................     2

PART I.  FINANCIAL INFORMATION...................................................................     3

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                   Consolidated Balance Sheets...................................................     3
                   Consolidated Statements of Operations.........................................     4
                   Consolidated Statements of Cash Flows.........................................     5
                   Notes to Unaudited Consolidated Financial Statements..........................     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................    17

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    30

         ITEM 4.  CONTROLS AND PROCEDURES .......................................................    31

PART II.  OTHER INFORMATION......................................................................    31

         ITEM 6.  EXHIBITS.......................................................................    31

SIGNATURES.......................................................................................    32

EXHIBIT INDEX....................................................................................    33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        MARCH 31,      DECEMBER 31,
                                                                         2005             2004
                                                                      -----------      ------------
                                                                      (UNAUDITED)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................     $   242,622      $   266,007
  Investments and marketable securities .........................         702,262          661,849
  Accounts receivable ...........................................         220,221          187,558
  Rig inventory and supplies ....................................          47,636           47,590
  Prepaid expenses and other ....................................          25,462           32,677
                                                                      -----------      -----------
          Total current assets ..................................       1,238,203        1,195,681
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION ......................................       2,129,947        2,154,593
OTHER ASSETS ....................................................          29,420           29,112
                                                                      -----------      -----------
          Total assets ..........................................     $ 3,397,570      $ 3,379,386
                                                                      ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt .............................     $   488,215      $   484,102
  Accounts payable ..............................................          30,099           27,530
  Accrued liabilities ...........................................          74,226           87,614
  Taxes payable .................................................           8,261           14,661
                                                                      -----------      -----------
          Total current liabilities .............................         600,801          613,907
LONG-TERM DEBT ..................................................         709,425          709,413
DEFERRED TAX LIABILITY ..........................................         380,693          369,722
OTHER LIABILITIES ...............................................          58,788           60,516
                                                                      -----------      -----------
          Total liabilities .....................................       1,749,707        1,753,558
                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9) ..........................               -                -

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,               -                -
   none issued and outstanding) .................................

  Common stock (par value $0.01, 500,000,000 shares authorized,
   133,496,468 shares issued and 128,579,668 shares outstanding at March 31, 2005; 133,483,820 shares issued and 128,567,020
   shares outstanding at December 31, 2004) .....................           1,335            1,335
  Additional paid-in capital ....................................       1,264,945        1,264,512
  Retained earnings .............................................         498,465          476,382
  Accumulated other comprehensive losses ........................          (2,469)          (1,988)
  Treasury stock, at cost (4,916,800 shares at March 31, 2005 and
   December 31, 2004) ...........................................        (114,413)        (114,413)
                                                                      -----------      -----------
          Total stockholders' equity ............................       1,647,863        1,625,828
                                                                      -----------      -----------
          Total liabilities and stockholders' equity ............     $ 3,397,570      $ 3,379,386
                                                                      ===========      ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                          STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                   2005              2004
                                                                   ----              ----
REVENUES:
        Contract drilling......................................  $  250,022        $177,240
        Revenues related to reimbursable expenses..............       8,736           6,958
                                                                 ----------        --------
             Total revenues....................................     258,758         184,198
                                                                 ----------        --------

OPERATING EXPENSES:
        Contract drilling......................................     148,214         134,678
        Reimbursable expenses..................................       7,335           6,234
        Depreciation...........................................      45,472          44,520
        General and administrative.............................       9,473           8,789
        Loss (gain) on sale of assets..........................         258            (325)
                                                                 ----------        --------
             Total operating expenses..........................     210,752         193,896
                                                                 ----------        --------

OPERATING INCOME (LOSS)........................................      48,006          (9,698)

OTHER INCOME (EXPENSE):
        Interest income........................................       5,768           1,568
        Interest expense.......................................      (9,567)         (6,354)
        Loss on sale of marketable securities..................      (1,274)            (25)
        Other, net.............................................         425            (154)
                                                                 ----------        --------
INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT..............      43,358         (14,663)

INCOME TAX (EXPENSE) BENEFIT...................................     (13,240)          3,691
                                                                 ----------        --------

NET INCOME (LOSS)..............................................  $   30,118        $(10,972)
                                                                 ==========        ========
INCOME (LOSS) PER SHARE:
        BASIC..................................................  $     0.23        $  (0.08)
                                                                 ==========        ========
        DILUTED................................................  $     0.23        $  (0.08)
                                                                 ==========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
        Shares of common stock.................................     128,573         129,322
        Dilutive potential shares of common stock..............       9,557               -
                                                                 ----------        --------
             Total weighted average shares outstanding.........     138,130         129,322
                                                                 ==========        ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                            2005           2004
                                                                            ----           ----
OPERATING ACTIVITIES:
      Net income (loss).............................................    $     30,118     $ (10,972)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation................................................          45,472        44,520
        Loss (gain) on sale and disposition of assets...............             258          (325)
        Loss on sale of marketable securities, net..................           1,274            25
        Deferred tax provision......................................          10,968        (1,731)
        Accretion of discounts on marketable securities.............          (2,676)       (1,022)
        Amortization of debt issuance costs.........................             284           267
        Amortization of discount on zero coupon convertible
         debentures.................................................           4,113         3,972
      Changes in operating assets and liabilities:
        Accounts receivable.........................................         (33,270)        4,677
        Rig inventory and supplies and other current assets.........           7,169         2,389
        Other assets, non-current...................................            (519)          352
        Accounts payable and accrued liabilities....................         (10,863)        3,319
        Taxes payable...............................................          (6,400)       (3,219)
        Other liabilities, non-current..............................          (1,728)       (3,742)
        Other items, net............................................            (477)          149
                                                                        ------------     ---------
            Net cash provided by operating activities...............          43,723        38,659
                                                                        ------------     ---------

INVESTING ACTIVITIES:
      Capital expenditures..........................................         (21,674)      (23,470)
      Proceeds from sale of assets..................................             590           576
      Proceeds from sale and maturities of marketable securities....       1,418,003       625,515
      Purchases of marketable securities............................      (1,468,651)     (623,461)
      Proceeds from maturities of Australian dollar time deposits...          11,761             -
      Proceeds from settlement of forward contracts.................              46             -
                                                                        ------------     ---------
            Net cash used by investing activities...................         (59,925)      (20,840)
                                                                        ------------     ---------

FINANCING ACTIVITIES:
      Payment of dividends..........................................          (8,035)       (8,083)
      Proceeds from stock options exercised.........................           1,084             -
      Debt issue costs - 5.15% senior notes.........................             (61)            -
                                                                        ------------     ---------
            Net cash used by financing activities...................          (7,012)       (8,083)
                                                                        ------------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................            (171)         (112)
                                                                        ------------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................         (23,385)        9,624
      Cash and cash equivalents, beginning of period................         266,007       106,345
                                                                        ------------     ---------
      Cash and cash equivalents, end of period......................    $    242,622     $ 115,969
                                                                        ============     =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL INFORMATION

      The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as "Diamond Offshore," "we," "us" or "our," should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-13926).

      As of April 25, 2005 Loews Corporation, or Loews, owned 54.5% of our outstanding shares of common stock.

Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

Cash and Cash Equivalents, Marketable Securities and Other Investments

      Short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash are considered cash equivalents.

      Our investments in marketable securities are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in "Interest income." The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in our Consolidated Statements of Operations in "Other income (expense)."

Derivative Financial Instruments

      Our derivative financial instruments include forward currency exchange contracts and a contingent interest provision that is embedded in the 1.5% Convertible Senior Debentures Due 2031, or the 1.5% Debentures, issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

      We paid interest on long-term debt totaling $6.6 million for the three months ended March 31, 2005. We did not make any interest payments on long-term debt during the same period in 2004.

      Our payments of foreign income taxes, net of foreign tax refunds, were $2.7 million and $0.6 million during the three months ended March 31, 2005 and 2004, respectively. We received refunds of U.S. income taxes during the three months ended March 31, 2005 and 2004 of $7.7 million and $0.4 million, respectively.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. We did not capitalize any interest cost during the three months ended March 31, 2005 or 2004.

Debt Issuance Costs

      Debt issuance costs are included in our Consolidated Balance Sheets in "Other assets" and are amortized over the respective terms of the related debt.

Treasury Stock

      Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in our Consolidated Balance Sheets. We did not purchase any treasury stock during the quarters ended March 31, 2005 or 2004.

Comprehensive Income (Loss)

      A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                                      2005          2004
                                                      ----          ----
                                                         (IN THOUSANDS)
Net income (loss) .............................     $ 30,118      $(10,972)
Other comprehensive gains (losses), net of tax:
   Foreign currency translation (loss) gain ...         (457)          286
   Unrealized holding gain on investments .....           21           460
   Reclassification adjustment for gain
     included in net income (loss) ............          (45)          (28)
                                                    --------      --------
Comprehensive income (loss) ...................     $ 29,637      $(10,254)
                                                    ========      ========

Currency Translation

      Our primary functional currency is the U.S. dollar. Certain of our subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at period-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in our Consolidated Balance Sheets in "Accumulated other comprehensive losses." Currency transaction gains and losses are included in our Consolidated Statements of Operations in "Other income (expense)." Re-measurement translation gains and losses of subsidiaries operating in hyperinflationary economies, when applicable, are included in operating results.

Stock-Based Compensation

      Our Amended and Restated 2000 Stock Option Plan is accounted for in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted to our employees under the plan. If compensation expense had been recognized for stock options granted to our employees based on the fair value of the options at the grant dates, valued using the Binomial Option pricing model, our net income (loss) and earnings
(loss) per share would have been as follows:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                          ---------
                                                                      2005           2004
                                                                      ----           ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported ................................     $   30,118      $  (10,972)
   Add:  Stock-based employee compensation expense
   included in reported net income (loss), net of
   related tax effects .......................................              -               -
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effects ................................           (311)           (311)
                                                                   ----------      ----------
Pro forma net income (loss) ..................................     $   29,807      $  (11,283)
                                                                   ==========      ==========

Earnings (loss) per share of common stock:
   As reported ...............................................     $     0.23      $    (0.08)
   Pro forma .................................................     $     0.23      $    (0.09)

Earnings (loss) per share of common stock - assuming dilution:
   As reported ...............................................     $     0.23      $    (0.08)
   Pro forma .................................................     $     0.22      $    (0.09)


Revenue Recognition

      Revenue from our dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 we changed our accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If we had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

      We record reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement, for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in our Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

      In December 2004 the Financial Accounting Standards Board revised Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," or SFAS 123 (R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 (R) was originally effective as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123 (R) for registrants such as us until the beginning of the first fiscal year beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123 (R). We do not expect adoption of SFAS 123 (R) to have a material impact on our consolidated results of operations, financial position or cash flows.

2.  EARNINGS (LOSSES) PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                         THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                        2005          2004
                                                        ----          ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Net income (loss) - basic (numerator): ........     $  30,118     $ (10,972)
      Effect of dilutive potential shares
           1.5% Debentures ......................         1,170             -
           Zero Coupon Debentures ...............             -             -
                                                      ---------     ---------

Net income (loss) including conversions - diluted
(numerator) .....................................     $  31,288     $ (10,972)
                                                      =========     =========

  Weighted average shares - basic (denominator):        128,573       129,322
      Effect of dilutive potential shares
           1.5% Debentures ......................         9,383             -
           Zero Coupon  Debentures ..............             -             -
           Stock options ........................           174             -
                                                      ---------     ---------
  Weighted average shares including conversions-
   diluted (denominator)                                138,130       129,322
                                                      =========     =========
  Earnings (losses) per share:
           Basic ................................     $    0.23     $   (0.08)
                                                      =========     =========
           Diluted ..............................     $    0.23     $   (0.08)
                                                      =========     =========

      The computation of diluted earnings per share, or EPS, for the quarters ended March 31, 2005 and 2004 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures. The computation of diluted EPS for the quarter ended March 31, 2004 also excludes approximately 9.4 million potentially dilutive shares issuable upon conversion of our 1.5% Debentures. The inclusion of such shares from the Zero Coupon Debentures in the EPS computations for the quarters ended March 31, 2005 and 2004 would be antidilutive. The shares from our 1.5% Debentures were not included in the EPS computation for the quarter ended March 31, 2004 because there was a net loss for the period.

      For the quarter ended March 31, 2004, we excluded stock options representing 338,150 shares of common stock from the computation of diluted EPS because the options' exercise prices were higher than the average market price per share of our common stock. We also excluded stock options representing 256,250 shares of our common stock with an average market price in excess of their exercise prices from the computation of diluted EPS for the quarter ended March 31, 2004 because potential shares of common stock are not included when a loss from continuing operations exists.

      For the quarter ended March 31, 2005, we did not have any antidilutive stock options which were excluded from the computation of diluted EPS for the period.

3. INVESTMENTS AND MARKETABLE SECURITIES

      We report investments as current assets in our Consolidated Balance Sheets in "Investments and marketable securities," representing our investment of cash available for current operations. At December 31, 2004, "Investments and marketable securities" also included $11.6 million of time deposits (converted from 15.0 million Australian dollars) which matured through March 2005. These securities did not meet the definition of debt securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and were therefore carried at cost, which we determined to approximate fair value.

      Our investments in marketable securities are classified as available for sale and are summarized as follows:

                                                        MARCH 31, 2005
                                                        --------------
                                               AMORTIZED    UNREALIZED    MARKET
                                                 COST       GAIN (LOSS)    VALUE
                                                 ----       -----------   ------
                                                         (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:

     Due within one year ..................    $699,387      $     64    $699,451
     Mortgage-backed securities ...........       2,773            38       2,811
                                               --------      --------    --------
     Total ................................    $702,160      $    102    $702,262
                                               ========      ========    ========

                                                        DECEMBER 31,2004
                                                        ----------------
                                               AMORTIZED    UNREALIZED      MARKET
                                                 COST       GAIN (LOSS)     VALUE
                                                 ----       -----------     ------
                                                         (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:

     Due within one year ..................     $498,011     $    189      $498,200
     Due within one year through
       five years .........................      148,877         (119)      148,758
     Mortgage-backed securities ...........        3,221           68         3,289
                                                --------     --------      --------
     Total ................................     $650,109     $    138      $650,247
                                                ========     ========      ========

      At December 31, 2004, we held one investment in marketable securities, a treasury note purchased on December 15, 2004 ($150 million face value), that was in an unrealized loss position as a result of interest rate changes. Based on our ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, we did not consider this investment to be other-than-temporarily impaired at December 31, 2004. We subsequently sold this treasury note during the quarter ended March 31, 2005 at a $0.5 million loss.

      Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

                                             THREE MONTHS ENDED
                                                MARCH 31,
                                                ---------
                                          2005             2004
                                          ----             ----
                                              (IN THOUSANDS)
Proceeds from sales................   $  1,368,003      $      515
Proceeds from maturities ..........         50,000         625,000
Gross realized gains ..............             77               -
Gross realized losses .............         (1,351)            (25)

4.  DERIVATIVE FINANCIAL INSTRUMENTS

Forward Currency Exchange Contracts

      Our international operations expose us to foreign exchange risk, primarily associated with our costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. When possible, we utilize a technique for minimizing our foreign exchange risk by structuring customer contracts to provide for payment in both the U.S. dollar and the foreign currency. The payment portion denominated in the foreign currency is based on our anticipated foreign currency requirements over the contract term. In some instances, when customer contracts cannot be structured to generate a sufficient amount of foreign currency for operating purposes, we may use a foreign exchange forward contract to minimize the forward exchange risk. A forward currency exchange contract obligates a contract holder to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

      In February 2005, we entered into forward currency exchange contracts requiring us to purchase the equivalent of approximately $3.0 million in Mexican pesos monthly, beginning in March 2005 through May 2005. Our first forward exchange contract was settled in February 2005, resulting in approximately a $46,000 gain. These forward contracts are derivatives as defined by SFAS No. 133, "Accounting for Derivatives and Hedging Activities," or SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. SFAS 133 further provides specific criteria necessary for a derivative to qualify for hedge accounting. The forward contracts entered into in 2005 did not qualify for hedge accounting. We recorded a pre-tax gain of $0.1 million in our Consolidated Statement of Operations for the quarter ended March 31, 2005 in "Other income (expense)" to adjust the carrying value of these derivative financial instruments to their fair value.

Contingent Interest

      Our 1.5% Debentures, of which an aggregate principal amount of $460.0 million are outstanding, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2004 or at March 31, 2005.

5.  DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                           MARCH 31,      DECEMBER 31,
                                                            2005             2004
                                                            ----             ----
                                                                (IN THOUSANDS)
Drilling rigs and equipment ........................     $ 3,545,648      $ 3,529,593
Construction work-in-progress ......................           4,045                -
Land and buildings .................................          15,978           15,770
Office equipment and other .........................          23,413           22,895
                                                         -----------      -----------
    Cost ...........................................       3,589,084        3,568,258
Less: accumulated depreciation .....................      (1,459,137)      (1,413,665)
                                                         -----------      -----------
    Drilling and other property and equipment,
       net .........................................     $ 2,129,947      $ 2,154,593
                                                         ===========      ===========

      Construction work-in-progress at March 31, 2005 consisted of costs related to the major upgrade of the Ocean Endeavor to ultra-deepwater service, which we expect to be completed in approximately two years.

6. GOODWILL

      Goodwill from the merger with Arethusa (Off-Shore) Limited, or Arethusa, in 1996 was generated from an excess of the purchase price over the net assets acquired.

      During the quarter ended March 31, 2004, an adjustment of $3.4 million was recorded to reduce goodwill for tax benefits not previously recognized for the excess of tax deductible goodwill over book goodwill. Our goodwill balance was zero at March 31, 2005 and December 31, 2004.

7.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                       MARCH 31,  DECEMBER 31,
                                         2005        2004
                                         ----        ----
                                          (IN THOUSANDS)
Payroll and benefits ..............     $27,990     $26,221
Personal injury and other claims...       8,400       8,076
Interest payable ..................       4,530       5,938
Deferred revenue ..................       3,954       6,514
Accrued project expenses ..........       5,264      14,920
Other .............................      24,088      25,945
                                        -------     -------
          Total ...................     $74,226     $87,614
                                        =======     =======

8. LONG-TERM DEBT

      The holders of our Zero Coupon Debentures have the right to require us to repurchase the debentures on June 6, 2005, June 6, 2010 and June 6, 2015 at their accreted value through the date of repurchase. We may pay such repurchase price with either cash or shares of our common stock or a combination thereof. As of March 31, 2005 the aggregate accreted value of the outstanding Zero Coupon Debentures was $475.4 million. Because the holders of these debentures have the right to require us to repurchase the debentures in 2005, the aggregate accreted value is classified as a current liability in our Consolidated Balance Sheet at March 31, 2005.

     On June 6, 2005, the aggregate accreted value of the Zero Coupon Debentures currently outstanding will be approximately $478 million.

9. COMMITMENTS AND CONTINGENCIES

      Various claims have been filed against us in the ordinary course of business, including claims by offshore workers alleging personal injuries. Management believes that we have established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of our management, no pending or threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      Litigation. In January 2005, we were notified that we had been named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that the Ocean America had damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan in September 2004. The lawsuit alleges that on or about September 15, 2004 the Ocean America broke free from its moorings and, as the rig drifted, its anchor, wire cable and other parts struck and damaged various components of the Canyon Express Common System curtailing its supply of natural gas to, and preventing production from, several fields. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys fees and costs. The lawsuit has been filed but has not been formally served on us. We do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have given notice to our insurance underwriters that a potential loss may exist with respect to this incident. Our deductible for this type of loss is $2 million.

      During the third quarter of 2004, we were notified that some of our subsidiaries had been named, along with other defendants, in several complaints that had been filed in the Circuit Courts of the State of Mississippi by approximately 800 persons alleging that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints also named as defendants over 25 other companies that are not affiliated with us. The complaints alleged that the defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case and the several other offshore drilling companies named as defendants, that such defendants allowed such drilling mud to have been utilized aboard their offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. To date, we have been served with 29 complaints, of which 13 complaints were filed against Arethusa Off-Shore Company and 16 complaints were filed against Diamond Offshore (USA), Inc. (now known as Diamond Offshore (USA) L.L.C. and formerly known as Odeco Drilling, Inc.). We recently filed motions to dismiss each of these cases based upon a number of legal grounds, including naming improper parties. In April 2005 the plaintiffs agreed to dismiss, with prejudice, all 13 complaints filed against Arethusa Off-Shore Company after we demonstrated that the claims could not be maintained against us or any of our subsidiaries. In addition, we expect to receive complete defense and indemnity for the remaining 16 complaints from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. Accordingly, we are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

      Various other claims have been filed against us in the ordinary course of business. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," we have assessed each claim or exposure to determine the likelihood that the resolution of the matter might ultimately result in an adverse effect on our financial condition, results of operations or cash flows. When we determine that an unfavorable resolution of a matter is probable and such amount of loss can be determined, we record a reserve for the estimated loss at the time that both of these criteria are met. At March 31, 2005, our loss reserves related to our Brazilian operations aggregated $13.0 million, of which $0.7 million and $12.3 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $13.0 million at December 31, 2004, of which $0.9 million was recorded in "Accrued liabilities" and $12.1 million was recorded in "Other liabilities" in our Consolidated Balance Sheets.

      We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.

      Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims that are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At March 31, 2005, our estimated liability for personal injury claims was $34.6 million, of which $8.4 million and $26.2 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. At December 31, 2004, we had recorded loss reserves for personal injury claims aggregating $33.4 million, of which $8.0 million and $25.4 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

     -    the severity of personal injuries claimed,

     -    significant changes in the volume of personal injury claims,

     - the unpredictability of legal jurisdictions where the claims will ultimately be litigated,

     -    inconsistent court decisions and

     - the risks and lack of predictability inherent in personal injury litigation.

10. SEGMENTS AND GEOGRAPHIC AREA ANALYSIS

      We report our operations as one reportable segment, contract drilling of offshore oil and gas wells. Although we provide contract drilling services from different types of offshore drilling rigs and provides such services in many geographic locations, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers for such services.

Contract Drilling Services

      Revenues from customers for contract drilling and similar services by equipment-type are listed below:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
                                                           2005           2004
                                                         ---------     ----------
                                                             (IN THOUSANDS)

High Specification Floaters.......................       $  94,111     $   64,752
Other Semisubmersibles............................          94,981         71,135
Jack-ups..........................................          60,704         40,819
Other.............................................             226            534
                                                         ---------     ----------
   Total Contract Drilling Revenues...............         250,022        177,240
Revenues Related to Reimbursable Expenses.........           8,736          6,958
                                                         ---------     ----------
        Total revenues............................       $ 258,758     $  184,198
                                                         =========     ==========

Geographic Areas

      At March 31, 2005 our drilling rigs were located offshore 11 countries other than the United States. As a result, we are exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                          ------------------------
                                            2005           2004
                                          ---------     ----------
                                              (IN THOUSANDS)

United States.....................        $ 131,291     $   77,710
Foreign:
   South America..................           27,569         31,480
   Europe/Africa..................           18,274         13,899
   Australia/Asia.................           60,570         39,736
   Mexico.........................           21,054         21,373
                                          ---------     ----------
        Total revenues............        $ 258,758     $  184,198
                                          =========     ==========

11. INCOME TAXES

      Income tax (expense) benefit is a function of the mix between our domestic and international pre-tax earnings (losses), as well as the mix of international tax jurisdictions in which we operate. Income tax expense of $13.2 million was recognized on pre-tax income of $43.4 million for the three months ended March 31, 2005 compared to an income tax benefit of $3.7 million on a pre-tax loss of $14.7 million for the comparable period in 2004.

      Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island corporation which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no

U.S tax expense or benefit was recognized on these earnings or losses during 2005 and 2004. Our estimated annual effective rate was 28.0% as of March 31, 2005 and 25.2% as of March 31, 2004.

      Tax expense for the three months ended March 31, 2005 also included $0.2 million related to a settlement of a tax dispute in East Timor and a $0.9 million adjustment related to finalizing prior year tax returns in the U.K. This additional expense is not included in the current year estimated annual effective tax rate of 28.0%.

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

      Components of net periodic benefit costs were as follows:

                                                  MARCH 31,
                                               --------------
                                                2005     2004
                                               -----    -----
                                               (IN THOUSANDS)

Interest cost.............................     $ 260    $ 255
Expected return on plan assets............      (316)    (297)
Amortization of unrecognized loss.........        76       77
                                               -----    -----
Net periodic pension expense..............     $  20    $  35
                                               =====    =====

      During 2004 we made a voluntary contribution to the plan of $0.2 million. We do not expect to make a contribution to our pension plan in 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements (including the Notes thereto) included elsewhere in this report. References to "Diamond Offshore," "we," "us" or "our" mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

      We are a leader in deep water drilling with a fleet of 45 offshore drilling rigs. Our fleet consists of 30 semisubmersibles, 14 jack-ups and one drillship.

OVERVIEW

RESULTS OF OPERATIONS AND INDUSTRY CONDITIONS

      The overall market for our mid and deepwater semisubmersible rigs continues to reflect the steady improvement that began in the third quarter of 2004. Solid demand for all classes of offshore drilling rigs in the face of tight supply is continuing to lift dayrates around the world.

      Gulf of Mexico. In the U.S. Gulf of Mexico, or GOM, the most recent commitments for our deepwater (high-specification) floaters have reached as high as $172,500 per day for the Ocean Star for work beginning in the third quarter of 2005 and extending into the third quarter of 2006. This contrasts with an average dayrate of $60,000 that the Ocean Star was earning in the third quarter of 2004. All six of our deepwater semisubmersible rigs are currently contracted with backlog extending at least until the third quarter of 2005 at improving dayrates. In addition, the most recent commitments for our four mid-water semisubmersibles operating in the U.S. GOM have reached as high as $125,000 per day for both the Ocean Voyager and the Ocean Concord for work beginning in the third quarter of 2005. The Ocean Voyager was cold-stacked during most of the third quarter of 2004, while the Ocean Concord was in a shipyard for inspections and related repairs. Backlog is also building in this market at improving dayrates. In addition, in February 2005 we signed an agreement under which the Ocean Baroness, one of our deepwater rigs, will begin mobilizing to the U.S.
GOM from Indonesia for a term of one year at a dayrate of $200,000. The term of work is expected to begin early in the fourth quarter of 2005. We continue to view the deepwater and mid-water markets in the U.S. GOM as under-supplied, and believe that additional improvement in utilization, backlog and dayrates is likely in these market segments during 2005.

      Our jack-up fleet in the U.S. GOM also continued to experience high utilization and improving dayrates during the first quarter of 2005. We view the jack-up market in the U.S. GOM as under-supplied, with effective utilization near 100 percent and demand exceeding supply. As a result, we believe the market and dayrates for this class of equipment could improve further during 2005.

      In the Mexican GOM, our four semisubmersible rigs remain under long-term contracts that extend into late 2006 and early 2007. We view the market for the Mexican GOM as in balance and expect it to remain so this year.

      Brazil. All four of our rigs operating in Brazil have contracts that expire late in 2005 or early in 2006. These units were contracted prior to the mid-year 2004 market improvement, and we are currently involved in negotiations to obtain new contracts for all four rigs that reflect current market conditions. We view the Brazilian semisubmersible market as improving and expect that trend to continue during 2005.

      North Sea. Drilling activity in both the U.K. and Norwegian sectors of the North Sea has mirrored that in the U.S. GOM since mid-2004. Effective utilization remains near 100 percent. All four of our rigs operating in the North Sea have term contracts extending at least through 2005. We believe this market will remain firm throughout the balance of 2005 with higher dayrates likely.

      Australia/Asia. We currently have seven semisubmersible rigs and one jack-up rig operating in the Australian/Asian market under contracts or commitments for work extending at least into mid-2005 at favorable and increasing dayrates. One of our jack-up units, Ocean Heritage, is mobilizing from India to Qatar where the unit will operate under an approximately seven-month agreement at a dayrate of $71,000. We view demand in the Australian/Asian market as increasing, which we expect to result in higher utilization and dayrates.

GENERAL

      Revenues. Our revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, we may mobilize our rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, we may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively. The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well, reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within our control and are difficult to predict with any degree of specificity beyond broad market trends.

      Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 we changed our accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If we had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

      We record reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement, for the gross amount billed to the customer, as "Revenues related to reimbursable expenses" in our Consolidated Statements of Operations.

      Operating Income. Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, we are responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, we may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. We recognize, as incurred, operating expenses such as inspections, painting projects and routine overhauls that meet certain criteria and which maintain rather than upgrade our rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

      Operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey, that are due every five years for all of our rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

CRITICAL ACCOUNTING ESTIMATES

      Our significant accounting policies are included in Note 1 of our Notes to Unaudited Consolidated Financial Statements in Item 1 of this report. Management's judgments, assumptions and estimates are inherent in the preparation of our financial statements and the application of its significant accounting policies. We believe that our most critical accounting estimates are as follows:

      Property, Plant and Equipment. Drilling and other property and equipment is carried at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives. Our management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these judgments, assumptions and estimates could produce results that differ from those reported.

      We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We utilize a probability-weighted cash flow analysis in testing an asset for potential impairment. The assumptions and estimates underlying this analysis include:

      -     dayrate by rig,

      - utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used),

      - the per day operating cost for each rig if active, ready stacked or cold stacked and

      -     salvage value for each rig.

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

      At March 31, 2005, there were no changes in circumstances that indicated that the carrying value of our property and equipment, primarily drilling equipment, may not be recoverable.

      Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

      Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each personal injury claim by evaluating the existing facts and circumstances and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims which are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At March 31, 2005, our estimated liability for personal injury claims was $34.6 million. The eventual settlement or adjudication of these claims could differ materially from the estimated amounts due to uncertainties such as:

      -     the severity of personal injuries claimed,

      -     significant changes in the volume of personal injury claims,

      - the unpredictability of legal jurisdictions where the claims will ultimately be litigated,

      -     inconsistent court decisions and

      - the risks and lack of predictability inherent in personal injury litigation.

      Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, "Accounting for Income Taxes," which requires the recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in our financial statements or tax returns. In each of our tax jurisdictions we recognize a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets are reduced by a valuation allowance, if necessary, which is determined by the amount of any tax benefits that, based on available evidence, are not expected to be realized under a "more likely than not" approach. For interim periods, we estimate our annual effective tax rate by forecasting our annual income before income tax, taxable income and tax expense in each of our tax jurisdictions. We make judgments regarding future events and related estimates especially as they pertain to forecasting of our effective tax rate, the potential realization of deferred tax assets such as utilization of foreign tax credits, and exposure to the disallowance of items deducted on tax returns upon audit.

      Certain of our foreign tax credit carryforwards are scheduled to expire in 2011. Although we intend to make use of all available tax planning strategies in order to be able to utilize these carryforwards, under the "more likely than not" approach of evaluating the associated deferred tax asset we determined that a valuation allowance was necessary. At March 31, 2005, our valuation allowance related to the potential realization of deferred tax assets was $10.3 million.

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

      Comparative data relating to our revenues and operating expenses by equipment type are listed below. Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -----------------------      FAVORABLE/
                                                        2005         2004        (UNFAVORABLE)
                                                     ---------     ---------     -------------
                                                                  (In thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters.................       $  94,111     $  64,752     $      29,359
  Other Semisubmersibles......................          94,981        71,135            23,846
  Jack-ups....................................          60,704        40,819            19,885
  Other.......................................             226           534              (308)
                                                     ---------     ---------     -------------
  TOTAL CONTRACT DRILLING REVENUE.............       $ 250,022     $ 177,240     $      72,782
                                                     =========     =========     =============

  REVENUES RELATED TO REIMBURSABLE EXPENSES...       $   8,736     $   6,958     $       1,778

CONTRACT DRILLING EXPENSE
  High Specification Floaters.................       $  44,034     $  42,470     $      (1,564)
  Other Semisubmersibles......................          75,093        62,992           (12,101)
  Jack-ups....................................          27,906        27,937                31
  Other.......................................           1,181         1,279                98
                                                     ---------     ---------     -------------
  TOTAL CONTRACT DRILLING EXPENSE.............       $ 148,214     $ 134,678     $     (13,536)
                                                     =========     =========     =============

  REIMBURSABLE EXPENSES.......................       $   7,335     $   6,234     $      (1,101)

OPERATING INCOME (LOSS)
  High Specification Floaters.................       $  50,077     $  22,282     $      27,795
  Other Semisubmersibles......................          19,888         8,143            11,745
  Jack-ups....................................          32,798        12,882            19,916
  Other.......................................            (955)         (745)             (210)
  Reimbursable expenses, net..................           1,401           724               677
  Depreciation................................         (45,472)      (44,520)             (952)
  General and administrative expense..........          (9,473)       (8,789)             (684)
  (Loss) gain on sale of assets...............            (258)          325              (583)
                                                     ---------     ---------     -------------
  TOTAL OPERATING INCOME (LOSS)...............       $  48,006     $  (9,698)    $      57,704
                                                     =========     =========     =============

High Specification Floaters.

      Revenues. Revenues from our high specification floaters (deepwater semisubmersibles) increased $29.4 million during the quarter ended March 31, 2005 compared to the same period in 2004.

      The average operating dayrate for our rigs in this category rose to $108,500 during the first quarter of 2005 from $92,600 during the first quarter of 2004, which generated an additional $14.3 million in revenue in the first three months of 2005 compared to the same period in 2004. All but two of our higher specification floaters operated under contracts with higher average dayrates during the first quarter of 2005, as compared to the first quarter of 2004, as a result of the improving deepwater market. Average dayrates for four of these rigs in 2005 increased 30% or more over average dayrates earned during the first quarter of 2004.

      In addition, utilization for our deepwater fleet improved to 96% during the first quarter of 2005 from 77% during the same period in 2004, which generated $15.1 million in additional revenues in the first quarter of 2005. Utilization improved in the first quarter of 2005 compared to the same quarter of 2004 for:

      - the Ocean Star, which was ready-stacked on location for nearly all of the first quarter of 2004;

      - the Ocean Confidence, which had approximately three weeks of unpaid downtime for repairs during the first quarter of 2004;

      - the Ocean America, which entered a shipyard in March 2004 to begin a 5-year survey and upgrade;

      - the Ocean Alliance, which was in a shipyard for approximately one month during the first quarter of 2004 for a 5-year survey; and

      - the Ocean Quest, which was ready-stacked approximately one month during the first quarter of 2004.

      All of these rigs operated under contract for all or most of the first quarter of 2005.

      Contract Drilling Expense. Contract drilling expense for deepwater semisubmersibles increased $1.6 million for the quarter ended March 31, 2005 compared to the same period in 2004 primarily due to:

      - rental of anchor chain for the Ocean America to replace owned equipment that was lost during Hurricane Ivan in the third quarter of 2004;

      - higher normal operating expenses for the Ocean Alliance, which was working the majority of the first quarter of 2005 compared to being in a shipyard during the same period of 2004; and

      - higher routine maintenance and repair costs for the Ocean Clipper and the Ocean Quest during the first quarter of 2005.

      Partially offsetting the higher contract drilling expenses were lower inspection and other related expenses for the Ocean Alliance and the Ocean America and lower non-reimbursable fuel charges for the Ocean Alliance during the first three months of 2005.

Other Semisubmersibles.

      Revenues. Revenues generated by our other (or mid-water) semisubmersibles for the quarter ended March 31, 2005 increased $23.8 million compared to the same period in 2004.

      Utilization for our rigs in the mid-water market improved for the first quarter of 2005, compared to the same period in 2004, resulting in an additional $11.7 million in revenue. Average utilization increased from 73% for the first quarter of 2004 to 83% (excluding the Ocean Liberator, which is being marketed for sale, and the Ocean Endeavor, which is undergoing a major upgrade) for the first quarter of 2005. Utilization improved for:

      - the Ocean Voyager, which was cold-stacked the entire first quarter of 2004;

      - the Ocean Patriot, which worked only one month during the first quarter of 2004;

      - the Ocean Concord and the Ocean Winner, each of which spent part of the first quarter of 2004 in a shipyard for 5-year surveys; and

      - the Ocean Vanguard, which was ready-stacked the entire first quarter of 2004.

      Excluding the Ocean Vanguard, each of these rigs worked all or most of the first quarter of 2005. The Ocean Vanguard was undergoing repairs for all but 12 days in the first quarter of 2005.

      The overall improvement in utilization was partially offset by the Ocean Epoch, which mobilized to a shipyard in Singapore for inspections and to prepare for an upcoming contract during the first quarter of 2005. This drilling unit operated throughout the same period in 2004.

      Average dayrates for our fleet of mid-water semisubmersibles increased from $55,200 in the first quarter of 2004 to $64,900 in the first quarter of 2005, in response to the improving mid-water market. Contracts in 2005 for many of our rigs operating in both the first quarter of 2005 and 2004 were renegotiated or initiated at higher rates than those previously contracted for in 2004. This favorable trend in average dayrates resulted in $11.2 million in additional revenues in the first three months of 2005, as compared to the same period in 2004.

      Additionally, in the first quarter of 2005 we amortized $2.1 million in deferred mobilization fees received for the Ocean Patriot's 2004 mobilization from South Africa to New Zealand and the Bass Strait.

      Contract Drilling Expense. Contract drilling expense for our mid-water semisubmersibles increased $12.1 million during the first quarter of 2005 compared to the same period in 2004 primarily due to:

      - normal operating costs for the Ocean Vanguard and the Ocean Voyager during the first quarter of 2005, as compared to reduced costs during the comparable period of 2004 when the Ocean Vanguard was ready-stacked in the U.K. and the Ocean Voyager was cold-stacked in the U.S. GOM until the fourth quarter of 2004;

      - amortization of $2.1 million in deferred mobilization costs for the Ocean Patriot during the first quarter of 2005;

      - inspection costs for the Ocean Epoch during the first three months of 2005 in addition to normal operating expenses; and

      - higher labor costs for the Ocean Nomad, the Ocean Guardian and the Ocean Princess associated with mandated labor benefits legislated in the U.K. and the effect of the U.S. dollar weakening against the British pound sterling during the first quarter of 2005, as compared to the same period in 2004.

      Partially offsetting these higher expenses were lower comparative expenses during the first quarter of 2005 for:

      - additional mobilization and 5-year survey costs for the Ocean Concord during the first quarter of 2004, compared to normal operating costs incurred during the first quarter of 2005; and

      - the Ocean Nomad, which incurred additional costs to mobilize from the U.K. to South Africa in mid-January 2004, as compared to normal operating costs during the same period of 2005.

Jack-Ups.

      Revenues. Revenues for our jack-up fleet increased $19.9 million during the first quarter of 2005 compared to the same quarter in 2004.

      Improvements in average operating dayrates contributed $12.1 million to the overall revenue increase as average operating dayrates rose from $36,000 during the first quarter of 2004 to $47,900 during the same period of 2005. All of our operating jack-up rigs experienced an increase in average operating dayrate reflecting the continuing improvement in the jack-up market.

      Additionally, we recognized $2.6 million in deferred mobilization revenue during the first quarter of 2005 related to the mobilizations of:

      -     the Ocean Sovereign from Singapore to Bangladesh and

      -     the Ocean Heritage to India in the latter part of 2004.

      In response to the improvement in the jack-up market, utilization for our jack-up fleet rose to 96% for the first quarter of 2005, as compared to 85% for the comparable period in 2004, generating an additional $5.6 million in revenue in the first quarter of 2005 compared to the first quarter of 2004. The improvement in utilization for the first quarter of 2005 is primarily the result of the reactivation from cold-stack status of the Ocean Champion in the third quarter of 2004 and operation of the Ocean Columbia, Ocean Nugget and Ocean Titan, which were in shipyards for all or part of the first quarter of 2004 for inspections and related repairs and a cantilever upgrade in the case of the Ocean Titan. These favorable utilization trends in 2005 were partly offset by lower utilization for the Ocean Warwick, which was in a shipyard for hurricane repairs during January 2005.

      Contract Drilling Expense. Contract drilling expense for our jack-up fleet for the first quarter of 2005 was consistent with operating costs incurred during the same period in 2004. Lower reactivation and inspection costs in the first quarter of 2005, as compared to the same period in 2004, were mostly offset by higher labor costs as a result of the reactivation of the Ocean Champion in the third quarter of 2004 and, to a lesser extent, a December 2004 wage increase for all rig-based personnel, as well as higher supply and maintenance costs resulting from the continued high utilization of our fleet in this market. We also incurred mobilization costs in the first quarter of 2004 to relocate the Ocean Heritage from a shipyard in Singapore to Ecuador where it operated under contract until late August 2004.

Reimbursable expenses, net.

      Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.4 million and $0.7 million for the quarters ended March 31, 2005 and 2004, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.

Depreciation.

      Depreciation expense increased $1.0 million to $45.5 million in the first quarter of 2005 compared to $44.5 million in the first quarter of 2004 primarily due to depreciation associated with capital additions in 2004 and the first quarter of 2005, partially offset by lower depreciation for the Ocean Liberator, which we removed from our actively-marketed fleet in December of 2004 and are marketing for sale.

General and Administrative Expense.

      General and administrative expense for the quarter ended March 31, 2005 of $9.5 million increased from $8.8 million for the same period in 2004. This increase was primarily due to higher payroll costs, engineering consulting fees, higher external audit fees and other costs related to compliance with the Sarbanes-Oxley Act of 2002.

Interest Income.

      We earned interest income of $5.8 million during the first quarter of 2005 compared to interest income of $1.6 million in the same period of 2004. The $4.2 million increase in interest income is primarily the result of higher interest rates earned on cash and marketable securities in the first three months of 2005 compared to the same period in 2004, as well as the inclusion of interest earned on higher cash and investment balances in 2005, as compared to 2004, reflecting an increase in cash available for investments related to the issuance of $250 million principal amount of our 5.15% Senior Notes Due September 1, 2014, or the 5.15% Senior Notes, in August 2004.

Interest Expense.

      Interest expense of $9.6 million during the first quarter of 2005 was $3.2 million higher than interest expense of $6.4 million in the same period in 2004 primarily from interest expense on our 5.15% Senior Notes.

Loss on Sale of Marketable Securities.

      Sales of marketable securities in the first quarter of 2005 resulted in net losses of $1.3 million compared to a loss of $25,000 for the same period in 2004. See Note 3, "Marketable Securities," in Item 1 of this report.

Income Tax (Expense) Benefit.

      Income tax (expense) benefit is a function of the mix between our domestic and international pre-tax earnings (losses), as well as the mix of international tax jurisdictions in which we operate. Income tax expense of $13.2 million was recognized on pre-tax income of $43.4 million for the three months ended March 31, 2005 compared to an income tax benefit of $3.7 million on a pre-tax loss of $14.7 million for the comparable period in 2004.

      Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island corporation which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no

U.S. tax expense or benefits were recognized on these earnings or losses during 2005 and 2004. Our estimated annual effective rate was 28.0% as of March 31, 2005 and 25.2% as of March 31, 2004.

      Tax expense for the three months ended March 31, 2005 also included $0.2 million related to a settlement of a tax dispute in East Timor and a $0.9 million adjustment related to finalizing prior year tax returns in the U.K. This additional expense is not included in the current year estimated annual effective tax rate of 28.0%.

OPERATIONS OUTSIDE THE UNITED STATES

      Our non-U.S. operations are subject to certain political, economic and other uncertainties not normally encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect our non-U.S. operations or the international offshore contract drilling industry. Our operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

      We operate four of our semisubmersible rigs offshore Mexico for Pemex-Exploracion y Produccion, the national oil company of Mexico. The terms of these contracts expose us to greater risks than we normally assume, such as exposure to greater environmental liability. While we believe that the financial terms of the contracts and our operating safeguards in place mitigate these risks, there can be no assurance that our increased risk exposure will not have a negative impact on our future operations or financial results.

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity and capital resources are our cash flows from operations, proceeds from the issuance of debt securities and other borrowings and our cash reserves. At March 31, 2005 we had $242.6 million in "Cash and cash equivalents" and $702.3 million in "Investments and marketable securities," representing our investment of cash available for current operations.

      Cash Flows from Operations. We operate in an industry that has been, and is expected to continue to be, extremely competitive and highly cyclical. Our cash flows from operations are a function of the dayrates we receive for our drilling rigs, as well as the utilization of these rigs. These factors are not within our control and are difficult to predict with any degree of specificity. For a description of other factors that could affect our cash flows from operations, see "- Overview - Results of Operations and Industry Conditions" and " - Forward-Looking Statements."

      Shelf Registration. We have the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a shelf registration statement. In addition, we may issue, from time to time, up to eight million shares of common stock, shares which are registered under an acquisition shelf registration statement (upon effectiveness of an amendment thereto reflecting the effect of the two-for-one stock split declared in July
1997), in connection with one or more acquisitions by us of securities or assets of other businesses.

LIQUIDITY AND CAPITAL REQUIREMENTS

      Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures and debt service requirements. Cash required to meet our capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating our ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of our management that our operating cash flows and cash reserves will be sufficient to meet these capital commitments; however, we will continue to make periodic assessments based on industry conditions. In addition, we may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to effect any such issuance will be dependent on the results of our operations, our current financial condition, current market conditions and other factors which are beyond our control.

      We believe that we have the financial resources needed to meet our business requirements in the foreseeable future, including capital expenditures for rig upgrades and continuing rig enhancements, and working capital requirements.

Contractual Cash Obligations.

      As of March 31, 2005, we had purchase obligations aggregating approximately $169 million related to the major upgrade of the Ocean Endeavor. We had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2005, except for those related to our direct rig operations, which arise during the normal course of business.

      Payments on certain of our long-term debt, including interest, could be accelerated due to certain rights that holders of our debentures have to put the securities to us. The holders of our Zero Coupon Debentures due 2020, or Zero Coupon Debentures, have the right to require us to repurchase the debentures on June 6, 2005, June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. We may pay such repurchase price with either cash or shares of our common stock or a combination of cash and shares of common stock. Based on the redemption price of $594.25 per debenture on June 6, 2005, as of that date the Zero Coupon Debentures may be converted into shares of our common stock at $69.04 per share using the fixed conversion rate of 8.6075 shares per debenture.

      As of March 31, 2005, the aggregate accreted value of the outstanding Zero Coupon Debentures was $475.4 million and is classified as a current liability in our Consolidated Balance Sheet at March 31, 2005 because the holders of our debentures have the right to require us to repurchase the debentures within one year.

      On June 6, 2005, the aggregate accreted value of the Zero Coupon Debentures outstanding as of the date of this report will be approximately $478 million. The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date.

Dividends

      In April 2005, we declared a cash dividend of $0.0625 per share of our common stock payable on June 1, 2005 to stockholders of record on May 2, 2005. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors that our Board of Directors deems relevant.

Letters of Credit.

      We are contingently liable as of March 31, 2005 in the amount of $77.5 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $4.2 million currently have the option to require cash collateral due to the lowering of our credit rating on April 27, 2004. As of March 31, 2005 we have not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

Capital Expenditures.

      In January 2005, we announced the initiation of a major upgrade of our Victory-class semisubmersible, the Ocean Endeavor, for ultra-deepwater service. The modernized rig will be designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250 million. We expect to spend approximately $110 million on the upgrade in 2005, of which approximately $4 million had been spent as of March 31, 2005. The rig is currently enroute to a shipyard in Singapore where work is scheduled to commence in mid-May 2005. We expect delivery of the upgraded rig in approximately two years.

      We have budgeted an additional $115 million of capital expenditures in 2005 associated with our ongoing rig equipment replacement and enhancement programs, and other corporate requirements. As of March 31, 2005, we had spent approximately $18 million for capital additions, excluding upgrade costs for the Ocean Endeavor. We expect to finance our 2005 capital expenditures through the use of existing cash balances or internally generated funds.

      In addition, in the first quarter of 2005, we signed a definitive agreement to purchase the Enserch Garden Banks, a Victory-class semi-submersible drilling rig, and related equipment for $20.0 million. We expect to close this transaction in September 2005.

Off-Balance Sheet Arrangements.

      At March 31, 2005 and December 31, 2004, we had no off-balance sheet debt.

HISTORICAL CASH FLOWS

      The following is a discussion of our historical cash flows from operating, investing and financing activities for the three months ended March 31, 2005 compared to the same period in 2004.

Net Cash Provided by Operating Activities.

                                                       THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------
                                                         2005               2004              CHANGE
                                                     ------------      -------------       -----------
                                                                      (IN THOUSANDS)
Net income (loss)..................................  $     30,118      $     (10,972)      $    41,090
Net changes in operating assets and liabilities....       (46,088)             3,925           (50,013)
Loss on sale of marketable securities..............         1,274                 25             1,249
Depreciation and other non-cash items, net.........        58,419             45,681            12,738
                                                     ------------      -------------       -----------
                                                     $     43,723      $      38,659       $     5,064
                                                     ============      =============       ===========

      Cash flow from our operations in the first quarter of 2005 increased $5.1 million or 13% as compared to the same period in 2004. The increase in cash flow from our operations in the first quarter of 2005 is the result of higher utilization and higher average dayrates earned by our offshore drilling units as a result of an increase in overall demand for offshore contract drilling services, as compared to early 2004. These favorable trends were negatively impacted by an increase in cash required to satisfy our working capital requirements, as well as a temporary increase in our trade receivables account, which will generate cash as the billing cycle is completed.

Net Cash Used in Investing Activities.

                                                       THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------
                                                         2005              2004               CHANGE
                                                     ------------      -------------       -----------
                                                                      (IN THOUSANDS)
Purchase of marketable securities..................  $ (1,468,651)     $    (623,461)      $  (845,190)
Proceeds from sale of  marketable securities.......     1,418,003            625,515           792,488
Capital expenditures...............................       (21,674)           (23,470)            1,796
Proceeds from maturities of Australian dollar
 time deposits.....................................        11,761                 --            11,761
Other..............................................           636                576                60
                                                     ------------      -------------       -----------
                                                     $    (59,925)     $     (20,840)      $   (39,085)
                                                     ============      =============       ===========

      We used $59.9 million for investing activities in the first quarter of 2005 compared to $20.8 million in the same period in 2004. In the first three months of 2005, we made net purchases of marketable securities of $50.6 million compared to net sales of marketable securities of $2.1 million in the same period of 2004. This increase in activity is the result of an increase in cash available for investment in the first quarter of 2005, as compared to the same period in 2004, primarily as a result of our favorable results of operations and proceeds from our issuance of 5.15% Senior Notes in August 2004. Additionally, in the first quarter of 2005 we realized $11.8 million (equivalent of 15.0 million Australian dollars) in cash from the maturity of our Australian time deposits, which we entered into in the second quarter of 2004.

      We may utilize forward exchange contracts from time to time to hedge our exposure to changes in exchange rates between U.S. dollars and the local currencies of the countries in which we operate. In February 2005, we entered into forward exchange contracts requiring us to purchase the equivalent of approximately $3.0 million in Mexican pesos monthly beginning in March 2005 through May 2005. Our first forward exchange contract was settled in March 2005, resulting in a $0.1 million gain.

      In April 2005, we entered into three additional forward exchange contracts to purchase Mexican pesos in the second and third quarters of 2005. These contracts, each requiring us to purchase the equivalent of $3.0 million in Mexican pesos, will settle on the first day of June 2005, July 2005 and August 2005.

Net Cash Used in Financing Activities.

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                       2005          2004          CHANGE
                                                     --------      --------      ----------
                                                                (IN THOUSANDS)
Payment of dividends...........................      $ (8,035)     $ (8,083)     $        48
Proceeds from stock options exercised..........         1,084            --            1,084
Other..........................................           (61)           --              (61)
                                                     --------      --------      -----------
                                                     $ (7,012)     $ (8,083)     $     1,071
                                                     ========      ========      ===========

      On January 25, 2005, we declared a dividend of $0.0625 per share of our common stock payable March 1, 2005 to stockholders of record on February 1, 2005.

      Depending on market conditions, we may, from time to time, purchase shares of our common stock or issue put options in the open market or otherwise. However, during the three months ended March 31, 2005 and 2004, we did not repurchase any shares of our outstanding common stock or issue any put options.

      During the first quarter of 2005, we received $1.1 million in proceeds from the exercise of stock options to purchase shares of our common stock.

OTHER

      Currency Risk. Certain of our subsidiaries use the local currency in the country where they conduct operations as their functional currency. Currency environments in which we have material business operations include Mexico, Brazil, the U.K., Australia, Indonesia and Malaysia. When possible, we attempt to minimize our currency exchange risk by seeking international contracts payable in local currency in amounts equal to our estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. At present, however, only a limited number of our contracts are payable both in U.S. dollars and the local currency.

      Currency translation adjustments are generally accumulated in a separate section of stockholders' equity. If we were to cease our operations in a currency environment, the accumulated adjustments would be recognized currently in our results of operations. The effect on our results of operations from these translation gains and losses has not been material and we do not expect them to have a significant effect in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004 the Financial Accounting Standards Board revised SFAS 123, "Accounting for Stock-Based Compensation," or SFAS 123 (R). This statement supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 (R) was originally effective as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123 (R) for registrants such as us until the beginning of the first fiscal year beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123(R). We do not expect our adoption of SFAS 123 (R) to have a material impact on our consolidated results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

      We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

      - future market conditions and the effect of such conditions on our future results of operations (see " - Overview-Results of Operations and Industry Conditions");

      - future uses of and requirements for financial resources (see " - Liquidity and Capital Requirements" and " - Sources of Liquidity and Capital Resources");

      - interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk");

      - future contractual obligations (see " -- Overview -- Results of Operations and Industry Conditions" and " - Liquidity and Capital Requirements");

      - future operations outside the United States including, without limitation, our operations in Mexico (see " -- Overview -- Results of Operations and Industry Conditions");

      -     business strategy;

      -     growth opportunities;

      -     competitive position;

      -     expected financial position;

      -     future cash flows;

      -     future dividends;

      -     financing plans;

      - tax planning (See " -- Overview -- General--Critical Accounting Estimates -- Income Taxes," and " -- Three Months Ended March 31, 2005 and 2004");

      - budgets for capital and other expenditures (see " - Liquidity and Capital Requirements");

      - timing and cost of completion of rig upgrades and other capital projects (see " - Liquidity and Capital Requirements");

      - delivery dates and drilling contracts related to rig conversion and upgrade projects (see " -- Liquidity and Capital Requirements");

      -     plans and objectives of management;

      - performance of contracts (see " -- Overview -- Results of Operations and Industry Conditions");

      -     outcomes of legal proceedings;

      -     compliance with applicable laws; and

      -     adequacy of insurance or indemnification.

      These types of statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

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

      - risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

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

      -     adequacy of our sources of liquidity;

      - the availability of qualified personnel to operate and service our drilling rigs; and

      -     various other matters, many of which are beyond our control.

      The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission include additional factors that could adversely affect our business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information included in this Item 3 is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Forward-Looking Statements" in Item 2 of Part I of this report.

      Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2005 and December 31, 2004 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

      Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy that we employ and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to us. We may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk

      We have exposure to interest rate risks arising from changes in the level or volatility of interest rates. Our investments in marketable securities are primarily in fixed maturity securities. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of our investments and the resulting effect on stockholders' equity. The analysis presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period.

      The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2005 and December 31, 2004, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

      The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on our earnings or stockholders' equity. Further, the computations do not contemplate any actions we could undertake in response to changes in interest rates.

      Our long-term debt as of March 31, 2005 and December 31, 2004 is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $182.2 million and $177.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $222.7 million and $217.3 million, respectively.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. During 2004, we invested in Australian dollar time deposits and at December 31, 2004,
15.0 million Australian dollars (equivalent to $11.6 million) of time deposits were included in "Investments and marketable securities" in our Consolidated Balance Sheet at December 31, 2004. These time deposits matured during the first quarter of 2005.

      Additionally, in February 2005, we entered into forward exchange contracts requiring us to purchase the equivalent of approximately $3.0 million in Mexican pesos monthly beginning in March 2005 through May 2005.

As of March 31, 2005, two forward exchange contracts remain outstanding and were included in "Other assets" in our Consolidated Balance Sheet at March 31, 2005 at fair value in accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities."

      The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2005 and December 31, 2004.

      The following table presents our market risk by category (interest rates and foreign currency exchange rates):

                                             FAIR VALUE ASSET (LIABILITY)                         MARKET RISK
                                            ------------------------------------        ------------------------------
                                               MARCH 31,            DECEMBER 31,         MARCH 31,        DECEMBER 31,
      CATEGORY OF RISK EXPOSURE:                  2005                 2004                2005               2004
-------------------------------------       ----------------       -------------        -----------       ------------
                                                                             (IN THOUSANDS)
Interest rate:
    Marketable securities............       $       702,262  (a)   $     650,247 (a)    $       500 (c)    $     2,100 (c)
    Long-term debt...................            (1,247,474) (b)      (1,213,820)(b)             --                 --
Foreign Exchange:
    Australian dollar time deposits..                    --               11,602 (c)             --              2,300 (d)

    Forward exchange contracts.......                    51  (d)              --              1,100 (d)             --

      (a) The fair market value of our investment in marketable securities is based on the quoted closing market prices on March 31, 2005 and December 31, 2004.

      (b) The fair values of our 5.15% Senior Notes, 1.5% convertible senior debentures due 2031 and Zero Coupon Debentures are based on the quoted closing market prices on March 31, 2005 and December 31, 2004. The fair value of our Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 4.80% for March 31, 2005 and 4.27% for December 31, 2004.

      (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2005 and December 31, 2004.

      (d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at March 31, 2005 and a decrease in foreign exchange rates of 20% at December 31, 2004.

ITEM  4. CONTROLS AND PROCEDURES.

      Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our last fiscal quarter that ended on March 31, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.

      There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

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

                            DIAMOND OFFSHORE DRILLING, INC.
                                      (Registrant)

Date 29-April-2005               By: \s\ Gary T. Krenek
                                     -------------------------------------------
                                     Gary T. Krenek
                                     Vice President and Chief Financial Officer

Date 29-April-2005                   \s\ Beth G. Gordon
                                     -------------------------------------------
                                     Beth G. Gordon
                                     Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No                               Description

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

31.1*             Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*             Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1* Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*     Filed or furnished herewith.