Form 10-Q
period 2005-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2005-07-29
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

      As of July 25, 2005  Common stock, $0.01 par value per   128,693,267shares
                                         share

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                           QUARTER ENDED JUNE 30, 2005

                                                                                                         PAGE NO.
COVER PAGE.......................................................................................            1

TABLE OF CONTENTS................................................................................            2

PART I.  FINANCIAL INFORMATION...................................................................            3

         ITEM 1.  FINANCIAL STATEMENTS
                   Consolidated Balance Sheets...................................................            3
                   Consolidated Statements of Operations.........................................            4
                   Consolidated Statements of Cash Flows.........................................            5
                   Notes to Unaudited Consolidated Financial Statements..........................            6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.....................................................           18

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................           38

         ITEM 4.  CONTROLS AND PROCEDURES........................................................           39

PART II.  OTHER INFORMATION......................................................................           40

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................           40

         ITEM 6.  EXHIBITS.......................................................................           40

SIGNATURES.......................................................................................           41

EXHIBIT INDEX....................................................................................           42

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 2005          2004
                                                                           --------------  --------------
                                                                             (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................        $      687,879  $      266,007
  Investments and marketable securities............................               302,335         661,849
  Accounts receivable..............................................               263,227         187,558
  Rig inventory and supplies.......................................                47,631          47,590
  Prepaid expenses and other.......................................                37,682          32,677
                                                                           --------------  --------------
          Total current assets.....................................             1,338,754       1,195,681
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION.........................................             2,191,437       2,154,593
OTHER ASSETS.......................................................                24,333          29,112
                                                                           --------------  --------------
          Total assets.............................................        $    3,554,524  $    3,379,386
                                                                           ==============  ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt................................        $       12,818  $      484,102
  Accounts payable.................................................                33,472          27,530
  Payable for securities purchased.................................               299,633              --
  Accrued liabilities..............................................                82,184          87,614
  Taxes payable....................................................                10,469          14,661
                                                                           --------------  --------------
          Total current liabilities................................               438,576         613,907
LONG-TERM DEBT.....................................................               977,300         709,413
DEFERRED TAX LIABILITY.............................................               392,278         369,722
OTHER LIABILITIES..................................................                62,006          60,516
                                                                           --------------  --------------
          Total liabilities........................................             1,870,160       1,753,558
                                                                           --------------  --------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)                                                 --             --

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $0.01, 25,000,000 shares authorized,
   none issued and outstanding)....................................                    --              --
  Common stock (par value $0.01, 500,000,000 shares authorized,
   133,607,005 shares issued and 128,690,205 shares outstanding at June 30, 2005; 133,483,820 shares issued and 128,567,020
   shares outstanding at December 31, 2004)........................                 1,336           1,335
  Additional paid-in capital.......................................             1,268,188       1,264,512
  Retained earnings................................................               531,711         476,382
  Accumulated other comprehensive losses...........................                (2,458)         (1,988)
  Treasury stock, at cost (4,916,800 shares at June 30, 2005 and
   December 31, 2004)..............................................              (114,413)       (114,413)
                                                                           --------------  --------------
          Total stockholders' equity...............................             1,684,364       1,625,828
                                                                           --------------  --------------
          Total liabilities and stockholders' equity...............        $    3,554,524  $    3,379,386
                                                                           ==============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                         -------------------------     ---------------------------
                                                           2005           2004            2005            2004
                                                         ---------     -----------     -----------     -----------
REVENUES:
      Contract drilling.............................     $ 272,665     $   176,685     $   522,687     $   353,925
      Revenues related to reimbursable expenses.....        10,734           8,261          19,470          15,219
                                                         ---------     -----------     -----------     -----------
         Total revenues.............................       283,399         184,946         542,157         369,144
                                                         ---------     -----------     -----------     -----------

OPERATING EXPENSES:
      Contract drilling.............................       162,489         133,483         310,703         268,161
      Reimbursable expenses.........................         9,099           7,519          16,434          13,753
      Depreciation and amortization.................        45,978          44,554          91,450          89,074
      General and administrative....................         9,186           8,760          18,659          17,549
      (Gain) loss on sale of assets.................        (8,250)            130          (7,992)           (195)
                                                         ---------     -----------     -----------     -----------
         Total operating expenses...................       218,502         194,446         429,254         388,342
                                                         ---------     -----------     -----------     -----------

OPERATING INCOME (LOSS).............................        64,897          (9,500)        112,903         (19,198)

OTHER INCOME (EXPENSE):
      Interest income...............................         6,128           3,114          11,896           4,682
      Interest expense..............................       (15,756)         (6,373)        (25,323)        (12,727)
      Gain (loss) on sale of marketable securities..            77             283          (1,197)            258
      Other, net....................................           445            (257)            870            (411)
                                                         ---------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT...        55,791         (12,733)         99,149         (27,396)

INCOME TAX (EXPENSE) BENEFIT........................       (14,509)          2,238         (27,749)          5,929
                                                         ---------     -----------     -----------     -----------
NET INCOME (LOSS)...................................     $  41,282     $   (10,495)    $    71,400     $   (21,467)
                                                         =========     ===========     ===========     ===========

INCOME (LOSS) PER SHARE:
      BASIC.........................................     $    0.32     $     (0.08)    $      0.56     $     (0.17)
                                                         =========     ===========     ===========     ===========
      DILUTED.......................................     $    0.31     $     (0.08)    $      0.53     $     (0.17)
                                                         =========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Shares of common stock........................       128,590         129,322         128,582         129,322
      Dilutive potential shares of common stock.....         9,544               -           9,550               -
                                                         ---------     -----------     -----------     -----------
         Total weighted average shares
           outstanding..............................       138,134         129,322         138,132         129,322
                                                         =========     ===========     ===========     ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           ------------------------------
                                                                               2005              2004
                                                                           ------------      ------------
OPERATING ACTIVITIES:
      Net income (loss).............................................       $     71,400      $    (21,467)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation................................................             91,450            89,074
        Gain on sale of assets......................................             (7,992)             (195)
        Loss (gain) on sale of marketable securities, net...........              1,197              (258)
        Deferred tax provision (benefit)............................             22,366              (450)
        Accretion of discounts on marketable securities.............             (4,523)           (1,618)
        Amortization of debt issuance costs.........................              7,370               534
        Amortization of debt discounts..............................              7,156             7,966
      Changes in operating assets and liabilities:
        Accounts receivable.........................................            (76,276)            7,077
        Rig inventory and supplies and other current assets.........            (10,737)          (10,028)
        Accounts payable and accrued liabilities....................               (139)            3,189
        Taxes payable...............................................             (4,192)           (3,817)
        Other items, net............................................             (1,435)             (745)
                                                                           ------------      ------------
            Net cash provided by operating activities...............             95,645            69,262
                                                                           ------------      ------------

INVESTING ACTIVITIES:
      Capital expenditures..........................................           (129,459)          (52,588)
      Proceeds from sale of assets..................................             16,055             1,076
      Proceeds from sale and maturities of marketable securities....          4,063,503         1,949,247
      Purchases of marketable securities............................         (3,412,724)       (1,895,603)
      Purchases of Australian dollar time deposits..................                 --           (42,073)
      Proceeds from maturities of Australian dollar time deposits...             11,761             9,163
      Proceeds from settlement of forward contracts.................                273                --
                                                                           ------------      ------------
            Net cash provided (used) by investing activities........            549,409           (30,778)
                                                                           ------------      ------------

FINANCING ACTIVITIES:
      Debt issue costs - 5.15% senior unsecured notes...............                (79)               --
      Debt issue costs - 4.875% senior unsecured notes..............             (1,350)               --
      Issuance of 4.875% senior unsecured notes.....................            249,462                --
      Redemption of zero coupon debentures..........................           (460,015)               --
      Payment of dividends..........................................            (16,071)          (16,166)
      Proceeds from stock options exercised.........................              4,935                --
                                                                           ------------      ------------
            Net cash used in financing activities...................           (223,118)          (16,166)
                                                                           ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................                (64)              664
                                                                           ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.............................            421,872            22,982
      Cash and cash equivalents, beginning of period................            266,007           106,345
                                                                           ------------      ------------
      Cash and cash equivalents, end of period......................       $    687,879      $    129,327
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

      As of July 25, 2005 Loews Corporation, or Loews, owned 54.5% of our outstanding shares of common stock.

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

Cash and Cash Equivalents, Marketable Securities and Other Investments

      We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents.

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

      "Investments and marketable securities" in our Consolidated Balance Sheet at June 30, 2005 includes purchases of U.S. Treasury Bills totaling $299.6 million which did not settle until July 1, 2005. An accrued liability for these purchases is presented as "Payable for securities purchased" in our Consolidated Balance Sheet at June 30, 2005.

Derivative Financial Instruments

      Our derivative financial instruments include forward currency exchange contracts and a contingent interest provision that is embedded in our 1.5% Convertible Senior Debentures Due 2031, or the 1.5% Debentures, issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

      We paid interest on long-term debt totaling $83.4 million for the six months ended June 30, 2005, which included $73.3 million in accreted interest paid in connection with the June 2005 partial redemption of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures. (See Note 7.) During the six months ended June 30, 2004, we paid interest on long-term debt of $3.5 million.

      We paid $4.6 million and $0.3 million in foreign income taxes, net of foreign tax refunds, during the six months ended June 30, 2005 and 2004, respectively. We received refunds of U.S. income taxes during the six months ended June 30, 2005 and 2004 of $7.7 million and $0.4 million, respectively.

Capitalized Interest

      Interest cost for construction and upgrade of qualifying assets is capitalized. In April 2005, we began capitalizing interest on expenditures related to our upgrade of the Ocean Endeavor for ultra-deepwater service. A reconciliation of our total interest cost to "Interest expense" as reported in our Consolidated Statements of Operations is as follows:

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                        -------------------   ------------------
                                                          2005       2004       2005      2004
                                                        ---------  --------   --------  --------
                                                                      (IN THOUSANDS)
Total interest cost including amortization of
   debt issuance costs.............................     $  15,843  $  6,373   $ 25,410  $ 12,727
Capitalized interest...............................           (87)       --        (87)       --
                                                        ---------  --------   --------  --------
    Total interest expense as reported.............     $  15,756  $  6,373   $ 25,323  $ 12,727
                                                        =========  ========   ========  ========

Debt Issuance Costs

      Debt issuance costs are included in our Consolidated Balance Sheets in "Other assets" and are amortized over the respective terms of the related debt. Interest expense for the quarter and six months ended June 30, 2005 includes $6.9 million in debt issuance costs that we wrote-off in connection with the June 2005 redemption of approximately 96% of our outstanding Zero Coupon Debentures.

Treasury Stock

      Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in our Consolidated Balance Sheets. We did not purchase any treasury stock during the six months ended June 30, 2005 or 2004.

Comprehensive Income (Loss)

      A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        -------------------   ---------   --------
                                                          2005       2004        2005       2004
                                                        ---------  --------   ---------   --------
                                                                     (IN THOUSANDS)
Net income (loss).................................      $  41,282  $(10,495)  $  71,400   $(21,467)
Other comprehensive gains (losses), net of tax:
   Foreign currency translation gain (loss).......             47      (718)       (410)      (432)
   Unrealized holding gain (loss) on
     investments..................................              4        (8)         25        452
   Reclassification adjustment for (gain) loss
     included in net income (loss)................            (40)        3         (85)       (25)
                                                        ---------  --------   ---------   --------
Comprehensive income (loss).......................      $  41,293  $(11,218)  $  70,930   $(21,472)
                                                        =========  ========   =========   ========

Currency Translation

      Our primary functional currency is the U.S. dollar. Certain of our subsidiaries use the local currency in the country where they conduct operations as their functional currency. These subsidiaries translate assets and liabilities at period-end exchange rates while income and expense accounts are translated at average exchange rates. Translation adjustments are reflected in our Consolidated Balance Sheets in "Accumulated other comprehensive losses." Currency transaction gains and losses are included in our Consolidated Statements of Operations in "Other income (expense)." Re-measurement translation gains and losses of subsidiaries operating in hyperinflationary economies, when applicable, are included in our operating results.

Stock-Based Compensation

      Our Second Amended and Restated 2000 Stock Option Plan is accounted for in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options granted to our employees under the plan. If compensation expense had been recognized for stock options granted to our employees based on the fair value of the options at the grant dates, valued using the Binomial Option pricing model, our net income (loss) and earnings
(loss) per share would have been as follows:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  ------------------   --------------------
                                                    2005      2004       2005        2004
                                                  --------  --------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported...................  $ 41,282  $(10,495)  $  71,400   $(21,467)
   Add: Stock-based employee compensation
    expense included in reported net income
    (loss), net of related tax effects..........        --        --          --         --
   Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method, net of related tax
    effects.....................................      (330)     (266)       (641)      (577)
                                                  --------  --------   ---------   --------
Pro forma net income (loss).....................  $ 40,952  $(10,761)  $  70,759   $(22,044)
                                                  ========  ========   =========   ========

Earnings (loss) per share of common stock:
   As reported..................................  $   0.32  $  (0.08)  $    0.56   $  (0.17)
   Pro forma....................................  $   0.32  $  (0.08)  $    0.55   $  (0.17)

Earnings (loss) per share of common stock -
assuming dilution:
   As reported..................................  $   0.31  $  (0.08)  $    0.53   $  (0.17)
   Pro forma....................................  $   0.30  $  (0.08)  $    0.53   $  (0.17)

Revenue Recognition

      Revenue from our dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 we changed our accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If we had used this method of accounting in periods prior to July 1, 2004, previously reported operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

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

Reclassifications

      We have reclassified certain amounts applicable to prior periods to conform to the classifications currently followed. Such reclassifications do not affect earnings.

Recent Accounting Pronouncements

      In June 2005 the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, "Accounting Changes and Error Corrections," or SFAS 154, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect adoption of SFAS 154 to have a material impact on our consolidated results of operations, financial position or cash flows.

      In December 2004 the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123 (R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 (R) was originally effective as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123 (R) for registrants such as us until the beginning of the first fiscal year beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123 (R). We do not expect adoption of SFAS 123 (R) to have a material impact on our consolidated results of operations, financial position or cash flows.

2. EARNINGS (LOSSES) PER SHARE

      A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    --------------------   -------------------
                                                      2005       2004        2005      2004
                                                    --------  ----------   --------  ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) - basic (numerator):              $ 41,282  $  (10,495)  $ 71,400  $ (21,467)
  Effect of dilutive potential shares
     1.5% Debentures.......................            1,159          --      2,329         --
     Zero Coupon Debentures................               --          --         --         --
                                                    --------  ----------   --------  ---------
Net income (loss) including conversions -
diluted (numerator)                                 $ 42,441  $  (10,495)  $ 73,729  $ (21,467)
                                                    ========  ==========   ========  =========

Weighted average shares - basic
(denominator):                                       128,590     129,322    128,582    129,322
  Effect of dilutive potential shares
     1.5% Debentures.......................            9,383          --      9,383         --
     Zero Coupon Debentures................               --          --         --         --
     Stock options.........................              161          --        167         --
                                                    --------  ----------   --------  ---------
Weighted average shares including
conversions - diluted (denominator)                  138,134     129,322    138,132    129,322
                                                    ========  ==========   ========  =========
Earnings (losses) per share:
     Basic.................................         $   0.32  $    (0.08)  $   0.56  $   (0.17)
                                                    ========  ==========   ========  =========
     Diluted...............................         $   0.31  $    (0.08)  $   0.53  $   (0.17)
                                                    ========  ==========   ========  =========

      The computations of diluted earnings per share, or EPS, for the three and six month periods ended June 30, 2005 exclude, respectively, approximately 5.1 million and 6.0 million potentially dilutive shares of common stock issuable upon conversion of our Zero Coupon Debentures because the inclusion of such potentially dilutive shares would have been antidilutive. For the quarter and six months ended June 30, 2005, we also excluded stock options representing 3,000 shares of common stock from the computation of diluted EPS because the options' exercise prices were higher than the average market price per share of our common stock for the periods.

      The computations of diluted EPS for the three and six month periods ended June 30, 2004 exclude approximately 9.4 million and 6.9 million potentially dilutive shares of common stock issuable upon conversion of our 1.5% Debentures and our Zero Coupon Debentures, respectively. Such shares were not included in the EPS computations for the three and six month periods ended June 30, 2004 because there was a net loss for the periods.

      For the three and six month periods ended June 30, 2004, we excluded stock options representing 340,650 shares and 339,400 shares of common stock, respectively, from the computations of diluted EPS because the options' exercise prices were higher than the average market price per share of our common stock. We also excluded other stock options representing 297,025 shares and 276,638 shares of our common stock with an average market price in excess of their exercise prices from the computations of diluted EPS for the three and six month periods ended June 30, 2004, respectively, because potential shares of common stock are not included in the computation when a loss from continuing operations exists.

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

      Our investments in marketable securities are classified as available for sale and are summarized as follows:

                                                                 JUNE 30, 2005
                                                        ---------------------------------
                                                        AMORTIZED  UNREALIZED    MARKET
                                                           COST    GAIN (LOSS)   VALUE
                                                        ---------  -----------  ---------
                                                                 (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
  and other U.S. government agencies:
  Due within one year................................   $ 299,633  $         7  $ 299,640
  Mortgage-backed securities.........................       2,658           37      2,695
                                                        ---------  ----------------------
  Total..............................................   $ 302,291  $        44  $ 302,335
                                                        =========  ===========  =========

                                                                DECEMBER 31, 2004
                                                        ---------------------------------
                                                        AMORTIZED   UNREALIZED   MARKET
                                                          COST     GAIN (LOSS)    VALUE
                                                        ---------  -----------  ---------
                                                                  (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and
other U.S. government agencies:
  Due within one year................................   $ 498,011  $       189  $ 498,200
  Due within one year through five years.............     148,877         (119)   148,758
  Mortgage-backed securities.........................       3,221           68      3,289
                                                        ---------  -----------  ---------
  Total..............................................   $ 650,109  $       138  $ 650,247
                                                        =========  ===========  =========

      Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                        ------------------------   -------------------------
                                                           2005          2004         2005          2004
                                                        ----------   -----------   -----------   -----------
                                                                         (IN THOUSANDS)
Proceeds from sales..................................   $1,245,500   $ 1,198,732   $ 2,613,503   $ 1,199,247
Proceeds from maturities.............................    1,400,000       125,000     1,450,000       750,000
Gross realized gains.................................          106         2,558           183         2,558
Gross realized losses................................          (29)       (2,275)       (1,380)       (2,300)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Forward Currency Exchange Contracts

      Our international operations expose us to foreign exchange risk, primarily associated with our costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. From time to time, we may use a foreign exchange forward contract to minimize the forward exchange risk. A forward currency exchange contract obligates a contract holder to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

      During 2005, we entered into various foreign currency forward exchange contracts which resulted in net realized gains totaling $0.2 million and $0.3 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of $3.0 million in Mexican pesos on the first day of July 2005 and August 2005 and the equivalent of $5.0 million in British pounds sterling in July and August of 2005.

      These forward contracts are derivatives as defined by SFAS No. 133, "Accounting for Derivatives and Hedging Activities," or SFAS 133. The forward contracts entered into in 2005 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $0.1 million and $0.2 million in our Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively, in "Other income (expense)" to adjust the carrying value of these derivative financial instruments to their fair value.

Contingent Interest

      Our 1.5% Debentures, of which an aggregate principal amount of $460.0 million are outstanding, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2004 or at June 30, 2005.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

      Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                                        JUNE 30,    DECEMBER 31,
                                                                          2005          2004
                                                                      -----------   ------------
                                                                           (IN THOUSANDS)
Drilling rigs and equipment.......................................    $ 3,577,083   $  3,529,593
Construction work-in-progress.....................................         79,656             --
Land and buildings................................................         16,080         15,770
Office equipment and other........................................         23,733         22,895
                                                                      -----------   ------------
      Cost........................................................      3,696,552      3,568,258
Less: accumulated depreciation....................................     (1,505,115)    (1,413,665)
                                                                      -----------   ------------
      Drilling and other property and equipment, net..............    $ 2,191,437   $  2,154,593
                                                                      ===========   ============

      Construction work-in-progress at June 30, 2005 consisted of $22.9 million related to the major upgrade of the Ocean Endeavor to ultra-deepwater service, which we expect to be completed in approximately two years, and shipyard deposits of $56.8 million for the construction of two new jack-up drilling units, which is scheduled to commence in the first quarter of 2006.

6. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                        JUNE 30,    DECEMBER 31,
                                                                          2005          2004
                                                                      -----------   ------------
                                                                           (IN THOUSANDS)
Payroll and benefits..............................................    $    27,266   $     26,221
Personal injury and other claims..................................          9,344          8,076
Interest payable..................................................          6,794          5,938
Deferred revenue..................................................          5,420          6,514
Accrued project expenses..........................................          6,788         14,920
Other.............................................................         26,572         25,945
                                                                      -----------   ------------
      Total.......................................................    $    82,184   $     87,614
                                                                      ===========   ============

7. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                        JUNE 30,    DECEMBER 31,
                                                                          2005          2004
                                                                      -----------   ------------
                                                                           (IN THOUSANDS)
Zero Coupon Debentures (due 2020).................................    $    18,398   $    471,284
1.5% Debentures (due 2031)........................................        460,000        460,000
5.15% Senior Notes (due 2014).....................................        249,438        249,413
4.875% Senior Notes (due 2015)....................................        249,464             --
Ocean Alliance lease-leaseback....................................         12,818         12,818
                                                                      -----------   ------------
                                                                          990,118      1,193,515
Less: Current maturities..........................................        (12,818)      (484,102)
                                                                      -----------   ------------
      Total.......................................................    $   977,300   $    709,413
                                                                      ===========   ============

      Payments of certain of our long-term debt may be accelerated due to certain rights that the holders of our debt have to put the securities to us. The holders of our outstanding 1.5% Debentures in the aggregate principal amount of $460.0 million have the right to require us to purchase all or a portion of their 1.5% Debentures on April 15, 2008, at a price equal to 100% of the principal amount of the debentures to be purchased.

      The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2005, are as follows:

          (DOLLARS IN THOUSANDS)
          ----------------------
2005 ......................      $ 12,818
2006 ......................            --
2007 ......................            --
2008.......................       460,000
2009.......................            --
Thereafter ................       517,300
                                 --------
                                  990,118
Less:  Current
 maturities................       (12,818)
                                 --------
   Total                         $977,300
                                 ========

   4.875% SENIOR NOTES

      On June 14, 2005, we issued $250.0 million aggregate principal amount of 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, at an offering price of 99.785% of the principal amount resulting in net proceeds to us of $247.7 million, exclusive of accrued issuance costs.

      The notes bear interest at 4.875% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning January 1, 2006, and mature on July 1, 2015. The 4.875% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc., and they rank equal in right of payment to our existing and future unsecured and unsubordinated indebtedness, although the 4.875% Senior Notes will be effectively subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem all or a portion of these notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.

   ZERO COUPON DEBENTURES

      On June 7, 2005, we repurchased $460.0 million accreted value, or $774.1 million in aggregate principal amount at maturity, of our Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represents approximately 96% of our then outstanding Zero Coupon Debentures. The holders of our remaining outstanding Zero Coupon Debentures have the right to require us to repurchase the Zero Coupon Debentures on June 6, 2010 and June 6, 2015 at their accreted value through the date of purchase. As of June 30,

2005, the aggregate accreted value of our Zero Coupon Debentures of $18.4 million is classified as long-term debt in our Consolidated Balance Sheet at June 30, 2005.

      Also in connection with the retirement of a portion of our Zero Coupon Debentures, we expensed $6.9 million in debt issuance costs associated with the retired debentures, which we have included in interest expense in our Consolidated Statement of Operations.

8. COMMITMENTS AND CONTINGENCIES

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

      Litigation. In January 2005, we were notified that we had been named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that the Ocean America had damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan in September 2004. The lawsuit was formally served on us May 16, 2005 and it alleges that on or about September 15, 2004 the Ocean America broke free from its moorings and, as the rig drifted, its anchor, wire cable and other parts struck and damaged various components of the Canyon Express Common System curtailing its supply of natural gas to, and preventing production from, several fields. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys fees and costs. We do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have given notice to our insurance underwriters that a potential loss may exist with respect to this incident. Our deductible for this type of loss is $2 million.

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

      Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," we have assessed each claim or exposure to determine the likelihood that the resolution of the matter might ultimately result in an adverse effect on our financial condition, results of operations or cash flows. When we determine that an unfavorable resolution of a matter is probable and such amount of loss can be determined, we record a reserve for the estimated loss at the time that both of these criteria are met. At June 30, 2005, our loss reserves related to our Brazilian operations aggregated $13.6 million, of which $0.6 million and $13.0 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $13.0 million at December 31, 2004, of which $0.9 million was recorded in "Accrued liabilities" and $12.1 million was recorded in "Other liabilities" in our Consolidated Balance Sheets.

      We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.

      Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims that are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At June 30, 2005, our estimated liability for personal injury claims was $35.5 million, of which $9.3 million and $26.2 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. At December 31, 2004, we had recorded loss reserves for personal injury claims aggregating $33.4 million, of which $8.0 million and $25.4 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

      -     the severity of personal injuries claimed,

      -     significant changes in the volume of personal injury claims,

      - the unpredictability of legal jurisdictions where the claims will ultimately be litigated,

      -     inconsistent court decisions and

      - the risks and lack of predictability inherent in personal injury litigation.

9. SEGMENTS AND GEOGRAPHIC AREA ANALYSIS

      We report our operations as one reportable segment, contract drilling of offshore oil and gas wells. Although we provide contract drilling services from different types of offshore drilling rigs and provide such services in many geographic locations, these operations have been aggregated into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers for such services.

Contract Drilling Services

      Revenues from customers for contract drilling and similar services by equipment-type are listed below:

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          -------------------------      -------------------------
                                                             2005           2004           2005            2004
                                                          ----------      ---------      ---------       ---------
                                                                              (IN THOUSANDS)
High Specification Floaters.........................      $   97,579      $  59,088      $ 191,690       $ 123,840
Other Semisubmersibles..............................         112,359         75,128        207,342         146,263
Jack-ups............................................          63,160         42,304        123,863          83,123
Other...............................................            (433)           165           (208)            699
                                                          ----------      ---------      ---------       ---------
 Total contract drilling revenues...................         272,665        176,685        522,687         353,925
Revenues related to reimbursable expenses...........          10,734          8,261         19,470          15,219
                                                          ----------      ---------      ---------       ---------
    Total revenues..................................      $  283,399      $ 184,946      $ 542,157       $ 369,144
                                                          ==========      =========      =========       =========

Geographic Areas

      At June 30, 2005 our drilling rigs were located offshore nine countries other than the United States. As a result, we are exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          -------------------------      -------------------------
                                                             2005           2004           2005            2004
                                                          ----------      ---------      ---------       ---------
                                                                              (IN THOUSANDS)
United States.......................................      $  156,839      $  79,992      $ 288,129       $ 157,702

Foreign:
 South America......................................          25,567         26,287         53,137          57,767
 Europe/Africa......................................          26,373         17,539         44,648          31,438
 Australia/Asia.....................................          51,671         40,059        112,240          79,795
 Mexico.............................................          21,279         21,069         42,333          42,442
 Middle East........................................           1,670             --          1,670              --
                                                          ----------      ---------      ---------       ---------
    Total revenues..................................      $  283,399      $ 184,946      $ 542,157       $ 369,144
                                                          ==========      =========      =========       =========

10. INCOME TAXES

      Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no U.S tax expense or benefits were recognized on these earnings or losses during 2005 and 2004. Our estimated annual effective rate was 27.1% as of June 30, 2005 and 24.8% as of June 30, 2004.

      Tax expense for the six months ended June 30, 2005 also included expense of $0.9 million related to finalizing prior year tax returns in the United Kingdom, or U.K., $0.2 million related to a settlement of a tax dispute in East Timor and $0.1 million related to an increase in the expected settlement of a tax dispute in Brazil. Partially offsetting the higher tax expense was a $0.2 million reduction in our valuation allowance for prior year foreign tax credits which primarily arose from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense are not included in the current year estimated annual effective tax rate of 27.1% and have resulted in an actual effective tax rate of 28.0% for the six months ended June 30, 2005.

11. PENSION PLAN

      The defined benefit pension plan established by Arethusa (Off-Shore) Limited, or Arethusa, effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.

      As a result of freezing the plan, no service cost has been accrued for the periods presented.

      Components of net periodic benefit costs were as follows:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                        -------------------------      -------------------------
                                                          2005            2004           2005            2004
                                                        ----------      ---------      ---------       ---------
                                                                             (IN THOUSANDS)
Interest cost.......................................    $      260      $     255      $     520       $     510
Expected return on plan assets......................          (317)          (297)          (633)           (594)
Amortization of unrecognized loss...................            77             77            153             154
                                                        ----------      ---------      ---------       ---------
Net periodic pension expense........................    $       20      $      35      $      40       $      70
                                                        ==========      =========      =========       =========

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

      We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 29 semisubmersibles, 14 jack-ups and one drillship. In June 2005, we completed the sale of the Ocean Liberator and received net cash proceeds of $13.6 million after broker commissions.

OVERVIEW

RESULTS OF OPERATIONS AND INDUSTRY CONDITIONS

      The overall market for our mid and deepwater semisubmersible rigs continued to reflect steady improvement during the second quarter of 2005, as did the market for our jack-up rigs. As a result, we currently have a total of approximately 60 rig years of backlog contracted or committed on our fleet, compared with approximately 26 rig years at the end of the second quarter of 2004. Solid demand for all classes of offshore drilling rigs in the face of tight supply is continuing to lift dayrates and utilization rates around the world; however, actual revenues received in future periods could be reduced by various operating factors.

      Gulf of Mexico. In the U.S. Gulf of Mexico, or GOM, commitments for one of our high-specification rigs has reached as high as $280,000 per day for work beginning early in the first quarter of 2006 and extending until the first quarter of 2008. This contrasts with a dayrate of $175,000 that the unit is currently earning. Five of our six high-specification semisubmersible rigs in the U.S. GOM are currently contracted at higher dayrates than those earned at the first quarter of 2005, and all six high-specification rigs have future contracts at improved dayrates beginning in the third and fourth quarters of 2005 and early 2006. In late July, we entered into a letter of intent, or LOI, to utilize the Ocean Endeavor in the Gulf of Mexico for a period of between two and four years, commencing when the rig is expected to be delivered from the shipyard in the first quarter of 2007. If a definitive agreement is reached, the rig could earn approximate total revenue of between $198 million and $355 million, depending upon the length of the contract selected by the operator. The Ocean Endeavor, a Victory-class semisubmersible rig, is currently being upgraded in Singapore for ultra-deepwater service. In addition, the Company has received an LOI to utilize the 3,500-ft semisubmersible Ocean Quest for a period of six months, plus an option period, commencing in mid-October 2005. Under the LOI, the rig could earn approximate total revenue of $42.2 million. The Ocean Quest is currently operating with a four-month contract, under which the unit is expected to earn approximate total revenue of $15 million. Each LOI is subject to customary conditions, including execution of definitive agreements.

      The dayrates for our four mid-water semisubmersibles operating in the U.S. GOM have reached as high as $175,000 for a one-well contract beginning in the fourth quarter of 2005. This contrasts with an average dayrate in the upper $50,000 range earned during December 2004 by these four drilling units. We continue to view the deepwater and mid-water market in the GOM as under-supplied, and believe that additional improvement in utilization, backlog and dayrates is likely in this market segment during 2005.

      Our jack-up fleet in the GOM also continued to experience high utilization and improving dayrates during the second quarter of 2005. We view the jack-up market in the U.S. GOM as firm, with effective utilization near 100 percent and demand sporadically exceeding supply. As a result, we believe the market and dayrates for this class of equipment could improve further during 2005.

      In the Mexican GOM, our four semisubmersible rigs remain under long-term contracts that extend into late 2006 and early 2007. We believe that future work for other of our semisubmersibles and jack-ups in this market is possible, though limited. We view the market for the Mexican GOM as firm and expect it to remain so during 2005.

      Brazil. We have renewed contracts for our four rigs operating in Brazil for terms of four years for each of our three semisubmersibles and five years for our drillship, the Ocean Clipper, at dayrates that could generate total revenues of over $880 million, excluding potential bonuses, assuming full utilization over the term of the contracts. The new contracts will begin upon current contract expirations in the third quarter of 2005 and first quarter of 2006. We view the Brazilian semisubmersible market as balanced and expect it to remain so during 2005.

      North Sea. Drilling activity in both the U.K. and Norwegian sectors of the North Sea has mirrored that in the GOM since mid-2004. We have recently received one-year extensions on three of our mid-water rigs currently operating in the U.K. at dayrates ranging from $152,500 to $160,000 for work beginning in the first quarter of 2006. The current dayrate for each of those three units is $80,000. Effective industry utilization remains near 100 percent in the North Sea, and pricing is continuing to increase. We believe this market will continue to improve throughout the balance of 2005.

      Australia/Asia/Middle East. We currently have five semisubmersible rigs and one jack-up rig operating in the Australia/Asia market under contracts or commitments for work extending well into 2006 at favorable and increasing dayrates. One of our jack-up units, the Ocean Heritage, mobilized from Southeast Asia to Qatar during the second quarter of 2005, where the unit is operating under an approximately seven-month agreement at a dayrate of $71,000. We view demand in the Australia/Asia and Middle Eastern markets as increasing, and with high utilization. We believe continuing improvement in dayrates is probable.

GENERAL

      Revenues. Our revenues vary based upon demand, which affects the number of days our fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, we may mobilize our rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, we may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively. The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well, reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within our control and are difficult to predict with any degree of specificity beyond broad market trends.

      Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 we changed our accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If we had used this method of accounting in periods prior to July 1, 2004, previously reported operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

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

      Operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey or special survey, that are due every five years for all of our rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

      In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey and require downtime for the drilling rig, but normally do not require dry-docking or shipyard time.

      We recently renewed our insurance policies for hull and machinery damage, workers' compensation and general liability coverages, among other things, at an aggregate annual cost of approximately $17 million, which represents approximately a 15% increase in insurance costs compared to the previous policy period. Insurance premiums will be amortized as expense over the applicable policy periods which generally expire in April 2006.

CRITICAL ACCOUNTING ESTIMATES

      Our significant accounting policies are included in Note 1 of our Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report. Management's judgments, assumptions and estimates are inherent in the preparation of our financial statements and the application of its significant accounting policies. We believe that our most critical accounting estimates are as follows:

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

      At June 30, 2005, there were no changes in circumstances that indicated that the carrying value of our property and equipment, primarily drilling equipment, may not be recoverable.

      Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

      Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each personal injury claim by evaluating the existing facts and circumstances and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims which are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At June 30, 2005, our estimated liability for personal injury claims was $35.5 million. The eventual settlement or adjudication of these claims could differ materially from the estimated amounts due to uncertainties such as:

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

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

      Comparative data relating to our revenues and operating expenses by equipment type are listed below. Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                             ---------------------    FAVORABLE/
                                              2005         2004      (UNFAVORABLE)
                                             ---------   ---------   -------------
                                                       (In thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters..............  $  97,579   $  59,088   $      38,491
  Other Semisubmersibles...................    112,359      75,128          37,231
  Jack-ups.................................     63,160      42,304          20,856
  Other....................................       (433)        165            (598)
                                             ---------   ---------   -------------
  TOTAL CONTRACT DRILLING REVENUE..........  $ 272,665   $ 176,685   $      95,980
                                             =========   =========   =============

  REVENUES RELATED TO REIMBURSABLE EXPENSES  $  10,734       8,261   $       2,473

CONTRACT DRILLING EXPENSE
  High Specification Floaters..............  $  46,011   $  40,668   $      (5,343)
  Other Semisubmersibles...................     80,873      67,960         (12,913)
  Jack-ups.................................     32,751      24,082          (8,669)
  Other....................................      2,854         773          (2,081)
                                             ---------   ---------   -------------
  TOTAL CONTRACT DRILLING EXPENSE..........  $ 162,489   $ 133,483   $     (29,006)
                                             =========   =========   =============

  REIMBURSABLE EXPENSES....................  $   9,099   $   7,519          (1,580)

OPERATING INCOME (LOSS)
  High Specification Floaters..............  $  51,568   $  18,420   $      33,148
  Other Semisubmersibles...................     31,486       7,168          24,318
  Jack-ups.................................     30,409      18,222          12,187
  Other....................................     (3,287)       (608)         (2,679)
  Reimbursable expenses, net                     1,635         742             893
  Depreciation.............................    (45,978)    (44,554)         (1,424)
  General and administrative expense.......     (9,186)     (8,760)           (426)
  Gain (loss) on sale of assets............      8,250        (130)          8,380
                                             ---------   ---------   -------------
  TOTAL OPERATING INCOME (LOSS)............  $  64,897   $  (9,500)  $      74,397
                                             =========   =========   =============

High Specification Floaters.

      Revenues. Revenues generated by our high specification floaters (deepwater semisubmersibles) increased $38.5 million during the quarter ended June 30, 2005 compared to the same period in 2004.

      Average operating revenues per day for our rigs in this category rose to $121,500 during the second quarter of 2005 from $97,800 during the second quarter of 2004, which generated an additional $20.0 million in revenue in the second quarter of 2005. All but two of our higher specification floaters operated under contracts with higher operating dayrates during the second quarter of 2005, as compared to the second quarter of 2004, as a result of an improvement in the deepwater market which began in the third quarter of 2004. Average operating dayrates earned by our entire fleet of high specification floaters in the second quarter of 2005 increased 23% compared to average operating dayrates earned during the second quarter of 2004.

      In addition, utilization for our deepwater fleet improved to 88% during the second quarter of 2005 from 66% during the same period in 2004. This increase in utilization generated $18.5 million in additional revenues in the second quarter of 2005, as compared to the second quarter of 2004. Utilization improved in the second quarter of 2005 compared to the same quarter of 2004 for:

      - the Ocean Star and the Ocean Victory, which were ready-stacked for an aggregate of 69 rig days in the second quarter of 2004;

      - the Ocean America, which was in a shipyard for nearly all of the second quarter of 2004 for a 5-year survey and upgrade; and

      - the Ocean Alliance, which was in a shipyard during the second quarter of 2004 for repairs to sub-sea and electrical equipment.

      All of these rigs operated under contract for all or most of the second quarter of 2005.

      Favorable utilization rates were partially offset by downtime for the Ocean Baroness, which was stacked for almost half of the second quarter of 2005, and the Ocean Clipper, which was in a shipyard for 19 days for thruster repairs, compared to the same period in 2004 when both of these rigs were working. The Ocean Baroness is currently in a shipyard in Singapore for an intermediate survey and is awaiting its tow to the U.S. GOM, which is expected to commence in August 2005.

      Contract Drilling Expense. Contract drilling expense for our deepwater semisubmersibles increased $5.3 million for the second quarter ended June 30, 2005 compared to the same period in 2004 primarily due to:

      - higher overall costs for the Ocean Clipper during the second quarter of 2005 while the rig was in a shipyard for repairs;

      - higher normal operating expenses for the Ocean Star and Ocean Victory, which worked the entire second quarter of 2005 compared to being stacked for part of the second quarter of 2004;

      - higher local labor costs for our rig-based and shore-based personnel in Brazil due to 2005 wage increases;

      - normal operating costs for the Ocean America during the second quarter of 2005 compared to the second quarter of 2004, when the majority of the rig's operating costs were capitalized in connection with a major upgrade to make it more suitable for developmental drilling; and

      - higher repair and maintenance costs for the Ocean Rover during the second quarter of 2005 compared to the same period in 2004, as a result of reduced repair costs in 2004 due to the rig's recent upgrade in 2003 and higher labor benefits costs in 2005 due to a prior year Malaysian tax assessment.

      Partially offsetting the higher contract drilling expenses were lower major maintenance costs and non-reimbursable fuel charges for the Ocean Alliance during the second quarter of 2005, as compared to the same period in 2004.

Other Semisubmersibles.

      Revenues. Revenues generated by our other semisubmersibles in the mid-water market during the quarter ended June 30, 2005 increased $37.2 million, as compared to the same period in 2004. Average operating revenue per day for our fleet of mid-water semisubmersibles increased from $53,900 in the second quarter of 2004 to $72,800 in the second quarter of 2005 due to the continuing improvement in the mid-water market. This favorable trend in revenues resulted in $23.2 million in additional revenues in the second quarter of 2005, as compared to the same period in 2004.

      Average utilization for our rigs in the mid-water market increased from 79% in the second quarter of 2004 to 87% (excluding the Ocean Endeavor, which is undergoing a major upgrade) for the second quarter of 2005. Improvements in average utilization resulted in additional revenues of $12.8 million in the second quarter of 2005, as compared to the second quarter of 2004. The most significant improvement in utilization was achieved by the Ocean Voyager which worked the entire second quarter of 2005 after being reactivated from cold-stack status in the fourth quarter of 2004, contributing $9.1 million to the favorable utilization variance discussed above. Other changes in utilization are primarily reflective of the timing of surveys and maintenance activities between periods.

      Our revenues for the second quarter of 2005 also included $1.7 million in incremental mobilization fees over the comparable period in 2004, primarily related to the Ocean Patriot's 2004 mobilization from South Africa to

New Zealand and the Bass Strait. In the second quarter of 2004, we recognized $0.5 million in fees in connection with a rig move by the Ocean Nomad between locations offshore western Africa.

      Contract Drilling Expense. Contract drilling expense for our mid-water semisubmersibles increased $12.9 million during the second quarter of 2005 compared to the same period in 2004. Significant factors impacting our operating costs in the second quarter of 2005, as compared to the second quarter of 2004, include:

      - normal operating costs for the Ocean Voyager during the second quarter of 2005, as compared to reduced costs during the comparable period of 2004 when the rig was cold-stacked in the U.S. GOM; and

      - amortization of $1.2 million in deferred mobilization costs during the second quarter of 2005 for the Ocean Patriot related to its relocation to New Zealand and the Bass Strait and the Ocean Nomad related to its move from Gabon to the U.K. in late 2004.

      Labor and related costs comprise a significant portion of our operating expenses. During the second quarter of 2005, as compared to the same period in 2004, our operating costs were negatively impacted by increased labor and related costs and shorebase support costs, primarily for:

      - our operations in Norway, mostly due to Norwegian pay allowances and additional personnel required to comply with Norwegian regulations and for shipyard projects for the Ocean Vanguard in the second quarter of 2005;

      - 2005 Brazilian wage increases resulting from completion of a local competency program for rig-based and shore-based personnel;

      - the Ocean Patriot, which worked the entire second quarter of 2005 offshore Australia, as compared to operating offshore South Africa for two months during the second quarter of 2004; and

      - the Ocean Nomad, which incurred higher labor costs during the second quarter of 2005 associated with its operations in the U.K., as compared to the same period in 2004 when this drilling rig was working offshore western Africa.

      Partially offsetting these higher expenses were lower comparative expenses during the second quarter of 2005 for:

      - the Ocean Epoch, which had lower labor costs while working in Malaysia compared to working in Australia the entire second quarter of 2004;

      - lower normal operating costs for the Ocean Yatzy in the second quarter of 2005, compared to higher inspection, fuel and mobilization costs incurred in connection with a 5-year survey during the second quarter of 2004; and

      - lower labor benefits costs for the Ocean Guardian and the Ocean Princess due to our reversal of a prior period reserve for U.K. mandated labor benefits in the second quarter of 2005 as a result of our interpretation of a recent ruling by the U.K. Court of Appeals.

Jack-Ups.

      Revenues. Revenues for our jack-up fleet increased $20.9 million during the second quarter of 2005 compared to the same quarter in 2004.

      Improvements in average operating dayrates contributed $19.6 million to the overall revenue increase as average operating dayrates rose from $36,900 during the second quarter of 2004 to $51,700 during the same period of 2005. All of our jack-up rigs experienced an increase in average operating dayrate reflecting the continuing improvement in the jack-up market.

      We also recognized $2.3 million in mobilization fees during the second quarter of 2005, including a $2.0 million demobilization fee received by the Ocean Sovereign in April 2005 related to the completion of its operations in Bangladesh and relocation to Indonesia.

      Utilization for our jack-up fleet fell from 97% (excluding the Ocean Champion which was cold-stacked during the second quarter of 2004) to 92% during the second quarter of 2005, which resulted in a decrease in revenues for the second quarter of 2005 of $1.0 million, as compared to the same period in 2004. Lower utilization in the second quarter of 2005, as compared to the second quarter of 2004, is reflective of downtime for leg repairs to both the Ocean Spur and the Ocean Heritage, as well as contract preparation work in connection with the Ocean Heritage's contract in Qatar. This overall decline in utilization in the second quarter of 2005 is partially offset by the Ocean Champion's reactivation from cold-stack status in the third quarter of 2004.

      Contract Drilling Expense. Contract drilling expense for our jack-up fleet for the second quarter of 2005 increased $8.7 million compared to the same period in 2004. In addition to higher overall routine maintenance and repair and labor costs for all domestic jack-ups operating in the GOM, resulting from the high, sustained utilization rates in the second quarter of 2005, our operating costs for the period increased, as compared to the same period in 2004, due to:

      - higher operating costs for the Ocean Champion in the second quarter of 2005 compared to the same period in 2004 when the rig was cold-stacked;

      - higher well-to-well move costs for our rigs working in the U.S. GOM and additional mobilization costs for the Ocean Sovereign due to its second quarter 2005 move to locations offshore Bangladesh and Indonesia;

      - a $1.0 million insurance deductible for leg damage to the Ocean Heritage; and

      - higher maintenance and travel costs for the Ocean Heritage while in a shipyard in Qatar for leg repairs and routine maintenance.

Reimbursable expenses, net.

      Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.6 million and $0.7 million for the quarters ended June 30, 2005 and 2004, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.

Depreciation.

      Depreciation expense increased $1.4 million to $46.0 million in the second quarter of 2005 compared to $44.6 million in the second quarter of 2004 primarily due to depreciation associated with capital additions in 2004 and the first half of 2005. Partially offsetting this increase was a reduction in depreciation for the Ocean Liberator, which we removed from our actively-marketed fleet in December 2004 and subsequently sold in June 2005.

General and Administrative Expense.

      General and administrative expense for the three months ended June 30, 2005 of $9.2 million increased $0.4 million from $8.8 million for the same period in 2004. This increase was primarily due to higher payroll costs and higher external audit fees. Partially offsetting this increase were lower engineering-related consulting fees and substantially lower legal fees during the second quarter of 2005 compared to the same period in 2004 primarily due to the settlement of litigation in December 2004.

Gain on Sale of Assets.

      We recognized a net gain of $8.3 million on the sale of assets during the second quarter of 2005 compared to a net loss on asset sales of $0.1 million during the same quarter of 2004. Current quarter results include a pre-tax gain of $8.0 million related to the June 2005 sale of the Ocean Liberator.

Interest Income.

      We earned interest income of $6.1 million during the quarter ended June 30, 2005 compared to $3.1 million in the same period of 2004. The $3.0 million increase in interest income is primarily the result of interest earned on higher average cash and investment balances in 2005, as compared to the same period in 2004. See " - Liquidity and Capital Requirements" and " - Historical Cash Flows."

Interest Expense.

      Interest expense of $15.8 million during the second quarter of 2005 was $9.4 million higher than interest expense of $6.4 million in the same period in 2004. Our higher interest expense was primarily the result of our $6.9 million write-off of debt issuance costs associated with our June 2005 repurchase of approximately 96% of our then outstanding Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures. In addition, our results for the second quarter of 2005 included interest expense on our 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, and our 5.15% Senior Notes Due September 1, 2014, or 5.15% Senior Notes, all of which were issued subsequent to the second quarter of 2004. The increase was partially offset by lower interest expense on our Zero Coupon Debentures, as a result of our partial repurchase in June 2005. See " - Liquidity and Capital Requirements - Contractual Cash Obligations."

Income Tax (Expense) Benefit.

      Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Income tax expense of $14.5 million was recognized on pre-tax income of $55.8 million for the three months ended June 30, 2005, compared to an income tax benefit of $2.2 million on a pre-tax loss of $12.7 million for the comparable period in 2004.

      Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no U.S. tax expense or benefits were recognized on these earnings or losses during 2005 and 2004. Our estimated annual effective rate was 27.1% as of June 30, 2005 and 24.8% as of June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

      Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below. Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                               -----------------------        FAVORABLE/
                                                 2005          2004         (UNFAVORABLE)
                                               ---------     ---------     ---------------
                                                           (In thousands)
CONTRACT DRILLING REVENUE
  High Specification Floaters .............    $ 191,690     $ 123,840     $        67,850
  Other Semisubmersibles ..................      207,342       146,263              61,079
  Jack-ups ................................      123,863        83,123              40,740
  Other ...................................         (208)          699                (907)
                                               ---------     ---------     ---------------
  TOTAL CONTRACT DRILLING REVENUE .........    $ 522,687     $ 353,925     $       168,762
                                               =========     =========     ===============

  REVENUES RELATED TO REIMBURSABLE EXPENSES    $  19,470     $  15,219     $         4,250

CONTRACT DRILLING EXPENSE
  High Specification Floaters .............    $  90,045     $  83,138     $        (6,907)
  Other Semisubmersibles ..................      155,966       130,952             (25,014)
  Jack-ups ................................       60,657        52,019              (8,638)
  Other ...................................        4,035         2,052              (1,983)
                                               ---------     ---------     ---------------
  TOTAL CONTRACT DRILLING EXPENSE .........    $ 310,703     $ 268,161     $       (42,542)
                                               =========     =========     ===============

  REIMBURSABLE EXPENSES ...................    $  16,434     $  13,753     $        (2,681)

OPERATING INCOME (LOSS)
  High Specification Floaters .............    $ 101,645     $  40,702     $        60,943
  Other Semisubmersibles ..................       51,376        15,311              36,065
  Jack-ups ................................       63,206        31,104              32,102
  Other ...................................       (4,243)       (1,353)             (2,890)
  Reimbursable expenses, net ..............        3,036         1,466               1,570
  Depreciation ............................      (91,450)      (89,074)             (2,376)
  General and administrative expense ......      (18,659)      (17,549)             (1,110)
  Gain on sale and disposition of assets ..        7,992           195               7,797
                                               ---------     ---------     ---------------
  TOTAL OPERATING INCOME (LOSS) ...........    $ 112,903     $ (19,198)    $       132,101
                                               =========     =========     ===============

High Specification Floaters.

      Revenues. Revenues generated by our high specification floaters (deepwater semisubmersibles) increased $67.9 million during the six months ended June 30, 2005 compared to the same period in 2004.

      The average operating dayrate for our rigs in this market increased 21% to $114,800 in the first six months of 2005 from $95,000 in the first half of 2004, which reflects the continuing strength of the market for this class of rig. Average operating revenue per day increased for all but one of our deepwater semisubmersibles, generating an additional $36.4 million in revenues in the first six months of 2005 compared to the same period in 2004.

      In the first six months of 2005, average utilization for our rigs in the deepwater market increased significantly over average utilization for the same period in 2004. Average utilization increased to 92% during the first half of 2005 from 72% for the first six months of 2004, generating additional revenues of $31.5 million in the 2005 period. Significant improvements in utilization were achieved by:

      - the Ocean Star, which operated the majority of the first half of 2005 compared to being ready-stacked for the first five months of 2004;

      - the Ocean America, which worked the entire first six months of 2005 but was in a shipyard for nearly half of the first six months of 2004 for a 5-year survey and upgrade; and


      - the Ocean Alliance, which worked the majority of the first half of 2005 but experienced unpaid downtime for nearly four months during the first half of 2004 for repairs due to a series of sub-sea and electrical problems, a 5-year survey and planned sub-sea equipment upgrade.

      Partially offsetting the overall increase in utilization for our rigs in this market during the first six months of 2005, as compared to the same period in 2004, was downtime for the Ocean Baroness which mobilized from Indonesia to a shipyard in Singapore, as compared to 91% utilization during the first half of 2004. Other changes in utilization were primarily due to the timing of scheduled surveys, related repairs and maintenance activities.

      Contract Drilling Expense. Contract drilling expense for our deepwater semisubmersibles increased $6.9 million during the first six months of 2005 compared to the same period in 2004, primarily due to $3.9 million in higher labor and benefits costs. The increase in labor and benefits costs is reflective of December 2004 pay increases, both domestically and in Brazil, as well as additional staffing requirements resulting from the increased utilization of our rigs. Additionally, increases in equipment rental costs in 2005 compared to 2004, primarily for replacement anchor chain on the Ocean America which was lost during Hurricane Ivan in September 2004, was mostly offset by lower inspection and other related costs in the first six months of 2005 for the Ocean Alliance and the Ocean America which completed 5-year surveys in 2004.

Other Semisubmersibles.

      Revenues. Revenues generated by our other (or mid-water) semisubmersibles for the six months ended June 30, 2005 increased $61.1 million compared to the same period in 2004.

      Average operating revenue per day for our fleet of mid-water semisubmersibles rose to $69,000 for the first half of 2005 from $54,300 for the first half of 2004, contributing $35.8 million in additional revenues for the first six months of 2005, as compared to the same period in 2004. The effect of this upward trend in operating dayrates was first realized in the fourth quarter of 2004 and has continued into 2005.

      Utilization for our rigs in the mid-water market improved during the first six months of 2005, compared to the same period in 2004, resulting in an additional $23.6 million in revenue. Average utilization increased from 76% for the first six months of 2004 to 85% (excluding the Ocean Endeavor, which is undergoing a major upgrade) for the same period in 2005, as all of our actively-marketed fleet of other semisubmersibles returned to service by the end of 2004. Significant increases in utilization in the first half of 2005 compared to the same period in 2004 were achieved by:

      - the Ocean Voyager, which was cold-stacked the entire first half of 2004 and worked the entire first half of 2005;

      - the Ocean Concord and the Ocean Winner, each of which spent part of the first six months of 2004 in a shipyard for 5-year surveys; and

      - the Ocean Patriot, which was stacked for nearly 90 days at various points during the first half of 2004, compared to working the majority of the first half of 2005.

      Partially offsetting the increase in overall utilization was downtime for the Ocean Epoch which mobilized during the first quarter of 2005 to a shipyard in Singapore for a 5-year survey and contract preparation work, as compared to the same period in 2004 when the rig worked the majority of the period. Utilization in the first half of 2005 also decreased for the Ocean Lexington and Ocean Nomad, as compared to the first half of 2004, due to downtime associated with a steel renewal project and 5-year survey for the Ocean Lexington that commenced late in the second quarter of 2005 and unpaid downtime for repairs to the Ocean Nomad.

      During the six months ended June 30, 2005, we also recognized in income $5.3 million in deferred mobilization fees we received, of which $4.4 million related to the Ocean Patriot's 2004 mobilization from South Africa to New Zealand and the Bass Strait.

      Contract Drilling Expense. Contract drilling expense for our mid-water semisubmersibles increased $25.0 million during the first six months of 2005 compared to the same period in 2004 primarily due to:

      - increased labor costs, both domestically and internationally, primarily due to December 2004 salary increases for our rig-based personnel and higher national labor and related costs in Australia, Brazil, Norway and the U.K. as compared to other regions;

      - normal operating costs for the Ocean Vanguard in Norway and the Ocean Voyager during the first half of 2005, as compared to reduced costs during the comparable period of 2004 when the Ocean Vanguard was ready-stacked in the U.K. and the Ocean Voyager was cold-stacked in the U.S. GOM until the fourth quarter of 2004, as well as additional costs related to repair work on the Ocean Vanguard in early 2005;

      - the Ocean Patriot, which incurred normal operating costs while working in Australia as compared to the first half of 2004 when this rig was stacked for inspections and related repairs in South Africa;

      - amortization of $3.6 million in deferred mobilization costs for the Ocean Patriot and $1.0 million for the Ocean Nomad during the first six months of 2005; and

      - higher routine maintenance and repair and inspection costs for the Ocean Epoch which was in a shipyard for part of the first six months of 2005, as compared to normal operating costs during the same period of 2004.

      Partially offsetting these higher expenses were lower comparative expenses during the first six months of 2005, as compared to the same period in 2004, for:

      - the Ocean Concord, which incurred additional mobilization and 5-year survey costs during the first six months of 2004 compared to normal operating costs during the first six months of 2005; and

      - the Ocean Epoch, which had higher national labor costs during the first half of 2004 while working in Australia compared to reduced labor costs in the first half of 2005 when the rig mobilized to Singapore.

Jack-Ups.

      Revenues. Our jack-up fleet generated revenues of $123.9 million during the six months ended June 30, 2005, or an increase of $40.7 million compared to the same period in 2004.

      The most significant factor contributing to the increase in revenues was the improvement in average operating revenue per day during the first half of 2005, as compared to the first half of 2004. Increases in dayrates contributed $35.2 million to the overall revenue increase as average operating revenue per day rose from $36,900 during the first six months of 2004 to $50,900 during the same period of 2005. Average operating dayrates for all of our jack-up rigs increased in the first half of 2005, as compared to the same period in 2004, reflecting the continuing improvement in the jack-up market.

      Continuing improvements in the jack-up market were responsible for the increase in overall utilization for our jack-up fleet to 94% during the first half of 2005 from 87% during the first half of 2004. This increase in utilization generated an additional $4.3 million in revenue during the six months ended June 30, 2005 compared to the same period in 2004. The increase in utilization is primarily the result of the reactivation from cold-stack status of the Ocean Champion in the third quarter of 2004 and the nearly full utilization of both the Ocean Columbia and the Ocean Nugget in the first half of 2005, which were in shipyards for all or part of the first half of 2004 for inspections and related repairs. Favorable utilization trends in the first six months of 2005 were partially offset by lower utilization for the Ocean Heritage which experienced unpaid downtime for leg repairs and contract preparation work during the second quarter of 2005 and the Ocean Warwick which was in a shipyard for hurricane repairs during January 2005.

      Contract Drilling Expense. Contract drilling expenses for our jack-up fleet for the six months ended June 30, 2005 increased $8.6 million compared to the same period in 2004, primarily due to:

      - normal operating costs during the first half of 2005 for the Ocean Champion subsequent to its reactivation in August 2004;

      - higher normal operating costs for all of our jack-up rigs operating in the U.S. GOM due to the increase in average utilization in the first half of 2005 compared to the same period in 2004, including the effect of December 2004 salary increases;

      - higher mobilization costs associated with well-to-well rig moves within the U.S. GOM and amortization of move costs associated with the relocation of the Ocean Sovereign to various locations offshore Southeast Asia late in the fourth quarter of 2004 and in the first half of 2005; and

      -     a $1.0 million insurance deductible for leg damage to the Ocean
            Heritage.

      Partially offsetting these higher contract drilling expenses were lower mobilization costs during the first half of 2005 for the Ocean Heritage compared to the same period in 2004 when the rig incurred additional costs to mobilize to Ecuador.

Reimbursable expenses, net.

      Revenues related to reimbursable items, offset by the related expenditures for these items, were $3.0 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.

Depreciation.

      Depreciation expense increased $2.4 million to $91.5 million in the first half of 2005 compared to $89.1 million in the first half of 2004 primarily due to depreciation associated with capital additions in 2004 and the first half of 2005. Partially offsetting this increase was a reduction in depreciation for the Ocean Liberator, which we removed from our actively-marketed fleet in December 2004 and subsequently sold in June 2005.

General and Administrative Expense.

      We incurred general and administrative expense of $18.6 million during the six months ended June 30, 2005 compared to $17.5 million for the same period in 2004. The $1.1 million increase in costs between the periods was primarily due to higher payroll costs and external audit fees in the first half of 2005. Partially offsetting were lower legal fees during the first half of 2005 compared to the same period in 2004 primarily due to the settlement of litigation in December 2004.

Gain on Sale of Assets.

      We recognized a net gain of $8.0 million on the sale of assets during the first half of 2005 compared to a net gain of $0.2 million during the same period of 2004. This current year gain was primarily due to the June 2005 sale of the Ocean Liberator for a pre-tax gain of $8.0 million.

Interest Income.

      We earned interest income of $11.9 million during the six months ended June 30, 2005 compared to $4.7 million in the same period of 2004. The $7.2 million increase in interest income is primarily the result of interest earned on higher average cash and investment balances in 2005, as compared to the same period in 2004. See " - Liquidity and Capital Requirements" and " - Historical Cash Flows."

Interest Expense.

      Interest expense of $25.3 million during the first six months of 2005 was $12.6 million higher than interest expense of $12.7 million in the same period in 2004. This increase was primarily attributable to our write-off of $6.9 million in debt issuance costs associated with our June 2005 repurchase of approximately 96% of our then outstanding Zero Coupon Debentures. In addition, interest expense for the six months ended June 30, 2005 included interest related to our 4.875% Senior Notes and our 5.15% Senior Notes. The increase was partially offset by lower interest expense on our Zero Coupon Debentures as a result of the partial repurchase in June 2005. See " - Liquidity and Capital Requirements - Contractual Cash Obligations."

Income Tax (Expense) Benefit.

      We recognized income tax expense of $27.7 million on pre-tax income of $99.1 million for the six months ended June 30, 2005 compared to an income tax benefit of $5.9 million on a pre-tax loss of $27.4 million for the comparable period in 2004. Our estimated annual effective rate was 27.1% as of June 30, 2005 and 24.8% as of June 30, 2004.

      Tax expense for the six months ended June 30, 2005 also included expense of $0.9 million related to finalizing prior year tax returns in the U.K., $0.2 million related to a settlement of a tax dispute in East Timor and $0.1 million related to an increase in the expected settlement of a tax dispute in Brazil. Partially offsetting the higher tax expense was a $0.2 million reduction to the valuation allowance for prior year foreign tax credits which arose primarily from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense are not included in the current year estimated annual effective tax rate of 27.1% and have resulted in actual effective tax rate of 28.0% for the six months ended June 30, 2005.

      The net tax benefit recognized for the six months ended June 30, 2004 included $0.9 million in expense related to the finalization of prior year tax returns in two foreign jurisdictions. This additional expense is not included in the calculation of our estimated annual effective tax rate for 2004 of 24.8% and resulted in an actual effective tax rate of 21.6% for the six months ended June 30, 2004.

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

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity and capital resources are our cash flows from operations, proceeds from the issuance of debt securities and our cash reserves. At June 30, 2005 we had $687.9 million in "Cash and cash equivalents" and $302.3 million in "Investments and marketable securities" (including accrued purchases of $299.6 million in U.S. Treasury Bills which did not settle until July 1, 2005) representing our investment of cash available for current operations. On July 1, 2005, we repaid the $299.6 million payable for securities purchased out of our existing cash balances.

      Cash Flows from Operations. We operate in an industry that has been, and is expected to continue to be, extremely competitive and highly cyclical. Our cash flows from operations are a function of the dayrates we receive for our drilling rigs, as well as the utilization of these rigs. These factors are not within our control and are difficult to predict with any degree of specificity. For a description of other factors that could affect our cash flows from operations, see " - Overview - Results of Operations and Industry Conditions" and " - Forward-Looking Statements."

      Shelf Registration. We have the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a shelf registration statement. In addition, we may issue, from time to time, up to eight million shares of common stock, shares which are registered under an acquisition shelf registration statement (upon effectiveness of any required amendment thereto), in connection with one or more acquisitions by us of securities or assets of other businesses.

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

Contractual Cash Obligations.

      Purchase Obligations and Capital Commitments. As of June 30, 2005, we had purchase obligations aggregating approximately $193 million and $227.2 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up rigs, respectively. We had no other purchase obligations for major rig upgrades or any other significant obligations at June 30, 2005, except for those that arise during the normal course of business and are related to our direct rig operations.

      In April 2005, we signed a definitive purchase agreement to purchase the Enserch Garden Banks and related equipment for $20.0 million, which we expect to complete in September 2005. See " - Capital Expenditures."

      4.875% Senior Notes. On June 14, 2005, we issued $250.0 million aggregate principal amount of 4.875% Senior Notes at an offering price of 99.785% of the principal amount, resulting in net proceeds to us of $247.7 million, exclusive of accrued issuance costs. We expect to use the proceeds from this offering for general corporate purposes.

      Our 4.875% Senior Notes bear interest at 4.875% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning January 1, 2006, and mature on July 1, 2015. The 4.875% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc., and they rank equal in right of payment to our existing and future unsecured and unsubordinated indebtedness, although the 4.875% Senior Notes will be effectively subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem all or a portion of these notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.

      Zero Coupon Debentures. On June 7, 2005, we repurchased $460.0 million accreted value, or $774.1 million in aggregate principal amount at maturity, of our Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represents approximately 96% of our then outstanding Zero Coupon Debentures. The holders of our remaining outstanding Zero Coupon Debentures have the right to require us to repurchase the Zero Coupon Debentures on June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. We may pay such repurchase price with either cash or shares of our common stock or a combination of cash and shares of common stock.

      As of June 30, 2005, the aggregate accreted value of our Zero Coupon Debentures then outstanding of $18.4 million is classified as long-term debt in our Consolidated Balance Sheet. The aggregate principal amount at maturity will be $30.9 million assuming no additional conversions or redemptions occur prior to the maturity date.

      Dividends. In July 2005, we declared a cash dividend of $0.125 per share of our common stock payable on September 1, 2005 to stockholders of record on August 1, 2005 which represents an increase from the cash dividend of $0.0625 per share of our common stock that we paid in previous quarters.

      Our Board of Directors will consider declaring a special cash dividend in the first quarter of 2006. The amount of the special cash dividend, if any, will be determined by our Board. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors that our Board of Directors deems relevant.

Letters of Credit.

      We are contingently liable as of June 30, 2005 in the amount of $77.2 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $4.2 million currently have the option to require cash collateral due to the lowering of our credit rating in 2004. As of June 30, 2005 we have not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

Capital Expenditures.

      In the second quarter of 2005, we entered into agreements with Keppel FELS Limited to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, will be constructed in Brownsville, Texas and in Singapore, respectively, at an aggregate expected cost of approximately $300 million. We paid shipyard deposits totaling $56.8 million in the second quarter of 2005 related to the new construction. We expect delivery of both units in the first quarter of 2008.

      In May 2005, we began a major upgrade of the Ocean Endeavor for ultra-deepwater service. The modernized rig will be designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250 million, of which approximately $21.6 million had been spent as of June 30, 2005 and an additional $87 million is anticipated to be spent in the remainder of 2005. We expect delivery of the upgraded rig in mid-2007.

      We have budgeted an additional $115 million in capital expenditures in 2005 associated with our ongoing rig equipment replacement and enhancement programs, and other corporate requirements. As of June 30, 2005, we had spent approximately $51 million for capital additions, excluding upgrade costs for the Ocean Endeavor and the construction of the two new jack-up rigs.

      In the second quarter of 2005, we signed a definitive agreement to purchase the Enserch Garden Banks, a Victory-class semi-submersible drilling rig, and related equipment for $20.0 million, primarily for its upgrade potential. We expect to close this transaction in September 2005.

      We expect to finance our 2005 capital expenditures through the use of existing cash balances or internally generated funds.

Reactivation Costs.

      We have recently committed to reactivate our remaining cold-stacked rig, the Ocean New Era, commencing in the third quarter of 2005. We expect the reactivation of this rig to be completed in the fourth quarter of 2005 and to cost approximately $12 million, of which approximately one-half of the costs will be expensed in the second half of 2005 and the remaining one-half will be capitalized and amortized to expense over the estimated life of the rig.

Off-Balance Sheet Arrangements.

      At June 30, 2005 and December 31, 2004, we had no off-balance sheet debt.

HISTORICAL CASH FLOWS

      The following is a discussion of our historical cash flows from operating, investing and financing activities for the six months ended June 30, 2005 compared to the same period in 2004.

Net Cash Provided by Operating Activities.

                                                     SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                       2005             2004          CHANGE
                                                   ------------     ------------     --------
                                                              (IN THOUSANDS)
Net income (loss) .............................    $     71,400     $    (21,467)    $  92,867
Net changes in operating assets and liabilities         (92,779)          (4,324)      (88,455)
Loss (gain) on sale of marketable securities ..           1,197             (258)        1,455
Depreciation and other non-cash items, net ....         115,827           95,311        20,516
                                                   ------------     ------------     ---------
                                                   $     95,645     $     69,262     $  26,383
                                                   ============     ============     =========

      Cash flow from our operations in the first six months of 2005 increased $26.4 million or 38%, as compared to the same period in 2004. The increase in cash flow from our operations in the first half of 2005 is the result of higher utilization and higher average dayrates earned by our offshore drilling units as a result of an increase in overall demand for offshore contract drilling services, as compared to the first half of 2004. These favorable trends were negatively impacted by an increase in cash required to satisfy our working capital requirements, including a temporary increase in our trade receivables account, which will generate cash as the billing cycle is completed.

Net Cash Used in Investing Activities.

                                                 SIX MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                   2005             2004          CHANGE
                                                -----------     -----------     -----------
                                                                (IN THOUSANDS)
Purchase of marketable securities ...........   $(3,412,724)    $(1,895,603)    $(1,517,121)
Proceeds from sales and maturities of
  marketable securities .....................     4,063,503       1,949,247       2,114,256
Capital expenditures ........................      (129,459)        (52,588)        (76,871)
Proceeds from sale of assets ................        16,055           1,076          14,979
Proceeds from maturities of Australian dollar
 time deposits ..............................        11,761           9,163           2,598
Purchase of Australian dollar time deposits..            --         (42,073)         42,073
Other .......................................           273              --             273
                                                -----------     -----------     -----------
                                                $   549,409     $   (30,778)    $   580,187
                                                ===========     ===========     ===========

      Our investing activities generated $549.4 million in the six months ended June 30, 2005, compared to a usage of $30.8 million in the same period in 2004. In the first six months of 2005, we sold marketable securities, net of purchases, of $650.8 million compared to $53.6 million during the same period of 2004. This increase in net sales activity is primarily the result of increased cash requirements in the second quarter of 2005 to partially fund the repurchase of $460.0 million accreted value of our Zero Coupon Debentures in June 2005.

      In the first half of 2005, we spent $51.1 million on projects associated with our ongoing rig equipment replacement and enhancement programs and other corporate requirements. We spent an additional $78.4 million in connection with the Ocean Endeavor upgrade and the Ocean Scepter and Ocean Shield construction projects during the six months ended June 30, 2005. In the same period in 2004, we spent $39.2 million on projects in connection with our ongoing replacement and enhancement programs and other corporate requirements and an additional $13.4 million to complete a two-year enhancement program for six of our jack-up rigs and an upgrade of the Ocean America to make it more suitable for developmental drilling. In June 2005, we sold one of our semisubmersible rigs, the Ocean Liberator, for net cash proceeds of $13.6 million. Proceeds from the sale of miscellaneous assets in the first six months of 2004 were not significant.

      In the second quarter of 2004, based on the expectation that higher interest rates could be achieved by investing in Australian dollar-based securities, we invested $42.1 million in Australian dollar time deposits (equivalent of 60 million Australian dollars) with expirations ranging from May 2004 to March 2005. $11.8 million and $9.2 million of these investments matured in the six months ended June 30, 2005 and 2004, respectively. From time to time, we may utilize forward exchange contracts to hedge our exposure to changes in exchange rates between U.S. dollars and the local currencies of the countries in which we operate. During the first six months of 2005, we entered into various foreign currency forward exchange contracts which resulted in net realized gains totaling $0.3 million.

      As of June 30, 2005, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of $3.0 million in Mexican pesos on the first day of July 2005 and August 2005 and the equivalent of $5.0 million in British pounds sterling in July and August of 2005. Subsequent to June 30, 2005, we entered into an additional contract to purchase the equivalent of $5.0 million in British pounds sterling in September 2005 and two contracts to purchase the equivalent of $5.0 million in Australian dollars in August 2005 and September 2005.

Net Cash Used in Financing Activities.

                                                 SIX MONTHS ENDED JUNE 30,
                                                 -------------------------
                                                   2005            2004       CHANGE
                                                 ---------     -----------   ---------
                                                             (IN THOUSANDS)
Proceeds from issuance of 4.875% Senior Notes    $ 249,462     $        --   $ 249,462
Payment of debt issuance costs ..............       (1,429)             --      (1,429)
Redemption of Zero Coupon Debentures ........     (460,015)             --    (460,015)
Payment of dividends ........................      (16,071)        (16,166)         95
Proceeds from stock options exercised .......        4,935              --       4,935
                                                 ---------     -----------   ---------
                                                 $(223,118)    $   (16,166)  $(206,952)
                                                 =========     ===========   =========

      On June 7, 2005, we repurchased $460.0 million accreted value, or approximately 96%, of our then outstanding Zero Coupon Debentures for cash.

      We received net cash proceeds of $248.1 million ($247.7 million, exclusive of accrued issuance costs) from the issuance of $250.0 million aggregate principal amount of our 4.875% Senior Notes, at an offering price of 99.785% of the principal amount in June 2005.

      During the six months ended June 30, 2005, we received $4.9 million in proceeds from the exercise of stock options to purchase shares of our common stock.

      Depending on market conditions, we may, from time to time, purchase shares of our common stock or issue put options in the open market or otherwise. However, during the six months ended June 30, 2005 and 2004, we did not repurchase any shares of our outstanding common stock or issue any put options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2005 the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, "Accounting Changes and Error Corrections," or SFAS 154, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect adoption of SFAS 154 to have a material impact on our consolidated results of operations, financial position or cash flows.

      In December 2004 the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123 (R). This statement supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123
(R) was originally effective as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123 (R) for registrants such as us until the beginning of the first fiscal year beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123(R). We do not expect our adoption of SFAS 123 (R) to have a material impact on our consolidated results of operations, financial position or cash flows.

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

      -     business strategy;

      -     growth opportunities;

      -     competitive position;

      -     expected financial position;

      -     future cash flows;

      -     future quarterly or special dividends;

      -     financing plans;

      - tax planning (See " -- Overview -- General--Critical Accounting Estimates -- Income Taxes," " -- Three Months Ended June 30, 2005 and 2004" and " -- Six Months Ended June 30, 2005 and 2004");

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

      Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2005 and December 31, 2004 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

      The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2005 and December 31, 2004, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

      Our long-term debt as of June 30, 2005 and December 31, 2004 is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $136.5 million and $149.2 million, respectively. A 100 basis point decrease would result in an increase in market value of $167.8 million and $184.4 million, respectively.

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

      During the first half of 2005, we entered into various forward exchange contracts requiring us to purchase predetermined amounts of foreign currencies at predetermined dates. As of June 30, 2005, we had forward exchange contracts outstanding that require us to purchase the equivalent of approximately $5.0 million in British pounds sterling in July and August of 2005 and the equivalent of approximately $3.0 million in Mexican pesos on July 1, 2005 and August 1, 2005. These forward exchange contracts were included in "Other assets" in our Consolidated Balance Sheet at June 30, 2005 at fair value in accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities."

      The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2005 and December 31, 2004.

      The following table presents our market risk by category (interest rates and foreign currency exchange rates):

                                        FAIR VALUE ASSET (LIABILITY)                  MARKET RISK
                                       ------------------------------          ---------------------------
                                        JUNE 30,         DECEMBER 31,          JUNE 30,       DECEMBER 31,
   CATEGORY OF RISK EXPOSURE:             2005               2004               2005             2004
---------------------------------      ----------        ------------          --------       ------------
                                                               (IN THOUSANDS)
Interest rate:
   Marketable securities ...........   $  302,335(a)     $    650,247 (a)           400(c)    $      2,100(c)
   Long-term debt ..................    1,039,784(b)       (1,213,820)(b)            --                 --
Foreign Exchange:
  Australian dollar time deposits...          --               11,602 (d)            --              2,300(d)
  Forward exchange contracts........          200(d)               --             2,900(d)              --

      (a) The fair market value of our investment in marketable securities is based on the quoted closing market prices on June 30, 2005 and December 31, 2004.

      (b) The fair values of our 4.875% Senior Notes, 5.15% Senior Notes, 1.5% convertible senior debentures due 2031 and Zero Coupon Debentures are based on the quoted closing market prices on June 30, 2005 and December 31, 2004. The fair value of our Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 4.84% for June 30, 2005 and 4.27% for December 31, 2004.

      (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2005 and December 31, 2004.

      (d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at June 30, 2005 and a decrease in foreign exchange rates of 20% at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

      Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our last fiscal quarter that ended on June 30, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.

      There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We held our Annual Meeting of Stockholders, or Annual Meeting, on May 23, 2005 in Houston, Texas. At the Annual Meeting, the holders of 124,435,529 shares of common stock out of 128,579,668 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:

      a. To elect eight directors to serve until the 2006 annual meeting of stockholders.

                                        NUMBER OF SHARES
                             ---------------------------------------
                                                             BROKER
                                  FOR         WITHHELD      NON-VOTE
                             -----------     ----------     --------
James S. Tisch               112,676,166     11,759,363            0
Lawrence R. Dickerson        112,692,547     11,742,982            0
Alan R. Batkin               123,725,007        710,522            0
Charles L. Fabrikant         123,881,386        554,143            0
Paul G. Gaffney, II          123,512,384        923,145            0
Herbert C. Hofmann           113,111,247     11,324,282            0
Arthur L. Rebell             113,036,830     11,396,699            0
Raymond S. Troubh            122,773,882      1,661,647            0

      b. To consider and act upon a proposal to approve the Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan.

For                         106,617,213
Against                       7,793,265
Abstain                         428,924
Broker Non-Vote               9,596,127

      c. To consider and act upon a proposal to approve the Diamond Offshore Drilling, Inc. Incentive Compensation Plan for Executive Officers.

For                         112,390,572
Against                       2,015,647
Abstain                         433,105
Broker Non-Vote               9,596,205

      d. To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for fiscal year 2005.

For                         124,201,571
Against                         189,631
Abstain                          44,327
Broker Non-Vote                       0

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

                              DIAMOND OFFSHORE DRILLING, INC.
                                          (Registrant)

Date 29-July-2005              By: \s\ Gary T. Krenek
                                   ---------------------------------------------
                                   Gary T. Krenek
                                   Vice President and Chief Financial Officer

Date 29-July-2005                  \s\ Beth G. Gordon
                                   ---------------------------------------------
                                   Beth G. Gordon
                                   Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No                           Description
-----------    -------------------------------------------------------------------
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

    4.2        Fifth Supplemental Indenture, dated as of June 14, 2005, between the
               Company and JPMorgan Chase Bank, National Association, as Trustee
               (incorporated by reference to Exhibit 4.2 to the Company's Current
               Report on Form 8-K filed June 16, 2005).

    4.3 Exchange and Registration Rights Agreement, dated June 14, 2005, between the Company and the initial purchaser of the 4.875% Senior
               Notes (incorporated by reference to Exhibit 4.3 to the Company's
               Current Report on Form 8-K filed June 16, 2005).

    10.1       Second Amended and Restated Diamond Offshore Drilling, Inc. 2000
               Stock Option Plan (incorporated by reference to Exhibit A attached to the Company's definitive proxy statement on Schedule 14A filed on
               March 31, 2005).

    10.2       Diamond Offshore Drilling, Inc. Incentive Compensation Plan for
               Executive Officers (incorporated by reference to Exhibit B attached to the Company's definitive proxy statement on Schedule 14A filed on
               March 31, 2005).

    31.1*      Rule 13a-14(a) Certification of the Chief Executive Officer.

    31.2*      Rule 13a-14(a) Certification of the Chief Financial Officer.

    32.1*      Section 1350 Certification of the Chief Executive Officer and Chief
               Financial Officer.

* Filed or furnished herewith.