Form 10-Q
period 2005-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2005-10-28
CIK 949039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 25, 2005   Common stock, $0.01 par value per share   128,693,267 shares

                         DIAMOND OFFSHORE DRILLING, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2005

                                                                        PAGE NO.
                                                                        --------
COVER PAGE...........................................................       1

TABLE OF CONTENTS....................................................       2

PART I.  FINANCIAL INFORMATION.......................................       3

   ITEM 1. FINANCIAL STATEMENTS
           Consolidated Balance Sheets...............................       3
           Consolidated Statements of Operations.....................       4
           Consolidated Statements of Cash Flows.....................       5
           Notes to Unaudited Consolidated Financial Statements......       6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................      19

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK ..............................................      41

   ITEM 4. CONTROLS AND PROCEDURES...................................      42

PART II. OTHER INFORMATION...........................................      42

   ITEM 6. EXHIBITS..................................................      42

SIGNATURES...........................................................      43

EXHIBIT INDEX........................................................      44

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             2005           2004
                                                                        -------------   ------------
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................................    $  486,710      $  266,007
   Investments and marketable securities ............................       302,414         661,849
   Accounts receivable ..............................................       303,484         187,558
   Rig inventory and supplies .......................................        47,733          47,590
   Prepaid expenses and other .......................................        34,430          32,677
                                                                         ----------      ----------
      Total current assets ..........................................     1,174,771       1,195,681
DRILLING AND OTHER PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION .........................................     2,204,523       2,154,593
OTHER ASSETS ........................................................        24,285          29,112
                                                                         ----------      ----------
      Total assets ..................................................    $3,403,579      $3,379,386
                                                                         ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ................................    $   12,818      $  484,102
   Accounts payable .................................................        36,129          27,530
   Accrued liabilities ..............................................       117,330          87,614
   Taxes payable ....................................................        15,236          14,661
                                                                         ----------      ----------
      Total current liabilities .....................................       181,513         613,907
LONG-TERM DEBT ......................................................       977,470         709,413
DEFERRED TAX LIABILITY ..............................................       423,959         369,722
OTHER LIABILITIES ...................................................        66,321          60,516
                                                                         ----------      ----------
      Total liabilities .............................................     1,649,263       1,753,558
                                                                         ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8) ..............................            --              --

STOCKHOLDERS' EQUITY:
   Common stock (par value $0.01, 500,000,000 shares authorized,
      133,729,154 shares issued and 128,812,354 shares outstanding at September 30, 2005; 133,483,820 shares issued and
      128,567,020 shares outstanding at December 31, 2004) ..........         1,337           1,335
   Additional paid-in capital .......................................     1,271,896       1,264,512
   Retained earnings ................................................       597,662         476,382
   Accumulated other comprehensive losses ...........................        (2,166)         (1,988)
   Treasury stock, at cost (4,916,800 shares at September 30, 2005
      and December 31, 2004) ........................................      (114,413)       (114,413)
                                                                         ----------      ----------
      Total stockholders' equity ....................................     1,754,316       1,625,828
                                                                         ----------      ----------
      Total liabilities and stockholders' equity ....................    $3,403,579      $3,379,386
                                                                         ==========      ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2005       2004       2005       2004
                                                        --------   --------   --------   --------
REVENUES:
   Contract drilling ................................   $300,535   $200,610   $823,222   $554,535
   Revenues related to reimbursable expenses ........      9,987      7,588     29,457     22,807
                                                        --------   --------   --------   --------
      Total revenues ................................    310,522    208,198    852,679    577,342
                                                        --------   --------   --------   --------

OPERATING EXPENSES:
   Contract drilling ................................    160,537    140,607    471,240    408,768
   Reimbursable expenses ............................      8,350      6,620     24,784     20,373
   Depreciation and amortization ....................     46,494     45,043    137,944    134,117
   General and administrative .......................      8,928      6,728     27,587     24,277
   (Gain) loss on sale of assets ....................       (761)     1,536     (8,753)     1,341
   Casualty gain on Ocean Warwick ...................    (33,605)        --    (33,605)        --
                                                        --------   --------   --------   --------
      Total operating expenses ......................    189,943    200,534    619,197    588,876
                                                        --------   --------   --------   --------

OPERATING INCOME (LOSS) .............................    120,579      7,664    233,482    (11,534)

OTHER INCOME (EXPENSE):
   Interest income ..................................      6,078      2,899     17,974      7,581
   Interest expense .................................     (8,341)    (7,657)   (33,664)   (20,384)
   Gain (loss) on sale of marketable securities .....        (12)       (27)    (1,209)       231
   Other, net .......................................      1,115         78      1,985       (333)
                                                        --------   --------   --------   --------

INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT ...    119,419      2,957    218,568    (24,439)
   INCOME TAX (EXPENSE) BENEFIT .....................    (37,380)       (16)   (65,129)     5,913
                                                        --------   --------   --------   --------
NET INCOME (LOSS) ...................................   $ 82,039   $  2,941   $153,439   $(18,526)
                                                        ========   ========   ========   ========
INCOME (LOSS) PER SHARE:
   BASIC ............................................   $   0.64   $   0.02   $   1.19   $  (0.14)
                                                        ========   ========   ========   ========
   DILUTED ..........................................   $   0.60   $   0.02   $   1.14   $  (0.14)
                                                        ========   ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Shares of common stock ...........................    128,748    128,899    128,638    129,180
   Dilutive potential shares of common stock ........      9,819         42      9,551         --
                                                        --------   --------   --------   --------
      Total weighted average shares outstanding .....    138,567    128,941    138,189    129,180
                                                        ========   ========   ========   ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                             2005          2004
                                                                         -----------   -----------
OPERATING ACTIVITIES:
   Net income (loss) .................................................   $   153,439   $   (18,526)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation ...................................................       137,944       134,117
      Casualty gain on Ocean Warwick .................................       (33,605)           --
      (Gain) loss on sale of assets ..................................        (8,753)        1,341
      Loss (gain) on sale of marketable securities, net ..............         1,209          (231)
      Deferred tax provision (benefit) ...............................        54,085        (1,025)
      Accretion of discounts on marketable securities ................        (5,884)       (2,256)
      Amortization of debt issuance costs ............................         7,557           819
      Amortization of debt discounts .................................         7,339        12,010
   Changes in operating assets and liabilities:
      Accounts receivable ............................................      (110,995)          201
      Rig inventory and supplies and other current assets ............        (7,973)      (11,444)
      Accounts payable and accrued liabilities .......................        16,354        19,525
      Taxes payable ..................................................           575        (2,914)
      Other items, net ...............................................         3,234           841
                                                                         -----------   -----------
         Net cash provided by operating activities ...................       214,526       132,458
                                                                         -----------   -----------

INVESTING ACTIVITIES:
   Capital expenditures (including rig acquisitions) .................      (187,066)      (69,719)
   Proceeds from sale of assets ......................................        19,551         1,521
   Proceeds from casualty loss of Ocean Warwick ......................        44,088            --
   Proceeds from sale of marketable securities .......................     4,863,752     2,773,630
   Purchases of marketable securities ................................    (4,511,361)   (2,913,971)
   Purchases of Australian dollar time deposits ......................            --       (42,073)
   Proceeds from maturities of Australian dollar time deposits .......        11,761        19,846
   Proceeds from settlement of forward contracts .....................           939            --
                                                                         -----------   -----------
         Net cash provided (used) by investing activities ............       241,664      (230,766)
                                                                         -----------   -----------

FINANCING ACTIVITIES:
   Issuance of 4.875% senior unsecured notes .........................       249,462            --
   Issuance of 5.15% senior unsecured notes ..........................            --       249,397
   Debt issue costs ..................................................        (1,866)       (1,565)
   Redemption of zero coupon debentures ..............................      (460,015)           --
   Acquisition of treasury stock .....................................            --       (18,077)
   Payment of dividends ..............................................       (32,159)      (24,249)
   Proceeds from stock options exercised .............................         9,565            --
                                                                         -----------   -----------
         Net cash (used) provided by financing activities ............      (235,013)      205,506
                                                                         -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................          (474)          332
                                                                         -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................       220,703       107,530
   Cash and cash equivalents, beginning of period ....................       266,007       106,345
                                                                         -----------   -----------
   Cash and cash equivalents, end of period ..........................   $   486,710   $   213,875
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

     As of October 25, 2005 Loews Corporation, or Loews, owned 54.5% of our outstanding shares of common stock.

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

     Our investments in marketable securities are classified as available for sale and stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in "Accumulated other comprehensive losses" until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in "Interest income." The sale and purchase of marketable securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in our Consolidated Statements of Operations in "Other income (expense)."

Repurchase Agreements

     From time to time we may enter into repurchase agreements with unrelated parties, primarily major brokerage firms. Under these agreements, which are effectively secured loans, funds are transferred to the seller and the purchaser holds the marketable securities as collateral. These transactions are generally settled the following business day. At September 30, 2005, we had purchased two marketable securities for a total of $300.0 million under repurchase agreements, which were held as collateral. The agreements are classified as "Investments and marketable securities" in our Consolidated Balance Sheet at September 30, 2005. We recognized interest of $0.4 million on repurchase agreements during 2005, which is included in "Interest income" in our Consolidated Statement of Operations. We did not have any outstanding repurchase agreements at December 31, 2004. See Note 3.

Derivative Financial Instruments

     Our derivative financial instruments include forward currency exchange contracts and a contingent interest provision that is embedded in our 1.5% Convertible Senior Debentures Due 2031, or the 1.5% Debentures, issued on April 11, 2001. See Note 4.

Supplementary Cash Flow Information

     We paid interest on long-term debt totaling $89.7 million for the nine months ended September 30, 2005, which included $73.3 million in accreted interest paid in connection with the June 2005 partial redemption of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures. See Note 7. During the nine months ended September 30, 2004, we paid interest on long-term debt of $3.5 million.

     We paid $5.4 million and $0.8 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2005 and 2004, respectively. We received refunds of U.S. income taxes of $7.7 million and $0.4 million during the nine months ended September 30, 2005 and 2004, respectively.

Capitalized Interest

     Interest cost for construction and upgrade of qualifying assets is capitalized. In April 2005, we began capitalizing interest on expenditures related to our upgrade of the Ocean Endeavor for ultra-deepwater service. A reconciliation of our total interest cost to "Interest expense" as reported in our Consolidated Statements of Operations is as follows:

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                               ------------------   -----------------
                                                  2005     2004      2005       2004
                                                 ------   ------    -------   -------
                                                           (IN THOUSANDS)
Total interest cost including
   amortization of debt issuance costs......     $8,590   $7,657    $34,000   $20,384
Capitalized interest........................       (249)      --       (336)       --
                                                 ------   ------    -------   -------
   Total interest expense as reported.......     $8,341   $7,657    $33,664   $20,384
                                                 ======   ======    =======   =======

Debt Issuance Costs

     Debt issuance costs are included in our Consolidated Balance Sheets in "Other assets" and are amortized over the respective terms of the related debt. Interest expense for the nine months ended September 30, 2005 includes $6.9 million in debt issuance costs that we wrote-off in connection with the June 2005 partial redemption of our outstanding Zero Coupon Debentures.

Treasury Stock

     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. The purchase of treasury stock is accounted for using the cost method which reports the cost of the shares acquired in "Treasury stock" as a deduction from stockholders' equity in our Consolidated Balance Sheets. We did not purchase any treasury stock during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we purchased 782,200 shares of our common stock at an aggregate cost of $18.1 million, or at an average cost of $23.11 per share.

Comprehensive Income (Loss)

     A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         ------------------   -------------------
                                                            2005     2004       2005       2004
                                                          -------   ------    --------   --------
                                                                      (IN THOUSANDS)
Net income (loss).....................................    $82,039   $2,941    $153,439   $(18,526)
Other comprehensive gains (losses), net of tax:
   Foreign currency translation gain (loss)...........        308      138        (102)      (294)
   Unrealized holding gain (loss) on investments......        (11)      32          14        484
   Reclassification adjustment for gain
      included in net income (loss)...................         (5)      --         (90)       (25)
                                                          -------   ------    --------   --------
Comprehensive income (loss)...........................    $82,331   $3,111    $153,261   $(18,361)
                                                          =======   ======    ========   ========

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

                                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                                        ------------------   -------------------
                                                                           2005     2004       2005       2004
                                                                         -------   ------    --------   --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported........................................    $82,039   $2,941    $153,439   $(18,526)
   Add: Stock-based employee compensation expense included
      in reported net income (loss), net of related tax effects......         --       --          --         --
   Deduct: Total stock-based employee compensation
      expense determined under fair value based method,
      net of related tax effects.....................................       (355)    (234)       (995)      (792)
                                                                         -------   ------    --------   --------
Pro forma net income (loss)..........................................    $81,684   $2,707    $152,444   $(19,318)
                                                                         =======   ======    ========   ========
Earnings (loss) per share of common stock:
   As reported.......................................................    $  0.64   $ 0.02    $   1.19   $  (0.14)
   Pro forma.........................................................    $  0.63   $ 0.02    $   1.19   $  (0.15)
Earnings (loss) per share of common stock - assuming dilution:
   As reported.......................................................    $  0.60   $ 0.02    $   1.14   $  (0.14)
   Pro forma.........................................................    $  0.60   $ 0.02    $   1.13   $  (0.15)

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

2. EARNINGS (LOSSES) PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2005       2004       2005       2004
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) - basic (numerator):               $ 82,039   $  2,941   $153,439   $(18,526)
   Effect of dilutive potential shares
      1.5% Debentures .........................         1,136         --      3,467         --
      Zero Coupon Debentures ..................           104         --         --         --
                                                     --------   --------   --------   --------
Net income (loss) including conversions -
   diluted (numerator)                               $ 83,279   $  2,941   $156,906   $(18,526)
                                                     ========   ========   ========   ========
Weighted average shares - basic (denominator):        128,748    128,899    128,638    129,180
   Effect of dilutive potential shares
      1.5% Debentures .........................         9,383         --      9,383         --
      Zero Coupon Debentures ..................           266         --         --         --
      Stock options ...........................           170         42        168         --
                                                     --------   --------   --------   --------
Weighted average shares including conversions -
   diluted (denominator)                              138,567    128,941    138,189    129,180
                                                     ========   ========   ========   ========
Earnings (losses) per share:
      Basic ...................................      $   0.64   $   0.02   $   1.19   $  (0.14)
                                                     ========   ========   ========   ========
      Diluted .................................      $   0.60   $   0.02   $   1.14   $  (0.14)
                                                     ========   ========   ========   ========

     The computation of diluted earnings per share, or EPS, for the nine month period ended September 30, 2005 excludes approximately 4.1 million potentially dilutive shares of common stock issuable upon conversion of our Zero Coupon Debentures because the inclusion of such potentially dilutive shares would have been antidilutive. For the nine months ended September 30, 2005, we also excluded stock options representing 1,000 shares of common stock from the computation of diluted EPS because the options' exercise prices were higher than the average market price per share of our common stock for the period.

     The computations of diluted EPS for the three and nine month periods ended September 30, 2004 exclude approximately 9.4 million and 6.9 million potentially dilutive shares of common stock issuable upon conversion of our 1.5% Debentures and our Zero Coupon Debentures, respectively. Such shares were not included in the EPS computations for 2004 because the inclusion of such potentially dilutive shares would have been antidilutive.

     For the three and nine month periods ended September 30, 2004, we excluded stock options representing 302,550 shares and 327,117 shares of common stock, respectively, from the computations of diluted EPS because the options' exercise prices were higher than the average market price per share of our common stock. We also excluded other stock options representing 184,425 shares of our common stock with an average market price in excess of their exercise prices from the computations of diluted EPS for the nine month period ended September 30, 2004 because there was a net loss for the period.

3.  INVESTMENTS AND MARKETABLE SECURITIES

     We report investments as current assets in our Consolidated Balance Sheets in "Investments and marketable securities," representing our investment of cash available for current operations. At September 30, 2005, our "Investments and marketable securities" included $300.0 million in securities held as collateral under repurchase agreements, which had an approximate fair value of $302.9 million. At December 31, 2004, "Investments and marketable securities" also included $11.6 million of time deposits (converted from 15.0 million Australian dollars) which matured through March 2005. These marketable securities did not meet the definition of debt securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and were therefore carried at cost, which we determined to approximate fair value.

     Our other investments in marketable securities are classified as available for sale and are summarized as follows:

                                                                SEPTEMBER 30, 2005
                                                 ------------------------------------------------
                                                  AMORTIZED COST   UNREALIZED GAIN   MARKET VALUE
                                                 ---------------   ---------------   ------------
                                                                  (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
   Mortgage-backed securities.................        $2,394             $20            $2,414
                                                      ======             ===            ======

                                                              DECEMBER 31, 2004
                                               ------------------------------------------------
                                                                 UNREALIZED GAIN
                                                AMORTIZED COST        (LOSS)       MARKET VALUE
                                               ---------------   ---------------   ------------
                                                                (IN THOUSANDS)
Debt securities issued by the U.S. Treasury
and other U.S. government agencies:
   Due within one year .....................       $498,011           $ 189          $498,200
   Due within one year through five years ..        148,877            (119)          148,758
   Mortgage-backed securities ..............          3,221              68             3,289
                                                   --------           -----          --------
   Total ...................................       $650,109           $ 138          $650,247
                                                   ========           =====          ========

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER 30,
                               -------------------   -----------------------
                                 2005       2004        2005         2004
                               --------   --------   ----------   ----------
                                               (IN THOUSANDS)
Proceeds from sales ........   $    250   $449,383   $2,613,752   $1,648,630
Proceeds from maturities ...    800,000    375,000    2,250,000    1,125,000
Gross realized gains .......         --         --          184        2,558
Gross realized losses ......        (12)       (27)      (1,393)      (2,327)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Forward Currency Exchange Contracts

     Our international operations expose us to foreign exchange risk, primarily associated with our costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. From time to time, we may use a foreign exchange forward contract to reduce the forward exchange risk. A forward currency exchange contract obligates a contract holder to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

     During 2005, we entered into various foreign currency forward exchange contracts which resulted in net realized gains totaling $0.7 million and $0.9 million for the three- and nine-month periods ended September 30,

2005, respectively. As of September 30, 2005, we had foreign currency exchange contracts outstanding requiring us to purchase the equivalent of $3.0 million in Mexican pesos in October and November 2005, the equivalent of $3.0 million in Australia dollars in October 2005 and the equivalent of $7.0 million in British pounds sterling in November 2005.

     These forward contracts are derivatives as defined by SFAS No. 133, "Accounting for Derivatives and Hedging Activities," or SFAS 133. The forward contracts we entered into in 2005 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded a net pre-tax unrealized loss of $0.1 million and a net pre-tax unrealized gain of $0.1 million in our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2005, respectively, as "Other income (expense)" to adjust the carrying value of these derivative financial instruments to their fair value.

Contingent Interest

     Our 1.5% Debentures, of which an aggregate principal amount of approximately $460 million are outstanding, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2004 or at September 30, 2005.

5. DRILLING AND OTHER PROPERTY AND EQUIPMENT

     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2005            2004
                                                        -------------   ------------
                                                               (IN THOUSANDS)
Drilling rigs and equipment .........................    $ 3,587,309    $ 3,529,593
Construction work-in-progress .......................        104,400             --
Land and buildings ..................................         16,250         15,770
Office equipment and other ..........................         24,046         22,895
                                                         -----------    -----------
   Cost .............................................      3,732,005      3,568,258
Less: accumulated depreciation ......................     (1,527,482)    (1,413,665)
                                                         -----------    -----------
   Drilling and other property and equipment, net ...    $ 2,204,523    $ 2,154,593
                                                         ===========    ===========

     Construction work-in-progress at September 30, 2005 consisted of $47.6 million related to the major upgrade of the Ocean Endeavor to ultra-deepwater service, which we expect to be completed in mid-2007, and shipyard deposits of $56.8 million for the construction of two new jack-up drilling units, which is scheduled to commence in the first quarter of 2006. Additionally, in August 2005, we purchased a Victory-class semi-submersible drilling rig, the Enserch Garden Banks, or Garden Banks, and related equipment for $20.0 million.

     On August 29, 2005, our jack-up drilling rig, the Ocean Warwick, was declared a constructive total loss as a result of damages sustained during Hurricane Katrina, and we wrote-off its net carrying value of $14.0 million in the third quarter of 2005. See Note 12.

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                      SEPTEMBER 30,   DECEMBER 31,
                                           2005           2004
                                      -------------   ------------
                                             (IN THOUSANDS)
Payroll and benefits ..............      $ 28,773        $26,221
Personal injury and other claims ..         7,901          8,076
Interest payable ..................         8,575          5,938
Deferred revenue ..................        12,406          6,514
Accrued project/upgrade expenses ..        27,391         14,920
Hurricane related expenses ........         5,213             --
Other .............................        27,071         25,945
                                         --------        -------
   Total ..........................      $117,330        $87,614
                                         ========        =======

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                       SEPTEMBER 30,   DECEMBER 31,
                                            2005           2004
                                       -------------   ------------
                                              (IN THOUSANDS)
Zero Coupon Debentures (due 2020) ..     $ 18,559       $  471,284
1.5% Debentures (due 2031) .........      459,987          460,000
5.15% Senior Notes (due 2014) ......      249,449          249,413
4.875% Senior Notes (due 2015) .....      249,475               --
Ocean Alliance lease-leaseback .....       12,818           12,818
                                         --------       ----------
                                          990 288        1,193,515
Less: Current maturities ...........      (12,818)        (484,102)
                                         --------       ----------
   Total ...........................     $977,470       $  709,413
                                         ========       ==========

     Payments of certain of our long-term debt may be accelerated due to certain rights that the holders of our debt have to put the securities to us. The holders of our outstanding 1.5% Debentures have the right to require us to purchase all or a portion of their 1.5% Debentures on April 15, 2008, at a price equal to 100% of the principal amount of the debentures to be purchased plus accrued and unpaid interest to such date.

     The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2005, are as follows:

        (DOLLARS IN THOUSANDS)
--------------------------------------
2005 ......................   $ 12,818
2006 ......................         --
2007 ......................         --
2008 ......................    459,987
2009 ......................        --
Thereafter ................    517,483
                              --------
                               990,288
Less: Current maturities ..    (12,818)
                              --------
   Total ..................   $977,470
                              ========

     1.5% DEBENTURES

     During the third quarter of 2005, the holders of $13,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. The debentures were converted at the initial conversion rate of 20.3978 shares per $1,000 principal amount of debentures, or $49.02 per share, resulting in the issuance of 264 shares of our common stock in the third quarter of 2005.

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

     Also in connection with the retirement of a portion of our Zero Coupon Debentures, we expensed $6.9 million in debt issuance costs associated with the retired debentures, which we have included in interest expense in our Consolidated Statement of Operations for the nine months ended September 30, 2005.

8. COMMITMENTS AND CONTINGENCIES

     Various claims have been filed against us in the ordinary course of business, including claims by offshore workers alleging personal injuries. Our management believes that we have established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of our management, no pending or threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

     During the third quarter of 2004, we were notified that some of our subsidiaries had been named, along with other defendants, in several complaints that had been filed in the Circuit Courts of the State of Mississippi by approximately 800 persons alleging that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints also named as defendants over 25 other companies that are not affiliated with us. The complaints alleged that the defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case and the several other offshore drilling companies named as defendants, that such defendants allowed such drilling mud to have been utilized aboard their offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. To date, we have been served with 29 complaints, of which 13 complaints were filed against Arethusa Off-Shore Company and 16 complaints were filed against Diamond Offshore (USA), Inc. (now known as Diamond Offshore (USA) L.L.C. and formerly known as Odeco Drilling, Inc.). We filed motions to dismiss each of these cases based upon a number of legal grounds, including naming improper parties. In April 2005 the plaintiffs agreed to dismiss, with prejudice, all 13 complaints filed against Arethusa Off-Shore Company after we demonstrated that the claims could not be maintained against us or any of our subsidiaries. In addition, we expect to receive complete defense and indemnity for the remaining 16 complaints from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. Accordingly, we are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

     Various other claims have been filed against us in the ordinary course of business. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," we have assessed each claim or exposure to determine the likelihood that the resolution of the matter might ultimately result in an adverse effect on our financial condition, results of operations or cash flows. When we determine that an unfavorable resolution of a matter is probable and such amount of loss can be determined, we record a reserve for the estimated loss at the time that both of these criteria are met. At September 30, 2005, our loss reserves related to our Brazilian operations aggregated $13.8 million, of which $0.6 million and $13.2 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $13.0 million at December 31, 2004, of which $0.9 million was recorded in "Accrued liabilities" and $12.1 million was recorded in "Other liabilities" in our Consolidated Balance Sheets.

     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.

     Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims that are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At September 30, 2005, our estimated liability for personal injury claims was $37.3 million, of which $7.9 million and $29.4 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. At December 31, 2004, we had recorded loss reserves for personal injury claims aggregating $33.4 million, of which $8.0 million and $25.4 million were recorded in "Accrued liabilities" and "Other liabilities," respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

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

Contract Drilling Services

     Revenues from customers for contract drilling and similar services by equipment-type are listed below:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2005       2004       2005       2004
                                               --------   --------   --------   --------
                                                             (IN THOUSANDS)
High Specification Floaters ................   $113,133   $ 75,502   $304,824   $199,342
Other Semisubmersibles .....................    118,293     79,357    325,634    225,620
Jack-ups ...................................     68,971     45,268    192,834    128,391
Other ......................................        138        483        (70)     1,182
                                               --------   --------   --------   --------
   Total contract drilling revenues ........    300,535    200,610    823,222    554,535
Revenues related to reimbursable expenses ..      9,987      7,588     29,457     22,807
                                               --------   --------   --------   --------
      Total revenues .......................   $310,522   $208,198   $852,679   $577,342
                                               ========   ========   ========   ========

Geographic Areas

     At September 30, 2005 our drilling rigs were located offshore nine countries other than the United States. As a result, we are exposed to the risk of changes in social, political, economic and other conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

                           THREE MONTHS ENDED    NINE MONTHS ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                          -------------------   -------------------
                            2005       2004       2005       2004
                          --------   --------   --------   --------
                                        (IN THOUSANDS)
United States .........   $169,637   $ 91,615   $457,766   $249,317

Foreign:
   South America ......     33,625     32,186     86,762     89,953
   Europe/Africa ......     30,313     19,538     74,961     50,976
   Australia/Asia .....     49,001     43,420    161,241    123,215
   Mexico .............     21,420     21,439     63,753     63,881
   Middle East ........      6,526         --      8,196         --
                          --------   --------   --------   --------
      Total revenues ..   $310,522   $208,198   $852,679   $577,342
                          ========   ========   ========   ========

10. INCOME TAXES

     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no U.S. tax expense or benefits were recognized on these earnings or losses in 2005 or 2004. Our estimated annual effective tax rate was 29.5% as of September 30, 2005 and 27.7% as of September 30, 2004.

     Tax expense for the nine months ended September 30, 2005 also included expense of $0.9 million related to finalizing prior year tax returns in the U.K. and $0.2 million related to an increase in the settlement of a tax dispute in East Timor. Partially offsetting the higher tax expense was a $0.2 million reduction to the valuation allowance for prior year tax credits which arose primarily from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense were not included in the current year estimated annual effective tax rate of 29.5% and resulted in an actual effective tax rate of 29.8% for the nine months ended September 30, 2005.

     The net tax benefit recognized for the nine months ended September 30, 2004 also included a $0.9 million adjustment related to finalizing prior year tax returns in two foreign jurisdictions. This additional expense was not included in the 2004 estimated annual effective rate of 27.7%.

11. PENSION PLAN

     The defined benefit pension plan established by Arethusa (Off-Shore) Limited, a company which we acquired in 1996, or Arethusa, effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.

     As a result of freezing the plan, no service cost has been accrued for the periods presented.

     Components of net periodic benefit costs were as follows:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       ------------------   -----------------
                                           2005   2004         2005    2004
                                          -----   -----       -----   -----
                                                     (IN THOUSANDS)
Interest cost ......................      $ 260   $ 256       $ 780   $ 766
Expected return on plan assets .....       (294)   (296)       (927)   (890)
Amortization of unrecognized loss ..         76      76         229     230
                                          -----   -----       -----   -----
Net periodic pension expense .......      $  42   $  36       $  82   $ 106
                                          =====   =====       =====   =====

     During each of the three-month periods ended September 30, 2005 and 2004, we made voluntary contributions to the plan of $0.2 million. We are not required, nor do we expect, to make further contributions to our pension plan in 2005.

12. HURRICANE DAMAGE

     In the third quarter of 2005, the U.S. Gulf Coast and Gulf of Mexico were seriously affected by two hurricanes, Katrina and Rita. In late August 2005, one of our jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in our fleet sustained lesser damage in Hurricanes Katrina or Rita, or in some cases from both storms. We believe that the physical damage to our rigs, as well as related removal and recovery costs, are covered by insurance, after applicable deductibles.

     The Ocean Warwick, with a net book value of $14.0 million, was declared a constructive total loss effective August 29, 2005. We issued a proof of loss in the amount of $50.5 million to our insurers, representing the insured value of the rig less a $4.5 million deductible. As of September 30, 2005, we had received $44.1 million in insurance proceeds related to the claim for the Ocean Warwick, and the remaining receivable of $6.4 million is presented in "Accounts receivable" in our Consolidated Balance Sheets at September 30, 2005. Recovery and removal of the Ocean Warwick are subject to separate insurance deductibles totaling $2.5 million. The drilling unit has been moved to a dock-side location and will be disposed of in accordance with underwriter instructions.

     In the third quarter of 2005, we recorded a $33.6 million, pre-tax, net casualty gain for the Ocean Warwick, representing net insurance proceeds of $50.5 million, less the write-off of the $14.0 million net carrying value of the drilling rig and $0.4 million in rig-based inventory, and $2.5 million in insurance deductibles for salvage and wreck removal as a result of Hurricanes Katrina and Rita. We have presented this as "Casualty Gain on Ocean Warwick" in our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2005.

     Damage to our other affected rigs and warehouse in New Iberia, Louisiana was less severe, and we believe that such repair costs and lost equipment will be covered by insurance, less estimated deductibles. Insurance deductibles relating to the remaining rigs damaged during Hurricane Katrina and our rigs and facility damaged by Hurricane Rita total $2.6 million in the aggregate, of which $1.2 million and $1.4 million have been recorded as additional contract drilling expense and loss on sale of assets, respectively, for the three and nine months ended September 30, 2005 in our Consolidated Statement of Operations.

     In addition, in the third quarter of 2005, we wrote-off the net book value of approximately $4.2 million, pre-tax, in rig equipment that was either lost or damaged beyond repair during the storms as loss on sale of assets and recorded a corresponding insurance receivable in an amount equal to our expected recovery from insurers. The write-off of this equipment and recognition of insurance receivables had no net effect on our consolidated results of operations for the three and nine months ended September 30, 2005.

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

     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship. In August 2005, we purchased the Enserch Garden Banks, or Garden Banks, a Victory-class semisubmersible drilling rig and related equipment, for $20 million and removed from service one of our jack-up rigs, the Ocean Warwick, as a result of damages sustained during Hurricane Katrina (see "- Overview - Impact of 2005 Hurricanes." In June 2005, we completed the sale of the Ocean Liberator and received net cash proceeds of $13.6 million.

OVERVIEW

INDUSTRY CONDITIONS

     The market for our mid and deepwater semisubmersible rigs continued to experience steady improvement during the third quarter of 2005, as did the market for our jack-up rigs. Solid demand for all classes of offshore drilling rigs in the face of tight supply is continuing to lift dayrates and maintain high utilization rates around the world; however, actual revenues received in future periods could be reduced by various operating factors.

     Gulf of Mexico. In the U.S. Gulf of Mexico, or GOM, drilling activities were significantly impacted by two severe hurricanes, Katrina and Rita, which disrupted operations and damaged equipment throughout the offshore drilling industry in August and September 2005, respectively. We experienced various degrees of damage to our fleet during the two storms, and one jack-up unit, the Ocean Warwick, was declared a constructive total loss. Excluding the Ocean Warwick, all of our other rigs damaged by these hurricanes have now been repaired and returned to service, with the exception of Ocean Star, which is expected to return to work in mid-November of this year. See " - Impact of 2005 Hurricanes."

     Dayrates continue to escalate in the GOM. A commitment for one of our high-specification rigs has reached as high as $325,000 per day for work beginning in the fourth quarter of 2006 and extending until the fourth quarter of 2008. This contrasts with a dayrate of $185,000 that the unit is currently earning. All seven of our high-specification semisubmersible rigs in the GOM, including the recently relocated Ocean Baroness which is expected to commence drilling operations in November 2005, are currently contracted at higher dayrates than those earned during the first quarter of 2005. Five of these seven high-specification rigs have future contracts at improved dayrates beginning in the fourth quarter of 2005 or early 2006, compared to their current operating dayrates.

     The dayrates for our four mid-water semisubmersibles currently operating in the GOM have reached as high as $175,000 for a one-well contract beginning in the fourth quarter of 2005. This contrasts with an average dayrate in the upper $40,000 range earned during the third quarter of 2004 by our mid-water drilling units in the GOM. Additionally, the Ocean New Era, which is currently being reactivated from cold-stack status, is expected to commence operations in the GOM in December 2005 at a dayrate of $100,000. We continue to view the deepwater and mid-water markets in the GOM as under-supplied, and believe that additional improvement in backlog and dayrates is likely in these market segments during the remainder of 2005 and in 2006.

     Our jack-up fleet in the GOM also continued to experience high utilization and improving dayrates during the third quarter of 2005. Dayrates for our jack-up fleet operating in the GOM have increased from an average in the mid-$30,000 range in 2004 to an average dayrate in the upper $50,000 range during the third quarter of 2005. Industry-wide, up to six jack-up units are reportedly scheduled to leave the GOM for other international markets by the end of 2005, and up to eight additional jack-up rigs were seriously damaged and could ultimately be declared lost by the industry because of the two hurricanes. As a result, we view the jack-up market in the GOM as under-supplied and believe that additional improvement in backlog and dayrates is likely in this market segment during the remainder of 2005 and in 2006.

     In the Mexican sector of the Gulf of Mexico, or Mexican GOM, our four semisubmersible rigs remain under long-term contracts that extend into late 2006 and 2007. We believe that future work for other of our semisubmersibles and jack-ups in this market is possible, though limited. We view the market for the Mexican GOM as firm and expect it to remain so during 2005.

     Brazil. Two of our rigs operating in Brazil are currently working under term contracts that expire in 2009 and an additional two rigs are operating under contracts expiring in 2010. We do not currently contemplate any change in our market position in Brazil. We view the Brazilian semisubmersible market as balanced and expect it to remain so during the remainder of 2005 and in 2006.

     North Sea. Drilling activity in both the U.K. and Norwegian sectors of the North Sea has mirrored that in the GOM since mid-2004. Our three mid-water semisubmersible rigs operating in the U.K. sector have received future contracts at dayrates ranging from $152,500 to $160,000 for work beginning in the first quarter of 2006, compared to current dayrates of approximately $80,000. In Norway, the Ocean Vanguard is working under a $140,000 per day contract that expires early in the third quarter of 2006. Effective industry utilization remains near 100 percent in the North Sea, and leading-edge dayrates currently exceed our present and future contract rates in both the U.K. and Norwegian sectors. We believe this market will continue to improve throughout the balance of 2005 and in 2006.

     Australia/Asia/Middle East. We currently have five semisubmersible rigs and one jack-up rig operating in the Australia/Asia market under contracts or commitments for work extending well into 2006 at increasing dayrates, compared to current dayrates averaging in the middle $70,000-range during the third quarter of 2005. One of our jack-up units, the Ocean Heritage, mobilized from Southeast Asia to Qatar during the second quarter of 2005, where the unit is operating under an approximately seven-month agreement at a dayrate of $71,000. We view demand in the Australia/Asia and Middle Eastern markets as increasing, and with high utilization, we believe continuing improvement in dayrates is probable.

IMPACT OF 2005 HURRICANES

     In the third quarter of 2005, the U.S. Gulf Coast and GOM were seriously affected by two hurricanes, Katrina and Rita. In late August 2005, one of our jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in our fleet sustained lesser damage in Hurricanes Katrina or Rita, or in some cases from both storms. We believe that the physical damage to our rigs, as well as related removal and recovery costs, are covered by insurance, after applicable deductibles. Our results for the third quarter of 2005 reflect the impact of Hurricanes Katrina and Rita. As further described below, we recorded an after-tax gain of $21.8 million (or $0.16 per shared on a diluted basis) related to net insurance proceeds from the casualty loss of the Ocean Warwick, and other damage to our fleet, as well as our relief and recovery efforts, resulted in the recording of hurricane-related after-tax costs of $2.6 million (or $0.02 per share on a diluted basis).

     The Ocean Warwick, with a net book value of $14.0 million, was declared a constructive total loss effective August 29, 2005. We issued a proof of loss in the amount of $50.5 million to our insurers, representing the insured value of the rig less a $4.5 million deductible. To date, we have received insurance proceeds totaling $49.9 million related to the claim for the Ocean Warwick ($44.1 million through September 30, 2005). Recovery and removal of the Ocean Warwick are subject to separate insurance deductibles totaling $2.5 million. The drilling unit has been moved to a dock-side location and will be disposed of in accordance with underwriter instructions.

     In the third quarter of 2005, we recorded a $33.6 million, pre-tax, net casualty gain for the Ocean Warwick, representing net insurance proceeds of $50.5 million, less the write-off of the $14.0 million net carrying value of the drilling rig and $0.4 million in rig-based inventory, and $2.5 million in insurance deductibles for salvage and wreck removal as a result of Hurricanes Katrina and Rita. We have presented this as "Casualty Gain on Ocean Warwick" in our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2005.

     Damage to our other affected rigs and warehouse in New Iberia, Louisiana was less severe, and we believe that repair costs for such damage and lost equipment will be covered by insurance, less estimated deductibles. All of our damaged rigs have now been repaired and returned to service, with the exception of the Ocean Star, which is expected to return to work in mid-November 2005. Insurance deductibles relating to the remaining rigs damaged during Hurricane Katrina and our rigs and facility damaged by Hurricane Rita total $2.6 million in the aggregate, of which $1.2 million and $1.4 million have been recorded as additional contract drilling expense and loss on sale of assets, respectively, for the three- and nine-month periods ended September 30, 2005.

     In addition, in the third quarter of 2005, we wrote-off the net book value of approximately $4.2 million, pre-tax, in rig equipment that was either lost or damaged beyond repair during these storms as loss on sale of assets and recorded a corresponding insurance receivable in an amount equal to our expected recovery from insurers. The write-off of this equipment and recognition of insurance receivables had no net effect on our consolidated results of operations for the three- and nine-month periods ended September 30, 2005.

     Our operating results for the third quarter of 2005 were negatively impacted by lost revenues as a result of the casualty loss of the Ocean Warwick and an aggregate of 41.5 days of unpaid downtime for several of our other drilling rigs in the U.S. GOM for hurricane-related repairs. We expect our revenues for the fourth quarter of 2005 also to be negatively impacted by these same factors, as well as the later than expected start-up of drilling operations for the Ocean Lexington and Ocean New Era, which were in shipyards located on the U.S. Gulf Coast during these hurricanes. Unpaid downtime for the fourth quarter of 2005 associated with hurricane-related repairs is estimated to be an aggregate of approximately 110 days. The impact of lost revenues associated with the Ocean Warwick is estimated to be $2.3 million, pre-tax, and $6.4 million, pre-tax, for the third and fourth quarters of 2005, respectively. We expect the additional unpaid downtime in the third and fourth quarters of 2005 resulting from hurricane damage to reduce our revenues by approximately $5.1 million, pre-tax, and $11.8 million, pre-tax, respectively. However, actual downtime and loss of revenues may vary as repairs are completed, and our drilling rigs resume/commence drilling operations ahead of or behind our initial estimates.

     During the third quarter of 2005, we also incurred additional operating expenses, including but not limited to the cost of reconnaissance aircraft, rig crew over-time and employee assistance, hurricane relief supplies and temporary housing and office space, of $1.4 million, pre-tax, relating to relief and recovery efforts in the aftermath of Hurricanes Katrina and Rita, which we do not expect to be recoverable through our insurance. In addition, we expect to incur similar charges in the fourth quarter of 2005 of approximately $0.7 million, pre-tax, and an additional $1.7 million, pre-tax, for the rental of mooring equipment for two of our drilling rigs.

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

     Operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey or special survey that are due every five years for all of our rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

     In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey and require downtime for the drilling rig, but normally do not require dry-docking or shipyard time.

     In May 2005 we renewed our insurance policies for hull and machinery damage, workers' compensation and general liability coverages, among other things, at an aggregate annual cost of approximately $17 million, which represents approximately a 15% increase in insurance costs compared to the previous policy period. Insurance premiums will be amortized as expense over the applicable policy periods which generally expire at the end of April 2006.

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

     At September 30, 2005, there were no changes in circumstances that indicated that the carrying value of our property and equipment, primarily drilling equipment, may not be recoverable.

     Management's assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

     Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each personal injury claim by evaluating the existing facts and circumstances and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims which are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At September 30, 2005, our estimated liability for personal injury claims was $37.3 million. The eventual settlement or adjudication of these claims could differ materially from the estimated amounts due to uncertainties such as:

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Comparative data relating to our revenues and operating expenses by equipment type are listed below. Certain amounts applicable to the prior period have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   -------------------     FAVORABLE/
                                                     2005       2004     (UNFAVORABLE)
                                                   --------   --------   -------------
                                                              (In thousands)
CONTRACT DRILLING REVENUE
   High Specification Floaters .................   $113,133   $ 75,502     $ 37,631
   Other Semisubmersibles ......................    118,293     79,357       38,936
   Jack-ups ....................................     68,971     45,268       23,703
   Other .......................................        138        483         (345)
                                                   --------   --------     --------
   TOTAL CONTRACT DRILLING REVENUE .............   $300,535   $200,610     $ 99,925
                                                   ========   ========     ========

   REVENUES RELATED TO REIMBURSABLE EXPENSES ...   $  9,987   $  7,588     $  2,399

CONTRACT DRILLING EXPENSE
   High Specification Floaters .................   $ 44,747   $ 43,697     $ (1,050)
   Other Semisubmersibles ......................     82,888     62,185      (20,703)
   Jack-ups ....................................     29,930     34,354        4,424
   Other .......................................      2,972        371       (2,601)
                                                   --------   --------     --------
   TOTAL CONTRACT DRILLING EXPENSE .............   $160,537   $140,607     $(19,930)
                                                   ========   ========     ========

   REIMBURSABLE EXPENSES .......................   $  8,350   $  6,620     $ (1,730)

OPERATING INCOME (LOSS)
   High Specification Floaters .................   $ 68,386   $ 31,805     $ 36,581
   Other Semisubmersibles ......................     35,405     17,172       18,233
   Jack-ups ....................................     39,041     10,914       28,127
   Other .......................................     (2,834)       112       (2,946)
   Reimbursable expenses, net ..................      1,637        968          669
   Depreciation ................................    (46,494)   (45,043)      (1,451)
   General and administrative expense ..........     (8,928)    (6,728)      (2,200)
   Gain (loss) on sale of assets ...............        761     (1,536)       2,297
   Casualty gain on Ocean Warwick ..............     33,605         --       33,605
                                                   --------   --------     --------
   TOTAL OPERATING INCOME ......................   $120,579   $  7,664     $112,915
                                                   ========   ========     ========

High Specification Floaters.

     Revenues. Revenues generated by our high specification floaters (deepwater semisubmersibles) increased $37.6 million during the quarter ended September 30, 2005 compared to the same period in 2004.

     Average operating dayrates earned by our entire fleet of high specification floaters in the third quarter of 2005 increased approximately 58% compared to average operating dayrates earned during the third quarter of 2004. Our average operating revenues per day rose to $144,700 during the third quarter of 2005 from $91,700 during the third quarter of 2004, generating an additional $41.2 million in revenues in the 2005 period. Except for the Ocean Baroness, which recently relocated to the GOM in the third quarter of 2005, all of our high specification floaters operated under contracts with higher operating dayrates during the third quarter of 2005 compared to the same period in 2004. This is reflective of a continued improvement in the deepwater market, most notably in the GOM, which began in the third quarter of 2004.

     Utilization for our deepwater fleet fell from 89% during the third quarter of 2004 to 85% during the same period of 2005, reducing revenues by $3.8 million for the third quarter of 2005 compared to the third quarter of 2004. The decline in utilization in the third quarter of 2005 is primarily due to downtime for the Ocean Baroness which did not operate for the entire third quarter of 2005 and 30 days of unpaid downtime for the Ocean Quest for hurricane-related repairs. The Ocean Baroness, which was stacked in Singapore for an intermediate survey beginning in June 2005 and then relocated to the GOM, is expected to recommence drilling operations in the GOM in November 2005.

     These unfavorable utilization variances were partly offset by the nearly full utilization of the Ocean Victory, the Ocean Alliance, and the Ocean Clipper in the third quarter of 2005 compared to the same period in 2004. During the third quarter of 2004, the Ocean Victory was ready-stacked for 45 days, and the Ocean Alliance and the Ocean Clipper had 29 days and 12 days, respectively, of unpaid downtime for repairs.

     Contract Drilling Expense. Contract drilling expense for our deepwater semisubmersibles increased $1.1 million for the third quarter ended September 30, 2005 compared to the same period in 2004, primarily due to:

     - increased labor costs for our rig-based and shore-based personnel due to 2005 wage increases; and

     - higher insurance costs in the third quarter of 2005 associated with increased premiums for the 2005/2006 policy year, additional loss of hire insurance coverage and the reversal of overaccrued insurance premiums during the third quarter of 2004.

     Higher contract drilling expenses during the third quarter of 2005, compared to the third quarter of 2004, were partially offset by lower normal operating costs for the Ocean Baroness, which was stacked for a portion of the third quarter of 2005 and subsequently relocated to the GOM, and lower non-reimbursable fuel charges for the Ocean Alliance.

     During the quarters ended September 30, 2005 and 2004, we recorded insurance deductibles relating to hurricane damage to our high-specification floaters of $0.5 million and $1.7 million, respectively.

Other Semisubmersibles.

     Revenues. Revenues generated by our other semisubmersibles operating in the mid-water market increased $38.9 million, or 49%, during the quarter ended September 30, 2005, as compared to the same period in 2004. Average operating revenue per day for our mid-water semisubmersibles fleet increased from $55,900 in the third quarter of 2004 to $77,300 in the third quarter of 2005 due to the continuing improvement in the mid-water market. This favorable trend in revenues resulted in $23.8 million in additional revenues in the third quarter of 2005, as compared to the same period in 2004.

     Average utilization for our rigs in the mid-water market (excluding the Ocean Endeavor, which is being upgraded for ultra-deepwater service and the recently acquired Garden Banks) increased from 80% in the third quarter of 2004 to 86% in the third quarter of 2005, which resulted in additional revenues of $14.3 million during the third quarter of 2005 as compared to the same period in 2004. Utilization rates for our mid-water fleet during the third quarter of 2005 reflect the nearly full utilization of the Ocean Concord, as compared to the same period in 2004 when this unit was in a shipyard for a 5-year survey and life enhancement maintenance. In addition, the Ocean Voyager, which was reactivated from cold-stack status in the fourth quarter of 2004, operated the entire third quarter of 2005. The overall improvement in utilization in the third quarter of 2005, as compared to the same period in 2004, was partially offset by 31 days of unpaid downtime for anchor winch repairs to the Ocean Vanguard and downtime for the Ocean Lexington, which was in a shipyard for a 5-year survey and steel renewal project during the entire third quarter of 2005. Both of these drilling units worked the entire third quarter of 2004.

     Contract Drilling Expense. Contract drilling expense for our mid-water semisubmersibles increased $20.7 million during the third quarter of 2005 compared to the same period in 2004. Significant factors impacting our operating costs in the third quarter of 2005, as compared to the third quarter of 2004, include:

     - reactivation and stand-by crew costs for the Ocean New Era and normal operating costs for the Ocean Voyager during the third quarter of 2005, as compared to reduced costs during the comparable period of 2004 when these rigs were cold-stacked;

     - normal operating costs for the Ocean Concord, which worked most of the third quarter of 2005, compared to the same period in 2004 when this rig was in a shipyard for a survey and life enhancement maintenance; and

     - higher operating costs for the Ocean Bounty while working in Australia during the third quarter of 2005, as compared to working offshore New Zealand for a majority of the third quarter of 2004 at a lower cost structure.

     Labor and related costs comprise a significant portion of our operating expenses. During the third quarter of 2005, as compared to the same period in 2004, our operating costs were negatively impacted by increased labor and related costs and shorebase support costs, primarily for:

     - our operations in Norway, mostly due to Norwegian pay allowances and additional personnel required to comply with Norwegian regulations;

     - December 2004 and September 2005 wage increases for our rig-based and shore-based personnel, including a Brazilian wage increase resulting from completion of a local competency program;

     - the Ocean Patriot, which worked the entire third quarter of 2005 offshore Australia, as compared to the third quarter of 2004 when the drilling rig was mobilizing from offshore South Africa to New Zealand and Australia; and

     - the Ocean Nomad, which incurred higher labor costs during the third quarter of 2005 associated with its operations in the U.K., as compared to the same period in 2004 when this drilling rig was working offshore western Africa.

     Partially offsetting these higher expenses were lower comparative expenses in the third quarter of 2005 for:

     - the Ocean Epoch, which had lower labor and shore-based costs while working in Malaysia, as compared to working in Australia the entire third quarter of 2004; and

     - lower labor benefits costs for the Ocean Guardian and the Ocean Princess due to a third quarter 2004 accrual for retroactive U.K. mandated labor benefits, a portion of which was subsequently reversed in the second quarter of 2005 as a result of our interpretation of a recent ruling by the U.K. Court of Appeals.

Jack-Ups.

     Revenues. Revenues for our jack-up fleet increased $23.7 million during the third quarter of 2005 compared to the same quarter in 2004.

     Improvements in average operating dayrates contributed $19.8 million (excluding the Ocean Warwick) to the overall revenue increase as average operating dayrates rose from $38,000 for the third quarter of 2004 to $57,500 during the same period of 2005. All of our jack-up rigs experienced an increase in average operating dayrates during the third quarter of 2005 compared to the third quarter of 2004, reflective of the continued improvement in the jack-up market.

     Utilization for our jack-up fleet improved from 89% to 94% (excluding the Ocean Warwick) during the third quarter of 2005 and resulted in an increase in revenues of $2.9 million for the third quarter of 2005. Our current jack-up fleet experienced nearly full utilization during the third quarter of 2005, except for the Ocean Spur which was down for leg repairs during July and August of 2005. During the same period in 2004, the Ocean Champion was reactivated from cold-stack status in mid-August, the Ocean Nugget and Ocean Spur were ready-stacked for part of the period, and the Ocean Heritage was in a shipyard for two weeks preparing for its mobilization from Ecuador to India.

     In late August 2005, the Ocean Warwick was declared a constructive total loss by our insurers as a result of damage sustained during Hurricane Katrina. During the third quarter of 2005 and 2004, this drilling rig generated $4.0 million and $3.3 million, respectively, in revenues. See "- Overview - Impact of 2005 Hurricanes."

     Contract Drilling Expense. Contract drilling expense for our jack-up fleet for the third quarter of 2005 decreased $4.4 million compared to the same period in 2004 primarily due to lower operating costs in the third quarter of 2005 primarily due to:

     - a $3.0 million insurance deductible recorded in the third quarter of 2004 for damages to the Ocean Warwick during Hurricane Ivan;

     - higher costs associated with the reactivation of the Ocean Champion during the third quarter of 2004 compared to normal operating costs during the third quarter of 2005; and

     - higher mobilization costs in the third quarter of 2004 for the Ocean Heritage related to its third quarter demobilization from Ecuador to Singapore and then deployment to India.

     Partially offsetting the lower overall contract drilling expenses during the third quarter of 2005 were:

     - normal operating costs for the Ocean Heritage which operated for the majority of the third quarter of 2005 compared to the same period of 2004 when this rig was stacked for part of the quarter preparing for its mobilization from Ecuador to India;

     - higher repair, maintenance and inspection costs for the Ocean Spur during the third quarter of 2005 while in a shipyard for leg repairs compared to lower costs during the third quarter of 2004; and

     - higher overall labor and benefits costs for our domestic jack-ups due to December 2004 and mid-September 2005 wage increases.

Reimbursable expenses, net.

     Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.6 million and $1.0 million for the quarters ended September 30, 2005 and 2004, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.

Depreciation.

     Depreciation expense increased $1.5 million to $46.5 million in the third quarter of 2005 compared to $45.0 million in the third quarter of 2004 primarily due to depreciation associated with capital additions in 2004 and the first nine months of 2005. Partially offsetting this increase was a reduction in depreciation for the Ocean Liberator, which we removed from our actively-marketed fleet in December 2004 and subsequently sold in June 2005.

General and Administrative Expense.

     General and administrative expense for the three months ended September 30, 2005 increased by $2.2 million to $8.9 million compared to general and administrative expenses of $6.7 million for the same period in 2004. The increase in overhead costs for the third quarter of 2005, as compared to the third quarter of 2004, was primarily due to higher compensation expense related to our management bonus plan, as well as the current year impact of lower legal fees during the comparable period in 2004. During the third quarter of 2004, we received reimbursements from our insurers for legal costs incurred in connection with litigation that was subsequently settled in December 2004.

Gain (loss) on Sale of Assets.

     We recognized a net gain of $0.8 million on the sale of assets during the third quarter of 2005, resulting primarily from the sale of drill pipe and partly offset by a $1.4 million loss due to the retirement of equipment lost or damaged during Hurricanes Katrina and Rita. During the same period in 2004, we recorded a net loss of $1.5 million primarily from the retirement of equipment lost in Hurricane Ivan.

Casualty Gain on Ocean Warwick

     We recognized a $33.6 million casualty gain during the third quarter of 2005 as a result of the constructive total loss of the Ocean Warwick, resulting from damage sustained during Hurricane Katrina in August 2005. See " - Overview
- Impact of 2005 Hurricanes."

Income Tax (Expense).

     We recognized income tax expense of $37.4 million on pre-tax income of $119.4 million during the three months ended September 30, 2005 compared to income tax expense of $16,000 on pre-tax income of $3.0 million for the three months ended September 30, 2004. Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Our estimated annual effective rate increased from 27.1% in the second quarter of 2005 to 29.5% in the third quarter of 2005 due to the expectation of a higher percentage of domestic pre-tax income in 2005, primarily as a result of the Ocean Warwick casualty gain in the third quarter of 2005. Our effective income tax rate of 31.3% for the three months ended September 30, 2005 included a $2.4 million adjustment which resulted from applying the higher estimated annual income tax rate to our June 30, 2005 year-to-date pre-tax income. The 0.5% effective tax rate for the three months ended September 30, 2004 resulted from a revision of the 2004 estimated annual effective rate from 24.8% to 27.7% in the third quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Comparative data relating to the Company's revenues and operating expenses by equipment type are listed below. Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ---------------------     FAVORABLE/
                                                  2005        2004     (UNFAVORABLE)
                                               ---------   ---------   -------------
                                                           (In thousands)
CONTRACT DRILLING REVENUE
   High Specification Floaters .............   $ 304,824   $ 199,342     $105,482
   Other Semisubmersibles ..................     325,634     225,620      100,014
   Jack-ups ................................     192,834     128,391       64,443
   Other ...................................         (70)      1,182       (1,252)
                                               ---------   ---------     --------
   TOTAL CONTRACT DRILLING REVENUE .........   $ 823,222   $ 554,535     $268,687
                                               =========   =========     ========

   REVENUES RELATED TO REIMBURSABLE
      EXPENSES .............................   $  29,457   $  22,807     $  6,650

CONTRACT DRILLING EXPENSE
   High Specification Floaters .............   $ 134,792   $ 126,835     $ (7,957)
   Other Semisubmersibles ..................     238,853     193,137      (45,716)
   Jack-ups ................................      90,587      86,373       (4,214)
   Other ...................................       7,008       2,423       (4,585)
                                               ---------   ---------     --------
   TOTAL CONTRACT DRILLING EXPENSE .........   $ 471,240   $ 408,768     $(62,472)
                                               =========   =========     ========

   REIMBURSABLE EXPENSES ...................   $  24,784   $  20,373     $ (4,411)

OPERATING INCOME (LOSS)
   High Specification Floaters .............   $ 170,032   $  72,507     $ 97,525
   Other Semisubmersibles ..................      86,781      32,483       54,298
   Jack-ups ................................     102,247      42,018       60,229
   Other ...................................      (7,078)     (1,241)      (5,837)
   Reimbursable expenses, net ..............       4,673       2,434        2,239
   Depreciation ............................    (137,944)   (134,117)      (3,827)
   General and administrative expense ......     (27,587)    (24,277)      (3,310)
   Gain on sale and disposition of assets ..       8,753      (1,341)      10,094
   Casualty gain on Ocean Warwick ..........      33,605          --       33,605
                                               ---------   ---------     --------
   TOTAL OPERATING INCOME (LOSS) ...........   $ 233,482   $ (11,534)    $245,016
                                               =========   =========     ========

High Specification Floaters.

     Revenues. Revenues generated by our high specification floaters (deepwater semisubmersibles) increased $105.5 million during the nine months ended September 30, 2005 compared to the same period in 2004.

     The average operating dayrate for our rigs in this market increased 33% to $124,300 for the nine months ended September 30, 2005 from $93,800 for the same period in 2004, which reflects the continued strengthening of the market for this class of rig. Average operating revenue per day increased for all of our deepwater semisubmersibles, generating an additional $76.9 million in revenues in the first nine months of 2005 compared to the same period in 2004.

     During the first nine months of 2005, average utilization for our rigs in the deepwater market increased significantly over average utilization for the same period in 2004. Average utilization increased to 90% during the first nine months of 2005 from 78% for the first nine months of 2004, generating additional revenues of $28.6 million in the 2005 period. Significant improvements in utilization were achieved by:

     - the Ocean Star and the Ocean Victory, which operated for most of the first nine months of 2005 compared to being ready-stacked for five months and three months during the comparable period in 2004, respectively;

     - the Ocean America, which worked the entire first nine months of 2005 compared to the same period in 2004 when this unit was in a shipyard for three months for a 5-year survey and upgrade; and

     - the Ocean Alliance, which worked a majority of the first nine months of 2005 but had nearly five months of unpaid downtime during the comparable period of 2004 for repairs, a 5-year survey and a planned sub-sea equipment upgrade.

     The overall increase in utilization for our rigs in this market during the first nine months of 2005 was partially offset by downtime for the Ocean Baroness, which completed its contract in Indonesia in mid-May 2005 and mobilized to a shipyard in Singapore for an intermediate survey and repairs prior to commencing its dry tow to the GOM in August 2005. This compares with 93% utilization for the Ocean Baroness in the first nine months of 2004. Other changes in utilization were primarily due to the timing of scheduled surveys, related repairs and maintenance activities.

     Contract Drilling Expense. Contract drilling expense for our deepwater semisubmersibles increased $8.0 million during the first nine months of 2005 compared to the same period in 2004, primarily due to higher labor and benefits costs. Increased labor and benefits costs reflect the impact of December 2004 pay increases (and to a lesser extent September 2005 pay increases), both domestically and in Brazil, as well as additional staffing requirements resulting from the increased utilization of our rigs. In addition, contract drilling expenses were higher in 2005 due to:

     - equipment rental costs for replacement anchor chain on the Ocean America which was lost during Hurricane Ivan in September 2004; and

     - higher insurance costs in the first nine months of 2005 associated with increased premiums for the 2005/2006 policy year, which began in May 2005, additional loss of hire insurance coverage and the reversal of overaccrued insurance premiums during the third quarter of 2004.

Partially offsetting these higher costs during the first nine months of 2005 compared to the same period in 2004 were:

     - lower inspection and other related costs in the first nine months of 2005 for the Ocean Alliance and the Ocean America which completed 5-year surveys in 2004; and

     - lower shorebase and other operating costs in 2005 for the Ocean Baroness, which operated through mid-May 2005 and was then mobilized to a shipyard in Singapore and subsequently relocated to the GOM, compared to working a majority of the first nine months in 2004.

Other Semisubmersibles.

     Revenues. Revenues generated by our other (or mid-water) semisubmersibles for the first nine months of 2005 increased $100.0 million compared to the same period in 2004.

     Average operating revenue per day for our mid-water semisubmersibles rose to $71,700 for the nine months ended September 30, 2005 from $55,500 for the same period in 2004, generating $60.0 million in additional revenues in the 2005 period. The effect of this upward trend in operating dayrates was first realized in the fourth quarter of 2004 and has continued throughout 2005.

     Utilization for our rigs in the mid-water market also improved during the first nine months of 2005, compared to the same period in 2004, resulting in an additional $34.9 million in revenue. Average utilization (excluding the Ocean Endeavor and Garden Banks) increased from 77% during the first nine months of 2004 to 86% in the comparable period of 2005. Significant improvements in utilization were achieved by:

     - the Ocean Voyager, which was cold-stacked all of the first nine months of 2004 and worked the entire first nine months of 2005;

     - the Ocean Concord and the Ocean Winner, each of which spent part of the first nine months of 2004 in shipyards for 5-year surveys, as well as life enhancement maintenance for the Ocean Concord; and

     - the Ocean Patriot, which was ready-stacked for nearly 110 days at various points during the first nine months of 2004, compared to working a majority of the comparable period in 2005.

     Partially offsetting the overall increase in average utilization was:

     - downtime associated with a steel renewal project and 5-year survey for the Ocean Lexington, which commenced late in the second quarter of 2005;

     - downtime for the Ocean Epoch, which mobilized during the first quarter of 2005 to a shipyard in Singapore for a 5-year survey and contract preparation work, as compared to the same period in 2004 when the rig worked a majority of the period; and

     - two months of unpaid downtime for the Ocean Nomad while waiting on a contract and for repairs during the first nine months of 2005.

     During the nine months ended September 30, 2005, we also recognized in income $7.4 million in deferred mobilization fees received, of which $5.7 million related to the Ocean Patriot's 2004 mobilization from South Africa to New Zealand and the Bass Strait, compared to $2.3 million in deferred mobilization fees recognized in income during the nine months ended September 30, 2004.

     Contract Drilling Expense. Contract drilling expense for our mid-water semisubmersibles increased $45.7 million during the first nine months of 2005 compared to the same period in 2004 primarily due to:

     - increased labor costs, both domestically and internationally, primarily due to December 2004 and September 2005 salary increases for our rig-based personnel and higher national labor and related costs in Australia, Brazil, Norway and the U.K. as compared to other regions;

     - normal operating costs for the Ocean Voyager during the first nine months of 2005, as compared to reduced costs during the comparable period of 2004 when the unit was cold-stacked in the GOM;

     - additional costs related to repair work on the Ocean Vanguard during 2005 resulting from wave damage sustained in December 2004;

     - the Ocean Patriot, which incurred normal operating costs, including the amortization of deferred mobilization expenses, while working in Australia as compared to the first nine months of 2004 when this rig was stacked for inspections and related repairs in South Africa;

     - reactivation costs for the Ocean New Era during the first nine months of 2005, as compared to reduced costs during the comparable period of 2004 when this rig was cold-stacked in the GOM; and

     - higher routine maintenance and repair costs for the Ocean Epoch and Ocean Lexington, which were in shipyards for portions of the first nine months of 2005, as compared to the nearly full utilization of these units during the first nine months of 2004.

     Partially offsetting the higher overall operating expenses were lower comparative expenses for the Ocean Epoch, which had higher national labor costs during the first nine months of 2004 while working in Australia compared to reduced labor costs in the first nine months of 2005 when the rig mobilized to Singapore.

Jack-Ups.

     Revenues. Our jack-up fleet generated revenues of $192.8 million during the nine months ended September 30, 2005, or an increase of $64.4 million compared to the same period in 2004.

     Average operating revenue per day earned by our jack-up fleet during the first nine months of 2005 increased 40%, compared to the first nine months of 2004. For the first nine months of 2005, our operating revenue per day averaged $52,800 as compared to an average of $37,600 for the comparable period in 2004. Excluding the Ocean Warwick, higher dayrates contributed $52.4 million to the overall increase in revenues generated by our jack-up fleet.

     Continuing improvements in the jack-up market were responsible for the increase in overall utilization (excluding the Ocean Warwick) for our jack-up fleet which rose to 89% during the nine months ended September 30, 2005 from 79% during the same period in 2004. This increase in utilization for our rigs generated an additional $8.8 million in revenues during the first nine months of 2005 compared to the prior year period. Primary factors causing the improvement in utilization included the reactivation of the Ocean Champion from cold-stack status in the third quarter of 2004 and the nearly full utilization of both the Ocean Columbia and the Ocean Nugget during the first nine months of 2005, which were in shipyards for all or part of the same period of 2004 for inspections and related repairs. Favorable utilization trends during the first nine months of 2005 were partially offset by lower utilization for the Ocean Heritage, which experienced unpaid downtime for leg repairs and contract preparation work during the second quarter of 2005, and the Ocean Spur, which was stacked in a shipyard for nearly two months during the third quarter of 2005 for leg repairs.

     In late August 2005, the Ocean Warwick was declared a constructive total loss by our insurers as a result of damage sustained during Hurricane Katrina. During the nine months ended September 30, 2005, this drilling unit generated $11.8 million in revenues compared to $9.0 million in the same period of 2004 primarily due to a higher average operating dayrate earned during 2005, as compared to the first nine months of 2004. Prior to its destruction, average utilization for the Ocean Warwick during 2005 was 76% compared to 98% during the same period in 2004. Lower utilization in 2005 resulted from downtime in the first quarter of 2005 for repairs to damages sustained during Hurricane Ivan in September 2004. See " - Overview - Impact of 2005 Hurricanes."

     Contract Drilling Expense. Contract drilling expenses for our jack-up fleet for the nine months ended September 30, 2005 increased $4.2 million compared to the same period in 2004, primarily due to:

     - normal operating costs during the first nine months of 2005 for the Ocean Champion following its reactivation in August 2004;

     - higher normal operating costs for our jack-up fleet operating in the GOM due to the 2005 increase in average utilization compared to the same period in 2004, including the effect of December 2004 and September 2005 salary increases; and

     - normal repair and maintenance, travel, and shore-based costs during the first nine months of 2005 for the Ocean Heritage and Ocean Sovereign, both of which mobilized to new locations during the same period in 2004. We also incurred $1.0 million in uninsured costs for leg repairs to the Ocean Heritage during the second quarter of 2005.

     Partially offsetting these higher contract drilling expenses were lower mobilization costs during the first nine months of 2005 for the Ocean Heritage compared to the same period in 2004 when the rig incurred additional costs to mobilize to Ecuador. In addition, during the first nine months of 2004, we recorded a $3.0 million insurance deductible as operating expense related to damage sustained by the Ocean Warwick during Hurricane Ivan.

Reimbursable expenses, net.

     Revenues related to reimbursable items, offset by the related expenditures for these items, were $4.7 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.

Depreciation.

     Depreciation expense increased $3.8 million to $137.9 million in the nine months ended September 30, 2005 compared to $134.1 million in the same period of 2004 primarily due to depreciation recorded in 2005 associated with capital additions in 2004 and the first nine months of 2005. Partially offsetting this increase was a reduction in depreciation for the Ocean Liberator, which we removed from our actively-marketed fleet in December 2004 and subsequently sold in June 2005.

General and Administrative Expense.

     We incurred general and administrative expense of $27.6 million during the nine months ended September 30, 2005 compared to $24.3 million for the same period in 2004. The $3.3 million increase in overhead costs between the periods was primarily due to higher compensation expense related to our management bonus plan and fees paid to our external auditors in the 2005 period. Partially offsetting these higher expenses were lower legal fees for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to the settlement of litigation in December 2004.

Gain on Sale of Assets.

     We recognized a net gain of $8.8 million on the sale of assets during the nine months ended September 30, 2005 compared to a net loss of $1.3 million during the same period of 2004. Net gains recognized for the first nine months of 2005 include a pre-tax gain of $8.0 million from the June 2005 sale of the Ocean Liberator and gains on the sale of used drill pipe during the period, partly offset by a $1.4 million loss due to the retirement of equipment lost or damaged during Hurricanes Katrina and Rita. The loss on sale of assets for the comparable period in 2004 relates primarily to the retirement of equipment lost in Hurricane Ivan.

Casualty Gain on Ocean Warwick.

     We recorded a $33.6 million casualty gain during the nine months ended September 30, 2005 as a result of the constructive total loss of one of our jack-up rigs, the Ocean Warwick, resulting from damages sustained during Hurricane Katrina in August 2005. See "- Overview - Impact of 2005 Hurricanes."

Interest Income.

     We earned interest income of $18.0 million during the nine months ended September 30, 2005 compared to $7.6 million in the same period of 2004. The $10.4 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash and investment balances in the first nine months of 2005, as compared to the same period in 2004. See "- Liquidity and Capital Requirements" and "- Historical Cash Flows."

Interest Expense.

     Interest expense of $33.7 million for the nine months ended September 30, 2005 increased $13.3 million from interest expense of $20.4 million for the same period in 2004. This increase was primarily attributable to interest related to our 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, and our 5.15% Senior Notes Due September 1, 2014, or 5.15% Senior Notes, which were issued in June 2005 and August 2004, respectively. In addition, interest expense for the nine months ended September 30, 2005 included a write-off of $6.9 million in debt issuance costs associated with our June 2005 repurchase of approximately 96% of our then outstanding Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures. This increase in interest cost was partially offset by lower interest expense on our Zero Coupon Debentures as a result of the partial repurchase in June 2005. See "- Liquidity and Capital Requirements - Contractual Cash Obligations."

Income Tax (Expense) Benefit.

     We recognized income tax expense of $65.1 million on pre-tax income of $218.6 million during the nine months ended September 30, 2005 compared to an income tax benefit of $5.9 million on a pre-tax loss of $24.4 million for the nine months ended September 30, 2004. Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Different combinations of pre-tax earnings and losses among jurisdictions resulted in an estimated annual effective tax rate of 29.5% at September 30, 2005 compared to 27.7% at September 30, 2004.

     Tax expense for the nine months ended September 30, 2005 also included expense of $0.9 million related to finalizing prior year tax returns in the U.K. and $0.2 million related to an increase in the settlement of a tax dispute in East Timor. Partially offsetting the higher tax expense was a $0.2 million reduction to the valuation allowance for prior year tax credits which arose primarily from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense were not included in the current year estimated annual effective tax rate of 29.5% and resulted in an actual effective tax rate of 29.8% for the nine months ended September 30, 2005.

     The net tax benefit recognized for the nine months ended September 30, 2004 also included a $0.9 million adjustment related to finalizing prior year tax returns in two foreign jurisdictions. This additional expense was not included in the 2004 estimated annual effective rate of 27.7%.

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

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity and capital resources are our cash flows from operations, proceeds from the issuance of debt securities and our cash reserves. At September 30, 2005 we had $486.7 million in "Cash and cash equivalents" and $302.4 million in "Investments and marketable securities" representing our investment of cash available for current operations, which also included $300.0 million in marketable securities purchased under repurchase agreements.

     In September 2005, we received $44.1 million in net insurance proceeds from the casualty loss of the Ocean Warwick; see "- Overview - Impact of 2005 Hurricanes."

     Cash Flows from Operations. We operate in an industry that has been, and is expected to continue to be, extremely competitive and highly cyclical. Our cash flows from operations are a function of the dayrates we receive for our drilling rigs, as well as the utilization of these rigs. These factors are not within our control and are difficult to predict with any degree of specificity. For a description of other factors that could affect our cash flows from operations, see "- Overview-Industry Conditions" and " - Forward-Looking Statements."

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

     We believe that we have the financial resources needed to meet our business requirements in the foreseeable future, including capital expenditures for rig upgrades and continuing rig enhancements and working capital requirements.

Contractual Cash Obligations.

     Purchase Obligations and Capital Commitments. As of September 30, 2005, we had purchase obligations aggregating approximately $200 million and $227 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up rigs, respectively. We had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2005, except for those that arise during the normal course of business and are related to our direct rig operations.

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

     As of September 30, 2005, the aggregate accreted value of our Zero Coupon Debentures then outstanding of $18.6 million is classified as long-term debt in our Consolidated Balance Sheets. The aggregate principal amount at maturity will be $30.9 million assuming no additional conversions or redemptions occur prior to the maturity date.

Dividends.

     In October 2005, we declared a cash dividend of $0.125 per share of our common stock payable on December 1, 2005 to stockholders of record on November 1, 2005.

     Our Board of Directors has stated that it will consider declaring a special cash dividend in the first quarter of 2006. The amount of the special cash dividend, if any, will be determined by our Board. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors that our Board of Directors deems relevant.

Letters of Credit.

     We are contingently liable as of September 30, 2005 in the amount of $48.0 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements related to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Holders of agreements related to another $0.5 million currently have the option to require cash collateral due to the lowering of our credit rating in 2004. As of September 30, 2005 we have not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

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

     In May 2005, we began a major upgrade of the Ocean Endeavor for ultra-deepwater service. The modernized rig is being designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250 million, of which approximately $25.9 million had been spent as of September 30, 2005 and an additional $78 million is anticipated to be spent in the remainder of 2005. We estimate that the project is approximately 19% complete and delivery of the upgraded rig is expected in mid-2007.

     We estimate that capital expenditures in 2005 associated with our ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $122 million. As of September 30, 2005, we had spent approximately $81 million for capital additions, excluding upgrade costs for the Ocean Endeavor, construction of the two new jack-up rigs and the reactivation of the Ocean New Era. See " - Reactivation Costs."

     In August 2005, we concluded the purchase the Garden Banks, a Victory-class semisubmersible drilling rig, and related equipment for $20.0 million.

     We expect to finance the balance of our 2005 capital expenditures through the use of existing cash balances or internally generated funds.

Reactivation Costs.

     In the third quarter of 2005, we began the process of reactivating our cold-stacked rig, the Ocean New Era. We expect the reactivation of this rig to be completed in the fourth quarter of 2005 and to cost approximately $15.4 million, of which approximately $5.1 will be expensed in the second half of 2005 as contract drilling expense and $10.3 million will be capitalized and amortized to expense over the estimated life of the rig. As of September 30, 2005, we had spent $6.2 million on the reactivation project.

Off-Balance Sheet Arrangements.

     At September 30, 2005 and December 31, 2004, we had no off-balance sheet debt or other arrangements.

HISTORICAL CASH FLOWS

     The following is a discussion of our historical cash flows from operating, investing and financing activities for the nine months ended September 30, 2005 compared to the same period in 2004.

Net Cash Provided by Operating Activities.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                              2005       2004            CHANGE
                                                            --------   --------         ---------
                                                                     (IN THOUSANDS)
Net income (loss) .................................         $153,439   $(18,526)        $ 171,965
Net changes in operating assets and liabilities ...          (98,805)     6,209          (105,014)
Casualty gain on Ocean Warwick ....................          (33,605)        --           (33,605)
Loss (gain) on sale of marketable securities ......            1,209       (231)            1,440
Depreciation and other non-cash items, net ........          192,288    145,006            47,282
                                                            --------   --------         ---------
                                                            $214,526   $132,458         $  82,068
                                                            ========   ========         =========

     Cash flow from our operations in the first nine months of 2005 increased $82.1 million or 62%, as compared to the same period in 2004. The increase in cash flow from our operations in the first nine months of 2005 is the result of higher utilization and higher average dayrates earned by our offshore drilling units as a result of an increase in overall demand for our offshore contract drilling services, as compared to the same period of 2004. Depreciation and other non-cash adjustments to net income increased $47.3 million, primarily due to $54.1 million in deferred income tax expense recognized during the nine months ended September 30, 2005. These favorable trends were negatively impacted by an increase in cash required to satisfy our working capital requirements, including a temporary increase in our trade receivables, which will generate cash as the billing cycle is completed, and $11.9 million in additional insurance receivables related to hurricane damage in 2005. See " - Overview -Impact of 2005 Hurricanes."

Net Cash Provided by (Used in) Investing Activities.

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                    2005          2004            CHANGE
                                                                -----------   -----------      -----------
                                                                             (IN THOUSANDS)
Purchase of marketable securities ........................      $(4,511,361)  $(2,913,971)     $(1,597,390)
Proceeds from sales and maturities of
   marketable securities .................................        4,863,752     2,773,630        2,090,122
Capital expenditures .....................................         (187,066)      (69,719)        (117,347)
Insurance proceeds from casualty loss of Ocean Warwick ...           44,088            --           44,088
Proceeds from sale of assets .............................           19,551         1,521           18,030
Proceeds from maturities of Australian dollar
   time deposits .........................................           11,761        19,846           (8,085)
Purchase of Australian dollar time deposits ..............               --       (42,073)          42,073
Proceeds from settlement of forward contracts ............              939            --              939
                                                                -----------   -----------      -----------
                                                                $   241,664   $  (230,766)     $   472,430
                                                                ===========   ===========      ===========

     Our investing activities generated $241.7 million in the nine months ended September 30, 2005, compared to a usage of $230.8 million in the same period in 2004. In the first nine months of 2005, we sold marketable securities, net of purchases, of $352.4 million compared to net purchases of $140.3 million during the same period of 2004. This increase in net sales activity is primarily the result of increased cash requirements in 2005 to partially fund the repurchase of $460.0 million accreted value of our Zero Coupon Debentures in June 2005 and capital additions. Our investment portfolio at September 30, 2005 also included $300.0 million in marketable securities purchased under repurchase agreements.

     In the first nine months of 2005, we spent $84.4 million on projects associated with our ongoing rig equipment replacement and enhancement programs, the reactivation of the Ocean New Era and other corporate requirements. Also during the nine months ended September 30, 2005, we spent an additional $82.7 million in connection with the Ocean Endeavor upgrade and the Ocean Scepter and Ocean Shield construction projects and $20.0 million for the purchase of the Garden Banks and its related equipment. In the same period in 2004, we spent $56.3 million on various projects in connection with our ongoing replacement and enhancement programs and other corporate requirements and an additional $13.4 million to complete a two-year enhancement program for six of our jack-up rigs and an upgrade of the Ocean America. In June 2005, we sold one of our cold-stacked semisubmersible rigs, the Ocean Liberator, for net cash proceeds of $13.6 million. Proceeds from the sale of miscellaneous assets in the first nine months of 2004 were not significant.

     During September 2005, we collected $44.1 million in insurance proceeds related to the loss of the Ocean Warwick. We received the remaining $6.4 million owed to us by insurers in connection with this claim in October 2005.

     In the second quarter of 2004, based on the expectation that higher interest rates could be achieved by investing in Australian dollar-based securities, we invested $42.1 million in Australian dollar time deposits (equivalent of 60 million Australian dollars) with expirations ranging from May 2004 to March 2005. $11.8 million and $19.8 million of these investments matured in the nine months ended September 30, 2005 and 2004, respectively. From time to time, we may utilize forward exchange contracts to hedge our exposure to changes in exchange rates between U.S. dollars and the local currencies of the countries in which we operate. During the first nine months of 2005, we entered into various foreign currency forward exchange contracts which resulted in net realized gains totaling $0.9 million.

     As of September 30, 2005, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of $3.0 million in Mexican pesos in October and November 2005, the equivalent of $3.0 million in Australian dollars in October 2005 and the equivalent of $7.0 million in British pounds sterling in November 2005. Subsequent to September 30, 2005, we entered into additional contracts to purchase the equivalent of $3.8 million in Australian dollars in November 2005 and the equivalent of $7.0 million in British pounds sterling in December 2005 based on our estimated foreign currency cash requirements through the remainder of 2005.

Net Cash (Used in) Provided by Financing Activities.

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                      2005       2004            CHANGE
                                                   ---------   --------        ---------
                                                            (IN THOUSANDS)
Proceeds from issuance of senior notes ...         $ 249,462   $249,397        $      65
Payment of debt issuance costs ...........            (1,866)    (1,565)            (301)
Redemption of Zero Coupon Debentures .....          (460,015)        --         (460,015)
Payment of dividends .....................           (32,159)   (24,249)          (7,910)
Acquisition of treasury stock ............                --    (18,077)          18,077
Proceeds from stock options exercised ....             9,565         --            9,565
                                                   ---------   --------        ---------
                                                   $(235,013)  $205,506        $(440,519)
                                                   =========   ========        =========

     In June 2005 and August 2004, we issued $250.0 million principal amount of our 4.875% Senior Notes and our 5.15% Senior Notes, respectively, for net cash proceeds of $247.6 million and $247.8 million, respectively. We repurchased $460.0 million accreted value, or approximately 96%, of our then outstanding Zero Coupon Debentures for cash in June 2005.

     During the nine months ended September 30, 2005, we received $9.6 million in proceeds from the exercise of stock options to purchase shares of our common stock. There were no stock option exercises during the nine months ended September 30, 2004.

     We paid dividends of $32.2 million during the first nine months of 2005, compared to $24.2 million in the first nine months of 2004. Our dividend payment on September 1, 2005 reflected a $0.0625 per share increase over dividends paid in previous quarters in 2004 and 2005.

     Depending on market conditions, we may, from time to time, purchase shares of our common stock or issue put options in the open market or otherwise. During the nine months ended September 30, 2004, we purchased 782,200 shares of our outstanding common stock at an aggregate cost of $18.1 million, or at an average cost of $23.11 per share. We did not repurchase any shares of our outstanding common stock or issue any put options during the nine months ended September 30, 2005.

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

FORWARD-LOOKING STATEMENTS

     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

     - future market conditions and the effect of such conditions on our future results of operations (see "- Overview - Industry Conditions");

     - future uses of and requirements for financial resources (see "- Liquidity and Capital Requirements" and "- Sources of Liquidity and Capital Resources");

     - interest rate and foreign exchange risk (see "Quantitative and Qualitative Disclosures About Market Risk");

     - future contractual obligations (see "--Overview--Industry Conditions" and "- Liquidity and Capital Requirements");

     - future operations outside the United States including, without limitation, our operations in Mexico (see "--Overview--Industry Conditions");

     - future effect on operating results of 2005 hurricanes (see "--Overview--Impact of 2005 Hurricanes");

     -    business strategy;

     -    growth opportunities;

     -    competitive position;

     -    expected financial position;

     -    future cash flows;

     -    future quarterly or special dividends;

     -    financing plans;

     - tax planning (See "--Overview--Critical Accounting Estimates--Income Taxes," "--Three Months Ended September 30, 2005 and 2004" and "--Nine Months Ended September 30, 2005 and 2004");

     - budgets for capital and other expenditures (see "- Liquidity and Capital Requirements");

     - timing and cost of completion of rig upgrades and other capital projects (see "- Liquidity and Capital Requirements");

     - delivery dates and drilling contracts related to rig conversion and upgrade projects (see "--Liquidity and Capital Requirements");

     -    plans and objectives of management;

     -    performance of contracts (see "--Overview--Industry Conditions");

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

     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2005 and December 31, 2004 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2005 and December 31, 2004, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

     Our long-term debt as of September 30, 2005 and December 31, 2004 is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $134.8 million and $149.2 million, respectively. A 100 basis point decrease would result in an increase in market value of $165.4 million and $184.4 million, respectively.

Foreign Exchange Risk

     Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. During 2004, we invested in Australian dollar time deposits and at December 31, 2004,
15.0 million Australian dollars (equivalent to $11.6 million) of time deposits were included in "Investments and marketable securities" in our Consolidated Balance Sheets at December 31, 2004. These time deposits matured during the first quarter of 2005.

     During the nine months ended September 30, 2005, we entered into various forward exchange contracts requiring us to purchase predetermined amounts of foreign currencies at predetermined dates. As of September 30, 2005, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of

$3.0 million in Mexican pesos in October and November 2005, the equivalent of $3.0 million in Australian dollars in October 2005 and the equivalent of $7.0 million in British pounds sterling in November 2005. Subsequent to September 30, 2005, we entered into additional contracts to purchase the equivalent of $3.8 million in Australian dollars in November 2005 and the equivalent of $7.0 million in British pounds sterling in December 2005 based on our estimated foreign currency cash requirements through the remainder of 2005. These forward exchange contracts were included in "Other assets" in our Consolidated Balance Sheets at September 30, 2005 at fair value in accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities."

     The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2005 and December 31, 2004.

     The following table presents our market risk by category (interest rates and foreign currency exchange rates):

                                        FAIR VALUE ASSET (LIABILITY)              MARKET RISK
                                        ----------------------------     ----------------------------
                                        SEPTEMBER 30,   DECEMBER 31,     SEPTEMBER 30,   DECEMBER 31,
      CATEGORY OF RISK EXPOSURE:             2005           2004              2005           2004
-------------------------------------   -------------   ------------     -------------   ------------
                                                                (IN THOUSANDS)
Interest rate:
   Marketable securities ............   $    2,414(a)   $   650,247(a)     $  200(c)       $2,100(c)
   Long-term debt ...................    1,036,548(b)    (1,213,820)(b)        --              --
Foreign Exchange:
   Australian dollar time deposits ..           --           11,602(d)         --           2,300(d)
   Forward exchange contracts .......          130(d)            --         2,900(d)           --

(a) The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2005 and December 31, 2004.

(b) The fair values of our 4.875% Senior Notes, 5.15% Senior Notes, 1.5% convertible senior debentures due 2031 and Zero Coupon Debentures are based on the quoted closing market prices on September 30, 2005 and December 31, 2004. The fair value of our Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 5.16% for September 30, 2005 and 4.27% for December 31, 2004.

(c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2005 and December 31, 2004.

(d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at September 30, 2005 and a decrease in foreign exchange rates of 20% at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our last fiscal quarter that ended on September 30, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.

     There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                       DIAMOND OFFSHORE DRILLING, INC.
                                       (Registrant)


Date 28-October-2005                   By: \s\ Gary T. Krenek
                                           ------------------------------------
                                           Gary T. Krenek
                                           Vice President and
                                           Chief Financial Officer


Date 28-October-2005                       \s\ Beth G. Gordon
                                           ------------------------------------
                                           Beth G. Gordon
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