Form 10-K
period 2005-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2006-02-24
CIK 949039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2005	$3,130,227,807
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 20, 2006	Common Stock, $0.01 par value per share	129,061,616 shares
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement relating to the 2006 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2005, are incorporated by reference in Part III of this report.

DIAMOND OFFSHORE DRILLING, INC.
FORM 10-K for the Year Ended December 31, 2005

		Page No.
Cover Page		1

Document Table of Contents		2

Part I
Item 1.	Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6.	Selected Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 8.	Financial Statements and Supplementary Data	49

	Consolidated Financial Statements	51
	Notes to Consolidated Financial Statements	56

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83

Item 9A.	Controls and Procedures	83

Item 9B.	Other Information	84

Part III
	Information called for by Part III Items 10, 11, 12, 13 and 14 has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.
Part IV
Item 15.	Exhibits and Financial Statement Schedules	84
Signatures		87

Exhibit Index		88
Statement re Computation of Ratios
List of Subsidiaries
Consent of Deloitte & Touche LLP
Powers of Attorney
Rule 13a-14a Certification of CEO
Rule 13a-14a Certification of CFO
Section 1350 Certification of CEO and CFO

PART I
Item 1. Business.
General
     Diamond Offshore Drilling, Inc. is a leading, global offshore oil and gas drilling contractor with a current fleet of 44 offshore rigs consisting of 30 semisubmersibles, 13 jack-ups and one drillship. In addition, we have two jack-up drilling units on order at shipyards in Brownsville, Texas and Singapore, which we expect to be completed in the first quarter of 2008. Unless the context otherwise requires, references in this report to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries. We were incorporated in Delaware in 1989.
The Fleet
     Our fleet includes some of the most technologically advanced rigs in the world, enabling us to offer a broad range of services worldwide in various markets, including the deep water, harsh environment, conventional semisubmersible and jack-up markets.
     Semisubmersibles. We own and operate 30 semisubmersibles (including nine high-specification and 21 intermediate semisubmersible rigs, of which 19 are currently operating and the remaining two units are currently undergoing or will commence a major upgrade). Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig’s position over a drillsite. We have three semisubmersible rigs in our fleet with this capability.
     Our high specification semisubmersibles have high-capacity deck loads and are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersibles. As of January 30, 2006, seven of our nine high-specification semisubmersibles were located in the U.S. Gulf of Mexico, or GOM, while the remaining two rigs were located offshore Brazil and Malaysia, respectively.
     Our intermediate semisubmersibles generally work in maximum water depths up to 4,000 feet, and many have diverse capabilities that enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. As of January 30, 2006, we had 19 intermediate semisubmersible rigs, including the recently reactivated Ocean New Era, drilling offshore various locations around the world. Five of these semisubmersibles were located in the GOM; four were located offshore Mexico, or Mexican GOM, four were located in the North Sea and two each were located offshore Australia, Brazil and Malaysia, respectively.
     In January 2006, we announced that we would begin a major upgrade of the Ocean Monarch (formerly the Enserch Garden Banks) in mid-2006. We acquired this Victory-class, intermediate semisubmersible rig in August 2005 and are currently preparing to mobilize the rig from the GOM to a shipyard in Singapore for an upgrade to ultra-deepwater capability. The Ocean Endeavor, also a Victory-class semisubmersible, is currently in a shipyard in Singapore for a similar upgrade. Victory-class semisubmersible rigs were originally constructed as intermediate class units with a cruciform hull configuration, which lends itself well to modernization because of the unit’s characteristically long fatigue-life and advantageous stress characteristics. See “ — Fleet Enhancements and Additions.”
     Jack-ups. We currently own and operate 13 jack-up drilling rigs. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Our jack-ups are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.
     Most of our jack-up rigs are equipped with a cantilever system that enables the rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically enjoyed higher dayrates and greater utilization compared to slot rigs.
     As of January 30, 2006, 11 of our jack-up rigs were located in the GOM. Of these rigs, eight are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Both of our remaining jack-up rigs are internationally based and are independent-leg cantilevered rigs; one was located offshore Indonesia and the other was located offshore Qatar as of January 30, 2006.
     In addition, we have two premium jack-up rigs currently under construction. We expect delivery of both drilling rigs in the first quarter of 2008. See “ — Fleet Enhancements and Additions.”
     Drillship. We have one drillship, the Ocean Clipper, which was located offshore Brazil as of January 30, 2006. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deepwater drillships compete in many of the same markets as do high-specification semisubmersible rigs.
     Fleet Enhancements and Additions. Our strategy is to economically upgrade our fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersibles, in order to maximize the utilization and dayrates earned by the rigs in our fleet. Since 1995, we have increased the number of our rigs capable of operating in 3,500 feet or more of water from three rigs to 12 (nine of which are high-specification units), primarily by upgrading our existing fleet. Five of these upgrades were to our Victory-class semisubmersible rigs. One of our other Victory-class rigs is currently being upgraded and another is scheduled for upgrade later in 2006. We have two additional Victory-class rigs that are currently operating as intermediate semisubmersibles.
     In January 2006, we announced the initiation of a major upgrade of the Victory-class semisubmersible, the Ocean Monarch, at an estimated cost of approximately $300 million. We acquired the Ocean Monarch and its related equipment in August 2005 for $20 million, and we expect to mobilize the rig and equipment to a shipyard in Singapore in mid-2006. The modernized rig will be designed to operate in up to 10,000 feet of water in a moored configuration. We expect the Ocean Monarch to be ready for deep water service in the fourth quarter of 2008.
     In May 2005, we began a major upgrade of our Victory-class semisubmersible, the Ocean Endeavor, for ultra-deepwater service at a shipyard in Singapore. We estimate that the total cost of the upgrade will be approximately $250 million of which $54.5 million has been spent through December 31, 2005. The modernized rig is being designed to operate in up to 10,000 feet of water. The upgrade is on schedule, and the redesigned rig is expected to complete its commissioning in the second quarter of 2007.
     In the second quarter of 2005, we entered into agreements to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, will be constructed in Brownsville, Texas and in Singapore, respectively, at an aggregate expected cost of approximately $300 million of which $85.9 million has been spent through December 31, 2005. Each newbuild jack-up rig will be equipped with a 70-foot cantilever package, be capable of drilling depths of up to 35,000 feet and have a hook load capacity of two million pounds. We expect delivery of both units in the first quarter of 2008. See “Risk Factors” in Item 1A of this report.
     We will evaluate further rig acquisition and upgrade opportunities as they arise. However, we can provide no assurance whether or to what extent we will continue to make rig acquisitions or upgrades to our fleet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Requirements” in Item 7 of this report.
     Fleet Retirements. In August 2005 we removed from service one of our jack-up rigs, the Ocean Warwick, as a result of damages sustained during Hurricane Katrina. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Impact of 2005 Hurricanes” and Note 15 “Hurricane Damage” to

our Consolidated Financial Statements included in Item 8 of this report.
     In June 2005, we sold one of our previously cold-stacked semisubmersible rigs, the Ocean Liberator, for net cash proceeds of $13.6 million.

     More detailed information concerning our fleet of mobile offshore drilling rigs, as of January 30, 2006, is set forth in the table below.

	Nominal
	Water Depth		Year Built/Latest	Current
Type and Name	Rating (a)	Attributes	Enhancement (b)	Location (c)	Customer (d)
High-Specification Floaters Semisubmersibles (9):
Ocean Confidence	7,500	DP; 15K; 4M	2001	GOM	BP
Ocean Baroness	7,000	VC; 15K; 4M	1973/2002	GOM	Amerada Hess
Ocean Rover	7,000	VC; 15K; 4M	1973/2003	Malaysia	Murphy Exploration
Ocean America	5,500	SP; 15K; 3M	1988/1999	GOM	ENI Petroleum
Ocean Valiant	5,500	SP; 15K; 3M	1988/1999	GOM	Kerr-McGee
Ocean Victory	5,500	VC; 15K; 3M	1972/1997	GOM	Murphy Exploration
Ocean Star	5,500	VC; 15K; 3M	1974/1999	GOM	Kerr-McGee
Ocean Alliance	5,000	DP; 15K; 3M	1988/1999	Brazil	Petrobras
Ocean Quest	3,500	VC; 15K; 3M	1973/1996	GOM	Noble Energy
Drillship (1):
Ocean Clipper	7,500	DP; 15K; 3M	1976/1999	Brazil	Petrobras
Intermediate Semisubmersibles (19):
Ocean Winner	4,000	3M	1977/2004	Brazil	Petrobras
Ocean Worker	3,500	3M	1982/1992	Mexican GOM	PEMEX
Ocean Yatzy	3,300	DP	1989/1998	Brazil	Petrobras
Ocean Voyager	3,200	VC	1973/1995	GOM	Amerada Hess
Ocean Patriot	3,000	15K; 3M	1982/2003	Australia	Anzon
Ocean Yorktown	2,200	3M	1976/1996	Mexican GOM	PEMEX
Ocean Concord	2,200	3M	1975/1999	GOM	Woodside Energy
Ocean Lexington	2,200	3M	1976/1995	GOM	ExxonMobil
Ocean Saratoga	2,200	3M	1976/1995	GOM	LLOG
Ocean Epoch	1,640	3M	1977/2000	Malaysia	Murphy Exploration
Ocean General	1,640	3M	1976/1999	Malaysia	CTOC
Ocean Bounty	1,500	VC; 3M	1977/1992	Australia	Coogee Resources
Ocean Guardian	1,500	3M	1985	North Sea	Shell
Ocean New Era	1,500		1974/1990	GOM	W&T Offshore
Ocean Princess	1,500	15K; 3M	1977/1998	North Sea	Talisman
Ocean Whittington	1,500	3M	1974/1995	Mexican GOM	PEMEX
Ocean Vanguard	1,500	15K; 3M	1982	North Sea	ExxonMobil
Ocean Nomad	1,200	3M	1975/2001	North Sea	Talisman
Ocean Ambassador	1,100	3M	1975/1995	Mexican GOM	PEMEX
Jack-ups (13):
Ocean Titan	350	IC; 15K; 3M	1974/2004	GOM	Walter Oil & Gas
Ocean Tower	350	IC; 3M	1972/2003	GOM	Chevron
Ocean King	300	IC; 3M	1973/1999	GOM	Forest Oil
Ocean Nugget	300	IC	1976/1995	GOM	Royal Production
Ocean Summit	300	IC	1972/2003	GOM	Novus Louisiana
Ocean Heritage	300	IC	1981/2002	Qatar	ConocoPhillips
Ocean Spartan	300	IC	1980/2003	GOM	LLOG
Ocean Spur	300	IC	1981/2003	GOM	Apache
Ocean Sovereign	300	IC	1981/2003	Indonesia	Santos
Ocean Champion	250	MS	1975/2004	GOM	Stone Energy
Ocean Columbia	250	IC	1978/1990	GOM	Newfield Exploration
Ocean Crusader	200	MC	1982/1992	GOM	Seneca Resources
Ocean Drake	200	MC	1983/1986	GOM	Chevron
Under Construction (4):
Ocean Endeavor	2,000	VC; 15K; 4M	1975/2007	Singapore	Shipyard; Upgrade to 10,000’
Ocean Monarch	1,500	VC	1974/2008	GOM	Preparing to mobilize to shipyard; Upgrade to 10,000’
Ocean Scepter	350	IC; 15K; 3M	2008	GOM	New; Under Construction
Ocean Shield	350	IC; 15K; 3M	2008	Singapore	New; Under Construction

Attributes
DP	=	Dynamically-Positioned/Self-Propelled	MS	=	Mat-Supported Slot Rig	3M	=	Three Mud Pumps
IC	=	Independent-Leg Cantilevered Rig	VC	=	Victory-Class	4M	=	Four Mud Pumps
MC	=	Mat-Supported Cantilevered Rig	SP	=	Self-Propelled	15K	=	15,000 psi well control system
See the footnotes to this table on the following page.

(a)	Nominal water depth (in feet), as described above for semisubmersibles and drillships, reflects the current outfitting for each drilling unit. In many cases, individual rigs are capable of achieving, or have achieved, greater water depths. In all cases, floating rigs are capable of working successfully at greater depths than their nominal water depth. On a case by case basis, we may achieve a greater depth capacity by providing additional equipment.
(b)	Such enhancements may include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deck load capacity. Top-drive drilling systems are included on all rigs included in the table above.
(c)	GOM means U.S. Gulf of Mexico. Mexican GOM means the Gulf of Mexico offshore Mexico.
(d)	For ease of presentation in this table, customer names have been shortened or abbreviated.
Markets
     The principal markets for our offshore contract drilling services are the following:
•	the Gulf of Mexico, including the United States and Mexico;

•	Europe, principally in the U.K and Norway; and Africa and Egypt;

•	South America, principally in Brazil;

•	Australia, Asia and Middle East, including Malaysia, Indonesia and Qatar.
     We actively market our rigs worldwide. From time to time our fleet operates in various other markets throughout the world as the market demands. See Note 16 “Segments and Geographic Area Analysis” to our Consolidated Financial Statements in Item 8 of this report.
     We believe our presence in multiple markets is valuable in many respects. For example, we believe that our experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and in the Gulf of Mexico, while production experience we have gained through our Brazilian and North Sea operations has potential application worldwide. Additionally, we believe our performance for a customer in one market segment or area enables us to better understand that customer’s needs and better serve that customer in different market segments or other geographic locations.
Offshore Contract Drilling Services
     Our contracts to provide offshore drilling services vary in their terms and provisions. We typically obtain our contracts through competitive bidding, although it is not unusual for us to be awarded drilling contracts without competitive bidding. Our drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. Under dayrate contracts, we generally pay the operating expenses of the rig, including wages and the cost of incidental supplies. Historically, dayrate contracts have accounted for a substantial portion of our revenues. In addition, from time to time, our dayrate contracts may also provide for the ability to earn an incentive bonus from our customer based upon performance.
     A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells, which we refer to as a well-to-well contract, or a fixed term, which we refer to as a term contract, and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party to the contract. In addition, certain of our contracts permit the customer to terminate the contract early by giving notice, and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension. See “Risk Factors — The terms of some of our dayrate drilling contracts may limit our ability to benefit from increasing dayrates in an improving market” and “Risk Factors — Our business involves numerous operating hazards, and we are not fully insured against all of them” in Item 1A of this report, which are incorporated herein by reference.

Customers
     We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of our annual consolidated revenues, although the specific customers may vary from year to year. During 2005, we performed services for 53 different customers with Petróleo Brasileiro S.A., or Petrobras, and Kerr-McGee Oil & Gas Corporation, accounting for 10.7% and 10.3% of our annual total consolidated revenues, respectively. During 2004, we performed services for 53 different customers with Petrobras and PEMEX – Exploración Y Producción, or PEMEX, accounting for 12.6% and 10.5% of our annual total consolidated revenues, respectively. During 2003, we performed services for 52 different customers with Petrobras and BP p.l.c., or BP, accounting for 20.3% and 11.9% of our annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on our results of operations.
     We principally market our services in North America through our Houston, Texas office, with support for activities in the GOM provided by our regional office in New Orleans, Louisiana. We market our services in other geographic locations principally from our office in The Hague, The Netherlands with support from our regional offices in Aberdeen, Scotland and Perth, Western Australia. We provide technical and administrative support functions from our Houston office.
Competition
     The offshore contract drilling industry is highly competitive and is influenced by a number of factors, including current and anticipated prices of oil and natural gas, expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. See “Risk Factors — Our industry is highly competitive and cyclical, with intense price competition” in Item 1A of this report, which is incorporated herein by reference.
Governmental Regulation
     Our operations are subject to numerous international, U.S., state and local laws and regulations that relate directly or indirectly to our operations, including regulations controlling the discharge of materials into the environment, requiring removal and clean-up under some circumstances, or otherwise relating to the protection of the environment. See “Risk Factors — Compliance with or breach of environmental laws can be costly and could limit our operations” in Item 1A of this report, which is incorporated herein by reference.
Operations Outside the United States
     Our operations outside the United States accounted for approximately 45%, 56% and 52% of our total consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. See “Risk Factors — A significant portion of our operations are conducted outside the United States and involve additional risks not associated with domestic operations,” “Risk Factors — Our drilling contracts in the Mexican GOM expose us to greater risks than we normally assume” and “Risk Factors — Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us” in Item 1A of this report, which are incorporated herein by reference.
Employees
     As of December 31, 2005, we had approximately 4,500 workers, including international crew personnel furnished through independent labor contractors. We have experienced satisfactory labor relations and provide comprehensive benefit plans for our employees.
Access to Company Filings
     We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and accordingly file annual, quarterly and current reports, any amendments to those reports, proxy statements and other information with the United States Securities and Exchange Commission, or SEC. You may read and copy the information we file with the SEC at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public from the SEC’s Internet site at www.sec.gov or from our Internet site at www.diamondoffshore.com. Our website provides a hyperlink to a third-party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.
Item 1A. Risk Factors.
     Our business is subject to a variety of risks, including the risks described below. You should carefully consider these risks before investing in our securities. The risks and uncertainties described below are not the only ones facing our company. We are also subject to a variety of risks that affect many other companies generally, as well as additional risks and uncertainties not known to us or that we currently believe are not as significant as the risks described below. If any of the following risks actually occur, our business, financial condition, cash flows and results of operations and the trading prices of our securities may be materially and adversely affected.
Our business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.
     Our business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity since our customers’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
•	the political environment of oil-producing regions, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities in the Middle East or other geographic areas or further acts of terrorism in the United States or elsewhere;

•	worldwide demand for oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	weather conditions in the United States and elsewhere;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the policies of the various governments regarding exploration and development of their oil and gas reserves; and

•	advances in exploration and development technology.
Our industry is highly competitive and cyclical, with intense price competition.
     The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of our competitors may have greater financial or other resources than we do. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered. Mergers among oil and natural gas exploration and production companies have reduced the number of available customers.
     Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates (such as we are currently experiencing), followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

     Although oil and natural gas prices are currently significantly above historical averages, resulting in higher utilization and dayrates earned by our drilling units, generally beginning in the third quarter of 2004, we can provide no assurance that the current industry cycle of high demand, short rig supply and higher dayrates will continue. We may be required to idle rigs or to enter into lower rate contracts in response to market conditions in the future.
     Significant new rig construction and reactivation of cold-stacked drilling units could also intensify price competition. We believe that there are currently more than 60 drilling units, primarily jack-up rigs, on order for delivery between 2006 and 2009. We believe that approximately 15 additional jack-up and semisubmersible rigs are currently being reactivated or scheduled for reactivation, upgrade or conversion for drilling use. Improvements in dayrates and expectations of sustained improvements in rig utilization rates and dayrates may result in the construction of additional new rigs or additional reactivations. These increases in rig supply could result in depressed rig utilization and greater price competition. In addition, competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates.
     Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
The terms of some of our dayrate drilling contracts may limit our ability to benefit from increasing dayrates in an improving market.
     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that allow them to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates.
     To the extent possible, we seek to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to attempt to limit the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in an improving market. However, we can provide no assurance that we will be able to achieve or maintain such a balance from time to time. Our inability to fully benefit from increasing dayrates in an improving market, due to the long-term nature of some of our contracts, may adversely affect our profitability.
The majority of our contracts for our drilling units are fixed dayrate contracts, and increases in our operating costs could adversely affect our profitability on those contracts.
     The majority of our contracts with our customers for our drilling units provide for the payment of a fixed dayrate per rig operating day. However, many of our operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond our control. The gross margin that we realize on these fixed dayrate contracts will fluctuate based on variations in our operating costs over the terms of the contracts. We may be unable to recover increased or unforeseen costs from our customers, which could adversely affect our financial position, results of operations and cash flows.
Our drilling contracts may be terminated due to events beyond our control.
     Our customers may terminate some of our term drilling contracts if the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts. These termination payments may not fully compensate us for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial position, results of operations and cash flows.

     During depressed market conditions, our customers may also seek renegotiation of firm drilling contracts to reduce their obligations. The renegotiation of our drilling contracts could adversely affect our financial position, results of operations and cash flows.
Rig conversions, upgrades or newbuilds may be subject to delays and cost overruns.
     From time to time we may undertake to add new capacity through conversions or upgrades to rigs or through new construction. We have entered into agreements to upgrade two of our semisubmersible drilling units to ultra-deepwater capability at an estimated aggregate cost of approximately $550 million with expected delivery dates in mid-2007 and the fourth quarter of 2008. We also have entered into agreements to construct two new jack-up drilling units with expected delivery dates in the first quarter of 2008 at an aggregate cost of approximately $300 million. These projects and other projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	work stoppages;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems;

•	shipyard failures; and

•	failure or delay of third party service providers and labor disputes.
     Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract.
Our business involves numerous operating hazards, and we are not fully insured against all of them.
     Our operations are subject to the usual hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings and natural disasters such as hurricanes or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations and environmental damage. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies.
     Although we maintain insurance, pollution and environmental risks generally are not fully insurable, and we do not typically retain loss-of-hire insurance policies to cover our rigs. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including, among other things, war risk. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. In addition, there can be no assurance that we will continue to carry the insurance we currently maintain or that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.
     As a result of underwriting losses suffered by the insurance industry over the past few years and damages caused by two recent hurricanes in the GOM, we could be faced with the prospect of significantly higher insurance premiums, as well as significantly increasing our deductibles to offset or mitigate premium increases. Our retention of liability for property damage is currently between $1.0 million and $2.5 million per incident, depending on the value of the equipment, with an additional aggregate annual deductible of $4.5 million. No assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable or that we will be able to obtain insurance against some risks.
A significant portion of our operations are conducted outside the United States and involve additional risks not associated with domestic operations.
     We operate in various regions throughout the world which may expose us to political and other uncertainties, including risks of:
•	terrorist acts, war and civil disturbances;

•	expropriation of property or equipment;

•	foreign and domestic monetary policy;

•	the inability to repatriate income or capital;

•	regulatory or financial requirements to comply with foreign bureaucratic actions; and

•	changing taxation policies.
     In addition, international contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•	the equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.
     No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The actions of foreign governments, including initiatives by OPEC, may adversely affect our ability to compete.
Our drilling contracts in the Mexican GOM expose us to greater risks than we normally assume.
     In 2003, we entered into contracts to operate four of our intermediate semisubmersible rigs offshore Mexico for PEMEX, the national oil company of Mexico. The terms of these contracts expose us to greater risks than we normally assume, such as exposure to greater environmental liability. While we believe that the financial terms of these contracts and our operating safeguards in place mitigate these risks, we can provide no assurance that the increased risk exposure will not have a negative impact on our future operations or financial results.
Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us.
     Due to our international operations, we may experience currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge an exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
We are subject to litigation that could have an adverse effect on us.
     We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment and tax matters and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. Litigation may have an adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management’s resources and other factors.

Failure to obtain and retain highly skilled personnel could hurt our operations.
     We require highly skilled personnel to operate and provide technical services and support for our business. To the extent that demand for drilling services and the size of the worldwide industry fleet increase, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing and servicing our rigs, which could adversely affect our results of operations.
Governmental laws and regulations may add to our costs or limit our drilling activity.
     Our operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit drilling activity.
Compliance with or breach of environmental laws can be costly and could limit our operations.
     In the United States, regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment apply to some of our operations. For example, we, as an operator of mobile offshore drilling units in navigable United States waters and some offshore areas, may be liable for damages and costs incurred in connection with oil spills related to those operations. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.
     The United States Oil Pollution Act of 1990, or OPA ’90, and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA ’90 and such similar legislation and related regulations impose a variety of obligations on us related to the prevention of oil spills and liability for damages resulting from such spills. OPA ‘90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.
     The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position, results of operations or cash flows.
We are controlled by a single stockholder, which could result in potential conflicts of interest.
     Loews Corporation, which we refer to as Loews, beneficially owns approximately 54.3% of our outstanding shares of common stock and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, three officers of Loews serve on our Board of Directors. One of those, James S. Tisch, the Chief Executive Officer and Chairman of the Board of our company, is also the Chief Executive Officer and a director of Loews. We have also entered into a services agreement and a registration rights agreement with Loews and we may in the future enter into other agreements with Loews.
     Loews and its subsidiaries and we are generally engaged in businesses sufficiently different from each other as to make conflicts as to possible corporate opportunities unlikely. However, it is possible that Loews may in some circumstances be in direct or indirect competition with us, including competition with respect to certain business strategies and transactions that we may propose to undertake. In addition, potential conflicts of interest exist or could arise in the future for our directors that are also officers of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise. Although the affected directors may abstain from voting on matters in which our interests and those of Loews are in conflict so as to avoid potential violations of their fiduciary duties to stockholders, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. We cannot assure you that these conflicts of interest will not materially adversely affect us.

Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     We own an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where our corporate headquarters are located, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for our offshore drilling warehouse and storage facility, and a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for our North Sea operations. Additionally, we currently lease various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Norway, The Netherlands, Malaysia, Qatar, Singapore and Mexico to support our offshore drilling operations.
Item 3. Legal Proceedings.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Executive Officers of the Registrant
     We have included information on our executive officers in Part I of this report in reliance on General Instruction G(3) to Form 10-K. Our executive officers are elected annually by our Board of Directors to serve until the next annual meeting of our Board of Directors, or until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Information with respect to our executive officers is set forth below.

	Age as of
Name	January 31, 2006	Position
James S. Tisch	53	Chairman of the Board of Directors and Chief Executive Officer
Lawrence R. Dickerson	53	President, Chief Operating Officer and Director
David W. Williams	48	Executive Vice President
Rodney W. Eads	54	Senior Vice President — Worldwide Operations
John L. Gabriel, Jr.	52	Senior Vice President — Contracts & Marketing
John M. Vecchio	55	Senior Vice President — Technical Services
Gary T. Krenek	47	Vice President and Chief Financial Officer
Beth G. Gordon	50	Controller — Chief Accounting Officer
William C. Long	39	Vice President, General Counsel & Secretary
     James S. Tisch has served as our Chief Executive Officer since March 1998. Mr. Tisch has also served as Chairman of the Board since 1995 and as a director since June 1989. Mr. Tisch has served as Chief Executive Officer of Loews, a diversified holding company and our controlling stockholder, since January 1999. Mr. Tisch, a director of Loews since 1986, also serves as a director of CNA Financial Corporation, a 91% owned subsidiary of Loews.
     Lawrence R. Dickerson has served as our President, Chief Operating Officer and Director since March 1998. Mr. Dickerson served on the United States Commission on Ocean Policy from 2001 to 2004.
     David W. Williams has served as our Executive Vice President since March 1998.
     Rodney W. Eads has served as a Senior Vice President since May 1997.
     John L. Gabriel, Jr. has served as a Senior Vice President since November 1999.

     John M. Vecchio has served as a Senior Vice President since April 2002. Previously, Mr. Vecchio served as our Technical Services Vice President from October 2000 through March 2002 and as our Engineering Vice President from July 1997 through September 2000.
     Gary T. Krenek has served as our Vice President and Chief Financial Officer since March 1998.
     Beth G. Gordon has served as our Controller and Chief Accounting Officer since April 2000.
     William C. Long has served as our Vice President, General Counsel and Secretary since March 2001. Previously, Mr. Long served as our General Counsel and Secretary from March 1999 through February 2001.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
     Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “DO.” The following table sets forth, for the calendar quarters indicated, the high and low closing prices of our common stock as reported by the NYSE.

	Common Stock
	High	Low
2005
First Quarter	$50.89	$38.25
Second Quarter	55.90	40.40
Third Quarter	62.40	52.10
Fourth Quarter	71.31	51.46

2004
First Quarter	$26.63	$20.48
Second Quarter	24.53	21.55
Third Quarter	32.99	22.89
Fourth Quarter	40.29	32.06
     As of February 20, 2006 there were approximately 263 holders of record of our common stock.
Dividend Policy
     In 2005, we paid cash dividends of $0.0625 per share of our common stock on March 1 and June 1 and cash dividends of $.125 per share on September 1 and December 1. In 2004, we paid cash dividends of $0.0625 per share of our common stock on March 1, June 1, September 1 and December 1.
     On January 24, 2006, we declared a quarterly cash dividend of $0.125 per share of our common stock and an annual special cash dividend of $1.50 per share of our common stock, both of which are payable March 1, 2006 to stockholders of record on February 3, 2006. Any future determination as to payment of quarterly dividends will be made at the discretion of our Board of Directors. In addition, our Board of Directors may, in subsequent years, consider paying additional annual special dividends, in amounts to be determined, if it believes that our financial position, earnings outlook, and capital spending plans and other relevant factors warrant such action at that time.

Item 6. Selected Financial Data.
     The following table sets forth certain historical consolidated financial data relating to Diamond Offshore. We prepared the selected consolidated financial data from our consolidated financial statements as of and for the periods presented. Prior periods have been reclassified to conform to the classifications we currently follow. Such reclassifications do not affect earnings. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

	As of and for the Year Ended December 31,
	2005		2004	2003	2002		2001
	(In thousands, except per share and ratio data)
Income Statement Data:
Total revenues	$1,221,002		$814,662	$680,941	$752,561		$924,300
Operating income (loss)	374,399		3,928	(38,323)	51,984		225,410
Net income (loss)	260,337		(7,243)	(48,414)	62,520		173,823
Net income (loss) per share:
Basic	2.02		(0.06)	(0.37)	0.48		1.31
Diluted	1.91		(0.06)	(0.37)	0.47		1.26

Balance Sheet Data:
Drilling and other property and equipment, net	$2,302,020		$2,154,593	$2,257,876	$2,164,627		$2,002,873
Total assets	3,606,922		3,379,386	3,135,019	3,256,308		3,493,071
Long-term debt (excluding current maturities) (1)	977,654		709,413	928,030	924,475		920,636

Other Financial Data:
Capital expenditures	$293,829		$89,229	$272,026	$340,805		$268,617
Cash dividends declared per share	0.375		0.25	0.438	0.50		0.50
Ratio of earnings to fixed charges (2)	9.19	x	N/A	N/A	4.51	x	9.87	x

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Requirements” and Note 7 “Long-Term Debt” to our Consolidated Financial Statements included in Item 8 of this report for a discussion of changes in our long-term debt.

(2)	The deficiency in our earnings available for fixed charges for the years ended December 31, 2004 and 2003 was approximately $2.3 million and $55.3 million, respectively. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations plus income taxes and fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) a portion of rent expense, which we believe represents the interest factor attributable to rent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.
     We provide contract drilling services to the energy industry around the globe and are a leader in deepwater drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship. In August 2005, we purchased the Ocean Monarch (formerly the Enserch Garden Banks), a Victory-class semisubmersible drilling rig and related equipment, for $20 million and removed from service one of our jack-up rigs, the Ocean Warwick, as a result of damages it sustained during Hurricane Katrina. See “— Overview — Impact of 2005 Hurricanes.” In June 2005, we completed the sale of the Ocean Liberator and received net cash proceeds of $13.6 million.
Overview
Industry Conditions
     The steadily rising demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs that characterized the first nine months of 2005 continued during the fourth quarter of the year, while the market for our jack-up fleet reflected particular strength. Supported by solid fundamental market conditions for all classes of offshore drilling rigs, dayrates have in many cases more than doubled previous-cycle peaks, and our customers are increasingly seeking longer term contracts. As a result, we increased our revenue backlog from approximately $900 million, or 31.4 rig years, at the beginning of 2005 to a current backlog of approximately $4.5 billion, or 69.1 rig years, as of early February 2006. Generally rig utilization rates approach 95-98% during contracted periods; however, utilization rates can be adversely impacted by additional downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather.
     Gulf of Mexico. In the GOM, dayrates continue to escalate. A contract for one of our high-specification rigs has reached as high as $395,000 per day for work beginning in the first quarter of 2007 and extending until the first quarter of 2008. This contrasts with a dayrate of $150,000 that the unit is currently earning. Six of our seven high-specification semisubmersible rigs in the GOM, including the recently relocated Ocean Baroness, have future contracts or a letter of intent, or LOI, at dayrates at least 100 percent higher than the average dayrate these rigs earned during the first quarter of 2005. An LOI is subject to customary conditions, including the execution of a definitive agreement, and actual revenues received could be reduced by various operating factors, including utilization rates.
     The dayrates for our five intermediate semisubmersibles currently operating in the GOM have reached as high as $200,000 for a one-well contract beginning in the third quarter of 2006. This contrasts with an average dayrate in the low $60,000 range earned during the first quarter of 2005 by our intermediate drilling units in the GOM. We continue to view the deepwater and intermediate markets in the GOM as under-supplied and believe that additional improvements in backlog and dayrates are possible in these market segments during 2006.
     Our jack-up fleet in the GOM also continued to experience high utilization and improving dayrates during the fourth quarter of 2005, compared to the first nine months of 2005. Dayrates for our jack-up fleet operating in the GOM have reached as high as $125,000 for a two-well contract beginning late in the first quarter of 2006. This contrasts with an average dayrate in the low $40,000 range earned by our jack-up rigs in the GOM during the first quarter of 2005. Industry-wide, we believe that nine jack-up units were lost due to hurricanes in 2004 and 2005, and we expect up to six additional jack-up units to leave the GOM for other international markets by mid-2006. Among the six jack-up rigs that are expected to leave the GOM is the Ocean Spur. We expect to mobilize the rig from the GOM to Tunisia in the first quarter of 2006, where the unit has a commitment at a dayrate of $125,000 for a period of 12 months beginning in mid-March. We view the jack-up market in the GOM as under-supplied and believe that additional improvement in backlog and dayrates is possible in this market segment during 2006.
     In the Mexican sector of the Gulf of Mexico, or Mexican GOM, our four intermediate semisubmersible rigs remain under long-term contracts that extend into late 2006 and 2007. We view the market for the Mexican GOM as firm and expect it to remain so during 2006.

     Brazil. Two of our rigs operating in Brazil are currently working under term contracts that expire in 2009 and two additional rigs are operating under contracts expiring in 2010. We do not currently contemplate any change in our market position in Brazil. We view the Brazilian semisubmersible market as firm and expect it to remain so during 2006.
     North Sea. Drilling activity in both the U.K. and Norwegian sectors of the North Sea has mirrored that in the GOM since mid-2004. Our three intermediate semisubmersible rigs in the U.K. sector are operating under one- to two-year term contracts at dayrates ranging from $100,000 to $160,000 for work that is now underway. Additionally, one of these three rigs, the Ocean Nomad, has received an 18-month contract extension beginning in the first quarter of 2007 at a dayrate of $285,000. In Norway, the Ocean Vanguard is working under a $140,000 per day contract that expires early in the fourth quarter of 2006, followed by options priced at $160,000 per day that expire in the first quarter of 2008. Effective industry utilization remains near 100 percent in the North Sea, and current dayrates exceed our present and future contract rates in both the U.K. and Norwegian sectors. We believe this market will continue to improve during 2006.
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up rig operating in the Australia/Asia, or Australasian, market. These rigs are operating under contracts or commitments for work extending well into 2006, and in some instances 2007 or 2008, at increasing dayrates, compared to dayrates averaging in the low $100,000 range at the end of 2005. A commitment for one of our intermediate rigs in the sector has reached as high as $235,000 per day for one well beginning in the second quarter of 2006. This contrasts with a dayrate of $90,000 that the unit is currently earning. With the relocation of the Ocean Heritage from Southeast Asia to Qatar in the second quarter of 2005 and the expected mobilization of the Ocean Spur to the Mediterranean in the first quarter of 2006, we are continuing to strategically redeploy our fleet in response to rising market demand and dayrates. We believe that the Australasian and Middle East/Mediterranean markets will continue to improve during 2006.
Impact of 2005 Hurricanes
     In the third quarter of 2005, two major hurricanes, Katrina and Rita, struck the U.S. Gulf Coast and GOM. In late August 2005, one of our jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in our fleet sustained lesser damage in Hurricanes Katrina or Rita, or in some cases from both storms. We believe that the physical damage to our rigs, as well as related removal and recovery costs, are covered by insurance, after applicable deductibles. Our results for 2005 reflect the impact of Hurricanes Katrina and Rita.
     The Ocean Warwick, with a net book value of $14.0 million, was declared a constructive total loss effective August 29, 2005. We issued a proof of loss in the amount of $50.5 million to our insurers, representing the insured value of the rig less a $4.5 million deductible, and received all insurance proceeds related to this insurance claim in 2005. Recovery and removal of the Ocean Warwick are subject to separate insurance deductibles totaling $2.5 million.
     In the third quarter of 2005, we recorded a $33.6 million, pre-tax, net casualty gain ($21.8 million, after-tax, or $0.15 per share of common stock on a diluted basis) on the Ocean Warwick, representing net insurance proceeds of $50.5 million, less the write-off of the $14.0 million net carrying value of the drilling rig and $0.4 million in rig-based inventory, and $2.5 million in insurance deductibles for salvage and wreck removal as a result of Hurricanes Katrina and Rita. We have presented this as “Casualty Gain on Ocean Warwick” in our Consolidated Statements of Operations for the year ended December 31, 2005 included in Item 8 of this report.
     Damage to our other affected rigs and warehouse in New Iberia, Louisiana was less severe, and we believe that repair costs for such damage and lost equipment will be covered by insurance, less estimated deductibles. All of our damaged rigs have now been repaired and returned to service. Insurance deductibles relating to the remaining rigs damaged during Hurricane Katrina and our rigs and facility damaged by Hurricane Rita total $2.6 million in the aggregate, of which $1.2 million and $1.4 million have been recorded as additional contract drilling expense and loss on disposition of assets, respectively, for the year ended December 31, 2005 in our Consolidated Statements of Operations included in Item 8 of this report.
     In addition, in the third quarter of 2005, we wrote-off the net book value of approximately $4.2 million, pre-tax, in rig equipment that was either lost or damaged beyond repair during these storms as loss on disposition of assets and recorded a corresponding insurance receivable in an amount equal to our expected recovery from insurers. The write-off of this equipment and recognition of insurance receivables had no net effect on our consolidated results of operations in 2005.
     During the third and fourth quarters of 2005, we incurred additional operating expenses, including but not limited to the cost of rig crew over-time and employee assistance, hurricane relief supplies, temporary housing and office space and the rental of mooring equipment, of $5.1 million, pre-tax, relating to relief and recovery efforts in the aftermath of Hurricanes Katrina and Rita, which we do not expect to be recoverable through our insurance.
General
     Revenues. Our revenues vary based upon demand, which affects the number of days our drilling fleet is utilized and the dayrates earned by our rigs. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, we may mobilize our rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, we may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.
     The two most significant variables affecting our revenues are dayrates for rigs and rig utilization rates, each of which is ultimately a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well, reflecting the lower supply of available rigs, and vice versa. Demand for drilling services is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development, as well as a variety of political and economic factors. The availability of rigs in a particular geographical region also affects both dayrates and utilization rates. These factors are not within our control and are difficult to predict.
     We recognize revenue from dayrate drilling contracts as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. We earn these fees as services are performed over the initial term of the related drilling contracts. We previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 we changed our accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). We believe that the straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If we had used this method of accounting in prior periods, our operating income (loss) and net income (loss) would not have changed and the impact on our contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.
     From time to time, we may receive fees from our customers for capital improvements to our rigs. We defer such fees received in “Other liabilities” on our Consolidated Balance Sheets included in Item 8 of this report and recognize these fees into income on a straight-line basis over the period of the related drilling contract. We capitalize the costs of such capital improvements and depreciate them over the estimated useful life of the improvement.
     We receive reimbursements for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement. We record these reimbursements at the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations included in Item 8 of this report.
     Operating Income. Our operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “ready-stacked” state with a full crew. In addition, when a rig is idle, we are responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, we may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income. We recognize, as incurred, operating expenses related to activities such as inspections, painting projects and routine overhauls that meet certain criteria and which maintain rather than upgrade our rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.
     Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey or special survey, that are due every five years for each of our rigs. Operating revenue decreases because these surveys are performed during scheduled downtime in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year.
     In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey and require downtime for the drilling rig, but normally do not require dry-docking or shipyard time. During 2006, we expect to spend an aggregate of $7.4 million for 5-year and intermediate surveys, excluding mobilization costs and any resulting repair and maintenance costs.
Critical Accounting Estimates
     Our significant accounting policies are included in Note 1 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements in Item 8 of this report. Judgments, assumptions and estimates by our management are inherent in the preparation of our financial statements and the application of our significant accounting policies. We believe that our most critical accounting estimates are as follows:
     Property, Plant and Equipment. We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which meet certain criteria, are capitalized. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives. Our management makes judgments, assumptions and estimates regarding capitalization, useful lives and salvage values. Changes in these judgments, assumptions and estimates could produce results that differ from those reported.
     The offshore drilling industry is a relatively young industry which began developing just over 50 years ago. We have based our estimates of useful lives and salvage values on the historical industry data available to us, as well as our own experience. In April 2003, we commissioned a study to evaluate the economic lives of our drilling rigs because several of our rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, we recorded changes in accounting estimates by increasing the estimated service lives to 25 years for our jack-ups and 30 years for our semisubmersibles and drillship and by increasing salvage values to 5% for most of our drilling rigs. We made the change in estimates to better reflect the remaining economic lives and salvage values of our fleet. The effect of this change in accounting estimates resulted in an increase in our net income for the year ended December 31, 2005 of $15.7 million, or $0.11 per share, and a reduction of our net loss for the years ended December 31, 2004 and 2003 of, $19.6 million, or $0.15 per share, and $14.9 million, or $0.11 per share, respectively.
     We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We utilize a probability-weighted cash flow analysis in testing an asset for potential impairment. Our assumptions and estimates underlying this analysis include the following:
•	dayrate by rig;

•	utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used);

•	the per day operating cost for each rig if active, ready-stacked or cold-stacked; and

•	salvage value for each rig.
Based on these assumptions and estimates, we develop a matrix by assigning probabilities to various combinations of assumed utilization rates and dayrates. We also consider the impact of a 5% reduction in assumed dayrates for the cold-stacked rigs (holding all other assumptions and estimates in the model constant), or alternatively the impact of a 5% reduction in utilization (again holding all other assumptions and estimates in the model constant) as part of our analysis.
     At December 31, 2005, we reviewed our single cold-stacked rig, the Ocean Monarch, for impairment. Based on our recent decision to upgrade this drilling unit to high-specification capabilities at an estimated cost of approximately $300 million and the low net book value of this rig, we do not consider this asset to be impaired.
     In December 2004, we reviewed our three cold-stacked rigs for impairment and determined that none of the drilling units was impaired. On January 10, 2005, we announced that we would upgrade one of our cold-stacked rigs, the Ocean Endeavor, to a high-specification drilling unit for an estimated cost of approximately $250 million. As a result of this decision and the low net book value of this rig, we did not consider this asset to be impaired.
     We were marketing another of our cold-stacked rigs, the Ocean Liberator, for sale to a third party in 2004, and we classified the rig as an asset-held-for-sale in our Consolidated Balance Sheets at December 31, 2004 included in Item 8 of this report. The estimated market value of this rig, based on offers from third parties, was higher than its current carrying value; therefore, no write-down was deemed necessary as a result of the reclassification to an asset-held-for-sale. We sold the Ocean Liberator in the second quarter of 2005 for a net gain of $8.0 million.
     We evaluated our then remaining cold-stacked rig for impairment using the probability-weighted cash flow analysis discussed above. At December 31, 2004, the probability-weighted cash flow for the Ocean New Era significantly exceeded its net carrying value of $3.2 million. We reactivated the Ocean New Era from cold-stacked status in the fourth quarter of 2005 and it began operating under contract in the GOM in December 2005.
     At December 31, 2003 we determined that all five of our cold-stacked rigs should be tested for impairment. The impairment analysis at December 31, 2003 consisted of a probability-weighted cash flow analysis for each of the five cold-stacked rigs. In all cases, the probability-weighted cash flows significantly exceeded the carrying value of each rig.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
     Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the GOM, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to our historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims which are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At December 31, 2005 our estimated liability for personal injury claims was $38.9 million. The eventual settlement or adjudication of these claims could differ materially from the estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
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
     At the end of 2004 we had established a valuation allowance of $10.3 million for certain of our foreign tax credit carryforwards which will begin to expire in 2011. At December 31, 2005, we had $15.3 million of foreign tax credit carryforwards. During 2005, we were able to utilize most of our net operating loss carryforwards to offset taxable income generated during the year. As a result, we now expect to be able to utilize $14.5 million of our available foreign tax credit carryforwards prior to their expiration dates and we believe that a valuation allowance is no longer necessary for those credits. Consequently, we reversed $9.6 million of the previously established valuation allowance during 2005. With respect to the remaining $0.8 million of foreign tax credit carryforwards, we believe that a valuation allowance is necessary and as a result have a valuation allowance of $0.8 million at December 31, 2005.

Results of Operations
Years Ended December 31, 2005 and 2004
     Comparative data relating to our revenues and operating expenses by equipment type are presented below. We have reclassified certain amounts applicable to the prior periods to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Year Ended
	December 31,		Favorable/
	2005	2004	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$448,937	$281,866	$167,071
Intermediate Semisubmersibles	456,734	319,053	137,681
Jack-ups	271,809	178,391	93,418
Other	1,535	3,095	(1,560)

Total Contract Drilling Revenue	$1,179,015	$782,405	$396,610

Revenues Related to Reimbursable Expenses	$41,987	$32,257	$9,730

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$179,248	$172,182	$(7,066)
Intermediate Semisubmersibles	325,579	277,728	(47,851)
Jack-ups	123,833	114,466	(9,367)
Other	9,880	4,252	(5,628)

Total Contract Drilling Expense	$638,540	$568,628	$(69,912)

Reimbursable Expenses	$35,549	$28,899	$(6,650)

OPERATING INCOME (LOSS)
High-Specification Floaters	$269,689	$109,684	$160,005
Intermediate Semisubmersibles	131,155	41,325	89,830
Jack-ups	147,976	63,925	84,051
Other	(8,345)	(1,157)	(7,188)
Reimbursables, net	6,438	3,358	3,080
Depreciation	(183,724)	(178,835)	(4,889)
General and Administrative Expense	(37,162)	(32,759)	(4,403)
Gain (Loss) on Sale and Disposition of Assets	14,767	(1,613)	16,380
Casualty gain on Ocean Warwick	33,605	—	33,605

Total Operating Income	$374,399	$3,928	$370,471

High-Specification Floaters.

	Year Ended
	December 31,		Favorable/
	2005	2004	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$304,642	$144,077	$160,565
Australia/Asia	68,349	80,666	(12,317)
South America	75,946	57,123	18,823

Total Contract Drilling Revenue	$448,937	$281,866	$167,071

CONTRACT DRILLING EXPENSE
GOM	$88,107	$81,083	$(7,024)
Australia/Asia	35,891	40,732	4,841
South America	55,250	50,367	(4,883)

Total Contract Drilling Expense	$179,248	$172,182	$(7,066)

OPERATING INCOME	$269,689	$109,684	$160,005

     GOM. Revenues for our high-specification rigs in the GOM increased $160.6 million, primarily due to higher average dayrates earned ($128.0 million) and higher utilization of our fleet in this market ($31.9 million) in 2005, as compared to 2004. The higher overall dayrates achieved for our high-specification floaters reflected the continuing high demand for this class of rig in the GOM. Average dayrates for these rigs increased to $143,800 in 2005 compared to $82,000 in 2004.
     Fleet utilization for our high-specification rigs in the GOM increased to 91% in 2005 from 80% in 2004. Higher utilization in 2005 compared to the prior year reflects the return to drilling operations of several rigs which did not operate in 2004 due to scheduled inspections and repairs (Ocean Confidence and Ocean America) and upgrade projects (Ocean America) and the ready-stacking of the Ocean Star for the first five months of 2004. In the late third quarter of 2005, we relocated the Ocean Baroness from the Australia/Asia market to the GOM for a long-term contract extending until November 2009. The Ocean Baroness began operating under contract in the GOM in November 2005 and generated revenues of $9.8 million in 2005, which are included in the utilization factors discussed above.
     Operating costs during 2005 for our high-specification floaters in the GOM increased $7.0 million over operating costs in 2004. The increase in operating costs is primarily attributable to higher labor and benefits costs related to higher utilization of our rigs and the effect of December 2004 and September 2005 wage increases. Costs in 2005 also include operating expenses for the Ocean Baroness in the GOM, including mobilization costs from Southeast Asia. Increased operating costs in 2005 were partly offset by our recovery from a customer for damages sustained to one of our high-specification rigs during Hurricane Ivan in 2004.
     Australia/Asia. Revenues generated by our rigs in the Australia/Asia region decreased $12.3 million to $68.3 million in 2005, as compared to revenues of $80.7 million in 2004. Utilization in this region decreased from 95% in 2004 to 80% in 2005, primarily due to the relocation of the Ocean Baroness from this market to the GOM. Prior to its departure to the GOM, the Ocean Baroness was mobilized to a shipyard in Singapore in mid-May 2005 for an intermediate inspection and preparation for the rig’s dry tow to the GOM, which resulted in additional unpaid downtime for the drilling unit as compared to 2004. The decline in utilization in 2005, as compared to 2004, resulted in a $23.9 million reduction in revenues in 2005. Average operating dayrates in this region increased from $116,600 in 2004 to $141,000 in 2005 and resulted in additional revenues of $11.6 million in 2005 compared to 2004.
     Contract drilling expenses in the region decreased $4.8 million in 2005, as compared to 2004, primarily due to the relocation of the Ocean Baroness to the GOM in the third quarter of 2005. The overall decline in operating costs in the region was partly offset by higher insurance costs associated with increased premiums for the 2005/2006 policy year and additional loss-of-hire-insurance coverage.

     South America. Revenues for our high-specification rig operations offshore Brazil increased $18.8 million in 2005, as compared to 2004, primarily as a result of increased utilization for the Ocean Alliance in 2005 as compared to the prior year, when this rig experienced approximately five months of unpaid downtime. Utilization for these rigs offshore Brazil increased from 76% in 2004 to 89% in 2005 and contributed $9.5 million in additional revenues. Additionally, we negotiated a contract extension, including a dayrate increase, for the Ocean Alliance in the third quarter of 2005. Average dayrates earned by our high-specification rigs in this region increased to $117,300 in 2005 from $102,900 in 2004, which contributed $9.3 million in additional revenues during 2005.
     Contract drilling expense for these operations in Brazil increased $4.9 million in 2005, as compared to the prior year. The increase in costs in 2005 is primarily due to higher labor and benefit costs as a result of December 2004 and September 2005 pay increases, increased local shorebase support costs due to the completion of a local training program in Brazil and higher insurance costs associated with increased premiums for the 2005/2006 policy year and additional loss-of-hire insurance.
Intermediate Semisubmersibles.

	Year Ended
	December 31,		Favorable/
	2005	2004	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$99,500	$42,425	$57,075
Mexican GOM	85,594	85,383	211
Australia/Asia	111,811	77,187	34,624
Europe/Africa	106,251	69,285	36,966
South America	53,578	44,773	8,805

Total Contract Drilling Revenue	$456,734	$319,053	$137,681

CONTRACT DRILLING EXPENSE
GOM	$49,947	$37,300	$(12,647)
Mexican GOM	57,246	56,948	(298)
Australia/Asia	83,768	63,969	(19,799)
Europe/Africa	93,253	82,864	(10,389)
South America	41,365	36,647	(4,718)

Total Contract Drilling Expense	$325,579	$277,728	$(47,851)

OPERATING INCOME	$131,155	$41,325	$89,830

     GOM. Revenues generated in 2005 by our intermediate semisubmersible fleet operating in the GOM increased $57.1 million due to higher average dayrates earned ($31.3 million) and higher utilization of our fleet in this market ($27.5 million), as compared to 2004. Average dayrates earned increased to $77,300 in 2005 compared to $44,600 in 2004, reflecting the tightening market for intermediate semisubmersibles in the GOM. During 2004, we recognized $1.8 million in lump-sum mobilization fees for the Ocean Concord.
     Overall utilization for our intermediate semisubmersibles in this region (excluding the Ocean Endeavor, which was cold-stacked during 2004 prior to commencing a major upgrade in 2005, and the cold-stacked Ocean Monarch, which we acquired in August 2005) increased to 71% in 2005 from 50% in 2004. The increase in utilization in 2005, as compared to 2004, is primarily due to the nearly full utilization of the Ocean Voyager in 2005 compared to 2004, when this unit was cold-stacked for most of the year, and increased utilization for the Ocean Concord, which was out of service for almost six months in 2004 for a 5-year survey and maintenance projects. Additionally, we reactivated the Ocean New Era from cold-stack status in the last half of 2005, and this drilling unit returned to active service in late December 2005. Partially offsetting the overall increase in utilization in 2005, as compared to 2004, was approximately four months of unpaid downtime for the Ocean Lexington in 2005 associated with inspections and a steel renewal project.

     Contract drilling expense for our intermediate semisubmersibles’ operations in the GOM increased $12.6 million in 2005, as compared to 2004, primarily due to higher labor and benefits costs as a result of December 2004 and September 2005 wage increases for our rig-based personnel, normal operating costs for the Ocean Voyager and Ocean New Era in 2005 and higher inspection and maintenance project costs for the Ocean Lexington, which was in a shipyard for inspections and a steel renewal project during 2005. These cost increases were partly offset by lower reactivation costs for the Ocean New Era in 2005, as compared to costs incurred to reactivate the Ocean Voyager in 2004.
     Australia/Asia. Our intermediate semisubmersibles working offshore Australia/Asia generated revenues of $111.8 million in 2005 compared to revenues of $77.2 million in 2004. The $34.6 million increase in operating revenues was primarily due to an increase in average operating dayrates to $76,300 in 2005 compared to $62,900 in 2004, which generated $16.9 million in additional revenues in 2005. Our results in this region in 2005 also reflect the favorable impact of the Ocean Patriot operating for the majority of the year following its relocation to the region in the second half of 2004. However, excluding the Ocean Patriot, our average utilization for these rigs in the Australia/Asia region decreased from 96% in 2004 to 92% in 2005, primarily due to unpaid downtime for the Ocean Epoch which was in a shipyard for approximately 70 days in 2005 for a scheduled 5-year survey and associated repairs. The net effect of changes in utilization in this region was the generation of $10.7 million in additional revenues in 2005 compared to 2004.
     During 2005 we recognized $5.7 million in lump-sum mobilization fees for the Ocean Patriot related to its 2004 mobilization from South Africa to New Zealand and the Bass Strait, compared to $3.3 million in similar fees recognized in 2004. In 2005 we also recognized $3.7 million in revenue related to the extension of a contract option period for one of our rigs in this region and $0.9 million in revenues for the amortization of lump-sum fees received from a customer for rig modifications.
     Contract drilling expense for the Australia/Asia region increased $19.8 million from 2004 to 2005, primarily due to costs associated with the Ocean Patriot operating offshore Australia for all of 2005, including the amortization of deferred mobilization expenses.
     Europe/Africa. Operating revenues for our intermediate semisubmersibles working in this region increased $37.0 million in 2005 primarily due to an increase in the average operating dayrates from $54,400 in 2004 to $87,500 in 2005. This increase in average operating dayrates contributed $40.6 million in additional revenues in 2005, as compared to 2004.
     With the exception of the Ocean Patriot, which relocated from this region to Australia in mid-2004, average utilization increased slightly in 2005 compared to 2004, primarily due to higher utilization of the Ocean Nomad in 2005 as compared to 2004, when this drilling unit was both ready-stacked and mobilizing between Africa and the U.K. for a total of approximately 5 months during the year. The net effect of changes in average utilization between 2005 and 2004 was a $1.9 million decrease in operating revenues in 2005. In 2004, we also recognized $2.0 million in mobilization revenue for the Ocean Nomad.
     Contract drilling expense for our intermediate semisubmersible rigs operating offshore Europe increased $10.4 million in 2005 primarily due to increased labor and related costs and shorebase support costs for our operations in Norway, mostly due to Norwegian pay allowances and additional personnel required to comply with Norwegian regulations. Normal operating expenses for the Ocean Nomad increased in 2005, as compared to 2004, mainly due to higher labor costs associated with its operations in the U.K., as compared to the prior year when this unit worked a portion of the year offshore western Africa, as well as the recognition of mobilization expenses in 2005 related to the rig’s relocation from western Africa to the U.K. Our operating costs in this region in 2004 included $8.7 million in costs for the Ocean Patriot which relocated to the Australia/Asia region in mid- 2004.
     South America. Our intermediate semisubmersibles working in Brazil generated revenues of $53.6 million in 2005 compared to revenues of $44.8 million in 2004. The $8.8 million increase in operating revenues was primarily due to a contract extension for the Ocean Yatzy at a higher average dayrate than it previously earned. Average operating dayrates increased to $75,100, as compared to an average dayrate of $70,300 in 2004, and resulted in additional revenues of $4.3 million in 2005. Average utilization of our rigs in this region increased from 87% in

2004 to 98% in 2005, which resulted in additional revenues in 2005 of $4.5 million. The lower utilization in 2004 was primarily due to additional downtime for special surveys and inspections of both of our rigs in this region.
     Operating expenses for the Ocean Yatzy and Ocean Winner increased $4.7 million in 2005, as compared to 2004, primarily due to increased labor costs for our rig-based personnel as a result of December 2004 and September 2005 wage increases and higher national labor and local shorebase support costs resulting from completion of a local competency program in Brazil.
Jack-Ups.

	Year Ended
	December 31,		Favorable/
	2005	2004	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$222,365	$138,886	$83,479
Australia/Asia/Middle East	49,444	21,290	28,154
South America	—	18,215	(18,215)

Total Contract Drilling Revenue	$271,809	$178,391	$93,418

CONTRACT DRILLING EXPENSE
GOM	$98,866	$89,906	$(8,960)
Australia/Asia/Middle East	24,967	15,546	(9,421)
South America	—	9,014	9,014

Total Contract Drilling Expense	$123,833	$114,466	$(9,367)

OPERATING INCOME	$147,976	$63,925	$84,051

     GOM. Our operating results in this region reflect the continued improvement in average operating dayrates and utilization for jack-up rigs in the GOM during 2005. Average operating dayrates increased to $54,600 in 2005 from $36,300 in 2004, which resulted in additional revenues of $75.5 million in 2005. Utilization of our jack-up fleet in the GOM continued to improve in 2005 compared to the average utilization achieved by our rigs in 2004. Average utilization in 2005 increased to 96% from 87% in 2004, resulting in additional revenues of $8.0 million in 2005. The improvement in utilization is primarily due to the nearly full utilization of the Ocean Champion in 2005 as compared to 2004, when it completed its reactivation from cold-stacked status, and the full utilization of the Ocean Nugget in 2005, as compared to 60 days of unpaid downtime in 2004 for a spud can inspection and related repair work.
     In late August 2005, the Ocean Warwick was declared a constructive total loss by our insurers as a result of damage it sustained during Hurricane Katrina. During 2005 and 2004, this drilling rig generated $11.8 million and $9.3 million in revenues, respectively, which are included in the revenue variances discussed above. See “— Overview — Impact of 2005 Hurricanes.”
     Contract drilling expenses for our jack-ups operating in the GOM increased $9.0 million in 2005 compared to 2004, primarily due to higher labor and benefits costs for our rig-based personnel as a result of December 2004 and September 2005 wage increases, higher normal operating costs in 2005 for the Ocean Champion compared to 2004 when the rig was being reactivated and higher operating and overhead costs for most of our jack-ups in this region due to increased utilization.
     Australia/Asia/Middle East. Revenues for jack-ups in the Australasian and Middle East regions were $49.4 million in 2005 compared to $21.3 million in 2004. The $28.2 million increase in revenues in this region in 2005 is primarily attributable to revenues generated by the Ocean Heritage ($17.0 million), which worked in this region for the entire year, compared to working in this region during only the last quarter of 2004, and an operating dayrate increase for the Ocean Sovereign ($11.2 million) after its second quarter 2005 relocation within the region to Indonesia.

     Contract drilling expense for jack-ups in the Australasian and Middle East regions increased $9.4 million to $25.0 million in 2005, as compared 2004, primarily due to normal operating costs associated with the Ocean Heritage operating in the region for the entire year, and higher normal repair and maintenance, travel and shore-based costs for the Ocean Sovereign.
     South America. The Ocean Heritage operated offshore Ecuador for almost eight months in 2004. During its contract the rig generated $18.2 million in revenues, including the recognition of $8.5 million in lump-sum mobilization fees, and incurred operating expenses of $9.0 million before returning to the Australasia/Middle East region in the fourth quarter of 2004.
Other Operating Revenue and Expenses, net.
     Other operating expenses, net of other revenues, were $8.3 million in 2005 compared to $1.2 million in 2004. The $7.2 million increase in net costs in 2005, as compared to 2004, relates primarily to costs associated with relief and recovery efforts in the aftermath of the 2005 GOM hurricanes, increased rig crew training costs due to higher staffing and recruiting levels in 2005 and higher costs in 2005 to repair and replace non-rig-specific spare equipment.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $6.4 million and $3.4 million in 2005 and 2004, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $4.9 million to $183.7 million in 2005 compared to $178.8 million in 2004 primarily due to depreciation recorded in 2005 associated with capital additions in 2004 and 2005. The increase in depreciation expense attributable to capital additions was partially offset by lower depreciation due to the constructive total loss of the Ocean Warwick in the third quarter of 2005 and the transfer of the Ocean Liberator to assets held for sale in December 2004.
General and Administrative Expense.
     We incurred general and administrative expense of $37.2 million in 2005 compared to $32.8 million in 2004. The $4.4 million increase in overhead costs between the periods was primarily due to higher compensation expense related to our management bonus plan, higher fees paid to our external auditors and higher engineering consulting fees. Partially offsetting these higher expenses were lower legal fees in 2005 compared to 2004, primarily due to the settlement of litigation in December 2004, and the capitalization of certain costs associated with the upgrade of the Ocean Endeavor, which commenced in 2005.
Gain on Sale and Disposition of Assets.
     We recognized a net gain of $14.8 million on the sale and disposition of assets in 2005 compared to a net loss of $1.6 million in 2004. Net gains recognized in 2005 include an $8.0 million gain on the June 2005 sale of the Ocean Liberator, $5.6 million in insurance proceeds related to the involuntary conversion of certain assets damaged during Hurricane Ivan in 2004 and gains on the sale of used drill pipe during the period. Partially offsetting the net gain in 2005 was a $1.4 million loss due to the retirement of equipment lost or damaged during Hurricanes Katrina and Rita. The loss on sale of assets in 2004 relates primarily to the retirement of equipment damaged during Hurricane Ivan.
Casualty Gain on Ocean Warwick.
     We recorded a $33.6 million casualty gain in 2005 as a result of the constructive total loss of one of our jack-up rigs, the Ocean Warwick, resulting from damages sustained during Hurricane Katrina in August 2005. See “— Overview — Impact of 2005 Hurricanes.”

Interest Income.
     We earned interest income of $26.0 million in 2005 compared to $12.2 million in 2004. The $13.8 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash and investment balances in 2005, as compared to 2004. See “— Liquidity and Capital Requirements” and “— Historical Cash Flows.”
Interest Expense.
     Interest expense for 2005 was $41.8 million, or an $11.5 million increase in interest cost compared to 2004. This increase was primarily attributable to interest related to our 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, and our 5.15% Senior Notes Due September 1, 2014, or 5.15% Senior Notes, which we issued in June 2005 and August 2004, respectively. In addition, interest expense for 2005 included a write-off of $6.9 million in debt issuance costs associated with our June 2005 repurchase of approximately 96% of our then outstanding Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures. This increase in interest cost was partially offset by lower interest expense on our Zero Coupon Debentures as a result of our partial repurchase of the outstanding debentures in June 2005 and approximately $0.7 million in interest costs which were capitalized in 2005 related to qualifying upgrade and construction projects. See “— Liquidity and Capital Requirements — Contractual Cash Obligations.”
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other expense, net, of $1.1 million in both 2005 and 2004.
     Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which these subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conduct business as their functional currency. During 2005 and 2004, we recognized net foreign currency exchange losses of $0.8 million and $1.4 million, respectively, including $3.5 million in additional expense in 2005 as a result of our change in functional currency to the U.S. dollar. Prior to the fourth quarter of 2005, we accounted for foreign currency translation gains and losses as a component of “Accumulated other comprehensive losses” in our Consolidated Balance Sheets included in Item 8 of this report.
Income Tax Expense.
     Our net income tax expense is a function of the mix of our domestic and international pre-tax earnings, as well as the mix of earnings from the international tax jurisdictions in which we operate. We recognized $96.1 million of tax expense on pre-tax income of $356.4 million for the year ended December 31, 2005 compared to tax expense of $3.7 million on a pre-tax loss of $3.5 million in 2004.
     Certain of our rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island subsidiary that we wholly own. We do not intend to remit earnings from this subsidiary to the U.S. and we plan to indefinitely reinvest these earnings internationally. Consequently, we provided no U.S. taxes on earnings and recognized no U.S. benefits on losses generated by this subsidiary during 2005 and 2004.
     At the end of 2004 we had established a valuation allowance of $10.3 million for certain of our foreign tax credit carryforwards which will begin to expire in 2011. At December 31, 2005, we had $15.3 million of foreign tax credit carryforwards. During 2005, we were able to utilize most of our net operating loss carryforwards to offset taxable income generated during the year. As a result, we now expect to be able to utilize $14.5 million of our available foreign tax credit carryforwards prior to their expiration dates, and we believe that a valuation allowance is no longer necessary for those credits. Consequently, we reversed $9.6 million of the previously established valuation allowance during 2005. With respect to the remaining $0.8 million of foreign tax credit carryforwards, we believe that a valuation allowance is necessary and as a result have a valuation allowance of $0.8 million at December 31, 2005.
     At December 31, 2004 we had a reserve of $8.9 million ($1.7 million included with Current Taxes Payable and $7.2 in Other Liabilities on our Consolidated Balance Sheets) for the exposure related to the disallowance of goodwill deductibility associated with a 1996 acquisition. During 2005 we concluded that the reserve was no longer necessary and eliminated the reserve, which resulted in an income tax benefit of $8.9 million.
     During 2005, we settled an income tax dispute in East Timor (formerly part of Indonesia) for approximately $0.2 million. At December 31, 2004, our books reflected an accrued liability of $4.4 million related to potential East Timor and Indonesian income tax liabilities covering the period 1992 through 2000. Subsequent to the tax settlement, we determined that the accrual was no longer necessary and wrote off the accrued liability in the fourth quarter of 2005.
     During 2004 and 2005, the Internal Revenue Service, or IRS, examined our federal income tax returns for tax years 2000 and 2002. The examination was concluded during the fourth quarter of 2005. We and the IRS agreed to a limited number of adjustments for which we recorded additional income tax of $1.9 million in 2005.
     Our tax expense in 2004 included $2.5 million associated with a revision to estimates in tax balance sheet accounts, a tax benefit of $5.2 million related to goodwill arising from a 1996 merger, and a tax benefit of $4.5 million due to the reversal of a tax liability associated with the Ocean Alliance Lease-Leaseback.
     On October 22, 2004, the American Jobs Creation Act, or AJCA, was signed into law. The AJCA includes a provision allowing a deduction of 85% for certain foreign earnings that are repatriated. The AJCA provides us the potential opportunity to elect to apply this provision to qualifying earnings repatriations in 2005. Based on the existing language in the AJCA, subsequent guidance issued by the U.S. Treasury Department, and after considering our history of foreign earnings, we did not have undistributed foreign earnings that would qualify for the 85% deduction upon repatriation. Consequently, we did not repatriate any undistributed earnings in 2005 pursuant to the AJCA.

Years Ended December 31, 2004 and 2003
     Comparative data relating to our revenues and operating expenses by equipment type are presented below. We have reclassified certain amounts applicable to the prior periods to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Year Ended
	December 31,		Favorable/
	2004	2003	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$281,866	$290,844	$(8,978)
Intermediate Semisubmersibles	319,053	260,267	58,786
Jack-ups	178,391	97,774	80,617
Other	3,095	3,446	(351)
Eliminations	—	(233)	233

Total Contract Drilling Revenue	$782,405	$652,098	$130,307

Revenues Related to Reimbursable Expenses	$32,257	$28,843	$3,414

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$172,182	$156,898	$(15,284)
Intermediate Semisubmersibles	277,728	229,811	(47,917)
Jack-ups	114,466	97,305	(17,161)
Other	4,252	4,058	(194)
Eliminations	—	(233)	(233)

Total Contract Drilling Expense	$568,628	$487,839	$(80,789)

Reimbursable Expenses	$28,899	$26,050	$(2,849)

OPERATING INCOME (LOSS)
High-Specification Floaters	$109,684	$133,946	$(24,262)
Intermediate Semisubmersibles	41,325	30,456	10,869
Jack-ups	63,925	469	63,456
Other	(1,157)	(612)	(545)
Reimbursables, net	3,358	2,793	565
Depreciation	(178,835)	(175,578)	(3,257)
General and Administrative Expense	(32,759)	(28,868)	(3,891)
(Loss) Gain on Sale and Disposition of Assets	(1,613)	(929)	(684)

Total Operating Income (Loss)	$3,928	$(38,323)	$42,251

High-Specification Floaters.

	Year Ended
	December 31,		Favorable/
	2004	2003	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$144,077	$164,303	$(20,226)
Australia/Asia	80,666	52,288	28,378
South America	57,123	74,253	(17,130)

Total Contract Drilling Revenue	$281,866	$290,844	$(8,978)

CONTRACT DRILLING EXPENSE
GOM	$81,083	$84,512	$3,429
Australia/Asia	40,732	29,691	(11,041)
South America	50,367	42,695	(7,672)

Total Contract Drilling Expense	$172,182	$156,898	$(15,284)

OPERATING INCOME	$109,684	$133,946	$(24,262)

     GOM. Revenues for our high-specification floaters in the GOM decreased $20.2 million, primarily due to lower utilization of our fleet in this market ($7.2 million) and lower average dayrates earned ($13.0 million) in 2004, as compared to 2003. Utilization of this fleet in the GOM fell to 80% in 2004 compared to 84% in 2003, primarily due to rig downtime in 2004 for scheduled inspections and repairs (Ocean Confidence and Ocean America) and upgrade projects (Ocean America) and the ready-stacking of the Ocean Star for the first five months of 2004. This decline in utilization was partially offset by increased utilization for the Ocean Valiant, which worked all of 2004 as compared to 2003, when the rig was in a shipyard for approximately three months for a 5-year survey and scheduled maintenance.
     The lower overall dayrates achieved for our high-specification floaters in the GOM reflected the soft-market conditions in the GOM during the first half of 2004 as several of these high-specification rigs accepted jobs in the mid-water depth market at lower dayrates. Average dayrates earned by high-specification floaters in the GOM fell to $82,000 in 2004 compared to $89,500 in 2003.
     Operating costs for our high-specification floaters in the GOM during 2004 were slightly lower than our operating costs in 2003. Lower operating expenses for the Ocean Valiant were partially offset by additional costs to repair damages sustained by the Ocean America and Ocean Star during Hurricane Ivan in the latter half of 2004. Operating costs for the Ocean Valiant were higher during 2003, as compared to 2004, as a result of a 5-year survey and related repairs in 2003.
     Australia/Asia. Revenues for the Ocean Baroness and Ocean Rover increased $28.4 million in 2004 to $80.7 million, as compared to revenues of $52.3 million earned by these rigs in 2003. This increase in revenue is primarily the result of $22.7 million in additional revenue generated by the Ocean Rover in 2004 as it continued its drilling program offshore Malaysia. The Ocean Rover began drilling operations in July 2003 after completion of its upgrade to high-specification capabilities, which began in 2002. An increase in average dayrate and utilization for the Ocean Baroness in 2004, as compared to 2003, resulted in $3.9 million and $1.8 million in additional revenues, respectively.
     Contract drilling expense for these rigs increased $11.0 million in the Australia/Asia region in 2004, as compared to 2003, primarily due to additional, normal operating costs for the Ocean Rover offshore Malaysia, which worked all of 2004, compared to 2003 when most of this rig’s costs were capitalized in connection with its upgrade
     South America. Revenues from our Brazilian operations decreased $17.1 million in 2004, as compared to 2003, primarily as a result of lower utilization of the Ocean Alliance in 2004 due to a series of sub-sea and electrical problems, as well as a scheduled 5-year survey and sub-sea equipment upgrade that resulted in approximately five months of downtime for the rig.
     Contract drilling expense for our Brazilian operations increased $7.7 million in 2004, as compared to the prior year, primarily due to repair costs for the Ocean Alliance resulting from a series of sub-sea and electrical problems and costs associated with its scheduled 5-year survey in 2004.
Intermediate Semisubmersibles.

	Year Ended
	December 31,		Favorable/
	2004	2003	(Unfavorable)

	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$42,425	$49,196	$(6,771)
Mexican GOM	85,383	36,873	48,510
Australia/Asia	77,187	48,138	29,049
Europe	69,285	47,964	21,321
South America	44,773	78,096	(33,323)

Total Contract Drilling Revenue	$319,053	$260,267	$58,786

CONTRACT DRILLING EXPENSE
GOM	$37,300	$47,816	$10,516
Mexican GOM	56,948	29,912	(27,036)
Australia/Asia	63,969	49,277	(14,692)
Europe	82,864	63,236	(19,628)
South America	36,647	39,570	2,923

Total Contract Drilling Expense	$277,728	$229,811	$(47,917)

OPERATING INCOME	$41,325	$30,456	$10,869

     GOM. Revenues generated by our intermediate semisubmersible fleet operating in the GOM decreased $6.8 million in 2004 compared to 2003, primarily due to decreased utilization in this market. Overall utilization for our intermediate semisubmersibles in the GOM (excluding the Ocean Endeavor, which was cold-stacked during 2004) decreased from 54% in 2003 to 50% in 2004, primarily as a result of the relocation of the Ocean Ambassador and the Ocean Worker from the GOM to the Mexican GOM in the latter half of 2003 and a 5-year survey and maintenance projects that kept the Ocean Concord out of service for approximately six months in 2004. The overall decline in utilization in the GOM resulted in a $13.1 million decrease in revenues in 2004, as compared to 2003.
     Average operating dayrates for our intermediate semisubmersibles increased in the GOM from $40,800 in 2003 to $44,600 in 2004 and resulted in the generation of $4.6 million in additional revenues in 2004 compared to the prior year. We also recognized $1.8 million in lump-sum mobilization fees for the Ocean Concord in 2004.
     Contract drilling expense for these operations in the GOM decreased $10.5 million in 2004, as compared to 2003, primarily due to the relocation of the Ocean Ambassador and the Ocean Worker to the Mexican GOM in the second half of 2003. This decrease was partially offset by additional operating expense related to the reactivation of the Ocean Voyager from cold-stacked status during 2004 and normal operations during the fourth quarter of that year.
     Mexican GOM. Revenues generated by our intermediate semisubmersibles in the Mexican GOM increased $48.5 million compared to the revenues earned in this region in 2003. We had four drilling units operating in this market throughout 2004, as compared to 2003 when the Ocean Ambassador, Ocean Whittington and Ocean Worker commenced operations for PEMEX in the Mexican GOM during the third quarter. The Ocean Yorktown was relocated to the Mexican GOM in July 2003 from Brazil and began operating under contract with PEMEX in the mid-fourth quarter of 2003.

     In the Mexican GOM, our intermediate semisubmersibles incurred higher operating expenses in 2004 as compared to 2003, when two of these rigs operated in the GOM and another rig was stacked in Africa for the first five months of the year. The increased operating costs in 2004, which resulted from the increased utilization in 2004 compared to the prior year, included additional equipment rental expense in connection with the rigs’ contracts with PEMEX, travel costs and costs associated with maintaining a Mexican shore base. These increased operating expenses were partially offset by lower rig mobilization costs in 2004, as compared to 2003, when we incurred additional costs to relocate these rigs to the Mexican GOM.
     Australia/Asia. Our intermediate semisubmersibles working offshore Australia/Asia generated revenues of $77.2 million in 2004 compared to revenues of $48.1 million in 2003. The $29.0 million increase in revenues was primarily due to increased utilization in 2004 compared to 2003. Utilization in this market increased to 91% in 2004 from 70% in 2003. In 2003, utilization in this region was reduced due to the ready-stacking of the Ocean Epoch for the majority of the year and nearly two months of unpaid downtime for the Ocean Bounty due to a scheduled 5-year survey and related repairs. In 2004, we relocated the Ocean Patriot to this region from South Africa, resulting in additional revenues of $11.5 million in this region, including $3.3 million in mobilization revenue.
     The $14.7 million increase in contract drilling expense for our intermediate semisubmersibles in the Australia/Asia region in 2004, as compared to 2003, was primarily due to additional costs associated with preparing the Ocean Patriot for operations in New Zealand and Australia, including mobilization of the rig from South Africa. Our operating costs for 2004 also included normal operating expenses for the Ocean Epoch, as compared to reduced costs in 2003 when the rig was ready-stacked for most of the year.
     Europe/Africa. Overall utilization of our actively-marketed intermediate semisubmersibles in this region increased from 67% in 2003 to 75% in 2004, reflecting the full utilization of the Ocean Princess and Ocean Guardian in 2004, as compared to 2003 when both rigs were ready-stacked for part of the year, and which was partially offset by reduced utilization due to our relocation of the Ocean Patriot to New Zealand in mid-2004. Excluding the results for the Ocean Vanguard, which operated under a bareboat charter arrangement with its previous owner for the first five months of 2003, the net favorable change in utilization in this region and modest increase in average operating dayrates during 2004, as compared to 2003, resulted in additional revenues of $2.5 million and $3.1 million, respectively.
     The Ocean Vanguard generated $13.8 million in additional revenues in 2004, primarily as a result of a higher average operating dayrate earned in 2004 compared to 2003. The average operating dayrate for the Ocean Vanguard increased from $10,000 in 2003 to an average of $77,300 in 2004 as a result of the completion of its bareboat charter arrangement in June 2003.
     Contract drilling expense for our intermediate semisubmersible rigs operating offshore Europe increased $19.6 million during 2004, as compared to 2003, primarily due to the inclusion of normal operating costs for the Ocean Vanguard in 2004, as compared to reduced costs incurred in 2003 when the rig operated under a bareboat charter to its previous owner. This increase also included costs associated with preparing the Ocean Vanguard for work in the North Sea. Additionally, contract drilling expenses for our rigs working offshore the U.K. were negatively impacted in 2004 by the cost of additional labor benefits mandated by legislation in the region and the recognition of mobilization costs related to the relocation of the Ocean Nomad from the U.K. to Gabon where the unit operated until the fourth quarter of 2004.
     South America. Revenues generated by our intermediate semisubmersible fleet operating offshore Brazil decreased $33.3 million during 2004 compared to 2003, primarily due to the relocation of the Ocean Yorktown to the Mexican GOM in the third quarter of 2003 at a reduced dayrate and the renewal of our operating contract for the Ocean Yatzy in the latter part of 2003 at a significantly lower operating dayrate that reflected market conditions at the time.
     Operating costs for our intermediate semisubmersible rigs offshore Brazil decreased $2.9 million in 2004 compared to 2003, primarily due to the relocation of the Ocean Yorktown to the Mexican GOM. The decrease in overall costs for our Brazilian operations was partially offset by higher rig inspection and related repair costs, as well as higher benefits costs for national employees, for our two remaining intermediate semisubmersibles in this region in 2004, as compared to 2003.

Jack-Ups.

	Year Ended
	December 31,		Favorable/
	2004	2003	(Unfavorable)

		(In thousands)
CONTRACT DRILLING REVENUE
GOM	$138,886	$84,795	$54,091
Australia/Asia	21,290	12,979	8,311
South America	18,215	—	18,215

Total Contract Drilling Revenue	$178,391	$97,774	$80,617

CONTRACT DRILLING EXPENSE
GOM	$89,906	$84,343	$(5,563)
Australia/Asia	15,546	12,962	(2,584)
South America	9,014	—	(9,014)

Total Contract Drilling Expense	$114,466	$97,305	$(17,161)

OPERATING INCOME	$63,925	$469	$63,456

     GOM. Excluding the Ocean Champion, which was reactivated from cold-stack status in 2004, utilization of our jack-ups in the GOM rose to 92% in 2004 from 80% in 2003, resulting in $12.9 million in additional revenues in 2004 compared to 2003. The increase in utilization in 2004 was primarily due to the nearly full utilization of the Ocean Tower and Ocean Titan, which were in shipyards undergoing major upgrades for a significant portion of 2003. Other changes in utilization were primarily due to the timing and duration of inspections and related repairs. The reactivated Ocean Champion generated revenues of $4.5 million in 2004.
     All of our jack-ups in this region experienced an increase in average dayrate in 2004 primarily due to a tighter market for this class of equipment in the GOM. Average operating revenue per day increased from $26,400 in 2003 to $36,400 in 2004, resulting in $36.7 million in additional revenues in 2004.
     Our operating costs for jack-ups in the GOM increased $5.6 million in 2004 compared to the prior year, primarily due to the inclusion of normal operating costs for the Ocean Titan during 2004, compared to 2003 when most of this rig’s costs were capitalized in connection with its cantilever upgrade, reactivation costs for the Ocean Champion and additional, normal operating costs associated with higher utilization of our jack-up fleet in the GOM.
     Australia/Asia. Revenue improvements for our jack-ups in the Australia/Asia region are primarily due to the nearly full utilization of the Ocean Sovereign in 2004 compared to 2003, when this unit was out-of-service for a major upgrade for a significant portion of the year ($13.2 million). This increase was partially offset by lower revenues for the Ocean Heritage, which in 2004 operated in this region for only a portion of the fourth quarter. During 2003, the Ocean Heritage operated offshore Indonesia prior to being stacked for the latter half of the year in a Singapore shipyard. We mobilized this drilling unit to Ecuador in early 2004. We recognized $2.4 million in mobilization fees for jack-up rig moves in 2004.
     Contract drilling expense for our jack-ups in this region increased in 2004 compared to 2003, primarily due to higher utilization and mobilization costs for the Ocean Sovereign in 2004 compared to 2003, when this rig was out–of-service for a major upgrade and then ready-stacked in Singapore. During 2003, a majority of operating costs for the Ocean Sovereign were capitalized as part of its upgrade.
     South America. The Ocean Heritage operated offshore Ecuador for almost eight months in 2004. During its contract the rig generated $18.2 million in revenues, including the recognition of $8.5 million in lump-sum mobilization fees, and incurred operating expenses of $9.0 million before returning to the Australia/Asia region in the fourth quarter of 2004.

Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $3.4 million in 2004 compared to $2.8 million in 2003. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services we perform on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense in 2004 increased $3.2 million to $178.8 million, compared to $175.6 million in 2003, primarily due to additional depreciation expense associated with upgrades to the Ocean Rover and two jack-up rigs completed in 2003 and another jack-up rig completed in early 2004, the Ocean Patriot, which we acquired in March 2003, and capital expenditures in the third quarter 2003 related to contracts for four of our rigs in Mexico.
     On April 1, 2003, we adjusted the estimated service lives and salvage values for most of our drilling rigs to better reflect their remaining economic lives and salvage values. We incurred $5.3 million more in depreciation expense for the first quarter of 2003 than that which we would have incurred using the new service lives and salvage values. See “ — Critical Accounting Estimates.”
General and Administrative Expense.
     Our general and administrative expense increased $3.9 million in 2004 to $32.8 million, as compared to $28.9 million for 2003. This increase was primarily due to higher payroll costs, our cost of compliance with the Sarbanes-Oxley Act of 2002, higher external audit fees and higher net building expenses due to lower rental income from our tenants.
Loss on Sale and Disposition of Assets.
     During 2004, we wrote-off $1.6 million of equipment that was lost during Hurricane Ivan.
     During 2003, we recognized net losses on the sale and disposition of assets of $0.9 million, primarily related to the sale of two of our semisubmersible drilling rigs, the Ocean Century and Ocean Prospector. These rigs, which had been cold-stacked since July 1998 and October 1998, respectively, were permanently retired from service as offshore drilling rigs and written down by $1.6 million to their fair market values in September 2003. We sold these rigs for $375,000 each (pre-tax) in December 2003.
Interest Expense.
     We incurred interest expense of $30.3 million in 2004 compared to interest expense of $23.9 million in 2003. The $6.4 million increase in interest costs is primarily attributable to our 5.15% Senior Notes, which we issued on August 27, 2004, and was partially offset by lower interest expense in 2003 as a result of interest we capitalized relating to the upgrade of the Ocean Rover, which was completed in July 2003. See Note 1 “Summary of Significant Accounting Policies — Capitalized Interest” and Note 7 “Long-Term Debt” to our Consolidated Financial Statements in Item 8 of this report.
Gain (Loss) on Sale of Marketable Securities.
     We recognized net gains on sales of marketable securities of $0.3 million in 2004 compared to a $6.9 million net loss on the sale of marketable securities in 2003. See Note 3 “Investments and Marketable Securities” to our Consolidated Financial Statements in Item 8 of this report.

Settlement of Litigation.
     In December 2004, we recognized an $11.4 million gain as a result of the settlement of our lawsuit against an equipment manufacturer. This lawsuit was the result of an incident that occurred in 2002 on the Ocean Baroness.
Other Income and Expense (Other, net).
     We reported other income of $1.1 million for the year ended December 31, 2004, which included $1.4 million in foreign currency transaction losses. During the year ended December 31, 2003, we recognized other income of $2.9 million primarily related to pre-tax gains on foreign exchange forward contracts. See Note 4 “Derivative Financial Instruments — Forward Exchange Contracts” to our Consolidated Financial Statements in Item 8 of this report.
Income Tax (Expense) Benefit.
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. We recognized income tax expense of $3.7 million on a pre-tax loss of $3.5 million for the year ended December 31, 2004, compared to a tax benefit of $5.8 million, which we recognized on a pre-tax loss of $54.2 million in 2003.
     Certain of our rigs that operate internationally are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island subsidiary that we wholly-own. We do not intend to remit earnings from this subsidiary to the U.S. and we plan to indefinitely reinvest these earnings internationally. Consequently, we provided no U.S. taxes on earnings and recognized no U.S. tax benefits on losses during 2004 or 2003.
     We recognized tax expense of $3.7 million for 2004 despite a $3.5 million pre-tax loss primarily as a result of $20.5 million of unrepatriated losses in international tax jurisdictions for which we did not recognize any U.S benefits. Our tax expense for 2004 also included $2.5 million associated with a revision to estimates in tax balance sheet accounts, a tax benefit of $5.2 million related to goodwill arising from our merger with Arethusa (Off-Shore) Limited in 1996 and a tax benefit of $4.5 million due to the reversal of a tax liability associated with the Ocean Alliance Lease-Leaseback.
     In 2003, we recorded a valuation allowance of $10.2 million for certain of our foreign tax credit carryforwards which will begin to expire in 2011 as a charge against earnings. Under the “more likely than not” approach of evaluating the associated deferred tax asset, at that time we determined that a valuation allowance was necessary. See “— Overview — Critical Accounting Estimates — Income Taxes.” In addition, in 2003 we reduced our deferred tax liability by $3.7 million related to the deductibility of goodwill associated with a 1996 acquisition.

Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations, proceeds from the issuance of debt securities and our cash reserves. At December 31, 2005, we had $842.6 million in “Cash and cash equivalents” and $2.3 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. We operate in an industry that has been, and we expect to continue to be, extremely competitive and highly cyclical. The dayrates we receive for our drilling rigs and rig utilization rates are a function of rig supply and demand in the marketplace, which is generally correlated with the price of oil and natural gas. Demand for drilling services is dependent upon the level of expenditures by oil and gas companies for offshore exploration and development, a variety of political and economic factors and availability of rigs in a particular geographic region. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. These factors are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “— Overview — Industry Conditions,” “ — Forward-Looking Statements” and “Risk Factors” in Item 1A of this report.
     Shelf Registration. We have the ability to issue an aggregate of approximately $117.5 million in debt, equity and other securities under a shelf registration statement. In addition, from time to time we may issue up to eight million shares of common stock which are registered under an acquisition shelf registration statement, after giving effect to the two-for-one stock split we declared in July 1997, in connection with one or more acquisitions by us of securities or assets of other businesses.
Liquidity and Capital Requirements
     Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures and debt service requirements. We determine the amount of cash required to meet our capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating our ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. We believe that our operating cash flows and cash reserves will be sufficient to meet these capital commitments; however, we will continue to make periodic assessments based on industry conditions. In addition, we may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to effect any such issuance will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control.
     We believe that we have the financial resources needed to meet our business requirements in the foreseeable future, including capital expenditures for rig upgrades and enhancements, as well as our working capital requirements.
     Contractual Cash Obligations. The following table sets forth our contractual cash obligations at December 31, 2005.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

			(In thousands)
Long-term debt — principal	$977,654	$—	$459,987	$18,720	$498,947
Forward exchange contracts	122,493	116,846	5,647	—	—
Purchase obligations related to rig upgrade/modifications	411,000	259,000	152,000	—	—
Operating leases	2,474	1,892	582	—	—

Total obligations	$1,513,621	$377,738	$618,216	$18,720	$498,947

     As of December 31, 2005, we had purchase obligations aggregating approximately $411 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2005, except for those related to our direct rig operations, which arise during the normal course of business.
     Payments of our long-term debt, including interest, could be accelerated due to certain rights that holders of our debentures have to put the securities to us. See the discussion below related to our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, and Zero Coupon Debentures.
4.875% Senior Notes.
     On June 14, 2005, we issued $250.0 million aggregate principal amount of 4.875% Senior Notes at an offering price of 99.785% of the principal amount, which resulted in net proceeds to us of $247.6 million. These notes bear interest at 4.875% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning January 1, 2006, and mature on July 1, 2015. The 4.875% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc. We have the right to redeem all or a portion of the 4.875% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
5.15% Senior Notes.
     On August 27, 2004, we issued $250.0 million aggregate principal amount of 5.15% Senior Notes at an offering price of 99.759% of the principal amount, which resulted in net proceeds to us of $247.6 million. These notes bear interest at 5.15% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning March 1, 2005, and mature on September 1, 2014. The 5.15% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc. We have the right to redeem all or a portion of the 5.15% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
1.5% Debentures.
     On April 11, 2001, we issued $460.0 million principal amount of 1.5% Debentures, which are due April 15, 2031. The 1.5% Debentures are convertible into shares of our common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, or $49.02 per share, subject to adjustment in certain circumstances. Upon conversion, we have the right to deliver cash in lieu of shares of our common stock.
     We pay interest of 1.5% per year on the outstanding principal amount of the 1.5% Debentures, semiannually in arrears on April 15 and October 15 of each year. In addition, under certain circumstances we will pay contingent interest to holders of our 1.5% Debentures during any six-month period commencing after April 14, 2008. See “1.5% Debentures” in Note 7 “Long-Term Debt” to our Consolidated Financial Statements in Item 8 of this report. The 1.5% Debentures are unsecured obligations of Diamond Offshore Drilling, Inc.
     Holders may require us to purchase all or a portion of their 1.5% Debentures on April 15, 2008, at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest. We may choose to pay the purchase price in cash or shares of our common stock or a combination of cash and common stock. In addition, holders may require us to purchase, for cash, all or a portion of their 1.5% Debentures upon a change in control (as defined in the governing indenture) for a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.
     We may redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest.
Zero Coupon Debentures.
     We issued our Zero Coupon Debentures on June 6, 2000 at a price of $499.60 per $1,000 principal amount at maturity, which represents a yield to maturity of 3.50% per year. The Zero Coupon Debentures mature on June 6,

2020, and, as of December 31, 2005, the aggregate accreted value of our outstanding Zero Coupon Debentures was $18.7 million. We will not pay interest prior to maturity unless we elect to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into our common stock at a fixed conversion rate of 8.6075 shares of common stock per $1,000 principal amount at maturity of Zero Coupon Debentures, subject to adjustments in certain events. In addition, holders may require us to purchase, for cash, all or a portion of their Zero Coupon Debentures upon a change in control (as defined in the governing indenture) for a purchase price equal to the accreted value through the date of repurchase. The Zero Coupon Debentures are senior unsecured obligations of Diamond Offshore Drilling, Inc.
     We also have the right to redeem the Zero Coupon Debentures, in whole or in part, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require us to repurchase the Zero Coupon Debentures on June 6, 2010 and June 6, 2015, at the accreted value through the date of repurchase. We may pay any such repurchase price with either cash or shares of our common stock or a combination of cash and shares of common stock.
     On June 7, 2005, we repurchased $460.0 million accreted value, or $774.1 million in aggregate principal amount at maturity, of our Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represented 96% of our then outstanding Zero Coupon Debentures. The aggregate principal amount at maturity of those Zero Coupon Debentures will be $30.9 million assuming no additional conversions or redemptions occur prior to the maturity date.
Letters of Credit.
     We are contingently liable as of December 31, 2005 in the amount of $47.9 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements relating to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Issuers of a $0.5 million letter of credit have the option to require cash collateral due to the lowering of our credit rating in April 2004. As of December 31, 2005 we had not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
Credit Ratings.
     Our current credit rating is Baa2 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.
Capital Expenditures.
     In May 2005, we began a major upgrade of the Ocean Endeavor for ultra-deepwater service. The modernized rig will be capable of operating in up to 10,000 feet of water at an estimated upgrade cost of approximately $250 million. We spent approximately $54.5 million on this project in 2005 and expect to spend approximately $145 million in 2006. We expect delivery of the upgraded rig in mid-2007.
     Additionally, in the second quarter of 2005, we entered into agreements to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, are under construction in Brownsville, Texas and in Singapore, respectively, at an aggregate expected cost of approximately $300 million. We spent $85.9 million in 2005 related to the new construction and expect to spend approximately $114 million in 2006 on these two construction projects. We expect delivery of both units in the first quarter of 2008.
     In January 2006, we announced that we will upgrade the currently cold-stacked Ocean Monarch for ultra-deepwater service at an aggregate estimated cost of approximately $300 million. We expect to mobilize the rig to a shipyard in Singapore for the upgrade in mid-2006 and expect to spend approximately $60 million on this project in 2006. We purchased the Ocean Monarch and its related equipment in August 2005 for $20.0 million.

     We have budgeted approximately $215 million in additional capital expenditures in 2006 associated with our ongoing rig equipment replacement and enhancement programs, and other corporate requirements. We expect to finance our 2006 capital expenditures through the use of our existing cash balances or internally generated funds.
     During 2005, we spent approximately $133.4 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements in 2005.
Off-Balance Sheet Arrangements.
     At December 31, 2005 and 2004, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the year ended December 31, 2005 compared to 2004.
Net Cash Provided by Operating Activities.

	Year Ended December 31,
	2005	2004	Change

		(In thousands)
Net income (loss)	$260,337	$(7,243)	$267,580
Net changes in operating assets and liabilities	(81,039)	22,385	(103,424)
Loss (gain) on sale of marketable securities	1,180	(254)	1,434
Depreciation and other non-cash items, net	208,093	193,394	14,699

	$388,571	$208,282	$180,289

     Our cash flows from operations in 2005 increased $180.3 million or 87% over cash generated by our operating activities in 2004. The increase in cash flow from operations in 2005 is primarily the result of higher average dayrates and, to a lesser extent, higher utilization earned by our offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services. These favorable trends were negatively impacted by an increase in cash required to satisfy our working capital requirements, including a temporary increase in our trade accounts receivable, which will generate cash as the billing cycle is completed.
Net Cash Used in Investing Activities.

	Year Ended December 31,
	2005	2004	Change

		(In thousands)
Purchase of marketable securities	$(4,956,560)	$(4,606,400)	$(350,160)
Proceeds from sale of marketable securities	5,610,907	4,466,377	1,144,530
Capital expenditures	(293,829)	(89,229)	(204,600)
Insurance proceeds from casualty loss of Ocean Warwick	50,500	—	50,500
Proceeds from sale/involuntary conversion of assets	26,047	6,900	19,147
Purchases of Australian dollar time deposits	—	(45,456)	45,456
Proceeds from maturities of Australian dollar time deposits	11,761	34,120	(22,359)
Proceeds from settlement of forward contracts	1,136	—	1,136

	$449,962	$(233,688)	$683,650

     Our investing activities generated $450.0 million in 2005, as compared to a usage of $233.7 million in 2004. In 2005, we sold marketable securities, net of purchases, of $654.3 million compared to net purchases of $140.3 million during 2004. This increase in net sales activity is primarily the result of increased cash requirements in 2005 to partially fund our repurchase of $460.0 million accreted value of Zero Coupon Debentures in June 2005 and capital additions.

     During 2005, we spent approximately $140.4 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up drilling rigs, the Ocean Scepter and Ocean Shield, in addition to $133.4 million related to our ongoing capital maintenance program and our purchase of the Ocean Monarch for $20.0 million. During 2004, our primary focus was on our ongoing capital maintenance program. See “— Liquidity and Capital Requirements — Capital Expenditures.”
     We collected $50.5 million in insurance proceeds related to the casualty loss of the Ocean Warwick in 2005. Additionally, in 2005 we sold one of our then cold-stacked intermediate semisubmersible rigs, the Ocean Liberator, for net cash proceeds of $13.6 million and received $5.6 million in insurance proceeds (total proceeds of $14.5 million of which $8.9 million is included in net cash provided by operating activities) related to the involuntary conversion of assets damaged during Hurricane Ivan in 2004.
     In the second quarter of 2004, based on our expectation that higher interest rates could be achieved by investing in Australian dollar-based securities, we invested $42.1 million (equivalent to 60.0 million Australian dollars) in Australian dollar time deposits with expirations ranging from May 2004 to March 2005. During 2005 and 2004, $11.8 million and $34.1 million matured, respectively. Also during 2005, we entered into various foreign currency forward exchange contracts, which resulted in net realized gains totaling $1.1 million.
Net Cash Used in Financing Activities.

	Year Ended December 31,
	2005	2004	Change

		(In thousands)
Proceeds from issuance of senior notes	$249,462	$249,397	$65
Payment of debt issuance costs	(1,866)	(1,751)	(115)
Redemption of Zero Coupon Debentures	(460,015)	—	(460,015)
Payment of dividends	(48,260)	(32,281)	(15,979)
Acquisition of treasury stock	—	(18,077)	18,077
Ocean Alliance lease-leaseback agreement	(12,818)	(11,969)	(849)
Proceeds from stock options exercised	11,547	168	11,379

	$(261,950)	$185,487	$(447,437)

     In June 2005 and August 2004, we issued $250.0 million principal amount of our 4.875% Senior Notes and our 5.15% Senior Notes, respectively, for net cash proceeds of $247.6 million for each issuance. We repurchased $460.0 million accreted value, or approximately 96%, of our then outstanding Zero Coupon Debentures for cash in June 2005.
     During 2005, we received $11.5 million in proceeds from the exercise of stock options to purchase shares of our common stock. During 2004, we received $0.2 million in proceeds from the exercise of stock options.
     We paid cash dividends to our stockholders of $48.3 million in 2005 compared to $32.3 million in 2004. On January 24, 2006, we declared a quarterly cash dividend and a special cash dividend of $0.125 and $1.50, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on March 1, 2006 to stockholders of record on February 3, 2006.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the year ended December 31, 2004, we purchased 782,200 shares of our common stock at an aggregate cost of $18.1 million (or $23.11 average cost per share). We did not repurchase any shares of our outstanding common stock during the year ended December 31, 2005.
     We paid the final installment of $12.8 million on our lease-leaseback arrangement for the Ocean Alliance in December 2005.

Other
     Currency Risk. Some of our subsidiaries conduct a portion of their operations in the local currency of the country where they conduct operations. Currency environments in which we have significant business operations include Mexico, Brazil, the U.K., Australia, Indonesia and Malaysia. When possible, we attempt to minimize our currency exchange risk by seeking international contracts payable in local currency in amounts equal to our estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. At present, however, only a limited number of our contracts are payable both in U.S. dollars and the local currency.
     We also utilize foreign exchange forward contracts to reduce our forward exchange risk. A forward currency exchange contract obligates a contract holder to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specific dates.
     We record currency translation adjustments and transaction gains and losses as “Other income (expense)” in our Consolidated Statements of Operations. The effect on our results of operations from these translation adjustments and transaction gains and losses has not been material and are not expected to have a significant effect in the future.
Recent Accounting Pronouncements
     In December 2004 the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123 (R). This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 (R) is effective as of the first interim or annual reporting period beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. We do not expect the adoption of SFAS 123 (R) to have a material impact on our consolidated results of operations, financial position or cash flows.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “— Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Liquidity and Capital Requirements” and “— Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements — Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “— Overview — Industry Conditions,” “Business — Operations Outside the United States” and “— Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “— Overview — Industry Conditions” and “Risk Factors”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future quarterly or special dividends (see “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy”);

•	financing plans;

•	tax planning (See “— Overview — Critical Accounting Estimates — Income Taxes,” “— Years Ended December 31, 2005 and 2004 — Income Tax Expense” and “— Years Ended December 31, 2004 and 2003 — Income Tax (Expense) Benefit”);

•	budgets for capital and other expenditures (see “— Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “— Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig conversion and upgrade projects (see “— Overview — Industry Conditions” and “— Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview — Industry Conditions” and “Risk Factors”;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “Risk Factors”).
     Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:
•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of OPEC to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of the various governments regarding exploration and development of oil and gas reserves;

•	advances in exploration and development technology;

•	the political environment of oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
     The risks and uncertainties included here are not exhaustive. Other sections of this report and our other filings with the SEC include additional factors that could adversely affect our business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at December 31, 2005 and December 31, 2004, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
     Exposure to market risk is managed and monitored by our senior management. Senior management approves the overall investment strategy that we employ and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to us. We may manage risk by buying or selling instruments or entering into offsetting positions.
Interest Rate Risk
     We have exposure to interest rate risk arising from changes in the level or volatility of interest rates. Our investments in marketable securities are primarily in fixed maturity securities. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of our investments and the resulting effect on stockholders’ equity. The analysis presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period.
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on December 31, 2005 and December 31, 2004, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
     The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes in market interest rates on our earnings or stockholders’ equity. Further, the computations do not contemplate any actions we could undertake in response to changes in interest rates.
     Our long-term debt, as of December 31, 2005 and December 31, 2004, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $173.8 million and $177.8 million as of December 31, 2005 and 2004, respectively. A 100-basis point decrease would result in an increase in market value of $40.0 million and $217.3 million as of December 31, 2005 and 2004, respectively.

Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. During 2004 we invested in fixed-rate Australian dollar time deposits and 15.0 million Australian dollars (equivalent to $11.6 million) of time deposits were included in “Investments and marketable securities” in our Consolidated Balance Sheets at December 31, 2004. These time deposits matured during the first quarter of 2005.
     During 2005 we entered into various forward exchange contracts requiring us to purchase predetermined amounts of foreign currencies at predetermined dates. As of December 31, 2005, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of $17.1 million in Mexican pesos, the equivalent of $7.7 million in Australian dollars, the equivalent of $67.2 million in British pounds sterling and the equivalent of $30.5 million in Brazilian Reals at various times through March 2007. These forward exchange contracts were included in “Other assets” in our Consolidated Balance Sheets at December 31, 2005 at fair value in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2005 and 2004.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	December 31,				December 31,
	2005		2004		2005		2004
			(In thousands)
Interest rate:
Marketable securities	$2,281	(a)	$650,247	(a)	$200	(c)	$2,100	(c)
Long-term debt	(1,159,941	) (b)	(1,213,820	) (b)	—		—

Foreign Exchange:

Australian dollar time deposits	—		11,602	(d)	—		2,300	(d)
Forward exchange contracts	400	(d)	—		21,500	(d)	—

(a)	The fair market value of our investment in marketable securities is based on the quoted closing market prices on December 31, 2005 and 2004.

(b)	The fair values of our 4.875% Senior Notes, 5.15% Senior Notes, 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on December 31, 2005 and 2004. The fair value of our Ocean Alliance lease-leaseback agreement is based on the present value of estimated future cash flows using a discount rate of 4.27% for December 31, 2004.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at December 31, 2005 and 2004.

(d)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at December 31, 2005 and a decrease in foreign exchange rates of 20% at December 31, 2004.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Offshore Drilling, Inc. and Subsidiaries
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting (such management assessment is included in Item 9A of this Form 10-K) and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Houston, Texas
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Offshore Drilling, Inc. and Subsidiaries
Houston, Texas
     We have audited management’s assessment, included in Item 9A of this Form 10-K under the heading “Management’s Annual Report on Internal Control Over Financial Reporting,” that Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Houston, Texas
February 24, 2006

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$842,590	$266,007
Investments and marketable securities	2,281	661,849
Accounts receivable	357,104	187,558
Rig inventory and supplies	47,196	47,590
Prepaid expenses and other	32,707	32,677

Total current assets	1,281,878	1,195,681
Drilling and other property and equipment, net of accumulated depreciation	2,302,020	2,154,593
Other assets	23,024	29,112

Total assets	$3,606,922	$3,379,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$484,102
Accounts payable	60,976	27,530
Accrued liabilities	169,037	87,614
Taxes payable	38,973	14,661

Total current liabilities	268,986	613,907
Long-term debt	977,654	709,413
Deferred tax liability	445,094	369,722
Other liabilities	61,861	60,516

Total liabilities	1,753,595	1,753,558

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 133,842,429 shares issued and 128,925,629 shares outstanding at December 31, 2005; 133,483,820 shares issued and 128,567,020 shares outstanding at December 31, 2004)	1,338	1,335
Additional paid-in capital	1,277,934	1,264,512
Retained earnings	688,459	476,382
Accumulated other comprehensive losses	9	(1,988)
Treasury stock, at cost (4,916,800 shares at December 31, 2005 and 2004)	(114,413)	(114,413)

Total stockholders’ equity	1,853,327	1,625,828

Total liabilities and stockholders’ equity	$3,606,922	$3,379,386

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Contract drilling	$1,179,015	$782,405	$652,098
Revenues related to reimbursable expenses	41,987	32,257	28,843

Total revenues	1,221,002	814,662	680,941

Operating expenses:
Contract drilling	638,540	568,628	487,839
Reimbursable expenses	35,549	28,899	26,050
Depreciation and amortization	183,724	178,835	175,578
General and administrative	37,162	32,759	28,868
Impairment of rigs	—	—	1,598
Casualty gain on Ocean Warwick	(33,605)	—	—
(Gain) loss on disposition of assets	(14,767)	1,613	(669)

Total operating expenses	846,603	810,734	719,264

Operating income (loss)	374,399	3,928	(38,323)

Other income (expense):
Interest income	26,028	12,205	12,007
Interest expense	(41,799)	(30,257)	(23,928)
Gain (loss) on sale of marketable securities	(1,180)	254	(6,884)
Settlement of litigation	—	11,391	—
Other, net	(1,053)	(1,054)	2,891

Income (loss) before income tax expense	356,395	(3,533)	(54,237)

Income tax (expense) benefit	(96,058)	(3,710)	5,823

Net income (loss)	$260,337	$(7,243)	$(48,414)

Earnings (loss) per share:
Basic	$2.02	$(0.06)	$(0.37)

Diluted	$1.91	$(0.06)	$(0.37)

Weighted-average shares outstanding:
Shares of common stock	128,690	129,021	130,253
Dilutive potential shares of common stock	12,661	—	—

Total weighted-average shares outstanding assuming dilution	141,351	129,021	130,253

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2003	133,457,055	$1,335	$1,263,692	$621,342	$(730)	3,120,600	$(78,125)	$1,807,514
Net loss	—	—	—	(48,414)	—	—	—	(48,414)
Treasury stock purchase	—	—	—	—	—	1,014,000	(18,211)	(18,211)
Dividends to stockholders ($0.438 per share)	—	—	—	(57,022)	—	—	—	(57,022)
Exchange rate changes, net	—	—	—	—	(288)	—	—	(288)
Loss on investments, net	—	—	—	—	(3,099)	—	—	(3,099)

December 31, 2003	133,457,055	1,335	1,263,692	515,906	(4,117)	4,134,600	(96,336)	1,680,480

Net loss	—	—	—	(7,243)	—	—	—	(7,243)
Treasury stock purchase	—	—	—	—	—	782,200	(18,077)	(18,077)
Dividends to stockholders ($0.25 per share)	—	—	—	(32,281)	—	—	—	(32,281)
Stock options exercised	26,765	—	820	—	—	—	—	820
Exchange rate changes, net	—	—	—	—	1,649	—	—	1,649
Gain on investments, net	—	—	—	—	480	—	—	480

December 31, 2004	133,483,820	1,335	1,264,512	476,382	(1,988)	4,916,800	(114,413)	1,625,828

Net income	—	—	—	260,337	—	—	—	260,337
Dividends to stockholders ($0.375 per share)	—	—	—	(48,260)	—	—	—	(48,260)
Conversion of long-term debt	264	—	13	—	—	—	—	13
Stock options exercised	358,345	3	13,409	—	—	—	—	13,412
Reversal of cumulative foreign currency translation loss	—	—	—	—	2,077	—	—	2,077
Loss on investments, net	—	—	—	—	(80)	—	—	(80)

December 31, 2005	133,842,429	$1,338	$1,277,934	$688,459	$9	4,916,800	$(114,413)	$1,853,327

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$260,337	$(7,243)	$(48,414)

Other comprehensive gains (losses), net of tax:
Foreign currency translation gain (loss)	2,077	1,649	(288)
Unrealized holding gain (loss) on investments	10	532	(311)
Reclassification adjustment for loss included in net income	(90)	(52)	(2,788)

Total other comprehensive gain (loss)	1,997	2,129	(3,387)

Comprehensive income (loss)	$262,334	$(5,114)	$(51,801)

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003

Operating activities:
Net income (loss)	$260,337	$(7,243)	$(48,414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,724	178,835	175,578
Casualty gain on Ocean Warwick	(33,605)	—	—
Impairment of rigs	—	—	1,598
(Gain) loss on disposition of assets	(14,767)	1,613	(669)
Loss (gain) on sale of marketable securities, net	1,180	(254)	6,884
Deferred tax provision	65,159	726	23,213
Accretion of discounts on marketable securities	(7,683)	(4,979)	(3,051)
Amortization of debt issuance costs	7,742	1,126	1,181
Amortization of debt discounts	7,523	16,073	15,524
Changes in operating assets and liabilities:
Accounts receivable	(174,659)	(32,828)	(7,167)
Rig inventory and supplies and other current assets	(5,858)	(8,366)	5,111
Accounts payable and accrued liabilities	68,539	45,668	(19,107)
Taxes payable	28,494	7,900	2,348
Other items, net	2,445	10,011	9,422

Net cash provided by operating activities	388,571	208,282	162,451

Investing activities:
Capital expenditures (including rig acquisitions)	(293,829)	(89,229)	(272,026)
Proceeds from casualty loss of Ocean Warwick	50,500	—	—
Proceeds from sale/involuntary conversion of assets	26,047	6,900	2,270
Proceeds from sale and maturities of marketable securities	5,610,907	4,466,377	3,087,164
Purchase of marketable securities	(4,956,560)	(4,606,400)	(2,972,051)
Purchases of Australian dollar time deposits	—	(45,456)	—
Proceeds from maturities of Australian dollar time deposits	11,761	34,120	—
Proceeds from settlement of forward contracts	1,136	—	2,492

Net cash provided (used) by investing activities	449,962	(233,688)	(152,151)

Financing activities:
Issuance of 4.875% senior unsecured notes	249,462	—	—
Issuance of 5.15% senior unsecured notes	—	249,397	—
Debt issue costs	(1,866)	(1,751)	—
Redemption of zero coupon debentures	(460,015)	—	—
Acquisition of treasury stock	—	(18,077)	(18,211)
Payment of dividends	(48,260)	(32,281)	(57,022)
Payments under lease-leaseback agreement	(12,818)	(11,969)	(11,155)
Proceeds from stock options exercised	11,547	168	—

Net cash (used) provided by financing activities	(261,950)	185,487	(86,388)

Effect of exchange rate changes on cash	—	(419)	(20)

Net change in cash and cash equivalents	576,583	159,662	(76,108)
Cash and cash equivalents, beginning of year	266,007	106,345	182,453

Cash and cash equivalents, end of year	$842,590	$266,007	$106,345

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Business
     Diamond Offshore Drilling, Inc. is a leading, global offshore oil and gas drilling contractor with a current fleet of 44 offshore rigs consisting of 30 semisubmersibles, 13 jack-ups and one drillship. In addition, we have two jack-up drilling units on order at shipyards in Brownsville, Texas and Singapore, which we expect to be completed in the first quarter of 2008. Unless the context otherwise requires, references in these Notes to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries. We were incorporated in Delaware in 1989.
     As of February 20, 2006, Loews Corporation, or Loews, owned 54.3% of the outstanding shares of our common stock.
Principles of Consolidation
     Our consolidated financial statements include the accounts of Diamond Offshore Drilling, Inc. and our subsidiaries after elimination of significant intercompany transactions and balances.
Cash and Cash Equivalents and Marketable Securities and Other Investments
     We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents.
     We classify our investments in marketable securities as available for sale and they are stated at fair value. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive losses” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense).”
     “Investments and marketable securities” in our Consolidated Balance Sheets at December 31, 2004 also included $11.6 million of time deposits (converted from 15.0 million Australian dollars) which matured through March 2005. These securities did not meet the definition of debt securities under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and were therefore carried at cost, which we had determined to approximate fair value.
Derivative Financial Instruments
     Our derivative financial instruments include foreign currency forward exchange contracts and a contingent interest provision that is embedded in our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, issued on April 11, 2001. See Note 4.
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $94.1 million for the year ended December 31, 2005, which included $73.3 million in accreted interest paid in connection with the June 2005 partial redemption of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, and commitment fees. See Note 7. For the years ended December 31, 2004 and 2003, we made cash payments for interest on long-term debt, including commitment fees, of $8.7 million and $9.5 million, respectively.

     We paid $5.3 million, $3.1 million and $8.5 million in foreign income taxes, net of foreign tax refunds, during the years ended December 31, 2005, 2004, and 2003, respectively. We received refunds of U.S. income taxes of $7.7 million and $39.0 million during the years ended December 31, 2005 and 2003, respectively. There were no U.S. income taxes paid or refunded during the year ended December 31, 2004.
     We recorded income tax benefits of $2.4 million and $0.1 million related to the exercise of employee stock options in 2005 and 2004, respectively.
     During 2005, the holders of $13,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. See Note 7.
Rig Inventory and Supplies
     Our inventories consist primarily of replacement parts and supplies held for use in our operations and are stated at the lower of cost or estimated value.
Drilling and Other Property and Equipment
     Our drilling and other property and equipment is carried at cost. We charge maintenance and routine repairs to income currently while replacements and betterments, which meet certain criteria, are capitalized. Costs incurred for major rig upgrades are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade is completed and the rig is placed in service. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our results of operations. Depreciation is recognized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives from the year the asset is placed in service. See “— Changes in Accounting Estimates.”
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. Beginning in December 2005 and April 2005, we began capitalizing interest on expenditures related to the construction of one of our newbuild jack-up rigs, the Ocean Scepter, and the upgrade of the Ocean Endeavor for ultra-deepwater service, respectively. There were no capital projects for which interest was capitalized during 2004. In 2003, we capitalized interest for the Ocean Rover through July 10, 2003, when its upgrade was completed.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Total interest cost including amortization of debt issuance costs	$42,541	$30,257	$26,129
Capitalized interest	(742)	—	(2,201)

Total interest expense as reported	$41,799	$30,257	$23,928

Assets Held-For-Sale
     We classify assets as held-for-sale when we have a plan for disposal and those assets meet the held for sale criteria of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” At December 31, 2004, we had elected to market one of our cold-stacked rigs, the Ocean Liberator, for sale to a third party and classified the $5.2 million net book value of this drilling unit as an asset held-for-sale, which is included in “Prepaid expenses and other” in our Consolidated Balance Sheets at December 31, 2004. The estimated market value of the Ocean

Liberator, based on offers from third parties, was substantially higher than its carrying value at December 31, 2004; therefore, we determined that no write-down was necessary as a result of the reclassification to held-for-sale.
     In June 2005, we completed the sale of this drilling unit and received net cash proceeds of $13.6 million. We recognized an $8.0 million gain on the transaction, which we have reported as “Gain on disposition of assets” in our Consolidated Statements of Operations.
Asset Retirement Obligations
     SFAS No. 143, “Accounting for Asset Retirement Obligations” requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. At December 31, 2005 and 2004, we had no asset retirement obligations.
Impairment of Long-Lived Assets
     We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We utilize a probability-weighted cash flow analysis in testing an asset for potential impairment. The assumptions and estimates underlying this analysis include:
•	dayrate by rig;

•	utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used);

•	the per day operating cost for each rig if active, ready-stacked or cold-stacked; and

•	salvage value for each rig.
     Based on these assumptions and estimates a matrix is developed assigning probabilities to various combinations of assumed utilization rates and dayrates. The impact of a 5% reduction in assumed dayrates for the cold-stacked rigs (holding all other assumptions and estimates in the model constant), or alternatively the impact of a 5% reduction in utilization (again holding all other assumptions and estimates in the model constant) is also considered as part of this analysis.
     At December 31, 2005, there were no changes in circumstances that indicated that the carrying value of our property and equipment, primarily drilling equipment, may not be recoverable. In January 2006, we announced our intent to upgrade our single cold-stacked rig, the Ocean Monarch, to high-specification capabilities at an estimated cost of approximately $300 million. Based on this decision and the low net book value of the drilling rig, we do not believe that its carrying value is impaired.
     At December 31, 2004, we reviewed our two additional cold-stacked rigs at the time, the Ocean Endeavor and the Ocean New Era, for impairment and determined that neither of the drilling units was impaired. On January 10, 2005, we announced that the Ocean Endeavor would be upgraded to a high-specification drilling unit for an estimated cost of approximately $250 million. As a result of this decision and the low net book value of the rig, we did not consider this asset to be impaired. At December 31, 2005, the upgrade of the Ocean Endeavor upgrade was in-progress in a Singapore shipyard.
     We evaluated our other cold-stacked rig, the Ocean New Era, for impairment using the probability-weighted cash flow analysis discussed above. At December 31, 2004 the probability-weighted cash flow for the Ocean New Era significantly exceeded its net carrying value of $3.2 million. We subsequently reactivated the Ocean New Era from cold-stack status in December 2005.
     In December 2003, we reviewed all five of our then cold-stacked rigs for impairment. Using the methodology discussed above, in all cases, the probability-weighted cash flows significantly exceeded the carrying value of each rig. During 2003 we recognized $1.6 million in impairment charges to write down two of our semisubmersible drilling rigs, the Ocean Century and the Ocean Prospector, to their fair market values following a decision to offer the rigs for sale. These rigs were sold in December 2003 for $375,000 each (pre-tax).

     Management’s assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
Fair Value of Financial Instruments
     We believe that the carrying amount of our current financial instruments approximates fair value because of the short maturity of these instruments. For non-current financial instruments we use quoted market prices, when available, and discounted cash flows to estimate fair value. See Note 10.
Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Other assets” and are amortized over the term of the related debt. Interest expense for the year ended December 31, 2005 includes $6.9 million in debt issuance costs that we wrote-off in connection with the June 2005 partial redemption of our outstanding Zero Coupon Debentures.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in our financial statements or tax returns. In each of our tax jurisdictions we recognize a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets are reduced by a valuation allowance, if necessary, which is determined by the amount of any tax benefits that, based on available evidence, are not expected to be realized under a “more likely than not” approach. We make judgments regarding future events and related estimates especially as they pertain to the forecasting of our effective tax rate, the potential realization of deferred tax assets such as utilization of foreign tax credits, and exposure to the disallowance of items deducted on tax returns upon audit.
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. See Note 13.
Treasury Stock
     Depending on market conditions we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. During the year ended December 31, 2004, we purchased 782,200 shares of our common stock at an aggregate cost of $18.1 million, or at an average cost of $23.11 per share. We did not repurchase any shares of our outstanding common stock during 2005.

Stock-Based Compensation
     Through December 31, 2005, we accounted for our Second Amended and Restated 2000 Stock Option Plan in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense has been recognized for the options granted to employees under the plan. Had compensation expense for our stock options been recognized based on the fair value of the options at the grant dates, valued using the Binomial Option pricing model, our net income (loss) and earnings (loss) per share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share amounts)
Net income (loss) as reported	$260,337	$(7,243)	$(48,414)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	(1,388)	(1,080)	(1,122)

Pro forma net income (loss)	$258,949	$(8,323)	$(49,536)

Earnings (Loss) Per Share of Common Stock:
As reported	$2.02	$(0.06)	$(0.37)
Pro forma	$2.01	$(0.06)	$(0.38)

Earnings (Loss) Per Share of Common Stock — assuming dilution:
As reported	$1.91	$(0.06)	$(0.37)
Pro forma	$1.90	$(0.06)	$(0.38)
     The estimated per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $23.89, $12.51 and $7.32, respectively. We have estimated the fair value of options granted in these years at the date of grant using a Binomial Option Pricing Model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.16%	3.93%	3.40%
Expected life of options (in years)
Employees	7	7	7
Directors	7	6	4
Expected volatility of Diamond Offshore’s stock price	30%	28%	32%
Expected dividend yield	1.06%	0.77%	2.09%
Comprehensive Income (Loss)
     Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the three years ended December 31, 2005 includes net income (loss), foreign currency translation gains and losses and unrealized holding gains and losses on marketable securities. See Note 8.
Currency Translation
     Our functional currency is the U.S. dollar. Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which our subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conduct business as their functional currency. As a result of this change, currency translation adjustments and transaction gains and losses are reported as “Other income (expense) in our Consolidated Statements of Operations. For the years ended December 31, 2005 and 2004, we recognized net foreign currency exchange losses of $0.8 million and $1.4 million, respectively. For the year ended December 31, 2003, we recognized net foreign currency exchange gains of $2.9 million.
Revenue Recognition
     Revenue from our dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004 we changed our accounting to defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and began to amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the initial term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If we had used this method of accounting in periods prior to July 1, 2004, our previously reported operating income (loss) and net income (loss) would not have changed, and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.
     From time to time, we may receive fees from our customers for capital improvements to our rigs. We defer such fees received in “Other liabilities” on our Consolidated Balance Sheets and recognize these fees into income on a straight-line basis over the period of the related drilling contract. We capitalize the costs of such capital improvements and depreciate them over the estimated useful life of the asset.
     We record reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement, for the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations.
Changes in Accounting Estimates
     In April 2003 we commissioned a study to evaluate the economic lives of our drilling rigs because several of our rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, we recorded changes in accounting estimates by increasing the estimated service lives to 25 years for our jack-ups and 30 years for our semisubmersibles and drillship and by increasing salvage values to 5% for most of our drilling rigs. The change in estimates was made to better reflect the remaining economic lives and salvage values of our fleet. The effect of this change in accounting estimates resulted in an increase in our net income for the year ended December 31, 2005 of $15.7 million, or $0.11 per share, and a reduction to our net loss for the years ended December 31, 2004 and 2003 of $19.6 million, or $0.15 per share, and $14.9 million, or $0.11 per share, respectively.
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

Recent Accounting Pronouncements
     In December 2004 the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123 (R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123 (R) was originally effective as of the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123 (R) for registrants such as us until the beginning of the first fiscal year beginning after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123 (R). We do not expect the adoption of SFAS 123 (R) to have a material impact on our consolidated results of operations, financial position or cash flows.
2. Earnings (Loss) Per Share
     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss)— basic (numerator):	$260,337	$(7,243)	$(48,414)
Effect of dilutive potential shares
Zero coupon convertible debentures	4,880	—	—
1.5% debentures	4,583	—	—

Net income (loss) including conversions — diluted (numerator):	$269,800	$(7,243)	$(48,414)

Weighted-average shares — basic (denominator):	128,690	129,021	130,253
Effect of dilutive potential shares
Zero coupon convertible debentures	3,114	—	—
1.5% debentures	9,383	—	—
Stock options	164	—	—

Weighted-average shares including conversions — diluted (denominator):	141,351	129,021	130,253

Earnings (loss) per share:
Basic	$2.02	$(0.06)	$(0.37)

Diluted	$1.91	$(0.06)	$(0.37)

     Our computation of diluted earnings per share, or EPS, for the year ended December 31, 2005 excludes stock options representing 22,088 shares of common stock because the options’ exercise prices were higher than the average market price per share of our common stock for the period.
     The computations of diluted EPS for the years ended December 31, 2004 and 2003 exclude approximately 9.4 million and 6.9 million potentially dilutive shares of common stock issuable upon conversion of our 1.5% Debentures and our Zero Coupon Debentures, respectively. Such shares were not included in the EPS computations for 2004 or 2003 because the inclusion of such potentially dilutive shares would have been antidilutive. See Note 7 for a description of our long-term debt.
     For the years ended December 31, 2004 and 2003, we excluded stock options representing 291,447 shares and 464,650 shares of common stock, respectively, from the computations of diluted EPS because the options’ exercise prices were higher than the average market price per share of our common stock for each period. We also excluded other stock options representing 138,319 shares and 32,406 shares of common stock in 2004 and 2003, respectively, with an average market price in excess of their exercise prices from the computations of diluted EPS for the respective periods because there was a net loss for each of the periods.
3. Investments and Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Investments and marketable securities,” representing the investment of cash available for current operations. At December 31, 2004, “Investments and marketable securities” included $11.6 million in time deposits (converted from 15.0 million Australian dollars) which matured through March 2005. These securities did not meet the definition of debt securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and were therefore carried at cost, which we determined to approximate fair value.
     Our other investments in marketable securities are classified as available for sale and are summarized as follows:

	December 31, 2005
		Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:

Mortgage-backed securities	$2,267	$14	$2,281

	December 31, 2004
		Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:

Due within one year	$498,011	$189	$498,200
Due within one year through five years	148,877	(119)	148,758
Mortgage-backed securities	3,221	68	3,289

Total	$650,109	$138	$650,247

   Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Proceeds from maturities	$2,550,000	$1,520,000	$2,075,000
Proceeds from sales	3,060,907	2,946,377	1,012,164
Gross realized gains	220	2,781	2,860
Gross realized losses	(1,400)	(2,527)	(9,744)
4. Derivative Financial Instruments
Forward Exchange Contracts
     Our international operations expose us to foreign exchange risk, primarily associated with our costs payable in foreign currencies for employee compensation and for purchases from foreign suppliers. We utilize foreign exchange forward contracts to reduce our forward exchange risk. A forward currency exchange contract obligates a contract holder to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.

     During 2005, we entered into various foreign currency forward exchange contracts which resulted in net realized gains totaling $1.1 million. As of December 31, 2005, we had foreign currency exchange contracts outstanding requiring us to purchase the equivalent of $17.1 million in Mexican pesos, the equivalent of $7.7 million in Australia dollars, the equivalent of $67.2 million in British pounds sterling and the equivalent of $30.5 million in Brazilian Reals at various times through March 2007. We expect to settle an aggregate of $116.8 million and $5.7 million of these forward exchange contracts in 2006 and 2007, respectively.
     These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133. SFAS No. 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. The forward contracts we entered into in 2005 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded a net pre-tax unrealized gain of $0.4 million in our Consolidated Statements of Operations for the year ended December 31, 2005, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We have presented the $0.4 million fair value of these foreign currency forward exchange contracts at December 31, 2005 as “Prepaid expenses and other” in our Consolidated Balance Sheets.
     In June 2002 we entered into forward contracts to purchase 50.0 million Australian dollars, 4.2 million Australian dollars to be purchased monthly from August 29, 2002 through June 26, 2003 and 3.8 million Australian dollars to be purchased on July 31, 2003. These forward contracts were derivatives as defined by SFAS 133, but did not qualify for hedge accounting. We recorded a pre-tax gain of $2.3 million in our Consolidated Statements of Operations for the year ended December 31, 2003 related to the settlement of these contracts. As of December 31, 2003, we had satisfied all obligations under these contracts. We did not enter into any forward exchange contracts in 2004.
Contingent Interest
     Our 1.5% Debentures, of which an aggregate principal amount of $460.0 million are outstanding, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS No. 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no fair value at issuance or at December 31, 2005 or at December 31, 2004.

5. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Drilling rigs and equipment	$3,639,239	$3,529,593
Construction work-in-progress	195,412	—
Land and buildings	16,280	15,770
Office equipment and other	24,351	22,895

Cost	3,875,282	3,568,258
Less accumulated depreciation	(1,573,262)	(1,413,665)

Drilling and other property and equipment, net	$2,302,020	$2,154,593

     Construction work-in-progress at December 31, 2005 consisted of $109.5 million, including accrued capital expenditures of $55.0 million, related to the major upgrade of the Ocean Endeavor to ultra-deepwater service, which we expect to be completed in mid-2007, and $85.9 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. Additionally, in August 2005, we purchased a Victory-class semisubmersible drilling rig, the Ocean Monarch, and related equipment for $20.0 million which is included in drilling rigs and equipment.
     On August 29, 2005, our jack-up drilling rig, the Ocean Warwick, was declared a constructive total loss as a result of damages sustained during Hurricane Katrina, and we wrote off its net carrying value of $14.0 million in the third quarter of 2005. See Note 15.
6. Accrued Liabilities
     Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Payroll and benefits	$27,265	$26,221
Personal injury and other claims	8,284	8,076
Interest payable	12,384	5,938
Deferred revenue	8,732	6,514
Customer prepayments	21,390	—
Accrued project/upgrade expenses	62,628	14,920
Hurricane-related expenses	3,508	—
Other	24,846	25,945

Total	$169,037	$87,614

7. Long-Term Debt
     Long-term debt consists of the following:

	December 31,
	2005	2004
	(In thousands)
Zero Coupon Debentures (due 2020)	$18,720	$471,284
1.5% Debentures (due 2031)	459,987	460,000
5.15% Senior Notes (due 2014)	249,462	249,413
4.875% Senior Notes (due 2015)	249,485	—
Ocean Alliance lease-leaseback	—	12,818

	977,654	1,193,515
Less: Current maturities	—	(484,102)

Total	$977,654	$709,413

     Certain of our long-term debt payments may be accelerated due to rights that the holders of our debt securities have to put the securities to us. The holders of our outstanding 1.5% Debentures and our Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on April 15, 2008 and June 6, 2010, respectively. See “Zero Coupon Debentures” and “1.5% Debentures” for further discussion of the rights that the holders of these debentures have to put the securities to us.
     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005, are as follows:

(Dollars in thousands)
2006	$—
2007	—
2008	459,987
2009	—
2010	18,720
Thereafter	498,947

977,654
Less: Current maturities	—

Total	$977,654

4.875% Senior Notes
     On June 14, 2005, we issued $250.0 million aggregate principal amount of 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, at an offering price of 99.785% of the principal amount resulting in net proceeds to us of $247.6 million, exclusive of accrued issuance costs.
     Our 4.875% Senior Notes bear interest at 4.875% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning January 1, 2006, and mature on July 1, 2015. The 4.875% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc., and they rank equal in right of payment to our existing and future unsecured and unsubordinated indebtedness, although the 4.875% Senior Notes will be effectively subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem all or a portion of the 4.875% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.

5.15% Senior Notes
     On August 27, 2004, we issued $250.0 million aggregate principal amount of 5.15% Senior Notes Due September 1, 2014, or 5.15% Senior Notes, at an offering price of 99.759% of the principal amount resulting in net proceeds to us of $247.6 million.
     Our 5.15% Senior Notes bear interest at 5.15% per year, payable semiannually in arrears on March 1 and September 1 of each year, beginning March 1, 2005, and mature on September 1, 2014. The 5.15% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc., and they rank equal in right of payment to our existing and future unsecured and unsubordinated indebtedness, although the 5.15% Senior Notes will be effectively subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem all or a portion of the 5.15% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
Zero Coupon Debentures
     We issued our Zero Coupon Debentures, on June 6, 2000 at a price of $499.60 per $1,000 principal amount at maturity, which represents a yield to maturity of 3.50% per year. The Zero Coupon Debentures mature on June 6, 2020. We will not pay interest prior to maturity unless we elect to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into our common stock at a fixed conversion rate of 8.6075 shares of common stock per $1,000 principal amount at maturity of Zero Coupon Debentures, subject to adjustments in certain events. In addition, holders may require us to purchase, for cash, all or a portion of their Zero Coupon Debentures upon a change in control (as defined in the governing indenture) for a purchase price equal to the accreted value through the date of repurchase. The Zero Coupon Debentures are senior unsecured obligations of Diamond Offshore Drilling, Inc.
     We also have the right to redeem the Zero Coupon Debentures, in whole or in part, for a price equal to the issuance price plus accrued original issue discount through the date of redemption. Holders have the right to require us to repurchase the Zero Coupon Debentures on June 6, 2010 and June 6, 2015, at the accreted value through the date of repurchase. We may pay any such repurchase price with either cash or shares of our common stock or a combination of cash and shares of common stock.
     On June 7, 2005, we repurchased $460.0 million accreted value, or $774.1 million in aggregate principal amount at maturity, of our Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represented 96% of our then outstanding Zero Coupon Debentures. As of December 31, 2005, the aggregate accreted value of our outstanding Zero Coupon Debentures was $18.7 million, which is classified as long-term debt in our Consolidated Balance Sheets. The aggregate principal amount at maturity of those Zero Coupon Debentures will be $30.9 million assuming no additional conversions or redemptions occur prior to the maturity date.
     In connection with the retirement of a portion of our Zero Coupon Debentures, we expensed $6.9 million in debt issuance costs associated with the retired debentures, which we have included in interest expense in our Consolidated Statements of Operations for the year ended December 31, 2005.
1.5% Debentures
     On April 11, 2001, we issued $460.0 million principal amount of 1.5% Debentures, which are due April 15, 2031. The 1.5% Debentures are convertible into shares of our common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, or $49.02 per share, subject to adjustment in certain circumstances. Upon conversion, we have the right to deliver cash in lieu of shares of our common stock.
     We pay interest of 1.5% per year on the outstanding principal amount of the 1.5% Debentures, semiannually in arrears on April 15 and October 15 of each year. In addition, under certain circumstances we will pay contingent interest to holders of our 1.5% Debentures during any six-month period commencing after April 14, 2008. The 1.5% Debentures are unsecured obligations of Diamond Offshore Drilling, Inc.

     We will pay contingent interest to holders of the 1.5% Debentures during any six-month period commencing after April 15, 2008, if the average market price of a 1.5% Debenture for a measurement period preceding such six-month period equals 120% or more of the principal amount of such 1.5% Debenture and we pay a regular cash dividend during such six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures, in respect of any quarterly period, will equal 50% of regular cash dividends we pay per share on our common stock during that quarterly period multiplied by the conversion rate. This contingent interest component is an embedded derivative, which had no fair value at issuance or at December 31, 2005 or December 31, 2004.
     Holders may require us to purchase all or a portion of their 1.5% Debentures on April 15, 2008, at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest. We may choose to pay the purchase price in cash or shares of our common stock or a combination of cash and common stock. In addition, holders may require us to purchase, for cash, all or a portion of their 1.5% Debentures upon a change in control (as defined in the governing indenture) for a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. Additionally, we have the option to redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest.
     During the third quarter of 2005, the holders of $13,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. These 1.5% Debentures were converted at the rate of 20.3978 shares per $1,000 principal amount of debentures, or $49.02 per share, resulting in the issuance of 264 shares of our common stock in 2005.
Ocean Alliance Lease-Leaseback
     The lease-leaseback agreement we entered into with a European bank in December 2000 expired in December 2005. The lease-leaseback agreement provided for us to lease the Ocean Alliance, one of our high-specification semisubmersible drilling rigs, to the bank for a lump-sum payment of $55.0 million plus an origination fee of $1.1 million and for the bank to then sub-lease the rig back to us. Under the agreement, which had a five-year term, we made five annual payments of $13.7 million. This financing arrangement had an effective interest rate of 7.13%.
8. Other Comprehensive Income (Loss)
     The income tax effects allocated to the components of our other comprehensive income (loss) are as follows:

	Year Ended December 31, 2005
	Before Tax	Tax Effect	Net-of-Tax
		(In thousands)
Reversal of cumulative foreign currency translation loss	$3,600	$(1,523)	$2,077
Unrealized gain (loss) on investments:

Gain arising during 2005	14	(5)	9
Reclassification adjustment	(137)	48	(89)

Net unrealized loss	(123)	43	(80)

Other comprehensive income	$3,477	$(1,480)	$1,997

	Year Ended December 31, 2004
	Before Tax	Tax Effect	Net-of-Tax
		(In thousands)
Foreign currency translation gain	$2,346	$(697)	$1,649
Unrealized gain (loss) on investments:
Gain arising during 2004	818	(286)	532
Reclassification adjustment	(80)	28	(52)

Net unrealized gain	738	(258)	480

Other comprehensive income	$3,084	$(955)	$2,129

	Year Ended December 31, 2003
	Before Tax	Tax Effect	Net-of-Tax
		(In thousands)
Foreign currency translation loss	$(657)	$369	$(288)
Unrealized loss on investments:
Loss arising during 2003	(478)	167	(311)
Reclassification adjustment	(4,289)	1,501	(2,788)

Net unrealized loss	(4,767)	1,668	(3,099)

Other comprehensive loss	$(5,424)	$2,037	$(3,387)

     The components of our accumulated other comprehensive income (loss) are as follows:

	Foreign
	Currency	Unrealized Gain	Total Other
	Translation	(Loss) on	Comprehensive
	Adjustments	Investments	Income (Loss)
	(In thousands)
Balance at January 1, 2003	$(3,438)	$2,708	$(730)
Other comprehensive gain (loss)	(288)	(3,099)	(3,387)

Balance at December 31, 2003	(3,726)	(391)	(4,117)
Other comprehensive gain	1,649	480	2,129

Balance at December 31, 2004	(2,077)	89	(1,988)
Other comprehensive gain	2,077	(80)	1,997

Balance at December 31, 2005	$—	$9	$9

9. Commitments and Contingencies
     Various claims have been filed against us in the ordinary course of business, including claims by offshore workers alleging personal injuries. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have assessed each claim or exposure to determine the likelihood that the resolution of the matter might ultimately result in an adverse effect on our financial condition, results of operations or cash flows. When we determine that an unfavorable resolution of a matter is probable and such amount of loss can be determined, we record a reserve for the estimated loss at the time that both of these criteria are met.
     Our management believes that we have established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of our management, no pending or threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     Litigation. In January 2005, we were notified that we had been named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that the Ocean America had damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan in September 2004. The lawsuit was formally served on us on May 16, 2005 and it alleges that on or about September 15, 2004 the Ocean America broke free from its moorings and, as the rig drifted, its anchor, wire cable and other parts struck and damaged various components of the Canyon Express Common System curtailing its supply of natural gas to, and preventing production from, several fields. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys’ fees and costs. We deny any liability for plaintiffs’ alleged loss and do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have given notice to our insurance underwriters that a potential loss may exist with respect to this incident. Our deductible for this type of loss is $2 million.
     During the third quarter of 2004, we were notified that some of our subsidiaries had been named, along with other defendants, in several complaints that had been filed in the Circuit Courts of the State of Mississippi by approximately 800 persons alleging that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints also named as defendants over 25 other companies that are not affiliated with us. The complaints alleged that the defendants manufactured, distributed or utilized drilling mud containing asbestos and, in the case of us and the several other offshore drilling companies named as defendants, that such defendants allowed such drilling mud to have been utilized aboard their offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. To date, we have been served with 29 complaints, of which 13 complaints were filed against Arethusa Off-Shore Company and 16 complaints were filed against Diamond Offshore (USA), Inc. (now known as Diamond Offshore (USA) L.L.C. and formerly known as Odeco Drilling, Inc.). We filed motions to dismiss each of these cases based upon a number of legal grounds, including naming improper parties. In April 2005 the plaintiffs agreed to dismiss, with prejudice, all 13 complaints filed against Arethusa Off-Shore Company after we demonstrated that the claims could not be maintained against us or any of our subsidiaries. In addition, we expect to receive complete defense and indemnity for the remaining 16 complaints from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. Accordingly, we do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows.
     Various other claims have been filed against us in the ordinary course of business. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. At December 31, 2005, our loss reserves related to our Brazilian operations aggregated $14.1 million, of which $3.5 million and $10.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $13.0 million at December 31, 2004, of which $0.9 million was recorded in “Accrued liabilities” and $12.1 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for claims that are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At December 31, 2005, our estimated liability for personal injury claims was $38.9 million, of which $8.3 million and $30.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2004, we had recorded loss reserves for personal injury claims aggregating $33.4 million, of which $8.0 million and $25.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of December 31, 2005, we had purchase obligations aggregating approximately $411 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $259 million, $124 million and $28 million in 2006, 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2005 and 2004, except for those related to our direct rig operations, which arise during the normal course of business.
     Operating Leases. We lease office facilities and equipment under operating leases, which expire at various times through the year 2009. Total rent expense amounted to $3.1 million, $2.9 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental payments under leases are approximately $1.9 million, $0.5 million, $82,000 and $5,000 for the years ending December 31, 2006 through 2009, respectively. There are no minimum future rental payments under leases after 2009.
     Letters of Credit and Other. We are contingently liable as of December 31, 2005 in the amount of $47.9 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements relating to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. Issuers of a $0.5 million letter of credit have the option to require cash collateral due to the lowering of our credit rating in April 2004. As of December 31, 2005 we had not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

10. Financial Instruments
Concentrations of Credit and Market Risk
     Financial instruments which potentially subject us to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash and trade accounts receivable and investments in debt securities, including treasury inflation-indexed protected bonds and mortgage-backed securities. We place our excess cash investments in high quality short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. We periodically evaluate the relative credit standing of these financial institutions as part of our investment strategy.
     Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major oil and independent oil and gas producers and government-owned oil companies. We provide allowances for potential credit losses when necessary. No such allowances were deemed necessary for the years presented and, historically, we have not experienced significant losses on our trade receivables.
     All of our investments in debt securities are U.S. government securities or U.S. government-backed with minimal credit risk. However, we are exposed to market risk due to price volatility associated with interest rate fluctuations.
Fair Values
     The amounts reported in our Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are shown below:

	Year Ended December 31,
	2005		2004
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Zero Coupon Debentures	$19.6	$18.7	$473.6	$471.3
1.5% Debentures	648.6	460.0	486.4	460.0
4.875% Senior Notes	242.9	249.5	—	—
5.15% Senior Notes	248.9	249.5	240.6	249.4
Ocean Alliance Lease-leaseback	—	—	13.2	12.8
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of December 31, 2005 and 2004. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including mortgage-backed securities, available for sale were based on the quoted closing market prices on December 31, 2005 and 2004.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Long-term debt — The fair value of our Zero Coupon Debentures, 1.5% Debentures, 4.875% Senior Notes and 5.15% Senior Notes was based on the quoted closing market price on December 31, 2005 and 2004 from brokers of these instruments. The fair value of the Ocean Alliance lease-leaseback was based on the present value of estimated future cash flows using a discount rate of 4.27% at December 31, 2004.
11. Related-Party Transactions
     We are party to a services agreement with Loews, or the Services Agreement, pursuant to which Loews performs certain administrative and technical services on our behalf. Such services include personnel, telecommunications, purchasing, internal auditing, accounting, data processing and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, we are required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at our option upon 30 days’ notice to Loews and at the option of Loews upon six months’ notice to us. In addition, we have agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement unless due to the gross negligence or willful misconduct of Loews. We were charged $0.4 million, $0.3 million and $0.4 million by Loews for these support functions during the years ended December 31, 2005, 2004 and 2003, respectively.
12. Stock Option Plan
     Our Second Amended and Restated 2000 Stock Option Plan, or the Stock Plan, provides for the issuance of either incentive stock options or non-qualified stock options to our employees, consultants and non-employee directors. Options may be granted to purchase stock at no less than 100% of the market price of the stock on the date the option is granted. On May 23, 2005 the Stock Plan was amended to allow for the award of stock appreciation rights either in tandem with or separate from stock option grants and to grant the authority to administer the Stock Plan with respect to certain of our executive officers to the Incentive Compensation Committee of our board of directors.
     A maximum of 1,500,000 shares of our common stock are issuable under the Stock Plan, of which 385,110 shares had been issued as of December 31, 2005. Unless otherwise specified by our Board of Directors at the time of the grant, stock options have a maximum term of ten years, subject to earlier termination under certain conditions and vest over four years.
     The following table summarizes the stock option activity related to our Stock Plan:

	2005		2004		2003
		Weighted –		Weighted-		Weighted –
	Options	Average	Options	Average	Options	Average
		Exercise Price		Exercise Price		Exercise Price

Outstanding, January 1	738,235	$28.94	592,400	$28.66	419,400	$32.13
Granted	176,700	57.23	172,600	29.50	173,000	20.23
Exercised	(358,345)	30.70	(26,765)	26.17	—	—

Outstanding, December 31	556,590	$36.79	738,235	$28.94	592,400	$28.66

Exercisable, December 31	148,440	$31.70	341,160	$32.31	219,575	$34.20

The following table summarizes information for options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted -Average	Weighted –
Range of		Remaining	Average Exercise		Weighted-Average
Exercise Prices	Number	Contractual Life	Price	Number	Exercise Price
$19.08-$24.60	221,571	7.5 years	$21.43	58,971	$21.57
$29.20-$33.51	89,605	7.7 years	$31.21	39,336	$30.97
$38.94-$45.77	112,889	8.0 years	$42.76	41,133	$41.80
$49.68-$69.38	132,525	9.7 years	$61.18	9,000	$55.06

13. Income Taxes
     The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
U.S. — current	$28,106	$(2,753)	$(36,377)
Non-U.S. — current	2,793	5,737	7,341

Total current	30,899	2,984	(29,036)

U.S. — deferred	63,408	(3,611)	10,071
U.S. — deferred to reduce goodwill	—	11,099	13,615
Non-U.S. — deferred	1,751	(6,762)	(473)

Total deferred	65,159	726	23,213

Total	$96,058	$3,710	$(5,823)

     The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income (loss) before income tax expense (benefit):
U.S.	$324,390	$16,770	$(25,373)
Non — U.S.	32,005	(20,303)	(28,864)

Worldwide	$356,395	$(3,533)	$(54,237)

Expected income tax expense (benefit) at federal statutory rate	$124,738	$(1,237)	$(18,983)
Foreign earnings indefinitely reinvested	2,335	13,640	8,678
Valuation allowance — foreign tax credits	(9,574)	104	10,237
Reduction of deferred tax liability related to goodwill deduction	(8,850)	(5,175)	(3,728)
Reduction of contingent tax liability related to goodwill deduction	(8,850)	—	—
Reduction of deferred tax liability related to the Ocean Alliance Lease-Leaseback	—	(4,538)	—
East Timor — Indonesia tax settlement	(4,365)	—	—
Revision of estimated tax balance		2,507
IRS audit adjustments	1,931	—	—
Amortization of deferred tax liability related to transfer of drilling rigs to different taxing jurisdictions	(1,763)	(1,748)	(1,757)
Other	456	157	(270)

Income tax expense (benefit)	$96,058	$3,710	$(5,823)

     Significant components of our deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,692	$74,826
Goodwill	16,791	19,939
Alternative minimum tax credit carryforward	—	68
Worker’s compensation and other current accruals (1)	14,652	13,710
Foreign tax credits	15,345	25,064
Other	5,898	5,054

Total deferred tax assets	56,378	138,661
Valuation allowance for foreign tax credits	(831)	(10,340)

Net deferred tax assets	55,547	128,321

Deferred tax liabilities:
Depreciation and amortization	(444,086)	(452,728)
Contingent interest	(42,593)	(32,452)
Non-U.S. deferred taxes	(7,524)	(5,773)
Other	(1,738)	(2,273)

Total deferred tax liabilities	(495,941)	(493,226)

Net deferred tax liability	$(440,394)	$(364,905)

(1)	$4.7 million and $4.8 million reflected in “Prepaid expenses and other” in our Consolidated Balance Sheets at December 31, 2005 and 2004, respectively.
     Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island subsidiary which we wholly own. We do not intend to remit earnings from this subsidiary to the U.S. and we plan to indefinitely reinvest these earnings internationally. Consequently, no U.S. taxes have been provided on earnings and no U. S. tax benefits have been recognized on losses generated by the subsidiary.
     We have certain other non-U.S. subsidiaries for which U.S. taxes have been provided to the extent a U.S. tax liability could arise upon remittance of earnings from the non-U.S. subsidiaries. As of December 31, 2005, we provided $0.2 million of U.S. taxes attributable to undistributed earnings of the non-U.S. subsidiaries. On actual remittance, certain countries may impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.
     We had $15.3 million of foreign tax credit carryforwards as of December 31, 2005. At the end of 2004, we had established a valuation allowance of $10.3 million for certain of our foreign tax credit carryforwards which will begin to expire in 2011. During 2005, we were able to utilize most of our net operating loss carryforwards (see discussion below) to offset taxable income generated during the year. As a result, we now expect to be able to utilize $14.5 million of our available foreign tax credit carryforwards prior to the expiration dates for utilizing those credits and we believe that a valuation allowance is no longer necessary for those credits. With respect to the remaining $0.8 million of foreign tax credit carryovers, we intend to pursue all opportunities and tax planning strategies in order to be able to utilize our remaining foreign tax credit carryforwards. However, under the “more likely than not” approach of evaluating the associated deferred tax assets, we believe that a valuation allowance is necessary for our remaining foreign tax credit carryovers, resulting in a valuation allowance of $0.8 million as of December 31, 2005.
     As of December 31, 2005, we had net operating loss, or NOL, carryforwards of approximately $10.5 million available to offset future taxable income. The NOL carryforwards consist entirely of losses that were acquired in 1996 from our merger with Arethusa (Off-Shore) Limited, or Arethusa. The utilization of the NOL carryforwards acquired in the Arethusa merger is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. We expect to fully utilize all of the NOL carryforwards in future tax years. During 2005, we were able to utilize approximately $202 million of net operating losses generated in years prior to 2005. Of NOL carryforwards utilized in 2005, approximately $11 million of the $202 million were from losses acquired with the Arethusa merger.

     We have recorded a deferred tax asset of $3.7 million for the benefit of the NOL carryforwards. The NOL carryforwards will expire as follows:

	Net Operating	Tax Benefit of Net Operating
Year	Losses	Losses
	(In millions)
2009	8.1	2.9
2010	2.4	0.8

Total	$10.5	$3.7

     During 2004 and 2005, the Internal Revenue Service, or IRS, examined our federal income tax returns for tax years 2000 and 2002. The examination was concluded during the fourth quarter of 2005. We and the IRS agreed to a limited number of adjustments for which we recorded additional income tax expense of $1.9 million in 2005.
     At December 31, 2004 we had a reserve of $8.9 million ($1.7 million included with Current Taxes Payable and $7.2 million in Other Liabilities on our Consolidated Balance Sheet) for the exposure related to the disallowance of goodwill deductibility associated with a 1996 acquisition. During 2005 we concluded that the reserve was no longer necessary and eliminated the reserve, which resulted in an income tax benefit of $8.9 million.
     During 2005, we settled an income tax dispute in East Timor (formerly part of Indonesia) for approximately $0.2 million. At December 31, 2004, our books reflected an accrued liability of $4.4 million related to potential East Timor and Indonesian income tax liabilities covering the period 1992 through 2000. Subsequent to the tax settlement discussed above, we determined that the accrual was no longer necessary and wrote off the accrued liability in the fourth quarter of 2005.
14. Employee Benefit Plans
Defined Contribution Plans
     We maintain defined contribution retirement plans for our U.S., U.K. and third-country national, or TCN, employees. The plan for our U.S. employees, or the 401k Plan, is designed to qualify under Section 401(k) of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing his or her employer to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. We contribute 3.75% of a participant’s defined compensation and match 25% of the first 6% of each employee’s compensation contributed to the 401k Plan. Participants are fully vested immediately upon enrollment in the 401k Plan. For the years ended December 31, 2005, 2004 and 2003, our provision for contributions was $7.3 million, $6.9 million and $6.9 million, respectively.
     The defined contribution retirement plan for our U.K. employees, or U.K. Plan, provides that we make annual contributions in an amount equal to the employee’s contributions, generally up to a maximum of 5.25% of the employee’s defined compensation per year. Our provision for contributions was $0.8 million for the year ended December 31, 2005 and $0.7 million for each of the years ended December 31, 2004 and 2003.
     The defined contribution retirement plan for our TCN employees, or TCN Plan, is similar to the 401k Plan. We contribute 3.75% of a participant’s defined compensation and match 25% of the first 6% of each employee’s compensation contributed to the TCN Plan. Our provision for contributions was $0.8 million for the year ended December 31, 2005 and $0.7 million for each of the years ended December 31, 2004 and 2003.
Deferred Compensation and Supplemental Executive Retirement Plan
     We established our Deferred Compensation and Supplemental Executive Retirement Plan, or Supplemental Plan, in December 1996. Participants in the Supplemental Plan are a select group of our management or other highly compensated employees. We contribute to the Supplemental Plan any portion of the 3.75% base salary contribution and the matching contribution under our 401k Plan that cannot be contributed to that plan because of limitations within the Code. The Supplemental Plan also provides that participants may defer up to 10% of their base compensation and/or up to 100% of any performance bonus. Each participant is fully vested in all amounts paid into the Supplemental Plan. Our provision for contributions for the years ended December 31, 2005, 2004 and 2003 was not material.
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
     Pension costs are determined actuarially and at a minimum funded as required by the Code. During each of the years 2005 and 2004, we made voluntary contributions to the plan of $0.2 million. As a result of freezing the plan, no service cost has been accrued for the years presented.
     We use a September 30 measurement date for the plan.
     The following provides a reconciliation of benefit obligations, fair value of plan assets and funded status of the plan:

	September 30,
	2005	2004
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$17,615	$16,603
Interest cost	1,040	1,022
Actuarial gain	1,470	608
Benefits paid	(658)	(618)

Benefit obligation at end of year	$19,467	$17,615

Change in plan assets:
Fair value of plan assets at beginning of year	$17,735	$16,626
Actual return on plan assets	2,493	1,527
Contributions	200	200
Benefits paid	(658)	(618)

Fair value of plan assets at end of year	$19,770	$17,735

Funded status	$304	$120
Unrecognized net actuarial loss	7,426	7,534

Net amount recognized	$7,730	$7,654

Amounts recognized in our Consolidated Balance Sheets consisted of prepaid benefit cost as follows:

	September 30,
	2005	2004
	(In thousands)
Prepaid benefit cost	$7,730	$7,654

The accumulated benefit obligation was as follows:

	September 30,
	2005	2004
	(In thousands)
Accumulated benefit obligation	$19,467	$17,615

     Weighted-average assumptions used to determine benefit obligations were:

	September 30,
	2005	2004

Discount rate	5.50%	6.00%
Expected long-term rate	7.00%	7.25%
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
     Components of net periodic benefit costs were as follows:

	September 30,
	2005	2004	2003
	(In thousands)
Interest cost	$1,040	$1,022	$993
Expected return on plan assets	(1,222)	(1,187)	(1,263)
Amortization of unrecognized loss	306	306	273

Net periodic pension benefit income (loss)	$124	$141	$3

     Weighted-average assumptions used to determine net periodic benefit costs were:

	September 30,
	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Expected long-term rate	7.00%	7.25%	8.50%
     The weighted-average asset allocation for our pension plan by asset category is as follows:

	September 30,
	2005	2004

Equity securities	64%	47%
Debt securities	29%	24%
Money market fund	6%	29%
Other	1%	—
     We employ a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, may be used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

     The plan assets at September 30, 2005 and 2004 do not include any of our own securities.
     The benefits expected to be paid by the pension plan by fiscal year are:

2006	$647
2007	685
2008	737
2009	763
2010	792
2011 — 2015	4,943
     We do not expect to make a contribution to our pension plan in 2006.
15. Hurricane Damage
2005 Storms
     In the third quarter of 2005, two major hurricanes, Katrina and Rita, struck the U.S. Gulf Coast and Gulf of Mexico. In late August 2005, one of our jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in our fleet sustained lesser damage in Hurricane Katrina or Rita, or in some cases from both storms. We believe that the physical damage to our rigs, as well as related removal and recovery costs, are covered by insurance, after applicable deductibles.
     The Ocean Warwick, with a net book value of $14.0 million, was declared a constructive total loss effective August 29, 2005. We issued a proof of loss in the amount of $50.5 million to our insurers, representing the insured value of the rig less a $4.5 million deductible, and we received all insurance proceeds related to this claim in 2005. Recovery and removal of the Ocean Warwick are subject to separate insurance deductibles totaling $2.5 million.
     In the third quarter of 2005, we recorded a $33.6 million, pre-tax, net casualty gain for the Ocean Warwick, representing net insurance proceeds of $50.5 million, less the write-off of the $14.0 million net carrying value of the drilling rig and $0.4 million in rig-based inventory, and $2.5 million in insurance deductibles for salvage and wreck removal as a result of Hurricanes Katrina and Rita. We have presented this as “Casualty Gain on Ocean Warwick” in our Consolidated Statements of Operations for the year ended December 31, 2005.
     Damage to our other affected rigs and warehouse in New Iberia, Louisiana was less severe, and we believe that repair costs for such damage and lost equipment will be covered by insurance, less estimated deductibles. Insurance deductibles relating to the remaining rigs damaged during Hurricane Katrina and our rigs and facility damaged by Hurricane Rita total $2.6 million in the aggregate, of which $1.2 million and $1.4 million have been recorded as additional contract drilling expense and loss on disposition of assets, respectively, for the year ended December 31, 2005 in our Consolidated Statement of Operations.
     In addition, in the third quarter of 2005, we wrote-off the net book value of approximately $4.2 million, pre-tax, in rig equipment that was either lost or damaged beyond repair during these storms as loss on disposition of assets and recorded a corresponding insurance receivable in an amount equal to our expected recovery from insurers. The write-off of this equipment and recognition of insurance receivables had no net effect on our consolidated results of operations for the year ended December 31, 2005.
     During the third and fourth quarters of 2005, we incurred additional operating expenses, including but not limited to the cost of rig crew over-time and employee assistance, hurricane relief supplies, temporary housing and office space and the rental of mooring equipment, of $5.1 million, pre-tax, relating to relief and recovery efforts in the aftermath of Hurricanes Katrina and Rita, which we do not expect to be recoverable through our insurance.
2004 Storm
     During the third quarter of 2004, our operations in the Gulf of Mexico were impacted by Hurricane Ivan, resulting in damage to several of our rigs. During 2004, we recorded an insurance deductible of $6.1 million related to damage from this hurricane of which $4.5 million and $1.6 million were recorded as additional contract drilling expense and loss on disposition of assets, respectively.
     Our insurance claim relating to damages sustained during Hurricane Ivan was settled in the fourth quarter of 2005, resulting in net insurance proceeds to us of $14.5 million. We recognized an insurance gain of $5.6 million as “Gain on disposition of assets” in our Consolidated Statements of Operations for the year ended December 31, 2005, resulting from the involuntary conversion of assets lost during the hurricane in 2004. We accounted for the remaining portion of the insurance proceeds as a reduction in an insurance receivable for hurricane-related repair costs which we believed were reimbursable by insurance.
     In addition in the fourth quarter of 2005 we received $2.4 million from a customer related to equipment damaged on one of our high-specification rigs during Hurricane Ivan. We recorded $2.0 million of this recovery as a credit to contract drilling expense and $0.4 million as a gain on disposition of assets.
16. Segments and Geographic Area Analysis
     We manage our business on the basis of one reportable segment, contract drilling of offshore oil and gas wells. Although we provide contract drilling services with different types of offshore drilling rigs and also provide such services in many geographic locations, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers of such services.
Similar Services
     Revenues from our external customers for contract drilling and similar services by equipment-type are listed below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
High-Specification Floaters	$448,937	$281,866	$290,844
Intermediate Semisubmersibles	456,734	319,053	260,267
Jack-ups	271,809	178,391	97,774
Other	1,535	3,095	3,446
Eliminations	—	—	(233)

Total Contract Drilling Revenues	1,179,015	782,405	652,098
Revenues Related to Reimbursable Expenses	41,987	32,257	28,843

Total Revenues	$1,221,002	$814,662	$680,941

Geographic Areas
     At December 31, 2005, we had drilling rigs located offshore nine countries other than the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues from unaffiliated customers:
United States	$668,423	$358,741	$329,535

Foreign:
Europe/Africa	106,188	69,643	47,605
South America	129,524	120,112	152,348
Australia/Asia/Middle East	231,273	180,783	114,580
Mexico	85,594	85,383	36,873

	552,579	455,921	351,406

Total	$1,221,002	$814,662	$680,941

     An individual foreign country may, from time to time, comprise a material percentage of our total contract drilling revenues from unaffiliated customers. For the years ended December 31, 2005, 2004 and 2003, individual countries that comprised 5% or more of our total contract drilling revenues from unaffiliated customers are listed below.

	Year Ended December 31,
	2005	2004	2003

Brazil	10.6%	12.5%	22.4%
Mexico	7.0%	10.5%	5.4%
Malaysia	6.9%	5.2%	2.7%
United Kingdom	6.3%	5.5%	5.2%
Australia	5.1%	5.3%	3.8%
Indonesia	3.0%	6.3%	6.8%
     The following table presents our long-lived tangible assets by geographic location as of December 31, 2005 and 2004. A substantial portion of our assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

	December 31,
	2005	2004
	(In thousands)
Drilling and other property and equipment, net:
United States	$1,278,146	$1,084,829

Foreign:
South America	279,284	274,741
Europe/Africa	136,378	130,410
Australia/Asia/Middle East	481,381	521,872
Mexico	126,831	142,741

	1,023,874	1,069,764

Total	$2,302,020	$2,154,593

     Besides the United States, Brazil is currently the only country with a material concentration of our assets. Approximately 12.1% and 12.8% of our total drilling and other property and equipment were located offshore Brazil as of December 31, 2005 and 2004, respectively.

Major Customers
     Our customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from our major customers for the periods presented that contributed more than 10% of our total revenues are as follows:

	Year Ended December 31,
Customer	2005	2004	2003

Petróleo Brasileiro S.A.	10.7%	12.6%	20.3%
Kerr—McGee Oil & Gas Corporation	10.3%	3.5%	8.1%
PEMEX — Exploración Y Producción	7.0%	10.5%	5.4%
BP p.l.c.	5.5%	8.3%	11.9%
17. Unaudited Quarterly Financial Data
     Unaudited summarized financial data by quarter for the years ended December 31, 2005 and 2004 is shown below.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2005
Revenues	$258,758	$283,399	$310,522	$368,323
Operating income	48,006	64,897	120,579	140,917
Income before income tax expense	43,358	55,791	119,419	137,827
Net income	30,118	41,282	82,039	106,898
Net income per share:
Basic	$0.23	$0.32	$0.64	$0.83
Diluted	$0.23	$0.31	$0.60	$0.78

2004
Revenues	$184,198	$184,946	$208,198	$237,320
Operating (loss) income	(9,698)	(9,500)	7,664	15,462
(Loss) income before income tax expense	(14,663)	(12,733)	2,957	20,906
Net (loss) income	(10,972)	(10,495)	2,941	11,283
Net (loss) income per share:
Basic	$(0.08)	$(0.08)	$0.02	$0.09
Diluted	$(0.08)	$(0.08)	$0.02	$0.09

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us under the federal securities laws is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.
     Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 and concluded that our controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Diamond Offshore Drilling, Inc. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment our management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.
     Deloitte & Touche LLP, the registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. The attestation report of Deloitte & Touche LLP is included at the beginning of Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
     Not applicable.
PART III
     Reference is made to the information responsive to Items 10, 11, 12, 13 and 14 of this Part III contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
          No schedules have been included herein because the information required to be submitted has been included in our Consolidated Financial Statements or the notes thereto or the required information is inapplicable.
(3)	Index of Exhibits	88
          See the Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.

(c) Index of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-laws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.1	Indenture, dated as of February 4, 1997, between Diamond Offshore Drilling, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2	Second Supplemental Indenture, dated as of June 6, 2000, between Diamond Offshore Drilling, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2000).

4.3	Third Supplemental Indenture, dated as of April 11, 2001, between Diamond Offshore Drilling, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.4	Fourth Supplemental Indenture, dated as of August 27, 2004, between Diamond Offshore Drilling, Inc. and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 1, 2004).

4.5	Fifth Supplemental Indenture, dated as of June 14, 2005, between Diamond Offshore Drilling, Inc. and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 16, 2005).

4.6	Exchange and Registration Rights Agreement, dated August 27, 2004, between Diamond Offshore Drilling, Inc. and the initial purchaser of the 5.15% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed September 1, 2004).

4.7	Exchange and Registration Rights Agreement, dated June 14, 2005, between Diamond Offshore Drilling, Inc. and the initial purchaser of the 4.875% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed June 16, 2005).

10.1	Registration Rights Agreement (the “Registration Rights Agreement”) dated October 16, 1995 between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.2	Amendment to the Registration Rights Agreement, dated September 16, 1997, between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.3	Services Agreement, dated October 16, 1995, between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.4+	Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan effective December 17, 1996 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5+	First Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated March 18, 1998 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

Exhibit No.	Description
10.6+	Second Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7+	Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.8+	Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit A attached to our definitive proxy statement on Schedule 14A filed on March 31, 2005).

10.9+	Form of Stock Option Certificate for grants to executive officers, other employees and consultants pursuant to the Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2004).

10.10+	Form of Stock Option Certificate for grants to non-employee directors pursuant to the Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 1, 2004).

10.11+	Diamond Offshore Drilling, Inc. Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit B attached to our definitive proxy statement on Schedule 14A filed on March 31, 2005).

12.1*	Statement re Computation of Ratios.

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.

+	Management contracts or compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2006.

DIAMOND OFFSHORE DRILLING, INC.
By:	/s/ GARY T. KRENEK
Gary T. Krenek
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES S. TISCH*	Chairman of the Board and	February 24, 2006
James S. Tisch	Chief Executive Officer (Principal Executive Officer)

/s/ LAWRENCE R. DICKERSON*	President, Chief Operating Officer and Director	February 24, 2006
Lawrence R. Dickerson

/s/ GARY T. KRENEK*	Vice President and Chief Financial Officer	February 24, 2006
Gary T. Krenek	(Principal Financial Officer)

/s/ BETH G. GORDON*	Controller (Principal Accounting Officer)	February 24, 2006
Beth G. Gordon

/s/ ALAN R. BATKIN*	Director	February 24, 2006
Alan R. Batkin

/s/ CHARLES L. FABRIKANT*	Director	February 24, 2006
Charles L. Fabrikant

/s/ PAUL G. GAFFNEY II*	Director	February 24, 2006
Paul G. Gaffney II

/s/ HERBERT C. HOFMANN*	Director	February 24, 2006
Herbert C. Hofmann

/s/ ARTHUR L. REBELL*	Director	February 24, 2006
Arthur L. Rebell

/s/ RAYMOND S. TROUBH*	Director	February 24, 2006
Raymond S. Troubh

*By:	/s/ WILLIAM C. LONG
William C. Long
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-laws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.1	Indenture, dated as of February 4, 1997, between Diamond Offshore Drilling, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2	Second Supplemental Indenture, dated as of June 6, 2000, between Diamond Offshore Drilling, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2000).

4.3	Third Supplemental Indenture, dated as of April 11, 2001, between Diamond Offshore Drilling, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

4.4	Fourth Supplemental Indenture, dated as of August 27, 2004, between Diamond Offshore Drilling, Inc. and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 1, 2004).

4.5	Fifth Supplemental Indenture, dated as of June 14, 2005, between Diamond Offshore Drilling, Inc. and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 16, 2005).

4.6	Exchange and Registration Rights Agreement, dated August 27, 2004, between Diamond Offshore Drilling, Inc. and the initial purchaser of the 5.15% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed September 1, 2004).

4.7	Exchange and Registration Rights Agreement, dated June 14, 2005, between Diamond Offshore Drilling, Inc. and the initial purchaser of the 4.875% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed June 16, 2005).

10.1	Registration Rights Agreement (the “Registration Rights Agreement”) dated October 16, 1995 between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.2	Amendment to the Registration Rights Agreement, dated September 16, 1997, between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.3	Services Agreement, dated October 16, 1995, between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.4+	Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan effective December 17, 1996 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5+	First Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated March 18, 1998 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

Exhibit No.	Description
10.6+	Second Amendment to Diamond Offshore Deferred Compensation and Supplemental Executive Retirement Plan dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7+	Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.8+	Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit A attached to our definitive proxy statement on Schedule 14A filed on March 31, 2005).

10.9+	Form of Stock Option Certificate for grants to executive officers, other employees and consultants pursuant to the Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2004).

10.10+	Form of Stock Option Certificate for grants to non-employee directors pursuant to the Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 1, 2004).

10.11+	Diamond Offshore Drilling, Inc. Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit B attached to our definitive proxy statement on Schedule 14A filed on March 31, 2005).

12.1*	Statement re Computation of Ratios.

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.

+	Management contracts or compensatory plans or arrangements.