Form 10-Q
period 2006-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2006-05-02
CIK 949039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13926
DIAMOND OFFSHORE DRILLING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0321760 (I.R.S. Employer Identification No.)
15415 Katy Freeway
Houston, Texas
77094
(Address of principal executive offices)
(Zip Code)
(281) 492-5300
(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 27, 2006      Common stock, $0.01 par value per share      129,105,633 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$256,950	$842,590
Marketable securities	351,421	2,281
Accounts receivable	437,337	357,104
Rig inventory and supplies	47,601	47,196
Prepaid expenses and other	34,198	32,707

Total current assets	1,127,507	1,281,878
Drilling and other property and equipment, net of accumulated depreciation	2,405,161	2,302,020
Other assets	22,604	23,024

Total assets	$3,555,272	$3,606,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,561	$60,976
Accrued liabilities	132,771	169,037
Taxes payable	40,327	38,973

Total current liabilities	269,659	268,986
Long-term debt	969,309	977,654
Deferred tax liability	450,064	445,094
Other liabilities	67,149	61,861

Total liabilities	1,756,181	1,753,595

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 133,982,745 shares issued and 129,065,945 shares outstanding at March 31, 2006; 133,842,429 shares issued and 128,925,629 shares outstanding at December 31, 2005)	1,340	1,338
Additional paid-in capital	1,288,055	1,277,934
Retained earnings	624,057	688,459
Accumulated other comprehensive gains	52	9
Treasury stock, at cost (4,916,800 shares at March 31, 2006 and December 31, 2005)	(114,413)	(114,413)

Total stockholders’ equity	1,799,091	1,853,327

Total liabilities and stockholders’ equity	$3,555,272	$3,606,922

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Contract drilling	$434,653	$250,022
Revenues related to reimbursable expenses	13,077	8,736

Total revenues	447,730	258,758

Operating expenses:
Contract drilling	174,206	148,214
Reimbursable expenses	11,291	7,335
Depreciation	49,582	45,472
General and administrative	9,941	9,473
(Gain) loss on sale of assets	(233)	258

Total operating expenses	244,787	210,752

Operating income	202,943	48,006

Other income (expense):
Interest income	8,375	5,768
Interest expense	(6,806)	(9,567)
Loss on sale of marketable securities	(194)	(1,274)
Other, net	2,373	425

Income before income tax expense	206,691	43,358

Income tax expense	(61,370)	(13,240)

Net Income	$145,321	$30,118

Income per share:
Basic	$1.13	$0.23

Diluted	$1.06	$0.23

Weighted average shares outstanding:
Shares of common stock	129,026	128,573
Dilutive potential shares of common stock	9,725	9,557

Total weighted average shares outstanding	138,751	138,130

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$145,321	$30,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,582	45,472
(Gain) loss on sale and disposition of assets	(233)	258
Loss on sale of marketable securities, net	194	1,274
Deferred tax provision	4,947	10,968
Accretion of discounts on marketable securities	(3,602)	(2,676)
Amortization of debt issuance costs	282	272
Amortization of discounts on long-term debt	134	4,125
Stock-based compensation expense	632	—
Excess tax benefits from stock-based payment arrangements	(173)	—
Changes in operating assets and liabilities:
Accounts receivable	(80,293)	(33,270)
Rig inventory and supplies and other current assets	(1,896)	7,169
Accounts payable and accrued liabilities	15,541	(10,863)
Taxes payable	1,640	(6,400)
Other items, net	1,134	(2,724)

Net cash provided by operating activities	133,210	43,723

Investing activities:
Capital expenditures	(165,332)	(21,674)
Proceeds from sale of assets	474	590
Proceeds from sale and maturities of marketable securities	443,519	1,418,003
Purchases of marketable securities	(789,185)	(1,468,651)
Proceeds from maturities of Australian dollar time deposits	—	11,761
Proceeds from settlement of forward contracts	438	46

Net cash used by investing activities	(510,086)	(59,925)

Financing activities:
Payment of quarterly and special dividends	(209,723)	(8,035)
Proceeds from stock options exercised	786	1,084
Excess tax benefits from stock-based payment arrangements	173	—
Other	—	(61)

Net cash used by financing activities	(208,764)	(7,012)

Effect of exchange rate changes on cash	—	(171)

Net change in cash and cash equivalents	(585,640)	(23,385)
Cash and cash equivalents, beginning of period	842,590	266,007

Cash and cash equivalents, end of period	$256,950	$242,622

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
     The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-13926).
     As of April 27, 2006 Loews Corporation, or Loews, owned 54.3% of our outstanding shares of common stock.
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
     We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gains” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense).”
Derivative Financial Instruments
     Our derivative financial instruments include foreign currency forward exchange contracts and a contingent interest provision that is embedded in our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, issued on April 11, 2001. See Note 5.

Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $13.1 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively.
     We paid $0.8 million and $2.7 million in foreign income taxes, net of foreign tax refunds, during the quarters ended March 31, 2006 and 2005, respectively. We paid $53.0 million in U.S. income taxes during the three months ended March 31, 2006 and received refunds of $7.7 million in U.S income taxes during the comparable period in 2005.
     During the three months ended March 31, 2006, the holders of $8.5 million accreted value, or $13.9 million in principal amount at maturity, of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, and $10,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. See Note 8.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. In April 2005 we began capitalizing interest on expenditures related to the upgrade of the Ocean Endeavor for ultra-deepwater service. In December 2005 and January 2006 we began capitalizing interest on expenditures related to the construction of our two jack-up rigs, the Ocean Scepter and Ocean Shield, respectively.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Total interest cost including amortization of debt issuance costs	$8,388	$9,567
Capitalized interest	(1,582)	—

Total interest expense as reported	$6,806	$9,567

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Other assets” and are amortized over the respective terms of the related debt.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2006 or 2005.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income	$145,321	$30,118
Other comprehensive gains (losses), net of tax:
Foreign currency translation loss	—	(457)
Unrealized holding gain on investments	43	21
Reclassification adjustment for gain included in net income	—	(45)

Comprehensive income	$145,364	$29,637

Currency Translation
     Our functional currency is the U.S. dollar. Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which our subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. As a result of this change, currency translation adjustments and transaction gains and losses are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three months ended March 31, 2006 and 2005, we recognized net foreign currency exchange gains of $2.4 million and $0.3 million, respectively.
Revenue Recognition
     Revenue from our dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the initial term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.
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
2. Stock-Based Compensation
     Our Second Amended and Restated 2000 Stock Option Plan, or Stock Plan, provides for the issuance of either incentive stock options or non-qualified stock options, as well as stock appreciation rights, to our employees, consultants and non-employee directors. Effective January 1, 2006, we adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123 (R), “Accounting for Stock-Based Compensation,” or SFAS 123 (R), which requires that the fair value method be used to account for stock-based compensation arrangements, and that costs related to such stock-based transactions be recognized in the financial statements. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is normally the vesting period. We adopted SFAS 123 (R) using the modified prospective transition method as allowed under the statement and also applied the transition method in calculating our pool of excess tax benefits available to absorb future tax deficiencies as provided by FASB Staff Position, or FSP, SFAS 123 (R)-3. The fair value of our outstanding, unvested stock options as of January 1, 2006 and the 3,000 additional stock options granted during the three months ended March 31, 2006 was computed using the binomial option pricing model.
     As a result of our adoption of SFAS 123 (R), operating income and income before income tax for the three months ended March 31, 2006 were each reduced by $0.6 million and net income was lower by $0.4 million. The adoption of SFAS 123 (R) had no effect on basic earnings per share, or EPS, for the quarter ended March 31, 2006 but reduced diluted EPS by $0.01 during the period. Cash flow from operations decreased $0.2 million and cash flow from financing activities increased by $0.2 million as a result of the cash flow treatment of excess tax benefits under SFAS 123 (R) for stock options exercised during the three months ended March 31, 2006. The adoption of SFAS 123 (R) had no effect on our previously reported results of operations for the three months ended March 31, 2005.
     Prior to our adoption of SFAS 123 (R) on January 1, 2006, we accounted for our Stock Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized for the options granted to our employees in periods prior to January 1, 2006. If compensation expense had been recognized for stock options granted to our employees based on the fair value of the options at the grant dates, valued using the binomial option pricing model, our net income and earnings per share would have been as follows:

Three Months Ended
March 31, 2005
(In thousands, except per
share data)
Net income as reported	$30,118
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(311)

Pro forma net income	$29,807

Earnings per share of common stock:
As reported	$0.23
Pro forma	$0.23

Earnings per share of common stock — assuming dilution:
As reported	$0.23
Pro forma	$0.22

3. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data)
Net income — basic (numerator):	$145,321	$30,118
Effect of dilutive potential shares
1.5% Debentures	940	1,170
Zero Coupon Debentures	128	—

Net income including conversions — diluted (numerator)	$146,389	$31,288

Weighted average shares — basic (denominator):	129,026	128,573
Effect of dilutive potential shares
1.5% Debentures	9,383	9,383
Zero Coupon Debentures	180	—
Stock options	162	174

Weighted average shares including conversions — diluted (denominator)	138,751	138,130

Earnings per share:
Basic	$1.13	$0.23

Diluted	$1.06	$0.23

     Our computation of diluted EPS for the three months ended March 31, 2005 excludes approximately 6.9 million potentially dilutive shares issuable upon conversion of our Zero Coupon Debentures. Such shares were not included in the EPS computation for the first quarter of 2005 because the inclusion of such potentially dilutive shares would have been antidilutive.

4. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2006
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$349,155	$96	$349,251
Mortgage-backed securities	2,186	(16)	2,170

Total	$351,341	$80	$351,421

	December 31, 2005
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Mortgage-backed securities	$2,267	$14	$2,281

     In November 2005, the FASB issued FSP No. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” or FSP 115-1, which applies to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP 115-1 replaces guidance set forth in Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and requires additional disclosure related to factors considered in concluding that an impairment is not other-than-temporary. FSP 115-1 was effective for reporting periods beginning after December 15, 2005, and we adopted this standard on January 1, 2006. Our adoption of this standard had no effect on our consolidated results of operations for the three months ended March 31, 2006.
     We considered the requirements of FSP 115-1 related to our unrealized loss position on our mortgage-backed securities at March 31, 2006 and determined that it was not significant.
     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Proceeds from sales	$443,519	$1,368,003
Proceeds from maturities	—	50,000
Gross realized gains	—	77
Gross realized losses	(194)	(1,351)
5. Derivative Financial Instruments
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
     During the first quarter of 2006, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $0.4 million. As of March 31, 2006, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of $19.9 million in Australian dollars, $24.0 million in Brazilian Reals, $50.1 million in British pounds sterling, $12.8 million in Mexican pesos and $11.1 million in Norwegian Kroners at various times through March 2007. We expect to settle an aggregate of $112.2 million and $5.7 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively.
     These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. The forward contracts we entered into in 2005 and February 2006 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded a net pre-tax unrealized gain of $2.1 million and $0.1 million in our Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We have presented the $2.1 million and $0.4 million fair value of these foreign currency forward exchange contracts at March 31, 2006 and December 31, 2005, respectively, as “Prepaid expenses and other” in our Consolidated Balance Sheets.
Contingent Interest
     Our 1.5% Debentures, of which an aggregate principal amount of approximately $460 million are outstanding, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2005 or at March 31, 2006.
6. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Drilling rigs and equipment	$3,675,064	$3,639,239
Construction work-in-progress	311,484	195,412
Land and buildings	16,399	16,280
Office equipment and other	25,058	24,351

Cost	4,028,005	3,875,282
Less: accumulated depreciation	(1,622,844)	(1,573,262)

Drilling and other property and equipment, net	$2,405,161	$2,302,020

     Construction work-in-progress at March 31, 2006 consisted of $161.0 million, including accrued capital expenditures of $37.5 million, related to the major upgrade of the Ocean Endeavor for ultra-deepwater service and $143.8 million for the construction of two new jack-up drilling units, the Ocean Scepter and Ocean Shield. We expect the upgrade of the Ocean Endeavor to be completed in mid-2007 and that our two new jack-up units will be ready for service in the first quarter of 2008.
     Construction work-in-progress at March 31, 2006 also included $6.7 million, consisting primarily of shipyard deposits, related to the major upgrade of the Ocean Monarch to ultra-deepwater service, which we expect to commence in the third quarter of 2006 and to be completed during the fourth quarter of 2008.

7. Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Payroll and benefits	$27,067	$27,265
Personal injury and other claims	7,784	8,284
Interest payable	7,248	12,384
Deferred revenue	14,070	8,732
Customer prepayments	2,296	21,390
Accrued project/upgrade expenses	46,223	62,628
Hurricane related expenses	1,999	3,508
Other	26,084	24,846

Total	$132,771	$169,037

8. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Zero Coupon Debentures (due 2020)	$10,362	$18,720
1.5% Debentures (due 2031)	459,977	459,987
5.15% Senior Notes (due 2014)	249,474	249,462
4.875% Senior Notes (due 2015)	249,496	249,485

Total	$969,309	$977,654

     Certain of our long-term debt payments may be accelerated due to certain rights that the holders of our debt securities have to put the securities to us. The holders of our outstanding 1.5% Debentures and our Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on April 15, 2008 and June 6, 2010, respectively, at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest to such date and $706.82 per $1,000 principal amount at maturity, respectively.
     Debt Conversions
     During the first quarter of 2006, holders of $8.5 million accreted value, or $13.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. The debentures were converted at a fixed rate of 8.6075 shares per $1,000 principal amount at maturity of debentures, resulting in the issuance of 119,987 shares of our common stock in the first quarter of 2006.
     Also during the first quarter of 2006, holders of $10,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. The debentures were converted at the rate of 20.3978 shares per $1,000 principal amount of debentures, or $49.02 per share, resulting in the issuance of 203 shares of our common stock in the first quarter of 2006.
     There were no conversions of our convertible debentures to shares of our common stock during the three months ended March 31, 2005.
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
     Litigation. In January 2005, we were notified that we had been named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that our semisubmersible rig, the Ocean America, had damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan in September 2004. The lawsuit was formally served on us May 16, 2005, and it alleges that on or about September 15, 2004 the Ocean America broke free from its moorings and, as the rig drifted, its anchor, wire cable and other parts struck and damaged various components of the Canyon Express Common System curtailing its supply of natural gas to, and preventing production from, several fields. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys’ fees and costs. We deny any liability for plaintiffs’ alleged loss and do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have given notice to our insurance underwriters that a potential loss may exist with respect to this incident. Our deductible for this type of loss is $2.0 million.
     During the third quarter of 2004, we were notified that some of our subsidiaries had been named, along with other defendants, in several complaints that had been filed in the Circuit Courts of the State of Mississippi by approximately 800 persons alleging that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints also named as defendants over 25 other companies that are not affiliated with us. The complaints alleged that the defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case and the several other offshore drilling companies named as defendants, that such defendants allowed such drilling mud to have been utilized aboard their offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. To date, we have been served with 29 complaints, of which 13 complaints were filed against Arethusa Off-Shore Company, a subsidiary of Arethusa (Offshore) Limited, or Arethusa, which we aquired in 1996, and 16 complaints were filed against Diamond Offshore (USA), Inc. (now known as Diamond Offshore (USA) L.L.C. and formerly known as Odeco Drilling, Inc.). We filed motions to dismiss each of these cases based upon a number of legal grounds, including naming improper parties. In April 2005 the plaintiffs agreed to dismiss, with prejudice, all 13 complaints filed against Arethusa Off-Shore Company after we demonstrated that the claims could not be maintained against us or any of our subsidiaries. In addition, we expect to receive complete defense and indemnity for the remaining 16 complaints from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. Accordingly, we are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows.
     Various other claims have been filed against us in the ordinary course of business. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we have assessed each claim or exposure to determine the likelihood that the resolution of the matter might ultimately result in an adverse effect on our financial condition, results of operations or cash flows. When we determine that an unfavorable resolution of a matter is probable and such amount of loss can be determined, we record a reserve for the estimated loss at the time that both of these criteria are met. At March 31, 2006, our reserves related to our Brazilian operations aggregated $14.1 million, of which $0.6 million and $13.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Reserves related to our Brazilian operations totaled $14.1 million at December 31, 2005, of which $0.8 million was recorded in “Accrued liabilities” and $13.3 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. As of March 31, 2006, our uninsured retention of liability for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, was $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for personal injuries that are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At March 31, 2006, our estimated liability for personal injury claims was $41.9 million, of which $7.8 million and $34.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2005, we had recorded loss reserves for personal injury claims aggregating $38.9 million, of which $8.3 million and $30.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed,

•	significant changes in the volume of personal injury claims,

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated,

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of March 31, 2006, we had purchase obligations aggregating approximately $600 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $190 million, $223 million and $187 million in 2006, 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at March 31, 2006, except for those related to our direct rig operations, which arise during the normal course of business.
10. Segments and Geographic Area Analysis
     We manage our business on the basis of one reportable segment, contract drilling of offshore oil and gas wells. Although we provide contract drilling services from different types of offshore drilling rigs and also provide such services in many geographic locations, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers for such services.
Similar Services
     Revenues from our external customers for contract drilling and similar services by equipment-type are listed below:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
High Specification Floaters	$164,913	$94,111
Intermediate Semisubmersibles	174,065	94,981
Jack-ups	95,675	60,704
Other	—	226

Total contract drilling revenues	434,653	250,022
Revenues related to reimbursable expenses	13,077	8,736

Total revenues	$447,730	$258,758

Geographic Areas
     At March 31, 2006 our drilling rigs were located offshore ten countries other than the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
United States	$265,955	$131,291

Foreign:
South America	48,859	27,569
Europe/Africa	47,693	18,274
Australia/Asia/Middle East	63,742	60,570
Mexico	21,481	21,054

Total revenues	$447,730	$258,758

11. Income Taxes
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested to finance foreign activities and remittance to the U.S. is indefinitely postponed. Consequently, we generally do not provide U.S. tax expense or benefits on these earnings or losses. U.S. taxes are provided with respect to earnings that are not permanently reinvested.
     We recognized income tax expense of $61.4 million on pre-tax income of $206.7 million during the three months ended March 31, 2006 compared to income tax expense of $13.2 million on pre-tax income of $43.4 million for the three months ended March 31, 2005. Our estimated annual effective tax rate was 29.7% as of March 31, 2006 and 28.0% as of March 31, 2005.
     Tax expense for the three months ended March 31, 2005 also included $0.2 million related to a settlement of a tax dispute in East Timor and a $0.9 million adjustment related to finalizing prior year tax returns in the U.K. This additional expense was not included in the March 31, 2005 estimated annual effective rate.

12. Pension Plan
     The defined benefit pension plan established by Arethusa, effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.
     As a result of freezing the plan, no service cost has been accrued for the periods presented.
     Components of net periodic benefit costs were as follows:

	March 31
	2006	2005
	(In thousands)
Interest cost	$263	$260
Expected return on plan assets	(340)	(316)
Amortization of unrecognized loss	76	76

Net periodic pension expense	$(1)	$20

     During 2005 we made a voluntary contribution to our plan of $0.2 million. We do not expect to make a contribution to our pension plan in 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship.
Overview
Industry Conditions
     The steadily rising demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs that characterized 2005 continued during the first quarter of 2006, as did the demand for our jack-up fleet. Supported by solid fundamental market conditions for all classes of offshore drilling rigs, dayrates have continued to increase, and our customers are increasingly seeking longer term contracts. As a result, our contract drilling backlog at April 24, 2006 was $4.8 billion. This backlog consisted of $4.5 billion related to executed contracts and $0.3 billion related to anticipated performance bonuses and customer commitments for which contracts had not yet been executed as of such date. We expect approximately $1.3 billion of the contracted backlog to be realized in 2006. Our contract drilling backlog at February 6, 2006 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2005) was $4.5 billion. Contract drilling backlog is calculated assuming full utilization of our drilling equipment for the contract period; however, utilization rates, which generally approach 95-98% can be adversely impacted by downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather.
     With the relocation of the Ocean Heritage from Southeast Asia to Qatar in the second quarter of 2005, the mobilization of the Ocean Baroness to the U.S. Gulf of Mexico, or GOM, in the fourth quarter of 2005, the mobilization of the Ocean Spur to the Mediterranean in the first quarter of 2006, and the planned mobilization of the Ocean Lexington to Egypt in the third quarter of 2006, we are continuing to strategically redeploy our fleet in response to rising market demand and dayrates.
     Gulf of Mexico. In the GOM, dayrates continue to escalate. As an example, a contract for one of our high-specification rigs has reached as high as $400,000 per day for work beginning in the third quarter of 2007 and extending until the second quarter of 2008. This contrasts with a dayrate of $130,000 that the unit is currently earning. Six of our seven high-specification semisubmersible rigs in the GOM have future contracts or a letter of intent, or LOI, at dayrates at least 100 percent higher than the average dayrate that each of these rigs earned during the first quarter of 2005. An LOI is subject to customary conditions, including the execution of a definitive agreement, and actual revenues received could be reduced by various operating factors, including utilization rates.
     The dayrates for our five intermediate semisubmersibles currently operating in the GOM have reached as high as $250,000 for a two-well contract beginning in the third quarter of 2006. This contrasts with an average dayrate in the low $60,000 range earned during the first quarter of 2005 by our intermediate drilling units in the GOM. Additionally, we expect to mobilize the intermediate semisubmersible Ocean Lexington from the GOM to Egypt in the third quarter of 2006 under a three-year contract ending in mid-October 2009. The rig is contracted at a dayrate of $265,000. We continue to view the deepwater and intermediate markets in the GOM as under-supplied and believe that the GOM market will remain strong during the remainder of 2006.
     Our jack-up fleet in the GOM also continued to experience high utilization and improving dayrates during the first quarter of 2006, compared to the fourth quarter of 2005. Dayrates for our jack-up fleet operating in the GOM have reached as high as $154,500. This contrasts with an average dayrate in the low $40,000 range earned by our jack-up rigs in the GOM during the first quarter of 2005. As anticipated, during the first quarter of 2006 we mobilized the Ocean Spur to Tunisia, where the unit is working at a dayrate of $125,000 under a 12-month contract ending in mid-March 2007. We view the jack-up market in the GOM as under-supplied and believe that this market segment will remain strong during 2006.

     In the Mexican sector of the Gulf of Mexico, or Mexican GOM, our four intermediate semisubmersible rigs remain under long-term contracts that extend into late 2006 and 2007. We expect the market for the Mexican GOM to remain strong during 2006.
     Brazil. Two of our rigs operating in Brazil are currently working under term contracts that expire in 2009 and two additional rigs are operating under contracts expiring in 2010. We do not currently contemplate any change in our market position in Brazil. We expect the Brazilian semisubmersible market to remain strong during 2006.
     North Sea. Drilling activity in both the U.K. and Norwegian sectors of the North Sea has mirrored that in the GOM since mid-2004. Our three intermediate semisubmersible rigs in the U.K. sector are operating under one- to two-year term contracts at dayrates ranging from $152,000 to $160,000 for work that is now underway. Additionally, one of these three rigs, the Ocean Nomad, has received an 18-month contract extension beginning in the first quarter of 2007 at a dayrate of $285,000. In Norway, the Ocean Vanguard is working under a $140,000 per day contract that expires early in the fourth quarter of 2006, followed by three options, two of which have been exercised, priced at $160,000 per day. The last, unpriced option expires in the second quarter of 2008. Effective industry utilization remains near 100 percent in the North Sea, and current dayrates exceed our present and future contract rates in both the U.K. and Norwegian sectors. We believe this market will remain strong during 2006.
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up rig operating in the Australia/Asia, or Australasian, market. These rigs are operating under contracts or have commitments for work extending well into 2006, and in some instances 2007, 2008 or 2009, at dayrates higher than those earned at the end of 2005, which averaged in the low $100,000 range. An LOI for one of our intermediate rigs offshore Australia has reached as high as $375,000 per day for a one-year program beginning in the first quarter of 2007. This contrasts with a dayrate of $141,000 that the unit is currently earning. A second intermediate rig has a one-year contract in Australia at a dayrate of $350,000, contrasted with a dayrate of $90,000 that the unit is currently earning. We believe that the Australasian and Middle East/Mediterranean markets will remain strong during 2006.
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
     We recognize revenue from dayrate drilling contracts as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. We earn these fees as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.
     From time to time, we may receive fees from our customers for capital improvements to our rigs. We defer such fees received in “Other liabilities” on our Consolidated Balance Sheets included in Item 1 of Part I of this report and recognize these fees into income on a straight-line basis over the period of the related drilling contract. We capitalize the costs of such capital improvements and depreciate them over the estimated useful life of the improvement.

     We receive reimbursements for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement. We record these reimbursements at the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations included in Item 1 of Part I of this report.
     Operating Income. Our operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our drilling equipment. The principal components of our operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of our operating expenses. In general, our labor costs increase primarily due to higher salary levels, rigs staffing requirements, inflation and the geographic regions in which our rigs operate. In the recent past there has been upward pressure on salaries and wages, which may continue as a result of the strengthening offshore drilling market and increased competition for skilled workers. Costs to repair and maintain our equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment.
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
     Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey, or special survey, that are due every five years for each of our rigs. Operating revenue decreases because these surveys are performed during scheduled downtime in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year.
     In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey and require downtime for the drilling rig, but normally do not require dry-docking or shipyard time. During 2006, we expect to spend an aggregate of $7.4 million for 5-year surveys and intermediate surveys, excluding mobilization costs and any resulting repair and maintenance costs.
     Under current conditions in the insurance marketplace, insurance coverage for offshore drilling rigs, if available, is offered at substantially higher insurance premium rates than in the past and is subject to an increasing number of coverage limitations, due in part to underwriting losses suffered by the insurance industry in recent years and damage caused by hurricanes in the Gulf of Mexico in 2004 and 2005. In some cases, quoted renewal premiums have increased by more than 200%, with the addition of substantial deductibles and limits on the amount of claims payable for losses arising from named windstorms. In light of these factors, we determined that retention of additional risk was preferable to paying dramatically higher premiums for limited coverage. Accordingly, beginning in May 2006 we have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. For our other physical damage coverage, our deductible will be $150.0 million per occurrence. As a result of our reduced coverage, our premiums for this coverage will be reduced from the amounts we paid in 2005 and substantially reduced by comparison to the renewal rates quoted by our insurance carriers. We also renewed our liability policies in May 2006, with an increase in premiums and deductibles. Our new deductibles under these policies have generally increased to $5.0 million per occurrence, but our deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible.

     If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.
     Insurance premiums will be amortized as expense over the applicable policy periods which generally expire at the end of April 2007.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to these policies during the three months ended March 31, 2006.
     Management’s judgments, assumptions and estimates are inherent in the preparation of our financial statements and the application of its significant accounting policies. We believe that our most critical accounting estimates are as follows:
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
     We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We utilize a probability-weighted cash flow analysis in testing an asset for potential impairment. The assumptions and estimates underlying this analysis include:
•	dayrate by rig,

•	utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used),

•	the per day operating cost for each rig if active, ready stacked or cold stacked; and

•	salvage value for each rig.
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
     At March 31, 2006, there were no changes in circumstances that indicated that the carrying value of our property and equipment, primarily drilling equipment, may not be recoverable. We did not have any cold-stacked rigs as of March 31, 2006.
     Management’s assumptions are an inherent part of an asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
     Personal Injury Claims. Effective May 1, 2006, in conjunction with our insurance policy renewals, we have increased our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, to $5.0 million per occurrence, with no aggregate deductible. Prior to this renewal our uninsured retention of liability for personal injury claims was $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each personal injury claim by evaluating the existing facts and circumstances and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for personal injuries which are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At March 31, 2006, our estimated liability for personal injury claims was $41.9 million. The eventual settlement or adjudication of these claims could differ materially from the estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed,

•	significant changes in the volume of personal injury claims,

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated,

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
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

Results of Operations
Three Months Ended March 31, 2006 and 2005
     Comparative data relating to our revenues and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior period to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Three Months Ended
	March 31,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$164,913	$94,111	$70,802
Intermediate Semisubmersibles	174,065	94,981	79,084
Jack-ups	95,675	60,704	34,971
Other	—	226	(226)

Total Contract Drilling Revenue	$434,653	$250,022	$184,631

Revenues Related to Reimbursable Expenses	$13,077	$8,736	$4,341

CONTRACT DRILLING EXPENSE
High Specification Floaters	$54,093	$44,034	$(10,059)
Intermediate Semisubmersibles	86,606	75,093	(11,513)
Jack-ups	32,208	27,906	(4,302)
Other	1,299	1,181	(118)

Total Contract Drilling Expense	$174,206	$148,214	$(25,992)

Reimbursable Expenses	$11,291	$7,335	$(3,956)

OPERATING INCOME
High Specification Floaters	$110,820	$50,077	$60,743
Intermediate Semisubmersibles	87,459	19,888	67,571
Jack-ups	63,467	32,798	30,669
Other	(1,299)	(955)	(344)
Reimbursable expenses, net	1,786	1,401	385
Depreciation	(49,582)	(45,472)	(4,110)
General and administrative expense	(9,941)	(9,473)	(468)
Gain (loss) on sale of assets	233	(258)	491

Total Operating Income	$202,943	$48,006	$154,937

High Specification Floaters.

	Three Months Ended
	March 31,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$119,126	$55,592	$63,534
Australia/Asia/Middle East	14,833	22,573	(7,740)
South America	30,954	15,946	15,008

Total Contract Drilling Revenue	$164,913	$94,111	$70,802

CONTRACT DRILLING EXPENSE
GOM	$32,509	$21,922	$(10,587)
Australia/Asia/Middle East	5,202	9,671	4,469
South America	16,382	12,441	(3,941)

Total Contract Drilling Expense	$54,093	$44,034	$(10,059)

OPERATING INCOME	$110,820	$50,077	$60,743

     GOM. Revenues for our high-specification rigs in the GOM increased $63.5 million during the first quarter of 2006 compared to the same period in 2005, primarily due to higher average dayrates earned during 2006 ($49.4 million), and revenues generated by the Ocean Baroness, which relocated to the GOM from the Australia/Asia market in the latter half of 2005 ($14.4 million). Average operating revenue per day for our rigs in this market increased to $193,700 during the first quarter of 2006 compared to $103,800 for the comparable period of 2005, reflecting the continued high demand for this class of rig in the GOM.
     Average utilization for our high-specification rigs in the GOM decreased slightly from 99% during the first quarter of 2005 to 97% in the first quarter of 2006, primarily due to additional unpaid downtime during the first quarter of 2006, as compared to the same period of the prior year. This decrease in utilization resulted in a $0.3 million reduction in revenues generated in the first quarter of 2006 compared to the first quarter of 2005.
     Operating costs for our high-specification floaters in the GOM increased $10.6 million during the first quarter of 2006 over operating costs for the same period in 2005. The increase in operating costs during the first quarter of 2006 is primarily attributable to the inclusion of $8.1 million in operating expenses for the Ocean Baroness in the GOM and higher labor and benefits costs as a result of wage increases and other compensation enhancement programs implemented subsequent to the first quarter of 2005.
     Australia/Asia/Middle East. Revenues generated by our rigs in the Australia/Asia/Middle East region decreased $7.7 million to $14.8 million for the quarter ended March 31, 2006 compared to revenues of $22.6 million for the comparable period in 2005. The decrease in revenues generated in this region during the first three months of 2006 compared to the first three months of 2005 is primarily related to the relocation of the Ocean Baroness to the GOM and operation there in the latter half of 2005, partly offset by an increase in average operating revenue per day for the Ocean Rover from $123,700 in the first quarter of 2005 to $165,700 in the first quarter of 2006.
     Contract drilling expenses in the region decreased $4.5 million for the first three months of 2006 compared to the first three months of 2005, primarily due to the relocation of the Ocean Baroness to the GOM in the third quarter of 2005. The overall decline in operating costs in the region was partly offset by higher salary and benefits costs and higher insurance costs associated with increased premiums and additional coverages for the 2006 policy year.
     South America. Revenues for our high-specification rigs operating offshore Brazil increased $15.0 million for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to higher average dayrates earned by our rigs in this market ($13.7 million). Average operating revenue per day earned by our high-specification rigs in this region increased to $183,300 in the first quarter of 2006 from $102,200 in the first quarter of 2005 as a result of contract renewals in the latter part of 2005. Utilization for our rigs offshore Brazil increased from 87% during the first three months of 2005 to 94% during the first three months of 2006, contributing $1.3 million in additional revenues, primarily as a result of increased utilization for the Ocean Alliance, which had almost one month of unscheduled downtime during the first quarter of 2005 for repairs.

     Contract drilling expense for these operations in Brazil increased $3.9 million during the three months ended March 31, 2006 compared to the same period in 2005. The increase in costs is primarily due to higher labor and benefits costs as a result of 2005 and March 2006 pay increases and other compensation enhancement programs, increased agency fee costs and higher maintenance and project costs.
Intermediate Semisubmersibles.

	Three Months Ended
	March 31,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$54,003	$20,073	$33,930
Mexican GOM	21,480	21,054	426
Australia/Asia/Middle East	35,629	23,957	11,672
Europe/Africa	45,047	18,274	26,773
South America	17,906	11,623	6,283

Total Contract Drilling Revenue	$174,065	$94,981	$79,084

CONTRACT DRILLING EXPENSE
GOM	$15,412	$9,419	$(5,993)
Mexican GOM	14,805	13,402	(1,403)
Australia/Asia/Middle East	19,334	21,432	2,098
Europe/Africa	25,390	22,253	(3,137)
South America	11,665	8,587	(3,078)

Total Contract Drilling Expense	$86,606	$75,093	$(11,513)

OPERATING INCOME	$87,459	$19,888	$67,571

     GOM. Revenues generated during the first quarter of 2006 by our intermediate semisubmersible fleet increased $33.9 million compared to the same quarter of 2005, primarily due to higher average dayrates earned ($20.2 million) and higher utilization of our fleet in this market. Average dayrates earned by our intermediate semisubmersibles in the GOM increased to $121,300 in the first quarter of 2006 compared to $59,300 in the first quarter of 2005.
     Overall utilization for our rigs in this market also increased, primarily due to the reactivation of the Ocean New Era in December 2005 ($12.5 million) and the full utilization of the Ocean Saratoga in the first quarter of 2006 compared to the comparable period of 2005, when this rig was in a shipyard for repairs for two weeks during the quarter.
     Contract drilling expense for our operations in the GOM increased $6.0 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the inclusion of normal operating costs for the previously cold-stacked Ocean New Era, higher labor costs due to 2005 and March 2006 pay increases, higher repair and maintenance costs for most of our rigs in this market due to the high, sustained utilization of the fleet and additional equipment rental costs for replacement equipment lost during the 2005 hurricanes.
     Mexican GOM. Revenues generated by our four rigs operating in the Mexican GOM were relatively unchanged in the first quarter of 2006 compared to the comparable period of 2005 as these rigs remain under long-term contracts until late 2006 and 2007. Operating costs in the Mexican GOM increased $1.4 million in the first quarter of 2006 compared to the first quarter of 2005, primarily due to higher repair and maintenance and other miscellaneous operating costs, as well as the effect of 2005 and March 2006 wage increases for our rig-based personnel.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $35.6 million during the first three months of 2006 compared to revenues of $24.0 million in the comparable period of 2005. The $11.7 million increase in operating revenues was primarily due to an increase in average operating revenue per day from $72,400 in the first quarter of 2005 to $97,800 during the first quarter of 2006, which resulted in the generation of $8.7 million in additional revenues during the first quarter of 2006. In addition, the full utilization of the Ocean Epoch during the first quarter of 2006 generated an additional

$4.3 million in revenues, as compared to the first quarter of 2005 when this drilling unit only worked for one-third of the quarter prior to scheduled downtime for a 5-year survey, other regulatory inspections and contract preparation work in advance of its move to a location offshore Malaysia.
     During the quarter ended March 31, 2005 we recognized $2.1 million in lump-sum mobilization revenue in connection with the 2004 mobilization of the Ocean Patriot from South Africa to New Zealand and the Bass Strait. We did not recognize any mobilization revenue for rig moves in this region during the quarter ended March 31, 2006. In the first quarter of 2006, we recognized $0.8 million in revenues for the amortization of lump-sum fees received from a customer for rig modifications.
     Contract drilling expense for the Australia/Asia/Middle East region decreased $2.1 million for the first quarter of 2006 compared to the first quarter in 2005. The overall decrease in costs is primarily attributable to lower survey and related repair costs for the Ocean Epoch in the first quarter of 2006 compared to the comparable period in 2005 and the recognition of $2.1 million in deferred mobilization expenses for the Ocean Patriot in the first quarter of 2005. These favorable factors were partly offset by higher labor costs as a result of wage increases subsequent to the first quarter of 2005, higher routine repair and maintenance costs and higher shorebase support costs.
     Europe/Africa. Operating revenues for our intermediate semisubmersibles working in this region increased $26.8 million in 2006, primarily due to an increase in the average operating revenue per day from $72,500 in the first quarter of 2005 to $122,900 in the comparable period of 2006. This increase in average operating revenue per day generated $12.3 million in additional revenues during the first three months of 2006.
     Average utilization of our rigs in the Europe/Africa region increased from 70% in the first quarter of 2005 to 93% in the first quarter of 2006, generating $10.7 million in additional revenues in the first three months of 2006 compared to the same period in 2005. The increase in average utilization is primarily due to higher utilization of the Ocean Vanguard, which incurred almost two months of downtime during the first quarter of 2005 for repairs, and the Ocean Nomad, which was ready-stacked for almost three weeks in January 2005.
     In addition, we recognized $3.5 million in revenues during the first quarter of 2006 related to the amortization of lump sum fees received from a customer for rig modifications to the Ocean Guardian.
     Contract drilling expense for our intermediate semisubmersible rigs operating offshore Europe increased $3.1 million during the first three months of 2006 compared to the first three months of 2005, primarily due to increased costs for the Ocean Guardian, which underwent a special survey and related repair work performed while the drilling unit was in a shipyard in January 2006 for a customer-requested equipment upgrade. Higher operating expenses in the first quarter of 2006 compared to the same period of 2005 also reflect the impact of wage increases subsequent to the first quarter of 2005 and the effect of Norwegian pay allowances and additional personnel required to comply with Norwegian regulations.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $17.9 million in the first quarter of 2006 compared to revenues of $11.6 million in the comparable period of 2005. The increase in operating revenues was primarily the result of an increase in the average operating revenue per day earned by our two rigs in this market. As a result of contract extensions for the Ocean Yatzy and Ocean Winner in the fourth quarter of 2005 and in mid-March 2006, respectively, average operating revenue per day increased from $67,600 during the first quarter of 2005 to $100,500 during the first quarter of 2006. This increase in average revenue per day generated $5.7 million in additional revenue during the first quarter of 2006 compared to the same period in 2005.
     Operating expenses for the Ocean Yatzy and Ocean Winner increased $3.1 million in the first quarter of 2006, compared to the same period in 2005, primarily due to increased labor costs for our rig-based personnel as a result of wage increases and other compensation enhancement programs implemented subsequent to the first quarter of 2005, higher repair,maintenance and freight costs and other routine operating costs in the first quarter of 2006 compared to the same period of 2005.

Jack-Ups.

	Three Months Ended
	March 31,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$79,748	$46,664	$33,084
Australia/Asia/Middle East	13,281	14,040	(759)
Europe/Africa	2,646	—	2,646

Total Contract Drilling Revenue	$95,675	$60,704	$34,971

CONTRACT DRILLING EXPENSE
GOM	$25,124	$23,664	$(1,460)
Australia/Asia/Middle East	5,681	4,242	(1,439)
Europe/Africa	1,403	—	(1,403)

Total Contract Drilling Expense	$32,208	$27,906	$(4,302)

OPERATING INCOME	$63,467	$32,798	$30,669

     GOM. Our operating results in this region reflect continued improvement in average operating dayrates and utilization for jack-up rigs in the GOM during the first quarter of 2006. Excluding the Ocean Warwick, which was declared a total constructive loss in the third quarter of 2005 due to damages sustained during Hurricane Katrina, our average operating revenue per day increased to $50,600 during the first three months of 2006 from $42,000 during the same period in 2005. Average utilization for our jack-up fleet in the GOM decreased from 99% in the first quarter of 2005 to 97% for the first quarter of 2006, primarily due to the relocation of the Ocean Spur to Tunisia in mid-February 2006. These changes in average operating revenue per day and utilization resulted in additional revenues of $38.5 million and reduced revenues of $2.6 million, respectively, in the first quarter of 2006 compared to the same period in 2005. During the first quarter of 2005, the Ocean Warwick generated revenues of $2.8 million.
     Contract drilling expenses for our jack-ups operating in the GOM increased $1.5 million for the three months ended March 31, 2006 compared to same period in 2005. The increase in operating expenses in the first quarter of 2006 is primarily due to higher labor and other personnel-related costs as a result of 2005 and March 2006 wage increases and higher operating and overhead costs for most of our jack-ups in this region. These cost increases were partly offset by the absence of operating costs for the Ocean Warwick for the first quarter of 2006.
     Australia/Asia/Middle East. Revenues for our jack-ups in the Australasian and Middle East regions were $13.3 million for the first three months of 2006 compared to $14.0 million for the comparable period in 2005. The $0.8 million decrease in revenues in this region during the first quarter of 2006 compared to the first quarter of 2005 is primarily attributable to the lower recognition of deferred mobilization revenues in 2006 ($2.4 million), partially offset by the effect of higher average operating dayrates and utilization for both of our jack-up rigs in this region. Average dayrates for our jack-ups in this region increased from $65,500 for the first quarter of 2005 to $72,300 for the first quarter of 2006, and average rig utilization increased from 97% to 100%, comparing the same periods. Favorable dayrate and utilization factors generated additional revenues of $1.6 million in the first quarter of 2006 compared to the same period in 2005.
     Contract drilling expense for our jack-ups in the Australasian and Middle East regions increased $1.4 million to $5.7 million in the first quarter of 2006 compared to operating expenses of $4.2 million for the comparable period in 2005. The increase in costs in the 2006 period is primarily due to higher labor costs as a result of 2005 and first quarter 2006 wage increases and normal repair and maintenance costs.
     Europe/Africa. The Ocean Spur mobilized from the GOM to Tunisia in February 2006 and commenced drilling operations offshore Tunisia in mid-March 2006. Our drilling operations in this region generated $2.6 million in revenues, including the recognition of $0.3 million in deferred mobilization revenue, and incurred operating expenses of $1.4 million in the first quarter of 2006.

Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.8 million and $1.4 million for the quarters ended March 31, 2006 and 2005, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
General and Administrative Expense.
     We incurred general and administrative expense of $9.9 million in the first quarter of 2006 compared to $9.5 million in the same period in 2005. The $0.5 million increase in overhead costs between the periods was primarily due to stock-based compensation expense recorded in connection with our adoption of revised SFAS No. 123 (R), “Accounting for Stock-Based Compensation,” on January 1, 2006.
Interest Income.
     We earned interest income of $8.4 million in the first quarter of 2006 compared to $5.8 million in the same period in 2005. The $2.6 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash balances in the 2006 period, as compared to the 2005 period. See “— Liquidity and Capital Requirements” and “— Historical Cash Flows.”
Interest Expense.
     We recorded interest expense for the first quarter of 2006 of $6.8 million, representing a $2.8 million decrease in interest cost compared to the same period in 2005. This decrease was primarily attributable to lower interest expense on our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, as a result of our repurchase of over 96%, or $774.1 million in aggregate principal amount at maturity, of our outstanding Zero Coupon Debentures in June 2005 and conversion of $13.9 million in aggregate principal amount at maturity of our outstanding Zero Coupon Debentures into shares of our common stock during the first quarter of 2006. In addition, we capitalized $1.6 million in interest costs during the first quarter of 2006 in connection with qualifying upgrade and construction projects. This decrease in interest cost was partially offset by interest related to our 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, which we issued in June 2005.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net, of $2.4 million in the first quarter of 2006 and other income, net, of $0.4 million in the first quarter of 2005.
     Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which these subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. During the three months ended March 31, 2006 and 2005, we recognized net foreign currency exchange gains of $2.4 million and $0.3 million, respectively. Prior to the fourth quarter of 2005, we accounted for foreign currency translation gains and losses as a component of “Accumulated other comprehensive losses” in our Consolidated Balance Sheets included in Item 1 of Part I of this report.
Income Tax Expense.
     We recognized income tax expense of $61.4 million on pre-tax income of $206.7 million during the three months ended March 31, 2006 compared to income tax expense of $13.2 million on pre-tax income of $43.4 million for the three months ended March 31, 2005. Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Our estimated annual effective tax rate was 29.7% as of March 31, 2006 and 28.0% as of March 31, 2005.

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
     We operate four of our intermediate semisubmersible rigs offshore Mexico for Pemex-Exploración Y Producción, the national oil company of Mexico. The terms of these contracts expose us to greater risks than we normally assume, such as exposure to greater environmental liability. While we believe that the financial terms of the contracts and our operating safeguards in place mitigate these risks, there can be no assurance that our increased risk exposure will not have a negative impact on our future operations or financial results.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. At March 31, 2006, we had $256.9 million in “Cash and cash equivalents” and $351.4 million in “Marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. We operate in an industry that has been, and we expect to continue to be, extremely competitive and highly cyclical. The dayrates we receive for our drilling rigs and rig utilization rates are a function of rig supply and demand in the marketplace, which is generally correlated with the price of oil and natural gas. Demand for drilling services is dependent upon the level of expenditures by oil and gas companies for offshore exploration and development, a variety of political and economic factors and availability of rigs in a particular geographic region. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. These factors are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “— Overview — Industry Conditions” and “ — Forward-Looking Statements.”
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

Purchase Obligations Related to Rig Construction/Modifications.
     In January 2006, we announced that we will upgrade the Ocean Monarch, one of our intermediate semisubmersible drilling rigs, for ultra-deepwater service. We estimate that the total capitalized cost of the project will be approximately $300 million, including capitalized interest, and expect to mobilize the rig to a shipyard in Singapore for the upgrade in the third quarter of 2006.
     As of March 31, 2006, we had purchase obligations aggregating approximately $600 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $190 million, $223 million and $187 million in 2006, 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond our control. We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at March 31, 2006, except for those related to our direct rig operations, which arise during the normal course of business. See “ — Capital Expenditures.”
Debt Conversions.
     Our 1.5 % Convertible Senior Debentures Due 2031, or 1.5% Debentures, and our Zero Coupon Debentures are convertible into shares of our common stock. The 1.5% Debentures are convertible into shares of our common stock at a rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, or $49.02 per share, subject to adjustment in certain circumstances. The Zero Coupon Debentures are convertible into shares of our common stock at a fixed conversion rate of 8.6075 shares of common stock per $1,000 principal amount at maturity of Zero Coupon Debentures, subject to adjustments in certain events. Upon conversion of the 1.5% Debentures we have the right to deliver cash in lieu of shares of our common stock.
     During the first quarter of 2006, holders of $8.5 million accreted value, or $13.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures and holders of $10,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into an aggregate of 120,190 shares of our common stock. As of March 31, 2006, approximately $460.0 million principal amount of our 1.5% Debentures and $10.4 million aggregate accreted value, or $16.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures, respectively, were outstanding.
Letters of Credit.
     We are contingently liable as of March 31, 2006 in the amount of $52.1 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements relating to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. As of March 31, 2006, we had not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
Credit Ratings.
     Our current credit rating is Baa2 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.
Capital Expenditures.
     We spent $6.7 million during the first quarter of 2006 in connection with the major upgrade of the Ocean Monarch, primarily for shipyard deposits, and estimate that expenditures for this project during the remainder of 2006 will be approximately $53 million.
     During 2005, we began the major upgrade of the Ocean Endeavor for ultra-deepwater service at an estimated upgrade cost, including capitalized interest, of approximately $250 million. We spent $63.8 million on this project in the first quarter of 2006 and expect to spend approximately $81 million on this project during the remainder of 2006. We expect delivery of the upgraded rig in mid-2007.

     Our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, are currently under construction in Brownsville, Texas and in Singapore, respectively. We expect the aggregate capitalized cost for the construction of these new units, including drill pipe and capitalized interest, to be approximately $320 million. We spent $57.9 million during the first three months of 2006 related to the new construction and expect to spend approximately an additional $57 million during the remainder of 2006 on these two construction projects. We expect delivery of both units in the first quarter of 2008.
     During the first quarter of 2006, we spent approximately $36.9 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements. We have budgeted approximately $198 million in additional capital expenditures for the remainder of 2006 associated with our ongoing rig equipment replacement and enhancement programs. We expect to finance our 2006 capital expenditures through the use of our existing cash balances or internally generated funds.
Off-Balance Sheet Arrangements.
     At March 31, 2006 and December 31, 2005, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarters ended March 31, 2006 and 2005.
Net Cash Provided by Operating Activities.

	Three Months Ended March 31,
	2006	2005	Change
	(In thousands)
Net income	$145,321	$30,118	$115,203
Net changes in operating assets and liabilities	(63,874)	(46,088)	(17,786)
Loss on sale of marketable securities	194	1,274	(1,080)
Depreciation and other non-cash items, net	51,569	58,419	(6,850)

	$133,210	$43,723	$89,487

     Our cash flows from operations in the first quarter of 2006 increased $89.5 million or 205% over cash generated by our operating activities in the first quarter of 2005. The increase in cash flow from operations in the first three months of 2006 is primarily the result of higher average dayrates earned by and, to a lesser extent, higher utilization of, our offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services. These favorable trends were negatively impacted by an increase in cash required to satisfy our working capital requirements, including a temporary increase in our trade accounts receivable, which is driven primarily by higher dayrates earned by our drilling rigs in first quarter of 2006 as compared to the same period in 2005. These trade receivables will generate cash as the billing cycle is completed.
Net Cash Used in Investing Activities.

	Three Months Ended March 31,
	2006	2005	Change
	(In thousands)
Purchase of marketable securities	$(789,185)	$(1,468,651)	$679,466
Proceeds from sale of marketable securities	443,519	1,418,003	(974,484)
Capital expenditures	(165,332)	(21,674)	(143,658)
Proceeds from maturities of Australian dollar time deposits	—	11,761	(11,761)
Other	912	636	276

	$(510,086)	$(59,925)	$(450,161)

     Our investing activities used $510.1 million during the first quarter of 2006, compared to $59.9 million during the comparable period of 2005. In the first quarter of 2006, we purchased marketable securities, net of sales, of $345.7 million compared to net purchases of $50.6 million during the first quarter of 2005. This increase in net marketable securities purchases is primarily the result of increased cash available for investment due to higher cash inflows from operations in the first quarter of 2006 compared to the same period in 2005.
     During the first three months of 2006, we spent approximately $128.4 million related to the major upgrades of the Ocean Endeavor and Ocean Monarch and construction of our two new jack-up drilling rigs in addition to $36.9 million related to our ongoing capital maintenance. During the first quarter of 2005, our primary focus was on our ongoing capital maintenance program. See “— Liquidity and Capital Requirements — Capital Expenditures.”
     During the first quarter of 2005, our remaining investments in Australian dollar time deposits, which we originally entered into in 2004, matured, resulting in proceeds to us of $11.8 million. In 2005, we stepped up our ongoing program of entering into foreign currency forward exchange contracts to reduce our forward exchange risk. During the first quarter of 2006 we realized net gains totaling $0.4 million on the settlement of several forward exchange contracts in various currencies. We did not settle any similar transactions during the first quarter of 2005.
     As of March 31, 2006, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of $19.9 million in Australian dollars, $24.0 million in Brazilian Reals, $50.1 million in British pounds sterling, $12.8 million in Mexican pesos and $11.1 million in Norwegian Kroners at various times through March 2007. We expect to settle an aggregate of $112.2 million of these forward exchange contracts during the remainder of 2006.
Net Cash Used in Financing Activities.

	Three Months Ended March 31,
	2006	2005	Change
	(In thousands)
Payment of quarterly and special dividends	$(209,723)	$(8,035)	$(201,688)
Proceeds from stock options exercised	786	1,084	(298)
Other	173	(61)	234

	$(208,764)	$(7,012)	$(201,752)

     During the first quarter of 2006 we paid a quarterly cash dividend of $16.1 million, or $0.125 per share of our common stock, and a special cash dividend of $1.50 per share of our common stock, totaling $193.6 million. On March 1, 2005, we paid a quarterly cash dividend of $0.0625 per share of our common stock.
     On April 24, 2006, we declared a quarterly cash dividend of $0.125 per share of our common stock, payable on June 1, 2006 to stockholders of record on May 4, 2006. Any future determination as to payment of quarterly dividends will be made at the discretion of our Board of Directors. In addition, our Board of Directors may, in subsequent years, consider paying additional annual special dividends, in amounts to be determined, if it believes that our financial position, earnings outlook, capital spending plans and other relevant factors warrant such action at that time.
     During the first quarter of 2006 and 2005, we received $0.8 million and $1.1 million, respectively, in proceeds from the exercise of stock options to purchase shares of our common stock.
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
     We record currency translation adjustments and transaction gains and losses as “Other income (expense)” in our Consolidated Statements of Operations. The effect on our results of operations from these translation adjustments and transaction gains and losses has not been material and we do not expect them to have a significant effect in the future.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “— Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Liquidity and Capital Requirements” and “— Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements— Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “—Overview—Industry Conditions” and “— Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “—Overview— Industry Conditions” and “—Operations Outside the United States” );

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future quarterly or special dividends;

•	financing plans;

•	tax planning;

•	budgets for capital and other expenditures (see “— Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “— Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig construction and upgrade projects (see “—Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview— Industry Conditions”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “— Overview—General” and “Risk Factors”) .
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
     The risks and uncertainties included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, or SEC, include additional factors that could adversely affect our business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
     The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” in Item 2 of Part I of this report.
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2006 and December 31, 2005 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2006 and December 31, 2005, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
     The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on our earnings or stockholders’ equity. Further, the computations do not contemplate any actions we could undertake in response to changes in interest rates.
     Our long-term debt as of March 31, 2006 and December 31, 2005 is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $367.2 million and $173.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $34.9 million and $40.0 million, respectively.
Foreign Exchange Risk
     Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We entered into various forward exchange contracts in December 2005 and February 2006 requiring us to purchase predetermined amounts of foreign currencies at predetermined rates. As of March 31, 2006, we had foreign currency forward exchange contracts outstanding requiring us to purchase the equivalent of $19.9 million in Australian dollars, $24.0 million in Brazilian Reals, $50.1 million in British pounds sterling, $12.8 million in Mexican pesos and $11.1 million in Norwegian Kroners at various times through March 2007. We expect to settle an aggregate of $112.2 million and $5.7 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively. These forward exchange contracts were included in “Prepaid expenses and other” in our Consolidated Balance Sheets at March 31, 2006 at fair value in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2006 and December 31, 2005.
     The following table presents our market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	March 31,		December 31,		March 31,		December 31,
Category of risk exposure:	2006		2005		2006		2005
	(In thousands)
Interest rate:

Marketable securities	$351,421	(a)	$2,281	(a)	$400	(c)	$200 (c)
Long-term debt	(1,339,245	) (b)	(1,159,941	) (b)	—		—
Foreign Exchange:
Forward exchange contracts	2,084	(d)	400		22,400	(d)	21,500

(a) The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2006 and December 31, 2005.
(b) The fair values of our 4.875% Senior Notes, 5.15% Senior Notes Due September 1, 2014, 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on March 31, 2006 and December 31, 2005.
(c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2006 and December 31, 2005.
(d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at March 31, 2006 and a decrease in foreign exchange rates of 20% at December 31, 2005.
ITEM 4. Controls and Procedures.
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our last fiscal quarter that ended on March 31, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.
     There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
     Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2005 captioned “Our business involves numerous operating hazards, and we are not fully insured against all of them.” is amended and restated in its entirety as follows:

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
     Pollution and environmental risks generally are not fully insurable, and we do not typically retain loss-of-hire insurance policies to cover our rigs. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including, among other things, war risk and certain physical damage risk. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that we will continue to carry the insurance we currently maintain or that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks. In addition, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable or that we will be able to obtain insurance against some risks.
     The following new risk factor is added:
We have significantly increased our insurance deductibles and have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.
     Because the amount of insurance coverage available to us has been significantly limited and the cost for such coverage has increased substantially, we have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. Although we continue to carry physical damage insurance for certain other losses and we continue to carry liability insurance with coverages similar to prior years, we have significantly increased our deductibles to offset or mitigate premium increases. Our new deductible for physical damage insurance is $150.0 million per occurrence. Our deductible for liability coverage generally has increased to $5.0 million per occurrence, but our deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. These changes result in a higher risk of losses that are not covered by third party insurance contracts. If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 5. Other Information.
     The Incentive Compensation Committee of our Board of Directors has established the annual incentive awards for the 2006 Performance Period, or the 2006 Awards, under our Incentive Compensation Plan for Executive Officers based on the results of our drilling operations, specifically, the percentage of our actual EBITDA (as defined by the Incentive Compensation Committee) for 2006 compared to the average of our budgeted EBITDA for 2006 and our actual EBITDA for 2005. Each participant under the Incentive Compensation Plan has an incentive target that is a percentage of the participant’s eligible base salary, and in no event will the amount available for such participant exceed the product of the participant’s incentive target and eligible base salary. In accordance with the Incentive Compensation Plan, the Incentive Compensation Committee has retained negative discretion to reduce any 2006 Award payable to any of these executive officers.
     The incentive targets established under the Incentive Compensation Plan for each of the participants for the 2006 performance period are set forth in the table below:

		Incentive Target
		As Percentage of
Name	Title	Eligible Base Salary

James S. Tisch	Chairman of the Board and	60%
	Chief Executive Officer

Lawrence R. Dickerson	President and Chief Operating Officer	60%

David W. Williams	Executive Vice President	60%

Rodney W. Eads	Senior Vice President — Worldwide	50%
	Operations

John L. Gabriel, Jr.	Senior Vice President — Contracts	50%
	and Marketing

John M. Vecchio	Senior Vice President — Technical	50%
	Services
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date 2-May-2006	By:	/s/ Gary T. Krenek

Gary T. Krenek
Vice President and Chief Financial Officer

Date 2-May-2006		/s/ Beth G. Gordon

Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2
Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001) (SEC File No. 1-13926).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.