Form 10-Q
period 2006-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2006-08-01
CIK 949039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     As of July 27, 2006      Common stock, $0.01 par value per share      129,165,466 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$643,916	$842,590
Marketable securities	2,040	2,281
Accounts receivable	462,239	357,104
Rig inventory and supplies	47,517	47,196
Prepaid expenses and other	69,242	32,707

Total current assets	1,224,954	1,281,878
Drilling and other property and equipment, net of accumulated depreciation	2,459,728	2,302,020
Other assets	22,286	23,024

Total assets	$3,706,968	$3,606,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,514	$60,976
Accrued liabilities	189,130	169,037
Taxes payable	14,921	38,973

Total current liabilities	256,565	268,986
Long-term debt	965,718	977,654
Deferred tax liability	451,263	445,094
Other liabilities	67,691	61,861

Total liabilities	1,741,237	1,753,595

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 134,082,226 shares issued and 129,165,426 shares outstanding at June 30, 2006; 133,842,429 shares issued and 128,925,629 shares outstanding at December 31, 2005)	1,341	1,338
Additional paid-in capital	1,295,178	1,277,934
Retained earnings	783,640	688,459
Accumulated other comprehensive (losses) gains	(15)	9
Treasury stock, at cost (4,916,800 shares at June 30, 2006 and December 31, 2005)	(114,413)	(114,413)

Total stockholders’ equity	1,965,731	1,853,327

Total liabilities and stockholders’ equity	$3,706,968	$3,606,922

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Contract drilling	$498,390	$272,665	$933,043	$522,687
Revenues related to reimbursable expenses	13,798	10,734	26,875	19,470

Total revenues	512,188	283,399	959,918	542,157

Operating expenses:
Contract drilling	200,182	162,489	374,388	310,703
Reimbursable expenses	11,810	9,099	23,101	16,434
Depreciation	49,519	45,978	99,101	91,450
General and administrative	9,886	9,186	19,827	18,659
Loss (gain) on sale of assets	2,696	(8,250)	2,463	(7,992)

Total operating expenses	274,093	218,502	518,880	429,254

Operating income	238,095	64,897	441,038	112,903

Other income (expense):
Interest income	8,431	6,128	16,806	11,896
Interest expense	(5,744)	(15,756)	(12,550)	(25,323)
(Loss) gain on sale of marketable securities	(8)	77	(202)	(1,197)
Other, net	1,393	445	3,766	870

Income before income tax expense	242,167	55,791	448,858	99,149

Income tax expense	(66,446)	(14,509)	(127,816)	(27,749)

Net income	$175,721	$41,282	$321,042	$71,400

Income per share:
Basic	$1.36	$0.32	$2.49	$0.56

Diluted	$1.27	$0.31	$2.33	$0.53

Weighted average shares outstanding:
Shares of common stock	129,131	128,590	129,079	128,582
Dilutive potential shares of common stock	9,651	9,544	9,678	9,550

Total weighted average shares outstanding	138,782	138,134	138,757	138,132

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$321,042	$71,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,101	91,450
Loss (gain) on sale and disposition of assets	2,463	(7,992)
Loss on sale of marketable securities, net	202	1,197
Deferred tax provision	6,183	22,366
Accretion of discounts on marketable securities	(5,159)	(4,523)
Amortization of debt issuance costs	492	7,370
Amortization of discounts on long-term debt	226	7,156
Stock-based compensation expense	1,438	—
Excess tax benefits from stock-based payment arrangements	(975)	—
Changes in operating assets and liabilities:
Accounts receivable	(105,195)	(76,276)
Rig inventory and supplies and other current assets	(15,534)	(10,737)
Accounts payable and accrued liabilities	(13,802)	(139)
Taxes payable	(44,055)	(4,192)
Other items, net	220	(1,435)

Net cash provided by operating activities	246,647	95,645

Investing activities:
Capital expenditures	(228,725)	(129,459)
Proceeds from sale of assets, net of disposal costs	(1,260)	16,055
Proceeds from sale and maturities of marketable securities	941,789	4,063,503
Purchases of marketable securities	(936,630)	(3,412,724)
Proceeds from maturities of Australian dollar time deposits	—	11,761
Proceeds from settlement of forward contracts	2,003	273

Net cash (used by) provided by investing activities	(222,823)	549,409

Financing activities:
Issuance of 4.875% senior unsecured notes	—	249,462
Debt issue costs	—	(1,429)
Excess tax benefits from share-based payment arrangements	975	—
Redemption of zero coupon debentures	—	(460,015)
Payment of quarterly and special dividends	(225,861)	(16,071)
Proceeds from stock options exercised	2,388	4,935

Net cash used by financing activities	(222,498)	(223,118)

Effect of exchange rate changes on cash	—	(64)

Net change in cash and cash equivalents	(198,674)	421,872
Cash and cash equivalents, beginning of period	842,590	266,007

Cash and cash equivalents, end of period	$643,916	$687,879

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
     As of July 27, 2006 Loews Corporation, or Loews, owned 54.3% of our outstanding shares of common stock.
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
     We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive (losses) gains” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense).”
Derivative Financial Instruments
     Our derivative financial instruments include foreign currency forward exchange contracts and a contingent interest provision that is embedded in our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, issued on April 11, 2001. See Note 5.

Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $16.6 million for the six months ended June 30, 2006. During the six months ended June 30, 2005, we paid interest on long-term debt totaling $83.4 million, which included $73.3 million in accreted interest paid in connection with the June 2005 partial redemption of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures. See Note 8.
     We paid $2.2 million and $4.6 million in foreign income taxes, net of foreign tax refunds, during the six months ended June 30, 2006 and 2005, respectively. We paid $168.4 million in U.S. income taxes during the six months ended June 30, 2006. We received refunds of $5.3 million and $7.7 million in U.S income taxes during the six months ended June 30, 2006 and 2005, respectively.
     During the six months ended June 30, 2006, the holders of $12.1 million accreted value, or $19.9 million in principal amount at maturity, of our Zero Coupon Debentures and $15,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. See Note 8.
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
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Total interest cost including amortization of debt issuance costs	$8,294	$15,843	$16,682	$25,410
Capitalized interest	(2,550)	(87)	(4,132)	(87)

Total interest expense as reported	$5,744	$15,756	$12,550	$25,323

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Other assets” and are amortized over the respective terms of the related debt. Interest expense for the three and six months ended June 30, 2005 includes $6.9 million in debt issuance costs that we wrote-off in connection with the June 2005 redemption of approximately 96% of our then outstanding Zero Coupon Debentures.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the six months ended June 30, 2006 or 2005.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Net income	$175,721	$41,282	$321,042	$71,400
Other comprehensive gains (losses), net of tax:
Foreign currency translation gain (loss)	—	47	—	(410)
Unrealized holding (loss) gain on investments	(5)	4	38	25
Reclassification adjustment for gain included in net income	(62)	(40)	(62)	(85)

Comprehensive income	$175,654	$41,293	$321,018	$70,930

Currency Translation
     Our functional currency is the U.S. dollar. Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which our subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. As a result of this change, currency translation adjustments and transaction gains and losses are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2006, we recognized net foreign currency exchange gains of $1.7 million and $4.1 million, respectively. We recognized net foreign currency exchange gains of $0.5 million and $0.8 million during the three and six months ended June 30, 2005, respectively.
Revenue Recognition
     Revenue from our dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight-line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the initial term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the impact, if any, of applying the guidance provided in FIN 48; however, we do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations, financial position or cash flows.
2. Stock-Based Compensation
     Our Second Amended and Restated 2000 Stock Option Plan, or Stock Plan, provides for the issuance of either incentive stock options or non-qualified stock options to our employees, consultants and non-employee directors. Our Stock Plan also authorizes the award of stock appreciation rights, or SARs, in tandem with stock options or separately. The aggregate number of shares of our common stock for which stock options or SARs may be granted is 1,500,000 shares. The exercise price per share may not be less than the fair market value of the common stock on the date of grant. Generally, stock options and SARs vest ratably over a four year period and expire in ten years.
     Effective January 1, 2006, we adopted the FASB revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123(R), using the modified prospective application transition method. SFAS 123(R) requires that compensation cost related to share-based payment transactions be recognized in financial statements. The effect of adopting SFAS 123(R) as of January 1, 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Stock		Stock
	Options	SARs	Options	SARs
	(In thousands, except per share data)
Income from continuing operations	$678	$90	$1,349	$90
Income before income taxes	678	90	1,349	90
Net income	484	64	964	64

Cash flow from operations	$(802)	$—	$(975)	$—
Cash flow from financing activities	802	—	975	—

Basic earnings per share	$(0.01)	$—	$—	$—
Diluted earnings per share	(0.01)	—	—	—

     Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for our Stock Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized for the options granted to our employees in periods prior to January 1, 2006. If compensation expense had been recognized for stock options granted to our employees based on the fair value of the options at the grant dates our net income and earnings per share, or EPS, would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)
Net income (loss) as reported	$41,282	$71,400
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(330)	(641)

Pro forma net income	$40,952	$70,759

Earnings per share of common stock:
As reported	$0.32	$0.56

Pro forma	$0.32	$0.55

Earnings per share of common stock-assuming dilution:
As reported	$0.31	$0.53

Pro forma	$0.31	$0.53

     The fair value of options and SARs granted under the Stock Plan was estimated using the Binomial Option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected life of stock options/SARs (in years)	6	7	6.1	7
Expected volatility	30.00%	32.00%	30.00%	31.87%
Dividend yield	0.54%	0.47%	0.55%	0.47%
Risk free interest rate	4.98%	4.05%	4.98%	4.04%
     Expected life of stock options and SARs is based on historical data as is the expected volatility. The dividend yield is based on the current approved regular dividend rate in effect and the current market price at the time of grant. Risk free interest rates are determined using the U.S. Treasury yield curve at time of grant with a term equal to the expected life of the options and SARs.

     A summary of the status of stock option and SARs transactions in the first half of 2006 follows:

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value
	Number of	Average	Contractual	(In
	Awards	Exercise Price	Term	Thousands)

Awards outstanding at January 1	556,590	$36.79
Granted	51,475	$91.12
Exercised	(67,864)	$34.30
Canceled	(350)	$92.67

Awards outstanding at June 30	539,851	$42.25	7.9	$22,651

Awards exercisable at June 30	248,776	$33.18	6.4	$12,512

     The weighted-average grant date fair values of options granted during the quarter ended June 30, 2006 and June 30, 2005 were $44.49 and $21.95, respectively. The weighted-average grant date fair values of options granted during the six months ended June 30, 2006 and June 30, 2005 were $43.78 and $21.72, respectively. The total intrinsic value of options exercised during the quarter ended June 30, 2006 and June 30, 2005 was $3.0 million and $1.0 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was $3.7 million and $1.1 million, respectively. As of June 30, 2006 there was $6.9 million of total unrecognized compensation cost related to nonvested stock options and SARs granted under the Stock Plan which we expect to recognize over a weighted average period of 2.1 years.
3. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands, except per share data)
Net income — basic (numerator):	$175,721	$41,282	$321,042	$71,400
Effect of dilutive potential shares
1.5% Debentures	811	1,159	1,752	2,329
Zero Coupon Debentures	58	—	181	—

Net income including conversions — diluted (numerator)	$176,590	$42,441	$322,975	$73,729

Weighted average shares — basic (denominator):	129,131	128,590	129,079	128,582
Effect of dilutive potential shares
1.5% Debentures	9,382	9,383	9,383	9,383
Zero Coupon Debentures	111	—	145	—
Stock options	158	161	150	167

Weighted average shares including conversions — diluted (denominator)	138,782	138,134	138,757	138,132

Earnings per share:
Basic	$1.36	$0.32	$2.49	$0.56

Diluted	$1.27	$0.31	$2.33	$0.53

     Our computations of diluted EPS for the three and six months ended June 30, 2006 exclude, respectively, stock options representing 3,000 shares of common stock and 45,125 SARs from the computation of diluted EPS because the exercise prices of the options and SARs were higher than the average market price per share of our common stock for the applicable period.

     Our computations of diluted EPS for the three and six months ended June 30, 2005 exclude, respectively, approximately 5.1 million and 6.0 million potentially dilutive shares of common stock issuable upon conversion of our Zero Coupon Debentures because the inclusion of such potentially dilutive shares would have been antidilutive. For the quarter and six months ended June 30, 2005, we also excluded stock options representing 3,000 shares of common stock from the computation of diluted EPS because the options’ exercise prices were higher than the average market price per share of our common stock for the applicable period.
4. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	June 30, 2006
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Mortgage-backed securities	$2,064	$(24)	$2,040

	December 31, 2005
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Mortgage-backed securities	$2,267	$14	$2,281

     In November 2005, the FASB issued FASB Staff Position, or FSP, No. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” or FSP 115-1, which applies to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP 115-1 replaces guidance set forth in Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and requires additional disclosure related to factors considered in concluding that an impairment is not other-than-temporary. FSP 115-1 was effective for reporting periods beginning after December 15, 2005, and we adopted this standard on January 1, 2006. Our adoption of this standard had no significant effect on our consolidated results of operations for the three and six months ended June 30, 2006.
     We considered the requirements of FSP 115-1 related to our unrealized loss position on our mortgage-backed securities at June 30, 2006 and determined that it was not significant.
     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Proceeds from sales	$148,270	$1,245,500	$591,789	$2,613,503
Proceeds from maturities	350,000	1,400,000	350,000	1,450,000
Gross realized gains	—	106	—	183
Gross realized losses	(9)	(29)	(203)	(1,380)

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
     During the quarter and six months ended June 30, 2006, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $1.6 million and $2.0 million, respectively. As of June 30, 2006, we had foreign currency forward exchange contracts outstanding, which aggregated $81.5 million, that require us to purchase the equivalent of $12.3 million in Australian dollars, $17.7 million in Brazilian Reals, $30.9 million in British pounds sterling, $12.9 million in Mexican pesos and $7.7 million in Norwegian Kroners at various times through March 2007. We expect to settle an aggregate of $72.4 million and $9.1 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively.
     These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. The forward contracts we entered into in 2005 and 2006 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $0.5 million and $2.6 million in our Consolidated Statements of Operations for the three and six months ended June 30, 2006, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We recorded net pre-tax unrealized gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively, as “Other income (expense)” to the adjust the carrying value of our derivative financial instruments to their fair value at June 30, 2005. We have presented the $2.6 million and $0.4 million fair value of these foreign currency forward exchange contracts at June 30, 2006 and December 31, 2005, respectively, as “Prepaid expenses and other” in our Consolidated Balance Sheets.
Contingent Interest
     Our 1.5% Debentures, of which an aggregate principal amount of approximately $460 million are outstanding, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2005 or at June 30, 2006.
6. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Drilling rigs and equipment	$3,713,592	$3,639,239
Construction work-in-progress	375,922	195,412
Land and buildings	16,498	16,280
Office equipment and other	26,079	24,351

Cost	4,132,091	3,875,282
Less: accumulated depreciation	(1,672,363)	(1,573,262)

Drilling and other property and equipment, net	$2,459,728	$2,302,020

     Construction work-in-progress at June 30, 2006 consisted of $216.3 million, including accrued capital expenditures of $79.1 million, related to the major upgrade of the Ocean Endeavor for ultra-deepwater service and $145.2 million for the construction of two new jack-up drilling units, the Ocean Scepter and Ocean Shield. We expect the upgrade of the Ocean Endeavor to be completed in early 2007 and to relocate this rig from Singapore to the U.S. where it is scheduled to operate under a four-year contract. We anticipate that our two new jack-up units will be ready for service in the first quarter of 2008. Construction work-in-progress related to these projects was $195.4 million at December 31, 2005.
     At June 30, 2006, construction work-in-progress also included $14.4 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service, consisting primarily of shipyard deposits and other costs incurred in connection with preparing the rig for its dry tow to Singapore. We expect the rig to arrive in Singapore and commence shipyard work in the third quarter of 2006. We expect the project to be completed during the fourth quarter of 2008.
7. Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Payroll and benefits	$30,915	$27,265
Personal injury and other claims	9,308	8,284
Interest payable	11,789	12,384
Deferred revenue	10,053	8,732
Customer prepayments	4	21,390
Accrued project/upgrade expenses	93,711	62,628
Hurricane related expenses	5,840	3,508
Other	27,510	24,846

Total	$189,130	$169,037

8. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Zero Coupon Debentures (due 2020)	$6,753	$18,720
1.5% Debentures (due 2031)	459,972	459,987
5.15% Senior Notes (due 2014)	249,487	249,462
4.875% Senior Notes (due 2015)	249,506	249,485

Total	$965,718	$977,654

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
Debt Conversions
     During the first half of 2006, holders of $12.1 million accreted value, or $19.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. The debentures were converted at a fixed rate of 8.6075 shares per $1,000 principal amount at maturity of debentures, resulting in the issuance of 171,629 shares of our common stock in the first six months of 2006.
     Also during the first half of 2006, holders of $15,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. The debentures were converted at the rate of

20.3978 shares per $1,000 principal amount of debentures, or $49.02 per share, resulting in the issuance of 304 shares of our common stock in the first six months of 2006.
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
     Litigation. We are a defendant in a lawsuit filed January 2005 in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that our semisubmersible rig, the Ocean America, damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys’ fees and costs. We deny any liability for plaintiffs’ alleged loss and do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows.
     We are one of several unrelated defendants in a lawsuit filed in the Circuit Courts of the State of Mississippi alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. We expect to receive complete defense and indemnity from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows.
     Various other claims have been filed against us in the ordinary course of business. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. At June 30, 2006, our reserves related to our Brazilian operations aggregated $13.9 million, of which $0.4 million and $13.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Reserves related to our Brazilian operations totaled $14.1 million at December 31, 2005, of which $0.8 million was recorded in “Accrued liabilities” and $13.3 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Effective May 1, 2006, in conjunction with our insurance policy renewals, we increased our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, to $5.0 million per occurrence, with no aggregate deductible. Prior to this renewal, our uninsured retention of liability for personal injury claims was $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for personal injuries that are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At June 30, 2006, our estimated liability for personal injury claims was $40.6 million, of which $9.3 million and $31.3 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2005, we had recorded loss reserves for personal injury claims aggregating $38.9 million, of which $8.3 million and $30.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of June 30, 2006, we had purchase obligations aggregating approximately $580 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $168 million, $223 million and $189 million for the remainder of 2006 and in 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at June 30, 2006, except for those related to our direct rig operations, which arise during the normal course of business.
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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
High Specification Floaters	$189,003	$97,579	$353,916	$191,690
Other Semisubmersibles	198,738	112,359	372,803	207,342
Jack-ups	110,649	63,160	206,324	123,863
Other	—	(433)	—	(208)

Total contract drilling revenues	498,390	272,665	933,043	522,687
Revenues related to reimbursable expenses	13,798	10,734	26,875	19,470

Total revenues	$512,188	$283,399	$959,918	$542,157

Geographic Areas
     At June 30, 2006 our drilling rigs were located offshore eleven countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
United States	$279,131	$156,839	$545,086	$288,129

Foreign:
South America	53,282	25,567	102,141	53,137
Europe/Africa	67,435	26,373	115,128	44,648
Australia/Asia/Middle East	90,477	53,341	154,219	113,910
Mexico	21,863	21,279	43,344	42,333

Total revenues	$512,188	$283,399	$959,918	$542,157

11. Income Taxes
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no U.S. tax expense or benefits were recognized on these earnings or losses in 2006 or 2005.
     We recognized income tax expense of $66.4 million on pre-tax income of $242.2 million during the three months ended June 30, 2006 compared to income tax expense of $14.5 million on pre-tax income of $55.8 million for the three months ended June 30, 2005. Our estimated annual effective tax rate was 28.5% as of June 30, 2006 and 27.1% as of June 30, 2005.
     The estimated annual effective tax rate of 28.5% at June 30, 2006 declined from the estimate of 29.7% at March 31, 2006 primarily due to a deduction allowable under Internal Revenue Code Section 199 attributable to qualified production activities income that was previously thought to be inapplicable to the drilling industry. The Treasury Department and Internal Revenue Service issued additional guidelines during the second quarter of 2006 clarifying that the deduction is available to the drilling industry with respect to qualified production activities income. Inclusion of this deduction in the computation of the estimated annual effective tax rate for the second quarter of 2006 resulted in an actual effective tax rate of 27.4% for the quarter.
     Tax expense for the three months ended June 30, 2005 included $0.2 million related to a settlement of a tax dispute in East Timor and a $0.9 million adjustment related to finalizing prior year tax returns in the United Kingdom, or U.K. This additional expense was not included in the June 30, 2005 estimated annual effective rate.
     We recognized income tax expense of $127.8 million on pre-tax income of $448.9 million during the six months ended June 30, 2006 compared to income tax expense of $27.7 million on pre-tax income of $99.1 million for the same period in 2005.
     Tax expense for the six months ended June 30, 2005 also included expense of $0.9 million related to finalizing prior year tax returns in the U.K., $0.2 million related to a settlement of a tax dispute in East Timor and $0.1 million related to an increase in the expected settlement of a tax dispute in Brazil. Partially offsetting the higher tax expense was a $0.2 million reduction in our valuation allowance for prior year foreign tax credits which primarily arose from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense were not included in the 2005 estimated annual effective tax rate of 27.1% and resulted in an actual effective tax rate of 28.0% for the six months ended June 30, 2005.

12. Pension Plan
     The defined benefit pension plan established by Arethusa effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.
     As a result of freezing the plan, no service cost has been accrued for the periods presented.
     Components of net periodic benefit costs were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
		(In thousands)
Interest cost	$263	$260	$526	$520
Expected return on plan assets	(340)	(317)	(680)	(633)
Amortization of unrecognized loss	76	77	152	153

Net periodic pension expense	$(1)	$20	$(2)	$40

     During 2005 we made a voluntary contribution to the plan of $0.2 million. We do not expect to make a contribution to our pension plan in 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) and Item 1A of Part II, “Risk Factors” included elsewhere in this report and our audited consolidated financial statements and the notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship.
Overview
Industry Conditions
     Worldwide demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs remained strong during the second quarter of 2006. However, the jack-up market in the U.S. Gulf of Mexico, or GOM, is experiencing some selective pricing pressure, which is being manifested in the form of slightly lower dayrates, with the potential for a given rig to be stacked for a short period between wells. We believe this situation is primarily the result of a seasonal decline in drilling activity as some operators postpone wells in areas of historically high hurricane activity to avoid possible downtime during the GOM hurricane season (June through October). Additionally, there are a number of jack-up rigs currently scheduled to leave the GOM in the fourth quarter of 2006 that are taking very short-term fill-in work at reduced rates to avoid idling the units prior to mobilization, thereby negatively impacting near-term GOM dayrates. We believe that both of these situations are temporary.
     Exclusive of the GOM jack-up market, which accounts for 16% of our revenue for the quarter ended June 30, 2006, solid fundamental market conditions remain in place for all classes of offshore drilling rigs worldwide, and dayrates have continued to increase along with the length of term contracts. As a result, our contract drilling backlog at July 3, 2006 was $5.4 billion. This backlog consisted of $5.2 billion related to executed contracts and $0.2 billion related to anticipated performance bonuses and customer commitments for which contracts had not yet been executed as of such date. We expect approximately $1.0 billion of the contracted backlog to be realized in 2006. Our contract drilling backlog at April 24, 2006 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006) was $4.8 billion. Contract drilling backlog is calculated assuming full utilization of our drilling equipment for the contract period; however, utilization rates, which generally approach 95-98%, can be adversely impacted by downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather.
     Gulf of Mexico. In the GOM, the market for our semisubmersible equipment remains firm. Dayrates on our seven high-specification floaters in the GOM are as high as $400,000 for future work, though the pace of contracting for these rigs has slowed due to the length of our existing agreements, many of which extend into 2008.
     The dayrates for our five intermediate semisubmersibles currently operating in the GOM have reached as high as $300,000 for a one-well contract beginning in mid-August 2006. This contrasts with an average dayrate of approximately $75,000 earned by our intermediate drilling units in the GOM during the second quarter of 2005. Additionally, we expect to mobilize the intermediate semisubmersible Ocean Lexington from the GOM to Egypt as scheduled late in the third quarter under a three-year contract ending in mid-July 2009. The rig is contracted at a dayrate of $265,000. We continue to view the deepwater and intermediate markets in the GOM as under-supplied and believe that the GOM market will remain strong during the remainder of 2006.
     Our jack-up fleet in the GOM also continued to experience high utilization during the second quarter of 2006 with some selective pressure on dayrates, compared to the first quarter of 2006. For example, the 300-ft. water-depth-rated Ocean Spartan was contracted in early July 2006 at a dayrate of $105,000, compared to the previous contract for the unit at $125,000 per day at the beginning of the second quarter of 2006. However, the 350-ft. rated Ocean Tower is currently operating at $157,250 per day, up slightly from a previous rate of $154,500. These current rates contrast with an average dayrate in the high $40,000 range earned by our jack-up rigs in the GOM during the second quarter of 2005. We believe that the current selective pricing pressure on jack-up rigs in the GOM is temporary.

     In the Mexican sector of the Gulf of Mexico, or Mexican GOM, the Ocean Nugget has received a 912-day term contract from the Mexican national oil company, PEMEX – Exploración Y Producción, or PEMEX, at a dayrate of $169,500 and is expected to mobilize from the U.S. GOM to Mexico in late August 2006. The 300-ft. water-depth-rated jack-up unit is currently working at a dayrate of $135,000. In addition to the Ocean Nugget, we have three intermediate semisubmersible rigs under long-term contracts with PEMEX that extend into late 2007. Early in the third quarter of 2006, the intermediate semimsubmersible Ocean Whittington completed the contracted scope of work for PEMEX, and the contract was terminated three months early by PEMEX. Subsequently, the rig has mobilized back to the GOM where it will undergo maintenance and preparation for an 18-month, international job at a dayrate of approximately $295,000 per day job for which we have received a letter of intent. We expect the market for the Mexican GOM to remain strong during 2006. Additionally, we have received a letter of intent for the Ocean Worker for six months of international term work at a dayrate of approximately $450,000 plus mobilization and demobilization fees, beginning in late August 2007, subsequent to the end of the rig’s current contract with PEMEX.
     Brazil. Two of our rigs operating in Brazil are currently working under term contracts that expire in 2009 and two additional rigs are operating under contracts expiring in 2010. We expect the Brazilian semisubmersible market to remain strong during 2006.
     North Sea. Effective industry utilization remains near 100 percent in the North Sea where we have three intermediate semisubmersible rigs in the United Kingdom, or U.K., and one intermediate unit in Norway. Indicating the strength of this market, one of our customers recently extended contracts for both the Ocean Princess and Ocean Nomad for two years each, beginning in January and August of 2008, respectively. The new dayrate for both units will be $335,000, compared with current dayrates of $152,500 and $157,500 for the Ocean Princess and Ocean Nomad, respectively. In Norway, the Ocean Vanguard is working under a $140,000 per day contract that expires early in the fourth quarter of 2006, followed by three options, two of which have been exercised, priced at $160,000 per day. The last, unpriced option expires in the second quarter of 2008 and is expected to be exercised. We believe this market will remain strong during 2006.
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up unit operating in the Australia/Asia market, and two jack-up rigs operating in the Middle East/Mediterranean sector. All eight of these rigs are operating under contracts for work extending into 2007 or 2008. The dayrate for one of our intermediate semisubmersibles offshore Australia is $375,000 for a one-year program scheduled to begin early in the second quarter of 2007. This contrasts with a dayrate of approximately $80,000 that the unit is currently earning. A second intermediate floater offshore Australia has a one-year contract beginning in the fourth quarter of 2007 at a dayrate of $350,000, contrasted with a dayrate of approximately $90,000 that the unit is currently earning. We believe that the Australia/Asia and Middle East/Mediterranean markets will remain strong during 2006.
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
     We recognize revenue from dayrate drilling contracts as services are performed. In connection with such drilling contracts, we may receive lump-sum fees for the mobilization of equipment. We earn these fees as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight-line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.
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
     In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey requires some downtime for the drilling rig, it normally does not require dry-docking or shipyard time. During 2006, we expect to spend an aggregate of $7.4 million for 5-year surveys and intermediate surveys, excluding mobilization costs and any resulting repair and maintenance costs.
     Under current conditions in the insurance marketplace, insurance coverage for offshore drilling rigs, if available, is offered at substantially higher insurance premium rates than in the past and is subject to an increasing number of coverage limitations, due in part to underwriting losses suffered by the insurance industry in recent years as a result of damage caused by hurricanes in the Gulf of Mexico in 2004 and 2005. In some cases, quoted renewal premiums have increased by more than 200%, with the addition of substantial deductibles and limits on the amount of claims payable for losses arising from named windstorms. In light of these factors, we determined that retention of additional risk was preferable to paying dramatically higher premiums for limited coverage. Accordingly, effective May 1, 2006 we have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. For our other physical damage coverage, our deductible is $150.0 million per occurrence. As a result of our reduced coverage, our premiums for this coverage have been reduced from the amounts we paid in 2005 and are lower than the renewal rates quoted by our insurance carriers. We also renewed our liability policies in May 2006, with an increase in premiums and deductibles. Our new deductibles under these policies have generally increased to $5.0 million per occurrence, but our deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. In addition, we have elected to self-insure a portion of our excess liability coverage related to named windstorms in the U.S. Gulf of Mexico. To the extent that we incur certain liabilities related to named windstorms in the U.S. Gulf of Mexico in excess of $75.0 million, we are self-insured for up to a maximum retention of $17.5 million per occurrence in addition to these deductibles.
     If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment or to the property of others for which we may be liable, it could have a material adverse effect on our financial position, results of operations or cash flows.
     Insurance premiums will be amortized as expense over the applicable policy periods which generally expire at the end of April 2007.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to these policies during the six months ended June 30, 2006.

Results of Operations
Three Months Ended June 30, 2006 and 2005
     Comparative data relating to our revenues and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior period to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Three Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$189,003	$97,579	$91,424
Intermediate Semisubmersibles	198,738	112,359	86,379
Jack-ups	110,649	63,160	47,489
Other	—	(433)	433

Total Contract Drilling Revenue	$498,390	$272,665	$225,725

Revenues Related to Reimbursable Expenses	$13,798	$10,734	$3,064

CONTRACT DRILLING EXPENSE
High Specification Floaters	$62,051	$46,011	$(16,040)
Intermediate Semisubmersibles	95,465	80,873	(14,592)
Jack-ups	39,872	32,751	(7,121)
Other	2,794	2,854	60

Total Contract Drilling Expense	$200,182	$162,489	$(37,693)

Reimbursable Expenses	$11,810	$9,099	$(2,711)

OPERATING INCOME (LOSS)
High Specification Floaters	$126,952	$51,568	$75,384
Intermediate Semisubmersibles	103,273	31,486	71,787
Jack-ups	70,777	30,409	40,368
Other	(2,794)	(3,287)	493
Reimbursable expenses, net	1,988	1,635	353
Depreciation	(49,519)	(45,978)	(3,541)
General and administrative expense	(9,886)	(9,186)	(700)
Gain (loss) on sale and disposition of assets	(2,696)	8,250	(10,946)

Total Operating Income	$238,095	$64,897	$173,198

High Specification Floaters.

	Three Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$140,539	$67,108	$73,431
Australia/Asia/Middle East	16,318	16,538	(220)
South America	32,146	13,933	18,213

Total Contract Drilling Revenue	$189,003	$97,579	$91,424

CONTRACT DRILLING EXPENSE
GOM	$37,809	$21,412	$(16,397)
Australia/Asia/Middle East	6,648	10,432	3,784
South America	17,594	14,167	(3,427)

Total Contract Drilling Expense	$62,051	$46,011	$(16,040)

OPERATING INCOME	$126,952	$51,568	$75,384

     GOM. Revenues for our high-specification rigs in the GOM increased $73.4 million during the second quarter of 2006 compared to the same period in 2005, primarily due to higher average dayrates earned during 2006 ($60.3 million), and revenues generated by the Ocean Baroness, which relocated to the GOM from the Australia/Asia market in the latter half of 2005 ($14.8 million). Average operating revenue per day for our rigs in this market increased to $237,200 during the second quarter of 2006 compared to $126,000 for the comparable period of 2005, reflecting the continued high demand for this class of rig in the GOM.
     Excluding the Ocean Baroness, average utilization for our high-specification rigs in the GOM decreased slightly from 98% during the second quarter of 2005 to 95% in the second quarter of 2006, resulting in a $1.7 million decrease in revenues generated in the second quarter of 2006 compared to the second quarter of 2005. Downtime in the second quarter of 2006 primarily related to the Ocean Victory which spent 14 days in a shipyard for a mooring upgrade.
     Operating costs for our high-specification floaters in the GOM increased $16.4 million during the second quarter of 2006 over operating costs for the same period in 2005. Excluding the Ocean Baroness which incurred $8.0 million in operating expenses in the second quarter of 2006 while working in the GOM and $1.4 million in mobilization expenses related to the mooring upgrade for the Ocean Victory, operating costs increased $7.0 million or 33% during the second quarter of 2006 compared to the second quarter of 2005. This increase in rig operating costs is primarily attributable to higher labor and benefits costs as a result of wage increases and other compensation enhancement programs implemented after the second quarter of 2005 and higher routine and major maintenance and repair costs.
     Australia/Asia/Middle East. Revenues generated by our high-specification rigs operating in the Australia/Asia/Middle East region decreased slightly for the quarter ended June 30, 2006 compared to the comparable period in 2005. Our revenues in this region during the second quarter of 2005 included $6.1 million generated by the Ocean Baroness operating offshore Indonesia which was subsequently relocated to the GOM in the latter half of 2005. The decrease in revenues in this region due to the relocation of the Ocean Baroness was largely offset by an increase in average operating revenue per day for the Ocean Rover from $130,100 in the second quarter of 2005 to $180,500 in the second quarter of 2006 ($4.6 million). Utilization also improved for the Ocean Rover during the second quarter of 2006 compared to the second quarter of 2005, resulting in $1.3 million in additional revenues.
     Contract drilling expenses in this region decreased $3.8 million for the three months ended June 30, 2006 compared to the same period in 2005, primarily due to the relocation of the Ocean Baroness to the GOM in the latter half of 2005.

     South America. Revenues for our two high-specification rigs operating offshore Brazil increased $18.2 million for the three months ended June 30, 2006 compared to the same period in 2005, primarily due to higher average dayrates earned by our rigs in this market as a result of contract renewals for both rigs in the latter part of 2005. Average operating revenue per day earned by our high-specification units in this region increased to $179,300 in the second quarter of 2006 from $96,600 in the second quarter of 2005, generating $14.8 million in additional revenues in the second quarter of 2006.
     Utilization for our rigs offshore Brazil increased from 79% during the second quarter of 2005 to 99% during the second quarter of 2006, contributing $3.4 million in additional revenues. The increase in utilization is primarily due to decreased downtime in the second quarter of 2006 compared to the second quarter of 2005 when both rigs in this region had combined downtime for repairs of 35 days compared to their nearly full utilization in the comparable period of 2006.
     Contract drilling expense for our operations in Brazil increased $3.4 million during the three months ended June 30, 2006 compared to the same period in 2005. The increase in costs is primarily due to higher labor and benefits costs as a result of 2005 and March 2006 pay increases and other compensation enhancement programs, increased agency fee costs (which are based on a percentage of revenues) and higher maintenance and project costs.
Intermediate Semisubmersibles.

	Three Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$44,694	$25,763	$18,931
Mexican GOM	21,864	21,279	585
Australia/Asia/Middle East	56,789	27,310	29,479
Europe/Africa	54,257	26,373	27,884
South America	21,134	11,634	9,500

Total Contract Drilling Revenue	$198,738	$112,359	$86,379

CONTRACT DRILLING EXPENSE
GOM	$19,571	$10,292	$(9,279)
Mexican GOM	15,926	14,254	(1,672)
Australia/Asia/Middle East	23,002	20,399	(2,603)
Europe/Africa	23,964	24,884	920
South America	13,002	11,044	(1,958)

Total Contract Drilling Expense	$95,465	$80,873	$(14,592)

OPERATING INCOME	$103,273	$31,486	$71,787

     GOM. Revenues generated during the second quarter of 2006 by our intermediate semisubmersible fleet increased $18.9 million compared to the same quarter of 2005, due to improved utilization of our fleet in this market ($10.6 million) and higher average dayrates earned ($8.3 million). Average dayrates earned by our intermediate semisubmersibles in the GOM increased to $107,600 in the second quarter of 2006 compared to $78,600 in the second quarter of 2005.
     The overall increase in utilization for our rigs in this market is primarily due to the full utilization of both the Ocean New Era (reactivated in December 2005) and the Ocean Lexington in the second quarter of 2006 compared to the comparable period of 2005. During the second quarter of 2005 the Ocean Lexington was in a shipyard for a month for a scheduled special survey and steel renewal project. Partially offsetting the increase in utilization in the second quarter of 2006 was downtime for the Ocean Concord which was in a shipyard for a month in connection with a mooring upgrade.
     Contract drilling expense for our operations in the GOM increased $9.3 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to the inclusion of normal operating costs for the previously cold-stacked Ocean New Era, higher labor costs due to 2005 and March 2006 pay increases, higher repair and maintenance costs for most of our rigs in this market due to the high, sustained utilization of the fleet and mobilization costs incurred related to relocating the Ocean Concord to a shipyard for a mooring upgrade.
     Mexican GOM. Revenues generated by our four rigs operating in the Mexican GOM during the second quarter of 2006 were relatively unchanged compared to the same period in 2005 as these rigs were working under long-term contracts entered into in 2003. Operating costs in the Mexican GOM increased $1.7 million in the second quarter of 2006 compared to the second quarter of 2005, primarily due to higher miscellaneous operating costs, as well as the effect of 2005 and March 2006 wage increases for our rig-based personnel.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $56.8 million during the three months ended June 30, 2006 compared to revenues of $27.3 million in the comparable period of 2005. The $29.5 million increase in operating revenues was primarily due to an increase in average operating revenue per day from $72,400 in the second quarter of 2005 to $156,000 during the second quarter of 2006, which generated $30.3 million in additional revenues during the second quarter of 2006. In addition, the full utilization of the Ocean Epoch during the second quarter of 2006 generated an additional $1.1 million in revenues, as compared to the second quarter of 2005 when this drilling unit only worked for two-thirds of the quarter after completion of a scheduled 5-year survey and other regulatory inspections, as well as contract preparation work in advance of its move to a location offshore Malaysia.
     During the quarter ended June 30, 2005 we recognized $2.3 million in mobilization revenue in connection with the 2004 mobilization of the Ocean Patriot from South Africa to New Zealand and the Bass Strait. We did not recognize any mobilization revenue for rig moves in this region during the quarter ended June 30, 2006. In the second quarter of 2006, we recognized $0.2 million in revenues related to the amortization of a lump-sum option fee received from one of our customers.
     Contract drilling expense for the Australia/Asia/Middle East region increased $2.6 million for the second quarter of 2006 compared to the second quarter in 2005. The overall increase in costs is primarily attributable to higher labor costs as a result of wage increases after the second quarter of 2005, higher routine repair and maintenance costs and higher shorebase support costs. This increase is partially offset by the recognition of $1.7 million in deferred mobilization expenses for the Ocean Patriot and Ocean Epoch in the second quarter of 2005. We did not recognize rig mobilization costs in this region in the second quarter of 2006 as there were no eligible rig moves during the period.
     Europe/Africa. Operating revenues for our intermediate semisubmersibles working in this region increased $27.9 million in the second quarter of 2006, primarily due to an increase in the average operating revenue per day from $91,400 in the second quarter of 2005 to $153,000 in the comparable period of 2006, primarily due to dayrate increases for our three rigs operating in the U.K. sector of the North Sea. This increase in average operating revenue per day generated $19.9 million in additional revenues during the three months ended June 30, 2006.
     Average utilization of our rigs in the Europe/Africa region increased from 79% in the second quarter of 2005 to 97% in the second quarter of 2006, generating $7.7 million in additional revenues in the second quarter of 2006 compared to the same period in 2005. The increase in average utilization is primarily due to the nearly full utilization in the second quarter of 2006 of the Ocean Vanguard, which spent approximately 40 days in a shipyard during the second quarter of 2005 for a 5-year survey and related repairs, and the Ocean Nomad, which incurred 30 days of unpaid downtime for repairs in April 2005.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa region decreased $0.9 million during the second quarter of 2006 compared to the second quarter of 2005, primarily due to a decrease in maintenance costs for the Ocean Vanguard, which underwent a survey and related repairs during the second quarter of 2005 and reduced rig mobilization costs for the Ocean Nomad related to its relocation from Gabon to the U.K. in late 2004. Partially offsetting the overall decrease in contract drilling expense for the second quarter of 2006 were higher labor costs in the 2006 quarter, reflective of wage increases after the second quarter of 2005, and the effect of the reversal of a prior period reserve for U.K. mandated labor benefits in the second quarter of 2005.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $21.1 million in the second quarter of 2006 compared to revenues of $11.6 million in the comparable period of 2005. The 82% increase in operating revenues was primarily the result of an increase in the average operating revenue per day earned by our two rigs in this market, as a result of contract extensions for the Ocean Yatzy and Ocean Winner in the fourth quarter of 2005 and in mid-March 2006, respectively. Average operating revenue per day increased from

$64,700 during the second quarter of 2005 to $124,500 during the second quarter of 2006, generating $10.0 million in additional revenue during the second quarter of 2006 compared to the same period in 2005.
     Operating expenses for the Ocean Yatzy and Ocean Winner increased $2.0 million in the second quarter of 2006, compared to the same period in 2005, primarily due to increased labor costs for our rig-based personnel as a result of wage increases and other compensation enhancement programs implemented after the second quarter of 2005, higher repair, maintenance and freight costs and other routine operating costs in the second quarter of 2006 compared to the same period of 2005.
Jack-Ups.

	Three Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$80,102	$53,667	$26,435
Australia/Asia/Middle East	17,369	9,493	7,876
Europe/Africa	13,178	—	13,178

Total Contract Drilling Revenue	$110,649	$63,160	$47,489

CONTRACT DRILLING EXPENSE
GOM	$29,431	$24,741	$(4,690)
Australia/Asia/Middle East	6,075	8,010	1,935
Europe/Africa	4,366	—	(4,366)

Total Contract Drilling Expense	$39,872	$32,751	$(7,121)

OPERATING INCOME	$70,777	$30,409	$40,368

     GOM. Our operating results in this region reflect the improvement in average operating dayrates and utilization for jack-up rigs in the GOM during the second quarter of 2006, as compared to the same period of 2005. Excluding the Ocean Warwick, which was declared a constructive total loss in the third quarter of 2005 due to damages sustained during Hurricane Katrina, our average operating revenue per day increased to $61,900 during the second quarter of 2006 from $49,300 during the same period in 2005. Average utilization for our jack-up fleet in the GOM decreased from 98% in the second quarter of 2005 to 86% for the second quarter of 2006, primarily due to the relocation of the Ocean Spur to Tunisia during the first quarter 2006, the Ocean Nugget which spent approximately two-thirds of the second quarter of 2006 undergoing a special survey, and the Ocean Spartan which spent one-third of the current year quarter in a shipyard for leg repairs. These changes in average operating revenue per day and utilization resulted in additional revenues of $41.6 million and reduced revenues of $10.1 million, respectively, in the second quarter of 2006 compared to the same period in 2005. During the second quarter of 2005, the Ocean Warwick generated revenues of $5.1 million.
     Contract drilling expenses for our jack-ups operating in the GOM increased $4.7 million for the three months ended June 30, 2006 compared to same period in 2005. The increase in operating expenses in the second quarter of 2006 compared to the second quarter of 2005 is primarily due to higher labor and other personnel-related costs as a result of 2005 and 2006 wage increases, inspection and repair costs for the Ocean Nugget in connection with its 2006 survey and leg/spud can repairs, miscellaneous operating and overhead costs for most of our jack-ups in this region. These cost increases were partially offset by the absence of operating costs for the Ocean Spur and Ocean Warwick during the second quarter of 2006 and lower mobilization costs for the Ocean Drake associated with well-to-well rig moves in the GOM in the second quarter of 2005.

     Australia/Asia/Middle East. Revenues for our jack-ups in the Australia/Asia and Middle East regions were $17.4 million for the second quarter of 2006 compared to $9.5 million for the same period in 2005. The $7.9 million increase in revenues is primarily due to the full utilization of the Ocean Heritage offshore Qatar during the second quarter of 2006, compared to the same period of 2005 when this drilling unit was in a shipyard for leg repairs for the majority of the second quarter. In addition, the Ocean Heritage began operating under a new contract early in the second quarter of 2006 at a higher dayrate than previously contracted. The increase in average operating revenue per day in the second quarter of 2006, compared to the same period in 2005, generated additional revenues of $3.9 million.
     During the second quarter of 2005, we recognized $2.0 million in demobilization revenues upon completion of the Ocean Sovereign’s operations offshore Bangladesh and relocation to Indonesia.
     Contract drilling expense for our jack-ups in the Australia/Asia and Middle East regions decreased $2.0 million to $6.1 million in the second quarter of 2006 compared to operating expenses of $8.0 million for the comparable period in 2005. During 2005 we recorded a $1.1 million insurance deductible for leg damage to the Ocean Heritage and incurred costs associated with the Ocean Sovereign’s second quarter 2005 mobilization to locations offshore Bangladesh and Indonesia. The favorable effect of the absence of similar costs in the second quarter of 2006 was partially offset by higher labor costs in the second quarter of 2006 compared to the same period in 2005 as a result of late 2005 and early 2006 wage increases.
     Europe/Africa. The Ocean Spur operated offshore Tunisia during the second quarter of 2006 and generated $13.2 million in revenues. We also recognized $1.6 million in deferred mobilization revenue and incurred operating expenses of $4.5 million during the second quarter of 2006. We did not have any jack-up rigs operating in the Europe/Africa region during the comparable period of 2005.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.0 million and $1.6 million for the quarters ended June 30, 2006 and 2005, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $3.5 million to $49.5 million in the second quarter of 2006 compared to $46.0 million in the second quarter of 2005 primarily due to depreciation associated with capital additions in 2005 and in the first half of 2006, partially offset by lower depreciation expense resulting from the declaration of a constructive total loss of the Ocean Warwick in the third quarter of 2005.
General and Administrative Expense.
     We incurred general and administrative expense of $9.9 million in the second quarter of 2006 compared to $9.2 million in the same period in 2005. The $0.7 million increase in overhead costs between the periods was primarily due to stock-based compensation expense recorded in connection with our adoption of SFAS No. 123 (R), “Accounting for Stock-Based Compensation,” or SFAS 123 (R), effective January 1, 2006.
Gain (Loss) on Sale of Assets.
     We recognized a net loss of $2.7 million on the sale and disposal of assets, net of disposal costs during the second quarter of 2006 compared to a net gain of $8.3 million during the same period of 2005. The loss recognized in the second quarter of 2006 is primarily the result of costs associated with the removal of production equipment from the Ocean Monarch, which was subsequently sold to a third party. During the second quarter of 2005 we recognized a pre-tax gain of $8.0 million related to the sale of the Ocean Liberator.
Interest Income.
     We earned interest income of $8.4 million in the second quarter of 2006 compared to $6.1 million in the same period in 2005. The $2.3 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash balances in the second quarter of 2006, as compared to the 2005 period. See “– Liquidity and Capital Requirements” and “– Historical Cash Flows.”
Interest Expense.
     The $10.0 million decrease in interest cost for the second quarter of 2006, as compared to the same period in 2005, was primarily attributable to lower interest expense in the second quarter of 2006 related to our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, as a result of our June 2005 repurchase of $774.1 million in aggregate principal amount at maturity of Zero Coupon Debentures, the associated write-off of $6.9 million of debt issuance costs in June 2005 and the conversion of $19.9 million in aggregate principal amount at maturity of Zero Coupon Debentures into shares of our common stock during the first half of 2006. In addition we capitalized an additional $2.5 million in interest costs in connection with qualifying upgrades and construction projects in the second quarter of 2006 compared to the second quarter of 2005. The decrease in interest cost was partially offset by additional interest expense on our 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, which we issued in June 2005.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net of $1.4 million and $0.4 million in the second quarter of 2006 and 2005, respectively.
     Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which these subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. During the three months ended June 30, 2006 and 2005, we recognized net foreign currency exchange gains of $1.7 million and $0.5 million, respectively. Prior to the fourth quarter of 2005, we accounted for foreign currency translation gains and losses as a component of “Accumulated other comprehensive losses” in our Consolidated Balance Sheets included in Item 1 of Part I of this report.
Income Tax Expense.
     We recognized income tax expense of $66.4 million on pre-tax income of $242.2 million during the three months ended June 30, 2006 compared to income tax expense of $14.5 million on pre-tax income of $55.8 million for the three months ended June 30, 2005. Our estimated annual effective tax rate was 28.5% as of June 30, 2006 and 27.1% as of June 30, 2005.
     The estimated annual effective tax rate of 28.5% at June 30, 2006 declined from the previous estimate of 29.7% at March 31, 2006 primarily due to a deduction allowable under Internal Revenue Code Section 199 attributable to qualified production activities income that was previously thought to be inapplicable to the drilling industry. The Treasury Department and Internal Revenue Service issued additional guidelines during the second quarter of 2006 clarifying that the deduction is available to the drilling industry with respect to qualified production activities income. Inclusion of this deduction in the computation of the estimated annual effective tax rate for the second quarter of 2006 resulted in an actual effective tax rate of 27.4% for the quarter.

Six Months Ended June 30, 2006 and 2005
     Comparative data relating to the Company’s revenues and operating expenses by equipment type are listed below. Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

	Six Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$353,916	$191,690	$162,226
Intermediate Semisubmersibles	372,803	207,342	165,461
Jack-ups	206,324	123,863	82,461
Other	—	(208)	208

Total Contract Drilling Revenue	$933,043	$522,687	$410,356

Revenues Related to Reimbursable Expenses	$26,875	$19,470	$7,405

CONTRACT DRILLING EXPENSE
High Specification Floaters	$116,144	$90,045	$(26,099)
Intermediate Semisubmersibles	182,071	155,966	(26,105)
Jack-ups	72,080	60,657	(11,423)
Other	4,093	4,035	(58)

Total Contract Drilling Expense	$374,388	$310,703	$(63,685)

Reimbursable Expenses	$23,101	$16,434	$(6,667)

OPERATING INCOME (LOSS)
High Specification Floaters	$237,772	$101,645	$136,127
Intermediate Semisubmersibles	190,732	51,376	139,356
Jack-ups	134,244	63,206	71,038
Other	(4,093)	(4,243)	150
Reimbursable expenses, net	3,774	3,036	738
Depreciation	(99,101)	(91,450)	(7,651)
General and administrative expense	(19,827)	(18,659)	(1,168)
Gain (loss) on sale and disposition of assets	(2,463)	7,992	(10,455)

Total Operating Income	$441,038	$112,903	$328,135

High Specification Floaters.

	Six Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$259,665	$122,699	$136,966
Australia/Asia/Middle East	31,151	39,112	(7,961)
South America	63,100	29,879	33,221

Total Contract Drilling Revenue	$353,916	$191,690	$162,226

CONTRACT DRILLING EXPENSE
GOM	$70,318	$43,334	$(26,984)
Australia/Asia/Middle East	11,850	20,103	8,253
South America	33,976	26,608	(7,368)

Total Contract Drilling Expense	$116,144	$90,045	$(26,099)

OPERATING INCOME	$237,772	$101,645	$136,127

     GOM. Revenues generated by our high-specification rigs in the GOM increased $137.0 million during the six months ended June 30, 2006 compared to the first half of 2005 primarily due to higher average dayrates earned during the period and revenues generated by the Ocean Baroness, which relocated to the GOM from the Australia/Asia market in the latter half of 2005 ($29.2 million). Excluding the Ocean Baroness, average operating revenue per day for our rigs in this market increased to $219,400 during the first half of 2006 compared to $114,900 for the same period in 2005, generating $109.7 million in additional revenues during the first six months of 2006. The higher overall dayrates achieved for our high-specification floaters reflect the continuing high demand for this class of rig in the GOM.
     Excluding the contribution by the Ocean Baroness, average utilization of our high-specification floater fleet in the GOM decreased slightly to 97% for the first six months of 2006 compared to the same period in 2005, resulting in a $1.9 million decrease in revenue for the 2006 period. This decrease in utilization for the first half of 2006 was primarily due to downtime for the Ocean Victory in connection with a mooring upgrade.
     Operating costs during the first six months of 2006 for our high-specification floaters in the GOM increased $27.0 million over operating costs incurred during the comparable period in 2005. The increase in operating costs is primarily due to the inclusion of normal operating costs and mobilization expenses for the Ocean Baroness during the first half of 2006 compared to the prior year period when this drilling rig operated offshore Indonesia. In addition, our operating expenses for the first six months of 2006 compared to the same period in 2005 reflected higher labor and benefits costs related to late 2005 and 2006 wage increases, higher repair and maintenance costs, mobilization costs associated with the Ocean Victory’s mooring upgrade and higher miscellaneous operating expenses.
     Australia/Asia/Middle East. Revenues generated by our rigs in the Australia/Asia/Middle East region decreased $8.0 million to $31.2 million for the first six months of 2006, as compared to revenues of $39.1 million in the first half of 2005, primarily due to the relocation of the Ocean Baroness from this market to the GOM in the latter half of 2005. Prior to its departure to the GOM, the Ocean Baroness generated $18.0 million in revenues during the six months ended June 30, 2005. The decrease in revenues for the region was partially offset by a $10.1 million increase in revenues generated by the Ocean Rover during the six months ended June 30, 2006, primarily due to an increase in the dayrate earned by the unit in the 2006 period as compared to the prior year period. Average operating revenue per day during the first half of 2006 for the Ocean Rover increased from $126,800 to $173,200.
     Contract drilling expenses in this region decreased $8.3 million during the first half of 2006 compared to the first half of 2005, primarily due to the relocation of the Ocean Baroness to the GOM ($10.3 million). This decrease was partially offset by an increase in operating costs for the Ocean Rover during the first six months of 2006 compared to the same period of 2005, primarily related to personnel, shorebase support, maintenance and repairs and other miscellaneous operating expenses.

     South America. Revenues for our high-specification rigs operating offshore Brazil increased $33.2 million in the first half of 2006 compared to the same period in 2005, primarily due to higher average dayrates earned by our rigs in this market ($28.5 million). Average operating revenue per day earned by the Ocean Alliance and the Ocean Clipper increased to $181,200 during the first six months of 2006 up from $99,500 for the comparable period in 2005 as a result of contract renewals for both rigs in the latter part of 2005. Utilization for our rigs offshore Brazil increased from 83% during the first half of 2005 to 96% during the first half of 2006, contributing $4.7 million in additional revenues in 2006, primarily due to less unpaid downtime in the first six months of 2006 for repairs.
     Contract drilling expenses for our operations offshore Brazil increased $7.4 million in the first half of 2006, compared to the same period in 2005. The increase in costs is primarily due to higher labor and benefits costs as a result of 2005 and March 2006 pay increases and other compensation enhancement programs, increased agency fee costs (which are based on a percentage of revenues), higher freight costs and higher maintenance and project costs.
Intermediate Semisubmersibles.

	Six Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$98,697	$45,836	$52,861
Mexican GOM	43,344	42,333	1,011
Australia/Asia/Middle East	92,418	51,267	41,151
Europe/Africa	99,304	44,648	54,656
South America	39,040	23,258	15,782

Total Contract Drilling Revenue	$372,803	$207,342	$165,461

CONTRACT DRILLING EXPENSE
GOM	$34,983	$19,711	$(15,272)
Mexican GOM	30,731	27,656	(3,075)
Australia/Asia/Middle East	42,336	41,831	(505)
Europe/Africa	49,354	47,138	(2,216)
South America	24,667	19,630	(5,037)

Total Contract Drilling Expense	$182,071	$155,966	$(26,105)

OPERATING INCOME	$190,732	$51,376	$139,356

     GOM. Revenues generated in the first six months of 2006 by our intermediate semisubmersible fleet operating in the GOM increased $52.9 million due to a combination of higher dayrates earned ($28.1 million) and higher utilization of our fleet in this market ($24.8 million) as compared to the first half of 2005. Average operating revenue per day increased to $114,700 for the six months ended June 30, 2006 as compared to $68,600 for the same period in 2005. The increase in overall utilization for our intermediate semisubmersibles during the first half of 2006 compared to the first half of 2005 is primarily due to the reactivation of the Ocean New Era in December 2005.
     Contract drilling expenses for our intermediate semisubmersibles’ operations in the GOM increased $15.3 million in the first six months of 2006 compared to the same period in 2005, primarily due to normal operating costs for the Ocean New Era in 2006, higher labor and benefits costs as a result of September 2005 and March 2006 wage increases for our rig-based personnel, higher maintenance and other miscellaneous operating costs and mobilization costs associated with a mooring upgrade for the Ocean Concord.
     Mexican GOM. Revenues generated by our four intermediate semisubmersible rigs operating in the Mexican GOM in the first half of 2006 increased slightly compared to the same period of 2005. The $1.0 million increase in revenues during the first half of 2006 is primarily attributable to a small dayrate increase for the Ocean Worker in December 2005. Three of these rigs remain under long-term contracts that we entered into with PEMEX in 2003 until late 2006 and 2007. Operating costs in the Mexican GOM increased $3.1 million during the six months ended June 30, 2006 compared to the same time period in 2005, primarily due to the effect of 2005 and March 2006 wage increases for our rig-based personnel, as well as higher repair and maintenance and other miscellaneous operating costs.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $92.4 million during the first six months of 2006 compared to revenues of $51.3 million in the comparable period of 2005. The $41.2 million increase in operating revenues was primarily due to an increase in average operating revenue per day from $79,300 during the first six months of 2005 to $127,000 for the first six months of 2006, as all of our four semisubmersible rigs in this region are currently working at contracted dayrates higher than those earned in the first half of 2005. The increase in average dayrate for the first half of 2006 generated $39.2 million in additional revenues in 2006. In addition, the full utilization of the Ocean Epoch during the first half of 2006 generated an additional $5.2 million in revenues, as compared to the first half of 2005, when this drilling unit only worked for approximately four months due to scheduled downtime for a 5-year survey, other regulatory inspections and contract preparation work in advance of its relocation offshore Malaysia.
     During the first half of 2005, we recognized $4.4 million in lump-sum mobilization revenue in connection with the 2004 mobilization of the Ocean Patriot from South Africa to New Zealand and the Bass Strait. We did not recognize any mobilization revenue for rig moves in this region during the six months ended June 30, 2006. However, during the first half of 2006, we recognized $1.0 million in revenues related to lump-sum fees received from two of our customers in connection with capital improvements to one of our rigs and a drilling option for another rig.
     Contract drilling expense for the Australia/Asia/Middle East region increased slightly from $41.8 million during the first half of 2005 to $42.3 million during the same period in 2006. This $0.5 million net increase in costs for the first half of 2006 compared to the first half of 2005 is primarily the result of higher labor costs (due to wage increases in late 2005 and March 2006), higher repair and maintenance costs and higher revenue-based agency fees that were mostly offset by lower survey and repair costs for the Ocean Epoch in connection with a 5-year survey during 2005 and the recognition of $3.5 million in deferred mobilization expenses for the Ocean Patriot during the first half of 2005.
     Europe/Africa. Operating revenues for our intermediate semisubmersibles working in this region increased $54.7 million in the first six months of 2006 compared to the same period in 2005, primarily due to an increase in the average operating revenue per day earned by our rigs in this market from $82,600 in the first half of 2005 to $137,900 in the first half of 2006 primarily due to dayrate increases for our three rigs operating in the U.K. sector of the North Sea. The increase in average operating revenue per day generated $32.1 million in additional revenues during the six months ended June 30, 2006.
     Average utilization for our rigs in the Europe/Africa region increased from 75% in the first half of 2005 to 95% in the first half of 2006, generating $18.5 million in additional revenues. The increase in average utilization is primarily due to higher utilization in the first six months of 2006 for the Ocean Vanguard compared to the first six months of 2005 when this unit experienced nearly four months of downtime due to an anchor winch failure and for a 5-year survey and related repairs, and for the Ocean Nomad, which was ready-stacked for almost three weeks in early 2005 in addition to almost a full month of unpaid downtime for repairs during the second quarter of 2005.
     We also recognized $4.1 million in revenues during the first half of 2006 related to the amortization of lump- sum fees received from customers for capital improvements to the Ocean Guardian and Ocean Vanguard.
     Contract drilling expenses for our intermediate semisubmersible rigs operating in the Europe/Africa region increased $2.2 million during the first six months of 2006 compared to the first six months of 2005, primarily due to increased costs for the Ocean Guardian, which underwent a special survey and performed related repairs while it was in a shipyard during January 2006 for a customer-requested equipment upgrade. Also contributing to the increase were higher personnel and related costs, reflecting the impact of wage increases after June 2005. These costs increases in the first half of 2006 were partially offset by lower maintenance costs for the Ocean Vanguard in 2006 compared to the first half of 2005 and decreased mobilization costs in the first six months of 2006 as costs related to the Ocean Nomad’s relocation from Gabon to the North Sea at the end of 2004 were fully recognized in 2005.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $39.0 million in the first half of 2006 compared to revenues of $23.3 million in the comparable period of 2005. The increase in revenues was primarily the result of an increase in the average operating revenue per day earned by our two rigs in this market. As a result of contract extensions for the Ocean Yatzy and Ocean Winner in the fourth quarter of 2005 and in mid-March 2006, respectively, average operating revenue per day increased from $66,100 to $112,200 in the six months ended June 30, 2006. This increase in average operating revenue per day generated $15.8 million in additional revenue during the first half of 2006 compared to the same period in 2005.
     Operating expenses for the Ocean Yatzy and Ocean Winner increased $5.0 million in the first six months of 2006 compared to the same period in 2005, primarily due to increased labor costs for our rig-based personnel as a result of wage increases and other compensation enhancement programs implemented after the second quarter of 2005, higher revenue-based agency fees, higher repair, maintenance and freight costs and other routine operating costs in the first six months of 2006 compared to the first six months of 2005.
Jack-Ups.

	Six Months Ended
	June 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$159,850	$100,331	$59,519
Australia/Asia/Middle East	30,650	23,532	7,118
Europe/Africa	15,824	—	15,824

Total Contract Drilling Revenue	$206,324	$123,863	$82,461

CONTRACT DRILLING EXPENSE
GOM	$54,555	$48,406	$(6,149)
Australia/Asia/Middle East	11,756	12,251	495
Europe/Africa	5,769	—	(5,769)

Total Contract Drilling Expense	$72,080	$60,657	$(11,423)

OPERATING INCOME	$134,244	$63,206	$71,038

     GOM. Our operating results in this region are reflective of the improvement in average operating dayrates for jack-up rigs in the GOM during the first six months of 2006 as compared to the same period in 2005. Excluding the Ocean Warwick which was declared a constructive total loss in the third quarter of 2005, our average operating revenue per day increased to $93,600 during the first half of 2006 from $47,100 during the same period in 2005, generating additional revenues of $79.5 million in the 2006 period. Average utilization for our jack-up fleet in the GOM decreased from 99% during the first six months of 2005 to 86% for the first six months of 2006. Utilization for our jack-up fleet in the GOM during the first six months of 2006 was negatively impacted by the relocation of the Ocean Spur to Tunisia in the first quarter of 2006, nearly three months of unpaid downtime for the Ocean Nugget in connection with a special survey and related repairs and nearly six weeks of downtime for leg repairs for the Ocean Spartan. The decrease in utilization for the first half of 2006 compared to the comparable period of 2005 resulted in reduced revenues of $12.2 million. During the first half of 2005, the Ocean Warwick generated revenues of $7.8 million.
     Contract drilling expenses for our jack-ups operating in the GOM increased $6.1 million for the six months ended June 30, 2006 compared to the same period in 2005. The increase in operating expenses in the first half of 2006 is primarily due to higher labor and other personnel-related costs as a result of late 2005 and March 2006 wage increases, and costs associated with a special survey for the Ocean Nugget and leg/spud can repairs for the Ocean Spartan. These increases in contract drilling expenses were partially offset by the absence of operating costs for the Ocean Warwick during the 2006 period, lower operating costs for the Ocean Spur (which only operated in the GOM for 45 days during the first half of 2006 before relocating to Tunisia as compared to working the entire first half of 2005) in the GOM and lower recognition of well-to-well move costs associated with rig moves in the GOM in the first half of 2006 compared to the first half of 2005.
     Australia/Asia/Middle East. Revenues for our jack-ups in the Australia/Asia and Middle East regions were $30.6 million for the first six months of 2006 compared to $23.5 million for the same period in 2005. The $7.1 million increase in revenues in this region during the first half of 2006 compared to the first half of 2005 is primarily attributable to higher average operating dayrates and utilization for both of our jack-up rigs in this region ($11.6 million) partially offset by the lower recognition of deferred mobilization revenues in 2006 ($4.5 million). Average dayrates for our jack-up rigs in this region increased from $67,500 during the first six months of 2005 to $83,900 during the first six months of 2006 while average rig utilization increased from 76% in the first six months of 2005 to almost 100% in the first six months of 2006. The increase in utilization in 2006 is primarily due to the nearly full utilization of the Ocean Heritage during the first six months of 2006 compared to the same period in 2005 when the rig experienced unpaid downtime associated with its relocation from India to Qatar and leg repairs.
     Contract drilling expenses for our jack-ups in the Australia/Asia and Middle East regions decreased slightly from $12.3 million during the first half of 2005 to $11.8 million during the first half of 2006. Higher labor costs in the first half of 2006 as a result of 2005 and early 2006 wage increases were more than offset by incurrence of costs during the six months ended June 30, 2005 related to an insurance deductible for leg damage to the Ocean Heritage and increased mobilization costs related to relocation of the Ocean Sovereign to locations offshore Bangladesh and Indonesia during the first half of 2005, which did not recur during the comparable period of 2006.
     Europe/Africa. The Ocean Spur began operating offshore Tunisia in mid-March 2006 and generated $15.8 million in revenues, including the recognition of $2.0 million in deferred mobilization revenue, and incurred operating expenses of $5.8 million during the six months ended June 30, 2006. We did not have any of our jack-up rigs working in this region during the same period in 2005.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $3.8 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $7.7 million to $99.1 million in the first half of 2006 compared to $91.5 million in the first half of 2005 primarily due to depreciation associated with capital additions in 2005 and the first half of 2006, partially offset by lower depreciation expense resulting from the declaration of a constructive total loss of the Ocean Warwick in the third quarter of 2005.
General and Administrative Expense.
     We incurred general and administrative expense of $19.8 million during the six months ended June 30, 2006 compared to $18.7 million for the same period in 2005. The $1.1 million increase in costs between the periods was primarily due to higher payroll costs, including stock-based compensation expense recorded in connection with our adoption of SFAS 123 (R) effective January 1, 2006, and consulting fees incurred during the first half of 2006.
Gain (Loss) on Sale of Assets.
     We recognized a net loss of $2.5 million on the sale and disposal of assets, net of disposal costs during the first half of 2006 compared to a net gain of $8.0 million during the same period of 2005. The loss recognized in the second quarter of 2006 is primarily the result of costs associated with the removal of production equipment from the Ocean Monarch, which was subsequently sold to a third party. Results for the six months ended June 30, 2005 included a pre-tax gain of $8.0 million related to the June 2005 sale of the Ocean Liberator.
Interest Income.
     We earned interest income of $16.8 million during the six months ended June 30, 2006 compared to $11.9 million in the same period in 2005. The $4.9 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash balances in the 2006 period, as compared to the 2005 period. See “– Liquidity and Capital Requirements” and “– Historical Cash Flows.”
Interest Expense.
     We recorded interest expense for the first half of 2006 of $12.6 million, representing a $12.8 million decrease in interest cost compared to the same period in 2005. The decrease in interest cost was primarily attributable to lower interest expense in the first half of 2006 related to our Zero Coupon Debentures as a result of our June 2005 repurchase of $774.1 million in aggregate principal amount at maturity of Zero Coupon Debentures, the associated write-off of $6.9 million of debt issuance costs in June 2005 and the conversion of $19.9 million in aggregate principal amount at maturity of Zero Coupon Debentures into shares of our common stock during the first half of 2006. In addition we capitalized an additional $4.0 million in interest costs in connection with qualifying upgrades and construction projects in the first six months of 2006 compared to the same period of 2005. The decrease in interest cost was partially offset by additional interest expense on our 4.875% Senior Notes, which we issued in June 2005.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net, of $3.8 million during the first half of 2006 and other income, net, of $0.9 million in the same period of 2005.
     Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which these subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. During the six months ended June 30, 2006 and 2005, we recognized net foreign currency exchange gains of $4.1 million and $0.8 million, respectively. Prior to the fourth quarter of 2005, we accounted for foreign currency translation gains and losses as a component of “Accumulated other comprehensive losses” in our Consolidated Balance Sheets included in Item 1 of Part I of this report.
Income Tax Expense.
     We recognized income tax expense of $127.8 million on pre-tax income of $448.9 million during the six months ended June 30, 2006 compared to income tax expense of $27.7 million on pre-tax income of $99.1 million for the same period in 2005. Our estimated annual effective tax rate was 28.5% as of June 30, 2006 and 27.1% as of June 30, 2005.
     Tax expense for the six months ended June 30, 2005 also included expense of $0.9 million related to finalizing prior year tax returns in the U.K., $0.2 million related to a settlement of a tax dispute in East Timor and $0.1 million related to an increase in the expected settlement of a tax dispute in Brazil. Partially offsetting the higher tax expense was a $0.2 million reduction in our valuation allowance for prior year foreign tax credits which primarily arose from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense were not included in the 2005 estimated annual effective tax rate of 27.1% and resulted in an actual effective tax rate of 28.0% for the six months ended June 30, 2005.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. At June 30, 2006, we had $643.9 million in “Cash and cash equivalents” and $2.0 million in “Marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. We operate in an industry that has been, and we expect to continue to be, extremely competitive and highly cyclical. The dayrates we receive for our drilling rigs and rig utilization rates are a function of rig supply and demand in the marketplace, which is generally correlated with the price of oil and natural gas. Demand for drilling services is dependent upon the level of expenditures by oil and gas companies for offshore exploration and development, a variety of political and economic factors and availability of rigs in a particular geographic region. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. These factors are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “– Overview – Industry Conditions” and “ – Forward-Looking Statements.”
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
Purchase Obligations Related to Rig Construction/Modifications.
     In January 2006, we announced the upgrade of the Ocean Monarch, one of our intermediate semisubmersible drilling rigs, for ultra-deepwater service at an estimated total capitalized cost of approximately $300 million, including capitalized interest. We are mobilizing the rig to a shipyard in Singapore where we expect the upgrade to commence in the third quarter of 2006.
     As of June 30, 2006, we had purchase obligations aggregating approximately $580 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $168 million, $223 million and $189 million for the remainder of 2006 and in 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control. We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at June 30, 2006, except for those related to our direct rig operations, which arise during the normal course of business. See “ – Capital Expenditures.”
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
     During the first half of 2006, holders of $12.1 million accreted value, or $19.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures and holders of $15,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into an aggregate of 171,933 shares of our common stock. As of June 30, 2006, approximately $460.0 million principal amount of our 1.5% Debentures and $6.8 million aggregate accreted value, or $10.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures, respectively, were outstanding.
Letters of Credit.
     We are contingently liable as of June 30, 2006 in the amount of $51.0 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements relating to approximately $34.0 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. As of June 30, 2006, we had not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

Credit Ratings.
     Our current credit rating is Baa2 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.
Capital Expenditures.
     We spent $14.4 million during the first half of 2006 in connection with the major upgrade of the Ocean Monarch, primarily for shipyard deposits and preparation of the rig for its dry tow to Singapore. We estimate that we will spend approximately an additional $46 million on this project during the remainder of 2006.
     During 2005, we began the major upgrade of the Ocean Endeavor for ultra-deepwater service at an estimated upgrade cost, including capitalized interest, of approximately $250 million. We spent $77.5 million on this project in the first half of 2006 and expect to spend approximately $67 million on this project during the remainder of 2006. We expect the upgrade of the Ocean Endeavor to be completed in early 2007 and to relocate the drilling unit from Singapore to the GOM where it is scheduled to operate under a four-year contract.
     Our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, are currently under construction in Brownsville, Texas and in Singapore, respectively. We expect the aggregate capitalized cost for the construction of these new units, including drill pipe and capitalized interest, to be approximately $320 million. We spent $59.3 million during the first six months of 2006 related to the new construction and expect to spend approximately an additional $55 million during the remainder of 2006 on these two construction projects. We expect delivery of both units in the first quarter of 2008.
     During the first six months of 2006, we spent approximately $77.5 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements. We expect to spend approximately an additional $222 million during the second half of 2006 associated with our ongoing rig equipment replacement and enhancement programs. We expect to finance our 2006 capital expenditures through the use of our existing cash balances or internally generated funds.
Off-Balance Sheet Arrangements.
     At June 30, 2006 and December 31, 2005, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarters ended June 30, 2006 and 2005.
Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2006	2005	Change
	(In thousands)
Net income	$321,042	$71,400	$249,642
Net changes in operating assets and liabilities	(178,365)	(92,779)	(85,586)
Loss on sale of marketable securities	202	1,197	(995)
Depreciation and other non-cash items, net	103,768	115,827	(12,059)

	$246,647	$95,645	$151,002

     Our cash flows from operations in the first six month of 2006 increased $151.0 million or 158% over cash generated by our operating activities in the first half of 2005. The increase in cash flow from operations in the first six months of 2006 is primarily the result of higher average dayrates earned by and, to a lesser extent, higher utilization of, our offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services. These favorable trends were negatively impacted by an increase in cash required to satisfy our working capital requirements, including a temporary increase in our trade accounts receivable, which is driven primarily by higher dayrates earned by our drilling rigs in first half of 2006 as compared to the same period in 2005. These trade receivables will generate cash as the billing cycle is completed. In addition, we paid $163.1 million in U.S. federal income taxes, net of refunds received, during the first six months of 2006, including estimated tax payments for the 2006 tax year. We received $7.7 million in refunds of U.S. federal income taxes during the six months ended June 30, 2005.
Net Cash Used in Investing Activities.

	Six Months Ended June 30,
	2006	2005	Change
	(In thousands)
Purchase of marketable securities	$(936,630)	$(3,412,724)	$2,476,094
Proceeds from sale of marketable securities	941,789	4,063,503	(3,121,714)
Capital expenditures	(228,725)	(129,459)	(99,266)
Proceeds from sale of assets, net of disposal costs	(1,260)	16,055	(17,315)
Proceeds from maturities of Australian dollar time deposits	—	11,761	(11,761)
Other	2,003	273	1,730

	$(222,823)	$549,409	$(772,232)

     Our investing activities used $222.8 million during the first half of 2006, compared to providing $549.4 million during the comparable period of 2005. During the six months ended June 30, 2006, we sold marketable securities, net of purchases, of $5.2 million compared to net sales of $650.8 million during the six months ended June 30, 2005. The high level of marketable securities transactions during the first six months of 2005 was primarily to fund increased cash requirements in the second quarter of 2005 to partially fund the repurchase of $460.0 million accreted value of our Zero Coupon Debentures in June 2005.
     During the first six months of 2006, we spent approximately $151.2 million related to the major upgrades of the Ocean Endeavor and Ocean Monarch and construction of our two new jack-up drilling rigs in addition to $77.5 million related to our ongoing capital maintenance program. During the first six months of 2005, we spent $78.4 million in connection with long-term construction projects and an additional $51.1 million on projects associated with our ongoing capital maintenance program. See “– Liquidity and Capital Requirements – Capital Expenditures.”
     In June 2005, we received net cash proceeds of $13.6 million from the sale of one of our semisubmersible rigs, the Ocean Liberator.
     During the first half of 2005, our remaining investments in Australian dollar time deposits, which we originally entered into in 2004, matured, resulting in proceeds to us of $11.8 million. In the latter half of 2005, we stepped up our ongoing program of entering into foreign currency forward exchange contracts to reduce our forward exchange risk. During the first six months of 2006 we realized net gains totaling $2.0 million on the settlement of several forward exchange contracts in various currencies. We realized net gains of $0.3 million on similar forward exchange transactions during the first half of 2005.
     As of June 30, 2006, we had foreign currency forward exchange contracts outstanding, which aggregated $81.5 million, that require us to purchase the equivalent of $12.3 million in Australian dollars, $17.7 million in Brazilian Reals, $30.9 million in British pounds sterling, $12.9 million in Mexican pesos and $7.7 million in Norwegian Kroners at various times through March 2007. We expect to settle an aggregate of $72.4 million and $9.1 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively.

Net Cash Used in Financing Activities.

	Six Months Ended June 30,
	2006	2005	Change
	(In thousands)
Payment of quarterly and special dividends	$(225,861)	$(16,071)	$(209,790)
Proceeds from issuance of 4.875% Senior Notes, net of debt issuance costs	—	248,033	(248,033)
Redemption of Zero Coupon Debentures	—	(460,015)	460,015
Proceeds from stock options exercised	2,388	4,935	(2,547)
Other	975	—	975

	$(222,498)	$(223,118)	$620

     During the first six months of 2006 we paid quarterly cash dividends of $32.3 million, or $0.125 per share of our common stock, and a special cash dividend of $1.50 per share of our common stock, totaling $193.6 million. During the six months ended June 30, 2005, we paid quarterly cash dividends of $0.0625 per share of our common stock totaling $16.1 million.
     On July 24, 2006, we declared a quarterly cash dividend of $0.125 per share of our common stock, payable on September 1, 2006 to stockholders of record on August 3, 2006. Any future determination as to payment of quarterly dividends will be made at the discretion of our Board of Directors. In addition, our Board of Directors may, in subsequent years, consider paying additional annual special dividends, in amounts to be determined, if it believes that our financial position, earnings outlook, capital spending plans and other relevant factors warrant such action at that time.
     During June 2005, we repurchased $460.0 million accreted value, or approximately 96%, of our then outstanding Zero Coupon Debentures for cash and also issued $250.0 million aggregate principal amount of our 4.875% Senior Notes, at an offering price of 99.785% of the principal amount. We received net cash proceeds of $248.1 million from the issuance of our 4.875% Senior Notes.
     During the first six months of 2006 and 2005, we received $2.4 million and $4.9 million, respectively, in proceeds from the exercise of stock options to purchase shares of our common stock.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the six months ended June 30, 2006 and 2005, we did not repurchase any shares of our outstanding common stock.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the impact, if any, of applying the guidance provided in FIN 48; however, we do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations, financial position or cash flows.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “– Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “– Liquidity and Capital Requirements” and “– Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “– Liquidity and Capital Requirements– Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “—Overview—Industry Conditions” and “– Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “—Overview— Industry Conditions”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future quarterly or special dividends;

•	financing plans;

•	tax planning;

•	budgets for capital and other expenditures (see “– Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “– Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig construction and upgrade projects (see “—Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview— Industry Conditions”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “— Overview—General” and “Risk Factors”) .
     These types of statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
     The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Item 2 of Part I of this report.
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2006 and December 31, 2005 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2006 and December 31, 2005, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Our long-term debt as of June 30, 2006 and December 31, 2005 is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $289.8 million and $136.5 million, respectively. A 100 basis point decrease would result in an increase in market value of $33.0 million and $167.8 million, respectively.
Foreign Exchange Risk
     Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We entered into various forward exchange contracts in December 2005 and February 2006 requiring us to purchase predetermined amounts of foreign currencies at predetermined rates. As of June 30, 2006, we had foreign currency forward exchange contracts outstanding, which aggregated $81.5 million, that required us to purchase the equivalent of $12.3 million in Australian dollars, $17.7 million in Brazilian Reals, $30.9 million in British pounds sterling, $12.9 million in Mexican pesos and $7.7 million in Norwegian Kroners at various times through March 2007. We expect to settle an aggregate of $72.4 million and $9.1 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively. These forward exchange contracts were included in “Prepaid expenses and other” in our Consolidated Balance Sheets at June 30, 2006 at fair value in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2006 and December 31, 2005.
     The following table presents our market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	June 30,		December 31,		June 30,		December 31,
Category of risk exposure:	2006		2005		2006		2005
	(In thousands)
Interest rate:

Marketable securities	$2,040	(a)	$2,281	(a)	$200	(c)	$200 (c)
Long-term debt	(1,239,163	) (b)	(1,159,941	) (b)	—		—
Foreign Exchange:
Forward exchange contracts	2,600	(d)	400		17,600	(d)	21,500

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on June 30, 2006 and December 31, 2005.

(b)	The fair values of our 4.875% Senior Notes, 5.15% Senior Notes Due September 1, 2014, 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on June 30, 2006 and December 31, 2005.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2006 and December 31, 2005.

(d)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at June 30, 2006 and a decrease in foreign exchange rates of 20% at December 31, 2005.
ITEM 4. Controls and Procedures.
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our last fiscal quarter that ended on June 30, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.
     There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2005 captioned “Our industry is highly competitive and cyclical, with intense price competition.” is amended and restated in its entirety as follows:
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
     Significant new rig construction could also intensify price competition. We believe that there are currently approximately 60 jack-up rigs and approximately 32 floaters (semisubmersible rigs and drillships) on order for delivery between 2006 and 2009. Upon delivery of these rigs, the offshore drilling industry’s worldwide jack-up and floater fleets will increase by approximately 15% and 16%, respectively. Improvements in dayrates and expectations of sustained improvements in rig utilization rates and dayrates may result in the construction of additional new rigs. These increases in rig supply could result in depressed rig utilization and greater price competition. In addition, competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates.
     Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2005 captioned “Our business involves numerous operating hazards, and we are not fully insured against all of them.” as amended and restated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is amended and restated in its entirety as follows:
Our business involves numerous operating hazards, and we are not fully insured against all of them.
     Our operations are subject to the usual hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings and natural disasters such as hurricanes or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations and environmental damage. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies or other parties.
     Pollution and environmental risks generally are not fully insurable, and we do not typically retain loss-of-hire insurance policies to cover our rigs. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including, among other things, war risk, liability risk for certain amounts of excess coverage and certain physical damage risk. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that we will continue to carry the insurance we currently maintain or that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks. In addition, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable or that we will be able to obtain insurance against some risks.
     The risk factor in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 captioned “We have significantly increased our insurance deductibles and have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.” is amended and restated in its entirety as follows:
We have significantly increased our insurance deductibles and have elected to self-insure for a portion of our liability exposure and for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.
     Because the amount of insurance coverage available to us has been significantly limited and the cost for such coverage has increased substantially, we have elected to self-insure for a portion of our liability exposure and for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. Although we continue to carry physical damage insurance for certain other losses, we have significantly increased our deductibles to offset or mitigate premium increases. Our deductible for physical damage insurance is currently $150.0 million per occurrence. We continue to carry liability insurance with coverages similar to prior years, except that we have elected to self-insure for a portion of our excess liability coverage related to named windstorms in the U.S. Gulf of Mexico. Our deductible for liability coverage generally has increased to $5.0 million per occurrence, but our deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. To the extent that we incur certain liabilities related to named windstorms in the U.S. Gulf of Mexico in excess of $75.0 million, we are self-insured for up to a maximum retention of $17.5 million per occurrence in addition to these deductibles. These changes result in a higher risk of losses that are not covered by third party insurance contracts. If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment or to the property of others for which we may be liable, it could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders, or Annual Meeting, on May 23, 2006 in New York, New York. At the Annual Meeting, the holders of 122,520,677 shares of common stock out of 129,063,697 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:
a.	To elect eight directors to serve until the 2007 annual meeting of stockholders.

	Number of Shares
			Broker
	For	Withheld	Non-Vote
James S. Tisch	110,029,811	12,490,866	0
Lawrence R. Dickerson	109,830,128	12,690,549	0
Alan R. Batkin	121,449,386	1,071,291	0
Charles L. Fabrikant	122,007,167	513,510	0
Paul G. Gaffney, II	122,008,792	511,885	0
Herbert C. Hofmann	110,019,212	12,501,465	0
Arthur L. Rebell	109,870,469	12,650,208	0
Raymond S. Troubh	121,090,167	1,430,510	0
b.	To ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal year 2006.

For	122,408,108
Against	83,289
Abstain	29,280
Broker Non-Vote	0
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 1, 2006	By:	\s\ Gary T. Krenek Gary T. Krenek
Vice President and Chief Financial Officer

Date August 1, 2006		\s\ Beth G. Gordon

Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001) (SEC File No. 1-13926).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.