Form 10-Q
period 2006-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2006-11-03
CIK 949039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     As of October 30, 2006 Common stock, $0.01 par value per share 129,182,574 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$688,179	$842,590
Marketable securities	100,406	2,281
Accounts receivable	448,179	357,104
Rig inventory and supplies	48,654	47,196
Prepaid expenses and other	58,515	32,707

Total current assets	1,343,933	1,281,878
Drilling and other property and equipment, net of accumulated depreciation	2,526,965	2,302,020
Other assets	23,247	23,024

Total assets	$3,894,145	$3,606,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,355	$60,976
Accrued liabilities	182,371	169,037
Taxes payable	15,939	38,973

Total current liabilities	272,665	268,986
Long-term debt	965,796	977,654
Deferred tax liability	462,141	445,094
Other liabilities	77,807	61,861

Total liabilities	1,778,409	1,753,595

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 134,099,374 shares issued and 129,182,574 shares outstanding at September 30, 2006; 133,842,429 shares issued and 128,925,629 shares outstanding at December 31, 2005)	1,341	1,338
Additional paid-in capital	1,296,798	1,277,934
Retained earnings	931,945	688,459
Accumulated other comprehensive gains	65	9
Treasury stock, at cost (4,916,800 shares at September 30, 2006 and December 31, 2005)	(114,413)	(114,413)

Total stockholders’ equity	2,115,736	1,853,327

Total liabilities and stockholders’ equity	$3,894,145	$3,606,922

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Contract drilling	$498,453	$300,535	$1,431,496	$823,222
Revenues related to reimbursable expenses	16,003	9,987	42,878	29,457

Total revenues	514,456	310,522	1,474,374	852,679

Operating expenses:
Contract drilling	224,883	160,537	599,271	471,240
Reimbursable expenses	13,982	8,350	37,083	24,784
Depreciation	49,757	46,494	148,858	137,944
General and administrative	9,959	8,928	29,786	27,587
(Gain) loss on sale of assets	(272)	(761)	2,191	(8,753)
Casualty gain on Ocean Warwick	—	(33,605)	—	(33,605)

Total operating expenses	298,309	189,943	817,189	619,197

Operating income	216,147	120,579	657,185	233,482

Other income (expense):
Interest income	10,037	6,078	26,843	17,974
Interest expense	(6,128)	(8,341)	(18,678)	(33,664)
Gain (loss) on sale of marketable securities	149	(12)	(53)	(1,209)
Other, net	2,842	1,115	6,608	1,985

Income before income tax expense	223,047	119,419	671,905	218,568

Income tax expense	(58,597)	(37,380)	(186,413)	(65,129)

Net income	$164,450	$82,039	$485,492	$153,439

Income per share:
Basic	$1.27	$0.64	$3.76	$1.19

Diluted	$1.19	$0.60	$3.52	$1.14

Weighted average shares outstanding:
Shares of common stock	129,172	128,748	129,110	128,638
Dilutive potential shares of common stock	9,617	9,819	9,664	9,551

Total weighted average shares outstanding	138,789	138,567	138,774	138,189

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
( Unaudited )
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$485,492	$153,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148,858	137,944
Casualty gain on Ocean Warwick	—	(33,605)
Loss (gain) on sale and disposition of assets	2,191	(8,753)
Loss on sale of marketable securities, net	53	1,209
Deferred tax provision	17,017	54,085
Accretion of discounts on marketable securities	(8,999)	(5,884)
Amortization of debt issuance costs	648	7,557
Accretion of discounts on long-term debt	309	7,339
Stock-based compensation expense	2,281	—
Excess tax benefits from stock-based payment arrangements	(1,156)	—
Changes in operating assets and liabilities:
Accounts receivable	(91,135)	(110,995)
Rig inventory and supplies and other current assets	(5,417)	(7,973)
Accounts payable and accrued liabilities	29,481	16,354
Taxes payable	(43,348)	575
Other items, net	(137)	3,234

Net cash provided by operating activities	536,138	214,526

Investing activities:
Capital expenditures	(367,718)	(187,066)
Proceeds from sale of assets, net of disposal costs	(349)	19,551
Proceeds from casualty loss of Ocean Warwick	—	44,088
Proceeds from sale and maturities of marketable securities	1,638,092	4,863,752
Purchases of marketable securities	(1,727,185)	(4,511,361)
Proceeds from maturities of Australian dollar time deposits	—	11,761
Proceeds from settlement of forward contracts	4,517	939

Net cash (used by) provided by investing activities	(452,643)	241,664

Financing activities:
Issuance of 4.875% senior unsecured notes	—	249,462
Debt issue costs	—	(1,866)
Excess tax benefits from share-based payment arrangements	1,156	—
Redemption of zero coupon debentures	—	(460,015)
Payment of quarterly and special dividends	(242,006)	(32,159)
Proceeds from stock options exercised	2,944	9,565

Net cash used by financing activities	(237,906)	(235,013)

Effect of exchange rate changes on cash	—	(474)

Net change in cash and cash equivalents	(154,411)	220,703
Cash and cash equivalents, beginning of period	842,590	266,007

Cash and cash equivalents, end of period	$688,179	$486,710

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
     As of October 30, 2006 Loews Corporation, or Loews, owned 54.3% of our outstanding shares of common stock.
Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by generally accepted accounting principles, or GAAP, for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.
Cash and Cash Equivalents, Marketable Securities
     We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents.
     We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gains (losses)” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense).”
Derivative Financial Instruments
     Our derivative financial instruments include foreign currency forward exchange contracts and a contingent interest provision that is embedded in our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, issued on April 11, 2001. See Note 5.

Supplementary Cash Flow Information
     We paid interest totaling $29.1 million on long-term debt for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we paid interest totaling $89.7 million on long-term debt, which included $73.3 million in accreted interest paid in connection with the June 2005 partial redemption of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures.
     We paid $5.2 million and $5.4 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2006 and 2005, respectively. We paid $199.4 million in U.S. income taxes during the nine months ended September 30, 2006. We received refunds of $11.4 million and $7.7 million in U.S. income taxes during the nine months ended September 30, 2006 and 2005, respectively.
     During the nine months ended September 30, 2006, the holders of $12.1 million accreted value, or $19.9 million in principal amount at maturity, of our Zero Coupon Debentures and $20,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. During the nine months ended September 30, 2005, the holders of $13,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. See Note 8.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. In April 2005 and July 2006 we began capitalizing interest on expenditures related to the upgrades of the Ocean Endeavor and the Ocean Monarch, respectively, for ultra-deepwater service. In December 2005 and January 2006 we began capitalizing interest on expenditures related to the construction of our two jack-up rigs, the Ocean Scepter and Ocean Shield, respectively.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Total interest cost including amortization of debt issuance costs	$8,895	$8,590	$25,577	$34,000
Capitalized interest	(2,767)	(249)	(6,899)	(336)

Total interest expense as reported	$6,128	$8,341	$18,678	$33,664

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
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the nine months ended September 30, 2006 or 2005.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$164,450	$82,039	$485,492	$153,439
Other comprehensive gains (losses), net of tax:
Foreign currency translation gain (loss)	—	308	—	(102)
Unrealized holding gain (loss) on investments	80	(11)	118	14
Reclassification adjustment for gain included in net income	—	(5)	(62)	(90)

Comprehensive income	$164,530	$82,331	$485,548	$153,261

     The tax effect related to the change in foreign currency translation gain (loss) was $(29,000) and $193,000 for the quarter and nine months ended September 30, 2005. The tax effect related to the change in unrealized holding gain (loss) on investments was $(43,000) and $6,000 for the quarters ended September 30, 2006 and 2005, respectively and $(64,000) and $(8,000) for the nine months ended September 30, 2006 and 2005, respectively. The tax effect on the reclassification adjustment for net gains included in net income was $3,000 for the quarter ended September 30, 2005 and $33,000 and $48,000 for the nine months ended September 30, 2006 and 2005, respectively.
Currency Translation
     Our functional currency is the U.S. dollar. Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which our subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. As a result of this change, currency translation adjustments and transaction gains and losses, including gains and losses from the settlement of foreign currency forward exchange contracts, are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, we recognized net foreign currency exchange gains of $3.1 million and $7.2 million, respectively. We recognized net foreign currency exchange gains of $1.0 million and $1.9 million during the three and nine months ended September 30, 2005, respectively. See Note 5.
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
Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 requires a registrant to quantify the impact of correcting all misstatements on its current year financial statements using two approaches, the rollover and iron curtain approaches. A registrant is required to adjust their current year financial statements if either approach to accumulate and identify misstatements results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is required to be considered for financial statements for fiscal years ending after November 15, 2006; however, earlier application of the guidance in SAB 108 to interim financial statements issued for fiscal years ending after November 15, 2006 is encouraged. We are in the process of evaluating the impact, if any, of applying the guidance in SAB 108 on our financial statements; however, we do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations, financial position or cash flows.
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 158, “Accounting for Defined Benefit Pension or Other Postretirement Plans,” or SFAS 158. SFAS 158 amends existing guidance to require (1) balance sheet recognition of the funded status of defined benefit plans, (2) recognition in other comprehensive income of various items before they are recognized in periodic benefit cost, (3) the measurement date for plan assets and the benefit obligation to be the balance sheet date, and (4) additional disclosures regarding the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. SFAS 158 also includes guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS 158 provides different effective dates for various aspects of the new rules. For public companies, requirements to recognize the funded status of the plan and to comply with the disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, and the requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Early adoption of SFAS 158 is encouraged and must be applied to all of an entity’s benefit plans. We are in the process of evaluating the impact, if any, of applying SFAS 158 on our financial statements; however, we do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a separate framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 does not require any new fair value measurements; however, its adoption may result in changes to current practice. Changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, rather than an entity-specific measurement. It also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including interim periods. We are in the process of evaluating the impact, if any, of applying SFAS 157 on our financial statements; however, we do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations, financial position or cash flows.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however, earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the guidance provided in FIN 48 and have not yet determined the impact, if any, of adopting FIN 48 on our consolidated results of operations, financial position or cash flows.
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
     Effective January 1, 2006, we adopted the FASB’s revised SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123(R), using the modified prospective application transition method. SFAS 123(R) requires that compensation cost related to share-based payment transactions be recognized in financial statements. The effect of adopting SFAS 123(R) as of January 1, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share data)
Income from continuing operations	$(845)	$(2,285)
Income before income taxes	(845)	(2,285)
Net income	(607)	(1,642)

Cash flow from operations	$(181)	$(1,156)
Cash flow from financing activities	181	1,156

Basic earnings per share	$(0.01)	$(0.01)
Diluted earnings per share	(0.01)	(0.01)

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share data)
Net income as reported	$82,039	$153,439
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(355)	(995)

Pro forma net income	$81,684	$152,444

Earnings per share of common stock:
As reported	$0.64	$1.19

Pro forma	$0.63	$1.19

Earnings per share of common stock-assuming dilution:
As reported	$0.60	$1.14

Pro forma	$0.60	$1.13

     The fair value of options and SARs granted under the Stock Plan was estimated using the Binomial Option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life of stock options/SARs (in years)	6	7	6	7
Expected volatility	31.00%	30.00%	30.45%	30.97%
Dividend yield	0.60%	0.51%	0.57%	0.49%
Risk free interest rate	5.12%	3.88%	5.04%	3.96%
     Expected life of stock options and SARs is based on historical data as is the expected volatility. The dividend yield is based on the current approved regular dividend rate in effect and the current market price at the time of grant. Risk free interest rates are determined using the U.S. Treasury yield curve at time of grant with a term equal to the expected life of the options and SARs.

     A summary of the status of stock option and SARs transactions in the first nine months of 2006 follows:

			Weighted-Average	Aggregate Intrinsic
	Number of	Weighted-Average	Remaining	Value
	Awards	Exercise Price	Contractual Term	(In Thousands)
Awards outstanding at January 1	556,590	$36.79
Granted	99,600	$87.41
Exercised	(84,912)	$33.96
Canceled	(46,354)	$53.89

Awards outstanding at September 30	524,924	$45.35	6.8	$13,923

Awards exercisable at September 30	274,701	$34.20	5.9	$10,436

     The weighted-average grant date fair values of options granted during the quarters ended September 30, 2006 and 2005 were $40.61 and $24.24, respectively. The weighted-average grant date fair values of options granted during the nine months ended September 30, 2006 and 2005 were $42.25 and $22.94, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 was $0.7 million and $3.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4.5 million and $6.6 million, respectively. As of September 30, 2006 there was $7.5 million of total unrecognized compensation cost related to nonvested stock options and SARs granted under the Stock Plan which we expect to recognize over a weighted average period of 2.9 years.
3. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands, except per share data)
Net income – basic (numerator):	$164,450	$82,039	$485,492	$153,439
Effect of dilutive potential shares
1.5% Debentures	778	1,136	2,532	3,467
Zero Coupon Debentures	27	104	203	—

Net income including conversions – diluted (numerator)	$165,255	$83,279	$488,227	$156,906

Weighted average shares – basic (denominator):	129,172	128,748	129,110	128,638
Effect of dilutive potential shares
1.5% Debentures	9,383	9,383	9,383	9,383
Zero Coupon Debentures	94	266	128	—
Stock options	140	170	153	168

Weighted average shares including conversions – diluted (denominator)	138,789	138,567	138,774	138,189

Earnings per share:
Basic	$1.27	$0.64	$3.76	$1.19

Diluted	$1.19	$0.60	$3.52	$1.14

     Our computation of diluted EPS for the three months ended September 30, 2006 excludes stock options representing 79,708 shares of common stock and 78,750 SARs. Our computation of diluted EPS for the nine months ended September 30, 2006 excludes 80,203 shares of common stock and 35,769 SARs. The inclusion of such potentially dilutive shares in the computations of diluted EPS would be antidilutive for the periods presented.

     Our computation of diluted EPS for the nine months ended September 30, 2005 excluded approximately 4.1 million potentially dilutive shares of common stock issuable upon conversion of our Zero Coupon Debentures because the inclusion of such potentially dilutive shares would have been antidilutive. For the nine months ended September 30, 2005, we also excluded stock options representing 1,000 shares of common stock from the computation of diluted EPS because the options’ exercise prices were higher than the average market price per share of our common stock for the applicable period.
4. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2006
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$98,468	$106	$98,574
Mortgage-backed securities	1,838	(6)	1,832

Total	$100,306	$100	$100,406

	December 31, 2005
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Mortgage-backed securities	$2,267	$14	$2,281

     In November 2005, the FASB issued FASB Staff Position, or FSP, No. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” or FSP 115-1, which applies to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP 115-1 replaces guidance set forth in Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and requires additional disclosure related to factors considered in concluding that an impairment is not other-than-temporary. FSP 115-1 was effective for reporting periods beginning after December 15, 2005, and we adopted this standard on January 1, 2006. Our adoption of this standard had no significant effect on our consolidated results of operations for the three and nine months ended September 30, 2006.
     We considered the requirements of FSP 115-1 related to our unrealized loss position on our mortgage-backed securities at September 30, 2006 and determined that it was not significant.
     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Proceeds from sales	$296,303	$250	$888,092	$2,613,752
Proceeds from maturities	400,000	800,000	750,000	2,250,000
Gross realized gains	157	—	162	184
Gross realized losses	(8)	(12)	(215)	(1,393)

5. Derivative Financial Instruments
Forward Currency Exchange Contracts
     Our international operations expose us to foreign exchange risk, primarily associated with our costs payable in foreign currencies, primarily for employee compensation and purchases from foreign suppliers. We utilize foreign exchange forward contracts to reduce our forward exchange risk. A forward currency exchange contract obligates a contract holder to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.
     During the quarter and nine months ended September 30, 2006 and 2005, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $2.5 million, $4.5 million, $0.7 million and $0.9 million, respectively. As of September 30, 2006, we had foreign currency forward exchange contracts outstanding, which aggregated $48.0 million, that required us to purchase the equivalent of $6.1 million in Australian dollars, $11.5 million in Brazilian Reals, $12.1 million in British pounds sterling, $13.9 million in Mexican pesos and $4.4 million in Norwegian Kroners at various times through June 2007. We expect to settle an aggregate of $33.8 million and $14.2 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively.
     These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. The forward contracts we entered into in 2005 and 2006 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $1.0 million and $3.6 million in our Consolidated Statements of Operations for the three and nine months ended September 30, 2006, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We recorded a net pre-tax unrealized loss of $0.1 million and a net pre-tax unrealized gain of $0.1 million for the three and nine months ended September 30, 2005, respectively, as “Other income (expense)” to adjust the carrying value of our derivative financial instruments to their fair value at September 30, 2005. We have presented the $3.6 million and $0.4 million fair value of these foreign currency forward exchange contracts at September 30, 2006 and December 31, 2005, respectively, as “Prepaid expenses and other” in our Consolidated Balance Sheets.
Contingent Interest
     Our 1.5% Debentures, of which an aggregate principal amount of approximately $460 million are outstanding, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2005 or at September 30, 2006.

6. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Drilling rigs and equipment	$3,793,506	$3,639,239
Construction work-in-progress	412,516	195,412
Land and buildings	16,679	16,280
Office equipment and other	26,373	24,351

Cost	4,249,074	3,875,282
Less: accumulated depreciation	(1,722,109)	(1,573,262)

Drilling and other property and equipment, net	$2,526,965	$2,302,020

     Construction work-in-progress at September 30, 2006 consisted of $236.6 million, including accrued capital expenditures of $57.8 million, related to the major upgrade of the Ocean Endeavor for ultra-deepwater service and $146.7 million for the construction of two new jack-up drilling units, the Ocean Scepter and Ocean Shield. We expect the upgrade of the Ocean Endeavor to be completed in early 2007 and to relocate this rig from Singapore to the U.S. where it is scheduled to operate under a four-year contract. We anticipate that our two new jack-up units will be ready for service in the first quarter of 2008. Construction work-in-progress related to these projects was $195.4 million at December 31, 2005.
     At September 30, 2006, construction work-in-progress also included $29.2 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service, consisting primarily of shipyard deposits and other costs incurred in connection with its dry tow to Singapore. The rig arrived in Singapore and commenced shipyard work late in the third quarter of 2006. We expect the project to be completed during the fourth quarter of 2008 and to relocate this rig to the U.S. where it is scheduled to operate under a four-year contract.
7. Accrued Liabilities
     Accrued liabilities consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Payroll and benefits	$35,810	$27,265
Personal injury and other claims	8,997	8,284
Interest payable	7,282	12,384
Deferred revenue	8,489	8,732
Customer prepayments	6,046	21,390
Accrued project/upgrade expenses	84,681	62,628
Hurricane related expenses	—	3,508
Other	31,066	24,846

Total	$182,371	$169,037

8. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Zero Coupon Debentures (due 2020)	$6,812	$18,720
1.5% Debentures (due 2031)	459,967	459,987
5.15% Senior Notes (due 2014)	249,500	249,462
4.875% Senior Notes (due 2015)	249,517	249,485

Total	$965,796	$977,654

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
     Debt Conversions. During the nine months ended September 30, 2006, holders of $12.1 million accreted value, or $19.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. The debentures were converted at a fixed rate of 8.6075 shares per $1,000 principal amount at maturity of debentures, resulting in the issuance of 171,629 shares of our common stock in the first nine months of 2006.
     Also during the nine months ended September 30, 2006, holders of $20,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. The debentures were converted at the rate of 20.3978 shares per $1,000 principal amount of debentures, or $49.02 per share, resulting in the issuance of 404 shares of our common stock in the first nine months of 2006.
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
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. At September 30, 2006, our reserves related to our Brazilian operations aggregated $13.9 million, of which $0.5 million and $13.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Reserves related to our Brazilian operations totaled $14.1 million at December 31, 2005, of which $0.8 million was recorded in “Accrued liabilities” and $13.3 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Effective May 1, 2006, in conjunction with our insurance policy renewals, we increased our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, to $5.0 million per occurrence, with no aggregate deductible. Prior to this renewal, our uninsured retention of liability for personal injury claims was $0.5 million per claim with an additional aggregate annual deductible of $1.5 million. Our in-house claims department estimates the amount of our liability for our retention. This department establishes a reserve for each of our personal injury claims by evaluating the existing facts and circumstances of each claim and comparing the circumstances of each claim to historical experiences with similar past personal injury claims. Our claims department also estimates our liability for personal injuries that are incurred but not reported by using historical data. Historically, our ultimate liability for personal injury claims has not differed materially from our recorded estimates. At September 30, 2006, our estimated liability for personal injury claims was $42.0 million, of which $9.0 million and $33.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2005, we had recorded loss reserves for personal injury claims aggregating $38.9 million, of which $8.3 million and $30.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of September 30, 2006, we had purchase obligations aggregating approximately $524 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $111 million, $223 million and $190 million for the remainder of 2006 and in 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at September 30, 2006, except for those related to our direct rig operations, which arise during the normal course of business.
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

Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
High Specification Floaters	$191,786	$113,133	$545,702	$304,824
Intermediate Semisubmersibles	189,521	118,293	562,324	325,634
Jack-ups	117,146	68,971	323,470	192,834
Other	—	138	—	(70)

Total contract drilling revenues	498,453	300,535	1,431,496	823,222
Revenues related to reimbursable expenses	16,003	9,987	42,878	29,457

Total revenues	$514,456	$310,522	$1,474,374	$852,679

Geographic Areas
     At September 30, 2006 our drilling rigs were located offshore twelve countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
United States	$293,094	$169,637	$838,180	$457,766

Foreign:
South America	48,869	33,625	151,010	86,762
Europe/Africa	61,206	30,313	176,334	74,961
Australia/Asia/Middle East	92,280	55,527	246,498	169,437
Mexico	19,007	21,420	62,352	63,753

Total revenues	$514,456	$310,522	$1,474,374	$852,679

11. Income Taxes
     Our net income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Island company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are indefinitely reinvested internationally to finance foreign activities. Consequently, no U.S. tax expense or benefits were recognized on these earnings or losses in 2006 or 2005.
     We recognized income tax expense of $58.6 million on pre-tax income of $223.0 million during the three months ended September 30, 2006 compared to income tax expense of $37.4 million on pre-tax income of $119.4 million for the three months ended September 30, 2005. Our estimated annual effective tax rate was 28.1% as of September 30, 2006 and 29.5% as of September 30, 2005.
     The estimated annual effective rate of 28.1% at September 30, 2006 declined from the previous estimate of 28.5% at June 30, 2006. Tax expense for the three months ended September 30, 2006 was also partially offset by 2005 return to provision adjustments of $2.5 million. Of the 2005 return to provision adjustments, $2.2 million resulted from a deduction allowable under Internal Revenue Code Section 199 attributable to qualified production activities that was previously thought to be inapplicable to the drilling industry. The Treasury Department and

Internal Revenue Service issued guidelines during the second quarter of 2006 clarifying that the deduction is available to the drilling industry with respect to qualified production activities. Inclusion of the return to provision adjustments for the third quarter of 2006, along with the effect of the 0.4% decline in the estimated annual effective tax rate from June 30, 2006, resulted in an actual effective tax rate of 26.3% for the quarter.
     We recognized income tax expense of $186.4 million on pre-tax income of $671.9 million during the nine months ended September 30, 2006 compared to income tax expense of $65.1 million on pre-tax income of $218.6 million for the same period in 2005. The estimated annual effective rate at September 30, 2006 includes the effect of the expected 2006 deduction allowable under Internal Revenue Code Section 199 attributable to qualified production activities. Tax expense for the nine months ended September 30, 2006 was partially offset by the aforementioned 2005 return to provision adjustments which were recorded in the third quarter of 2006.
     Tax expense for the nine months ended September 30, 2005 included expense of $0.9 million related to finalizing prior year tax returns in the United Kingdom and $0.2 million related to a settlement of a tax dispute in East Timor. Partially offsetting the higher tax expense was a $0.2 million reduction in our valuation allowance for prior year foreign tax credits which primarily arose from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense were not included in the 2005 estimated annual effective tax rate of 29.5% and resulted in an actual effective tax rate of 29.8% for the nine months ended September 30, 2005.
12. Pension Plan
     The defined benefit pension plan established by Arethusa (Off-Shore) Limited, or Arethusa, effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.
     As a result of freezing the plan, no service cost has been accrued for the periods presented.
     Components of net periodic benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)
Interest cost	$263	$260	$789	$780
Expected return on plan assets	(340)	(294)	(1,020)	(927)

Amortization of unrecognized loss	76	76	228	229

Net periodic pension expense	$(1)	$42	$(3)	$82

     During 2005 we made a voluntary contribution to the plan of $0.2 million.
     During the fourth quarter of 2006 we began the process of terminating the plan and have entered into a letter agreement with an insurance company to transfer the responsibility for making payments of plan benefits to the insurance company. Under the terms of the agreement, all of the assets of the plan will be transferred to the insurance company along with our additional payment of approximately $0.3 million. We are seeking Pension Benefit Guarantee Corporation, or PBGC, approval to terminate the plan which we expect to obtain in the first quarter of 2007. Once termination has been approved by the PBGC we will enter into an irrevocable contract with the insurance company, the insurance company will issue annuity certificates to the plan participants and we will no longer have any benefit liability under the plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A of Part II, “Risk Factors,” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship.
Overview
Industry Conditions
     Worldwide demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs remained strong during the third quarter of 2006. However, the jack-up market in the U.S. Gulf of Mexico, or GOM, continues to experience selective pricing pressure, which is being manifested in the form of lower dayrates, with the potential for a given rig to be ready-stacked for a period of time between wells. This situation began in the second quarter of 2006, primarily, we believe, as the result of a seasonal decline in drilling activity related to potential hurricane activity during the GOM hurricane season (June through November). There also are a number of jack-up rigs currently scheduled to leave the GOM late this year that are taking very short-term fill-in work at reduced rates to avoid idling the units prior to mobilization, thereby negatively impacting near-term GOM dayrates. We believe that both of these situations are temporary. However, GOM jack-up drilling activity in particular is sensitive to natural gas prices, which demonstrated some weakness based on high storage inventories during the third quarter of 2006, and future GOM jack-up drilling activity and dayrates could be negatively impacted if natural gas prices continue to decline.
     Exclusive of the GOM jack-up market, which accounted for 17% of our revenue for the quarter ended September 30, 2006, solid fundamental market conditions remain in place for all classes of offshore drilling rigs worldwide, and dayrates have continued to slowly increase along with the number of term contracts. As a result, our contract drilling backlog at October 16, 2006 was $7.0 billion. This backlog consisted of $6.0 billion related to executed contracts and $1.0 billion related to anticipated performance bonuses and customer commitments for which contracts had not yet been executed as of such date. We expect approximately $0.5 billion of the contracted backlog to be realized during the remainder of 2006, $2.3 billion in 2007 and the remaining $3.2 billion in 2008 through 2012. Our contract drilling backlog at July 3, 2006 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) was $5.4 billion. Contract drilling backlog is calculated assuming full utilization of our drilling equipment for the contract period; however, utilization rates, which generally approach 95-98%, can be adversely impacted by downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather.
     Gulf of Mexico. In the GOM, the market for all of our semisubmersible equipment remains firm. Dayrates on our seven high-specification floaters in the GOM are as high as $425,000 for future work, though the pace of contracting for these rigs has slowed due to the length of our existing agreements, all of which extend into 2008 or 2009.
     The dayrates for our five intermediate semisubmersibles currently located in the GOM have reached as high as $300,000 for a one-well contract which began in late September 2006. We continue to view the deepwater and intermediate markets in the GOM as under-supplied and believe that the GOM semisubmersible market will remain strong during the remainder of 2006 and into 2007.
     Our jack-up fleet in the GOM also continued to experience high utilization during the third quarter of 2006, but with increasing downward pressure on dayrates, compared to the second quarter of 2006, as discussed above. The dayrate pressure was somewhat offset by two new term contracts. The 200-ft. Ocean Crusader was recently awarded a six-month contract at $117,500 per day, and the 250-ft. Ocean Columbia received a one-year term extension at $120,000 per day. In contrast, the 300-ft. Ocean Spartan was ready-stacked late in the third quarter of 2006, and we continue to market the unit. Previously, this rig had been earning $105,000 per day. We believe that the current selective pricing pressure on jack-up rigs in the GOM is temporary, but may last until near year-end.

     In the Mexican sector of the Gulf of Mexico, or Mexican GOM, our jack-up rig Ocean Nugget began a 912-day term contract in the third quarter of 2006 for the Mexican national oil company, PEMEX – Exploración Y Producción, or PEMEX, at a dayrate of $169,500. Additionally, we were recently awarded contracts for two of our intermediate semisubmersibles, the Ocean New Era and Ocean Voyager, and expect to mobilize these rigs from the GOM to Mexico in July 2007 under approximately 2 1/2-year contracts ending in early 2010 and late 2009, respectively. The rigs have commitments at dayrates of $265,000 and $335,000, respectively. The award of these contracts is subject to customary conditions, including the execution of a definitive agreement. The terms of our drilling contracts with PEMEX expose us to greater risks than we normally assume, such as exposure to greater environmental liability. In addition, each contract can be terminated by PEMEX on five days’ notice, subject to certain conditions. We expect the market for the Mexican GOM to remain strong during the remainder of 2006 and into 2007.
     Brazil. Two of our rigs operating in Brazil are currently working under term contracts that expire in 2009, and two additional rigs are operating under contracts expiring in 2010. Petróleo Brasileiro S.A. is continuing to seek additional intermediate semisubmersible rigs, and we expect the Brazilian semisubmersible market to remain strong during the remainder of 2006 and into 2007.
     North Sea. Effective industry utilization remains at 100 percent in the North Sea where we have three intermediate semisubmersible rigs in the United Kingdom, or U.K., and one intermediate unit in Norway. Indicating the strength of this market, one of our four rigs in the North Sea has a term contract extending until the second quarter of 2008 and another two rigs have term contracts that extend into 2010.
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up unit operating in the Australia/Asia market, and two jack-up rigs operating in the Middle East/Mediterranean sector. All eight of these rigs are operating under contracts for work extending into 2007 or 2008. During the third quarter of 2006, one of our new-build jack-up rigs, which is currently under construction in Singapore, the Ocean Shield, received a Letter of Intent, or LOI, for a one-year term contract at a dayrate of $265,000. Under the LOI, the rig will begin work offshore Australia upon completion of construction and commissioning of the rig in the first quarter of 2008. We believe that the Australia/Asia and Middle East/Mediterranean markets will remain strong during the remainder of 2006 and into 2007.
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
     Operating Income. Our operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our drilling equipment. The principal components of our operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of our operating expenses. In general, our labor costs increase primarily due to higher salary levels, rigs staffing requirements, inflation and the geographic regions in which our rigs operate. In the recent past there has been and continues to be upward pressure on salaries and wages as a result of the strengthening offshore drilling market and increased competition for skilled workers. Costs to repair and maintain our equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment.
     Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by short-term fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “ready-stacked” state with a full crew. In addition, when a rig is idle, we are responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, we may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income. We recognize, as incurred, operating expenses related to activities such as inspections, painting projects and routine overhauls that meet certain criteria and which maintain rather than upgrade our rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.
     Periods of high, sustained utilization may result in cost increases for maintenance and repairs in order to maintain our equipment in proper, working order. In addition, during periods of high activity and dayrates, higher prices generally pervade the entire offshore drilling industry and its support businesses, which causes our costs for goods and services to increase.
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
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to these policies during the nine months ended September 30, 2006.

Results of Operations
Three Months Ended September 30, 2006 and 2005
     Comparative data relating to our revenues and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior period to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Three Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$191,786	$113,133	$78,653
Intermediate Semisubmersibles	189,521	118,293	71,228
Jack-ups	117,146	68,971	48,175
Other	—	138	(138)

Total Contract Drilling Revenue	$498,453	$300,535	$197,918

Revenues Related to Reimbursable Expenses	$16,003	$9,987	$6,016

CONTRACT DRILLING EXPENSE
High Specification Floaters	$61,882	$44,747	$17,135
Intermediate Semisubmersibles	111,748	82,888	28,860
Jack-ups	41,143	29,930	11,213
Other	10,110	2,972	7,138

Total Contract Drilling Expense	$224,883	$160,537	$64,346

Reimbursable Expenses	$13,982	$8,350	$5,632

OPERATING INCOME (LOSS)
High Specification Floaters	$129,904	$68,386	$61,518
Intermediate Semisubmersibles	77,773	35,405	42,368
Jack-ups	76,003	39,041	36,962
Other	(10,110)	(2,834)	(7,276)
Reimbursable expenses, net	2,021	1,637	384
Depreciation	(49,757)	(46,494)	(3,263)
General and administrative expense	(9,959)	(8,928)	(1,031)
Gain (loss) on sale and disposition of assets	272	761	(489)
Casualty gain on Ocean Warwick	—	33,605	(33,605)

Total Operating Income	$216,147	$120,579	$95,568

     Our operating income for the three months ended September 30, 2006 increased $95.6 million, or 79%, to $216.1 million, compared to $120.6 million for the three months ended September 30, 2005. Although dayrates have generally increased during 2006, overall revenues were also impacted by the effect of downtime associated with mandatory surveys and related repair time and lower dayrates earned by some of our semisubmersible rigs due to previously established job sequencing that caused the units to temporarily roll to older contracts with lower dayrates. Total contract drilling revenues for the quarter ended September 30, 2006 increased $197.9 million to $498.5 million, compared to the third quarter of 2005.
     Our results for the third quarter of 2006 were also impacted by higher expenses related to our mooring enhancement and other hurricane preparedness activities and to surveys performed during the quarter. The increase in survey costs included higher expenses for survey-related services and higher boat charges associated with moving rigs to and from shipyards. In addition, overall cost increases for maintenance and repairs between the third quarter of 2005 and the third quarter of 2006 reflect the impact of high, sustained utilization of our drilling units and an increase in operating and overhead costs due to higher prices throughout the offshore drilling industry and its support businesses. Total contract drilling expenses for the third quarter of 2006 increased $64.3 million, or 40%, to $224.9 million, compared to the same period of 2005. Our operating results for the three months ended September

30, 2005 included a $33.6 million casualty gain due to the constructive total loss of the Ocean Warwick as a result of Hurricane Katrina in August 2005.
High Specification Floaters.

	Three Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
GOM	$144,283	$78,866	$65,417
Australia/Asia/Middle East	16,537	13,998	2,539
South America	30,966	20,269	10,697

Total Contract Drilling Revenue	$191,786	$113,133	$78,653

CONTRACT DRILLING EXPENSE
GOM	$38,598	$20,714	$17,884
Australia/Asia/Middle East	6,121	9,718	(3,597)
South America	17,163	14,315	2,848

Total Contract Drilling Expense	$61,882	$44,747	$17,135

OPERATING INCOME	$129,904	$68,386	$61,518

     GOM. Revenues for our high-specification rigs in the GOM increased $65.4 million during the third quarter of 2006 compared to the same period in 2005, primarily due to higher average dayrates earned during 2006 ($50.9 million), and revenues generated by the Ocean Baroness, which relocated to the GOM from the Australia/Asia market in the latter half of 2005 ($18.0 million). Average operating revenue per day for our rigs in this market increased to $241,400 during the third quarter of 2006 compared to $153,400 for the comparable period of 2005, reflecting the continued high demand for this class of rig in the GOM.
     Excluding the Ocean Baroness, average utilization for our high-specification rigs in the GOM decreased slightly from 93% during the third quarter of 2005 to 91% in the third quarter of 2006, resulting in a $4.7 million decrease in revenues generated in the third quarter of 2006 compared to the third quarter of 2005. Downtime in the third quarter of 2006 primarily related to approximately one-and-one-half months of downtime for the Ocean Confidence for a scheduled survey and subsea problems and seven days of downtime for the Ocean Victory in connection with its mooring upgrade (which commenced in the second quarter of 2006). The decrease in utilization during the third quarter of 2006, compared to the same period in 2005, was partly offset by the effect of the full utilization of the Ocean Quest during the 2006 period, compared to the third quarter of 2005 when the unit had 30 days of downtime for hurricane repairs.
     Operating costs for our high-specification floaters in the GOM increased $17.9 million during the third quarter of 2006 over operating costs for the same period in 2005. Excluding the Ocean Baroness which incurred $9.3 million in operating expenses in the third quarter of 2006 while working in the GOM, operating costs increased $8.6 million or 42% during the third quarter of 2006, compared to the third quarter of 2005. The increase in rig operating costs is primarily attributable to higher labor and benefits costs as a result of wage increases and other compensation enhancement programs implemented after the third quarter of 2005, higher routine and major maintenance and repair costs, higher overhead costs and higher inspection costs in connection with a survey for the Ocean Confidence.
     General cost increases for maintenance and repairs between the third quarter of 2005 and the third quarter of 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet and in all geographic locations in which we operate. In addition, the increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and support businesses.
     Australia/Asia/Middle East. Revenues generated by our high-specification rigs operating in the Australia/Asia/Middle East region increased slightly for the quarter ended September 30, 2006 compared to the comparable period in 2005, primarily due to an increase in average operating revenue per day for the Ocean Rover from $150,700 in the third quarter of 2005 to $180,900 in the third quarter of 2006 ($2.8 million).

     Contract drilling expenses in this region decreased $3.6 million for the three months ended September 30, 2006 compared to the same period in 2005, primarily due to the relocation of the Ocean Baroness to the GOM in the latter half of 2005.
     South America. Revenues for our two high-specification rigs operating offshore Brazil increased $10.7 million during the three months ended September 30, 2006 compared to the same period in 2005, primarily due to higher average dayrates earned by our rigs in this market as a result of contract renewals for both rigs in the latter part of 2005. Average operating revenue per day earned by the Ocean Alliance and Ocean Clipper increased to $176,600 in the third quarter of 2006 from $115,200 in the third quarter of 2005.
     Contract drilling expense for our operations in Brazil increased $2.8 million during the three months ended September 30, 2006 compared to the same period in 2005. The increase in costs is primarily due to higher labor and benefits costs as a result of 2005 and March 2006 pay increases and other compensation enhancement programs, increased agency fee costs (which are based on a percentage of revenues) and higher maintenance and project costs.
Intermediate Semisubmersibles.

	Three Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
GOM	$58,103	$24,338	$33,765
Mexican GOM	19,007	21,420	(2,413)
Australia/Asia/Middle East	46,839	28,866	17,973
Europe/Africa	47,667	30,313	17,354
South America	17,905	13,356	4,549

Total Contract Drilling Revenue	$189,521	$118,293	$71,228

CONTRACT DRILLING EXPENSE
GOM	$24,209	$13,826	$10,383
Mexican GOM	18,359	14,353	4,006
Australia/Asia/Middle East	22,261	20,315	1,946
Europe/Africa	33,359	23,534	9,825
South America	13,560	10,860	2,700

Total Contract Drilling Expense	$111,748	$82,888	$28,860

OPERATING INCOME	$77,773	$35,405	$42,368

     GOM. Revenues generated during the third quarter of 2006 by our intermediate semisubmersible fleet increased $33.8 million, compared to the same quarter of 2005, due to improved utilization of our fleet in this market ($29.4 million) and higher average dayrates earned ($4.3 million). Average dayrates earned by our intermediate semisubmersibles in the GOM increased to $158,700 in the third quarter of 2006 compared to $90,400 in the third quarter of 2005.
     The overall increase in utilization for our rigs in this market is primarily due to the full utilization of both the Ocean New Era ($21.5 million) and the Ocean Lexington ($14.2 million) in the third quarter of 2006 compared to the comparable period of 2005. The Ocean New Era returned to active service in December 2005, and the Ocean Lexington was in a shipyard for the entire third quarter of 2005 for a steel renewal project. Partially offsetting the increase in utilization in the third quarter of 2006 was downtime for the Ocean Voyager which was in a shipyard for a month in connection with a mooring upgrade and nearly two months of downtime for the Ocean Saratoga due to the commencement of a special survey and a life enhancement project in August 2006.
     Contract drilling expense for our operations in the GOM increased $10.4 million for the three months ended September 30, 2006, compared to the same period in 2005, primarily due to higher labor costs as a result of 2005 and March 2006 pay increases, higher repair and maintenance costs for most of our rigs in this market due to the high, sustained utilization of the fleet, mobilization costs associated with relocating the Ocean Concord and Ocean

Voyager to a shipyard for a mooring upgrade and rental of mooring equipment as temporary replacements for equipment lost during the 2005 hurricanes in the GOM.
     Mexican GOM. Revenues generated by our rigs operating in the Mexican GOM during the third quarter of 2006 decreased $2.4 million as compared to the same period in 2005. In July 2006, PEMEX canceled its contract with the Ocean Whittington three months earlier than expected, and the drilling unit returned to the GOM. The early termination of the PEMEX contract in the third quarter of 2006 resulted in a $4.8 million reduction in revenues earned during the period, partially offset by increased revenues earned by the Ocean Worker as a result of a small dayrate increase at the end of 2005. Operating costs in the Mexican GOM increased $4.0 million in the third quarter of 2006 compared to the third quarter of 2005, primarily due to demobilization and inspection costs for the Ocean Whittington in connection with its move to the GOM and commencement of a survey during the 2006 period, as well as higher other operating costs, including the effect of 2005 and March 2006 wage increases for our rig-based personnel.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $46.8 million during the three months ended September 30, 2006 compared to revenues of $28.9 million in the comparable period of 2005. The $18.0 million increase in operating revenues was primarily due to an increase in average operating revenue per day from $77,100 in the third quarter of 2005 to $130,000 during the third quarter of 2006, which generated $18.9 million in additional revenues during the third quarter of 2006.
     During the quarter ended September 30, 2005, we recognized $1.3 million in mobilization revenue in connection with the 2004 mobilization of the Ocean Patriot from South Africa to New Zealand and the Bass Strait. We did not recognize any mobilization revenue for rig moves in this region during the quarter ended September 30, 2006. In the third quarter of 2006, we recognized $0.2 million in revenues related to the amortization of a lump-sum option fee received from one of our customers.
     Contract drilling expense for the Australia/Asia/Middle East region increased $1.9 million for the third quarter of 2006 compared to the third quarter of 2005. The overall increase in costs is primarily attributable to higher labor costs as a result of wage increases after the third quarter of 2005, higher routine repair and maintenance costs, higher revenue-based agency fees and higher shorebase support and other miscellaneous operating costs. This increase was partially offset by the recognition of $1.0 million in deferred mobilization expenses for the Ocean Patriot and Ocean Epoch in the third quarter of 2005. We did not recognize rig mobilization costs in this region in the third quarter of 2006 as there were no eligible rig moves during the period.
     Europe/Africa. Operating revenues for our intermediate semisubmersibles working in this region increased $17.4 million in the third quarter of 2006, primarily due to an increase in the average operating revenue per day from $91,500 in the third quarter of 2005 to $150,000 in the comparable period of 2006, primarily due to dayrate increases for our three rigs operating in the U.K. sector of the North Sea. This increase in average operating revenue per day generated $16.7 million in additional revenues during the three months ended September 30, 2006.
     Average utilization of our rigs in the Europe/Africa region decreased from 90% in the third quarter of 2005 to 86% in the third quarter of 2006. Although overall fleet utilization decreased for the quarter ended September 30, 2006, the full utilization of the Ocean Vanguard in the third quarter of 2006, compared to the same period in 2005 when the rig did not operate for nearly a month due to repair work, resulted in the generation of $4.0 million in additional revenues in the 2006 quarter. This favorable revenue contribution was partly offset by decreased revenues from the Ocean Princess ($3.7 million) due to 48 days of downtime during the third quarter of 2006 for an intermediate survey and related repairs.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa region increased $9.8 million during the third quarter of 2006, compared to the third quarter of 2005, primarily due to higher labor costs in the third quarter of 2006, reflective of wage increases after the third quarter of 2005, and additional mobilization, inspection and repair costs for the Ocean Princess in connection with its intermediate survey at the beginning of the third quarter of 2006.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $17.9 million in the third quarter of 2006 compared to revenues of $13.4 million in the comparable period of 2005. The increase in operating revenues for the 2006 period was primarily the result of an increase in the average operating revenue per day earned by our two rigs in this market due to contract extensions for the Ocean Yatzy and Ocean Winner in the fourth quarter of 2005 and in mid-March 2006, respectively. Average operating revenue per day increased from $73,900 during the third quarter of 2005 to $121,600 during the third quarter of 2006, generating $7.6 million in additional revenue during the third quarter of 2006 compared to the same period in 2005. The favorable impact of the dayrate increases was partly offset by increased downtime for the Ocean Yatzy in the third quarter of 2006 for a thruster change-out, which resulted in approximately 35 days of downtime during the 2006 period, or a $3.2 million reduction in revenues.
     Operating expenses for the Ocean Yatzy and Ocean Winner increased $2.7 million in the third quarter of 2006, compared to the same period in 2005, primarily due to increased labor costs for our rig-based personnel as a result of wage increases and other compensation enhancement programs implemented after the third quarter of 2005, higher repair, maintenance and freight costs and other routine operating costs in the third quarter of 2006 compared to the same period of 2005.
Jack-Ups.

	Three Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
GOM	$86,027	$56,309	$29,718
Australia/Asia/Middle East	17,580	12,662	4,918
Europe/Africa	13,539	—	13,539

Total Contract Drilling Revenue	$117,146	$68,971	$48,175

CONTRACT DRILLING EXPENSE
GOM	$29,237	$23,737	$5,500
Australia/Asia/Middle East	7,372	6,193	1,179
Europe/Africa	4,534	—	4,534

Total Contract Drilling Expense	$41,143	$29,930	$11,213

OPERATING INCOME	$76,003	$39,041	$36,962

     GOM. Our operating results in this region reflect an improvement in average operating dayrates for jack-up rigs in the GOM during the third quarter of 2006, as compared to the same period of 2005. Excluding the Ocean Warwick, which was declared a constructive total loss in the third quarter of 2005 due to damages sustained during Hurricane Katrina, our average operating revenue per day increased to $65,100 during the third quarter of 2006 from $55,400 during the same period in 2005 resulting in additional revenues of $42.1 million in the 2006 period. Average utilization for our jack-up fleet in the GOM decreased from 93% in the third quarter of 2005 to 87% for the third quarter of 2006, primarily due to the relocation of the Ocean Spur to Tunisia during the first quarter 2006, downtime for the Ocean Nugget which spent the majority of the third quarter of 2006 preparing for its contract with PEMEX (and which began its tow to the Mexican GOM late in the third quarter of 2006), approximately 18 days of downtime for the Ocean Summit for a survey and shipyard repairs and the Ocean Spartan which was ready-stacked for approximately 15 days during the third quarter of 2006. This decrease in utilization resulted in reduced revenues of $8.3 million in the third quarter of 2006, compared to the same period in 2005. During the third quarter of 2005, the Ocean Warwick generated revenues of $4.0 million.
     Contract drilling expenses for our jack-ups operating in the GOM increased $5.5 million for the three months ended September 30, 2006, compared to same period in 2005. The increase in operating expenses in the third quarter of 2006, compared to the third quarter of 2005, is primarily due to higher labor and other personnel-related costs as a result of 2005 and 2006 wage increases, higher maintenance and repair costs for nearly our entire jack-up fleet in the GOM and higher miscellaneous operating and overhead costs for most of our jack-up rigs in this region. During the third quarter of 2006 we incurred $1.3 million in mobilization costs for the Ocean Summit in connection with its survey and shipyard repairs. These cost increases were partially offset by the absence of operating costs for the Ocean Spur and Ocean Warwick during the third quarter of 2006.

     Australia/Asia/Middle East. Revenues for our jack-ups in the Australia/Asia and Middle East regions were $17.6 million for the third quarter of 2006 compared to $12.7 million for the same period in 2005. The $4.9 million increase in revenues is primarily due to higher average dayrates earned by our two rigs in this region during the third quarter of 2006, compared to the third quarter of 2005, which resulted in the generation of $7.2 million in additional revenues in the 2006 period. The Ocean Heritage began operating under a new contract early in the second quarter of 2006 at a significantly higher dayrate than previously contracted.
     The favorable impact of the higher dayrates in 2006 was partially offset by approximately one month of downtime for the Ocean Sovereign in the third quarter of 2006 for a survey and leg repairs, which resulted in a $2.2 million reduction in revenues for the period as compared to the prior year.
     Contract drilling expense for our jack-ups in the Australia/Asia and Middle East regions increased $1.2 million to $7.4 million in the third quarter of 2006 compared to operating expenses of $6.2 million for the comparable period in 2005. The general increase in operating costs for our rigs in this region during the third quarter of 2006, compared to the same period in 2005, is the result of higher labor costs in the third quarter of 2006 as a result of late 2005 and early 2006 wage increases, higher maintenance and inspection costs primarily for the Ocean Sovereign and higher revenue-based agency fees. These cost increases were partially offset by the absence of mobilization costs for the Ocean Heritage in the third quarter of 2006.
     Europe/Africa. The Ocean Spur operated offshore Tunisia during the third quarter of 2006 and generated $11.8 million in revenues. We also recognized $1.7 million in deferred mobilization revenue and incurred operating expenses of $4.5 million during the third quarter of 2006. We did not have any jack-up rigs operating in the Europe/Africa region during the comparable period of 2005.
Other Contract Drilling.
     Other contract drilling expenses increased $7.1 million during the third quarter of 2006, compared to the third quarter of 2005, primarily due to the inclusion of $5.9 million in costs related to anchor boat rental and other costs associated with our mooring enhancement and hurricane preparedness activities, which were implemented in response to mooring issues which arose during the 2005 hurricane season.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.0 million and $1.6 million for the quarters ended September 30, 2006 and 2005, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $3.3 million to $49.8 million in the third quarter of 2006 compared to $46.5 million in the third quarter of 2005, primarily due to depreciation associated with capital additions in 2005 and in the first nine months of 2006, partially offset by lower depreciation expense resulting from the declaration of a constructive total loss of the Ocean Warwick in the third quarter of 2005.
General and Administrative Expense.
     We incurred general and administrative expense of $10.0 million in the third quarter of 2006 compared to $8.9 million in the same period in 2005. The $1.0 million increase in overhead costs between the periods was primarily due to stock-based compensation expense recorded in connection with our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (R), “Accounting for Stock-Based Compensation,” or SFAS 123 (R), effective January 1, 2006. An increase in staffing requirements and engineering consulting fees and higher salaries in 2006 also contributed to the increase over the prior year quarter.
Casualty Gain on Ocean Warwick.
     We recognized a $33.6 million casualty gain during the third quarter of 2005 as a result of the constructive total loss of the Ocean Warwick, resulting from damage sustained during Hurricane Katrina in August 2005.

Interest Income.
     We earned interest income of $10.0 million in the third quarter of 2006 compared to $6.1 million in the same period in 2005. The $3.9 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash balances in the third quarter of 2006, as compared to the 2005 period. See “— Liquidity and Capital Requirements” and “— Historical Cash Flows.”
Interest Expense.
     The $2.2 million decrease in interest cost for the third quarter of 2006, as compared to the same period in 2005, was primarily attributable to $2.8 million in interest costs we capitalized in connection with qualifying upgrades and construction projects.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net of $2.8 million and $1.1 million in the third quarter of 2006 and 2005, respectively.
     Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which these subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. During the three months ended September 30, 2006 and 2005, we recognized net foreign currency exchange gains of $3.1 million and $1.0 million, respectively. Prior to the fourth quarter of 2005, we accounted for foreign currency translation gains and losses as a component of “Accumulated other comprehensive losses” in our Consolidated Balance Sheets included in Item 1 of Part I of this report.
Income Tax Expense.
     We recognized income tax expense of $58.6 million on pre-tax income of $223.0 million during the three months ended September 30, 2006 compared to income tax expense of $37.4 million on pre-tax income of $119.4 million for the three months ended September 30, 2005. Our estimated annual effective tax rate was 28.1% as of September 30, 2006 and 29.5% as of September 30, 2005.
     The estimated annual effective rate of 28.1% at September 30, 2006 declined from the previous estimate of 28.5% at June 30, 2006. Tax expense for the three months ended September 30, 2006 was also partially offset by 2005 return to provision adjustments of $2.5 million. Of the 2005 return to provision adjustments, $2.2 million resulted from a deduction allowable under Internal Revenue Code Section 199 attributable to qualified production activities that was previously thought to be inapplicable to the drilling industry. The Treasury Department and Internal Revenue Service issued guidelines during the second quarter of 2006 clarifying that the deduction is available to the drilling industry with respect to qualified production activities. Inclusion of the return to provision adjustments for the third quarter of 2006, along with the effect of the 0.4% decline in the estimated annual effective tax rate from June 30, 2006, resulted in an actual effective tax rate of 26.3% for the quarter.

Nine Months Ended September 30, 2006 and 2005
     Comparative data relating to our revenues and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior periods to conform to the classifications we currently follow. Such reclassifications do not affect earnings.

	Nine Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$545,702	$304,824	$240,878
Intermediate Semisubmersibles	562,324	325,634	236,690
Jack-ups	323,470	192,834	130,636
Other	—	(70)	70

Total Contract Drilling Revenue	$1,431,496	$823,222	$608,274

Revenues Related to Reimbursable Expenses	$42,878	$29,457	$13,421

CONTRACT DRILLING EXPENSE
High Specification Floaters	$178,026	$134,792	$43,234
Intermediate Semisubmersibles	293,819	238,853	54,966
Jack-ups	113,223	90,587	22,636
Other	14,203	7,008	7,195

Total Contract Drilling Expense	$599,271	$471,240	$128,031

Reimbursable Expenses	$37,083	$24,784	$12,299

OPERATING INCOME (LOSS)
High Specification Floaters	$367,676	$170,032	$197,644
Intermediate Semisubmersibles	268,505	86,781	181,724
Jack-ups	210,247	102,247	108,000
Other	(14,203)	(7,078)	(7,125)
Reimbursable expenses, net	5,795	4,673	1,122
Depreciation	(148,858)	(137,944)	(10,914)
General and administrative expense	(29,786)	(27,587)	(2,199)
Gain (loss) on sale and disposition of assets	(2,191)	8,753	(10,944)
Casualty gain on Ocean Warwick	—	33,605	(33,605)

Total Operating Income	$657,185	$233,482	$423,703

     Continued strong demand for our rigs in all markets and geographic regions resulted in high utilization and historically high dayrates during the first nine months of 2006. Due to this continuing strong demand, our operating income for the nine months ended September 30, 2006 increased $423.7 million, or 181%, to $657.2 million, compared to $233.5 million for the nine months ended September 30, 2005. Dayrates have generally increased during 2006, compared to 2005, resulting in the generation of additional contract drilling revenues by our fleet. However, overall revenue increases were negatively impacted by the effect of downtime associated with mandatory surveys and related repair time and lower dayrates earned by some of our semisubmersible rigs due to previously established job sequencing that caused the units to temporarily roll to older contracts with lower dayrates. Total contract drilling revenues for the nine months ended September 30, 2006 increased $608.3 million, or 74%, to $1,431.5 million, compared to the first nine months of 2005.
     Our results for the first nine months of 2006 were also impacted by higher expenses related to our mooring enhancement and other hurricane preparedness activities, wage increases in late 2005 and the first quarter of 2006 and surveys performed during 2006. The increase in survey costs included higher expenses for survey-related services and higher boat charges associated with moving rigs to and from shipyards. In addition, overall cost increases for maintenance and repairs between the first nine months of 2005 and the comparable period of 2006 reflect the impact of high, sustained utilization of our drilling units and an increase in operating and overhead costs due to higher prices throughout the offshore drilling industry and its support businesses. Total contract drilling expenses for the first nine months of 2006 increased $128.0 million, or 27%, to $599.3 million, compared to the same period of 2005. Our operating results for the nine months ended September 30, 2005 included a $33.6 million casualty gain due to the constructive total loss of the Ocean Warwick as a result of Hurricane Katrina in August 2005 and an $8.0 million pre-tax gain related to the June 2005 sale of the Ocean Liberator.
High Specification Floaters.

	Nine Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
GOM	$403,948	$201,566	$202,382
Australia/Asia/Middle East	47,688	53,110	(5,422)
South America	94,066	50,148	43,918

Total Contract Drilling Revenue	$545,702	$304,824	$240,878

CONTRACT DRILLING EXPENSE
GOM	$108,916	$64,048	$44,868
Australia/Asia/Middle East	17,971	29,821	(11,850)
South America	51,139	40,923	10,216

Total Contract Drilling Expense	$178,026	$134,792	$43,234

OPERATING INCOME	$367,676	$170,032	$197,644

     GOM. Revenues generated by our high-specification rigs in the GOM increased $202.4 million during the nine months ended September 30, 2006, compared to the first nine months of 2005, primarily due to higher average dayrates earned during the period and revenues generated by the Ocean Baroness, which relocated to the GOM from the Australia/Asia market in the latter half of 2005 ($48.4 million). Excluding the Ocean Baroness, average operating revenue per day for our rigs in this market increased to $230,600 during the first nine months of 2006 compared to $127,400 for the same period in 2005, generating $160.8 million in additional revenues during the first nine months of 2006. The higher overall dayrates achieved for our high-specification floaters reflect the continuing high demand for this class of rig in the GOM.
     Average utilization of our high-specification floater fleet in the GOM, excluding the contribution by the Ocean Baroness, decreased slightly to 95% for the first nine months of 2006 compared to the same period in 2005, and resulted in a $6.9 million decrease in revenue for the 2006 period. The decrease in average utilization for the nine months ended September 30, 2006, compared to the same period in 2005, is due to approximately 45 days and 20 days of downtime for the Ocean Confidence and Ocean Victory, respectively. Downtime for the Ocean Confidence was associated with a survey, equipment change-out and subsea problems, while downtime for the Ocean Victory was due to its mooring upgrade. These decreases in utilization were partly offset by approximately 30 additional operating days for the Ocean Quest during the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to downtime incurred in 2005 for hurricane-related repairs to the rig.
     Operating costs during the first nine months of 2006 for our high-specification floaters in the GOM increased $44.9 million over operating costs incurred during the comparable period in 2005. The increase in operating costs is primarily due to the inclusion of normal operating costs and mobilization expenses for the Ocean Baroness during the first nine months of 2006 ($27.0 million) compared to the prior year period when this drilling rig operated offshore Indonesia. In addition, our operating expenses for the first nine months of 2006, compared to the same period in 2005, reflect higher labor and benefits costs related to late 2005 and 2006 wage increases, higher repair and maintenance costs, and higher miscellaneous operating expenses, including catering costs.
     General cost increases for maintenance and repairs between the nine months ended September 30, 2005 and the comparable period of 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet and in all geographic locations in which we operate. In addition, the increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and support businesses.
     Australia/Asia/Middle East. Revenues generated by our rigs in the Australia/Asia/Middle East region decreased $5.4 million to $47.7 million for the first nine months of 2006 as compared to revenues of $53.1 million in the first nine months of 2005, primarily due to the relocation of the Ocean Baroness from this market to the GOM in the latter half of 2005. Prior to its departure to the GOM, the Ocean Baroness generated $18.2 million in revenues during the nine months ended September 30, 2005. The decrease in revenues for the region was partially offset by a $12.8 million increase in revenues generated by the Ocean Rover during the nine months ended September 30, 2006, primarily due to an increase in the dayrate earned by the unit in the 2006 period as compared to the prior year period. Average operating revenue per day during the first nine months of 2006 for the Ocean Rover increased from $135,300 to $175,800.
     Contract drilling expenses in this region decreased $11.8 million during the first nine months of 2006 compared to the same period in 2005, primarily due to the relocation of the Ocean Baroness to the GOM ($14.7 million). This decrease was partially offset by an increase in operating costs for the Ocean Rover during the first nine months of 2006, compared to the same period of 2005, primarily related to higher personnel-related costs as a result of late 2005 and March 2006 pay increases, increased agency fee costs (which are based on a percentage of revenues) and higher other miscellaneous operating expenses.
     South America. Revenues for our high-specification rigs operating offshore Brazil increased $43.9 million in the first nine months of 2006, compared to the same period in 2005, primarily due to higher average dayrates earned by our rigs in this market ($38.9 million). Average operating revenue per day earned by the Ocean Alliance and the Ocean Clipper increased to $179,700 during the first nine months of 2006 up from $105,300 during the comparable period in 2005 as a result of contract renewals for both rigs in the latter part of 2005. Utilization for our rigs offshore Brazil increased from 87% during the first nine months of 2005 to 96% during the first nine months of 2006, contributing $5.0 million in additional revenues in 2006, primarily due to less downtime in the first nine months of 2006 for repairs.
     Contract drilling expenses for our operations offshore Brazil increased $10.2 million in the first nine months of 2006, compared to the same period in 2005. The increase in costs is primarily due to higher labor, benefits and other personnel-related costs as a result of 2005 and March 2006 pay increases and other compensation enhancement programs, increased agency fee costs (which are based on a percentage of revenues), higher freight costs and higher maintenance and project costs.

Intermediate Semisubmersibles.

	Nine Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
GOM	$156,800	$70,173	$86,627
Mexican GOM	62,351	63,753	(1,402)
Australia/Asia/Middle East	139,257	80,133	59,124
Europe/Africa	146,971	74,961	72,010
South America	56,945	36,614	20,331

Total Contract Drilling Revenue	$562,324	$325,634	$236,690

CONTRACT DRILLING EXPENSE
GOM	$59,192	$33,536	$25,656
Mexican GOM	49,090	42,009	7,081
Australia/Asia/Middle East	64,597	62,146	2,451
Europe/Africa	82,713	70,672	12,041
South America	38,227	30,490	7,737

Total Contract Drilling Expense	$293,819	$238,853	$54,966

OPERATING INCOME	$268,505	$86,781	$181,724

     GOM. Revenues generated in the first nine months of 2006 by our intermediate semisubmersible fleet operating in the GOM increased $86.6 million due to a combination of higher dayrates earned ($42.2 million) and higher utilization of our fleet in this market ($44.4 million) as compared to the first nine months of 2005. Average operating revenue per day increased to $127,800 for the nine months ended September 30, 2006 as compared to $74,900 for the same period in 2005. The increase in overall utilization for our intermediate semisubmersibles during the first nine months of 2006 compared to the same period in 2005 is primarily due to the reactivation of the Ocean New Era in December 2005.
     Contract drilling expense for our intermediate semisubmersibles’ operations in the GOM increased $25.7 million in the first nine months of 2006, compared to the same period in 2005, primarily due to normal operating costs for the Ocean New Era in 2006 ($5.7 million), higher labor and benefits costs as a result of September 2005 and March 2006 wage increases for our rig-based personnel, higher maintenance and other miscellaneous operating costs, mobilization costs associated with mooring upgrades for the Ocean Concord and Ocean Voyager and rental of mooring lines and chains as temporary replacements for equipment lost during the 2005 hurricanes in the GOM.
     Mexican GOM. Revenues generated by our four intermediate semisubmersible rigs which operated in the Mexican GOM during the first nine months of 2006 decreased $1.4 million compared to the same period of 2005. The net decrease in revenues during the first nine months of 2006 is primarily due to PEMEX’s cancellation of its contract for the Ocean Whittington in July 2006, which was three months earlier than anticipated, partially offset by increased revenues for the Ocean Worker as a result of a small dayrate increase in December 2005. The remaining three rigs continue operating under long-term contracts, which we entered into with PEMEX in 2003, until late 2006 or 2007. Operating costs in the Mexican GOM increased $7.1 million during the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the effect of 2005 and March 2006 wage increases for our rig-based personnel, as well as higher repair and maintenance, other miscellaneous operating costs and overheads. In addition, we incurred additional costs associated with the demobilization of the Ocean Whittington from offshore Mexico to the GOM and commencement of a five-year survey upon its arrival in the GOM.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $139.3 million during the first nine months of 2006, compared to revenues of $80.1 million in the same period of 2005. The $59.1 million increase in operating revenues was primarily due to an increase in average operating revenue per day from $79,700 during the first nine months of 2005 to $127,800 for the first nine months of 2006, as all of our four semisubmersible rigs in this region are currently working at contracted dayrates higher than those earned in the comparable period of 2005. The increase in average dayrates for the first nine months of 2006 generated $58.1 million in additional revenues in 2006. In addition, the full utilization of the

Ocean Epoch during the first nine months of 2006 generated an additional $5.2 million in revenues, compared to the first nine months of 2005 when this drilling unit only worked for approximately four months due to scheduled downtime for a 5-year survey, other regulatory inspections and contract preparation work in advance of its relocation offshore Malaysia.
     During the first nine months of 2005, we recognized $5.7 million in lump-sum mobilization revenue in connection with the 2004 mobilization of the Ocean Patriot from South Africa to New Zealand and the Bass Strait. We did not recognize any mobilization revenue for rig moves in this region during the nine months ended September 30, 2006. However, during the first nine months of 2006, we recognized $1.2 million in revenues related to lump-sum fees received from two of our customers in connection with capital improvements to one of our rigs and a drilling option for another rig.
     Contract drilling expense for the Australia/Asia/Middle East region increased slightly from $62.1 million during the first nine months of 2005 to $64.6 million during the same period in 2006. The $2.5 million net increase in costs for the first nine months of 2006 compared to the first nine months of 2005 is primarily the result of higher labor costs (due to wage increases in late 2005 and March 2006), higher repair and maintenance costs, higher revenue-based agency fees and higher other operating costs. These unfavorable costs trends were partially offset by lower survey costs for the Ocean Epoch in connection with its 5-year survey in 2005 and the recognition of $4.2 million in deferred mobilization expenses for the Ocean Patriot during the first nine months of 2005.
     Europe/Africa. Operating revenues for our intermediate semisubmersibles working in this region increased $72.0 million in the first nine months of 2006, compared to the same period in 2005, primarily due to an increase in the average operating revenue per day earned by our rigs in this market, which generated $49.3 million in additional revenues during the nine months ended September 30, 2006. Average dayrates for our rigs operating in this market increased from $86,000 in the first nine months of 2005 to $141,500 in the comparable period of 2006, primarily due to dayrate increases for our three rigs operating in the U.K. sector of the North Sea.
     Average utilization for our rigs in the Europe/Africa region increased from 80% in the first nine months of 2005 to 92% in the first nine months of 2006, generating $18.8 million in additional revenues. The increase in average utilization is primarily due to higher utilization in the first nine months of 2006 for the Ocean Vanguard, compared to the first nine months of 2005 when this unit experienced more than five months of downtime due to an anchor winch failure and for a 5-year survey and related repairs. Utilization of our three rigs operating in the U.K sector of the North Sea remained unchanged at 91% due to the effect of the nearly full utilization of the Ocean Nomad during the first nine months of 2006, compared to the same period in 2005 when the rig was ready-stacked for almost three weeks and experienced almost a full month of downtime for repairs, partially offset by decreased utilization for the Ocean Princess which was in a shipyard for 48 days for an intermediate survey during the first nine months of 2006. In comparison, the Ocean Princess operated for nearly the entire first nine months of 2005.
     We also recognized $4.3 million in revenues during the first nine months of 2006 related to the amortization of lump-sum fees received from customers for capital improvements to the Ocean Guardian and Ocean Vanguard.
     Contract drilling expenses for our intermediate semisubmersible rigs operating in the Europe/Africa region increased $12.0 million during the first nine months of 2006, compared to the first nine months of 2005, primarily due to increased costs for the Ocean Guardian and Ocean Princess, which underwent surveys and performed related repairs, including mobilization costs, during the 2006 period. Also contributing to the increase were higher personnel and related costs, reflecting the impact of wage increases after September 2005 and higher overall other operating costs. These cost increases in the first nine months of 2006 were partially offset by lower maintenance costs for the Ocean Vanguard in 2006 compared to the first nine months of 2005 and the absence of mobilization costs in the first nine months of 2006 related to the Ocean Nomad’s relocation from Gabon to the North Sea at the end of 2004, which were fully recognized in 2005.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $56.9 million in the first nine months of 2006, compared to revenues of $36.6 million in the same period of 2005. The increase in revenues was primarily the result of an increase in the average operating revenue per day earned by our two rigs in this market. As a result of contract extensions for the Ocean Yatzy and Ocean Winner in the fourth quarter of 2005 and in mid-March 2006, respectively, average operating revenue per day increased from $68,700 to $115,000 in the nine months ended September 30, 2006. This increase in average operating revenue per day generated $23.1 million in additional revenue during the first nine months of 2006, compared to the same period in 2005.

     Reduced utilization for our two intermediate semisubmersible rigs operating offshore Brazil during the nine months ended September 30, 2006, compared to the same period in 2005, is the result of additional downtime for repairs during the 2006 period, including 35 days of downtime for a thruster change-out on the Ocean Yatzy. This decrease in utilization resulted in a $2.8 million reduction in revenues generated during the first nine months of 2006.
     Operating expenses for the Ocean Yatzy and Ocean Winner increased $7.7 million in the first nine months of 2006, compared to the same period in 2005, primarily due to increased labor costs for our rig-based personnel as a result of wage increases and other compensation enhancement programs implemented after the third quarter of 2005, higher revenue-based agency fees, higher repair, maintenance and freight costs and other routine operating costs in the first nine months of 2006 compared to the first nine months of 2005.
Jack-Ups.

	Nine Months Ended
	September 30,		Favorable/
	2006	2005	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
GOM	$245,877	$156,640	$89,237
Australia/Asia/Middle East	48,230	36,194	12,036
Europe/Africa	29,363	—	29,363

Total Contract Drilling Revenue	$323,470	$192,834	$130,636

CONTRACT DRILLING EXPENSE
GOM	$83,792	$72,143	$11,649
Australia/Asia/Middle East	19,128	18,444	684
Europe/Africa	10,303	—	10,303

Total Contract Drilling Expense	$113,223	$90,587	$22,636

OPERATING INCOME	$210,247	$102,247	$108,000

     GOM. Our operating results in this region are reflective of the improvement in average operating dayrates for jack-up rigs in the GOM during the first nine months of 2006 as compared to the same period in 2005. Excluding the Ocean Warwick which was declared a constructive total loss in the third quarter of 2005, our average operating revenue per day increased to $97,900 during the first nine months of 2006 from $49,800 during the same period in 2005, generating additional revenues of $121.1 million. Average utilization for our jack-up fleet in the GOM decreased from 97% during the first nine months of 2005 to 84% for the first nine months of 2006. Utilization for our jack-up fleet in the GOM during the first nine months of 2006 was negatively impacted by the relocation of the Ocean Spur to Tunisia in the first quarter of 2006, over five months of downtime for the Ocean Nugget in connection with a special survey, related repairs and contract preparation work in connection with the rig’s 912-day contract with PEMEX and nearly three months of downtime for the Ocean Spartan for leg repairs and its ready-stacking while waiting on a contract. The decrease in utilization for the first nine months of 2006, compared to the same period of 2005, resulted in reduced revenues of $20.0 million. During the first nine months of 2005, the Ocean Warwick generated revenues of $11.8 million.
     Contract drilling expenses for our jack-ups operating in the GOM increased $11.6 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in operating expenses in the first nine months of 2006 is primarily due to higher labor and other personnel-related costs as a result of late 2005 and March 2006 wage increases, costs associated with a special survey for the Ocean Nugget and leg/spud can repairs for the Ocean Spartan, higher overheads, catering and other miscellaneous operating expenses. These increases in contract drilling expenses were partially offset by the absence of operating costs for the Ocean Warwick during the 2006 period and lower operating costs for the Ocean Spur (which only operated in the GOM for 45 days during the first nine months of 2006 before relocating to Tunisia as compared to working the entire first nine months of 2005) in the GOM.
     Australia/Asia/Middle East. Revenues for our jack-ups in the Australia/Asia and Middle East regions were $48.2 million for the first nine months of 2006 compared to $36.2 million for the same period in 2005. The $12.0 million increase in revenues in this region during the first nine months of 2006 compared to the first nine months of

2005 is primarily attributable to higher average operating dayrates and utilization for both of our jack-up rigs in this region ($11.1 million) partially offset by the lower recognition of deferred mobilization revenues in 2006 ($2.8 million). Average dayrates for our jack-up rigs in this region increased from $72,400 during the first nine months of 2005 to $93,400 during the first nine months of 2006 and average rig utilization increased from 84% in the first nine months of 2005 to 94% in the first nine months of 2006. The net increase in utilization in 2006 is primarily due to the nearly full utilization of the Ocean Heritage during the first nine months of 2006, compared to the same period in 2005 when the rig experienced downtime associated with its relocation from India to Qatar and leg repairs, which was partially offset by the effect of approximately one month of downtime for the Ocean Sovereign for an inspection and leg repairs in the third quarter of 2006.
     Contract drilling expenses for our jack-ups in the Australia/Asia and Middle East regions increased slightly from $18.4 million during the first nine months of 2005 to $19.1 million during the first nine months of 2006. Higher labor costs in the first nine months of 2006 as a result of 2005 and early 2006 wage increases, higher maintenance and revenue-based agency fees were partially offset by the incurrence of costs during the nine months ended September 30, 2005 related to an insurance deductible for leg damage to the Ocean Heritage and increased mobilization costs related to relocation of the Ocean Sovereign to locations offshore Bangladesh and Indonesia during the first nine months of 2005, which did not recur during the comparable period of 2006.
     Europe/Africa. The Ocean Spur began operating offshore Tunisia in mid-March 2006 and generated $29.4 million in revenues, including the recognition of $3.7 million in deferred mobilization revenue, and incurred operating expenses of $10.3 million during the nine months ended September 30, 2006. We did not have any of our jack-up rigs working in this region during the same period in 2005.
Other Contract Drilling.
     Other contract drilling expenses increased $7.2 million during the first nine months of 2006, compared to the first nine months of 2005, primarily due to the inclusion of $5.9 million in costs related to anchor boat rental and other costs associated with our mooring enhancement and hurricane preparedness activities, which were implemented in response to mooring issues which arose during the 2005 hurricane season.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $5.8 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $10.9 million to $148.9 million during the nine months ended September 30, 2006 compared to $137.9 million during the same period in 2005 primarily due to depreciation associated with capital additions in 2005 and the first nine months of 2006, partially offset by lower depreciation expense resulting from the declaration of a constructive total loss of the Ocean Warwick in the third quarter of 2005.
General and Administrative Expense.
     We incurred general and administrative expense of $29.8 million during the nine months ended September 30, 2006 compared to $27.6 million for the same period in 2005. The $2.2 million increase in overhead costs between the periods was primarily due to stock-based compensation expense recorded in connection with our adoption of SFAS 123 (R), effective January 1, 2006.
Gain (Loss) on Sale of Assets.
     We recognized a net loss of $2.2 million on the sale and disposal of assets, net of disposal costs, during the nine months ended September 30, 2006 compared to a net gain of $8.8 million during the same period of 2005. The loss recognized in the first nine months of 2006 is primarily the result of costs associated with the removal of production equipment from the Ocean Monarch, which was subsequently sold to a third party. Results for the nine months ended September 30, 2005 included a pre-tax gain of $8.0 million related to the June 2005 sale of the Ocean

Liberator and gains on the sale of used drill pipe during the period, partially offset by a $1.4 million loss due to the retirement of equipment lost or damaged during Hurricanes Katrina and Rita.
Casualty Gain on Ocean Warwick.
     We recorded a $33.6 million casualty gain during the nine months ended September 30, 2005 as a result of the constructive total loss of one of our jack-up rigs, the Ocean Warwick, resulting from damages sustained during Hurricane Katrina in August 2005.
Interest Income.
     We earned interest income of $26.8 million during the nine months ended September 30, 2006 compared to $18.0 million in the same period in 2005. The $8.8 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash balances in the 2006 period, as compared to the 2005 period. See “– Liquidity and Capital Requirements” and “– Historical Cash Flows.”
Interest Expense.
     We recorded interest expense for the nine months ended September 30, 2006 of $18.7 million, representing a $15.0 million decrease in interest cost compared to the same period in 2005. The decrease in interest cost was primarily attributable to lower interest expense in the first nine months of 2006 related to our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, as a result of our June 2005 repurchase of $774.1 million in aggregate principal amount at maturity of Zero Coupon Debentures, the associated write-off of $6.9 million of debt issuance costs in June 2005 and the conversion of $19.9 million in aggregate principal amount at maturity of Zero Coupon Debentures into shares of our common stock during the nine months ended September 30, 2006. In addition we capitalized an additional $6.6 million in interest costs in connection with qualifying upgrades and construction projects during the nine months ended September 30, 2006 compared to the same period of 2005. The decrease in interest cost was partially offset by additional interest expense on our 4.875% Senior Notes due July 1, 2015, or 4.875% Senior Notes, which we issued in June 2005.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net, of $6.6 million and $2.0 million during the nine months ended September 30, 2006 and 2005, respectively.
     Effective October 1, 2005, we changed the functional currency of certain of our subsidiaries operating outside the United States to the U.S. dollar to more appropriately reflect the primary economic environment in which these subsidiaries operate. Prior to this date, these subsidiaries utilized the local currency of the country in which they conducted business as their functional currency. During the nine months ended September 30, 2006 and 2005, we recognized net foreign currency exchange gains of $7.2 million and $1.9 million, respectively. Prior to the fourth quarter of 2005, we accounted for foreign currency translation gains and losses as a component of “Accumulated other comprehensive losses” in our Consolidated Balance Sheets included in Item 1 of Part I of this report.
Income Tax Expense.
     We recognized income tax expense of $186.4 million on pre-tax income of $671.9 million during the nine months ended September 30, 2006 compared to income tax expense of $65.1 million on pre-tax income of $218.6 million for the same period in 2005. The estimated annual effective tax rate at September 30, 2006 includes the effect of the expected 2006 deduction allowable under Internal Revenue Code Section 199 attributable to qualified production activities. Tax expense for the nine months ended September 30, 2006 was partially offset by 2005 return to provision adjustments of $2.5 million, $2.2 million of which related to the 2005 deduction allowable under Internal Revenue Code Section 199, that were recorded in the third quarter of 2006.
     Tax expense for the nine months ended September 30, 2005 included expense of $0.9 million related to finalizing prior year tax returns in the U.K., and $0.2 million related to a settlement of a tax dispute in East Timor. Partially offsetting the higher tax expense was a $0.2 million reduction in our valuation allowance for prior year foreign tax credits which primarily arose from our ability to carryback certain prior year foreign tax credits to earlier years. These additional items of net expense were not included in the 2005 estimated annual effective tax rate of 29.5% and resulted in an actual effective tax rate of 29.8% for the nine months ended September 30, 2005.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. At September 30, 2006, we had $688.2 million in “Cash and cash equivalents” and $100.4 million in “Marketable securities,” representing our investment of cash available for current operations.
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
     $285 Million Revolving Credit Facility. In early November 2006, we entered into a $285 million syndicated, 5-year senior unsecured revolving credit facility, or Credit Facility, for general corporate purposes, including loans and performance or standby letters of credit.
     Loans under the Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. Under our Credit Facility, we also pay, based on our current credit ratings, and as applicable, other customary fees, including, but not limited to, a facility fee on the total commitment under the Credit Facility regardless of usage and a utilization fee that applies if the aggregate of all loans outstanding under the Credit Facility equals or exceeds 50% of the total commitment under the facility. Changes in credit ratings could lower or raise the fees that we pay under the Credit Facility.
     The Credit Facility contains customary covenants, including, but not limited to, the maintenance of a ratio of consolidated indebtedness to total capitalization, as defined in the Credit Facility, of not more than 60% at the end of each fiscal quarter and limitations on liens, mergers, consolidations, liquidation and dissolution, changes in lines of business, swap agreements, transactions with affiliates and subsidiary indebtedness.
     Based on our current credit ratings on November 2, 2006, the applicable margin on LIBOR loans would have been 0.27%. As of November 2, 2006, there were no amounts outstanding under the Credit Facility.
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
Liquidity and Capital Requirements
     Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures and debt service requirements. We determine the amount of cash required to meet our capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating our ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. We believe that our operating cash flows and cash reserves will be sufficient to meet these capital commitments; however, we will continue to make periodic assessments based on industry conditions. In addition, we may, from time to time, issue debt or equity securities, or a combination thereof, or utilize borrowings under our Credit Facility to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to effect any such issuance of debt and/or equity securities will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control.
     We believe that we have the financial resources needed to meet our business requirements in the foreseeable future, including capital expenditures for rig upgrades and enhancements, as well as our working capital requirements. We anticipate that we will rely primarily on internally generated cash flows to maintain liquidity. From time to time, we may also make use of our Credit Facility for cash liquidity.
Purchase Obligations Related to Rig Construction/Modifications.
     In January 2006, we announced the upgrade of the Ocean Monarch, one of our intermediate semisubmersible drilling rigs, for ultra-deepwater service at an estimated total capitalized cost of approximately $300 million, including capitalized interest. The rig was mobilized to a shipyard in Singapore where it commenced the upgrade in the third quarter of 2006.
     As of September 30, 2006, we had purchase obligations aggregating approximately $524 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $111 million, $223 million and $190 million for the remainder of 2006 and in 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control. We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at September 30, 2006, except for those related to our direct rig operations, which arise during the normal course of business. See “ – Capital Expenditures.”
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
     During the nine months ended September 30, 2006, holders of $12.1 million accreted value, or $19.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures and holders of $20,000 in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into an aggregate of 172,033 shares of our common stock. As of September 30, 2006, approximately $460.0 million principal amount of our 1.5% Debentures and $6.8 million aggregate accreted value, or $10.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures were outstanding.
Letters of Credit.
     We are contingently liable as of September 30, 2006 in the amount of $67.0 million under certain performance, bid, supersedeas and custom bonds and letters of credit. We purchased one of these performance bonds in the amount of $16.1 million from a related party at less than the prevailing market rate. Agreements relating to approximately $50.1 million of multi-year performance bonds can require cash collateral for the full line at any time for any reason. As of September 30, 2006, we had not been required to make any cash collateral deposits with respect to these agreements. The remaining agreements cannot require cash collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
Credit Ratings.
     Our current credit rating is Baa2 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances and affect the interest rates and other fees paid by us with respect to borrowings or performance and standby letters of credit issued under our Credit Facility.

Capital Expenditures.
     We spent $29.2 million during the first nine months of 2006 in connection with the major upgrade of the Ocean Monarch, primarily for shipyard deposits and its dry tow to Singapore. We estimate that we will spend approximately an additional $30 million on this project during the remainder of 2006. We expect the upgrade of this drilling unit to be completed in late 2008 and to return the drilling unit to the GOM where it is scheduled to operate under a four-year contract.
     During 2005, we began the major upgrade of the Ocean Endeavor for ultra-deepwater service at an estimated upgrade cost, including capitalized interest, of approximately $250 million. We spent $119.1 million on this project in the first nine months of 2006 and expect to spend approximately $26 million on this project during the remainder of 2006. We expect the upgrade of the Ocean Endeavor to be completed in early 2007 and to relocate the drilling unit from Singapore to the GOM where it is scheduled to operate under a four-year contract.
     Our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, are currently under construction in Brownsville, Texas and in Singapore, respectively. We expect the aggregate capitalized cost for the construction of these new units, including drill pipe and capitalized interest, to be approximately $320 million. We spent $60.8 million during the first nine months of 2006 related to the new construction and expect to spend approximately an additional $55 million during the remainder of 2006 on these two construction projects. We expect delivery of both units in the first quarter of 2008.
     During the first nine months of 2006, we spent approximately $158.6 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements. We expect to spend approximately an additional $140 million during the final quarter of 2006 associated with our ongoing rig equipment replacement and enhancement programs. We expect to finance our 2006 capital expenditures through the use of our existing cash balances or internally generated funds. However, from time to time, we may also make use of our Credit Facility for cash liquidity.
Off-Balance Sheet Arrangements.
     At September 30, 2006 and December 31, 2005, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarters ended September 30, 2006 and 2005.
Net Cash Provided by Operating Activities.

	Nine Months Ended September 30,
	2006	2005	Change
	(In thousands)
Net income	$485,492	$153,439	$332,053
Net changes in operating assets and liabilities	(110,556)	(98,805)	(11,751)
Casualty gain on Ocean Warwick	—	(33,605)	33,605
Loss on sale of marketable securities	53	1,209	(1,156)
Depreciation and other non-cash items, net	161,149	192,288	(31,139)

	$536,138	$214,526	$321,612

     Our cash flows from operations in the first nine months of 2006 increased $321.6 million or 150% over cash generated by our operating activities in the first nine months of 2005. The increase in cash flow from operations in the first nine months of 2006 is primarily the result of higher average dayrates earned by and, to a lesser extent, higher utilization of, our offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services. These favorable trends were impacted by an increase in cash required to satisfy our working capital requirements, including an increase in our trade accounts receivable, which is driven primarily by higher dayrates earned by our drilling rigs in first nine months of 2006 as compared to the same period in 2005. These trade receivables generate cash as the billing cycle is completed, customarily within 30 days of invoicing. In addition, we paid $188.0 million in U.S. federal income taxes, net of refunds received, during the first nine months of 2006, including estimated tax payments for the 2006 tax year. We received $7.7 million in refunds of U.S. federal income taxes during the nine months ended September 30, 2005.
Net Cash (Used in) Provided by Investing Activities.

	Nine Months Ended September 30,
	2006	2005	Change
	(In thousands)
Purchase of marketable securities	$(1,727,185)	$(4,511,361)	$2,784,176
Proceeds from sale of marketable securities	1,638,092	4,863,752	(3,225,660)
Capital expenditures	(367,718)	(187,066)	(180,652)
Insurance proceeds from casualty loss of Ocean Warwick	—	44,088	(44,088)
Proceeds from sale of assets, net of disposal costs	(349)	19,551	(19,900)
Proceeds from maturities of Australian dollar time deposits	—	11,761	(11,761)
Proceeds from settlement of forward contracts	4,517	939	3,578

	$(452,643)	$241,664	$(694,307)

     Our investing activities used $452.6 million during the first nine months of 2006, compared to providing $241.7 million during the comparable period of 2005. During the nine months ended September 30, 2006, we purchased marketable securities, net of sales, of $89.1 million compared to net sales of $352.4 million during the nine months ended September 30, 2005. The high level of marketable securities transactions during the first nine months of 2005 was primarily for increased cash requirements in 2005 to partially fund the repurchase of $460.0 million accreted value of our Zero Coupon Debentures in June 2005.
     During the first nine months of 2006, we spent approximately $209.1 million related to the major upgrades of the Ocean Endeavor and Ocean Monarch and construction of our two new jack-up drilling rigs in addition to $158.6 million related to our ongoing capital maintenance program. During the first nine months of 2005, we spent $82.7 million in connection with long-term construction projects, $20.0 million for the purchase of the Ocean Monarch and its related equipment and an additional $51.1 million on projects associated with our ongoing capital maintenance program. See “– Liquidity and Capital Requirements – Capital Expenditures.”
     In June 2005, we received net cash proceeds of $13.6 million from the sale of one of our semisubmersible rigs, the Ocean Liberator. Net proceeds from the sale of miscellaneous assets in the first nine months of 2006 were not significant.
     During 2005, our remaining investments in Australian dollar time deposits, which we originally entered into in 2004, matured, resulting in proceeds to us of $11.8 million. In the latter half of 2005, we stepped up our ongoing program of entering into foreign currency forward exchange contracts to reduce our forward exchange risk. During the first nine months of 2006, we realized net gains totaling $4.5 million on the settlement of several forward exchange contracts in various currencies. We realized net gains of $0.9 million on similar forward exchange transactions during the first nine months of 2005.
     As of September 30, 2006, we had foreign currency forward exchange contracts outstanding, which aggregated $48.0 million, that required us to purchase the equivalent of $6.1 million in Australian dollars, $11.5 million in Brazilian Reals, $12.1 million in British pounds sterling, $13.9 million in Mexican pesos and $4.4 million in Norwegian Kroners at various times through June 2007. We expect to settle an aggregate of $33.8 million and $14.2 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively.

Net Cash (Used in) Financing Activities.

	Nine Months Ended September 30,
	2006	2005	Change
	(In thousands)
Payment of quarterly and special dividends	$(242,006)	$(32,159)	$(209,847)
Proceeds from issuance of 4.875% Senior Notes, net of debt issuance costs	—	247,596	(247,596)
Redemption of Zero Coupon Debentures	—	(460,015)	460,015
Proceeds from stock options exercised	2,944	9,565	(6,621)
Other	1,156	—	1,156

	$(237,906)	$(235,013)	$(2,893)

     During the first nine months of 2006 we paid quarterly cash dividends of $48.4 million, or $0.125 per share of our common stock, and a special cash dividend of $1.50 per share of our common stock, totaling $193.6 million. During the nine months ended September 30, 2005, we paid quarterly cash dividends totaling $32.2 million. Our quarterly dividend payment on September 1, 2005 reflected a $0.0625 per share increase over dividends paid in previous quarters in 2005.
     On October 23, 2006, we declared a quarterly cash dividend of $0.125 per share of our common stock, payable on December 1, 2006 to stockholders of record on November 2, 2006. Any future determination as to payment of quarterly dividends will be made at the discretion of our Board of Directors. In addition, our Board of Directors may, in subsequent years, consider paying additional annual special dividends, in amounts to be determined, if it believes that our financial position, earnings outlook, capital spending plans and other relevant factors warrant such action at that time.
     During June 2005, we repurchased $460.0 million accreted value, or approximately 96%, of our then outstanding Zero Coupon Debentures for cash and also issued $250.0 million aggregate principal amount of our 4.875% Senior Notes, at an offering price of 99.785% of the principal amount. We received net cash proceeds of $247.6 million from the issuance of our 4.875% Senior Notes.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the nine months ended September 30, 2006 and 2005, we did not repurchase any shares of our outstanding common stock.
Other
     Currency Risk. Some of our subsidiaries conduct a portion of their operations in the local currency of the country where they conduct operations. Foreign countries in which we have significant business operations include Mexico, Brazil, the U.K., Australia, Indonesia and Malaysia. When possible, we attempt to minimize our currency exchange risk by seeking international contracts payable in local currency in amounts equal to our estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. At present, however, only a limited number of our contracts are payable both in U.S. dollars and the local currency.
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

Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 requires a registrant to quantify the impact of correcting all misstatements on its current year financial statements using two approaches, the rollover and iron curtain approaches. A registrant is required to adjust their current year financial statements if either approaches to accumulate and identify misstatements results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is required to be considered for financial statements for fiscal years ending after November 15, 2006; however, earlier application of the guidance in SAB 108 to interim financial statements issued for fiscal years ending after November 15, 2006 is encouraged. We are in the process of evaluating the impact, if any, of applying the guidance in SAB 108 on our financial statements; however, we do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations, financial position or cash flows.
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 158, “Accounting for Defined Benefit Pension or Other Postretirement Plans,” or SFAS 158. SFAS 158 amends existing guidance to require (1) balance sheet recognition of the funded status of defined plans, (2) recognition in other comprehensive income of various items before they are recognized in periodic benefit cost, (3) the measurement date for plan assets and the benefit obligation to be the balance sheet date, and (4) additional disclosures regarding the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. SFAS 158 also includes guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS 158 provides different effective dates for various aspects of the new rules. For public companies, requirements to recognize the funded status of the plan and to comply with the disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, and the requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Early adoption of SFAS 158 is encourage and must be applied to all of an entity’s benefit plans. We are in the process of evaluating the impact, if any, of applying SFAS 158 on our financial statements; however, we do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a separate framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 does not require any new fair value measurements; however, its adoption may result in changes to current practice. Changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, rather than an entity-specific measurement. It also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including interim periods. We are in the process of evaluating the impact, if any, of applying SFAS 157 on our financial statements; however, we do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations, financial position or cash flows.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; however, earlier application of the provisions of the interpretation is encouraged. We are currently evaluating the guidance provided in FIN 48 and have not yet determined the impact, if any, of adopting FIN 48 on our consolidated results of operations, financial position or cash flows.

Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “— Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Liquidity and Capital Requirements” and “— Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements— Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “—Overview—Industry Conditions” and “— Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “—Overview— Industry Conditions”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future quarterly or special dividends;

•	financing plans;

•	tax planning;

•	budgets for capital and other expenditures (see “— Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “— Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig construction and upgrade projects (see “—Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview— Industry Conditions”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “— Overview—General”) .
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2006 and December 31, 2005 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2006 and December 31, 2005, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Our long-term debt as of September 30, 2006 and December 31, 2005 is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $216.1 million and $173.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $34.1 million and $40.0 million, respectively.
Foreign Exchange Risk
     Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We entered into various forward exchange contracts in December 2005 and the first nine months of 2006 requiring us to purchase predetermined amounts of foreign currencies at predetermined rates. As of September 30, 2006, we had foreign currency forward exchange contracts outstanding, which aggregated $48.0 million, that required us to purchase the equivalent of $6.1 million in Australian dollars, $11.5 million in Brazilian Reals, $12.1 million in British pounds sterling, $13.9 million in Mexican pesos and $4.4 million in Norwegian Kroners at various times through June 2007. We expect to settle an aggregate of $33.8 million and $14.2 million of these forward exchange contracts in the remainder of 2006 and in 2007, respectively. These forward exchange contracts were included in “Prepaid expenses and other” in our Consolidated Balance Sheets at

September 30, 2006 at fair value in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2006 and December 31, 2005.
     The following table presents our market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
Category of risk exposure:	2006		2005		2006		2005
			(In thousands)
Interest rate:

Marketable securities	$100,406	(a)	$2,281	(a)	$600	(c)	$200	(c)
Long-term debt	(1,178,220)	(b)	(1,159,941	) (b)	—		—
Foreign Exchange:
Forward exchange contracts	3,600	(d)	400	(d)	13,200	(d)	21,500	(d)
     (a) The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2006 and December 31, 2005.
     (b) The fair values of our 4.875% Senior Notes, 5.15% Senior Notes Due September 1, 2014, 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on September 30, 2006 and December 31, 2005.
     (c) The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2006 and December 31, 2005.
     (d) The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at September 30, 2006 and a decrease in foreign exchange rates of 20% at December 31, 2005.
ITEM 4. Controls and Procedures.
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter that ended on September 30, 2006. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.
     There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date November 3, 2006	By:	\s\ Gary T. Krenek
Gary T. Krenek
Vice President and Chief Financial Officer

Date November 3, 2006		\s\ Beth G. Gordon
Beth G. Gordon Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001) (SEC File No. 1-13926).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.