Form 10-Q
period 2007-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2007-04-30
CIK 949039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of April 25, 2007 Common stock, $0.01 par value per share 138,353,618 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$302,663	$524,698
Marketable securities	251,120	301,159
Accounts receivable	464,778	567,474
Rig spare parts and supplies	48,980	48,801
Prepaid expenses and other	28,453	39,415

Total current assets	1,095,994	1,481,547
Drilling and other property and equipment, net of accumulated depreciation	2,652,130	2,628,453
Other assets	16,827	22,839

Total assets	$3,764,951	$4,132,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,535	$122,000
Accrued liabilities	131,348	184,978
Taxes payable	93,878	26,531

Total current liabilities	299,761	333,509
Long-term debt	524,405	964,310
Deferred tax liability	400,428	448,227
Other liabilities	96,011	67,285

Total liabilities	1,320,605	1,813,331

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,264,136 shares issued and 138,347,336 shares outstanding at March 31, 2007; 134,133,776 shares issued and 129,216,976 shares outstanding at December 31, 2006)	1,433	1,341
Additional paid-in capital	1,799,570	1,299,846
Retained earnings	762,197	1,137,151
Accumulated other comprehensive losses	(4,441)	(4,417)
Treasury stock, at cost (4,916,800 shares at March 31, 2007 and December 31, 2006)	(114,413)	(114,413)

Total stockholders’ equity	2,444,346	2,319,508

Total liabilities and stockholders’ equity	$3,764,951	$4,132,839

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Contract drilling	$589,912	$434,653
Revenues related to reimbursable expenses	18,272	13,077

Total revenues	608,184	447,730

Operating expenses:
Contract drilling	214,002	174,206
Reimbursable expenses	16,071	11,291
Depreciation and amortization	55,705	49,582
General and administrative	11,966	9,941
Gain on disposition of assets	(1,502)	(233)

Total operating expenses	296,242	244,787

Operating income	311,942	202,943

Other income (expense):
Interest income	9,793	8,375
Interest expense	(10,855)	(6,806)
Loss on sale of marketable securities	(3)	(194)
Other, net	(607)	2,373

Income before income tax expense	310,270	206,691

Income tax expense	(86,120)	(61,370)

Net income	$224,150	$145,321

Earnings per share:
Basic	$1.66	$1.13

Diluted	$1.64	$1.06

Weighted-average shares outstanding:
Shares of common stock	135,286	129,026
Dilutive potential shares of common stock	3,542	9,725

Total weighted-average shares outstanding	138,828	138,751

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except number of shares)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Losses	Shares	Amount	Equity

January 1, 2007, before adoption of FIN 48	134,133,776	$1,341	$1,299,846	$1,137,151	$(4,417)	4,916,800	$(114,413)	$2,319,508
Cumulative effect of adopting FIN 48	—	—	—	(28,422)	—	—	—	(28,422)

January 1, 2007	134,133,776	1,341	1,299,846	1,108,729	(4,417)	4,916,800	(114,413)	2,291,086
Net income	—	—	—	224,150	—	—	—	224,150
Dividends to stockholders ($4.125 per share)	—	—	—	(570,682)	—	—	—	(570,682)
Conversion of long-term debt	8,964,206	91	439,876	—	—	—	—	439,967
Reversal of deferred tax liability related to imputed interest on converted debentures	—	—	50,743	—	—	—	—	50,743
Stock options exercised	166,154	1	5,003	—	—	—	—	5,004
Stock-based compensation, net	—	—	4,102	—	—	—	—	4,102
Gain on investments, net	—	—	—	—	(24)	—	—	(24)

March 31, 2007	143,264,136	$1,433	$1,799,570	$762,197	$(4,441)	4,916,800	$(114,413)	$2,444,346

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$224,150	$145,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,705	49,582
Gain on disposition of assets	(1,502)	(233)
Loss on sale of marketable securities, net	3	194
Deferred tax provision	2,956	4,947
Accretion of discounts on marketable securities	(3,990)	(3,602)
Amortization/write-off of debt issuance costs	8,979	282
Amortization of debt discounts	62	134
Stock-based compensation expense	961	632
Excess tax benefits from stock-based payment arrangements	(2,410)	(173)
Deferred income, net	(5,030)	5,030
Deferred expenses, net	(3,626)	83
Other items, net	(249)	1,380
Changes in operating assets and liabilities:
Accounts receivable	102,109	(80,293)
Rig spare parts and supplies and other current assets	10,766	(1,917)
Accounts payable and accrued liabilities	(79,733)	10,203
Taxes payable	70,488	1,640

Net cash provided by operating activities	379,639	133,210

Investing activities:
Capital expenditures	(98,814)	(165,332)
Proceeds from sale/involuntary conversion of assets	3,867	474
Proceeds from sale and maturities of marketable securities	896,587	443,519
Purchases of marketable securities	(842,597)	(789,185)
Proceeds from settlement of forward contracts	2,423	438

Net cash used by investing activities	(38,534)	(510,086)

Financing activities:
Payment of quarterly and special dividends	(570,682)	(209,723)
Proceeds from stock options exercised	5,130	786
Excess tax benefits from stock-based payment arrangements	2,410	173
Other	2	—

Net cash used by financing activities	(563,140)	(208,764)

Net change in cash and cash equivalents	(222,035)	(585,640)
Cash and cash equivalents, beginning of period	524,698	842,590

Cash and cash equivalents, end of period	$302,663	$256,950

     The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
     The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-13926).
     As of April 25, 2007, Loews Corporation, or Loews, owned 50.7% of the outstanding shares of our common stock.
Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.
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
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $12.5 million and $13.1 million for the three months ended March 31, 2007 and 2006, respectively.
     We paid $5.7 million and $53.0 million in U.S. income taxes during the three months ended March 31, 2007 and 2006, respectively. We paid $5.0 million and $0.8 million in foreign income taxes, net of foreign tax refunds, during the three months ended March 31, 2007 and 2006, respectively.

     We recorded income tax benefits of $3.1 million and $0.3 million related to the exercise of employee stock options during the first three months of 2007 and 2006, respectively.
     During the three months ended March 31, 2007, the holders of $438.5 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted value through the date of conversion, or $2.4 million in aggregate principal amount at maturity, of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, elected to convert their outstanding debentures into shares of our common stock. During the three months ended March 31, 2006, the holders of $8.5 million accreted value through the date of conversion, or $13.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures, and $10,000 in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. See Note 7.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. In April 2005 and July 2006, we began capitalizing interest on expenditures related to the upgrades of the Ocean Endeavor and the Ocean Monarch, respectively, for ultra-deepwater service. In December 2005 and January 2006 we began capitalizing interest on expenditures related to the construction of our two jack-up rigs, the Ocean Scepter and Ocean Shield, respectively.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Total interest cost including amortization and write-off of debt issuance costs	$16,284	$8,388
Capitalized interest	(5,429)	(1,582)

Total interest expense as reported	$10,855	$6,806

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Other assets” and are amortized over the respective terms of the related debt. Interest expense for the three months ended March 31, 2007 includes $8.9 million in debt issuance costs that we wrote-off in connection with the conversions of our 1.5% Debentures and Zero Coupon Debentures into shares of our common stock during the three months ended March 31, 2007. See “ – Supplementary Cash Flow Information” and Note 7.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the quarters ended March 31, 2007 or 2006.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$224,150	$145,321
Other comprehensive gains (losses), net of tax:
Unrealized holding gain on investments	87	43
Reclassification adjustment for gain included in net income	(111)	—

Comprehensive income	$224,126	$145,364

     The tax related to the change in unrealized holding gain on investments was $47,000 and $23,000 for the quarters ended March 31, 2007 and 2006, respectively. The tax effect on the reclassification adjustment for net gains included in net income was $60,000 for the quarter ended March 31, 2007.
Currency Translation
     Our functional currency is the U.S. dollar. Currency translation adjustments and transaction gains and losses, including gains and losses from the settlement of foreign currency forward exchange contracts, are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three months ended March 31, 2007 and 2006, we recognized net foreign currency exchange losses of $0.6 million and net foreign currency exchange gains of $2.4 million, respectively. See Note 4.
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
     From time to time, we may receive fees from our customers for capital improvements to our rigs. We defer such fees received in “Accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets and recognize these fees into income on a straight-line basis over the period of the related drilling contract. We capitalize the costs of such capital improvements and depreciate them over the estimated useful life of the asset.
     We record reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement, for the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations.
Stock-Based Compensation
     Our Second Amended and Restated 2000 Stock Option Plan, or Stock Plan, provides for the issuance of either incentive stock options or non-qualified stock options to our employees, consultants and non-employee directors. Our Stock Plan also authorizes the award of stock appreciation rights, or SARs, in tandem with stock options or separately. Effective January 1, 2006, we adopted the Financial Accounting Standards Board, or FASB, revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123 (R), which requires that compensation cost related to share-based payment transactions be recognized in our financial statements. As a result of adopting SFAS 123 (R), “Operating income” and “Income before income tax expense” for the three months ended March 31, 2007 and 2006 were reduced by $0.9 million and $0.6 million, respectively.
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.
Reclassifications
     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of applying SFAS 159 on our financial statements; however, we do not expect the adoption of SFAS 159 to have a material impact on our consolidated results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Accounting for Defined Benefit Pension or Other Postretirement Plans,” or SFAS 158. SFAS 158 amends existing guidance to require (1) balance sheet recognition of the funded status of defined benefit plans, (2) recognition in other comprehensive income of various items before they are recognized in periodic benefit cost, (3) the measurement date for plan assets and the benefit obligation to be the balance sheet date, and (4) additional disclosures regarding the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. SFAS 158 also includes guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS 158 provides different effective dates for various aspects of the new rules. For public companies, requirements to recognize the funded status of the plan and to comply with the disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, and the requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Early adoption of SFAS 158 is encouraged and must be applied to all of an entity’s benefit plans. During the fourth quarter of 2006, we adopted the requirement to recognize the funded status of our defined benefit pension plan, as well as the disclosure provisions. We have not adopted the requirement to measure plan assets and benefit obligations as of the balance sheet date. See Note 11.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a separate framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 does not require any new fair value measurements; however, its adoption may result in changes to current practice. Changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, rather than an entity-specific measurement. It also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including interim periods. We are in the process of evaluating the impact, if any, of applying SFAS 157 on our financial statements; however, we do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations, financial position or cash flows.
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
Net income – basic (numerator):	$224,150	$145,321
Effect of dilutive potential shares
1.5% Debentures	4,021	940
Zero Coupon Debentures	25	128

Net income including conversions – diluted (numerator)	$228,196	$146,389

Weighted average shares – basic (denominator):	135,286	129,026
Effect of dilutive potential shares
1.5% Debentures	3,422	9,383
Zero Coupon Debentures	59	180
Stock options	61	162

Weighted average shares including conversions – diluted (denominator)	138,828	138,751

Earnings per share:
Basic	$1.66	$1.13

Diluted	$1.64	$1.06

     Our computation of diluted earnings per share, or EPS, for the three months ended March 31, 2007 excludes stock options representing 67,464 shares of common stock and 154,600 SARs. Our computation of diluted EPS for the three months ended March 31, 2006 excludes stock options representing 82,350 shares of common stock. The inclusion of such potentially dilutive shares in the computations of diluted EPS would have been antidilutive for the periods presented.

3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2007
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$249,287	$123	$249,410
Mortgage-backed securities	1,702	8	1,710

Total	$250,989	$131	$251,120

	December 31, 2006
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$299,252	$170	$299,422
Mortgage-backed securities	1,740	(3)	1,737

Total	$300,992	$167	$301,159

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Proceeds from sales	$696,587	$443,519
Proceeds from maturities	200,000	—
Gross realized gains	42	—
Gross realized losses	(45)	(194)
4. Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
     Our international operations expose us to foreign exchange risk, primarily associated with our costs payable in foreign currencies, primarily for employee compensation and purchases from foreign suppliers. We utilize foreign exchange forward contracts to reduce our forward exchange risk. A foreign currency forward exchange contract obligates a contract holder to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specified dates.
     During the three months ended March 31, 2007 and 2006, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $2.4 million and $0.4 million, respectively. As of March 31, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $8.6 million, that required us to purchase the equivalent of $5.2 million in British pounds sterling and $3.4 million in Mexican pesos at various times through July 2007.
     These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. The forward contracts that we entered into in 2005 through 2007 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $0.6 million and $2.1 million in our Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We have presented the $0.6 million and $2.6 million fair value of these foreign currency forward exchange contracts at March 31, 2007 and December 31, 2006, respectively, as “Prepaid expenses and other” in our Consolidated Balance Sheets.
Contingent Interest
     Our 1.5% Debentures, of which $21.5 million aggregate principal amount were outstanding as of March 31, 2007, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2006 or at March 31, 2007.
5. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Drilling rigs and equipment	$3,958,751	$3,896,585
Construction work-in-progress	475,148	459,824
Land and buildings	18,392	17,353
Office equipment and other	27,985	27,132

Cost	4,480,276	4,400,894
Less: accumulated depreciation	(1,828,146)	(1,772,441)

Drilling and other property and equipment, net	$2,652,130	$2,628,453

     Construction work-in-progress at March 31, 2007 consisted of $296.7 million, including accrued capital expenditures of $15.3 million, related to the major upgrades of the Ocean Endeavor and Ocean Monarch to ultra-deepwater service and $178.4 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. The Ocean Endeavor is currently in transit to the U.S. Gulf of Mexico, or GOM, on board a heavy-lift vessel. We expect the Ocean Endeavor to arrive in the GOM in late May 2007 and commence drilling operations late in the second quarter of 2007. We anticipate that both the Ocean Scepter and Ocean Shield will be delivered late in the first quarter of 2008, and that the upgrade of the Ocean Monarch will be completed in late 2008.

6. Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Accrued project/upgrade costs	$48,351	$67,308
Payroll and benefits	34,011	42,496
Deferred revenue	10,280	13,794
Personal injury and other claims	7,934	9,934
Interest payable	6,102	11,823
Hurricane related expenses and deferred gains	3,427	8,328
Other	21,243	31,295

Total	$131,348	$184,978

7. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Zero Coupon Debentures (due 2020)	$3,830	$5,302
1.5% Debentures (due 2031)	21,510	459,967
5.15% Senior Notes (due 2014)	249,526	249,513
4.875% Senior Notes (due 2015)	249,539	249,528

Total	$524,405	$964,310

     Certain of our long-term debt payments may be accelerated due to certain rights that the holders of our debt securities have to put the securities to us. The holders of our outstanding 1.5% Debentures and our Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on April 15, 2008 and June 6, 2010, respectively, at a price equal to 100% of the principal amount of the 1.5% Debentures to be purchased plus accrued and unpaid interest to such date and $706.82 per $1,000 principal amount at maturity of our Zero Coupon Debentures, respectively.
     The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2007 are as follows:

(In thousands)
2007	$—
2008	21,510
2009	—
2010	3,830
2011	—
Thereafter	499,065

524,405
Less: Current maturities	—

Total	$524,405

     Debt Conversions. During the first three months of 2007, the holders of $438.5 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted value through the date of conversion, or $2.4 million in aggregate principal amount at maturity, of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 8,964,206 shares of our common stock pursuant to these conversions in 2007. At March 31, 2007, there was $6.0 million aggregate principal amount at maturity of our Zero Coupon Debentures outstanding.
     As a result of the conversions of our 1.5% Debentures, we reversed a $50.7 million non-current deferred tax liability during the first quarter of 2007 related to interest expense imputed on these debentures for U.S. federal income tax return purposes. See Note 10.
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
     Litigation. We are a defendant in a lawsuit filed in January 2005 in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that our semisubmersible rig, the Ocean America, damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys’ fees and costs. We deny any liability for plaintiffs’ alleged loss and do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have given notice of the claim to our insurance underwriters. Our deductible for this type of claim is $2.0 million.
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
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. At March 31, 2007, our reserves related to our Brazilian operations aggregated $14.4 million, of which $0.5 million and $13.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Reserves related to our Brazilian operations totaled $14.2 million at December 31, 2006, of which $0.5 million was recorded in “Accrued liabilities” and $13.7 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible.

We engage experts to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At March 31, 2007, our estimated liability for personal injury claims was $35.5 million, of which $7.9 million and $27.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2006, we had recorded loss reserves for personal injury claims aggregating $35.0 million, of which $9.9 million and $25.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of March 31, 2007, we had purchase obligations aggregating approximately $422 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $245 million and $177 million for the remainder of 2007 and in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at March 31, 2007, except for those related to our direct rig operations, which arise during the normal course of business.
9. Segments and Geographic Area Analysis
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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
High Specification Floaters	$246,381	$164,913
Intermediate Semisubmersibles	223,726	174,065
Jack-ups	119,805	95,675

Total contract drilling revenues	589,912	434,653
Revenues related to reimbursable expenses	18,272	13,077

Total revenues	$608,184	$447,730

Geographic Areas
     At March 31, 2007, our drilling rigs were located offshore twelve countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
United States	$332,244	$265,955
Foreign:
Europe/Africa	98,461	47,693
Australia/Asia/Middle East	94,310	63,742
South America	51,413	48,859
Mexico	31,756	21,481

Total revenues	$608,184	$447,730

10. Income Taxes
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no U.S. tax expense or benefits were recognized on these earnings or losses in 2007 or 2006.
     We recognized income tax expense of $86.1 million on pre-tax income of $310.3 million during the three months ended March 31, 2007 compared to income tax expense of $61.4 million on pre-tax income of $206.7 million for the three months ended March 31, 2006. Our estimated annual effective tax rate was 27.8% as of March 31, 2007 and 29.7% as of March 31, 2006.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a long-term tax receivable of $2.6 million and a long-term tax liability of $31.1 million for uncertain tax positions, the net of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Long term	Long term	Net Liability
	Tax	Tax	for Uncertain Tax
	Receivable	Payable	Positions
	(In thousands)
Balance at January 1, 2007	$2,642	$(31,064)	$(28,422)
Additions based on tax positions related to the current year	155	(838)	(683)

Balance at March 31, 2007	$2,797	$(31,902)	$(29,105)

     At March 31, 2007, all $29.1 million of the net unrecognized tax benefits would affect the effective tax rate if recognized.

     We record interest related to accrued unrecognized tax benefits in interest expense and recognize penalties associated with uncertain tax positions in our tax expense. During the three months ended March 31, 2007, we recognized $0.4 million of interest expense and $0.2 million of penalty-related tax expense for uncertain tax positions. At March 31, 2007, we had $12.3 million accrued for the payment of interest and penalties in our Consolidated Balance Sheets.
     In several of the international locations in which we operate certain of our wholly owned subsidiaries enter into agreements with other of our wholly owned subsidiaries to provide specialized services and equipment in support of our foreign operations. We apply a transfer pricing methodology to determine the amount to be charged for providing the services and equipment. In most cases, there are alternative transfer pricing methodologies that could be applied to these transactions and, if applied, could result in different chargeable amounts. Taxing authorities in the various foreign locations in which we operate could apply one of the alternative transfer pricing methodologies that could result in an increase to our income tax liabilities with respect to tax returns that remain subject to examination. During the next 12 months certain income tax returns will no longer be subject to examination. As a result, we anticipate there is a reasonable possibility that the amount of unrecognized tax benefits attributable to transfer pricing methodology differences will decrease by approximately $8 million to $10 million.
     We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2000 to 2006.
     The Brazilian tax authorities are auditing our income tax returns for the periods 2000 to 2005. We have received an initial audit report for tax year 2000 disallowing various deductions claimed in the tax return. The tax auditors have issued an assessment for tax year 2000 of approximately $1.5 million, including interest and penalty. We have appealed the tax assessment and are awaiting the outcome of the appeal. We do not anticipate that any adjustments resulting from the tax audit will have a material impact on our consolidated results of operations, financial position or cash flows.
     During the three months ended March 31, 2007, the holders of certain of our debentures elected to convert them into shares of our common stock. (See Note 7.) As a result of the conversions of our 1.5% Debentures, we reversed a non-current deferred tax liability of $50.7 million which was accounted for as an increase to “Additional paid-in capital.” The reversal related to interest expense imputed on these debentures for U.S. federal income tax return purposes.
11. Pension Plan
     The defined benefit pension plan established by Arethusa (Off-Shore) Limited, or Arethusa, effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.
     As a result of freezing the plan, no service cost has been accrued for the years presented.
     Components of net periodic benefit costs were as follows:

	March 31,
	2007	2006
	(In thousands)
Interest cost	$284	$263
Expected return on plan assets	(256)	(340)
Amortization of unrecognized loss	70	76

Net periodic pension expense	$98	$(1)

     During the fourth quarter of 2006 we began the process of terminating the plan and have entered into a letter agreement with an insurance company to transfer the responsibility for making payments of plan benefits to the insurance company. Under the terms of the agreement, all of the assets of the plan were transferred in 2006 to the insurance company along with our additional payment of approximately $0.3 million. We are seeking Pension Benefit Guarantee Corporation, or PBGC, approval to terminate the plan which we expect to obtain in the second quarter of 2007. Once termination has been approved by the PBGC, we will enter into an irrevocable contract with the insurance company. The insurance company will issue their annuity certificates to the plan participants, and we will no longer have any benefit liability under the plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship. In addition, we have two jack-up drilling units on order at shipyards in Brownsville, Texas and Singapore. We expect both of these units to be delivered during the first quarter of 2008.
Overview
Industry Conditions
     Worldwide demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs remained strong during the first quarter of 2007. However, the jack-up market in the U.S. Gulf of Mexico, or GOM, continues to experience reduced demand, resulting in downward pricing pressure and some rigs being ready-stacked for a period of time between wells. As of April 24, 2007, all of our jack-ups in the GOM were on contract, although two of our rigs were ready stacked for a period of time during the first quarter of 2007. Exclusive of the GOM jack-up market, which accounted for 12 percent of our total revenue for the quarter ended March 31, 2007, solid fundamental market conditions remain in place for all classes of offshore drilling rigs worldwide.
     Gulf of Mexico. In the GOM, the market for our semisubmersible equipment remains firm. The dayrate on one of our seven high-specification floaters for which we have received a Letter of Intent, or LOI, is as high as $500,000 for future work in the GOM. However, the pace of contracting for our high-specification rigs has slowed due to the length of our existing agreements, which extend into 2008 or 2009.
     The dayrates for our five intermediate semisubmersibles currently located in the GOM have reached as high as $300,000 for a future three-well contract, and we have also received a six-month contract extension for another of our intermediate semisubmersible rigs at $300,000 per day beginning in the fourth quarter of 2007. We continue to view the deepwater and intermediate markets in the GOM as under-supplied and believe that the GOM semisubmersible market will remain strong in 2007.
     We expect two of our intermediate semisubmersibles, the Ocean New Era and Ocean Voyager, to mobilize from the GOM to the Mexican sector of the Gulf or Mexico, or Mexican GOM, in the third quarter of 2007. The rigs have commitments at dayrates of $265,000 and $335,000, respectively, on approximately 2 1/2-year contracts ending in early 2010. The terms of these drilling contracts with PEMEX Exploración Y Producción, or PEMEX, expose us to greater risks than we normally assume, such as exposure to increased environmental liability and potential early termination. Under the contracts, the dayrate is fixed for the first two years of the term. Thereafter, the dayrate may be adjusted, either up or down, if average dayrates for comparable GOM rigs at the end of the two-year period are at least 30 percent higher or lower than the PEMEX contract terms. We expect the market for the Mexican GOM to remain strong in 2007.
     Our jack-up fleet in the GOM continued to experience lower utilization during the first quarter of 2007, coupled with increasing downward pressure on dayrates, compared to the fourth quarter of 2006. Our jack-up rigs operating in the GOM during the fourth quarter of 2006 earned an average dayrate in the low $100,000 range as compared to an average dayrate in the mid-$90,000 range during the first quarter of 2007. We believe that the current pricing pressure on jack-up rigs in the GOM, which began in the second quarter of 2006, will extend at least through the second quarter of 2007.
     Brazil. Two of our rigs operating in Brazil are currently working under term contracts that expire in 2009, and two additional rigs are operating under contracts expiring in 2010. Petróleo Brasileiro S.A., or Petrobras, is continuing to seek additional intermediate semisubmersible rigs. Late in the first quarter of 2007, we received notification of the award of five-year term contracts for both the Ocean Whittington and the Ocean Yorktown. Under the agreements, the Ocean Whittington is expected to begin work in Brazil during the third quarter of 2007 and the Ocean Yorktown is expected to begin work in the first quarter of 2008. The Ocean Whittington can earn a variable performance bonus in addition to the day rate for a maximum compensation of $258,000 per day, excluding a lump-sum mobilization fee. The Ocean Yorktown can earn a variable performance bonus in addition to the day rate for a maximum compensation of $269,000 per day, excluding a lump-sum mobilization fee. We expect the Brazilian semisubmersible market to remain strong in 2007.
     North Sea. Effective industry utilization remains at 100 percent in the North Sea where we have three semisubmersible rigs in the United Kingdom, or U.K., and one unit in Norway. Indicating the strength of this market, one of our four rigs in the North Sea received a one-year extension to the unit’s existing term contract late in the first quarter of 2007, which will now employ the rig until the second quarter of 2009. The other three rigs have term contracts that extend into 2010.
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up unit operating in the Australia/Asia market, and two jack-up rigs and one intermediate floater operating in the Middle East/Mediterranean sector. All nine of these rigs are operating under term contracts for work extending into late 2007, 2008 or 2009. We believe that the Australia/Asia and Middle East/Mediterranean markets will remain strong in 2007.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of April 24, 2007 and February 19, 2007 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2006) and reflects both firm commitments (typically represented by signed contracts) as well as LOIs. An LOI is subject to customary conditions, including the execution of a definitive agreement. Contract drilling backlog is based on the full contractual dayrate for our drilling rigs and is calculated assuming full utilization of our drilling equipment for the contract period and that one-half of any potential rig performance bonus will be earned. The amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather. Our contract backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and assumes that one-half of any potential rig performance bonus will be earned. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in our contract drilling backlog between periods is a function of both the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

		February 19,
	April 24, 2007	2007
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,058,000	$4,115,000
Intermediate Semisubmersibles	3,877,000	2,895,000
Jack-ups	454,000	432,000

Total	$8,389,000	$7,442,000

     The following table reflects the amount of our contract drilling backlog by year based on our firm commitments and LOIs as of April 24, 2007.

	For the Years Ending December 31,
	Total	2007 (1)	2008	2009	2010 - 2013
	(In thousands)
Contract Drilling Backlog (2)
High-Specification Floaters	$4,058,000	$798,000	$1,194,000	$882,000	$1,184,000
Intermediate Semisubmersibles	3,877,000	894,000	1,332,000	968,000	683,000
Jack-ups	454,000	254,000	171,000	29,000	—

Total	$8,389,000	$1,946,000	$2,697,000	$1,879,000	$1,867,000

(1)	Represents a nine-month period beginning April 1, 2007.

(2)	Includes an aggregate $1.1 billion in contract drilling revenue of which approximately $9.5 million, $201 million, $347 million and $512 million is expected to be earned during the remainder of 2007, 2008, 2009 and between 2010 and 2013, respectively, relating to expected future work under LOIs.

     The following table reflects the percentage of rig days committed by year as of April 24, 2007. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs and scheduled shipyard and survey days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected delivery dates for the Ocean Endeavor, Ocean Monarch, and our two newbuild jack-up rigs, the Ocean Scepter and Ocean Shield.

	For the Years Ending December 31,
	2007 (1)	2008	2009	2010 - 2013
Contract Drilling Backlog
High-Specification Floaters	100%	91%	58%	17%
Intermediate Semisubmersibles	97%	70%	52%	9%
Jack-ups	62%	17%	3%	—

(1)	Represents a nine-month period beginning April 1, 2007.
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
     During 2007, we expect to spend an aggregate of approximately $46 million for 5-year surveys and intermediate surveys, including estimated mobilization costs, but excluding any resulting repair and maintenance costs, which could be significant. Costs of mobilizing our rigs to shipyards for scheduled surveys, which were a major component of our survey-related costs during 2006, are indicative of higher prices commanded by support businesses to the offshore drilling industry. We expect mobilization costs to be a significant component of our survey-related costs in 2007. Survey and maintenance costs incurred during the first quarter of 2007 should not be taken as indicative of future quarterly costs for such activities due to schedule changes which postponed some planned surveys.
     We have made arrangements to renew our principal insurance policies effective May 1, 2007. For physical damage coverage, our deductible is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss). For physical damage due to named windstorms in the U.S. Gulf of Mexico, there is an annual aggregate limit of $125.0 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.
     Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 34, “Capitalization of Interest Cost,” or SFAS 34. During 2006 and 2005, we began capitalizing interest on our two capital upgrade projects and the construction of our two new jack-up rigs. Pursuant to SFAS 34, the period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. In 2006 we began capitalizing interest on expenditures related to the capital upgrade of the Ocean Monarch and the construction of our two jack-up rigs, and in 2005, we began capitalizing interest on expenditures related to the upgrade of the Ocean Endeavor. See Note 1 “General Information – Capitalized Interest” to our consolidated financial statements included in Item 1 of Part I of this report.
     The upgrade of the Ocean Endeavor has been completed and the rig is currently being transported to the GOM from Singapore by a heavy-lift vessel. We have capitalized interest costs related to this upgrade through the end of March 2007. We will begin depreciating the newly upgraded rig effective April 1, 2007. As a result of the scheduled delivery of the Ocean Endeavor, we anticipate that depreciation and interest expense in 2007 will increase by approximately $6 million (representing nine months of expense) and $2.5 million, respectively.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to these policies during the three months ended March 31, 2007.

Results of Operations
Three Months Ended March 31, 2007 and 2006
     Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended
	March 31,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$246,381	$164,913	$81,468
Intermediate Semisubmersibles	223,726	174,065	49,661
Jack-ups	119,805	95,675	24,130
Other	—	—	—

Total Contract Drilling Revenue	$589,912	$434,653	$155,259

Revenues Related to Reimbursable Expenses	$18,272	$13,077	$5,195

CONTRACT DRILLING EXPENSE
High Specification Floaters	$62,234	$54,093	$(8,141)
Intermediate Semisubmersibles	102,751	86,606	(16,145)
Jack-ups	40,926	32,208	(8,718)
Other	8,091	1,299	(6,792)

Total Contract Drilling Expense	$214,002	$174,206	$(39,796)

Reimbursable Expenses	$16,071	$11,291	$(4,780)

OPERATING INCOME
High Specification Floaters	$184,147	$110,820	$73,327
Intermediate Semisubmersibles	120,975	87,459	33,516
Jack-ups	78,879	63,467	15,412
Other	(8,091)	(1,299)	(6,792)
Reimbursable expenses, net	2,201	1,786	415
Depreciation	(55,705)	(49,582)	(6,123)
General and administrative expense	(11,966)	(9,941)	(2,025)
Gain on disposition of assets	1,502	233	1,269

Total Operating Income	$311,942	$202,943	$108,999

     Demand remained strong for our rigs in all markets and geographic regions during the first quarter of 2007, except for the jack-up market in the GOM. Continued high overall utilization and historically high dayrates resulted in an increase in our operating income of $109.0 million, or 54%, to $311.9 million, compared to $202.9 million in the first quarter of 2006. Dayrates have generally increased since the first quarter of 2006, resulting in the generation of additional contract drilling revenues by our fleet. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects. Total contract drilling revenues during the first quarter of 2007 increased $155.3 million, or 36%, to $589.9 million compared to the same period in 2006.
     Our results in 2006 were also impacted by higher expenses related to our mooring enhancement and other hurricane preparedness activities, wage increases in late 2005 and the first quarter of 2006 and surveys performed during 2006. In addition, overall cost increases for maintenance and repairs between 2007 and 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet and in all geographic locations in which we operate. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses. Total contract drilling expenses in the first quarter of 2007 increased $39.8 million, or 23%, to $214.0 million, compared to the same period in 2006.

High Specification Floaters.

	Three Months Ended
	March 31,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$194,370	$119,126	$75,244
Australia/Asia/Middle East	19,765	14,833	4,932
South America	32,246	30,954	1,292

Total Contract Drilling Revenue	$246,381	$164,913	$81,468

CONTRACT DRILLING EXPENSE
GOM	$36,637	$32,509	$(4,128)
Australia/Asia/Middle East	5,935	5,202	(733)
South America	19,662	16,382	(3,280)

Total Contract Drilling Expense	$62,234	$54,093	$(8,141)

OPERATING INCOME	$184,147	$110,820	$73,327

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $75.2 million during the first quarter of 2007 compared to the same period in 2006, primarily due to higher average dayrates earned during the period ($75.1 million). Average operating revenue per day for our rigs in this market increased to $316,100 during the first quarter of 2007 compared to $193,700 for the same period of 2006, reflecting the continued high demand for this class of rig in the GOM, as several of our rigs began operating under new contracts at increased dayrates subsequent to the first quarter of 2006.
     Average utilization for our high-specification rigs operating in the GOM increased slightly from 97% during the first quarter of 2006 to 98% in the first quarter of 2007, and resulted in $1.4 million in additional revenues.
     Operating costs during the first quarter of 2007 for our high-specification floaters in the GOM increased $4.1 million over the same period in 2006. The increase in operating costs during the current year period is primarily from higher labor and benefits costs as a result of wage increases and other compensation enhancement programs implemented late in the first quarter of 2006. Other operating cost increases during the current year period included higher maintenance and project costs for most of our drilling rigs in this market. These operating cost increases were partially offset by the absence of amortized mobilization costs related to the relocation of the Ocean Baroness to the GOM in the latter half of 2005, which were fully recognized in 2006.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, the only high specification floater working in the Australia/Asia/Middle East region, increased $4.9 million to $19.8 million in the first quarter of 2007 compared to revenues of $14.8 million for the comparable period in 2006. The increase in revenues generated by this rig is primarily related to an increase in average operating revenue per day from $165,700 in the first quarter of 2006 to $221,000 in the first quarter of 2007, as a result of a new contract that began in the second quarter of 2006.
     Contract drilling expenses for the Ocean Rover increased by $0.7 million for the first three months of 2007 compared to the first three months of 2006, primarily due to higher salary and other personnel-related costs, as well as higher maintenance and project costs.
     South America. Revenues for our high-specification floaters operating offshore Brazil increased $1.3 million to $32.2 million for the first quarter of 2007 compared to $31.0 million for the same period in 2006, primarily due to an improvement in utilization from 94% during the first quarter of 2006 to 98% during the first quarter of 2007. Average operating revenue per day for our rigs in this market was relatively unchanged as these rigs continued to operate under contracts that were renewed in the latter part of 2005.
     Contract drilling expense for our operations in Brazil increased $3.3 million during the first quarter of 2007 compared to the same period in 2006. The increase in costs is primarily due to higher labor and benefits costs as a result of pay increases and other compensation enhancement programs implemented late in the first quarter of 2006 and higher maintenance and project costs.

Intermediate Semisubmersibles.

	Three Months Ended
	March 31,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$47,755	$54,003	$(6,248)
Mexican GOM	16,120	21,480	(5,360)
Australia/Asia/Middle East	55,021	35,629	19,392
Europe/Africa	85,663	45,047	40,616
South America	19,167	17,906	1,261

Total Contract Drilling Revenue	$223,726	$174,065	$49,661

CONTRACT DRILLING EXPENSE
GOM	$18,834	$15,412	$(3,422)
Mexican GOM	13,373	14,805	1,432
Australia/Asia/Middle East	23,503	19,334	(4,169)
Europe/Africa	32,928	25,390	(7,538)
South America	14,113	11,665	(2,448)

Total Contract Drilling Expense	$102,751	$86,606	$(16,145)

OPERATING INCOME	$120,975	$87,459	$33,516

     GOM. Revenues generated during the first quarter of 2007 by our intermediate semisubmersible fleet decreased $6.2 million compared to the same quarter of 2006 primarily due to a decrease in utilization. Average utilization for our rigs in this market decreased to 60% during the first quarter of 2007 from 99% during the comparable period of 2006, resulting in a $21.3 million reduction in revenues. The decline in utilization during the first three months of 2007 is primarily the result of our relocation of the Ocean Lexington to Egypt from the GOM in the fourth quarter of 2006 and planned downtime for life extension projects during the entire first quarter of 2007 for the Ocean Saratoga and Ocean Whittington (which relocated to the GOM in the third quarter of 2006). Both the Ocean Lexington and Ocean Saratoga realized nearly 100% utilization in the GOM during the first quarter of 2006.
     Higher average dayrates by our rigs in this market during the first quarter of 2007 compared to the same period in 2006 contributed $15.1 million in additional revenues during the first quarter of 2007. Average operating revenue per day for our intermediate semisubmersibles in the GOM increased to $177,100 in the first quarter of 2007, as compared to $121,300 in the first quarter of 2006.
     Contract drilling expense for our operations in the GOM increased $3.4 million during the first quarter of 2007 compared to the same period in 2006, primarily due to costs associated with life extension projects that began during the third quarter of 2006 for the Ocean Whittington and Ocean Saratoga. The increase in operating expenses during the first three months of 2007 was partially offset by the absence of operating costs for the Ocean Lexington as a result of its late 2006 relocation to Egypt.
     Mexican GOM. Revenues generated by our intermediate semisubmersible rigs operating in the Mexican GOM decreased $5.4 million in the first quarter of 2007 compared to the same period of 2006 primarily due to the relocation of the Ocean Whittington to the GOM in July 2006 due to the early cancellation of its contract by PEMEX. Operating costs in the Mexican GOM decreased by $1.4 million in the first quarter of 2007 compared to the first quarter of 2006, primarily due to the absence of operating costs for the Ocean Whittington, partially offset by higher labor, maintenance and other miscellaneous operating costs.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $55.0 million during the first three months of 2007 compared to revenues of $35.6 million in the comparable period of 2006. The $19.4 million increase in operating revenues was primarily due to an increase in average operating revenue per day from $97,800 in the first quarter of 2006 to $152,400 during the first quarter of 2007 as all but one of our intermediate semisubmersibles in this region were contracted at higher dayrates during 2007. The increase in average operating revenue per day resulted in the generation of $19.0 million in additional revenues during the first quarter of 2007.
     Contract drilling expense for the Australia/Asia/Middle East region increased $4.2 million for the first quarter of 2007 compared to the first quarter of 2006. The increase in costs is primarily due to higher local labor costs for the Ocean Epoch, which worked offshore Australia during the first quarter of 2007 compared to the same period in 2006 when the rig worked offshore Malaysia. Other cost increases for our rigs operating in this region during the first quarter of 2007, as compared to the same period in 2006, include higher repair and maintenance costs, higher expatriate labor and other personnel-related costs and increased shorebase support costs, partially offset by lower survey and other inspection costs. In addition, during the first three months of 2007, we recognized $0.2 million in deferred mobilization expenses for the Ocean Epoch in connection with its move from Malaysia to Australia in the fourth quarter of 2006. We did not recognize any deferred mobilization expenses during the first three months of 2006.
     Europe/Africa. Operating revenues for our intermediate semisubmersibles working in the Europe/Africa regions increased $40.6 million in the first quarter of 2007 compared to the first quarter of 2006. Overall utilization during the first quarter of 2007 increased primarily due to the relocation of the Ocean Lexington from the GOM to offshore Egypt in the fourth quarter of 2006, which generated $23.8 million in additional revenues in this region.
     An increase in average dayrates for our rigs in these markets contributed $19.1 million in additional revenues during the first quarter of 2007, as compared to the same quarter in 2006. Average operating revenue per day, excluding the Ocean Lexington, increased from $123,000 during the first quarter of 2006 to $178,000 in the first quarter of 2007 primarily due to higher dayrates earned by the Ocean Nomad and Ocean Guardian during the first quarter of 2007 compared to the same period in 2006.
     We also recognized revenues of $1.4 million during the first quarter of 2007 related to the amortization of mobilization and rig modification fees associated with the Ocean Lexington’s contract offshore Egypt. During the first quarter of 2006 we recognized $3.8 million in revenues related to the amortization of lump sum fees received from customers for rig modifications to the Ocean Guardian and Ocean Vanguard.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa markets increased $7.5 million during the first three months of 2007 compared to the first three months of 2006, primarily due to the inclusion of normal operating costs for the Ocean Lexington ($7.1 million). Higher labor and benefits costs during the first three months of 2007 for our rigs operating in the North Sea and higher shorebase support costs are primarily the result of wage increases late in the first quarter of 2006. These cost increases in the first quarter of 2007 were partially offset by lower survey and repair costs in the region.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $19.2 million in the first quarter of 2007 compared to revenues of $17.9 million in the comparable period of 2006. The increase in operating revenues was primarily the result of an increase in the average operating revenue per day earned by the Ocean Winner as a result of a contract extension in mid-March 2006. Average operating revenue per day for the Ocean Winner increased from $63,900 during the first quarter of 2006 to $114,000 during the first quarter of 2007 and generated $4.0 million in additional revenue. Revenues for the Ocean Yatzy during the first quarter of 2007 were $1.0 million lower than revenues earned during the comparable period of 2006 due to the rig earning less than the contracted drilling rate for a greater number of operating days in 2007.
     Utilization for our rigs offshore Brazil declined from 99% during the first quarter of 2006 to 90% during the first quarter of 2007 due to downtime for repairs to both of our rigs in this region. This downtime reduced revenue by $1.7 million during the first quarter of 2007.
     Operating expenses for the Ocean Yatzy and Ocean Winner increased $2.4 million in the first quarter of 2007, as compared to the same period in 2006, primarily due to increased labor costs for our rig-based personnel as a result of wage increases and other compensation enhancement programs implemented late in the first quarter of 2006, higher shore-based support costs, and higher repair and maintenance costs associated with downtime for repairs to both of rigs in the first quarter of 2007.

Jack-Ups.

	Three Months Ended
	March 31,		Favorable/
	2007	2006	(Unfavorable)
		(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$71,847	$79,748	$(7,901)
Mexican GOM	15,636	—	15,636
Australia/Asia/Middle East	19,524	13,281	6,243
Europe/Africa	12,798	2,646	10,152

Total Contract Drilling Revenue	$119,805	$95,675	$24,130

CONTRACT DRILLING EXPENSE
GOM	$25,338	$25,124	$(214)
Mexican GOM	3,799	—	(3,799)
Australia/Asia/Middle East	7,561	5,681	(1,880)
Europe/Africa	4,228	1,403	(2,825)

Total Contract Drilling Expense	$40,926	$32,208	$(8,718)

OPERATING INCOME	$78,879	$63,467	$15,412

     GOM. Revenues generated by our jack-up rigs operating in the GOM decreased $7.9 million during the first quarter of 2007 compared to the first quarter of 2006 primarily due to a decline in utilization. Average utilization for our jack-up fleet in the GOM decreased from 97% in the first quarter of 2006 to 88% in the first quarter of 2007, primarily due to the relocation of two of our jack-up rigs to other regions, and the ready-stacking of two other jack-up rigs for a total of 89 days during the first quarter of 2007. We relocated the Ocean Spur to Tunisia (Europe/Africa region) in February 2006 and the Ocean Nugget to the Mexican GOM during the fourth quarter of 2006. The decline in utilization resulted in an $18.3 million reduction in revenues in the first three months of 2007 compared to the same period of 2006. The overall decline in revenues during the first quarter of 2007 was partially offset by the effect of higher average dayrates earned by our jack-ups in the GOM during the first quarter of 2007 compared to the first quarter of 2006. During the first three months of 2007, our average operating revenue per day increased to $101,100 from $86,500 compared to the same period in 2006, generating $10.4 million in additional revenues.
     Contract drilling expense in the GOM during the first quarter of 2007 remained relatively unchanged. Higher labor and support costs, coupled with higher maintenance and repair costs for our rigs in this market were partially offset by reduced costs for the Ocean Spur and the absence of costs for the Ocean Nugget due to their relocation out of the GOM.
     Mexican GOM. The Ocean Nugget, which began operating in the Mexican GOM in the fourth quarter of 2006, generated $15.6 million in revenues during the first quarter of 2007 and incurred contract drilling expenses of $3.8 million. We had no jack-up rigs operating in this market during the first quarter of 2006.
     Australia/Asia/Middle East. Revenues generated by our two jack-up rigs operating in the Australia/Asia/Middle East regions were $19.5 million in the first quarter of 2007 compared to $13.3 million for the same period in 2006. The $6.2 million increase was primarily due to an increase in average operating dayrates. Our average operating revenue per day increased to $117,100 during the first quarter of 2007 from $72,300 in the first quarter of 2006, primarily due to a new contract at a higher dayrate for the Ocean Heritage that began in the second quarter of 2006. The increase in average operating revenue per day in the first three months of 2007 generated $7.5 million in additional revenues and was partially offset by the effect of slightly lower utilization compared to the same period in the prior year ($1.0 million).
     Operating expenses for our two rigs in this market increased $1.9 million during the first quarter of 2007 compared to the first quarter of 2006. The increase in contract drilling expenses is primarily the result of higher repair costs and higher labor and other personnel-related costs incurred during the first three months of 2007.

     Europe/Africa. Our jack-up rig, the Ocean Spur, began operating in this region during March 2006. The increase in revenues generated and contract drilling expenses incurred during the first quarter of 2007 compared to the same period in 2006 is the result of a full quarter of operations for the Ocean Spur in 2007, as compared to only a partial quarter of operations offshore Tunisia in 2006.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.2 million and $1.8 million for the quarters ended March 31, 2007 and 2006, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
General and Administrative Expense.
     We incurred general and administrative expense of $12.0 million in the first quarter of 2007 compared to $9.9 million for the same period in 2006. The $2.1 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher salaries and staffing increases.
Interest Income.
     We earned interest income of $9.8 million in the first quarter of 2007 compared to $8.4 million in the same period in 2006. The $1.4 million increase in interest income is primarily the result of the combined effect of slightly higher interest rates earned on higher average cash balances in the 2007 period, as compared to the 2006 period. See “– Liquidity and Capital Requirements” and “– Historical Cash Flows.”
Interest Expense.
     We recorded interest expense for the first quarter of 2007 of $10.5 million, representing a $3.7 million increase in interest cost compared to the same period in 2006. This increase was primarily attributable to $8.9 million in debt issuance costs that we wrote off in the first quarter of 2007 in connection with conversions of our 1.5 % Convertible Senior Debentures Due 2031, or 1.5% Debentures, and Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, into shares of our common stock, partially offset by lower interest cost associated with our 1.5% Debentures and a greater amount of interest capitalized in the first quarter of 2007 related to our major upgrades of the Ocean Endeavor and Ocean Monarch and construction of our two new jack-up drilling rigs. The increase in capitalized interest costs for the first three months of 2007 compared to the same period in 2006 is attributable to an increase in capitalized project costs subsequent to March 31, 2006. See “– Liquidity and Capital Requirements – Debt Conversions.”
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other expense, net, of $0.6 million in the first quarter of 2007 and other income, net, of $2.4 million in the first quarter of 2006.
     During the three months ended March 31, 2007 and 2006, we recognized net foreign currency exchange losses of $0.6 million and net foreign currency exchange gains of $2.4 million, respectively.
Income Tax Expense.
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands company which is one of our wholly owned subsidiaries. Earnings from this subsidiary are reinvested internationally and remittance to the U.S. is indefinitely postponed. Consequently, no U.S. tax expense or benefits were recognized on these earnings or losses in 2007 or 2006.

     We recognized income tax expense of $86.1 million on pre-tax income of $310.3 million during the three months ended March 31, 2007 compared to income tax expense of $61.4 million on pre-tax income of $206.7 million for the three months ended March 31, 2006. Our estimated annual effective tax rate was 27.8% as of March 31, 2007 and 29.7% as of March 31, 2006.
     We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a long-term tax receivable of $2.6 million and a long-term tax liability of $31.1 million for uncertain tax positions, the net of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     The Brazilian tax authorities are auditing our income tax returns for the periods 2000 to 2005. We have received an initial audit report for tax year 2000 disallowing various deductions claimed in the tax return. The tax auditors have issued an assessment for tax year 2000 of approximately $1.5 million, including interest and penalty. We have appealed the tax assessment and are awaiting the outcome of the appeal. We do not anticipate that any adjustments resulting from the tax audit will have a material impact on our consolidated results of operations, financial position or cash flows.
     During the three months ended March 31, 2007, the holders of certain of our debentures elected to convert them into shares of our common stock. See “– Liquidity and Capital Requirements – Debt Conversions” and Note 7 “Long-Term Debt” to our consolidated financial statements included in Item 1 of Part I of this report. As a result of the conversions of our 1.5% Debentures, we reversed a non-current deferred tax liability of $50.7 million which was accounted for as an increase to “Additional paid-in capital.” The reversal related to interest expense imputed on these debentures for U.S. federal income tax return purposes.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We also may make use of our $285 million credit facility for cash liquidity. See “ – $285 Million Revolving Credit Facility.” At March 31, 2007, we had $302.7 million in “Cash and cash equivalents” and $251.1 million in “Marketable securities,” representing our investment of cash available for current operations.
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
     Loans under the Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. Based on our current credit ratings at March 31, 2007, the applicable margin on LIBOR loans would have been 0.27%.
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
     As of March 31, 2007 and December 31, 2006, there were no amounts outstanding under the Credit Facility.
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
Debt Conversions.
     Our 1.5% Debentures and our Zero Coupon Debentures are convertible into shares of our common stock. The 1.5% Debentures are convertible into shares of our common stock at a rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, or $49.02 per share, subject to adjustment in certain circumstances. The Zero Coupon Debentures are convertible into shares of our common stock at a fixed conversion rate of 8.6075 shares of common stock per $1,000 principal amount at maturity of Zero Coupon Debentures, subject to adjustments in certain events. Upon conversion of the 1.5% Debentures we have the right to deliver cash in lieu of shares of our common stock.
     During the first quarter of 2007, the holders of $438.5 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted value through the date of conversion, or $2.4 million in aggregate principal amount at maturity, of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 8,964,206 shares of our common stock pursuant to these conversions during the first three months of 2007. As of March 31, 2007, approximately $21.5 million principal amount of our 1.5% Debentures and $3.8 million aggregate accreted value, or $6.0 million in aggregate principal amount at maturity, of our Zero Coupon Debentures remained outstanding. The cash requirements for the interest payable to holders of our 1.5% Debentures will decrease due to the reduction in the outstanding principal amount.
Purchase Obligations Related to Rig Construction/Modifications.
     Purchase Obligations. As of March 31, 2007, we had purchase obligations aggregating approximately $422 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $245 million and $177 million for the remainder of 2007 and in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at March 31, 2007, except for those related to our direct rig operations, which arise during the normal course of business.
Letters of Credit.
     We are contingently liable as of March 31, 2007 in the amount of $126.6 million under certain performance, bid, supersedeas and custom bonds and letters of credit. In 2006, we purchased three of these performance bonds totaling $73.2 million from a related party after obtaining competitive quotes. Agreements relating to approximately $107.3 million of performance bonds can require collateral at any time. As of March 31, 2007, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
Credit Ratings.
     Our current credit rating is Baa2 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher interest rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     Through March 31, 2007, we have spent an aggregate of $272.8 million in connection with the major upgrades of the Ocean Endeavor and Ocean Monarch. We estimate that we will spend approximately an additional $176 million on these two projects during the remainder of 2007. Modifications to the Ocean Monarch commenced during the summer of 2006, and we expect completion of the project in late 2008. We have completed sea trials for the Ocean Endeavor and the drilling rig is currently in transit to the GOM on board a heavy-lift vessel. We expect the Ocean Endeavor to arrive in the GOM in late May 2007 and commence drilling operations late in the second quarter of 2007 under a four-year contract.
     Our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, are currently under construction in Brownsville, Texas and in Singapore, respectively. We expect the aggregate capitalized cost for the construction of these new units, including drill pipe and capitalized interest, to be approximately $320 million, of which we had spent $178.4 million through March 31, 2007. We expect to spend an additional approximately $69 million during the remainder of 2007 on these two construction projects. We expect delivery of both units late in the first quarter of 2008.
     During the first three months of 2007, we spent approximately $66 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements. We expect to spend approximately an additional $240 million during the remainder of 2007 associated with our ongoing rig equipment replacement and enhancement programs. We expect to finance our 2007 capital expenditures through the use of our existing cash balances or internally generated funds. However, from time to time, we may also make use of our Credit Facility for cash liquidity.
Contract Modifications
     In addition to anticipated capital spending for rig upgrades, new construction and in connection with our rig capital maintenance program, we have committed to spend approximately $65 million towards the modification of two of our intermediate semisubmersible rigs, the Ocean Whittington and Ocean Yorktown, in connection with their upcoming contracts in Brazil for Petrobras. These modifications are required to meet contract specifications for each of the drilling rigs.
Off-Balance Sheet Arrangements.
     At March 31, 2007 and December 31, 2006, we had no off-balance sheet debt or other arrangements.

Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarters ended March 31, 2007 and 2006.
Net Cash Provided by Operating Activities.

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands)
Net income	$224,150	$145,321	$78,829
Net changes in operating assets and liabilities	103,630	(70,367)	173,997
Loss on sale of marketable securities	3	194	(191)
Depreciation and other non-cash items, net	51,856	58,062	(6,206)

	$379,639	$133,210	$246,429

     Our cash flows from operations in the first three months of 2007 increased $246.4 million or 185% over cash generated by our operating activities in the first three months of 2006. The increase in cash flow from operations in the first three months of 2007 is primarily the result of higher average dayrates earned by our offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services. This favorable trend on cash flows was augmented by a decrease in cash required to satisfy our working capital requirements, primarily due to a decrease in our trade accounts receivable, as a result of payments received from our customers. We also received $20.0 million in insurance proceeds during the first quarter of 2007 related to the settlement of certain claims arising from the 2005 hurricanes (total insurance proceeds of $21.4 million were received of which $1.4 million is included in net cash used in investing activities). Trade and other receivables generated cash of $102.1 million during the first three months of 2007 as the billing cycle was completed, as compared to an $80.3 million usage of cash during the comparable period of 2006.
Net Cash Used in Investing Activities.

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands)
Purchase of marketable securities	$(842,597)	$(789,185)	$(53,412)
Proceeds from sale of marketable securities	896,587	443,519	453,068
Capital expenditures	(98,814)	(165,332)	66,518
Proceeds from sale/involuntary conversion of assets	3,867	474	3,393
Proceeds from settlement of forward contracts	2,423	438	1,985

	$(38,534)	$(510,086)	$471,552

     Our investing activities used $38.5 million during the first three months of 2007 compared to $510.1 million during the comparable period of 2006. During the first three months of 2007, we sold marketable securities, net of sales, of $54.0 million compared to net purchases of $345.7 million during the three months ended March 31, 2006. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first three months of 2007, we spent approximately $32.8 million related to the major upgrades of the Ocean Endeavor and Ocean Monarch and construction of our two new jack-up drilling rigs in addition to $66.0 million related to our ongoing capital maintenance program. During the first three months of 2006, we spent $128.4 million in connection with long-term construction projects (primarily towards the upgrade of the Ocean Endeavor) and an additional $36.9 million on projects associated with our ongoing capital maintenance program. See “– Liquidity and Capital Requirements – Capital Expenditures.”
     As of March 31, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $8.6 million, that require us to purchase the equivalent of $5.2 million in British pounds sterling and $3.4 million in Mexican pesos at various times through July 2007.

Net Cash Used in Financing Activities.

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands)
Payment of quarterly and special dividends	$(570,682)	$(209,723)	$(360,959)
Proceeds from stock options exercised	5,130	786	4,344
Other	2,412	173	2,239

	$(563,140)	$(208,764)	$(354,376)

     During the first three months of 2007, we paid cash dividends totaling $570.7 million (consisting of an aggregate quarterly cash dividend of $17.3 million, or $0.125 per share of our common stock, and a special cash dividend of $4.00 per share of our common stock, totaling $553.4 million). Our Board of Directors may, in subsequent years, consider paying additional annual special dividends, in amounts to be determined, if it believes that our financial position, earnings outlook, capital spending plans and other relevant factors warrant such action at that time. During the first three months of 2006, we paid cash dividends totaling $209.7 million (consisting of an aggregate quarterly cash dividend of $16.1 million, or $0.125 per share of our common stock, and a special cash dividend of $1.50 per share of our common stock, totaling $193.6 million).
     On April 23, 2007, we declared a quarterly cash dividend of $0.125 per share of our common stock, payable on June 1, 2007 to stockholders of record on May 4, 2007. Any future determination as to payment of quarterly dividends will be made at the discretion of our Board of Directors.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the three months ended March 31, 2007 and 2006, we did not repurchase any shares of our outstanding common stock.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Generally accepted accounting principles, or GAAP, have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of applying SFAS 159 on our financial statements; however, we do not expect the adoption of SFAS 159 to have a material impact on our consolidated results of operations, financial position or cash flows.

     In September 2006, the FASB issued SFAS No. 158, “Accounting for Defined Benefit Pension or Other Postretirement Plans,” or SFAS 158. SFAS 158 amends existing guidance to require (1) balance sheet recognition of the funded status of defined benefit plans, (2) recognition in other comprehensive income of various items before they are recognized in periodic benefit cost, (3) the measurement date for plan assets and the benefit obligation to be the balance sheet date, and (4) additional disclosures regarding the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. SFAS 158 also includes guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS 158 provides different effective dates for various aspects of the new rules. For public companies, requirements to recognize the funded status of the plan and to comply with the disclosure provisions of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, and the requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Early adoption of SFAS 158 is encouraged and must be applied to all of an entity’s benefit plans. During the fourth quarter of 2006, we adopted the requirement to recognize the funded status of our defined benefit pension plan, as well as the disclosure provisions. We have not adopted the requirement to measure plan assets and benefit obligations as of the balance sheet date. See Note 11 “Pension Plan” to our consolidated financial statements included in Item 1 of Part I of this report.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a separate framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 does not require any new fair value measurements; however, its adoption may result in changes to current practice. Changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, rather than an entity-specific measurement. It also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including interim periods. We are in the process of evaluating the impact, if any, of applying SFAS 157 on our financial statements; however, we do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations, financial position or cash flows.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “– Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “– Sources of Liquidity and Capital Resources” and “– Liquidity and Capital Requirements”);

•	interest rate and foreign exchange risk (see “– Liquidity and Capital Requirements– Credit Ratings,” “ – Other” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “—Overview—Industry Conditions” and “– Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “—Overview— Industry Conditions”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future quarterly or special dividends (see “ – Historical Cash Flows”);

•	financing plans;

•	tax planning;

•	budgets for capital and other expenditures (see “– Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “– Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig construction and upgrade projects (see “—Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview— Industry Conditions”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “— Overview—General”) .
     These types of statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of the various governments regarding exploration and development of oil and gas reserves;

•	advances in exploration and development technology;

•	the political environment of oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the risk that an LOI may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2007 and December 31, 2006 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2007 and December 31, 2006, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, 5-year senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of March 31, 2007 and December 31, 2006, there were no amounts outstanding under the Credit Facility.
     Our long-term debt, as of March 31, 2007 and December 31, 2006, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $41.6 million and $270.8 million as of March 31, 2007 and December 31, 2006, respectively. A 100 basis point decrease would result in an increase in market value of $32.1 million and $33.0 million as of March 31, 2007 and December 31, 2006, respectively.
Foreign Exchange Risk
     Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We entered into various forward exchange contracts during 2006 and in the first three months of 2007 requiring us to purchase predetermined amounts of foreign currencies at predetermined rates. As of March 31, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $8.6 million, that required us to purchase the equivalent of $5.2 million in British pounds sterling and $3.4 million in Mexican pesos at various times through July 2007.
     These forward exchange contracts were included in “Prepaid expenses and other” in our Consolidated Balance Sheets at March 31, 2007 at fair value in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2007 and December 31, 2006.
     The following table presents our market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	March 31,		December 31,		March 31,		December 31,
Category of risk exposure:	2007		2006		2007		2006
			(In thousands)
Interest rate:
Marketable securities	$251,120	(a)	$301,159	(a)	$300	(c)	$400	(c)
Long-term debt	(517,479	)(b)	(1,231,689	)(b)	—		—
Foreign Exchange:
Forward exchange contracts	600	(d)	2,600	(d)	4,200	(d)	7,400	(d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2007 and December 31, 2006.

(b)	The fair values of our 4.875% Senior Notes Due July 1, 2015, 5.15% Senior Notes Due September 1, 2014, 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on March 31, 2007 and December 31, 2006.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2007 and December 31, 2006.

(d)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at March 31, 2007 and December 31, 2006.
ITEM 4. Controls and Procedures.
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter that ended on March 31, 2007. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Exchange Act.
     There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
     Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2006 captioned “We have significantly increased our insurance deductibles and have elected to self-insure for a portion of our liability exposure and for physical damage to rigs and equipment caused by named windstorms in the GOM.” is amended and restated in its entirety as follows:
     We are self-insured for a portion of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.
     We have made arrangements to renew our principal insurance policies effective May 1, 2007. For physical damage due to named windstorms in the U.S. Gulf of Mexico, our deductible is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125.0 million. Accordingly, our insurance coverage for all physical damage to our rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending April 30, 2008 is limited to $125.0 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 5. Other Information.
     Under the Diamond Offshore Management Bonus Program, our Board’s Executive Committee is authorized to establish an annual bonus pool based on the committee’s evaluation of our company during the year relative to peer companies, the performance of our share price and extraordinary events during the year. As discussed in our definitive proxy statement for our 2007 annual meeting of stockholders, the Executive Committee did establish such a bonus pool for 2006 and paid bonuses under our Management Bonus Program to some of our executive officers. Certain of our executive officers also received bonuses for 2006 under our Incentive Compensation Plan for Executive Officers, in addition to amounts paid under our Management Bonus Program. In February 2007, we paid the executive officers named below the following bonuses for 2006 under our Management Bonus Program:

Name and Title	Bonus Amount
Lawrence R. Dickerson	$92,800
President and Chief Operating Officer
Gary T. Krenek	200,000
Chief Financial Officer and Senior Vice President
John L. Gabriel, Jr.	76,029
Senior Vice President – Contracts & Marketing
John M. Vecchio	86,534
Senior Vice President – Technical Services
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date April 30, 2007	By:	/s/ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date April 30, 2007		/s/ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-laws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001) (SEC File No. 1-13926).

10.1*	Form of Award Certificate for stock appreciation right grants to non-employee directors pursuant to the Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.