Form 10-Q
period 2007-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2007-07-31
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     As of July 26, 2007               Common stock, $0.01 par value per share               138,683,338 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$616,737	$524,698
Marketable securities	1,569	301,159
Accounts receivable	505,269	567,474
Rig spare parts and supplies	50,638	48,801
Prepaid expenses and other	58,489	39,415

Total current assets	1,232,702	1,481,547
Drilling and other property and equipment, net of accumulated depreciation	2,707,154	2,628,453
Other assets	24,972	22,839

Total assets	$3,964,828	$4,132,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,517	$—
Accounts payable	72,964	122,000
Accrued liabilities	136,007	184,978
Taxes payable	46,840	26,531

Total current liabilities	265,328	333,509

Long-term debt	502,953	964,310
Deferred tax liability	403,290	448,227
Other liabilities	89,812	67,285

Total liabilities	1,261,383	1,813,331

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,583,390 shares issued and 138,666,590 shares outstanding at June 30, 2007; 134,133,776 shares issued and 129,216,976 shares outstanding at December 31, 2006)	1,436	1,341
Additional paid-in capital	1,819,593	1,299,846
Retained earnings	996,826	1,137,151
Accumulated other comprehensive gain (loss)	3	(4,417)
Treasury stock, at cost (4,916,800 shares at June 30, 2007 and December 31, 2006)	(114,413)	(114,413)

Total stockholders’ equity	2,703,445	2,319,508

Total liabilities and stockholders’ equity	$3,964,828	$4,132,839

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Contract drilling	$635,927	$498,390	$1,225,839	$933,043
Revenues related to reimbursable expenses	12,948	13,798	31,220	26,875

Total revenues	648,875	512,188	1,257,059	959,918

Operating expenses:
Contract drilling	223,731	200,182	437,733	374,388
Reimbursable expenses	10,571	11,810	26,642	23,101
Depreciation	58,335	49,519	114,040	99,101
General and administrative	12,174	9,886	24,140	19,827
(Gain) loss on disposition of assets	(3,553)	2,696	(5,055)	2,463

Total operating expenses	301,258	274,093	597,500	518,880

Operating income	347,617	238,095	659,559	441,038

Other income (expense):
Interest income	7,599	8,431	17,392	16,806
Interest expense	(3,770)	(5,744)	(14,625)	(12,550)
Loss on sale of marketable securities, net	(5)	(8)	(8)	(202)
Other, net	1,012	1,393	405	3,766

Income before income tax expense	352,453	242,167	662,723	448,858

Income tax expense	(100,526)	(66,446)	(186,646)	(127,816)

Net income	$251,927	$175,721	$476,077	$321,042

Income per share:
Basic	$1.82	$1.36	$3.48	$2.49

Diluted	$1.81	$1.27	$3.46	$2.33

Weighted-average shares outstanding:
Shares of common stock	138,447	129,131	136,875	129,079
Dilutive potential shares of common stock	481	9,651	2,004	9,678

Total weighted-average shares outstanding	138,928	138,782	138,879	138,757

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except number of shares and per share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gain (Loss)	Shares	Amount	Equity

January 1, 2007, before adoption of FIN 48	134,133,776	$1,341	$1,299,846	$1,137,151	$(4,417)	4,916,800	$(114,413)	$2,319,508
Cumulative effect of adopting FIN 48	—	—	—	(28,422)	—	—	—	(28,422)

January 1, 2007	134,133,776	1,341	1,299,846	1,108,729	(4,417)	4,916,800	(114,413)	2,291,086
Net income	—	—	—	476,077	—	—	—	476,077
Dividends to stockholders ($4.25per share)	—	—	—	(587,980)	—	—	—	(587,980)
Conversion of long-term debt	9,208,832	92	453,701	—	—	—	—	453,793
Reversal of deferred tax liability related to imputed interest on converted debentures	—	—	52,163	—	—	—	—	52,163
Stock options exercised	240,782	3	7,529	—	—	—	—	7,532
Stock-based compensation, net	—	—	6,354	—	—	—	—	6,354
Gain on investments, net	—	—	—	—	(106)	—	—	(106)
Pension plan termination	—	—	—	—	4,526	—	—	4,526

June 30, 2007	143,583,390	$1,436	$1,819,593	$996,826	$3	4,916,800	$(114,413)	$2,703,445

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$476,077	$321,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,040	99,101
(Gain) loss on disposition of assets	(5,055)	2,463
Loss on sale of marketable securities, net	8	202
Deferred tax provision	4,845	6,183
Accretion of discounts on marketable securities	(4,702)	(5,159)
Amortization/write-off of debt issuance costs	9,115	492
Amortization of debt discounts	120	226
Stock-based compensation expense	1,921	1,438
Excess tax benefits from stock-based payment arrangements	(3,475)	(975)
Deferred income, net	5,025	1,038
Deferred expenses, net	(16,318)	4,264
Other items, net	4,394	378
Changes in operating assets and liabilities:
Accounts receivable	61,593	(105,195)
Rig spare parts and supplies and other current assets	(18,051)	(19,673)
Accounts payable and accrued liabilities	(72,959)	(15,123)
Taxes payable	27,365	(44,055)

Net cash provided by operating activities	583,943	246,647

Investing activities:
Capital expenditures	(230,321)	(228,725)
Proceeds from sale/involuntary conversion of assets	7,677	(1,260)
Proceeds from sale and maturities of marketable securities	1,146,719	941,789
Purchases of marketable securities	(842,597)	(936,630)
Proceeds from settlement of forward contracts	3,457	2,003

Net cash provided by (used by) investing activities	84,935	(222,823)

Financing activities:
Payment of quarterly and special dividends	(587,980)	(225,861)
Proceeds from stock options exercised	7,657	2,388
Excess tax benefits from stock-based payment arrangements	3,475	975
Other	9	—

Net cash used by financing activities	(576,839)	(222,498)

Net change in cash and cash equivalents	92,039	(198,674)
Cash and cash equivalents, beginning of period	524,698	842,590

Cash and cash equivalents, end of period	$616,737	$643,916

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
     As of July 26, 2007, Loews Corporation, or Loews, owned 50.6% of the outstanding shares of our common stock.
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
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $12.7 million and $16.6 million for the six months ended June 30, 2007 and 2006, respectively.
     We paid $126.7 million and $168.4 million in U.S. income taxes during the six months ended June 30, 2007 and 2006, respectively. We paid $24.4 million and $2.2 million in foreign income taxes, net of foreign tax refunds, during the six months ended June 30, 2007 and 2006, respectively.
     We recorded income tax benefits of $4.4 million and $1.3 million related to employee stock plan exercises during the first six months of 2007 and 2006, respectively.

     During the six months ended June 30, 2007, the holders of $450.4 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted value through the date of conversion, or $2.4 million in aggregate principal amount at maturity, of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, elected to convert their outstanding debentures into shares of our common stock. During the six months ended June 30, 2006, the holders of $12.1 million accreted value through the date of conversion, or $19.9 million in aggregate principal amount at maturity, of our Zero Coupon Debentures, and $15,000 in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. See Note 7.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. In April 2005 and July 2006, we began capitalizing interest on expenditures related to the upgrades of the Ocean Endeavor and the Ocean Monarch, respectively, for ultra-deepwater service. We ceased capitalizing interest related to the Ocean Endeavor upon completion of the upgrade in March 2007. In December 2005 and January 2006 we began capitalizing interest on expenditures related to the construction of our two jack-up rigs, the Ocean Scepter and Ocean Shield, respectively.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Total interest cost including amortization of debt issuance costs	$6,856	$8,294	$23,140	$16,682
Capitalized interest	(3,086)	(2,550)	(8,515)	(4,132)

Total interest expense as reported	$3,770	$5,744	$14,625	$12,550

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Prepaid expenses and other” and “Other assets,” depending on the maturity of the associated debt, and are amortized over the respective terms of the related debt. Interest expense for the six months ended June 30, 2007 includes $8.9 million in debt issuance costs that we wrote-off in connection with the conversions of our 1.5% Debentures and Zero Coupon Debentures into shares of our common stock during the six months ended June 30, 2007. See “ — Supplementary Cash Flow Information” and Note 7.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the six months ended June 30, 2007 or 2006.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)

Net income	$251,927	$175,721	$476,077	$321,042
Other comprehensive gains (losses), net of tax:
Pension adjustment upon plan termination	4,526	—	4,526	—

Unrealized holding (loss) gain on investments	(2)	(5)	85	38
Reclassification adjustment for gain included in net income	(80)	(62)	(191)	(62)

Comprehensive income	$256,371	$175,654	$480,497	$321,018

     The tax related to the change in unrealized holding loss on investments was approximately $1,000 and $33,000 for the quarters ended June 30, 2007 and 2006, respectively. The tax effect on the reclassification adjustment for net gains included in net income was $43,000 and $3,000 for the quarters ended June 30, 2007 and 2006, respectively. The tax related to the pension adjustment upon plan termination for the quarter and six months ended June 30, 2007 was $2.4 million.
     The tax related to the change in unrealized holding gain on investments was approximately $46,000 and $10,000 for the six months ended June 30, 2007 and 2006, respectively. The tax effect on the reclassification adjustment for net gains included in net income was approximately $103,000 and $3,000 for the six months ended June 30, 2007 and 2006, respectively.
Currency Translation
     Our functional currency is the U.S. dollar. Currency translation adjustments and transaction gains and losses, including gains and losses from the settlement of foreign currency forward exchange contracts, are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2007, we recognized net foreign currency exchange gains of $0.9 million and $0.3 million, respectively. For the three and six months ended June 30, 2006, we recognized net foreign currency exchange gains of $1.7 million and $4.1 million, respectively. See Note 4.
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

Stock-Based Compensation
     Our Second Amended and Restated 2000 Stock Option Plan, or Stock Plan, provides for the issuance of either incentive stock options or non-qualified stock options to our employees, consultants and non-employee directors. Our Stock Plan also authorizes the award of stock appreciation rights, or SARs, in tandem with stock options or separately. Effective January 1, 2006, we adopted the Financial Accounting Standards Board, or FASB, revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123 (R), which requires that compensation cost related to share-based payment transactions be recognized in our financial statements. As a result of adopting SFAS 123 (R), “Operating income” and “Income before income tax” for the three and six months ended June 30, 2007 were reduced by $1.0 million and $1.9 million, respectively. Reductions in “Operating income” and “Income before income tax,” as a consequence of the adoption of SFAS 123 (R), for the three and six months ended June 30, 2006 were $0.7 million and $1.3 million, respectively.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a separate framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 does not require any new fair value measurements; however, its adoption may result in changes to current practice. Changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, rather than an entity-specific measurement. It also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including interim periods. We have completed our evaluation of the impact of applying SFAS 157 on our financial statements and have determined that the adoption of SFAS 157 will not have a material impact on our consolidated results of operations, financial position or cash flows.

2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands, except per share data)

Net income — basic (numerator):	$251,927	$175,721	$476,077	$321,042

Effect of dilutive potential shares
1.5% Debentures	31	811	3,829	1,752
Zero Coupon Debentures	12	58	38	181

Net income including conversions — diluted (numerator)	$251,970	$176,590	$479,944	$322,975

Weighted average shares — basic (denominator):	138,447	129,131	136,875	129,079

Effect of dilutive potential shares
1.5% Debentures	381	9,382	1,893	9,383
Zero Coupon Debentures	52	111	56	145
Stock options	48	158	55	150

Weighted average shares including conversions diluted (denominator)	138,928	138,782	138,879	138,757

Earnings per share:
Basic	$1.82	$1.36	$3.48	$2.49

Diluted	$1.81	$1.27	$3.46	$2.33

     Our computations of diluted earnings per share, or EPS, for the three months ended June 30, 2007 exclude stock options representing 25,278 shares of common stock and 188,342 SARs. Our computations of diluted EPS for the six months ended June 30, 2007 exclude stock options representing 46,253 shares of common stock and 171,564 SARs. The inclusion of such potentially dilutive shares in the computations of diluted EPS would have been antidilutive for the periods presented.
     Our computations of diluted EPS for the three months ended June 30, 2006 exclude stock options representing 40,791 shares of common stock and 39,375 SARs. Our computations of diluted EPS for the six months ended June 30, 2006 exclude stock options representing 61,455 shares of common stock and 13,923 SARs. The inclusion of such potentially dilutive shares in the computations of diluted EPS would have been antidilutive for the periods presented.
3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	June 30, 2007
	Amortized Cost	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Mortgage-backed securities	$1,574	$(5)	$1,569

	December 31, 2006
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$299,252	$170	$299,422
Mortgage-backed securities	1,740	(3)	1,737

Total	$300,992	$167	$301,159

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)

Proceeds from sales	$132	$148,270	$696,719	$591,789
Proceeds from maturities	250,000	350,000	450,000	350,000
Gross realized gains	—	—	42	—
Gross realized losses	(5)	(9)	(50)	(202)
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
     During the three and six months ended June 30, 2007, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $1.0 million and $3.5 million, respectively. We realized net gains totaling $1.6 million and $2.0 million during the three and six months ended June 30, 2006, respectively, upon settlement of foreign currency forward exchange contracts during the periods. As of June 30, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $82.2 million, that require us to purchase the equivalent of $25.7 million in Australian dollars, $17.9 million in Brazilian reais, $24.6 million in British pounds sterling, $5.2 million in Mexican pesos, $8.5 million in Norwegian kroner and to exchange Norwegian kroner for the equivalent of $0.3 million at various times through January 2008. We expect to settle an aggregate of $80.8 million in 2007 and the remaining $1.4 million in 2008.
     These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. The forward contracts that we entered into in 2005 through 2007 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $1.4 million and $2.0 million in our Consolidated Statements of Operations for the three and six months ended June 30, 2007, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We recorded net pre-tax unrealized gains of $0.5 million and $2.6 million for the three and six months ended June 30, 2006, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value at June 30, 2006. We have presented the $2.0 million and $2.6 million fair value of these foreign currency forward exchange contracts at June 30, 2007 and December 31, 2006, respectively, as “Prepaid expenses and other” in our Consolidated Balance Sheets.

Contingent Interest
     Our 1.5% Debentures, of which $9.5 million aggregate principal amount were outstanding as of June 30, 2007, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2006 or at June 30, 2007.
5. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Drilling rigs and equipment	$4,278,090	$3,896,585
Construction work-in-progress	268,234	459,824
Land and buildings	18,539	17,353
Office equipment and other	28,772	27,132

Cost	4,593,635	4,400,894
Less: accumulated depreciation	(1,886,481)	(1,772,441)

Drilling and other property and equipment, net	$2,707,154	$2,628,453

     Construction work-in-progress at June 30, 2007 consisted of $87.3 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $180.9 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. We anticipate that both the Ocean Scepter and Ocean Shield will be delivered late in the first quarter of 2008, and that the upgrade of the Ocean Monarch will be completed in late 2008.
     The Ocean Endeavor arrived in the U.S. Gulf of Mexico late in the second quarter of 2007 and commenced drilling operations in early July 2007. Consequently, we transferred $249.6 million in construction work-in-progress to drilling rigs and equipment in the second quarter of 2007.
6. Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Payroll and benefits	$42,420	$42,496
Accrued project/upgrade costs	31,612	67,308
Deferred revenue	17,584	13,794
Interest payable	10,434	11,823
Personal injury and other claims	9,398	9,934
Hurricane related expenses and deferred gains	1,380	8,328
Other	23,179	31,295

Total	$136,007	$184,978

7. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Zero Coupon Debentures (due 2020)	$3,863	$5,302
1.5% Debentures (due 2031)	9,517	459,967
5.15% Senior Notes (due 2014)	249,539	249,513
4.875% Senior Notes (due 2015)	249,551	249,528

	512,470	964,310
Less: Current maturities	9,517	—

Total	$502,953	$964,310

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
     The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2007 are as follows:

(In thousands)

2007	$—
2008	9,517
2009	—
2010	3,863
2011	—
Thereafter	499,090

512,470
Less: Current maturities	9,517

Total	$502,953

     Debt Conversions. During the first six months of 2007, the holders of $450.4 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted value through the date of conversion, or $2.4 million in aggregate principal amount at maturity, of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 9,208,832 shares of our common stock pursuant to these conversions during the first six months of 2007. At June 30, 2007, there was $6.0 million aggregate principal amount at maturity of our Zero Coupon Debentures outstanding.
     As a result of the conversions of our 1.5% Debentures, we reversed a $52.2 million non-current deferred tax liability during the first half of 2007 related to interest expense imputed on these debentures for U.S. federal income tax return purposes. See Note 10.
8. Commitments and Contingencies
     Various claims have been filed against us in the ordinary course of business, including claims by offshore workers alleging personal injuries. In accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS 5, we have assessed each claim or exposure to determine the likelihood that the resolution of the matter might ultimately result in an adverse effect on our financial condition, results of operations or cash flows. When we determine that an unfavorable resolution of a matter is probable and such amount of loss can be determined, we record a reserve for the estimated loss at the time that both of these criteria are met. Our management believes that we have established adequate reserves for any liabilities that may reasonably be expected to result from these claims.

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
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. During the second quarter of 2007, we reviewed our estimated reserve for personnel taxes in Brazil based on current facts and circumstances and adjusted our estimated reserve in accordance with SFAS 5. Accordingly, we recorded a $6.5 million reduction in “Contract drilling” expense in our Consolidated Statements of Operations for the three and six months ended June 30, 2007 as a result of our change in estimate. At June 30, 2007, our reserves related to our Brazilian operations aggregated $8.2 million, of which $2.0 million and $6.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Reserves related to our Brazilian operations totaled $14.2 million at December 31, 2006, of which $0.5 million was recorded in “Accrued liabilities” and $13.7 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. We engage experts to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At June 30, 2007, our estimated liability for personal injury claims was $33.9 million, of which $9.4 million and $24.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2006, we had recorded loss reserves for personal injury claims aggregating $35.0 million, of which $9.9 million and $25.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of June 30, 2007, we had purchase obligations aggregating approximately $365 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $187 million and $177 million for the remainder of 2007 and in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at June 30, 2007, except for those related to our direct rig operations, which arise during the normal course of business.
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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)

High Specification Floaters	$264,027	$189,003	$510,408	$353,916
Intermediate Semisubmersibles	246,232	198,738	469,958	372,803
Jack-ups	125,668	110,649	245,473	206,324

Total contract drilling revenues	635,927	498,390	1,225,839	933,043
Revenues related to reimbursable expenses	12,948	13,798	31,220	26,875

Total revenues	$648,875	$512,188	$1,257,059	$959,918

Geographic Areas
     At June 30, 2007, our drilling rigs were located offshore eleven countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)

United States	$356,506	$279,131	$688,750	$545,086

Foreign:
Australia/Asia/Middle East	87,432	90,477	181,742	154,219
Europe/Africa/Mediterranean	121,283	67,435	219,744	115,128
South America	53,325	53,282	104,738	102,141
Mexico	30,329	21,863	62,085	43,344

Total revenues	$648,875	$512,188	$1,257,059	$959,918

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
     We recognized income tax expense of $100.5 million on pre-tax income of $352.5 million during the three months ended June 30, 2007 compared to income tax expense of $66.4 million on pre-tax income of $242.2 million for the three months ended June 30, 2006. Our estimated annual effective tax rate was 28.2% as of June 30, 2007 and 28.5% as of June 30, 2006.
     We recognized income tax expense of $186.6 million on pre-tax income of $662.7 million during the six months ended June 30, 2007 compared to income tax expense of $127.8 million on pre-tax income of $448.9 million for the same period in 2006.
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

			Net Liability
	Long term Tax	Long term Tax	for Uncertain Tax
	Receivable	Payable	Positions
		(In thousands)
Balance at January 1, 2007	$2,642	$(31,064)	$(28,422)
Additions based on tax positions related to the current year	320	(2,938)	(2,618)

Balance at June 30, 2007	$2,962	$(34,002)	$(31,040)

     At June 30, 2007 all $31.0 million of the net unrecognized tax benefits would affect the effective tax rate if recognized.
     We record interest related to accrued unrecognized tax benefits in interest expense and recognize penalties associated with uncertain tax positions in our tax expense. During the three and six months ended June 30, 2007, we recognized $0.3 million and $0.6 million of interest expense related to uncertain tax positions, respectively. Penalty related tax expense for uncertain tax positions during the three and six months ended June 30, 2007 was $0.1 million and $0.3 million, respectively. At June 30, 2007, we had $12.7 million accrued for the payment of interest and penalties in our Consolidated Balance Sheets.
     In several of the international locations in which we operate, certain of our wholly owned subsidiaries enter into agreements with other of our wholly owned subsidiaries to provide specialized services and equipment in support of our foreign operations. We apply a transfer pricing methodology to determine the amount to be charged for providing the services and equipment. In most cases, there are alternative transfer pricing methodologies that could be applied to these transactions and, if applied, could result in different chargeable amounts. Taxing authorities in the various foreign locations in which we operate could apply one of the alternative transfer pricing methodologies that could result in an increase to our income tax liabilities with respect to tax returns that remain subject to examination.
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
     During the six months ended June 30, 2007, the holders of certain of our debentures elected to convert them into shares of our common stock. (See Note 7.) As a result of the conversions of our 1.5% Debentures, we reversed a non-current deferred tax liability of $52.2 million which was accounted for as an increase to “Additional paid-in capital.” The reversal related to interest expense imputed on these debentures for U.S. federal income tax return purposes.
11. Pension Plan
     The defined benefit pension plan established by Arethusa (Off-Shore) Limited, or Arethusa, effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.
     We obtained Pension Benefit Guarantee Corporation approval to terminate the plan in the second quarter of 2007 and have entered into an irrevocable contract with an insurance company to transfer the responsibility for making payments of plan benefits to the insurance company. Thus, we no longer have any liability for benefits to participants under the plan. As a result of terminating the plan, we recorded a one-time settlement expense of approximately $4 million during the three months ended June 30, 2007 in “Contract drilling” expense in our Consolidated Statements of Operations.
     Components of net periodic benefit costs recorded during the periods were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)

Interest cost	$408	$263	$692	$526
Expected return on plan assets	(369)	(340)	(625)	(680)
Amortization of unrecognized loss	101	76	171	152

Net periodic pension expense	$140	$(1)	$238	$(2)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A, “Risk Factors” included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship. In addition, we have two jack-up drilling units on order at shipyards in Brownsville, Texas and Singapore. We expect both of these units to be delivered during the first quarter of 2008.
Overview
Industry Conditions
     Worldwide demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs remained strong during the second quarter of 2007. The jack-up market in the U.S. Gulf of Mexico, or GOM, however, continues to experience reduced demand, resulting in downward pricing pressure and some rigs being ready-stacked for a period of time between wells. Exclusive of the GOM jack-up market, which accounted for 10 percent of our total revenue for the quarter ended June 30, 2007, solid fundamental market conditions remain in place for all classes of our offshore drilling rigs worldwide.
     Gulf of Mexico. The Ocean Endeavor arrived in the GOM late in the second quarter of 2007 and commenced drilling under a four-year term contract in July 2007. Also in July 2007, the Ocean Yorktown completed its contract with PEMEX Exploración Y Producción, or PEMEX, and returned to the GOM for a five-year survey and contract modifications to the rig. The Ocean Yorktown is expected to remain in the GOM until its expected departure for Brazil in the first quarter of 2008. We also expect the Ocean Concord to mobilize from the GOM to Brazil in the fourth quarter of 2007. See “ — Brazil.”.
     In the GOM, the market for our high-specification semisubmersible equipment remains firm. One of our high-specification rigs is contracted for work in the GOM until the beginning of the second quarter of 2008, while the remaining seven rigs have contracts that extend into 2009 and beyond, including one at a dayrate as high as $500,000 for future work. In many cases, these contracts also contain option periods that have not yet been exercised or have expired.
     The dayrates for our five intermediate semisubmersibles currently located in the GOM have reached as high as $300,000 for a six-month contract beginning in the fourth quarter of 2007; however strong international demand offering significant term length has led us to contract four of these units for future work outside the GOM. As a result, we continue to view the deepwater and intermediate markets in the GOM as under-supplied and believe that the GOM semisubmersible market will remain strong in 2007.
     In addition to the relocation to Brazil of the Ocean Concord and the Ocean Yorktown, two more of our intermediate semisubmersibles now in the GOM, the Ocean New Era and Ocean Voyager, are contracted to mobilize to the Mexican sector of the Gulf or Mexico, or Mexican GOM, in the third quarter of 2007. The Ocean New Era and Ocean Voyager have commitments at dayrates in the mid-$260,000 range and the mid-$330,000 range, respectively, on approximately 2 1/2-year contracts ending in early 2010. Additionally, the terms of the drilling contracts in Mexico with PEMEX expose us to greater risks than we normally assume, such as exposure to increased environmental liability and potential early termination. We expect the market for the Mexican GOM to remain strong in 2007.
     Our jack-up fleet in the GOM continued to experience lower utilization during the second quarter of 2007, though dayrates remained steady, compared to the first quarter of 2007, as two of our rigs were ready-stacked for a period of time during the second quarter of 2007. As of July 26, 2007, six of our eight jack-ups in the GOM were on contract. The international market for jack-ups remains strong, however, and we have received a commitment for the Ocean King to leave the GOM this year. The Ocean King is currently mobilizing to Croatia (see “ — Australia/Asia/Middle East/Mediterranean”). We believe that the current market environment for jack-up rigs in the GOM will persist at least through the third quarter of 2007.

     Brazil. Two of our rigs currently operating offshore Brazil are working under term contracts that expire in 2009, and two additional rigs are operating under contracts expiring in 2010. Petróleo Brasileiro S.A., or Petrobras, is continuing to seek additional intermediate semisubmersible rigs. Late in the first quarter of 2007, we received notification of the award of five-year term contracts for both the Ocean Whittington and the Ocean Yorktown. Under the agreements, the Ocean Whittington is expected to begin work in Brazil in late July or early August 2007 and the Ocean Yorktown is expected to begin work in the second quarter of 2008. The Ocean Whittington can earn a variable performance bonus in addition to the dayrate for a maximum daily compensation in the high $250,000 range, excluding a lump-sum mobilization fee. The Ocean Yorktown can earn a variable performance bonus in addition to the dayrate for a maximum daily compensation in the high $260,000 range, excluding a lump-sum mobilization fee. In addition, in early July 2007 we received notification of the award of a five-year term contract for the Ocean Concord. Under the agreement, the Ocean Concord is expected to begin work in the fourth quarter of 2007 and can earn a variable performance bonus in addition to the dayrate for a maximum daily compensation in the mid-$250,000 range, excluding a lump-sum mobilization fee. We can provide no assurance that the maximum compensation specified in the aforementioned contracts will actually be achieved. We expect the Brazilian semisubmersible market to remain strong in 2007.
     North Sea. Effective industry utilization remains at 100 percent in the North Sea where we have three semisubmersible rigs in the United Kingdom, or U.K., and one semisubmersible unit in Norway. Indicating the strength of this market, one of our four rigs in the North Sea is working under contract until the second quarter of 2009, and the other three rigs have term contracts that extend into 2010.
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up unit operating in the Australia/Asia market, and two jack-up rigs and one semisubmersible rig operating in the Middle East/Mediterranean sector. In July 2007, the Ocean Rover received a Letter of Award for a two-year commitment at a dayrate in the low $450,000 range that will keep the high-specification floater in Malaysia for two additional years commencing in the first quarter of 2009. Late in the second quarter of 2007, we received new contracts for the Ocean Patriot and the Ocean Epoch that will commit the rigs to work offshore Australia until 2010. The Ocean Patriot received a two-year contract, plus unpriced option, for work expected to begin late in the third quarter of 2008 at a dayrate in a range between $380,000 and $420,000. The Ocean Epoch received a one-year contract for work expected to begin late in the fourth quarter of 2008 at a dayrate in a range between $330,000 and $365,000. In addition, the Ocean Epoch received an 18-month contract, plus unpriced option, for work beginning late in the fourth quarter of 2009 at a dayrate in the low $350,000 range. In the jack-up market, the Ocean King received a contract for a two-year bareboat charter in Croatia. Under the agreement, the rig will earn a dayrate in the high $100,000 range for work commencing in the fourth quarter of 2007. We believe that the Australia/Asia/Middle East and Mediterranean markets will remain strong in 2007.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of July 26, 2007 and April 24, 2007 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) and reflects both firm commitments (typically represented by signed contracts), as well as letters of intent, or LOIs. An LOI is subject to customary conditions, including the execution of a definitive agreement. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in our contract drilling backlog between periods is a function of both the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 26, 2007	April 24, 2007
	(In thousands)

Contract Drilling Backlog
High-Specification Floaters	$3,888,000	$4,058,000
Intermediate Semisubmersibles	4,712,000	3,877,000
Jack-ups	452,000	454,000

Total	$9,052,000	$8,389,000

     The following table reflects the amount of our contract drilling backlog by year based on our firm commitments and LOIs as of July 26, 2007.

	For the Years Ending December 31,
	Total	2007 (1)	2008	2009	2010 — 2013
	(In thousands)

Contract Drilling Backlog (2)
High-Specification Floaters	$3,888,000	$508,000	$1,206,000	$941,000	$1,233,000
Intermediate Semisubmersibles	4,712,000	625,000	1,609,000	1,354,000	1,124,000
Jack-ups	452,000	168,000	220,000	64,000	—

Total	$9,052,000	$1,301,000	$3,035,000	$2,359,000	$2,357,000

(1)	Represents a six-month period beginning July 1, 2007.

(2)	Includes an aggregate $328.5 million in contract drilling revenue of which approximately $154 million, $164 million and $10 million is expected to be earned during 2009, 2010 and 2011, respectively, relating to expected future work under LOIs.
     The following table reflects the percentage of rig days committed by year as of July 26, 2007. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard and survey days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected delivery dates for the Ocean Monarch and our two newbuild jack-up rigs, the Ocean Scepter and Ocean Shield.

	For the Years Ending December 31,
	2007 (1)(2)	2008	2009	2010 — 2013

Rig Days Committed
High-Specification Floaters	100%	94%	62%	18%
Intermediate Semisubmersibles	100%	85%	69%	15%
Jack-ups	68%	26%	8%	—

(1)	Represents a six-month period beginning July 1, 2007.

(2)	Includes approximately 1,154 days of scheduled shipyard and survey days.
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
     In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for our rigs located in the North Sea which require shipyard time.
     Costs of mobilizing our rigs to shipyards for scheduled surveys, which were a major component of our survey-related costs during 2006, are indicative of higher prices commanded by support businesses to the offshore drilling industry. We expect mobilization costs to be a significant component of our survey-related costs in 2007. Survey and maintenance costs incurred during the first and second quarters of 2007 should not be taken as indicative of future quarterly costs for such activities due to schedule changes which postponed some planned surveys.
     Effective May 1, 2007, we renewed our principal insurance policies. For physical damage coverage, our deductible is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss). For physical damage due to named windstorms in the U.S. Gulf of Mexico, there is an annual aggregate limit of $125.0 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.
     Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 34, “Capitalization of Interest Cost,” or SFAS 34. During 2006 and 2005, we began capitalizing interest on our two capital upgrade projects and the construction of our two new jack-up rigs. Pursuant to SFAS 34, the period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. In 2006 we began capitalizing interest on expenditures related to the capital upgrade of the Ocean Monarch and the construction of our two jack-up rigs, and in 2005, we began capitalizing interest on expenditures related to the upgrade of the Ocean Endeavor. See Note 1 “General Information — Capitalized Interest” to our consolidated financial statements included in Item 1 of Part I of this report.
     The upgrade of the Ocean Endeavor has been completed and the rig arrived in the GOM late in the second quarter of 2007, where it is currently operating. We have capitalized interest costs related to this upgrade through the end of March 2007 and began depreciating the newly upgraded rig effective April 1, 2007. As a result of the completion of the upgrade of the Ocean Endeavor, we anticipate that depreciation and interest expense in 2007 will increase by approximately $6 million (representing nine months of expense) and $2.5 million, respectively.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to these policies during the six months ended June 30, 2007.

Results of Operations
Three Months Ended June 30, 2007 and 2006
     Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$264,027	$189,003	$75,024
Intermediate Semisubmersibles	246,232	198,738	47,494
Jack-ups	125,668	110,649	15,019

Total Contract Drilling Revenue	$635,927	$498,390	$137,537

Revenues Related to Reimbursable Expenses	$12,948	$13,798	$(850)

CONTRACT DRILLING EXPENSE
High Specification Floaters	$70,325	$62,051	$8,274
Intermediate Semisubmersibles	108,847	95,465	13,382
Jack-ups	42,751	39,872	2,879
Other	1,808	2,794	(986)

Total Contract Drilling Expense	$223,731	$200,182	$23,549

Reimbursable Expenses	$10,571	$11,810	$(1,239)

OPERATING INCOME
High Specification Floaters	$193,702	$126,952	$66,750
Intermediate Semisubmersibles	137,385	103,273	34,112
Jack-ups	82,917	70,777	12,140
Other	(1,808)	(2,794)	986
Reimbursable expenses, net	2,377	1,988	389
Depreciation	(58,335)	(49,519)	(8,816)
General and administrative expense	(12,174)	(9,886)	(2,288)
Gain (loss) on disposition of assets	3,553	(2,696)	6,249

Total Operating Income	$347,617	$238,095	$109,522

     Demand remained strong for our rigs in all markets and geographic regions during the second quarter of 2007, except for the jack-up market in the GOM. Continued high overall utilization and historically high dayrates resulted in an overall increase in our operating income of $109.5 million, or 46%, to $347.6 million, compared to $238.1 million in the second quarter of 2006. Dayrates have generally increased since the second quarter of 2006, resulting in the generation of additional contract drilling revenues by our fleet. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects and surveys, as well as the temporary ready-stacking of drilling rigs between wells in the GOM jack-up market. Total contract drilling revenues during the second quarter of 2007 increased $137.5 million, or 28% compared to the same period in 2006, to $635.9 million.
     Overall cost increases for maintenance and repairs between 2007 and 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet and in all geographic locations in which we operate. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses. Total contract drilling expenses in the second quarter of 2007 increased $23.5 million, or 12% compared to the same period in 2006, to $223.7 million.

High Specification Floaters.

	Three Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$216,236	$140,539	$75,697
Australia/Asia/Middle East	16,555	16,318	237
South America	31,236	32,146	(910)

Total Contract Drilling Revenue	$264,027	$189,003	$75,024

CONTRACT DRILLING EXPENSE
GOM	$42,093	$37,809	$4,284
Australia/Asia/Middle East	6,889	6,648	241
South America	21,343	17,594	3,749

Total Contract Drilling Expense	$70,325	$62,051	$8,274

OPERATING INCOME	$193,702	$126,952	$66,750

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $75.7 million during the second quarter of 2007 compared to the same period in 2006, primarily due to higher average dayrates earned during the period ($73.3 million). Average operating revenue per day for our rigs in this market increased to $359,800 during the second quarter of 2007 compared to $237,200 for the same period of 2006, reflecting the continued high demand for this class of rig in the GOM, as several of our rigs began operating under new contracts at increased dayrates subsequent to the second quarter of 2006.
     Average utilization for our high-specification rigs operating in the GOM increased slightly from 92% during the second quarter of 2006 to 94% in the second quarter of 2007, and resulted in $3.7 million in additional revenues.
     Operating costs during the second quarter of 2007 for our high-specification floaters in the GOM increased $4.3 million over the same period in 2006. Operating costs in this market for the second quarter of 2007 include $2.3 million in operating expenses for the newly upgraded Ocean Endeavor, which arrived in the GOM late in the second quarter of 2007. In addition, the increase in operating costs in the second quarter of 2007 compared to the same period in 2006 reflects higher labor and benefits resulting from regular pay increases and promotions, survey and related repair costs for the Ocean Star, as well as higher maintenance and project costs for most of our drilling rigs in this market. These increases in operating cost were partially offset by the absence of amortized mobilization costs related to the relocation of the Ocean Baroness to the GOM in the latter half of 2005, which were fully recognized in 2006, and reduced mobilization costs for the Ocean Victory which was in a shipyard for a portion of the second quarter of 2006 for a mooring system upgrade.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, our only high specification floater working in the Australia/Asia/Middle East region, were relatively unchanged in the second quarter of 2007 compared to the same period in 2006. A slight dayrate increase resulting from a new contract that began in the second quarter of 2006 was partly offset by the effect of slightly lower utilization in the second quarter of 2007.
     South America. Revenues for our high-specification floaters operating offshore Brazil decreased $0.9 million to $31.2 million for the second quarter of 2007 compared to $32.1 million for the same period in 2006, primarily due to increased unpaid downtime for the Ocean Clipper to perform repairs and equipment testing.
     Contract drilling expense for our operations in Brazil increased $3.7 million during the second quarter of 2007 compared to the same period in 2006. The increase in costs is primarily due to higher labor and benefits costs as a result of regular pay increases and promotions and higher maintenance and project costs.

Intermediate Semisubmersibles.

	Three Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$60,142	$44,694	$15,448
Mexican GOM	15,406	21,864	(6,458)
Australia/Asia/Middle East	49,814	56,789	(6,975)
Europe/Africa/Mediterranean	98,781	54,257	44,524
South America	22,089	21,134	955

Total Contract Drilling Revenue	$246,232	$198,738	$47,494

CONTRACT DRILLING EXPENSE
GOM	$14,945	$19,571	$(4,626)
Mexican GOM	13,777	15,926	(2,149)
Australia/Asia/Middle East	27,533	23,002	4,531
Europe/Africa/Mediterranean	35,289	23,964	11,325
South America	17,303	13,002	4,301

Total Contract Drilling Expense	$108,847	$95,465	$13,382

OPERATING INCOME	$137,385	$103,273	$34,112

     GOM. Revenues generated during the second quarter of 2007 by our intermediate semisubmersible fleet increased $15.4 million compared to the same quarter of 2006, primarily due to an increase in average dayrates earned by our rigs in the GOM. The increase in average operating revenue per day from $107,600 earned during the second quarter of 2006 to $178,900 for the comparable period in 2007 contributed additional revenues of $19.6 million during the 2007 period.
     Contract drilling revenue was unfavorably impacted by the departure of the Ocean Lexington from the GOM in the fourth quarter of 2006 and planned downtime in 2007 associated with the life extension projects for the Ocean Saratoga and Ocean Whittington (which relocated to the GOM in the third quarter of 2006), partially offset by increased utilization for the Ocean Concord which underwent a mooring system upgrade during the second quarter of 2006. During the second quarter of 2006, the Ocean Lexington generated revenues of $6.0 million in the GOM.
     Contract drilling expense for our operations in the GOM decreased $4.6 million during the second quarter of 2007 compared to the same period in 2006, primarily due to the relocation of the Ocean Lexington to Egypt and the absence of mobilization costs incurred in connection with the mooring system upgrade for the Ocean Concord during 2006.
     Mexican GOM. Revenues generated by our intermediate semisubmersible rigs operating in the Mexican GOM decreased $6.5 million during the second quarter of 2007 compared to the same period of 2006, primarily due to the relocation of the Ocean Whittington ($5.7 million) to the GOM in July 2006 due to the early cancellation of its contract by PEMEX. Our operating costs in the Mexican GOM decreased by $2.1 million in the second quarter of 2007 compared to the second quarter of 2006, primarily due to the absence of operating costs for the Ocean Whittington, partially offset by higher maintenance and shorebase support costs.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenue of $49.8 million during the second quarter of 2007 compared to revenue of $56.8 million for the comparable period of 2006. The $7.0 million decrease in operating revenues was primarily due to a decrease in average operating revenue per day from $155,500 in the second quarter of 2006 to $142,200 during the second quarter of 2007, which reduced revenue by $5.4 million. This decrease is primarily attributable to the Ocean Bounty ($6.3 million) currently earning a dayrate that is lower than it earned during the second quarter of 2006. The contractual rate reduction occurred in the third quarter of 2006. A decline in average utilization in this region from 100% for the second quarter of 2006 to 91% during the second quarter of 2007 resulted in a $2.9 million decline in revenue in the 2007 period, primarily as a result of 20 days of unpaid downtime in a shipyard for a scheduled survey and related repairs for the Ocean General.

     During the second quarter of 2007, we recognized $1.3 million in deferred mobilization revenue in connection with the relocation of the Ocean Epoch and the Ocean General to other areas within the Australia/Asia region.
     Contract drilling expense for the Australia/Asia/Middle East region increased $4.5 million for the second quarter of 2007 compared to the second quarter of 2006. The increase in costs is primarily due to higher local labor costs for the Ocean Epoch, which worked offshore Australia during the second quarter of 2007 compared to the same period in 2006 when the rig worked offshore Malaysia. Other cost increases for our rigs operating in this region during the second quarter of 2007, as compared to the same period in 2006, include higher repair and maintenance costs, higher personnel-related costs, including catering and travel, and higher freight costs, partially offset by lower agency fee costs incurred by the Ocean Epoch during its operations offshore Malaysia during the second quarter of 2006.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean regions increased $44.5 million in the second quarter of 2007 compared to the second quarter of 2006. Overall utilization during the second quarter of 2007 increased primarily due to the relocation of the Ocean Lexington from the GOM to offshore Egypt in the fourth quarter of 2006, which generated $25.5 million in additional revenue in this region.
     An increase in average dayrates for our other rigs in these markets contributed $17.9 million in additional revenue during the second quarter of 2007, as compared to the same period in 2006. Average operating revenue per day, excluding the Ocean Lexington, increased from $152,200 during the second quarter of 2006 to $201,300 in the second quarter of 2007 primarily due to higher dayrates earned by the Ocean Nomad, Ocean Guardian and Ocean Vanguard during the second quarter of 2007 compared to the same period in 2006.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $11.3 million during the second quarter of 2007 compared to the same period in 2006, partially due to the inclusion of normal operating costs for the Ocean Lexington ($5.7 million). The increase in operating expenses also reflects higher labor and benefits costs incurred during the second quarter of 2007 for our rigs operating in the North Sea, higher shorebase support costs and higher maintenance and project costs to maintain our drilling rigs in this region.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $22.1 million in the second quarter of 2007 compared to revenues of $21.1 million in the comparable period of 2006. The increase in contract drilling revenue is primarily the result of increased utilization for the Ocean Winner which had eight fewer days of unpaid downtime in the second quarter of 2007 compared to the second quarter of 2006.
     Operating expenses for our operations offshore Brazil increased $4.3 million in the second quarter of 2007, as compared to the same period in 2006, primarily due to the inclusion of start-up costs for the Ocean Whittington which relocated from the GOM late in the second quarter of 2007 ($2.9 million). Other cost increases in the second quarter of 2007, as compared to the second quarter of 2006, include increased labor costs, other personnel-related costs, shorebase support and freight costs, as well as higher repair and maintenance costs.

Jack-Ups.

	Three Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$67,180	$80,102	$(12,922)
Mexican GOM	14,923	—	14,923
Australia/Asia/Middle East	21,063	17,369	3,694
Europe/Africa/Mediterranean	22,502	13,178	9,324

Total Contract Drilling Revenue	$125,668	$110,649	$15,019

CONTRACT DRILLING EXPENSE
GOM	$28,044	$29,431	$(1,387)
Mexican GOM	3,666	—	3,666
Australia/Asia/Middle East	6,676	6,075	601
Europe/Africa/Mediterranean	4,365	4,366	(1)

Total Contract Drilling Expense	$42,751	$39,872	$2,879

OPERATING INCOME	$82,917	$70,777	$12,140

     GOM. Revenues generated by our jack-up rigs operating in the GOM decreased $12.9 million during the second quarter of 2007 compared to the second quarter of 2006. The decline in revenues is primarily associated with downtime for the Ocean King ($7.5 million) which was in a shipyard for nearly the entire second quarter of 2007 for a survey and a life extension project prior to its bareboat charter in Croatia beginning in late May 2007. We now expect to complete the survey and life extension project in Croatia. The Ocean Nugget, which relocated to the Mexican GOM in the fourth quarter of 2006, generated $1.9 million of revenues during the second quarter of 2006.
     During the second quarter of 2007, average operating revenues per day for our GOM jack-up fleet (excluding the Ocean King and Ocean Nugget) declined to $95,000 from $99,600 during the second quarter of 2006. This decline in average operating revenue per day reduced revenue by $3.3 million during the second quarter of 2007.
     Contract drilling expense in the GOM declined $1.4 million during the second quarter of 2007 compared to the comparable period of 2006. The absence of operating costs in the GOM for the Ocean Nugget during the second quarter of 2007 reduced operating expenses by $5.3 million, which was partially offset by higher mobilization, survey and maintenance costs for the Ocean King and costs for the Ocean Drake due to its ready-stacking in the GOM during the second quarter of 2007.
     Mexican GOM. The Ocean Nugget, which began operating in the Mexican GOM in the fourth quarter of 2006, generated $14.9 million in revenue during the second quarter of 2007 and incurred contract drilling expenses of $3.7 million. We had no jack-up rigs operating in this market during the comparable quarter of 2006.
     Australia/Asia/Middle East. Revenues generated by our two jack-up rigs operating in the Australia/Asia/Middle East regions were $21.1 million during the second quarter of 2007 compared to $17.4 million for the same period in 2006. The $3.7 million increase in revenue was primarily due to an increase in average operating dayrates. Our average operating revenue per day increased to $115,900 during the second quarter of 2007 from $86,500 in the second quarter of 2006, primarily due to a new contract at a higher dayrate for the Ocean Heritage that began late in the second quarter of 2006.
     Europe/Africa/Mediterranean. Our jack-up rig, the Ocean Spur, began operating in this region during March 2006 and generated revenues of $15.8 million during the second quarter of 2007, including the recognition of a lump-sum demobilization fee of $6.6 million upon completion of its contract offshore Tunisia. The rig subsequently mobilized to the Mediterranean Basin and began operating offshore Egypt in late May 2007. During the second quarter of 2007, the Ocean Spur generated revenues of $6.7 million offshore Egypt.

Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.4 million and $2.0 million for the quarters ended June 30, 2007 and 2006, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $8.8 million to $58.3 million in the second quarter of 2007 compared to $49.5 million in the second quarter of 2006, primarily due to depreciation associated with capital additions in 2006 and the first half of 2007, as well as higher depreciation expense for the Ocean Endeavor due to the completion of its upgrade to ultra-deepwater capabilities in March 2007.
General and Administrative Expense.
     We incurred general and administrative expense of $12.2 million in the second quarter of 2007 compared to $9.9 million for the same period in 2006. The $2.3 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases, legal fees and engineering consulting fees.
Gain (Loss) on Disposition of Assets.
     We recognized a net gain of $3.6 million on the sale and disposition of assets, net of disposal costs, during the second quarter of 2007 compared to a net loss of $2.7 million during the same period of 2006. The gain recognized in 2007 primarily relates to the recognition of gains on insurance settlements. The loss recognized in 2006 is primarily the result of costs associated with the removal of production equipment from the Ocean Monarch, which was subsequently sold to a third party.
Interest Expense.
     We recorded interest expense for the second quarter of 2007 of $3.8 million, representing a $2.0 million decrease in interest cost compared to the same period in 2006. This decrease was primarily attributable to lower interest cost associated with our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, due to conversions of these debentures into shares of our common stock during 2007. Interest expense was further reduced during the second quarter of 2007, by capitalized interest on qualifying construction expenditures following the second quarter of 2006.
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
     We recognized income tax expense of $100.5 million on pre-tax income of $352.5 million during the three months ended June 30, 2007 compared to income tax expense of $66.4 million on pre-tax income of $242.2 million for the three months ended June 30, 2006. Our estimated annual effective tax rate was 28.2% as of June 30, 2007 and 28.5% as of June 30, 2006.

Six Months Ended June 30, 2007 and 2006
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Six Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High Specification Floaters	$510,408	$353,916	$156,492
Intermediate Semisubmersibles	469,958	372,803	97,155
Jack-ups	245,473	206,324	39,149

Total Contract Drilling Revenue	$1,225,839	$933,043	$292,796

Revenues Related to Reimbursable Expenses	$31,220	$26,875	$4,345

CONTRACT DRILLING EXPENSE
High Specification Floaters	$132,559	$116,144	$16,415
Intermediate Semisubmersibles	211,598	182,071	29,527
Jack-ups	83,677	72,080	11,597
Other	9,899	4,093	5,806

Total Contract Drilling Expense	$437,733	$374,388	$63,345

Reimbursable Expenses	$26,642	$23,101	$3,541

OPERATING INCOME
High Specification Floaters	$377,849	$237,772	$140,077
Intermediate Semisubmersibles	258,360	190,732	67,628
Jack-ups	161,796	134,244	27,552
Other	(9,899)	(4,093)	(5,806)
Reimbursable expenses, net	4,578	3,774	804
Depreciation	(114,040)	(99,101)	(14,939)
General and administrative expense	(24,140)	(19,827)	(4,313)
Gain (loss) on disposition of assets	5,055	(2,463)	7,518

Total Operating Income	$659,559	$441,038	$218,521

     Demand remained strong for our rigs in all markets and geographic regions during the first six months of 2007, except for the jack-up market in the GOM. Continued high overall utilization and historically high dayrates resulted in an overall increase in our operating income of $218.5 million, or 50%, to $659.6 million, compared to $441.0 million for the six months ended June 30, 2006. Dayrates have generally increased since the second quarter of 2006, resulting in the generation of additional contract drilling revenues by our fleet. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects and surveys, as well as the temporary ready-stacking of drilling rigs between wells in the GOM jack-up market. Total contract drilling revenues during the first half of 2007 increased $292.8 million, or 31%, to $1.2 billion, compared to $933.0 million for the six months ended June 30, 2006.
     Overall cost increases for maintenance and repairs between 2007 and 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet and in all geographic locations in which we operate. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses. Our results in 2006 were also impacted by higher expenses related to our mooring enhancement and other hurricane preparedness activities and additional wage increases late in the first quarter of 2006. Total contract drilling expenses for the first six months of 2007 increased $63.3 million, or 17% compared to the same period in 2006, to $437.7 million.

High Specification Floaters.

	Six Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$410,606	$259,665	$150,941
Australia/Asia/Middle East	36,320	31,151	5,169
South America	63,482	63,100	382

Total Contract Drilling Revenue	$510,408	$353,916	$156,492

CONTRACT DRILLING EXPENSE
GOM	$78,730	$70,318	$8,412
Australia/Asia/Middle East	12,824	11,850	974
South America	41,005	33,976	7,029

Total Contract Drilling Expense	$132,559	$116,144	$16,415

OPERATING INCOME	$377,849	$237,772	$140,077

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $150.9 million during the first half of 2007 compared to the same period in 2006, primarily due to higher average dayrates earned during the period ($148.0 million). Average operating revenue per day for our rigs in this market increased to $337,700 during the first six months of 2007 compared to $215,400 for the same period of 2006, reflecting the continued high demand for this class of rig in the GOM. Excluding the Ocean Endeavor, which had not yet commenced drilling operations as of June 30, 2007, all seven of our high-specification semisubmersible rigs are currently operating at dayrates higher than those they earned during the second quarter of 2006.
     Average utilization for our high-specification rigs operating in the GOM increased slightly from 94% during the first six months of 2006 to 96% in the first half of 2007 and generated additional revenue of $5.4 million.
     Operating costs during the first six months of 2007 for our high-specification floaters in the GOM increased $8.4 million over the same period in 2006 and included $2.2 million in operating expenses for the newly upgraded Ocean Endeavor, which arrived in the GOM late in the second quarter of 2007. In addition, the increase in operating costs in the first half of 2007 compared to the same period in 2006 reflects higher labor and benefits costs resulting from a 2006 pay increase and promotions, catering costs and survey and related repair costs for the Ocean Star. The increase in contract drilling expenses also reflects higher maintenance and project costs for most of our drilling rigs in this market. These operating cost increases were partially offset by the absence of amortized mobilization costs related to the relocation of the Ocean Baroness to the GOM in the latter half of 2005, which were fully recognized in 2006, and reduced mobilization costs for the Ocean Victory which was in a shipyard for a portion of the second quarter of 2006 for a mooring system upgrade.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover increased $5.2 million during the first six months of 2007, compared to the same period in 2006, primarily due to a higher operating dayrate earned by the rig during the first three months of 2007.
     Operating expenses for the Ocean Rover increased $1.0 million compared to the first half of 2006 to $12.8 million for the first half of 2007. The overall increase in operating costs in 2007 is the result of higher labor and benefits costs and higher routine maintenance costs, partially offset by lower insurance costs.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil for the six months ended June 30, 2007 were relatively unchanged from the comparable period in 2006 as operating dayrates and utilization in this region remained stable between the periods.
     Contract drilling expense for our operations in Brazil increased $7.0 million during the first half of 2007 compared to the same period in 2006. The increase in costs is primarily due to higher labor and benefits costs as a result of pay increases in 2006 and promotions, as well as higher catering, maintenance and project costs.

Intermediate Semisubmersibles.

	Six Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$107,897	$98,697	$9,200
Mexican GOM	31,526	43,344	(11,818)
Australia/Asia/Middle East	104,835	92,418	12,417
Europe/Africa/Mediterranean	184,444	99,304	85,140
South America	41,256	39,040	2,216

Total Contract Drilling Revenue	$469,958	$372,803	$97,155

CONTRACT DRILLING EXPENSE
GOM	$33,779	$34,983	$(1,204)
Mexican GOM	27,150	30,731	(3,581)
Australia/Asia/Middle East	51,036	42,336	8,700
Europe/Africa/Mediterranean	68,217	49,354	18,863
South America	31,416	24,667	6,749

Total Contract Drilling Expense	$211,598	$182,071	$29,527

OPERATING INCOME	$258,360	$190,732	$67,628

     GOM. Revenues generated during the first half of 2007 by our intermediate semisubmersible fleet increased $9.2 million compared to the same period of 2006, primarily due to an increase in average dayrates earned by our rigs in the GOM. The increase in average operating revenue per day from $116,900 earned during the six months ended June 30, 2006 to $178,100 for the comparable period in 2007 contributed additional revenues of $37.1 million during the 2007 period.
     The overall increase in revenue earned during the first six months of 2007 compared to the first six months of 2006 was negatively impacted by the relocation of the Ocean Lexington ($19.2 million) to the Europe/Africa/Mediterranean region in late 2006 and a decline in utilization for our remaining rigs in the GOM ($8.7 million) from 95% for the six months ended June 30, 2006 to 84% for the comparable period in 2007. Lower utilization in 2007 resulted from planned life extension projects for the Ocean Saratoga and Ocean Whittington (which relocated to the GOM in the third quarter of 2006), partially offset by increased utilization for the Ocean Concord which underwent a mooring system upgrade during the second quarter of 2006.
     Contract drilling expense for our operations in the GOM decreased $1.2 million during the second half of 2007 compared to the same period in 2006, primarily due to the relocation of the Ocean Lexington to Egypt ($6.3 million) and the absence of mobilization costs incurred in connection with the mooring system upgrade for the Ocean Concord during 2006. These cost decreases were partially offset by increased costs during the first six months of 2007 related to the life extension projects for the Ocean Saratoga and Ocean Whittington which began in the third quarter of 2006 and were completed during the first half of 2007.
     Mexican GOM. Revenues generated by our intermediate semisubmersible rigs operating in the Mexican GOM decreased $11.8 million during the first six months of 2007 compared to the same period of 2006, primarily due to the relocation of the Ocean Whittington ($11.3 million) to the GOM in July 2006. Our operating costs in the Mexican GOM decreased by $3.6 million in the first six months of 2007 compared to the same period in 2006, primarily due to the absence of operating costs for the Ocean Whittington, partially offset by higher maintenance and labor, benefits and other personnel-related costs.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenue of $104.8 million during the first half of 2007 compared to revenue of $92.4 million for the comparable period of 2006. The $12.4 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $127,000 in the first half of 2006 to $147,200 during the first six months of 2007, which generated additional revenue of $14.6 million.

     Average utilization in this region decreased to 94% during the first six months of 2007 from nearly 100% utilization during the comparable period of 2006, primarily due to 40 days of additional unpaid downtime for the Ocean General for a survey and various equipment repairs. The decline in utilization during 2007 reduced revenue by $3.6 million. During the six months ended June 30, 2007, we recognized $2.0 million in deferred mobilization revenue in connection with the relocation of the Ocean Epoch and the Ocean General to other areas within the Australia/Asia region.
     Contract drilling expense for the Australia/Asia/Middle East region increased $8.7 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase in costs is primarily due to higher local labor costs for the Ocean Epoch, which worked offshore Australia during the first half of 2007 compared to the same period in 2006 when the rig worked offshore Malaysia. Other cost increases for our rigs operating in this region during the first six months of 2007, as compared to the same period in 2006, include higher repair and maintenance costs (primarily for the Ocean Epoch and Ocean General), higher personnel-related costs, including catering and travel, and higher freight costs, partially offset by lower agency fee costs incurred by the Ocean Epoch during its operations offshore Malaysia during the six months ended June 30, 2006.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean regions increased $85.1 million in the first six months of 2007 compared to the same period in 2006. During the fourth quarter of 2006, we relocated the Ocean Lexington from the GOM to the Mediterranean Basin for a contract offshore Egypt. During the first six months of 2007, the Ocean Lexington generated revenue of $50.8 million in the region.
     An increase in average dayrates for our other rigs in these markets contributed an additional $36.7 million in revenue during the first half of 2007, as compared to the same period in 2006. Average operating revenue per day, excluding the Ocean Lexington, increased from $137,900 during the six months ended June 30, 2006 to $190,100 for the first six months of 2007, primarily due to higher dayrates earned by the Ocean Nomad, Ocean Guardian and Ocean Vanguard beginning in the second quarter of 2006.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $18.9 million during the first six months of 2007 compared to the same period in 2006, primarily due to the inclusion of normal operating costs for the Ocean Lexington ($12.6 million). The increase in operating expenses also reflects higher labor and benefits costs incurred during the first half of 2007 for our rigs operating in the North Sea and higher shorebase support costs.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenue of $41.3 million in the first six months of 2007 compared to revenue of $39.0 million in the comparable period of 2006. Average operating revenue per day for the six months ended June 30, 2007 was $121,500 compared to $112,200 for the comparable period of 2006, resulting in a $3.3 million increase in revenue between the periods. Average utilization decreased slightly during the first six months of 2007 compared to the prior year period and resulted in a $1.1 million decrease in revenue.
     Operating expenses for our operations offshore Brazil increased $6.7 million in the first six months of 2007, as compared to the same period in 2006, partially due to the inclusion of start-up costs for the Ocean Whittington which relocated from the GOM late in the second quarter of 2007 ($2.9 million). Other cost increases in the first half of 2007, as compared to the comparable period of 2006, include increased labor costs, other personnel-related costs, shorebase support and freight costs, as well as higher repair and maintenance costs.

Jack-Ups.

	Six Months Ended
	June 30,		Favorable/
	2007	2006	(Unfavorable)

	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$139,027	$159,850	$(20,823)
Mexican GOM	30,559	—	30,559
Australia/Asia/Middle East	40,587	30,650	9,937
Europe/Africa/Mediterranean	35,300	15,824	19,476

Total Contract Drilling Revenue	$245,473	$206,324	$39,149

CONTRACT DRILLING EXPENSE
GOM	$53,382	$54,555	$(1,173)
Mexican GOM	7,465	—	7,465
Australia/Asia/Middle East	14,237	11,756	2,481
Europe/Africa/Mediterranean	8,593	5,769	2,824

Total Contract Drilling Expense	$83,677	$72,080	$11,597

OPERATING INCOME	$161,796	$134,244	$27,552

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $20.8 million during the first six months of 2007 compared to the same period in 2006. The decline in revenue is primarily the result of the relocation of the Ocean Spur and Ocean Nugget from the GOM to the Europe/Africa/Mediterranean and Mexico regions, respectively, and lower average utilization for the fleet remaining in the GOM. Average utilization for our nine jack-up rigs operating in the GOM during the first half of 2007 decreased from 97% during the first six months of 2006 to 87% in the comparable period of 2007. The decline in utilization, which was attributable to planned downtime for surveys and the ready-stacking of certain rigs between wells, reduced revenue by $14.9 million. During the first six months of 2006, the Ocean Spur and Ocean Nugget generated combined revenue of $14.8 million while operating in the GOM.
     Excluding the Ocean Spur and Ocean Nugget, average operating revenue per day increased to $98,400 during the first six months of 2007 from $92,100 during the comparable period of 2006. The increase in average operating revenue per day resulted in the generation of $8.9 million in additional revenue during the first half of 2007.
     Contract drilling expense in the GOM declined $1.2 million during the first half of 2007 compared to the comparable period of 2006. The absence of operating costs in the GOM for the Ocean Spur and Ocean Nugget during 2007 reduced operating expenses by $8.9 million, which was partially offset by higher mobilization costs for the Ocean King and Ocean Spartan, higher maintenance and project costs, higher labor and benefits costs as a result of March 2006 pay increases and higher catering costs.
     Mexican GOM. The Ocean Nugget, which began operating in the Mexican GOM in the fourth quarter of 2006, generated $30.6 million in revenue during the first six months of 2007 and incurred contract drilling expenses of $7.5 million. We had no jack-up rigs operating in this market during the comparable period of 2006.
     Australia/Asia/Middle East. Revenues generated by our two jack-up rigs operating in the Australia/Asia/Middle East regions were $40.6 million for the first six months of 2007 compared to $30.6 million for the same period in 2006. The $10.0 million increase in revenue was primarily due to an increase in average operating dayrates earned by our rigs in this region from $83,900 during the first half of 2006 to $114,900 for the comparable period of 2007, primarily due to new contracts at higher dayrates for the Ocean Heritage and the Ocean Sovereign that began late in the second and third quarters of 2006, respectively.
     Contract drilling expenses increased $2.5 million to $14.2 million for the first half of 2007 compared to the same period in 2006. Higher labor and benefits expenses, travel costs and routine maintenance, repair and project costs in 2007, as compared to the first six months of 2006, contributed to the increase in operating expenses between the periods.

     Europe/Africa/Mediterranean. Our jack-up rig, the Ocean Spur, began operating in this region during March 2006 and generated revenues of $15.8 million during the first six months of 2006. The Ocean Spur generated revenue of $28.6 million operating offshore Tunisia during the first six months of 2007, including the recognition of a lump-sum demobilization fee of $6.6 million upon completion of its contract offshore Tunisia. The rig subsequently mobilized to the Mediterranean Basin and began operating offshore Egypt in late May 2007. During the first six months of 2007, the Ocean Spur generated revenue of $6.7 million operating offshore Egypt.
     Operating expenses for the Ocean Spur increased $2.8 million in the first half of 2007 compared to the same period in 2006, primarily due to the inclusion of a full six months of operating expenses in 2007 compared to only four and one-half months of expenses during the first half of 2006.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $4.6 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $14.9 million to $114.0 million in the first half of 2007 compared to $99.1 million in the first half of 2006 primarily due to depreciation associated with capital additions in 2006 and the first half of 2007, as well as higher depreciation expense for the Ocean Endeavor due to the completion of its upgrade to ultra-deepwater capabilities in March 2007.
General and Administrative Expense.
     We incurred general and administrative expense of $24.1 million in the first half of 2007 compared to $19.8 million for the same period in 2006. The $4.3 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases, legal fees and engineering consulting fees.
Gain (Loss) on Disposition of Assets.
     We recognized a net gain of $5.1 million on the sale and disposition of assets, net of disposal costs, during the first half of 2007 compared to a net loss of $2.5 million during the same period of 2006. The gain recognized in 2007 primarily relates to the recognition of gains on insurance settlements. The loss recognized in 2006 is primarily the result of costs associated with the removal of production equipment from the Ocean Monarch, which was subsequently sold to a third party.
Interest Expense.
     We recorded interest expense for the first half of 2007 of $14.6 million, representing a $2.0 million increase in interest cost compared to the same period in 2006. This increase was primarily attributable to $8.9 million in debt issuance costs that we wrote off in the first six months of 2007 in connection with conversions of our 1.5% Debentures, and Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, into shares of our common stock. This increase was partially offset by lower interest cost associated with our 1.5% Debentures and a greater amount of interest capitalized in the first half of 2007 related to our qualifying rig upgrades and construction projects. The increase in capitalized interest costs for the first six months of 2007 compared to the same period in 2006 is attributable to an increase in capitalized project costs following June 30, 2006. See “— Liquidity and Capital Requirements — Debt Conversions.”
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net, of $0.4 million in the first half of 2007 and other income, net, of $3.8 million in the first half of 2006.

     During the six months ended June 30, 2007 and 2006, we recognized net foreign currency exchange gains of $0.3 million and $4.1 million, respectively.
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
     We recognized income tax expense of $186.6 million on pre-tax income of $662.7 million during the six months ended June 30, 2007 compared to income tax expense of $127.8 million on pre-tax income of $448.9 million for the six months ended June 30, 2006. Our estimated annual effective tax rate was 28.2% as of June 30, 2007 and 28.5% as of June 30, 2006.
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
     During the six months ended June 30, 2007, the holders of certain of our debentures elected to convert them into shares of our common stock. See “— Liquidity and Capital Requirements — Debt Conversions” and Note 7 “Long-Term Debt” to our consolidated financial statements included in Item 1 of Part I of this report. As a result of conversions of our 1.5% Debentures, we reversed a non-current deferred tax liability of $52.2 million which was accounted for as an increase to “Additional paid-in capital.” The reversal related to interest expense imputed on these debentures for U.S. federal income tax return purposes.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We also may make use of our $285 million credit facility for cash liquidity. See “ — $285 Million Revolving Credit Facility.” At June 30, 2007, we had $616.7 million in “Cash and cash equivalents” and $1.6 million in “Marketable securities,” representing our investment of cash available for current operations.
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
     $285 Million Revolving Credit Facility. In November 2006, we entered into a $285 million syndicated, five-year senior unsecured revolving credit facility, or Credit Facility, for general corporate purposes, including loans and performance or standby letters of credit.

     Loans under the Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. Based on our current credit ratings at June 30, 2007, the applicable margin on LIBOR loans would have been 0.24%. See “ — Liquidity and Capital Requirements — Credit Ratings.”
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
     As of June 30, 2007 and December 31, 2006, there were no loans outstanding under the Credit Facility; however, $67.9 million in letters of credit were issued under the Credit Facility during the second quarter of 2007.
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
     During the first six months of 2007, the holders of $450.4 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted value through the date of conversion, or $2.4 million in aggregate principal amount at maturity, of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 9,208,832 shares of our common stock pursuant to these conversions during the first six months of 2007. As of June 30, 2007, approximately $9.5 million principal amount of our 1.5% Debentures and $3.9 million aggregate accreted value, or $6.0 million in aggregate principal amount at maturity, of our Zero Coupon Debentures remained outstanding. The cash requirements for the interest payable to holders of our 1.5% Debentures will decrease due to the reduction in the outstanding principal amount.

Purchase Obligations Related to Rig Construction/Modifications.
     Purchase Obligations. As of June 30, 2007, we had purchase obligations aggregating approximately $365 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $187 million and $177 million for the remainder of 2007 and in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at June 30, 2007, except for those related to our direct rig operations, which arise during the normal course of business.
Letters of Credit.
     We are contingently liable as of June 30, 2007 in the aggregate amount of $188.0 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $67.9 million in letters of credit issued under our Credit Facility. Agreements relating to approximately $107.3 million of performance bonds can require collateral at any time. As of June 30, 2007, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default
Credit Ratings.
     On June 11, 2007, Moody’s Investors Services upgraded our credit rating to Baa1 from Baa2. Our current credit rating remains A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher interest rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     Through June 30, 2007, we have spent an aggregate of $327.7 million in connection with the major upgrades of the Ocean Endeavor and Ocean Monarch. We estimate that we will spend approximately an additional $121 million on these two projects during the remainder of 2007. Modifications to the Ocean Monarch commenced during the summer of 2006, and we expect completion of the project in late 2008. The Ocean Endeavor arrived in the GOM late in the second quarter of 2007 and commenced drilling operations in early July 2007 under a four-year contract.
     Our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, are currently under construction in Brownsville, Texas and in Singapore, respectively. We expect the aggregate capitalized cost for the construction of these new units, including drill pipe and capitalized interest, to be approximately $320 million, of which we have spent $180.9 million through June 30, 2007. We expect to spend an additional approximately $67 million during the remaining half of 2007 on these two construction projects. We expect delivery of both units late in the first quarter of 2008.
     During the first six months of 2007, we spent approximately $140 million on our continuing rig capital maintenance program (other than major upgrades, modifications pursuant to drilling contracts and new construction) and to meet other corporate capital expenditure requirements. We expect to spend approximately an additional $205 million during the remainder of 2007 associated with our ongoing rig equipment replacement and enhancement programs. We expect to finance our 2007 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility for cash liquidity.
Contract Modifications.
     In addition to anticipated capital spending for rig upgrades, new construction and in connection with our rig capital maintenance program, we have committed to spend approximately $136 million towards the modification of six of our intermediate semisubmersible rigs in connection with their upcoming contracts in Brazil and Mexico, of which we have spent $0.2 million through June 30, 2007. These modifications are required to meet contract specifications for each of the drilling rigs. We expect to spend approximately $60 million and $76 million on these contract modification projects during the remainder of 2007 and during 2008, respectively.

Off-Balance Sheet Arrangements.
     At June 30, 2007 and December 31, 2006, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarters ended June 30, 2007 and 2006.
Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2007	2006	Change

	(In thousands)
Net income	$476,077	$321,042	$155,035
Net changes in operating assets and liabilities	(2,052)	(184,046)	181,994
Loss on sale of marketable securities	8	202	(194)
Depreciation and other non-cash items, net	109,910	109,449	461

	$583,943	$246,647	$337,296

     Our cash flows from operations in the first six months of 2007 increased $337.3 million or 137% over cash generated by our operating activities in the first six months of 2006. The increase in cash flows from operations in the first six months of 2007 is primarily the result of higher average dayrates earned by our offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services. This favorable trend on cash flows was augmented by a decrease in cash required to satisfy our working capital requirements, primarily due to a decrease in our trade accounts receivable, as a result of payments received from our customers. We also received $49.6 million in insurance proceeds during the first half of 2007 related to the settlement of certain claims arising from the 2005 hurricanes (total insurance proceeds of $54.5 million were received of which $4.9 million is included in net cash used in investing activities). Trade and other receivables generated cash of $61.6 million during the first six months of 2007 as the billing cycle was completed compared to a $105.2 million usage of cash during the comparable period of 2006. During the six months ended June 30, 2007, we made estimated U.S. federal income tax payments of $126.7 million and remitted foreign income taxes, net of refunds, of $24.4 million.
Net Cash Used in Investing Activities.

	Six Months Ended June 30,
	2007	2006	Change

	(In thousands)
Purchase of marketable securities	$(842,597)	$(936,630)	$94,033
Proceeds from sale of marketable securities	1,146,719	941,789	204,930
Capital expenditures	(230,321)	(228,725)	(1,596)
Proceeds from sale/involuntary conversion of assets, net of disposal costs	7,677	(1,260)	8,937
Proceeds from settlement of forward contracts	3,457	2,003	1,454

	$84,935	$(222,823)	$307,758

     Our investing activities generated a net $84.9 million during the first six months of 2007 compared to using $222.8 million during the comparable period of 2006. During the first six months of 2007, we sold marketable securities, net of sales, of $304.1 million compared to net sales of $5.2 million during the six months ended June 30, 2006. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first six months of 2007, we spent approximately $90.2 million related to the major upgrades of the Ocean Endeavor and Ocean Monarch and construction of our two new jack-up drilling rigs in addition to $140.1 million related to our ongoing capital maintenance program and rig modifications to meet contractual requirements. During the first six months of 2006, we spent $151.2 million in connection with long-term construction projects (primarily towards the upgrade of the Ocean Endeavor) and an additional $77.5 million on projects associated with our ongoing capital maintenance program. See “— Liquidity and Capital Requirements — Capital Expenditures.”

     As of June 30, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $82.2 million, that require us to purchase the equivalent of $25.7 million in Australian dollars, $17.9 million in Brazilian reais, $24.6 million in British pounds sterling, $5.2 million in Mexican pesos, $8.5 million in Norwegian kroner and to exchange Norwegian kroner for the equivalent of $0.3 million at various times through January 2008. We expect to settle an aggregate of $80.8 million in 2007 and the remaining $1.4 million in 2008.
Net Cash Used in Financing Activities.

	Six Months Ended June 30,
	2007	2006	Change

	(In thousands)
Payment of quarterly and special dividends	$(587,980)	$(225,861)	$(362,119)
Proceeds from stock options exercised	7,657	2,388	5,269
Other	3,484	975	2,509

	$(576,839)	$(222,498)	$(354,341)

     During the first six months of 2007, we paid cash dividends totaling $588.0 million (consisting of quarterly cash dividends aggregating $34.6 million, or $0.125 per share of our common stock per quarter, and a special cash dividend of $4.00 per share of our common stock, totaling $553.4 million). Our Board of Directors may, in subsequent years, consider paying additional special dividends, in amounts to be determined, if it believes that our financial position, earnings outlook, capital spending plans and other relevant factors warrant such action at that time. During the first six months of 2006, we paid cash dividends totaling $225.9 million (consisting of quarterly cash dividends aggregating $32.3 million, or $0.125 per share of our common stock per quarter, and a special cash dividend of $1.50 per share of our common stock, totaling $193.6 million).
     On July 23, 2007, we declared a quarterly cash dividend of $0.125 per share of our common stock, payable on September 4, 2007 to stockholders of record on August 3, 2007. Any future determination as to payment of quarterly dividends will be made at the discretion of our Board of Directors.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the six months ended June 30, 2007 and 2006, we did not repurchase any shares of our outstanding common stock.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Generally accepted accounting principles in the U.S., or GAAP, have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of applying SFAS 159 on our financial statements; however, we do not expect the adoption of SFAS 159 to have a material impact on our consolidated results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a separate framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 does not require any new fair value measurements; however, its adoption may result in changes to current practice. Changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, rather than an entity-specific measurement. It also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including interim periods. We have completed our evaluation of the impact of applying SFAS 157 on our financial statements and have determined that the adoption of SFAS 157 will not have a material impact on our consolidated results of operations, financial position or cash flows.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “— Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Sources of Liquidity and Capital Resources” and “— Liquidity and Capital Requirements”);

•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements— Credit Ratings,” “ — Other” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “—Overview—Industry Conditions” and “— Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “—Overview— Industry Conditions”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows (see “ — Overview — Contract Drilling Backlog”);

•	future quarterly or special dividends (see “ — Historical Cash Flows”);

•	financing plans;

•	tax planning;

•	budgets for capital and other expenditures (see “— Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “— Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig construction and upgrade projects (see “—Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview— Industry Conditions”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “— Overview—General”) .
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2007 and December 31, 2006 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2007 and December 31, 2006, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, five-year senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of June 30, 2007 and December 31, 2006, there were no loans outstanding under the Credit Facility (however, $67.9 million in letters of credit were issued under the Credit Facility in the second quarter of 2007).
     Our long-term debt, as of June 30, 2007 and December 31, 2006, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $37.2 million and $270.8 million as of June 30, 2007 and December 31, 2006, respectively. A 100 basis point decrease would result in an increase in market value of $5.2 million and $33.0 million as of June 30, 2007 and December 31, 2006, respectively.

Foreign Exchange Risk
     Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We entered into various forward exchange contracts during 2006 and in the first six months of 2007 requiring us to purchase predetermined amounts of foreign currencies at predetermined rates. As of June 30, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $82.2 million, that require us to purchase the equivalent of $25.7 million in Australian dollars, $17.9 million in Brazilian reais, $24.6 million in British pounds sterling, $5.2 million in Mexican pesos, $8.5 million in Norwegian kroner and to exchange Norwegian kroner for the equivalent of $0.3 million at various times through January 2008.
     These forward exchange contracts were included in “Prepaid expenses and other” in our Consolidated Balance Sheets at June 30, 2007 at fair value in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2007 and December 31, 2006.
     The following table presents our market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	June 30,		December 31,		June 30,		December 31,
Category of risk exposure:	2007		2006		2007		2006
	(In thousands)
Interest rate:

Marketable securities	$1,569	(a)	$301,159	(a)	$100	(c)	$400	(c)

Long-term debt	(496,331	) (b)	(1,231,689	) (b)	—		—
Foreign Exchange:
Forward exchange contracts	2,000	(d)	2,600	(d)	19,500	(d)	7,400	(d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on June 30, 2007 and December 31, 2006.

(b)	The fair values of our 4.875% Senior Notes Due July 1, 2015, 5.15% Senior Notes Due September 1, 2014, 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on June 30, 2007 and December 31, 2006.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2007 and December 31, 2006.

(d)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at June 30, 2007 and December 31, 2006.

ITEM 4.	Controls and Procedures.
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.
     There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders, or Annual Meeting, on May 15, 2007 in New York, New York. At the Annual Meeting, the holders of 128,882,486 shares of common stock out of 138,347,336 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:
a.	To elect nine directors to serve until the 2008 annual meeting of stockholders.

	Number of Shares
	For	Withheld

James S. Tisch	109,244,008	19,638,478
Lawrence R. Dickerson	109,293,152	19,589,334
Alan R. Batkin	120,349,770	8,532,716
John R. Bolton	120,334,540	8,547,946
Charles L. Fabrikant	103,861,550	25,020,936
Paul G. Gaffney, II	120,353,864	8,528,622
Herbert C. Hofmann	109,284,989	19,597,497
Arthur L. Rebell	109,285,123	19,597,363
Raymond S. Troubh	120,140,854	8,741,632
b.	To approve our amended and restated Incentive Compensation Plan for Executive Officers..

For	127,168,043
Against	1,080,275
Abstain	634,168
Broker Non-Vote	0
c.	To ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal year 2007.

For	128,568,873
Against	212,928
Abstain	100,685
Broker Non-Vote	0

ITEM 6.	Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date July 31, 2007	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date July 31, 2007		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1
Diamond Offshore Drilling, Inc. Incentive Compensation Plan for Executive Officers (as amended and restated effective January 1, 2007) (incorporated by reference to Exhibit A attached to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.