Form 10-Q
period 2007-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2007-10-30
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     As of October 25, 2007   Common stock, $0.01 par value per share      138,820,382 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$304,627	$524,698
Marketable securities	375,394	301,159
Accounts receivable	545,249	567,474
Rig spare parts and supplies	51,215	48,801
Prepaid expenses and other	77,119	39,415

Total current assets	1,353,604	1,481,547
Drilling and other property and equipment, net of accumulated depreciation	2,864,997	2,628,453
Other assets	26,261	22,839

Total assets	$4,244,862	$4,132,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,420	$—
Accounts payable	115,441	122,000
Accrued liabilities	168,115	184,978
Taxes payable	40,037	26,531

Total current liabilities	333,013	333,509

Long-term debt	503,011	964,310
Deferred tax liability	409,136	448,227
Other liabilities	103,623	67,285

Total liabilities	1,348,783	1,813,331

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,631,625 shares issued and 138,714,825 shares outstanding at September 30, 2007; 134,133,776 shares issued and 129,216,976 shares outstanding at December 31, 2006)	1,436	1,341
Additional paid-in capital	1,823,946	1,299,846
Retained earnings	1,185,013	1,137,151
Accumulated other comprehensive gain (loss)	97	(4,417)
Treasury stock, at cost (4,916,800 shares at September 30, 2007 and December 31, 2006)	(114,413)	(114,413)

Total stockholders’ equity	2,896,079	2,319,508

Total liabilities and stockholders’ equity	$4,244,862	$4,132,839

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Contract drilling	$628,246	$498,453	$1,854,085	$1,431,496
Revenues related to reimbursable expenses	15,716	16,003	46,936	42,878

Total revenues	643,962	514,456	1,901,021	1,474,374

Operating expenses:
Contract drilling	282,100	224,883	719,833	599,271
Reimbursable expenses	13,584	13,982	40,226	37,083
Depreciation	57,565	49,757	171,605	148,858
General and administrative	13,105	9,959	37,245	29,786
(Gain) loss on disposition of assets	(363)	(272)	(5,418)	2,191

Total operating expenses	365,991	298,309	963,491	817,189

Operating income	277,971	216,147	937,530	657,185

Other income (expense):
Interest income	8,735	10,037	26,127	26,843
Interest expense	(2,334)	(6,128)	(16,959)	(18,678)
Gain (loss) on sale of marketable securities, net	1,763	149	1,755	(53)
Other, net	2,112	2,842	2,517	6,608

Income before income tax expense	288,247	223,047	950,970	671,905

Income tax expense	(82,724)	(58,597)	(269,370)	(186,413)

Net income	$205,523	$164,450	$681,600	$485,492

Income per share:
Basic	$1.48	$1.27	$4.96	$3.76

Diluted	$1.48	$1.19	$4.93	$3.52

Weighted-average shares outstanding:
Shares of common stock	138,683	129,172	137,484	129,110
Dilutive potential shares of common stock	307	9,617	1,432	9,664

Total weighted-average shares outstanding	138,990	138,789	138,916	138,774

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except number of shares and per share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gain (Loss)	Shares	Amount	Equity

January 1, 2007, before adoption of FIN 48	134,133,776	$1,341	$1,299,846	$1,137,151	$(4,417)	4,916,800	$(114,413)	$2,319,508
Cumulative effect of adopting FIN 48	—	—	—	(28,422)	—	—	—	(28,422)

January 1, 2007	134,133,776	1,341	1,299,846	1,108,729	(4,417)	4,916,800	(114,413)	2,291,086
Net income	—	—	—	681,600	—	—	—	681,600
Dividends to stockholders ($4.375 per share)	—	—	—	(605,316)	—	—	—	(605,316)
Conversion of long-term debt	9,210,809	92	453,799	—	—	—	—	453,891
Reversal of deferred tax liability related to imputed interest on converted debentures	—	—	52,104	—	—	—	—	52,104
Stock options exercised	287,040	3	9,470	—	—	—	—	9,473
Stock-based compensation, net	—	—	8,727	—	—	—	—	8,727
Gain on investments, net	—	—	—	—	(12)	—	—	(12)
Pension plan termination	—	—	—	—	4,526	—	—	4,526

September 30, 2007	143,631,625	$1,436	$1,823,946	$1,185,013	$97	4,916,800	$(114,413)	$2,896,079

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$681,600	$485,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,605	148,858
(Gain) loss on disposition of assets	(5,418)	2,191
(Gain) loss on sale of marketable securities, net	(1,755)	53
Deferred tax provision	10,583	17,017
Accretion of discounts on marketable securities	(9,233)	(8,999)
Amortization/write-off of debt issuance costs	9,231	648
Amortization of debt discounts	178	309
Stock-based compensation expense	3,266	2,281
Excess tax benefits from stock-based payment arrangements	(4,280)	(1,156)
Deferred income, net	11,897	1,590
Deferred expenses, net	(20,229)	6,610
Other items, net	3,977	(1,143)
Changes in operating assets and liabilities:
Accounts receivable	24,905	(91,135)
Rig spare parts and supplies and other current assets	(33,939)	(12,854)
Accounts payable and accrued liabilities	8,328	29,724
Taxes payable	22,777	(43,348)

Net cash provided by operating activities	873,493	536,138

Investing activities:
Capital expenditures	(451,331)	(367,718)
Proceeds from disposition of assets, net of disposal costs	7,658	(349)
Proceeds from sale and maturities of marketable securities	2,314,111	1,638,092
Purchases of marketable securities	(2,377,377)	(1,727,185)
Proceeds from settlement of forward contracts	4,889	4,517

Net cash used by investing activities	(502,050)	(452,643)

Financing activities:
Payment of quarterly and special dividends	(605,316)	(242,006)
Proceeds from stock options exercised	9,522	2,944
Excess tax benefits from stock-based payment arrangements	4,280	1,156

Net cash used by financing activities	(591,514)	(237,906)

Net change in cash and cash equivalents	(220,071)	(154,411)
Cash and cash equivalents, beginning of period	524,698	842,590

Cash and cash equivalents, end of period	$304,627	$688,179

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
     As of October 25, 2007, Loews Corporation, or Loews, owned 50.5% of the outstanding shares of our common stock.
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
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $25.2 million and $29.1 million for the nine months ended September 30, 2007 and 2006, respectively.
     We paid $224.0 million and $199.4 million in U.S. income taxes during the nine months ended September 30, 2007 and 2006, respectively. We received refunds of $11.4 million in U.S. income taxes during the nine months ended September 30, 2006. We paid $27.5 million and $5.2 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2007 and 2006, respectively.
     We recorded income tax benefits of $5.5 million and $1.6 million related to employee stock plan exercises during the first nine months of 2007 and 2006, respectively.

     During the nine months ended September 30, 2007 and 2006, the holders of $450.5 million and $20,000, respectively, in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock.
     During the nine months ended September 30, 2007 and 2006, the holders of $1.5 million and $12.1 million accreted, or carrying, value through the date of conversion, respectively, of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, elected to convert their outstanding debentures into shares of our common stock. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during the nine months ended September 30, 2007 and 2006 was $2.4 million and $19.9 million, respectively.. See Note 7.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. In April 2005 and July 2006, we began capitalizing interest on expenditures related to the upgrades of the Ocean Endeavor and the Ocean Monarch, respectively, for ultra-deepwater service. We ceased capitalizing interest related to the Ocean Endeavor upon completion of the upgrade in March 2007. In December 2005 and January 2006, we began capitalizing interest on expenditures related to the construction of our two jack-up rigs, the Ocean Scepter and Ocean Shield, respectively.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Total interest cost including amortization of debt issuance costs	$6,943	$8,895	$30,083	$25,577
Capitalized interest	(4,609)	(2,767)	(13,124)	(6,899)

Total interest expense as reported	$2,334	$6,128	$16,959	$18,678

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Prepaid expenses and other” and “Other assets,” depending on the maturity of the associated debt, and are amortized over the respective terms of the related debt. Interest expense for the nine months ended September 30, 2007 includes $8.9 million in debt issuance costs that we wrote-off in connection with the conversions of our 1.5% Debentures and Zero Coupon Debentures into shares of our common stock during the nine months ended September 30, 2007. See “ – Supplementary Cash Flow Information” and Note 7.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the nine months ended September 30, 2007 or 2006.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Net income	$205,523	$164,450	$681,600	$485,492
Other comprehensive gains (losses), net of tax:
Pension adjustment upon plan termination	—	—	4,526	—
Unrealized holding gain on investments	94	80	179	118
Reclassification adjustment for gain included in net income	—	—	(191)	(62)

Comprehensive income	$205,617	$164,530	$686,114	$485,548

     The tax related to the change in unrealized holding gains on investments was approximately $50,000 and $43,000 for the quarters ended September 30, 2007 and 2006, respectively.
     The tax related to the pension adjustment upon plan termination for the nine months ended September 30, 2007 was $2.4 million. The tax related to the change in unrealized holding gain on investments was approximately $96,000 and $64,000 for the nine months ended September 30, 2007 and 2006, respectively. The tax effect on the reclassification adjustment for net gains included in net income was approximately $103,000 and $33,000 for the nine months ended September 30, 2007 and 2006, respectively.
Currency Translation
     Our functional currency is the U.S. dollar. Currency translation adjustments and transaction gains and losses, including gains and losses from the settlement of foreign currency forward exchange contracts, are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2007, we recognized net foreign currency exchange gains of $2.1 million and $2.4 million, respectively. For the three and nine months ended September 30, 2006, we recognized net foreign currency exchange gains of $3.1 million and $7.2 million, respectively. See Note 4.
Revenue Recognition
     Revenue from our dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive fees (either lump-sum or dayrate) for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight-line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the initial term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.
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

Stock-Based Compensation
     Our Second Amended and Restated 2000 Stock Option Plan, as amended, or Stock Plan, provides for the issuance of either incentive stock options or non-qualified stock options to our employees, consultants and non-employee directors. Our Stock Plan also authorizes the award of stock appreciation rights, or SARs, in tandem with stock options or separately. Effective January 1, 2006, we adopted the Financial Accounting Standards Board, or FASB, revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123 (R), which requires that compensation cost related to share-based payment transactions be recognized in our financial statements. As a result of adopting SFAS 123 (R), “Operating income” and “Income before income tax” for the three and nine months ended September 30, 2007 were reduced by $1.3 million and $3.3 million, respectively. Reductions in “Operating income” and “Income before income tax,” as a consequence of the adoption of SFAS 123 (R), for the three and nine months ended September 30, 2006 were $0.8 million and $2.3 million, respectively.
     During the three months ended September 30, 2007, we began using the Black Scholes model to value SARs that were granted during the period. We had previously used the Binomial Option pricing model to value stock options and SARs. The change in valuation technique was necessitated by our decision to change our stock option administrator. There was no material impact to our consolidated results of operations, financial position or cash flows as a result of the change in valuation techniques.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have completed our evaluation of the impact of applying SFAS 159 on our financial statements and have determined that the adoption of SFAS 159 will not have a material impact on our consolidated results of operations, financial position or cash flows.
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
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net income – basic (numerator):	$205,523	$164,450	$681,600	$485,492
Effect of dilutive potential shares
1.5% Debentures	8	778	3,388	2,532
Zero Coupon Debentures	6	27	45	203

Net income including conversions – diluted (numerator)	$205,537	$165,255	$685,033	$488,227

Weighted average shares – basic (denominator):	138,683	129,172	137,484	129,110
Effect of dilutive potential shares
1.5% Debentures	194	9,383	1,320	9,383
Zero Coupon Debentures	52	94	55	128
Stock options and SARs	61	140	57	153

Weighted average shares including conversions – diluted (denominator)	138,990	138,789	138,916	138,774

Earnings per share:
Basic	$1.48	$1.27	$4.96	$3.76

Diluted	$1.48	$1.19	$4.93	$3.52

     Our computations of diluted earnings per share, or EPS, for the three months ended September 30, 2007 exclude 172,494 SARs. Our computations of diluted EPS for the nine months ended September 30, 2007 exclude stock options representing 30,666 shares of common stock and 171,878 SARs. The inclusion of such potentially dilutive shares in the computations of diluted EPS would have been antidilutive for the periods presented.
     Our computations of diluted EPS for the three months ended September 30, 2006 exclude stock options representing 79,708 shares of common stock and 78,750 SARs. Our computations of diluted EPS for the nine months ended September 30, 2006 exclude stock options representing 67,606 shares of common stock and 35,769 SARs. The inclusion of such potentially dilutive shares in the computations of diluted EPS would have been antidilutive for the periods presented.

3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2007
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$373,819	$139	$373,958
Mortgage-backed securities	1,426	10	1,436

Total	$375,245	$149	$375,394

	December 31, 2006
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government agencies:
Due within one year	$299,252	$170	$299,422
Mortgage-backed securities	1,740	(3)	1,737

Total	$300,992	$167	$301,159

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Proceeds from sales	$992,392	$296,303	$1,689,111	$888,092
Proceeds from maturities	175,000	400,000	625,000	750,000
Gross realized gains	1,768	157	1,810	162
Gross realized losses	(5)	(8)	(55)	(215)
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
     During the three and nine months ended September 30, 2007, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $1.4 million and $4.9 million, respectively. We realized net gains totaling $2.5 million and $4.5 million during the three and nine months ended September 30, 2006, respectively, upon settlement of foreign currency forward exchange contracts during the periods. As of September 30, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $36.6 million, that require us to purchase the equivalent of $11.0 million in Australian dollars, $8.7 million in Brazilian reais, $5.0 million in British pounds sterling, $6.3 million in Mexican pesos and $5.6 million in Norwegian kroner at various times through January 2008.

     These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. The forward contracts that we entered into in 2005 through 2007 did not qualify for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $0.6 million and $2.6 million in our Consolidated Statements of Operations for the three and nine months ended September 30, 2007, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We recorded net pre-tax unrealized gains of $1.0 million and $3.6 million for the three and nine months ended September 30, 2006, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value at September 30, 2006. We have presented the $2.6 million fair value of these foreign currency forward exchange contracts at both September 30, 2007 and December 31, 2006 as “Prepaid expenses and other” in our Consolidated Balance Sheets.
Contingent Interest
     Our 1.5% Debentures, of which $9.4 million aggregate principal amount were outstanding as of September 30, 2007, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2006 or at September 30, 2007.
5. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Drilling rigs and equipment	$4,379,526	$3,896,585
Construction work-in-progress	381,098	459,824
Land and buildings	18,936	17,353
Office equipment and other	29,483	27,132

Cost	4,809,043	4,400,894
Less: accumulated depreciation	(1,944,046)	(1,772,441)

Drilling and other property and equipment, net	$2,864,997	$2,628,453

     Construction work-in-progress at September 30, 2007 consisted of $139.5 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $241.6 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. We anticipate delivery of the Ocean Shield and Ocean Scepter late in the first quarter of 2008 and during the second quarter of 2008, respectively. We expect the upgrade of the Ocean Monarch to be completed in late 2008.
     The Ocean Endeavor arrived in the U.S. Gulf of Mexico late in the second quarter of 2007 and commenced drilling operations in early July 2007. Consequently, we transferred $249.6 million in construction work-in-progress to drilling rigs and equipment in the second quarter of 2007.

6. Accrued Liabilities
     Accrued liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Payroll and benefits	$55,234	$42,496
Accrued project/upgrade costs	53,713	67,308
Deferred revenue	20,170	13,887
Personal injury and other claims	8,547	9,934
Interest payable	4,204	11,823
Hurricane related expenses and deferred gains	1,380	8,328
Other	24,867	31,202

Total	$168,115	$184,978

7. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Zero Coupon Debentures (due 2020)	$3,897	$5,302
1.5% Debentures (due 2031)	9,420	459,967
5.15% Senior Notes (due 2014)	249,552	249,513
4.875% Senior Notes (due 2015)	249,562	249,528

	512,431	964,310
Less: Current maturities	9,420	—

Total	$503,011	$964,310

     Certain of our long-term debt payments may be accelerated due to certain rights that the holders of our debt securities have to put the securities to us. The holders of our outstanding 1.5% Debentures have the right to require us to purchase all or a portion of their outstanding debentures on April 15, 2008 at a price equal to 100% of the principal amount of the debentures to be repurchased plus accrued and unpaid interest to such date. In addition, the holders of our Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on June 6, 2010 at a price equal to $706.82 per $1,000 principal amount at maturity of the debentures.
     The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2007 are as follows:

(In thousands)

2007	$—
2008	9,420
2009	—
2010	3,897
2011	—
Thereafter	499,114

512,431
Less: Current maturities	9,420

Total	$503,011

     Debt Conversions. During the first nine months of 2007, the holders of $450.5 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 9,210,809 shares of our common stock pursuant to these conversions during the first nine months of 2007. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during the nine months ended September 30, 2007 was $2.4 million.
     At September 30, 2007, there was $6.0 million aggregate principal amount at maturity ($3.9 million accreted, or carrying, value) of our Zero Coupon Debentures outstanding.
     As a result of the conversions of our 1.5% Debentures, we reversed a $52.1 million non-current deferred tax liability during the first nine months of 2007 related to interest expense imputed on these debentures for U.S. federal income tax return purposes. See Note 10.
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
     Litigation. We are a defendant in a lawsuit filed in January 2005 in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that our semisubmersible rig, the Ocean America, damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan in 2004. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys’ fees and costs. We deny any liability for plaintiffs’ alleged loss and do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have given notice of the claim to our insurance underwriters. Our deductible for this type of claim is $2.0 million.
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
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. During the second quarter of 2007, we reviewed our estimated reserve for personnel taxes in Brazil based on current facts and circumstances and adjusted our estimated reserve in accordance with SFAS 5. Accordingly, we recorded a $6.5 million reduction in “Contract drilling” expense in our Consolidated Statements of Operations in the second quarter of 2007 as a result of our change in estimate. At September 30, 2007, our reserves related to our Brazilian operations aggregated $8.4 million, of which $2.0 million and $6.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Reserves related to our Brazilian operations totaled $14.2 million at December 31, 2006, of which $0.5 million was recorded in “Accrued liabilities” and $13.7 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. We engage experts to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At September 30, 2007, our estimated liability for personal injury claims was $36.4 million, of which $8.6 million and $27.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2006, we had recorded loss reserves for personal injury claims aggregating $35.0 million, of which $9.9 million and $25.1 million were recorded in

“Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of September 30, 2007, we had purchase obligations aggregating approximately $243 million related to the major upgrade of the Ocean Monarch and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $50 million and $193 million for the remainder of 2007 and in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at September 30, 2007, except for those related to our direct rig operations, which arise during the normal course of business.
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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
High-Specification Floaters	$258,679	$191,786	$769,087	$545,702
Intermediate Semisubmersibles	255,795	189,521	725,753	562,324
Jack-ups	113,772	117,146	359,245	323,470

Total contract drilling revenues	628,246	498,453	1,854,085	1,431,496
Revenues related to reimbursable expenses	15,716	16,003	46,936	42,878

Total revenues	$643,962	$514,456	$1,901,021	$1,474,374

Geographic Areas
     At September 30, 2007, our drilling rigs were located offshore twelve countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
United States	$315,626	$293,094	$1,004,376	$838,180

Foreign:
Europe/Africa/Mediterranean	126,741	61,206	346,485	176,334
Australia/Asia/Middle East	110,610	92,280	292,352	246,498
South America	61,174	48,869	165,912	151,010
Mexico	29,811	19,007	91,896	62,352

Total revenues	$643,962	$514,456	$1,901,021	$1,474,374

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
     We recognized income tax expense of $82.7 million on pre-tax income of $288.2 million during the three months ended September 30, 2007 compared to income tax expense of $58.6 million on pre-tax income of $223.0 million for the three months ended September 30, 2006. Our estimated annual effective tax rate was 27.9% as of September 30, 2007 and 28.1% as of September 30, 2006. Income tax expense for the three months ended September 30, 2007 also included expense of $4.4 million related to 2006 return to provision adjustments.
     We recognized income tax expense of $269.4 million on pre-tax income of $951.0 million during the nine months ended September 30, 2007 compared to income tax expense of $186.4 million on pre-tax income of $671.9 million for the same period in 2006. Income tax expense for the nine months ended September 30, 2007 also included expense of $4.4 million related to 2006 return to provision adjustments. Income tax expense for the nine months ended September 30, 2006 was reduced by 2005 return to provision adjustments of $2.2 million.
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

	Long term		Net Liability
	Tax	Long term Tax	for Uncertain Tax
	Receivable	Payable	Positions
	(In thousands)
Balance at January 1, 2007	$2,642	$(31,064)	$(28,422)
Additions based on tax positions related to the current year	373	(4,181)	(3,808)

Balance at September 30, 2007	$3,015	$(35,245)	$(32,230)

     At September 30, 2007 all $32.2 million of the net unrecognized tax benefits would affect the effective tax rate if recognized.
     We record interest related to accrued unrecognized tax benefits in interest expense and recognize penalties associated with uncertain tax positions in our tax expense. During the three and nine months ended September 30, 2007, we recognized $0.2 million and $1.1 million of interest expense related to uncertain tax positions, respectively. Penalty related tax expense for uncertain tax positions during the three and nine months ended September 30, 2007 was $0.2 million and $0.4 million, respectively. At September 30, 2007, we had $13.3 million accrued for the payment of interest and penalties in our Consolidated Balance Sheets.
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
     We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2000 to 2006. We are currently under audit in several of these jurisdictions including an audit by the Internal Revenue Service of years 2004 and 2005.
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
     During the nine months ended September 30, 2007, the holders of certain of our debentures elected to convert them into shares of our common stock. (See Note 7.) As a result of the conversions of our 1.5% Debentures, we reversed a non-current deferred tax liability of $52.1 million which was accounted for as an increase to “Additional paid-in capital.” The reversal related to interest expense imputed on these debentures for U.S. federal income tax return purposes.

11. Pension Plan
     The defined benefit pension plan established by Arethusa (Off-Shore) Limited, or Arethusa, effective October 1, 1992 was frozen on April 30, 1996. At that date all participants were deemed fully vested in the plan, which covered substantially all U.S. citizens and U.S. permanent residents who were employed by Arethusa.
     We obtained Pension Benefit Guarantee Corporation approval to terminate the plan in the second quarter of 2007 and have entered into an irrevocable contract with an insurance company to transfer the responsibility for making payments of plan benefits to the insurance company. Thus, we no longer have any liability for benefits to participants under the plan. As a result of terminating the plan, we recorded a one-time settlement expense of approximately $4 million during the nine months ended September 30, 2007 in “Contract drilling” expense in our Consolidated Statements of Operations.
     Components of net periodic benefit costs recorded during the periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Interest cost	$—	$263	$692	$789
Expected return on plan assets	—	(340)	(625)	(1,020)
Amortization of unrecognized loss	—	76	171	228

Net periodic pension expense	$—	$(1)	$238	$(3)

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
     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship. In addition, we have two jack-up drilling units on order at shipyards in Brownsville, Texas (Ocean Scepter) and Singapore (Ocean Shield). We expect delivery of the Ocean Shield and the Ocean Scepter during the first and second quarters of 2008, respectively.
Overview
Industry Conditions
     Worldwide demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs remained strong during the third quarter of 2007. The jack-up market in the U.S. Gulf of Mexico, or GOM, however, continues to experience reduced demand, resulting in downward pricing pressure and some of our rigs being ready-stacked for a period of time between wells. Exclusive of the GOM jack-up market, which accounted for nine percent of our total revenue for the quarter ended September 30, 2007, solid fundamental market conditions remain in place for all classes of our offshore drilling rigs worldwide.
     Gulf of Mexico. The Ocean Worker completed its contract with PEMEX Exploración Y Producción, or PEMEX, during the third quarter of 2007 and returned to the GOM for a five-year survey and preparation for six-month term work in Trinidad that is expected to begin in the fourth quarter of 2007. In addition, the Ocean New Era and the Ocean Voyager underwent five-year surveys and preparation for 2-1/2 year contracts in Mexico ending in early 2010. The Ocean New Era began operating in the Mexican sector of the Gulf of Mexico, or Mexican GOM, in late October 2007, and the Ocean Voyager is expected to commence drilling operations for PEMEX during the fourth quarter of 2007. The terms of the drilling contracts in Mexico with PEMEX expose us to greater risks than we normally assume, such as exposure to increased environmental liability and potential early termination.
     In the GOM, the market for our high-specification semisubmersible equipment remains firm. One of our high-specification rigs is contracted for work in the GOM until the beginning of the second quarter of 2008, while the remaining seven rigs currently located in the GOM have contracts that extend into late 2008 and beyond, including one at a dayrate as high as $500,000 for future work.   In many cases, these contracts also include unpriced option periods that have not yet been exercised or expired.
     The dayrates for our four intermediate semisubmersibles currently located in the GOM have reached as high as $300,000 for a six-month contract beginning in the fourth quarter of 2007; however strong international demand offering significant term length has led us to contract three of these units for future work outside the GOM. As a result, we continue to view the deepwater and intermediate markets in the GOM as under-supplied and believe that the GOM semisubmersible market will remain strong during the remainder of 2007.
     Our jack-up fleet in the GOM continued to experience lower utilization during the third quarter of 2007, compared to the second quarter of 2007, as three of our rigs were ready-stacked for a period of time during the third quarter of 2007, and dayrates declined slightly from those earned during the previous quarter. As of October 25, 2007, four of our eight jack-ups in the GOM were on contract. The international market for jack-ups remains strong, however, and as a result we mobilized the Ocean King to offshore Croatia during the third quarter of 2007 (see “ – Australia/Asia/Middle East/Mediterranean”). In addition, the Ocean Columbia received an approximately 18-month contract with PEMEX in the Mexican GOM for work that is expected to commence in the fourth quarter of 2007. The Ocean Columbia is currently in a shipyard in the GOM undergoing contract preparation activities. We believe that the current market environment for jack-up rigs in the GOM will persist at least through the fourth quarter of 2007.
     Brazil. Two of our rigs currently operating offshore Brazil are working under term contracts that expire in 2009, and two additional rigs are operating under contracts expiring in 2010. The Ocean Whittington began work in

Brazil during the third quarter of 2007 under a contract expiring in 2012. Petróleo Brasileiro S.A., or Petrobras, is continuing to seek additional intermediate semisubmersible rigs. The Ocean Concord and the Ocean Yorktown are expected to begin work late in the fourth quarter of 2007 and in the second quarter of 2008, respectively. Under its contract the Ocean Concord can earn a variable performance bonus in addition to the dayrate for a maximum daily compensation in the mid-$250,000 range, excluding a lump-sum mobilization fee. The Ocean Yorktown can earn a variable performance bonus in addition to the dayrate for a maximum daily compensation in the high $260,000 range, excluding a lump-sum mobilization fee. However, we can provide no assurance that the maximum compensation specified in these contracts will actually be achieved. We expect the Brazilian semisubmersible market to remain strong during the remainder of 2007.
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
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up unit operating in the Australia/Asia market, and three jack-up rigs and one semisubmersible rig located in the Middle East/Mediterranean sector. The Ocean Rover has a two-year commitment at a dayrate in the low $450,000 range that will keep the high-specification floater in Malaysia for two additional years commencing in the first quarter of 2009. In the Australia market, the Ocean Patriot and the Ocean Epoch are committed to work offshore Australia until 2010. The Ocean Patriot has a two-year contract, plus an option, for work expected to begin in the fourth quarter of 2008 at a dayrate in a range between $380,000 and $420,000. Contract drilling backlog for the Ocean Epoch includes a one-year contract for work expected to begin in the first quarter of 2008 at a dayrate in a range between $330,000 and $365,000 and an 18-month contract, plus an option, for work beginning in early 2009 at a dayrate in the low $350,000 range. In the jack-up market, the Ocean King has been awarded a contract for a two-year bareboat charter in Croatia. Under the agreement, the rig will earn a dayrate in the high $100,000 range for work expected to commence in the fourth quarter of 2007. We believe that the Australia/Asia/Middle East and Mediterranean markets will remain strong during the remainder of 2007.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of October 25, 2007 and July 26, 2007 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) and reflects both firm commitments (typically represented by signed contracts), as well as letters of intent, or LOIs. An LOI is subject to customary conditions, including the execution of a definitive agreement.  Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in our contract drilling backlog between periods is a function of both the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 25, 2007	July 26, 2007
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$3,657,000	$3,888,000
Intermediate Semisubmersibles	4,450,000	4,712,000
Jack-ups	432,000	452,000

Total	$8,539,000	$9,052,000

The following table reflects the amount of our contract drilling backlog by year based on our firm commitments as of October 25, 2007.

	For the Years Ending December 31,
	Total	2007(1)	2008	2009	2010 - 2013
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$3,657,000	$250,000	$1,164,000	$950,000	$1,293,000
Intermediate Semisubmersibles	4,450,000	326,000	1,586,000	1,368,000	1,170,000
Jack-ups	432,000	82,000	266,000	84,000	—

Total	$8,539,000	$658,000	$3,016,000	$2,402,000	$2,463,000

(1)	Represents a three-month period beginning October 1, 2007.
     The following table reflects the percentage of rig days committed by year as of October 25, 2007. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected delivery dates for the Ocean Monarch and our two newbuild jack-up rigs, the Ocean Scepter and Ocean Shield.

	For the Years Ending December 31,
	2007(1)	2008	2009	2010 - 2013
Rig Days Committed (2)
High-Specification Floaters	100%	94%	63%	19%
Intermediate Semisubmersibles	100%	85%	70%	16%
Jack-ups	73%	32%	11%	—

(1)	Represents a three-month period beginning October 1, 2007.

(2)	Includes approximately 696, 449 and 101 scheduled shipyard, survey and mobilization days for 2007, 2008 and 2009, respectively.
General
     Our revenues vary based on the number of days our fleet is utilized and the dayrates earned. Utlization and dayrates earned are a function of global and regional balance between supply of rigs and demand. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, we may mobilize our rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in the balance of supply and demand, we may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.
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
     We recognize revenue from dayrate drilling contracts as services are performed. In connection with such drilling contracts, we may receive fees (either lump-sum or dayrate) for the mobilization of equipment. We earn these fees as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight-line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.
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
     Operating Income. Our operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our drilling equipment. The principal components of our operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of our operating expenses. In general, our labor costs increase primarily due to higher salary levels, rig staffing requirements, and costs associated with labor regulations in the geographic regions in which our rigs operate. We have experienced and continue to experience upward pressure on salaries and wages as a result of the strengthening offshore drilling market and increased competition for skilled workers. In response to these market conditions we have implemented retention programs, including increases in compensation.
     Costs to repair and maintain our equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment and the regions in which our rigs are working..
     Operating expenses generally are not affected by changes in dayrates, and short-term reductions in utilization do not necessarily result in lower operating expenses. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “ready-stacked” state with a full crew. In addition, when a rig is idle, we are responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, we may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income. We recognize, as incurred, operating expenses related to activities such as inspections, painting projects and routine overhauls that meet certain criteria and which maintain rather than upgrade our rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.
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
     Mobilization costs are a significant component of our survey-related costs. Mobilization, survey and maintenance costs incurred during the first three quarters of 2007 should not be taken as indicative of future quarterly costs for such activities.
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
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to these policies during the nine months ended September 30, 2007.

Results of Operations
Three Months Ended September 30, 2007 and 2006
     Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$258,679	$191,786	$66,893
Intermediate Semisubmersibles	255,795	189,521	66,274
Jack-ups	113,772	117,146	(3,374)

Total Contract Drilling Revenue	$628,246	$498,453	$129,793

Revenues Related to Reimbursable Expenses	$15,716	$16,003	$(287)

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$93,812	$61,882	$(31,930)
Intermediate Semisubmersibles	136,261	111,748	(24,513)
Jack-ups	47,392	41,143	(6,249)
Other	4,635	10,110	5,475

Total Contract Drilling Expense	$282,100	$224,883	$(57,217)

Reimbursable Expenses	$13,584	$13,982	$398

OPERATING INCOME
High-Specification Floaters	$164,867	$129,904	$34,963
Intermediate Semisubmersibles	119,534	77,773	41,761
Jack-ups	66,380	76,003	(9,623)
Other	(4,635)	(10,110)	5,475
Reimbursable expenses, net	2,132	2,021	111
Depreciation	(57,565)	(49,757)	(7,808)
General and administrative expense	(13,105)	(9,959)	(3,146)
Gain on disposition of assets	363	272	91

Total Operating Income	$277,971	$216,147	$61,824

     Demand remained strong for our rigs in all markets and geographic regions during the third quarter of 2007, except for the jack-up market in the GOM. Continued high overall utilization and historically high dayrates resulted in an overall increase in our operating income of $61.8 million, or 29%, to $278.0 million, compared to $216.1 million in the third quarter of 2006. Dayrates, excluding GOM jack-ups, have generally increased since the third quarter of 2006, resulting in the generation of additional contract drilling revenues by our fleet. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects and surveys, as well as the temporary ready-stacking of drilling rigs between wells in the GOM jack-up market. Total contract drilling revenues during the third quarter of 2007 increased $129.8 million, or 26%, compared to the same period in 2006, to $628.2 million.
     Overall cost increases for maintenance and repairs between 2007 and 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet and in all geographic locations in which we operate, additional survey and related maintenance costs as many of our drilling rigs were off-contract during 2007 for scheduled surveys, as well as the inclusion of normal operating costs for the newly upgraded Ocean Endeavor. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses. Total contract drilling expenses in the third quarter of 2007 increased $57.2 million, or 25% compared to the same period in 2006, to $282.1 million.

High-Specification Floaters.

	Three Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$207,450	$144,283	$63,167
Australia/Asia/Middle East	16,837	16,537	300
South America	34,392	30,966	3,426

Total Contract Drilling Revenue	$258,679	$191,786	$66,893

CONTRACT DRILLING EXPENSE
GOM	$66,211	$38,598	$(27,613)
Australia/Asia/Middle East	6,935	6,121	(814)
South America	20,666	17,163	(3,503)

Total Contract Drilling Expense	$93,812	$61,882	$(31,930)

OPERATING INCOME	$164,867	$129,904	$34,963

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $63.2 million during the third quarter of 2007 compared to the same period in 2006, primarily due to higher average dayrates earned during the period ($57.6 million). Average operating revenue per day for our rigs in this market, excluding the Ocean Endeavor, increased to $366,500 during the third quarter of 2007 compared to $241,400 for the same period of 2006, reflecting the continued high demand for this class of rig in the GOM, as several of our rigs began operating under new contracts at increased dayrates subsequent to the third quarter of 2006. Our newly upgraded rig, the Ocean Endeavor, began operating during the third quarter of 2007 and generated revenues of $17.7 million.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, decreased from 92% during the third quarter of 2006 to 80% in the third quarter of 2007, and resulted in a $10.9 million decline in revenues comparing the periods. The decline in utilization during the third quarter of 2007 was primarily the result of scheduled downtime for special surveys for the Ocean Baroness (92 days) and the Ocean Star (29 days). Combined utilization for both of these rigs during the third quarter of 2006 was nearly 100%.
     Operating costs during the third quarter of 2007 for our high-specification floaters in the GOM increased $27.6 million over the same period in 2006 to $66.2 million (including $7.1 million in normal operating expenses for the Ocean Endeavor). The increase in operating costs during the third quarter of 2007 compared to the same period in 2006 also reflects higher labor and benefits costs resulting from regular pay increases and promotions and survey, mobilization and related repair costs for the Ocean Baroness and Ocean Star. Other overall cost increases were partially offset by a reduction in inspection and project costs related to the Ocean Confidence’s survey in the third quarter of 2006, as well as the absence of uninsured repair/recovery costs associated with a subsea incident that occurred in the 2006 period.
     South America. Revenues for our high-specification floaters operating offshore Brazil increased $3.4 million to $34.4 million for the third quarter of 2007 compared to $31.0 million for the same period in 2006. Average operating revenue per day for our rigs in this market increased to $190,000 during the third quarter of 2007 compared to $177,000 during the same period of 2006 and resulted in the generation of $2.5 million of additional revenues. Utilization for the third quarter of 2007 increased to 98% from 95% during the comparable period of 2006 primarily due to lower unpaid downtime for repairs and resulted in the generation of additional revenues of $0.9 million.
     Contract drilling expense for our operations in Brazil increased $3.5 million during the third quarter of 2007 compared to the same period in 2006. The increase in costs is primarily due to higher labor and benefits costs as a result of regular pay increases and promotions, as well as higher maintenance and project costs during the third quarter of 2007 compared to the same period in 2006.

Intermediate Semisubmersibles.

	Three Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$37,204	$58,103	$(20,899)
Mexican GOM	13,916	19,007	(5,091)
Australia/Asia/Middle East	70,369	46,839	23,530
Europe/Africa/Mediterranean	107,523	47,667	59,856
South America	26,783	17,905	8,878

Total Contract Drilling Revenue	$255,795	$189,521	$66,274

CONTRACT DRILLING EXPENSE
GOM	$30,178	$27,299	$(2,879)
Mexican GOM	17,660	15,269	(2,391)
Australia/Asia/Middle East	29,816	22,261	(7,555)
Europe/Africa/Mediterranean	36,049	33,359	(2,690)
South America	22,558	13,560	(8,998)

Total Contract Drilling Expense	$136,261	$111,748	$(24,513)

OPERATING INCOME	$119,534	$77,773	$41,761

     GOM. Revenues generated during the third quarter of 2007 by our intermediate semisubmersible fleet decreased $20.9 million compared to the same quarter of 2006 primarily due to the relocation of the Ocean Lexington to Egypt in the fourth quarter of 2006 and shipyard time for three of our other intermediate semisubmersibles in this market during the third quarter of 2007. Utilization for our four intermediate semisubmersible rigs marketed in the GOM during the third quarter of both 2007 and 2006 (Ocean Voyager, Ocean Concord, Ocean New Era and Ocean Saratoga) declined from 74% in the third quarter of 2006 to 55% in the third quarter of 2007, negatively impacting revenues by $11.5 million. During the 2007 period, the Ocean New Era and the Ocean Voyager underwent five-year surveys and preparation activities for 2-1/2 year contracts in the Mexican GOM that are expected to commence in the fourth quarter of 2007. The Ocean Concord was also in a shipyard for part of the third quarter of 2007 preparing for a five-year term contract offshore Brazil that is expected to begin in the fourth quarter of 2007. During the third quarter of 2006, the Ocean Lexington generated revenues of $14.2 million in the GOM.
     The decline in revenues in the third quarter of 2007 was partially offset by an increase in average dayrates earned by our intermediate semisubmersible rigs operating in the GOM. Average operating revenue per day increased from $160,000 during the third quarter of 2006 to $184,100 during the third quarter of 2007 and contributed additional revenues of $4.9 million.
     During the third quarter of 2007, the Ocean Worker and Ocean Yorktown completed their contracts with PEMEX in the Mexican GOM and temporarily returned to the GOM for surveys and contract preparation activities. During the third quarter of 2007, we incurred additional operating expenses in the GOM associated with surveys and contract preparation activities for these rigs, as well as the Ocean Voyager, Ocean New Era and Ocean Concord. Four of these rigs are expected to depart from the GOM during the fourth quarter of 2007 and the remaining rig is expected to mobilize to Brazil during the second quarter of 2008.
     The increased costs associated with projects and surveys, as well as normal pay increases and promotions, were partially offset by the absence of costs incurred during the third quarter of 2006 related to contract preparation activities for the Ocean Lexington, costs associated with the Ocean Voyager’s mooring system upgrade and special survey and life extension project costs for the Ocean Saratoga and the Ocean Whittington upon its return from the Mexican GOM in July 2006.
     Mexican GOM. Revenues generated by our intermediate semisubmersible rigs operating in the Mexican GOM decreased $5.1 million during the third quarter of 2007 compared to the same period of 2006 primarily due to the relocation of the Ocean Yorktown and Ocean Worker to a shipyard in the GOM upon completion of their contracts with PEMEX during the third quarter of 2007. In addition, the Ocean Whittington generated revenues of $1.4 million in the Mexican GOM prior to its return to the GOM for a survey and life extension project in July 2006.
     Our operating costs in the Mexican GOM increased by $2.4 million during the third quarter of 2007 compared to the third quarter of 2006, primarily due to the inclusion of mobilization costs for the Ocean Worker and Ocean Yorktown from Mexico to the GOM. These cost increases were partially offset by the absence of operating costs for the Ocean Whittington, which relocated from the Mexican GOM during the third quarter of 2006.
     Australia/Asia/MiddleEast. Revenues generated by our intermediate semisubmersibles working in the Australia/Asia/Middle East regions increased $23.5 million during the third quarter of 2007 compared to the third quarter of 2006 primarily due to an increase in the average operating revenue per day from $129,500 in the third quarter of 2006 to $184,000 during the third quarter of 2007, which generated additional revenues of $21.5 million in the third quarter of 2007. This increase is primarily attributable to an increase in the contractual dayrate earned by the Ocean Patriot that was achieved in the third quarter of 2007 ($18.8 million).
     Additionally, during the third quarter of 2007, we recognized $1.4 million in deferred mobilization revenue in connection with the relocation of the Ocean Epoch and the Ocean General to other areas within the Australia/Asia region.
     Contract drilling expense for the Australia/Asia/Middle East region increased $7.6 million for the third quarter of 2007 compared to the third quarter of 2006. The increase in operating costs was primarily due to higher local labor costs for the Ocean Epoch, which worked offshore Australia during the third quarter of 2007 compared to the same period in 2006 when the rig worked offshore Malaysia, and the Ocean Patriot, which worked offshore New Zealand during the third quarter of 2007 compared to working offshore Australia for most of the third quarter of 2006. Other cost increases for our rigs operating in this region include higher repair and maintenance costs and higher personnel-related costs, including expatriate salaries, catering and travel.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean regions increased $59.9 million during the third quarter of 2007 compared to the third quarter of 2006. Overall utilization during the third quarter of 2007 increased primarily due to the relocation of the Ocean Lexington ($25.9 million) from the GOM to offshore Egypt in the fourth quarter of 2006. Additionally, the Ocean Princess generated additional revenues of $7.1 million during the third quarter of 2007 compared to the third quarter of 2006 when the rig had 48 days of downtime for an intermediate survey and related repairs.
     Average operating revenue per day for our rigs in this market (excluding the Ocean Lexington) increased from $150,000 during the third quarter of 2006 to $228,900 in the third quarter of 2007 and contributed $28.1 million in additional revenue during the third quarter of 2007, as compared to the same period in 2006. The overall increase in average operating revenue per day in this market was primarily due to higher dayrates earned by the Ocean Nomad, Ocean Guardian and Ocean Vanguard during the 2007 period.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $2.7 million during the third quarter of 2007 compared to the same period in 2006, partially due to the inclusion of normal operating costs for the Ocean Lexington ($6.2 million) operating offshore Egypt in 2007. The increase in operating expenses also reflects higher labor and benefits costs incurred during the third quarter of 2007 for our rigs operating in the North Sea, higher shorebase support costs and higher maintenance and project costs to maintain our drilling rigs in this region. These costs were partially offset by the absence of mobilization, inspection and related repair costs for the Ocean Princess during the third quarter of 2007 that were associated with the rig’s 2006 intermediate survey.
     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $26.8 million in the third quarter of 2007 compared to revenues of $17.9 million in the comparable period of 2006. The Ocean Whittington, which began operating in Brazil during the third quarter of 2007, generated revenues of $6.8 million and incurred operating expenses of $7.1 million. Utilization improvements in the third quarter of 2007 compared to the same period in 2006 contributed an additional $2.4 million to current period revenues. The favorable impact of higher utilization for the Ocean Yatzy during the third quarter of 2007 compared to the third quarter of 2006, when the rig had approximately 35 days of downtime for a thruster change-out, was partially offset by the impact of approximately 20 days of unpaid downtime incurred by the Ocean Winner for repairs during the third quarter of 2007.

     Operating expenses for our operations offshore Brazil increased $9.0 million in the third quarter of 2007, as compared to the same period in 2006, primarily due to the inclusion of operating and start-up costs for the Ocean Whittington. Other cost increases in the third quarter of 2007 include increased labor costs, other personnel-related costs, shorebase support and freight costs, as well as higher repair and maintenance costs.
Jack-Ups.

	Three Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$55,256	$86,027	$(30,771)
Mexican GOM	15,895	—	15,895
Australia/Asia/Middle East	23,403	17,580	5,823
Europe/Africa/Mediterranean	19,218	13,539	5,679

Total Contract Drilling Revenue	$113,772	$117,146	$(3,374)

CONTRACT DRILLING EXPENSE
GOM	$30,193	$29,237	$(956)
Mexican GOM	4,273	—	(4,273)
Australia/Asia/Middle East	7,301	7,372	71
Europe/Africa/Mediterranean	5,625	4,534	(1,091)

Total Contract Drilling Expense	$47,392	$41,143	$(6,249)

OPERATING INCOME	$66,380	$76,003	$(9,623)

     GOM. Revenues generated by our jack-up rigs operating in the GOM decreased $30.8 million during the third quarter of 2007 compared to the third quarter of 2006. The decline in revenues is primarily due to the relocation of the Ocean King, which generated $10.6 million in GOM revenues during the third quarter of 2006, to Croatia during the third quarter of 2007 and the Ocean Nugget, which generated $1.9 million in revenues in the GOM market during the third quarter of 2006, to the Mexican GOM in the fourth quarter of 2006. In addition, average utilization (excluding the Ocean King and the Ocean Nugget) declined from 95% during the third quarter of 2006 to 81% during the third quarter of 2007 and resulted in a reduction in revenues of $10.4 million. The decline in utilization was primarily in response to market conditions in the GOM that caused the ready-stacking of three of our jack-up rigs for a portion of time between wells and scheduled downtime for the Ocean Crusader’s survey and contract preparation activities for the Ocean Columbia. The Ocean Columbia is expected to depart the GOM and begin an 18-month contract in the Mexican GOM in the fourth quarter of 2007.
     During the third quarter of 2007, average operating revenues per day for our GOM jack-up fleet (excluding the Ocean King and Ocean Nugget) declined to $92,200 from $105,400 during the third quarter of 2006. This decline in average operating revenue per day reduced revenues by $7.9 million during the third quarter of 2007.
     Contract drilling expense in the GOM increased $1.0 million during the third quarter of 2007 compared to the same period of 2006. Increased operating costs associated with a survey and related repairs for the Ocean Crusader and contract preparation activities for the Ocean Columbia, as well as increased repair and ready-stacking costs for the Ocean Drake, were mostly offset by the absence of operating costs in the GOM for the Ocean Nugget and Ocean King during the third quarter of 2007 and the absence of 2006 survey and mobilization costs for the Ocean Summit.
     Mexican GOM. The Ocean Nugget, which began operating in the Mexican GOM in the fourth quarter of 2006, generated $15.9 million in revenue during the third quarter of 2007 and incurred contract drilling expenses of $4.3 million. We had no jack-up rigs operating in this market during the comparable quarter of 2006.

     Australia/Asia/Middle East. Our two jack-up rigs operating in the Australia/Asia/Middle East regions generated $23.4 million in revenues during the third quarter of 2007 compared to $17.6 million for the same period in 2006. The $5.8 million increase in revenues was due in part to an increase in average operating dayrates ($3.1 million). Our average operating revenue per day increased to $127,300 during the third quarter of 2007 from $116,300 in the third quarter of 2006, primarily due to higher contracted dayrates for both the Ocean Heritage and the Ocean Sovereign during the third quarter of 2007 compared to the dayrate earned during the same period of 2006. Increased utilization during the third quarter of 2007 for the Ocean Sovereign, as compared to the third quarter of 2006 when the rig was undergoing an inspection and related repairs, resulted in the generation of additional revenues of $2.6 million.
     Europe/Africa/Mediterranean. The Ocean Spur began operating in this region during March 2006 and generated revenues of $13.5 million during the third quarter of 2006 offshore Tunisia. The rig subsequently mobilized to the Mediterranean Basin and began operating offshore Egypt in late May 2007 earning revenues of $19.2 million during the third quarter of 2007.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.1 million and $2.0 million for the quarters ended September 30, 2007 and 2006, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $7.8 million to $57.6 million in the third quarter of 2007 compared to $49.8 million in the third quarter of 2006, primarily due to depreciation associated with capital additions in 2006 and the first nine months of 2007, as well as higher depreciation expense for the Ocean Endeavor due to the completion of its major upgrade in March 2007.
General and Administrative Expense.
     We incurred general and administrative expense of $13.1 million in the third quarter of 2007 compared to $10.0 million for the same period in 2006. The $3.1 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases, as well as legal fees.
Interest Expense.
     We recorded interest expense for the third quarter of 2007 of $2.3 million, representing a $3.8 million decrease in interest cost compared to the same period in 2006. This decrease was primarily attributable to lower interest cost associated with our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, due to conversions of these debentures into shares of our common stock during 2007. Interest expense was further reduced during the third quarter of 2007 by capitalized interest on qualifying construction expenditures.
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
     We recognized income tax expense of $82.7 million on pre-tax income of $288.2 million during the three months ended September 30, 2007 compared to income tax expense of $58.6 million on pre-tax income of $223.0 million for the three months ended September 30, 2006. Our estimated annual effective tax rate was 27.9% as of September 30, 2007 and 28.1% as of September 30, 2006. Income tax expense for the three months ended September 30, 2007 also included expense of $4.4 million related to 2006 return to provision adjustments.

Nine Months Ended September 30, 2007 and 2006
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Nine Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$769,087	$545,702	$223,385
Intermediate Semisubmersibles	725,753	562,324	163,429
Jack-ups	359,245	323,470	35,775

Total Contract Drilling Revenue	$1,854,085	$1,431,496	$422,589

Revenues Related to Reimbursable Expenses	$46,936	$42,878	$4,058

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$226,371	$178,026	$(48,345)
Intermediate Semisubmersibles	347,859	293,819	(54,040)
Jack-ups	131,069	113,223	(17,846)
Other	14,534	14,203	(331)

Total Contract Drilling Expense	$719,833	$599,271	$(120,562)

Reimbursable Expenses	$40,226	$37,083	$(3,143)

OPERATING INCOME
High-Specification Floaters	$542,716	$367,676	$175,040
Intermediate Semisubmersibles	377,894	268,505	109,389
Jack-ups	228,176	210,247	17,929
Other	(14,534)	(14,203)	(331)
Reimbursable expenses, net	6,710	5,795	915
Depreciation	(171,605)	(148,858)	(22,747)
General and administrative expense	(37,245)	(29,786)	(7,459)
Gain (loss) on disposition of assets	5,418	(2,191)	7,609

Total Operating Income	$937,530	$657,185	$280,345

     Demand remained strong for our rigs in all markets and geographic regions during the first nine months of 2007, except for the jack-up market in the GOM. Continued high overall utilization and historically high dayrates resulted in an overall increase in our operating income of $280.3 million, or 43%, to $937.5 million compared to $657.2 million for the nine months ended September 30, 2006. Dayrates have continued to increase in certain of the markets where we operate since the third quarter of 2006, resulting in the generation of additional contract drilling revenues by our fleet. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects and surveys, as well as the temporary ready-stacking of drilling rigs between wells in the GOM jack-up market. Total contract drilling revenues during the first nine months of 2007 increased $422.6 million, or 30%, to $1.9 billion compared to $1.4 billion for the nine months ended September 30, 2006.
     Overall cost increases for maintenance and repairs between 2007 and 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet and in all geographic locations in which we operate, additional survey and related maintenance costs, as well as the inclusion of normal operating costs for the newly upgraded Ocean Endeavor. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses. Our results were also impacted by higher expenses related to our mooring enhancement and other hurricane preparedness activities in 2006 and regular pay increases and promotions during the periods. Total contract drilling expenses for the first nine months of 2007 increased $120.6 million, or 20% compared to the same period in 2006, to $719.8 million.

High-Specification Floaters.

	Nine Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$618,056	$403,948	$214,108
Australia/Asia/Middle East	53,157	47,688	5,469
South America	97,874	94,066	3,808

Total Contract Drilling Revenue	$769,087	$545,702	$223,385

CONTRACT DRILLING EXPENSE
GOM	$144,941	$108,916	$(36,025)
Australia/Asia/Middle East	19,759	17,971	(1,788)
South America	61,671	51,139	(10,532)

Total Contract Drilling Expense	$226,371	$178,026	$(48,345)

OPERATING INCOME	$542,716	$367,676	$175,040

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $214.1 million during the first nine months of 2007 compared to the same period in 2006, primarily due to higher average dayrates earned during the period ($205.5 million). Average operating revenue per day for our rigs in this market, excluding the Ocean Endeavor, increased to $346,300 during the first nine months of 2007 compared to $224,000 for the same period of 2006, reflecting the continued high demand for this class of rig in the GOM. Excluding the Ocean Endeavor, six of our seven other high-specification semisubmersible rigs in the GOM are currently operating at dayrates higher than those they earned during the third quarter of 2006. The Ocean Endeavor began operating during the third quarter of 2007 and generated revenues of $17.7 million in the GOM.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, decreased from 93% during the first nine months of 2006 to 91% for the first nine months of 2007 and resulted in a $5.3 million decline in revenues comparing the periods. The decline in utilization during the 2007 period was primarily the result of scheduled downtime for special surveys for the Ocean Baroness (99 days) and the Ocean Star (48 days). Combined utilization for both of these rigs during the comparable period in 2006 was 93%.
     Operating costs during the first nine months of 2007 for our high-specification floaters in the GOM increased $36.0 million over the same period in 2006 to $144.9 million (including $9.7 million in normal operating expenses for the Ocean Endeavor). The increase in operating costs in the first nine months of 2007 compared to the same period in 2006 reflects higher labor, benefits and other personnel-related costs resulting from regular pay increases and promotions, higher maintenance and project costs and mobilization and survey costs for the Ocean Baroness and Ocean Star.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover increased $5.5 million during the first nine months of 2007, compared to the same period in 2006, primarily due to a higher operating dayrate earned by the rig during the first three months of 2007.
     Operating expenses for the Ocean Rover for the first nine months of 2007 increased $1.8 million to $19.8 million compared to the first nine months of 2006, primarily due to higher labor, benefits and maintenance and project costs, partially offset by lower insurance costs.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil increased $3.8 million to $97.9 million for the nine months ended September 30, 2007 compared to the first nine months of 2006. Average operating revenue per day increased to $185,300 for the first nine months of 2007 compared to $179,700 for the comparable period in 2006 and generated additional revenues of $3.1 million.
     Contract drilling expense for our operations in Brazil increased $10.5 million during the nine months ended September 30, 2007 compared to the same period in 2006. The increase in costs is primarily due to higher labor and benefits costs as a result of regular pay increases and promotions, as well as higher catering, maintenance and project costs during the first nine months of 2007 compared to the same period in 2006.
Intermediate Semisubmersibles.

	Nine Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$145,101	$156,800	$(11,699)
Mexican GOM	45,442	62,351	(16,909)
Australia/Asia/Middle East	175,204	139,257	35,947
Europe/Africa/Mediterranean	291,967	146,971	144,996
South America	68,039	56,945	11,094

Total Contract Drilling Revenue	$725,753	$562,324	$163,429

CONTRACT DRILLING EXPENSE
GOM	$63,957	$62,282	$(1,675)
Mexican GOM	44,810	46,000	1,190
Australia/Asia/Middle East	80,852	64,597	(16,255)
Europe/Africa/Mediterranean	104,266	82,713	(21,553)
South America	53,974	38,227	(15,747)

Total Contract Drilling Expense	$347,859	$293,819	$(54,040)

OPERATING INCOME	$377,894	$268,505	$109,389

     GOM. Revenues generated during the nine months ended September 30, 2007 by our intermediate semisubmersible fleet decreased $11.7 million compared to the same period of 2006, primarily due to the relocation of the Ocean Lexington to Egypt in the fourth quarter of 2006, as well as shipyard time for three of our other intermediate semisubmersibles in this market during the first nine months of 2007. Utilization for our four intermediate semisubmersible rigs marketed in the GOM during the first nine months of both 2007 and 2006 (Ocean Voyager, Ocean Concord, Ocean New Era and Ocean Saratoga) declined from 87% in the first nine months of 2006 to 74% during the first nine months of 2007 and negatively impacted revenues by $18.9 million. During the 2007 period, the Ocean New Era and the Ocean Voyager underwent five-year surveys and preparation activities for 2-1/2 year contracts in the Mexican GOM that are expected to commence in the fourth quarter of 2007. The Ocean Concord was also in a shipyard for part of the third quarter of 2007 preparing for a five-year term contract in Brazil that is expected to begin in the fourth quarter of 2007. Lower utilization in 2007 also resulted from a planned life extension project for the Ocean Saratoga that began in the third quarter of 2006 and continued into 2007. During the first nine months of 2006, the Ocean Lexington generated revenues of $33.4 million in the GOM.
     The decline in revenues for the nine months ended September 30, 2007 was partially offset by an increase in average dayrates earned by our intermediate semisubmersible rigs operating in the GOM during both 2006 and 2007. Average operating revenue per day increased from $129,300 during the first nine months of 2006 to $179,600 during the same period in 2007 and contributed additional revenues of $40.6 million.
     During the third quarter of 2007, the Ocean Worker and Ocean Yorktown completed their contracts with PEMEX in the Mexican GOM and temporarily returned to the GOM for surveys and contract preparation activities. During the nine months ended September 30, 2007, we incurred additional operating expenses in the GOM associated with surveys and contract preparation activities for these rigs, as well as Ocean Voyager, Ocean New Era, Ocean Concord and Ocean Whittington. Four of these rigs are expected to depart from the GOM during the fourth quarter of 2007 and the remaining rig is expected to mobilize to Brazil during the second quarter of 2008. The Ocean Whittington departed the GOM for Brazil in May 2007.
     Increased operating costs associated with projects and surveys were partially offset by the absence of costs during the nine months ended September 30, 2007 for the Ocean Lexington and costs associated with the Ocean Voyager’s mooring system upgrade in 2006. In addition, operating costs for our rigs in this market were negatively impacted by regular salary increases and promotions occurring in the first nine months of 2007.

     Mexican GOM. Revenues generated by our intermediate semisubmersible rigs operating in the Mexican GOM decreased $16.9 million during the first nine months of 2007 compared to the same period of 2006, primarily due to the return of the Ocean Whittington ($12.7 million) to the GOM for a survey and life extension project in July 2006 after completion of its contract with PEMEX. In addition, during the third quarter of 2007, the Ocean Worker and Ocean Yorktown also completed their contracts with PEMEX and have temporarily returned to the GOM for surveys and contract preparation activities.
     Our operating costs in the Mexican GOM decreased by $1.2 million in the first nine months of 2007 compared to the same period in 2006, primarily due to the absence of operating costs for the Ocean Whittington ($11.7 million), partially offset by costs to mobilize the Ocean Worker and Ocean Yorktown from Mexico to the GOM.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East regions generated revenues of $175.2 million during the nine months ended September 30, 2007 compared to revenues of $139.3 million for the comparable period of 2006. The $35.9 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $127,800 in the first nine months of 2006 to $163,500 during the first nine months of 2007, which generated additional revenues of $36.1 million during the 2007 period. The increase in average operating revenue per day is primarily attributable to an increase in the contractual dayrates earned by the Ocean Patriot that occurred in the third quarter of 2007, and the Ocean Epoch and Ocean General that occurred during the second and third quarters of 2006, respectively.
     Average utilization in this region decreased to 96% during the first nine months of 2007 from nearly 100% utilization during the comparable period of 2006, primarily due to 40 days of additional unpaid downtime for the Ocean General for a survey and various equipment repairs. The decline in utilization during 2007 reduced revenues by $3.0 million. Additionally, during the nine months ended September 30, 2007, we recognized $3.4 million in deferred mobilization revenue in connection with the relocation of the Ocean Epoch and the Ocean General to other areas within the Australia/Asia region.
     Contract drilling expense for the Australia/Asia/Middle East region increased $16.3 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in operating costs was primarily due to higher local labor costs for the Ocean Epoch, which worked offshore Australia during the first nine months of 2007 compared to the same period in 2006 when the rig worked offshore Malaysia. Other cost increases for our rigs operating in this region during the first nine months of 2007, as compared to the same period in 2006, include higher repair and maintenance costs, higher personnel-related costs, including catering and travel, and higher freight costs, partially offset by lower agency fee costs incurred by the Ocean Epoch during its operations offshore Malaysia during the nine months ended September 30, 2006.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean regions increased $145.0 million in the first nine months of 2007 compared to the same period in 2006. Overall utilization during the nine months ended September 30, 2007 increased primarily due to the relocation of the Ocean Lexington ($76.7 million) from the GOM to offshore Egypt in the fourth quarter of 2006. Additionally, the Ocean Princess generated additional revenues of $8.4 million during the nine months ended September 30, 2007 compared to the same period in 2006 when the rig had 48 days of downtime for an intermediate survey and related repairs.
     Average operating revenue per day for our other rigs in this market (excluding the Ocean Lexington) increased from $141,500 during the first nine months of 2006 to $203,100 during the first nine months of 2007 and contributed $64.8 million in additional revenue during the period ended September 30, 2007 as compared to the same period in 2006. The overall increase in average operating revenue per day in this market was primarily due to higher dayrates earned by the Ocean Nomad, Ocean Guardian and Ocean Vanguard during the 2007 period.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $21.6 million during the first nine months of 2007 compared to the same period in 2006, primarily due to the inclusion of normal operating costs for the Ocean Lexington ($19.1 million). The increase in operating expenses also reflects higher labor and benefits costs incurred during the first nine months of 2007 for our rigs operating in the North Sea and higher shorebase support costs. These costs were partially offset by the absence of mobilization, inspection and related repair costs for the Ocean Princess during the nine months ended September 30, 2007 that were associated with the rig’s 2006 intermediate survey.

     South America. Our intermediate semisubmersibles working offshore Brazil generated revenues of $68.0 million in the first nine months of 2007 compared to revenues of $56.9 million for the comparable period of 2006. The Ocean Whittington, which began operating in Brazil during the third quarter of 2007, generated revenues of $6.8 million and incurred operating expenses of $7.1 million. Average operating revenue per day for the nine months ended September 30, 2007 was $121,600 compared to $115,000 for the comparable period of 2006, resulting in a $3.3 million increase in revenue between the periods.
     Operating expenses for our operations offshore Brazil increased $15.7 million in the first nine months of 2007, as compared to the same period in 2006, partially due to the inclusion of normal operating and start-up costs for the Ocean Whittington. Other cost increases during the first nine months of 2007 compared to the comparable period of 2006 include increased labor and other personnel-related costs, shorebase support and freight costs, as well as higher repair and maintenance costs.
Jack-Ups.

	Nine Months Ended
	September 30,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$194,283	$245,877	$(51,594)
Mexican GOM	46,454	—	46,454
Australia/Asia/Middle East	63,990	48,230	15,760
Europe/Africa/Mediterranean	54,518	29,363	25,155

Total Contract Drilling Revenue	$359,245	$323,470	$35,775

CONTRACT DRILLING EXPENSE
GOM	$83,575	$83,792	$217
Mexican GOM	11,738	—	(11,738)
Australia/Asia/Middle East	21,538	19,128	(2,410)
Europe/Africa/Mediterranean	14,218	10,303	(3,915)

Total Contract Drilling Expense	$131,069	$113,223	$(17,846)

OPERATING INCOME	$228,176	$210,247	$17,929

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $51.6 million during the first nine months of 2007 compared to the same period in 2006. The decline in revenues is primarily due to the relocation of the Ocean King, which generated $28.8 million in GOM revenues during the first nine months of 2006 compared to $13.3 million during the first nine months of 2007 prior to its mobilization, to Croatia during the third quarter of 2007, the Ocean Nugget, which generated $11.9 million of revenues in the GOM market during the first nine months of 2006, to Mexico in the fourth quarter of 2006 and the Ocean Spur, which generated $4.9 million of revenues in the GOM market during the first nine months of 2006, to Tunisia in the first quarter of 2006.
     In addition, average utilization (excluding the Ocean King, Ocean Nugget and Ocean Spur) declined from 96% during the first nine months of 2006 to 87% during the comparable period in 2007 resulting in a reduction in revenues of $17.6 million. The decline in utilization was primarily in response to market conditions in the GOM that caused the ready-stacking of certain of our jack-up rigs for a portion of time between wells, scheduled downtime for the Ocean Crusader’s survey and contract preparation activities for the Ocean Columbia. The Ocean Columbia is expected to depart the GOM and begin an 18-month contract in the Mexican GOM in the fourth quarter of 2007.

     Contract drilling expense in the GOM was relatively unchanged for the first nine months of 2007 compared to the same period in 2006. The absence of operating costs in the GOM for the Ocean Nugget and Ocean Spur during 2007 reduced operating expenses for the nine months ended September 30, 2007 by $13.1 million. The overall reduction in operating costs was partially offset by costs associated with a survey and related repairs for the Ocean Crusader, contract preparation activities for the Ocean Columbia, as well as increased repair and ready-stacking costs for the Ocean Drake, Ocean Champion and Ocean Titan. In addition, operating costs for our rigs in this market were negatively impacted by regular salary increases and promotions occurring in the first nine months of 2007.
     Mexican GOM. The Ocean Nugget, which began operating in the Mexican GOM in the fourth quarter of 2006, generated $46.5 million in revenues during the first nine months of 2007 and incurred contract drilling expenses of $11.7 million. We had no jack-up rigs operating in this market during the comparable period of 2006.
     Australia/Asia/Middle East. Our two jack-up rigs operating in the Australia/Asia/Middle East regions generated revenues of $64.0 million during the first nine months of 2007 compared to $48.2 million for the same period in 2006. The $15.8 million increase in revenues was primarily due to an increase in average operating revenue per day earned by our rigs in this region from $93,400 during the first nine months of 2006 to $120,200 for the comparable period of 2007, primarily due to new contracts at higher dayrates for both the Ocean Heritage and Ocean Sovereign that began late in the second and third quarters of 2006, respectively, as well as additional dayrate increases for both rigs during the first nine months of 2007. Average utilization for our rigs in this region increased from 94% during the nine months ended September 30, 2006 to 98% for the comparable period in 2007 primarily due to increased utilization for the Ocean Sovereign in the first nine months of 2007, as compared to the same period of 2006 when the rig was out of service for a scheduled inspection and related repairs. The increase in utilization for the nine months ended September 30, 2007 resulted in the generation of additional revenues of $1.3 million.
     Contract drilling expenses increased $2.4 million to $21.5 million for the first nine months of 2007 compared to the same period in 2006. The increase in operating costs for the nine months ended September 30, 2007 is primarily attributable to higher labor and benefits expenses and routine maintenance and other repair costs in the 2007 period, as compared to the first nine months of 2006.
     Europe/Africa/Mediterranean. Our jack-up rig, the Ocean Spur, began operating offshore Tunisia in March 2006 and generated revenues of $29.4 million during the first nine months of 2006. During the first nine months of 2007, the Ocean Spur generated revenues of $32.9 million operating offshore Tunisia, including the recognition of a lump-sum demobilization fee of $7.9 million upon completion of its contract. The rig subsequently mobilized to the Mediterranean Basin and began operating offshore Egypt in late May 2007, generating additional revenues of $21.6 million during the first nine months of 2007.
     Operating expenses in this region increased $3.9 million during the first nine months of 2007 compared to the same period in 2006, primarily due to the inclusion of a full nine months of operating costs in 2007 compared to only six and one-half months of expenses during the comparable period of 2006.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $6.7 million and $5.8 million for the nine months ended September 30, 2007 and 2006, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $22.7 million to $171.6 million for the nine months ended September 30, 2007 compared to $148.9 million for the nine months ended September 30, 2006 primarily due to depreciation associated with capital additions in 2006 and the first nine months of 2007, as well as higher depreciation expense for the Ocean Endeavor due to the completion of its major upgrade in March 2007.
General and Administrative Expense.
     We incurred general and administrative expense of $37.2 million in the first nine months of 2007 compared to $29.8 million for the same period in 2006. The $7.4 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases, legal fees, engineering consulting fees and miscellaneous office expenses.
Gain (Loss) on Disposition of Assets.
     We recognized a net gain of $5.4 million on the sale and disposition of assets, net of disposal costs, during the nine months ended September 30, 2007 compared to a net loss of $2.2 million during the same period of 2006. The gain recognized in 2007 primarily relates to the recognition of gains on insurance settlements. The loss recognized in 2006 is primarily the result of costs associated with the removal of production equipment from the Ocean Monarch, which was subsequently sold to a third party.
Interest Expense.
     We recorded interest expense for the first nine months of 2007 of $17.0 million, representing a $1.7 million decrease in interest cost compared to the same period in 2006. This decrease was primarily attributable to a greater amount of interest capitalized during the nine months ended September 30, 2007 related to our qualifying rig upgrades and construction projects and lower interest cost associated with our 1.5% Debentures. This decrease was partially offset by $8.9 million in debt issuance costs that we wrote off in the first nine months of 2007 in connection with conversions of our 1.5% Debentures and our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, into shares of our common stock. See “– Liquidity and Capital Requirements – Debt Conversions.”
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net, of $2.5 million during the nine months ended September 30, 2007 and other income, net, of $6.6 million during the same period of 2006.
     During the nine months ended September 30, 2007 and 2006, we recognized net foreign currency exchange gains of $2.4 million and $7.2 million, respectively.
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
     We recognized income tax expense of $269.4 million on pre-tax income of $951.0 million during the nine months ended September 30, 2007 compared to income tax expense of $186.4 million on pre-tax income of $671.9 million for the same period in 2006. Income tax expense for the nine months ended September 30, 2007 also included expense of $4.4 million related to 2006 return to provision adjustments.
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
     We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2000 to 2006. We are currently under audit in several of these jurisdictions including an audit by the Internal Revenue Service of years 2004 and 2005.
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
     During the six months ended September 30, 2007, the holders of certain of our debentures elected to convert them into shares of our common stock. See “– Liquidity and Capital Requirements – Debt Conversions” and Note 7 “Long-Term Debt” to our consolidated financial statements included in Item 1 of Part I of this report. As a result of conversions of our 1.5% Debentures, we reversed a non-current deferred tax liability of $52.1 million which was accounted for as an increase to “Additional paid-in capital.” The reversal related to interest expense imputed on these debentures for U.S. federal income tax return purposes.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We also may make use of our $285 million credit facility for cash liquidity. See “ – $285 Million Revolving Credit Facility.” At September 30, 2007, we had $304.6 million in “Cash and cash equivalents” and $375.4 million in “Marketable securities,” representing our investment of cash available for current operations.
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
     Loans under the Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. Based on our current credit ratings at September 30, 2007, the applicable margin on LIBOR loans would have been 0.24%. See “ – Liquidity and Capital Requirements – Credit Ratings.”
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
     As of September 30, 2007 and December 31, 2006, there were no loans outstanding under the Credit Facility; however, $79.0 million in letters of credit were issued under the Credit Facility during the first nine months of 2007.
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
     During the first nine months of 2007, the holders of $450.5 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 9,210,809 shares of our common stock pursuant to these conversions during the first nine months of 2007. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during the nine months ended September 30, 2007 was $2.4 million.
     As of September 30, 2007, approximately $9.4 million principal amount of our 1.5% Debentures and $3.9 million aggregate accreted, or carrying, value ($6.0 million in aggregate principal amount at maturity) of our Zero Coupon Debentures remained outstanding. The cash requirements for the interest payable to holders of our 1.5% Debentures will decrease due to the reduction in the outstanding principal amount.
Purchase Obligations Related to Rig Construction/Modifications.
     Purchase Obligations. As of September 30, 2007, we had purchase obligations aggregating approximately $243 million related to the major upgrade of the Ocean Monarch and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We anticipate that expenditures related to these shipyard projects will be approximately $50 million and $193 million for the remainder of 2007 and in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at September 30, 2007, except for those related to our direct rig operations, which arise during the normal course of business.
Letters of Credit.
     We are contingently liable as of September 30, 2007 in the aggregate amount of $196.0 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $79.0 million in letters of credit issued under our Credit Facility. Agreements relating to approximately $109.0 million of performance bonds can require collateral at any time. As of September 30, 2007, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default.
Credit Ratings.
     In June 2007, Moody’s Investors Services upgraded our credit rating to Baa1 from Baa2. Our current credit rating remains A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher interest rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.

Capital Expenditures.
     Through September 30, 2007, we have spent an aggregate of $386.0 million in connection with the major upgrades of the Ocean Endeavor and Ocean Monarch. We estimate that we will spend approximately an additional $46 million on these two projects during the remainder of 2007. Modifications to the Ocean Monarch commenced during the summer of 2006, and we expect completion of the project in late 2008. The Ocean Endeavor arrived in the GOM late in the second quarter of 2007 and commenced drilling operations in early July 2007 under a four-year contract.
     Our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, are currently under construction in Brownsville, Texas and in Singapore, respectively. We expect the aggregate capitalized cost for the construction of these new units, including drill pipe and capitalized interest, to be approximately $320 million, of which we have spent $241.6 million through September 30, 2007. We expect to spend an additional approximately $4 million during the remainder of 2007 on these two construction projects. We expect delivery of the Ocean Shield late in the first quarter of 2008 and the Ocean Scepter to be completed during the second quarter of 2008.
     During the first nine months of 2007, we spent approximately $228 million on our continuing rig capital maintenance program (other than major upgrades, modifications pursuant to drilling contracts and new construction) and to meet other corporate capital expenditure requirements. We expect to spend approximately an additional $97 million during the remainder of 2007 associated with our ongoing rig equipment replacement and enhancement programs. We expect to finance our 2007 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility for cash liquidity.
Rig Modifications.
     In addition to anticipated capital spending for rig upgrades, new construction and in connection with our rig capital maintenance program, we have committed to spend approximately $156 million towards the modification of six of our intermediate semisubmersible rigs in connection with their upcoming contracts in Brazil and Mexico, of which we have spent $13.9 million through September 30, 2007. These modifications are required to meet contract specifications for each of the drilling rigs. We expect to spend approximately $66 million and $76 million on these contract modification projects during the remainder of 2007 and during 2008, respectively.
Off-Balance Sheet Arrangements.
     At September 30, 2007 and December 31, 2006, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarters ended September 30, 2007 and 2006.
Net Cash Provided by Operating Activities.

	Nine Months Ended September 30,
	2007	2006	Change
	(In thousands)
Net income	$681,600	$485,492	$196,108
Net changes in operating assets and liabilities	22,071	(117,613)	139,684
Loss on sale of marketable securities	(1,755)	53	(1,808)
Depreciation and other non-cash items, net	171,577	168,206	3,371

	$873,493	$536,138	$337,355

     Our cash flows from operations in the first nine months of 2007 increased $337.4 million or 63% over cash generated by our operating activities in the first nine months of 2006. The increase in cash flows from operations in the first nine months of 2007 is primarily the result of higher average dayrates earned by our offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services. This favorable trend on cash flows was augmented by a decrease in cash required to satisfy our working capital requirements, primarily due to a decrease in our trade accounts receivable, as a result of payments received from our customers. We also received

$49.6 million in insurance proceeds during the first nine months of 2007 related to the settlement of certain claims arising from the 2005 hurricanes (total insurance proceeds of $54.5 million were received of which $4.9 million is included in net cash used in investing activities). Trade and other receivables generated cash of $24.9 million during the first nine months of 2007 as the billing cycle was completed compared to a $91.1 million usage of cash during the comparable period of 2006. During the nine months ended September 30, 2007, we made estimated U.S. federal income tax payments of $224.0 million and remitted foreign income taxes, net of refunds, of $27.5 million.
Net Cash Used in Investing Activities.

	Nine Months Ended September 30,
	2007	2006	Change
	(In thousands)
Purchase of marketable securities	$(2,377,377)	$(1,727,185)	$(650,192)
Proceeds from sale of marketable securities	2,314,111	1,638,092	676,019
Capital expenditures	(451,331)	(367,718)	(83,613)
Proceeds from disposition of assets, net of disposal costs	7,658	(349)	8,007
Proceeds from settlement of forward contracts	4,889	4,517	372

	$(502,050)	$(452,643)	$(49,407)

     Our investing activities used a net $502.0 million during the first nine months of 2007 compared to using $452.6 million during the comparable period of 2006. During the first nine months of 2007, we purchased marketable securities, net of sales, of $63.3 million compared to net purchases of $89.1 million during the nine months ended September 30, 2006. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first nine months of 2007, we spent approximately $209.1 million related to the major upgrades of the Ocean Endeavor and Ocean Monarch and construction of our two new jack-up drilling rigs in addition to $242.2 million related to our ongoing capital maintenance program and rig modifications to meet contractual requirements. During the first nine months of 2006, we spent $209.1 million in connection with long-term construction projects and an additional $158.6 million on projects associated with our ongoing capital maintenance program. See “– Liquidity and Capital Requirements – Capital Expenditures.”
     As of September 30, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $36.6 million, that require us to purchase the equivalent of $11.0 million in Australian dollars, $8.7 million in Brazilian reais, $5.0 million in British pounds sterling, $6.3 million in Mexican pesos and $5.6 million in Norwegian kroner at various times through January 2008. We expect to settle an aggregate of $33.3 million in 2007 and the remaining $3.3 million in 2008.
Net Cash Used in Financing Activities.

	Nine Months Ended September 30,
	2007	2006	Change
	(In thousands)
Payment of quarterly and special dividends	$(605,316)	$(242,006)	$(363,310)
Proceeds from stock options exercised	9,522	2,944	6,578
Other	4,280	1,156	3,124

	$(591,514)	$(237,906)	$(353,608)

     During the first nine months of 2007, we paid cash dividends totaling $605.3 million (consisting of quarterly cash dividends aggregating $51.9 million, or $0.125 per share of our common stock per quarter, and a special cash dividend of $4.00 per share of our common stock, totaling $553.4 million). During the first nine months of 2006, we paid cash dividends totaling $242.0 million (consisting of quarterly cash dividends aggregating $48.4 million, or $0.125 per share of our common stock per quarter, and a special cash dividend of $1.50 per share of our common stock, totaling $193.6 million).
     In the fourth quarter of 2007, our Board of Directors adopted a policy of considering paying special cash dividends, in amounts to be determined, on a quarterly basis, rather than annually. On October 22, 2007, we declared a special cash dividend of $1.25 per share of common stock and a regular quarterly cash dividend of $0.125 per share of our common stock. Both dividends are payable on December 3, 2007 to stockholders of record on November 2, 2007. Our Board of Directors may, in subsequent quarters, consider paying additional special cash dividends and/or regular quarterly cash dividends, in amounts to be determined, if it believes that our financial position, earnings, earnings outlook, capital spending plans and other relevant factors warrant such action at that time.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the nine months ended September 30, 2007 and 2006, we did not repurchase any shares of our outstanding common stock.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Generally accepted accounting principles in the U.S., or GAAP, have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have completed our evaluation of the impact of applying SFAS 159 on our financial statements and have determined that the adoption of SFAS 159 will not have a material impact on our consolidated results of operations, financial position or cash flows.
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

Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “– Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “– Sources of Liquidity and Capital Resources” and “– Liquidity and Capital Requirements”);

•	interest rate and foreign exchange risk (see “– Liquidity and Capital Requirements– Credit Ratings,” “ – Other” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “—Overview—Industry Conditions” and “– Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “—Overview— Industry Conditions”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows (see “ – Overview – Contract Drilling Backlog”);

•	future regular or special dividends (see “ – Historical Cash Flows”);

•	financing plans;

•	tax planning;

•	budgets for capital and other expenditures (see “– Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “– Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig construction and upgrade projects (see “—Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview— Industry Conditions”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “— Overview—General”) .
     These types of statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of the various governments regarding exploration and development of oil and gas reserves;

•	advances in exploration and development technology;

•	the political environment of oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the risk that an LOI may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2007 and December 31, 2006 assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2007 and December 31, 2006, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, five-year senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of September 30, 2007 and December 31, 2006, there were no loans outstanding under the Credit Facility (however, $79.0 million in letters of credit were issued under the Credit Facility during the first nine months of 2007).
     Our long-term debt, as of September 30, 2007 and December 31, 2006, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $39.3 million and $270.8 million as of September 30, 2007 and December 31, 2006, respectively. A 100 basis point decrease would result in an increase in market value of $1.7 million and $33.0 million as of September 30, 2007 and December 31, 2006, respectively.

Foreign Exchange Risk
     Foreign exchange risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We entered into various forward exchange contracts during 2006 and in the first nine months of 2007 requiring us to purchase predetermined amounts of foreign currencies at predetermined rates. As of September 30, 2007, we had foreign currency forward exchange contracts outstanding, which aggregated $36.6 million, that require us to purchase the equivalent of $11.0 million in Australian dollars, $8.7 million in Brazilian reais, $5.0 million in British pounds sterling, $6.3 million in Mexican pesos and $5.6 million in Norwegian kroner at various times through January 2008.
     These forward exchange contracts were included in “Prepaid expenses and other” in our Consolidated Balance Sheets at September 30, 2007 at fair value in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     The sensitivity analysis below assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2007 and December 31, 2006.
     The following table presents our market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
Category of risk exposure:	2007		2006		2007		2006
	(In thousands)
Interest rate:
Marketable securities	$375,394	(a)	$301,159	(a)	$500	(c)	$400	(c)
Long-term debt	(499,952	) (b)	(1,231,689	) (b)	—		—

Foreign Exchange:
Forward exchange contracts	2,600	(d)	2,600	(d)	11,000	(d)	7,400	(d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2007 and December 31, 2006.

(b)	The fair values of our 4.875% Senior Notes Due July 1, 2015, 5.15% Senior Notes Due September 1, 2014, 1.5% Debentures and Zero Coupon Debentures are based on the quoted closing market prices on September 30, 2007 and December 31, 2006.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2007 and December 31, 2006.

(d)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at September 30, 2007 and December 31, 2006.
ITEM 4. Controls and Procedures.
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.
     There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date October 30, 2007	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 30, 2007		\s\ Beth G. Gordon
Beth G. Gordon Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-Laws (as amended through October 22, 2007) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 26, 2007)

10.1*	Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan, as amended.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.