Form 10-Q
period 2008-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2008-04-29
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 25, 2008	Common stock, $0.01 par value per share	138,944,480 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$621,324	$637,961
Marketable securities	1,282	1,301
Accounts receivable	600,354	522,808
Prepaid expenses and other current assets	101,922	103,120

Total current assets	1,324,882	1,265,190
Drilling and other property and equipment, net of accumulated depreciation	3,144,656	3,040,063
Other assets	33,248	36,212

Total assets	$4,502,786	$4,341,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,430	$3,563
Accounts payable	99,271	132,243
Accrued liabilities	263,613	235,521
Taxes payable	128,688	81,684

Total current liabilities	495,002	453,011

Long-term debt	503,098	503,071
Deferred tax liability	408,093	397,629
Other liabilities	118,405	110,687

Total liabilities	1,524,598	1,464,398

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,792,845 shares issued and 138,876,045 shares outstanding at March 31, 2008; 143,787,206 shares issued and 138,870,406 shares outstanding at December 31, 2007)	1,438	1,438
Additional paid-in capital	1,833,475	1,831,492
Retained earnings	1,257,664	1,158,535
Accumulated other comprehensive gain	24	15
Treasury stock, at cost (4,916,800 shares at March 31, 2008 and December 31, 2007)	(114,413)	(114,413)

Total stockholders’ equity	2,978,188	2,877,067

Total liabilities and stockholders’ equity	$4,502,786	$4,341,465

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Contract drilling	$770,340	$589,912
Revenues related to reimbursable expenses	15,762	18,272

Total revenues	786,102	608,184

Operating expenses:
Contract drilling	287,099	214,002
Reimbursable expenses	13,096	16,071
Depreciation	69,050	55,705
General and administrative	15,722	11,966
Gain on disposition of assets	(51)	(1,502)

Total operating expenses	384,916	296,242

Operating income	401,186	311,942

Other income (expense):
Interest income	4,373	9,793
Interest expense	(1,342)	(10,855)
Loss on sale of marketable securities, net	(1)	(3)
Other, net	1,706	(607)

Income before income tax expense	405,922	310,270

Income tax expense	(115,297)	(86,120)

Net income	$290,625	$224,150

Income per share:
Basic	$2.09	$1.66

Diluted	$2.09	$1.64

Weighted-average shares outstanding:
Shares of common stock	138,873	135,286
Dilutive potential shares of common stock	181	3,542

Total weighted-average shares outstanding	139,054	138,828

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$290,625	$224,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,050	55,705
Gain on disposition of assets	(51)	(1,502)
Loss on sale of marketable securities, net	1	3
Deferred tax provision	10,460	2,956
Accretion of discounts on marketable securities	(482)	(3,990)
Amortization/write-off of debt issuance costs	113	8,979
Amortization of debt discounts	60	62
Stock-based compensation expense	1,677	961
Excess tax benefits from stock-based payment arrangements	(83)	(2,410)
Deferred income, net	9,861	(5,030)
Deferred expenses, net	2,978	(3,626)
Other items, net	2,615	(247)
Changes in operating assets and liabilities:
Accounts receivable	(77,623)	102,109
Prepaid expenses and other current assets	1,600	10,766
Accounts payable and accrued liabilities	(60,638)	(79,733)
Taxes payable	48,372	70,488

Net cash provided by operating activities	298,535	379,641

Investing activities:
Capital expenditures	(125,658)	(98,814)
Proceeds from disposition of assets, net of disposal costs	83	3,867
Proceeds from sale and maturities of marketable securities	300,030	896,587
Purchases of marketable securities	(299,517)	(842,597)
Proceeds from settlement of forward contracts	750	2,423

Net cash used by investing activities	(124,312)	(38,534)

Financing activities:
Payment of dividends	(190,995)	(570,682)
Proceeds from stock plan exercises	52	5,130
Excess tax benefits from stock-based payment arrangements	83	2,410

Net cash used by financing activities	(190,860)	(563,142)

Net change in cash and cash equivalents	(16,637)	(222,035)
Cash and cash equivalents, beginning of period	637,961	524,698

Cash and cash equivalents, end of period	$621,324	$302,663

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
     The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-13926).
     As of April 25, 2008, Loews Corporation, or Loews, owned 50.5% of the outstanding shares of our common stock.
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
Cash and Cash Equivalents, Marketable Securities
     We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. See Note 5.
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
Derivative Financial Instruments
     At March 31, 2008, our derivative financial instruments include foreign currency forward exchange contracts and a contingent interest provision that is embedded in our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, issued on April 11, 2001. See Note 4 and Note 9.
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $12.5 million in each of the three months ended March 31, 2008 and 2007.
     We paid $45.0 million and $5.7 million in U.S. income taxes during the three months ended March 31, 2008 and 2007, respectively. We paid $14.0 million and $5.0 million in foreign income taxes, net of foreign tax refunds, during the three months ended March 31, 2008 and 2007, respectively.
     Cash payments for capital expenditures for the three months ended March 31, 2008, included $43.0 million of capital expenditures that were accrued but unpaid on December 31, 2007. Cash payments for capital expenditures for the three months ended March 31, 2007 included $32.9 million of capital expenditures that were accrued but unpaid at December 31, 2006. Capital expenditures that were accrued but not paid as of March 31, 2008, totaled $89.9 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at March 31, 2008.

     We recorded income tax benefits of $0.1 million and $3.1 million related to employee stock plan exercises during the three months ended March 31, 2008 and 2007, respectively.
     During the three months ended March 31, 2008, the holders of $133,000 in aggregate principal amount of our 1.5% Debentures and the holders of approximately $33,000 accreted, or carrying, value through the date of conversion of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, elected to convert their outstanding debentures into shares of our common stock. See Note 9.
     During the three months ended March 31, 2007, the holders of $438.5 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. During the three months ended March 31, 2008 and 2007, we capitalized interest on qualifying expenditures related to the upgrade of the Ocean Monarch for ultra-deepwater service and the construction of our two jack-up rigs, the Ocean Scepter and Ocean Shield. In addition, we capitalized interest costs on qualifying expenditures related to the upgrade of the Ocean Endeavor through completion of the upgrade in March 2007.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended
	March 31,
	2008	2007

	(In thousands)
Total interest cost including amortization of debt issuance costs	$6,866	$16,284
Capitalized interest	(5,524)	(5,429)

Total interest expense as reported	$1,342	$10,855

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Prepaid expenses and other current assets” and “Other assets,” depending on the maturity of the associated debt, and are amortized over the respective terms of the related debt. Interest expense for the three months ended March 31, 2008 and 2007 included $4,000 and $8.9 million, respectively, in debt issuance costs that we wrote-off in connection with the conversions of our 1.5% Debentures and Zero Coupon Debentures into shares of our common stock during the three months ended March 31, 2008 and 2007.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2008 or 2007.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended
	March 31,
	2008	2007

	(In thousands)
Net income	$290,625	$224,150
Other comprehensive gains (losses), net of tax:
Unrealized holding gain on investments	9	87
Reclassification adjustment for gain included in net income	—	(111)

Comprehensive income	$290,634	$224,126

     The tax related to the change in unrealized holding gains on investments was approximately $5,000 and $47,000 for the quarters ended March 31, 2008 and 2007, respectively.
Currency Translation
     Our functional currency is the U.S. dollar. Currency translation adjustments and transaction gains and losses, including gains and losses from the settlement of foreign currency forward exchange contracts, are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three months ended March 31, 2008 and 2007, we recognized net foreign currency exchange gains of $1.9 million and net foreign currency exchange losses of $0.6 million, respectively. See Note 4.
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
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS 133 and (c) the effect of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We are in the process of reviewing the enhanced disclosure requirements under SFAS 161.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, had no impact on our consolidated results of operations, financial position and cash flows for the three months ended March 31, 2008.
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended
	March 31,
	2008	2007

	(In thousands, except per share data)
Net income – basic (numerator):	$290,625	$224,150
Effect of dilutive potential shares
1.5% Debentures	2	4,021
Zero Coupon Debentures	3	25

Net income including conversions – diluted (numerator)	$290,630	$228,196

Weighted average shares – basic (denominator):	138,873	135,286
Effect of dilutive potential shares
1.5% Debentures	71	3,422
Zero Coupon Debentures	52	59
Stock options and SARs	58	61

Weighted average shares including conversions – diluted (denominator)	139,054	138,828

Earnings per share:
Basic	$2.09	$1.66

Diluted	$2.09	$1.64

     Our computation of diluted earnings per share, or EPS, for the three months ended March 31, 2008 excludes 157,749 stock appreciation rights, or SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the period presented.
     Our computation of diluted EPS for the three months ended March 31, 2007 excludes stock options representing 67,464 shares of common stock and 154,600 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the period presented.
3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2008
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Mortgage-backed securities	$1,245	$37	$1,282

	December 31, 2007
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Mortgage-backed securities	$1,277	$24	$1,301

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Proceeds from sales	$30	$696,587
Proceeds from maturities	300,000	200,000
Gross realized gains	—	42
Gross realized losses	(1)	(45)
4. Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
     Our international operations expose us to foreign exchange risk associated with our costs payable in foreign currencies for employee compensation and purchases from foreign suppliers. We utilize foreign exchange forward contracts to reduce our forward exchange risk. A foreign currency forward exchange contract obligates a contract holder to exchange predetermined amounts of foreign currencies on specified dates.
     During the three months ended March 31, 2008 and 2007, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $0.8 million and $2.4 million, respectively. As of March 31, 2008, we had foreign currency forward exchange contracts outstanding, which aggregated $294.6 million, that require us to purchase the equivalent of $108.1 million in Australian dollars, $68.8 million in Brazilian reais, $84.8 million in British pounds sterling, $15.7 million in Mexican pesos and $17.2 million in Norwegian kroner at various times through January 2009. See Note 5.
     These forward contracts are derivatives as defined by SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. None of the forward contracts that we entered into qualified for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $1.4 million and $0.6 million in our Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We have presented the $3.4 million and $(2.1) million fair value of our outstanding foreign currency forward exchange contracts as “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, in our Consolidated Balance Sheets at March 31, 2008.
Contingent Interest
     Our 1.5% Debentures, of which $3.4 million aggregate principal amount were outstanding as of March 31, 2008, contain a contingent interest provision. The contingent interest component is an embedded derivative as defined by SFAS 133 and accordingly must be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no value at issuance, at December 31, 2007 or at March 31, 2008. See Note 9.
5. Fair Value Disclosures
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which requires additional disclosures about our assets and liabilities that are measured at fair value. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments (such as Money Market Funds), Treasury Bills.

Level 2	Quoted market prices for similar instruments in active markets; quoted priced for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include over-the-counter foreign currency forward exchange contracts that are valued using a model-derived valuation technique and mortgage-backed securities.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2008
	Fair Value Measurements Using			Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair value
	(In thousands)
Assets:
Mortgage-backed securities	$—	$1,282	$—	$1,282
Short-term investments	609,766	—	—	609,766
Forward exchange contracts	—	3,411	—	3,411

Total assets	$609,766	$4,693	$—	$614,459

Liabilities:
Forward exchange contracts	$—	$(2,130)	$—	$(2,130)

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Rig spare parts and supplies	$51,042	$50,699
Deferred mobilization costs	17,607	17,295
Prepaid insurance	3,863	11,444
Deferred tax assets	9,006	9,006
Vendor prepayments	7,469	7,296
Deposits	3,378	2,292
Prepaid taxes	2,453	1,681
Forward exchange contracts	3,411	2
Other	3,693	3,405

Total	$101,922	$103,120

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Drilling rigs and equipment	$4,637,911	$4,540,797
Construction work-in-progress	527,070	453,093
Land and buildings	25,147	24,123
Office equipment and other	31,270	29,742

Cost	5,221,398	5,047,755
Less: accumulated depreciation	(2,076,742)	(2,007,692)

Drilling and other property and equipment, net	$3,144,656	$3,040,063

     Construction work-in-progress at March 31, 2008 consisted of $249.7 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $277.4 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield, including accrued capital expenditures aggregating $71.7 million related to these projects. We anticipate that both the Ocean Scepter and Ocean Shield will be delivered in the second quarter of 2008 and that the upgrade of the Ocean Monarch will be completed in late 2008.
8. Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Accrued project/upgrade expenses	$135,286	$95,778
Payroll and benefits	43,594	52,975
Deferred revenue	38,785	36,134
Personal injury and other claims	10,854	8,692
Interest payable	4,161	10,413
Other	30,933	31,529

Total	$263,613	$235,521

9. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Zero Coupon Debentures (due 2020)	$3,932	$3,931
1.5% Debentures (due 2031)	3,430	3,563
5.15% Senior Notes (due 2014)	249,580	249,566
4.875% Senior Notes (due 2015)	249,586	249,574

	506,528	506,634
Less: Current maturities	3,430	3,563

Total	$503,098	$503,071

     The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2008 are as follows:

(In thousands)
2008	$3,430
2009	—
2010	3,932
2011	—
2012	—
Thereafter	499,166

506,528

Less: Current maturities	3,430

Total	$503,098

     Debt Conversions. During the first quarter of 2008, the holders of $133,000 in aggregate principal amount of our 1.5% Debentures and the holders of approximately $33,000 accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 3,139 shares of our common stock pursuant to these conversions during the first quarter of 2008. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during the quarter ended March 31, 2008 was $50,000.
     At March 31, 2008, there was $6.0 million aggregate principal amount at maturity or $3.9 million accreted, or carrying, value of our Zero Coupon Debentures outstanding.
     Subsequent to March 31, 2008 and prior to April 15, 2008, the holders of $3.4 million in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into 68,435 shares of our common stock. On April 15, 2008, we completed the redemption of all of our outstanding 1.5% Debentures and, as a result, redeemed the remaining $73,000 aggregate principal amount of our 1.5% Debentures.
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
     Litigation. We are a defendant in a lawsuit filed in January 2005 in the U.S. District Court for the Eastern District of Louisiana on behalf of Total E&P USA, Inc. and several oil companies alleging that our semisubmersible rig, the Ocean America, damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan. The plaintiffs seek damages from us including, but not limited to, loss of revenue, that are currently estimated to be in excess of $100 million, together with interest, attorneys’ fees and costs. We deny any liability for plaintiffs’ alleged loss.
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
     Various other claims have been filed against us in the ordinary course of business. In the opinion of our management, the pending or known threatened claims, actions or proceedings against us are not expected to have a material adverse effect on our consolidated financial position, results of operations and cash flows.
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. At March 31, 2008, our loss reserves related to our Brazilian operations aggregated $8.7 million, of which $1.3 million and $7.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $8.5 million at December 31, 2007, of which $1.9 million was recorded in “Accrued liabilities” and $6.6 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence (or $10.0 million if hurricane-related), with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We estimate our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At March 31, 2008, our estimated liability for personal injury claims was $30.8 million, of which $10.2 million and $20.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2007, we had recorded loss reserves for personal injury claims aggregating $32.0 million, of which $8.5 million and $23.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of March 31, 2008, we had purchase obligations aggregating approximately $175 million related to the major upgrade of the Ocean Monarch and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. We expect to complete funding of these projects in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2008, except for those related to our direct rig operations, which arise during the normal course of business.

11. Segments and Geographic Area Analysis
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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

High-Specification Floaters	$281,071	$246,381
Intermediate Semisubmersibles	373,222	223,726
Jack-ups	116,047	119,805

Total contract drilling revenues	770,340	589,912
Revenues related to reimbursable expenses	15,762	18,272

Total revenues	$786,102	$608,184

Geographic Areas
     At March 31, 2008, our drilling rigs were located offshore twelve countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

United States	$323,513	$332,244

Foreign:
Europe/Africa/Mediterranean	137,531	98,461
South America	127,537	51,413
Australia/Asia/Middle East	106,975	94,310
Mexico	90,546	31,756

Total revenues	$786,102	$608,184

12. Income Taxes
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands subsidiary, which we wholly own. Because it was our intention to indefinitely reinvest the earnings of the subsidiary in foreign activities, no U.S. federal income taxes were provided on these earnings in years subsequent to its formation until December 2007, except to the extent that such earnings were immediately subject to U.S. federal income taxes. In December 2007, this subsidiary made a non-recurring distribution of $850.0 million to its U.S. parent and we recognized U.S. federal income tax on the portion of the earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. As of December 31, 2007, the amount of previously untaxed earnings of this subsidiary was zero. Notwithstanding the non-recurring distribution made in December 2007, it remains our intention to indefinitely reinvest future earnings of this subsidiary to finance foreign activities. Consequently no U.S. federal income taxes were provided in the three months ended March 31, 2008 on the earnings of this subsidiary except to the extent that such earnings were immediately subject to U.S. federal income taxes.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. During the three months ended March 31, 2008 we recognized $0.9 million of tax expense for uncertain tax positions related to fiscal 2008, $0.1 million of which was penalty related tax expense. During the three months ended March 31, 2007, we recognized $0.3 million of tax expense for uncertain tax positions related to fiscal 2007, $0.1 million of which was penalty related tax expense. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the quarter ended March 31, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We are a leader in deep water drilling with a fleet of 44 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 13 jack-ups and one drillship. In addition, we are currently commissioning the recently completed premium jack-up drilling rig, the Ocean Shield, in Singapore and another premium jack-up drilling rig, the Ocean Scepter, is under construction at a shipyard in Brownsville, Texas. We expect both construction and commissioning of the Ocean Scepter to be completed during the second quarter of 2008.
Overview
Industry Conditions
     Worldwide demand for our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs remained strong in the first quarter of 2008. The jack-up market in the U.S. Gulf of Mexico, or GOM, experienced improved demand for the first time in the past nine months, resulting in higher utilization of our jack-up rigs and slightly improved dayrates. Positive fundamental market conditions remain in place for all classes of our offshore drilling rigs worldwide.
     Gulf of Mexico. In the GOM, the market for our high-specification semisubmersible equipment remains firm. One of our high-specification rigs is contracted for work in the GOM until late in the fourth quarter of 2008, while the remaining seven high-specification rigs currently located in the GOM have contracts that extend well into 2009 or beyond, including two at dayrates as high as $500,000 for future work.   In many cases, these contracts also include un-priced option periods that have neither been exercised nor have expired.  We believe that the GOM semisubmersible market will remain strong in 2008.
     Our jack-up fleet in the GOM experienced improved utilization and dayrates during the first quarter of 2008, compared to the fourth quarter of 2007. That improvement is continuing into the second quarter of 2008, although the well-to-well nature of the market persists. The international market for jack-up rigs remains generally strong, although four of the industry’s 300-ft. water-depth-rated jack-ups were ready stacked in the Middle East late in the first quarter, including our Ocean Heritage. These four rigs represent a very small percentage of the industry’s overall international jack-up fleet, and we believe it would be premature to conclude whether this is indicative of a trend.
     Brazil. Since late 2007, Brazil has announced three new major offshore discoveries of oil and natural gas, each of which will require significant development drilling to bring into production. With this added impetus, Petrobras continues to contract offshore rigs well into the next decade, and we therefore expect the Brazilian floater market to remain strong during 2008. Diamond Offshore currently has six rigs operating in Brazil and expects to have a total of eight rigs working in the country by the third quarter of 2008. Contracts for these units extend from 2010 to 2015.
     North Sea. Effective semisubmersible utilization remains at 100 percent in the North Sea where we have three semisubmersible rigs in the United Kingdom, or U.K., and one semisubmersible unit in Norway. The current contract for one of our four rigs in the North Sea had been scheduled to end in the second quarter of 2009, but that contract has now been extended for two years at a dayrate in the mid-$380,000 range and will conclude in the second quarter of 2011. The other three rigs have term contracts that extend into 2010.
     Australia/Asia/Middle East/Mediterranean. We currently have five semisubmersible rigs and one jack-up unit operating in the Australia/Asia market, and three jack-up rigs and one semisubmersible rig located in the Middle East/Mediterranean sector. Early in the second quarter of 2008 we contracted the semisubmersible Ocean General for two years of work in Vietnam at a dayrate in the low $280,000 range, and we contracted the semisubmersible Ocean Bounty for two years of work in Australia extending until 2011 in the mid-$420,000 range. In addition, construction has been completed on our new-build jack-up rig, the Ocean Shield, and the unit is being commissioned. The rig, which already had a one-year contract for work in Australia, has received an additional

Letter of Intent, or LOI, for a five-month job in Malaysia at a dayrate in the mid-$170,000 range. This work is expected to commence in late May and be completed in late October 2008, after which the rig will proceed to the Australian contract. We believe that the Australia/Asia/Middle East and Mediterranean floater markets will remain strong during 2008.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of April 24, 2008, February 7, 2008 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2007) and April 24, 2007 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007) and reflects both firm commitments (typically represented by signed contracts), as well as previously-disclosed LOIs. An LOI is subject to customary conditions, including the execution of a definitive agreement. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Changes in our contract drilling backlog between periods is a function of both the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 24,	February 7,	April 24,
	2008	2008	2007
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,100,000	$4,448,000	$4,058,000
Intermediate Semisubmersibles	6,188,000	5,985,000	3,877,000
Jack-ups (1)	466,000	421,000	454,000

Total	$10,754,000	$10,854,000	$8,389,000

(1)	Contract drilling backlog as of April 24, 2008 includes an aggregate $27.5 million in contract drilling revenue relating to expected future work under an LOI.
     The following table reflects the amount of our contract drilling backlog by year as of April 24, 2008.

	For the Years Ending December 31,
	Total	2008(1)	2009	2010	2011 - 2015
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,100,000	$980,000	$1,064,000	$798,000	$1,258,000
Intermediate Semisubmersibles	6,188,000	1,239,000	1,675,000	1,328,000	1,946,000
Jack-ups (2)	466,000	263,000	200,000	3,000	—

Total	$10,754,000	$2,482,000	$2,939,000	$2,129,000	$3,204,000

(1)	Represents a nine-month period beginning April 1, 2008.

(2)	Includes an aggregate $27.5 million in contract drilling revenue which is expected to be earned during 2008 relating to expected future work under an LOI.

     The following table reflects the percentage of rig days committed by year as of April 24, 2008. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected delivery dates for the Ocean Monarch, and our two new-build jack-up rigs, the Ocean Scepter and Ocean Shield.

	For the Years Ending December 31,
	2008(1)	2009	2010	2011 - 2015

Rig Days Committed (2)
High-Specification Floaters	99%	72%	50%	14%
Intermediate Semisubmersibles	94%	87%	62%	20%
Jack-ups	56%	22%	—	—

(1)	Represents a nine-month period beginning April 1, 2008.

(2)	Includes approximately 902 and 501 scheduled shipyard, survey and mobilization days for 2008 and 2009, respectively.
General
     Our revenues vary based on the number of days our fleet is utilized and the dayrates earned. Utilization and dayrates earned are a function of global and regional balance between supply of rigs and demand. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, we may mobilize our rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in the balance of supply and demand, we may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.
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
     Under our current insurance policy that expires on May 1, 2008, our deductible for physical damage due to named windstorms in the U.S. Gulf of Mexico is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125.0 million.  Accordingly, our insurance coverage for all physical damage to our rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending May 1, 2008 is limited to $125.0 million.  If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment or to the property of others for which we may be liable, it could have a material adverse effect on our financial position, results of operations and cash flows.
     We are in the process of renewing our principal insurance coverages effective May 1, 2008. We expect our coverage, deductibles and policy limits for physical damage to be similar to those of our current policy.
     Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 34, “Capitalization of Interest Cost,” or SFAS 34. During 2005 and 2006, we began capitalizing interest with respect to expenditures related to our upgrade of the Ocean Monarch and the construction of our two new jack-up rigs. Pursuant to SFAS 34, the period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. See Note 1 “General Information – Capitalized Interest” to our Consolidated Financial Statements included in Item 1 of this report.
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
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to these policies during the three months ended March 31, 2008.

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
Three Months Ended March 31, 2008 and 2007
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended
	March 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)

CONTRACT DRILLING REVENUE
High-Specification Floaters	$281,071	$246,381	$34,690
Intermediate Semisubmersibles	373,222	223,726	149,496
Jack-ups	116,047	119,805	(3,758)

Total Contract Drilling Revenue	$770,340	$589,912	$180,428

Revenues Related to Reimbursable Expenses	$15,762	$18,272	$(2,510)

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$91,898	$62,234	$(29,664)
Intermediate Semisubmersibles	144,800	102,751	(42,049)
Jack-ups	46,587	40,926	(5,661)
Other	3,814	8,091	4,277

Total Contract Drilling Expense	$287,099	$214,002	$(73,097)

Reimbursable Expenses	$13,096	$16,071	$2,975

OPERATING INCOME
High-Specification Floaters	$189,173	$184,147	$5,026
Intermediate Semisubmersibles	228,422	120,975	107,447
Jack-ups	69,460	78,879	(9,419)
Other	(3,814)	(8,091)	4,277
Reimbursable expenses, net	2,666	2,201	465
Depreciation	(69,050)	(55,705)	(13,345)
General and administrative expense	(15,722)	(11,966)	(3,756)
Gain on disposition of assets	51	1,502	(1,451)

Total Operating Income	$401,186	$311,942	$89,244

Other income (expense):
Interest income	4,373	9,793	(5,420)
Interest expense	(1,342)	(10,855)	9,513
Loss on sale of marketable securities	(1)	(3)	2
Other, net	1,706	(607)	2,313

Income before income tax expense	405,922	310,270	95,652
Income tax expense	(115,297)	(86,120)	(29,177)

NET INCOME	$290,625	$224,150	$66,475

     Demand remained strong for our high-specification and intermediate rigs in all markets and geographic regions during the first three months of 2008. In addition, our jack-up rigs in the GOM experienced improved demand and slightly improved dayrates during the quarter ended March 31, 2008. Continued high overall utilization and historically high dayrates contributed to an overall increase in our net income of $66.5 million, or 30%, to $290.6 million in the first quarter of 2008 compared to $224.1 million in the same period of 2007. In many of the markets in which we operate, average dayrates increased as our rigs began operating under backlogged contracts at higher dayrates than those earned during the first quarter of 2007, resulting in the generation of additional contract drilling revenues by our fleet. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys. Total contract drilling revenues in the first quarter of 2008 increased $180.4 million, or 31%, to $770.3 million compared to $589.9 million in the same period a year earlier.
     Total contract drilling expenses increased $73.1 million, or 34%, in the first three months of 2008, compared to the same period in 2007. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of our drilling units across our fleet, additional survey and related maintenance costs, contract preparation and mobilization costs, as well as the inclusion of normal operating costs for the Ocean Endeavor, which returned to service in the second quarter of 2007 after a major upgrade. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses.
     Depreciation and general and administrative expenses increased $17.1 million, or 25%, to $84.8 million in the aggregate during the first quarter of 2008, compared to the first quarter of 2007 due to a higher depreciable asset base and higher payroll and consulting costs during 2008.
High-Specification Floaters.

	Three Months Ended
	March 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)

HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$235,983	$194,370	$41,613
Australia/Asia/Middle East	17,643	19,765	(2,122)
South America	27,445	32,246	(4,801)

Total Contract Drilling Revenue	$281,071	$246,381	$34,690

CONTRACT DRILLING EXPENSE
GOM	$54,022	$36,637	$(17,385)
Australia/Asia/Middle East	6,595	5,935	(660)
South America	31,281	19,662	(11,619)

Total Contract Drilling Expense	$91,898	$62,234	$(29,664)

OPERATING INCOME	$189,173	$184,147	$5,026

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $41.6 million during the first quarter of 2008 compared to the same period in 2007, primarily due to higher average dayrates earned during the 2008 period ($34.8 million). Average operating revenue per day for our rigs in this market, excluding the Ocean Endeavor, increased to $376,600 during the first quarter of 2008 compared to $316,100 in the first quarter of 2007. Excluding the Ocean Endeavor, six of our seven other high-specification semisubmersible rigs in the GOM are currently operating at dayrates higher than those they earned during the first quarter of 2007. The Ocean Endeavor began operating during the third quarter of 2007 after completion of its upgrade which began in 2005 and generated revenues of $21.2 million in the GOM in the first three months of 2008.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, decreased from 98% in the first quarter of 2007 to 89% in the first quarter of 2008, resulting in a $14.4 million decline in revenues comparing the quarters. The decline in utilization during the 2008 period was primarily the result of scheduled downtime for a special survey for the Ocean Victory (55 days).

     Operating costs during the first quarter of 2008 for our high-specification floaters in the GOM increased $17.4 million to $54.0 million (including $7.2 million in normal operating expenses for the Ocean Endeavor) compared to the first quarter of 2007. Operating costs for the first quarter of 2008 also include costs associated with the special survey of the Ocean Victory, as well as higher labor, benefits and other personnel-related costs for all of our rigs operating in the GOM as compared to the same period in 2007.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, our high-specification rig operating offshore Malaysia, decreased $2.1 million in the first quarter of 2008, as compared to the same period in 2007, primarily due to a lower operating dayrate earned by the rig in the first three months of 2008 due to the rig temporarily resuming a prior drilling program at a lower dayrate.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil decreased $4.8 million compared to the first quarter of 2007 to $27.4 million in the first quarter of 2008. The decrease in revenue was primarily due to a decline in utilization ($9.1 million) resulting from unpaid downtime during the first quarter of 2008 for a special survey for the Ocean Clipper (52 days). The decline in revenues in the first quarter of 2008 was partially offset by an increase in the average operating revenue per day from $183,400 during the first quarter of 2007 to $213,300 during the first quarter of 2008, which contributed additional revenues of $4.3 million.
     Contract drilling expense for our operations in Brazil increased $11.6 million during the first three months of 2008 compared to the same period in 2007. The increase in costs is primarily due to inspection, related repair and other costs associated with the first quarter 2008 and fourth quarter 2007 surveys of the Ocean Clipper and the Ocean Alliance, respectively.
Intermediate Semisubmersibles.

	Three Months Ended
	March 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)

INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$27,300	$47,755	$(20,455)
Mexico	66,229	16,120	50,109
Australia/Asia/Middle East	69,131	55,021	14,110
Europe/Africa/Mediterranean	110,470	85,663	24,807
South America	100,092	19,167	80,925

Total Contract Drilling Revenue	$373,222	$223,726	$149,496

CONTRACT DRILLING EXPENSE
GOM	$5,982	$18,834	$12,852
Mexico	19,371	13,373	(5,998)
Australia/Asia/Middle East	41,460	23,503	(17,957)
Europe/Africa/Mediterranean	38,103	32,928	(5,175)
South America	39,884	14,113	(25,771)

Total Contract Drilling Expense	$144,800	$102,751	$(42,049)

OPERATING INCOME	$228,422	$120,975	$107,447

     GOM. Revenues generated during the first quarter of 2008 by our intermediate semisubmersible fleet decreased $20.5 million compared to the same period in 2007, primarily as a result of the relocation of three of our rigs from the GOM to other markets. The Ocean Voyager and Ocean New Era relocated to Mexico and began operating during the fourth quarter of 2007. The Ocean Concord relocated to Brazil at the end of 2007 and began operating in the first quarter of 2008. During the first quarter of 2007, these three rigs generated revenues of $47.8 million. Only the Ocean Saratoga operated in the GOM during the first three months of 2008, generating $27.3 million in revenues. The Ocean Saratoga was out-of-service for the entire first quarter of 2007 for a service life extension project.

     Contract drilling expenses in the GOM decreased by $12.9 million during the first quarter of 2008 compared to the first quarter of 2007 primarily due to the absence of operating costs ($10.3 million) for the Ocean Voyager, Ocean New Era and Ocean Concord which were relocated to other markets during 2007. Operating costs during the first quarter of 2008 were further reduced due to the absence of operating costs associated with service life extension projects for both the Ocean Whittington and the Ocean Saratoga, which were more than offset by normal operating costs for the Ocean Saratoga and costs associated with Brazil contract preparations for the Ocean Yorktown during the same quarter.
     Mexico. Revenues generated by our intermediate semisubmersible rigs operating offshore Mexico increased $50.1 million in the first quarter of 2008 as compared to the first quarter of 2007. The addition of the Ocean New Era and Ocean Voyager to our Mexican fleet generated an additional $53.0 million in revenues in the region during the first quarter of 2008. However, revenues for the first quarter of 2008 were also negatively impacted ($10.9 million) by the relocation of the Ocean Yorktown to the GOM and the Ocean Worker to Trinidad and Tobago in the third and fourth quarters of 2007, respectively, after completion of their contracts with PEMEX – Exploración Y Producción, or PEMEX.
     Revenues for the first quarter of 2008 were also favorably impacted by an increase in the average operating dayrate for the Ocean Ambassador from $55,000 during the first quarter of 2007 to $190,000 during the first quarter of 2008, partially offset by the effect of increased downtime for repairs and subsequent demobilization to the GOM ($8.0 million).
     Our operating costs in Mexico increased by $6.0 million in the first quarter of 2008 compared to the same period in 2007, primarily due to the inclusion of normal operating costs for the Ocean New Era and Ocean Voyager, as well as costs to mobilize the Ocean Ambassador from Mexico to the GOM after completion of its contract with PEMEX at the end of the first quarter of 2008. The overall increase in costs between the first quarters of 2007 and 2008 was partially offset by the absence of operating costs for the Ocean Worker and Ocean Yorktown due to their relocation from Mexico subsequent to the first quarter of 2007.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East regions generated revenues of $69.1 million in the first quarter of 2008 compared to revenues of $55.0 million in the same period in 2007. The $14.1 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $155,000 during the first quarter of 2007 to $234,300 during the first quarter in 2008, which generated additional revenues of $20.7 million during 2008. The increase in average operating revenue per day is attributable to our three intermediate semisubmersibles operating offshore Australia earning a higher contractual dayrate during the first quarter of 2008, as compared to the same period in 2007. The Ocean General relocated to Indonesia from Vietnam after the first quarter of 2007 and earned an average dayrate lower than it previously attained while operating offshore Vietnam.
     Average utilization in this region decreased to 81% during the first quarter of 2008 from 97% utilization during the first quarter of 2007, primarily due to 64 days of unpaid downtime for a special survey of the Ocean Patriot that reduced revenues by $5.8 million.
     Contract drilling expense for the Australia/Asia/Middle East region increased $18.0 million in the first quarter of 2008 compared to the first quarter of 2007, primarily due to costs associated with a special survey of and related repairs to the Ocean Patriot, as well as higher normal operating costs for the rig operating offshore Australia during the first quarter of 2008 compared to operating offshore New Zealand during the comparable quarter of 2007. In addition, our other two intermediate semisubmersibles operating offshore Australia experienced higher labor and personnel-related and shorebase costs during the first quarter of 2008 compared to the first quarter of the prior year.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean regions increased $24.8 million in the first quarter of 2008 compared to the same period in 2007 primarily due to higher dayrates earned by our three rigs operating in the U.K. sector of the North Sea. Average operating revenue per day for our U.K. semisubmersibles increased from $183,300 in the first quarter of 2007 to $285,000 in the first quarter of 2008, contributing $25.2 million in additional revenue in the 2008 quarter as compared to the same period in 2007.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $5.2 million in the first quarter of 2008 compared to the first quarter of 2007, primarily due to higher labor and benefits costs, repairs and normal operating costs incurred in 2008 for our rigs operating in the North Sea (both U.K. and Norwegian sectors).

     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $80.9 million to $100.1 million in the first quarter of 2008 from $19.2 million in the first quarter of 2007. During the first quarter of 2008, we had five rigs operating in the region compared to only two rigs operating in the region during the same period in 2007. Following the first quarter of 2007, we relocated the Ocean Whittington (Brazil), Ocean Concord (Brazil) and the Ocean Worker (Trinidad and Tobago) to this region where they generated aggregate revenues of $77.0 million in the first quarter of 2008.
     Average utilization for our other two semisubmersible rigs operating offshore Brazil in the first quarter of both 2008 and 2007, increased from 90% during the first quarter of 2007 to 99% during the first quarter of 2008 as a result of fewer days of unpaid downtime and generated $2.2 million in additional revenues. In addition, first quarter average operating revenue per day in 2008 for these two rigs increased to $128,600 from $118,700 in 2007, primarily due to higher performance bonuses earned during the first quarter of 2008, and resulted in a $1.8 million increase in revenue over the first three months of 2007.
     Operating expenses for our operations in the South American region increased $25.8 million in the first quarter of 2008, as compared to the first quarter of 2007, primarily due to normal operating costs for the three additional rigs that we moved to the region in 2007 ($22.2 million). Higher labor and other personnel-related expenses, freight and repair and maintenance costs for the Ocean Yatzy and Ocean Winner resulted in increased contract drilling expenses of $3.3 million during the first three months of 2008 compared to the same period in 2007.
Jack-Ups.

	Three Months Ended
	March 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)

JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$44,469	$71,847	$(27,378)
Mexico	24,317	15,636	8,681
Australia/Asia/Middle East	20,200	19,524	676
Europe/Africa/Mediterranean	27,061	12,798	14,263

Total Contract Drilling Revenue	$116,047	$119,805	$(3,758)

CONTRACT DRILLING EXPENSE
GOM	$24,337	$25,338	$1,001
Mexico	9,025	3,799	(5,226)
Australia/Asia/Middle East	7,218	7,561	343
Europe/Africa/Mediterranean	6,007	4,228	(1,779)

Total Contract Drilling Expense	$46,587	$40,926	$(5,661)

OPERATING INCOME	$69,460	$78,879	$(9,419)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $27.4 million during the first quarter of 2008 compared to the first quarter of 2007. The decline in revenues is primarily due to the relocation of two of our jack-up rigs from the GOM to other markets, namely, the Ocean King to Croatia in the third quarter of 2007 and the Ocean Columbia to Mexico in the first quarter of 2008. These two rigs generated $21.1 million in revenues while operating in the GOM during the first three months of 2007. In addition, average operating revenue per day in the first quarter of 2008, excluding the Ocean King and Ocean Columbia, decreased to $74,300 from $95,500 in the first quarter of 2007, resulting in a $12.4 million decrease in revenue from the same period a year earlier.
     Average utilization (excluding the Ocean King and Ocean Columbia) increased from 84% during the first quarter of 2007 to 94% during the first quarter of 2008, resulting in an increase in revenues of $6.1 million. The increase in utilization was primarily due to an improvement in market conditions in the GOM that resulted in fewer ready-stack days for certain of our jack-up rigs between wells during the first quarter of 2008 (22 days) compared to the same period in 2007 (89 days).

     Contract drilling expense in the GOM decreased by $1.0 million during the first quarter of 2008 compared to the same period in 2007. The overall decrease in operating costs during the first quarter of 2008 was due to the absence of operating costs in the GOM for the Ocean King and Ocean Columbia, which reduced operating expenses by $4.8 million. Operating costs for our remaining rigs in the GOM reflect higher labor and benefits costs due to regular salary increases, higher maintenance and repair costs and higher overhead costs in the first quarter of 2008 as compared to the first quarter of 2007.
     Mexico. Revenue and contract drilling expense from our rigs operating in Mexico increased $8.7 million and $5.2 million, respectively, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the operation of the Ocean Columbia offshore Mexico, beginning in the first quarter of 2008. The Ocean Columbia generated $8.5 million in revenues and incurred $4.9 million in operating expenses during the first three months of 2008.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean regions increased $14.3 million during the first quarter of 2008 compared to the same period in 2007. The Ocean Spur, which operated offshore Tunisia and Egypt during the first quarters of 2007 and 2008, respectively, generated $3.7 million in additional revenues in the first quarter of 2008 compared to the same period in 2007. The additional contribution to revenues is primarily due to a $6.5 million lump-sum demobilization fee earned by the Ocean Spur upon completion of its initial contract in Egypt during the first quarter of 2008 and the effect of a higher contracted dayrate operating offshore Egypt compared to Tunisia. During 2007, the rig recognized $1.3 million in mobilization fees related to its contract offshore Tunisia. The rig’s favorable operating results offshore Egypt were partly offset by reduced utilization associated with the Ocean Spur’s intermediate survey during the first quarter of 2008.
     During the first quarter of 2008, the Ocean King earned revenues of $10.6 million under a two-year bareboat charter offshore Croatia and incurred operating expenses of $1.3 million.
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $2.7 million and $2.2 million for the quarters ended March 31, 2008 and 2007, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
Depreciation.
     Depreciation expense increased $13.3 million to $69.0 million during the first three months of 2008 compared to $55.7 million during the same period in 2007 primarily due to depreciation associated with capital additions in 2007 and 2008, as well as higher depreciation expense for the Ocean Endeavor due to the completion of its major upgrade in March 2007.
General and Administrative Expense.
     We incurred general and administrative expense of $15.7 million in the first quarter of 2008 compared to $12.0 million in the same period in 2007. The $3.7 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases and engineering consulting fees, partially offset by lower legal fees resulting from an insurance reimbursement related to certain litigation.
Interest Expense.
     We recorded interest expense during the first quarter of 2008 of $1.3 million, representing a $9.5 million decrease in interest cost compared to the same period in 2007. This decrease was primarily attributable to lower interest cost associated with our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures. Interest expense in the first quarter of 2007 included $8.9 million in debt issuance costs that we wrote off in connection with conversions during the period of our 1.5% Debentures and our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, into shares of our common stock. See “– Liquidity and Capital Requirements – Debt Conversions.”

Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. We recorded other income, net of $1.7 million during the first quarter of 2008 and other expense, net of $0.6 million in the first quarter of 2007.
     During the three months ended March 31, 2008 and 2007, we recognized net foreign currency exchange gains of $1.9 million and net foreign currency exchange losses of $0.6 million, respectively.
Income Tax Expense.
     Our effective tax rate for the three months ended March 31, 2008 was 28.4%, compared to the 27.5% effective tax rate for the comparable period in 2007.
     We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. During the three months ended March 31, 2008 we recognized $0.9 million of tax expense for uncertain tax positions related to fiscal 2008, $0.1 million of which was penalty related tax expense. During the three months ended March 31, 2007 we recognized $0.3 million of tax expense for uncertain tax positions related to fiscal 2007, $0.1 million of which was penalty related tax expense. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the quarter ended March 31, 2008.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “– $285 Million Revolving Credit Facility.”
     At March 31, 2008, we had $621.3 million in “Cash and cash equivalents” and $1.3 million in “Marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. Our internally generated cash flow is directly related to our business and the geographic regions in which we operate. Deterioration in the offshore drilling market or poor operating results may result in reduced cash flows from operations. The dayrates we receive for our drilling rigs and rig utilization rates are a function of rig supply and demand in the marketplace, which is generally correlated with the price of oil and natural gas. Demand for drilling services is dependent upon the level of expenditures by oil and gas companies for offshore exploration and development, a variety of political and economic factors and availability of rigs in a particular geographic region. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. These external factors which affect our cash flows from operations are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “– Overview – Industry Conditions,” “ – Forward-Looking Statements.”
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
     Based on our current credit ratings at March 31, 2008, the applicable margin on LIBOR loans would have been 0.24%. As of March 31, 2008, there were no loans outstanding under the Credit Facility; however, $54.0 million in letters of credit were issued and outstanding under the Credit Facility.
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
Debt Conversions.
     Prior to April 15, 2008, our 1.5% Debentures were convertible into shares of our common stock. During the period from April 1, 2008 to April 14, 2008, the holders of $3.4 million in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 68,435 shares of our common stock pursuant to these conversions.
     On April 15, 2008, we completed the redemption of all of our outstanding 1.5% Debentures, and, as a result, redeemed $73,000 aggregate principal amount of our 1.5% Debentures ,and we paid all accrued and unpaid interest. We had no 1.5% Debentures outstanding as of April 15, 2008.
Purchase Obligations Related to Rig Construction/Modifications.
     Purchase Obligations. As of March 31, 2008 we had purchase obligations aggregating approximately $175 million related to the major upgrade of the Ocean Monarch and construction of our two new jack-up rigs, the Ocean Scepter and Ocean Shield. We expect to complete funding of these projects in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at March 31, 2008 except for those related to our direct rig operations, which arise during the normal course of business.
Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of March 31, 2008 in the amount of $172.2 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $54.0 million in letters of credit issued under our Credit Facility. During 2008 we purchased two additional bonds totaling $11.9 million from a related party after obtaining competitive quotes. Premiums and fees associated with these bonds totaled $57,000. Agreements relating to approximately $108.1 million of performance bonds can require collateral at any time. As of March 31, 2008, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements do not require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     The upgrade of the Ocean Monarch continues in Singapore with expected delivery of the upgraded rig late in the fourth quarter of 2008. We expect to spend approximately $308 million to modernize this rig of which $197.8 million had been spent through March 31, 2008.
     Construction of one of our two high-performance, premium jack-up rigs, the Ocean Shield, has been completed and the rig is currently being commissioned. Construction of the Ocean Scepter is nearing completion, and we expect commissioning of the rig to be completed during the second quarter of 2008. The aggregate expected cost for both rigs is approximately $320 million, including drill pipe and capitalized interest, of which $257.6 million had been spent through March 31, 2008.
     We have budgeted approximately $500 million in additional capital expenditures in 2008 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. During the first three months of 2008, we spent approximately $100 million on our continuing rig capital maintenance program (other rig upgrades and new construction) and to meet other corporate capital expenditure requirements, including $11.4 million towards modification of certain of our rigs to meet contractual requirements. We expect to finance our 2008 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At March 31, 2008 and December 31, 2007, we had no off-balance sheet debt or other arrangements.

Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarter ended March 31, 2008 compared to the same quarter in 2007.
Net Cash Provided by Operating Activities.

	Three Months Ended March 31,
	2008	2007	Change
	(In thousands)

Net income	$290,625	$224,150	$66,475
Net changes in operating assets and liabilities	(88,289)	103,630	(191,919)
Loss on sale of marketable securities	1	3	(2)
Depreciation and other non-cash items, net	96,198	51,858	44,340

	$298,535	$379,641	$(81,106)

     Our cash flow from operations decreased $81.1 million, or 21%, during the three months ended March, 31 2008 compared to the first three months of 2007. The decrease in cash flow from operations is primarily due to an increase in net cash required to satisfy our working capital requirements. Trade and other receivables used $77.6 million during the first three months of 2008 compared to providing $102.1 million during the first three months of 2007 due to normal changes in the billing cycle combined with the effect of higher dayrates earned by our rigs subsequent to the first quarter of 2007. During the first quarter of 2007, we also received insurance proceeds of $20.0 million related to the settlement of certain hurricane-related insurance claims (we received total insurance proceeds of $21.4 million of which $1.4 million was included in net cash used in investing activities). During the first three months of 2008, we made estimated U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $45.0 million and $14.0 million, respectively.
     The increase in cash used to satisfy our working capital requirements during the first quarter of 2008 was partially offset by an increase in net income and depreciation and other, net non-cash items compared to the first quarter of 2007. The increase in net income for the first three months of 2008 is primarily the result of higher average dayrates earned by our rigs as a result of continued high worldwide demand for offshore contract drilling services subsequent to the first quarter of 2007. The favorable contribution to cash flows was partially offset by lower utilization of our offshore drilling units in some of the markets in which we operate due to planned downtime for modifications to our rigs to meet customer requirements and regulatory surveys.
Net Cash Used in Investing Activities.

	Three Months Ended March 31,
	2008	2007	Change
	(In thousands)

Purchase of marketable securities	$(299,517)	$(842,597)	$543,080
Proceeds from sale of marketable securities	300,030	896,587	(596,557)
Capital expenditures	(125,658)	(98,814)	(26,844)
Proceeds from disposition of assets	83	3,867	(3,784)
Proceeds from settlement of forward contracts	750	2,423	(1,673)

	$(124,312)	$(38,534)	$(85,778)

     Our investing activities used $124.3 million during the first three months of 2008 compared to $38.5 million during the comparable period in 2007. During the first three months of 2008, we sold marketable securities, net of purchases, of $0.5 million compared to net sales of $54.0 million during the comparable period in 2007. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as responses to actual or anticipated events or conditions in the securities or other markets.
     During the first three months of 2008, we spent approximately $25.5 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter and Ocean Shield compared to $32.8 million during the first three months of 2007 for major upgrades and rig construction. Expenditures for our ongoing capital maintenance programs, including rig modifications to meet contractual requirements, were $100.1 million during the first three months of 2008 compared to $66.0 million during the comparable period in 2007. The increase in expenditures related to our ongoing capital maintenance program in 2008 compared to 2007 is related to an increase in discretionary funds available for capital spending in 2008, as well as a response to customer and capital maintenance requirements. See “- Liquidity and Capital Requirements — Capital Expenditures.”
     As of March 31, 2008, we had foreign currency forward exchange contracts outstanding, which aggregated $294.6 million, that require us to purchase the equivalent of $108.1 million in Australian dollars, $68.8 million in Brazilian reais, $84.8 million in British pounds sterling, $15.7 million in Mexican pesos and $17.2 million in Norwegian kroner at various times through January 2009.
Net Cash Used in Financing Activities.

	Three Months Ended March 31,
	2008	2007	Change
	(In thousands)
Payment of dividends	$(190,995)	$(570,682)	$379,687
Proceeds from stock plan exercises	52	5,130	(5,078)
Other	83	2,410	(2,327)

	$(190,860)	$(563,142)	$372,282

     During the first three months of 2008, we paid cash dividends totaling $191.0 million (consisting of an aggregate regular quarterly cash dividend of $17.4 million, or $0.125 per share of our common stock, and a special cash dividend of $1.25 per share of our common stock, totaling $173.6 million). During the first three months of 2007, we paid cash dividends totaling $570.7 million (consisting of an aggregate regular quarterly dividend of $17.3 million, or $0.125 per share of our common stock per quarter, and a special cash dividend of $4.00 per share of our common stock, totaling $553.4 million).
     On April 23, 2008, we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $1.25, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on June 2, 2008 to stockholders of record on May 2, 2008.
     Any future determination to declare a special dividend, as well as the amount of any special dividend which may be declared, will be based on our financial position, earnings, earnings outlook, capital spending plans and other relevant factors at that time.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2008 or in 2007.
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
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS 133 and (c) the effect of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We are in the process of reviewing the enhanced disclosure requirements under SFAS 161.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “- Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “- Liquidity and Capital Requirements” and “- Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “- Liquidity and Capital Requirements - Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “- Overview — Industry Conditions” and “- Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “- Overview — Industry Conditions”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows (see “ — Overview — Contract Drilling Backlog”);

•	future regular or special dividends (see “ — Historical Cash Flows”);

•	financing plans;

•	tax planning (See “- Three Months Ended March 31, 2008 and 2007 — Income Tax Expense”);

•	budgets for capital and other expenditures (see “- Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “- Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig conversion and upgrade projects (see “- Overview — Industry Conditions” and “- Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “- Overview — Industry Conditions”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.
     These types of statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC; to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including in oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the risk that an LOI may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2008 and December 31, 2007, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, five-year senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of March 31, 2008 and December 31, 2007, there were no loans outstanding under the Credit Facility (however, as of March 31, 2008 and December 31, 2007, $54.0 million and $54.2 million, respectively, in letters of credit were issued and outstanding under the Credit Facility).
     Our long-term debt, as of March 31, 2008 and December 31, 2007, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $32.3 million and $35.8 million as of March 31, 2008 and December 31, 2007, respectively. A 100-basis point decrease would result in an increase in market value of $15.0 million and $11.6 million as of March 31, 2008 and December 31, 2007, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange contracts in the normal course of business that require us to purchase predetermined amounts of foreign currencies at predetermined dates. As of March 31, 2008, we had foreign currency forward exchange contracts outstanding, which aggregated $294.6 million, that require us to purchase the equivalent of $108.1 million in Australian dollars, $68.8 million in Brazilian reais, $84.8 million in British pounds sterling, $15.7 million in Mexican pesos and $17.2 million in Norwegian kroner at various times through January 2009.
     We have presented the $3.4 million and $(2.1) million fair value of our outstanding foreign currency forward exchange contracts in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, in our Consolidated Balance Sheets at March 31, 2008.
     The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2008 and December 31, 2007.

     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	March 31,		December 31,		March 31,		December 31,
	2008		2007		2008		2007
	(In thousands)
Interest rate:
Marketable securities	$1,282	(a)	$1,301	(a)	$100	(c)	$100	(c)
Long-term debt	(507,917	)(b)	(500,303	)(b)	—		—

Foreign Exchange:
Forward exchange contracts	3,400	(d)	2	(d)	34,600	(e)	100	(e)
Forward exchange contracts	(2,100	) (d)	(93	) (d)	29,300	(e)	3,300	(e)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2008 and December 31, 2007.

(b)	The fair values of our 4.875% Senior Notes and 5.15% Senior Notes are based on the quoted closing market price on March 31, 2008 and December 31, 2007, respectively, from brokers of these instruments. The fair values of our Zero Coupon Debentures and 1.5% Debentures was based on the closing market price of our common stock on March 31, 2008 and December 31, 2007, respectively, and the stated conversion rates for these debentures.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2008 and December 31, 2007.

(d)	The fair value of our foreign currency forward exchange contracts is based on the quoted market prices on March 31, 2008 and December 31, 2007.

(e)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at March 31, 2008 and December 31, 2007.
ITEM 4. Controls and Procedures.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date April 29, 2008	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date April 29, 2008	\s\ Beth G. Gordon

Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-Laws (as amended through October 22, 2007) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 26, 2007)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.