Form 10-Q
period 2008-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2008-07-29
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 25, 2008	Common stock, $0.01 par value per share	139,001,050 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$541,580	$637,961
Marketable securities	199,086	1,301
Accounts receivable	674,091	522,808
Prepaid expenses and other current assets	135,999	103,120

Total current assets	1,550,756	1,265,190
Drilling and other property and equipment, net of accumulated depreciation	3,278,724	3,040,063
Other assets	37,055	36,212

Total assets	$4,866,535	$4,341,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,563
Accounts payable	84,969	132,243
Payable for securities purchased	197,837	—
Accrued liabilities	287,536	235,521
Taxes payable	52,527	81,684

Total current liabilities	622,869	453,011

Long-term debt	503,158	503,071
Deferred tax liability	419,894	397,629
Other liabilities	109,731	110,687

Total liabilities	1,655,652	1,464,398

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,906,598 shares issued and 138,989,798 shares outstanding at June 30, 2008; 143,787,206 shares issued and 138,870,406 shares outstanding at December 31, 2007)	1,439	1,438
Additional paid-in capital	1,841,529	1,831,492
Retained earnings	1,482,295	1,158,535
Accumulated other comprehensive gain	33	15
Treasury stock, at cost (4,916,800 shares at June 30, 2008 and December 31, 2007)	(114,413)	(114,413)

Total stockholders’ equity	3,210,883	2,877,067

Total liabilities and stockholders’ equity	$4,866,535	$4,341,465

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Contract drilling	$936,626	$635,927	$1,706,966	$1,225,839
Revenues related to reimbursable expenses	17,746	12,948	33,508	31,220

Total revenues	954,372	648,875	1,740,474	1,257,059

Operating expenses:
Contract drilling	273,436	221,941	558,443	434,398
Reimbursable expenses	17,346	12,361	32,534	29,977
Depreciation	70,661	58,335	139,711	114,040
General and administrative	15,768	12,174	31,490	24,140
Gain on disposition of assets	(226)	(3,553)	(277)	(5,055)

Total operating expenses	376,985	301,258	761,901	597,500

Operating income	577,387	347,617	978,573	659,559

Other income (expense):
Interest income	2,941	7,599	7,314	17,392
Interest expense	(1,895)	(3,770)	(3,237)	(14,625)
Loss on sale of marketable securities, net	(2)	(5)	(3)	(8)
Other, net	12,490	1,012	14,196	405

Income before income tax expense	590,921	352,453	996,843	662,723

Income tax expense	(174,638)	(100,526)	(289,935)	(186,646)

Net income	$416,283	$251,927	$706,908	$476,077

Income per share:
Basic	$3.00	$1.82	$5.09	$3.48

Diluted	$2.99	$1.81	$5.08	$3.46

Weighted-average shares outstanding:
Shares of common stock	138,959	138,447	138,916	136,875
Dilutive potential shares of common stock	124	481	152	2,004

Total weighted-average shares outstanding	139,083	138,928	139,068	138,879

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$706,908	$476,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,711	114,040
Gain on disposition of assets	(277)	(5,055)
Loss on sale of marketable securities, net	3	8
Deferred tax provision	22,762	4,845
Accretion of discounts on marketable securities	(838)	(4,702)
Amortization/write-off of debt issuance costs	304	9,115
Amortization of debt discounts	120	120
Stock-based compensation expense	3,209	1,921
Excess tax benefits from stock-based payment arrangements	(1,081)	(3,475)
Deferred income, net	2,113	5,025
Deferred expenses, net	(4,650)	(16,318)
Other items, net	(2,477)	4,403
Changes in operating assets and liabilities:
Accounts receivable	(150,283)	61,593
Prepaid expenses and other current assets	(27,292)	(18,051)
Accounts payable and accrued liabilities	(69,927)	(72,959)
Taxes payable	(24,219)	27,365

Net cash provided by operating activities	594,086	583,952

Investing activities:
Capital expenditures	(319,879)	(230,321)
Proceeds from disposition of assets, net of disposal costs	1,131	7,677
Proceeds from sale and maturities of marketable securities	650,022	1,146,719
Purchases of marketable securities	(649,107)	(842,597)
Proceeds from settlement of forward contracts	7,496	3,457

Net cash (used in) provided by investing activities	(310,337)	84,935

Financing activities:
Payment of dividends	(382,648)	(587,980)
Proceeds from stock plan exercises	1,510	7,657
Excess tax benefits from stock-based payment arrangements	1,081	3,475
Redemption of 1.5% Debentures	(73)	—

Net cash used in financing activities	(380,130)	(576,848)

Net change in cash and cash equivalents	(96,381)	92,039
Cash and cash equivalents, beginning of period	637,961	524,698

Cash and cash equivalents, end of period	$541,580	$616,737

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
     As of July 25, 2008, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
Derivative Financial Instruments
     At June 30, 2008, our derivative financial instruments included foreign currency forward exchange contracts. See Notes 4 and 5.
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $12.6 million and $12.7 million for the six months ended June 30, 2008 and 2007, respectively.
     We paid $235.0 million and $126.7 million in U.S. income taxes during the six months ended June 30, 2008 and 2007, respectively. We paid $62.1 million and $24.4 million in foreign income taxes, net of foreign tax refunds, during the six months ended June 30, 2008 and 2007, respectively.
     Cash payments for capital expenditures for the six months ended June 30, 2008, included $43.0 million of capital expenditures that were accrued but unpaid at December 31, 2007. Cash payments for capital expenditures for the six months ended June 30, 2007 included $32.9 million of capital expenditures that were accrued but unpaid at December 31, 2006. Capital expenditures that were accrued but not paid as of June 30, 2008, totaled $101.3 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at June 30, 2008.
     We recorded income tax benefits of $1.3 million and $4.4 million related to employee stock plan exercises during the six months ended June 30, 2008 and 2007, respectively.
     During the six months ended June 30, 2008, the holders of $3.5 million in aggregate principal amount of our 1.5% Senior Convertible Debentures Due 2031, or 1.5% Debentures, and the holders of approximately $33,000 accreted, or carrying, value through the date of conversion of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, elected to convert their outstanding debentures into shares of our common stock. See Note 9.
     During the six months ended June 30, 2007, the holders of $450.4 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. During the six months ended June 30, 2008 and 2007, we capitalized interest on qualifying expenditures related to the upgrade of the Ocean Monarch for ultra-deepwater service and the construction of our two jack-up rigs, the Ocean Scepter and the Ocean Shield (through its completion in May 2008). In addition, we capitalized interest costs on qualifying expenditures related to the upgrade of the Ocean Endeavor through completion of the upgrade in March 2007.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Total interest cost including amortization of debt issuance costs	$7,186	$6,856	$14,052	$23,140
Capitalized interest	(5,291)	(3,086)	(10,815)	(8,515)

Total interest expense as reported	$1,895	$3,770	$3,237	$14,625

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Prepaid expenses and other current assets” and “Other assets,” depending on the maturity of the associated debt, and are amortized over the respective terms of the related debt. Interest expense for both the three and six months ended June 30, 2008 included $84,000, in debt issuance costs that we wrote-off in connection with the conversions and final redemption of our 1.5% Debentures and the conversions of our Zero Coupon Debentures into shares of our common stock during 2008. Interest expense for the three and six months ended June 30, 2007 included $48,000 and $8.9 million, respectively, in debt issuance costs that were written off in connection with conversions of our 1.5% Debentures and Zero Coupon Debentures during the respective periods of 2007.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the six months ended June 30, 2008 or 2007.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$416,283	$251,927	$706,908	$476,077
Other comprehensive gains (losses), net of tax:
Pension adjustment upon plan termination	—	4,526	—	4,526
Unrealized holding (loss) gain on investments	9	(2)	18	85
Reclassification adjustment for gain included in net income	—	(80)	—	(191)

Comprehensive income	$416,292	$256,371	$706,926	$480,497

     The tax related to the change in unrealized holding gains on investments was approximately $5,000 and $10,000 for the three and six months ended June 30, 2008, respectively.
     The tax related to the change in unrealized holding loss on investments was approximately $1,000 for the three months ended June 30, 2007. The tax related to the change in unrealized holding gains on investments was approximately $46,000 for the six months ended June 30, 2007. The tax effect on the reclassification adjustment for net gains included in net income was $43,000 and $103,000 for the three and six months ended June 30, 2007, respectively. The tax related to the pension adjustment upon plan termination for the three and six months ended June 30, 2007 was $2.4 million.
Currency Translation
     Our functional currency is the U.S. dollar. Currency translation adjustments and transaction gains and losses, including gains and losses from the settlement of foreign currency forward exchange contracts, are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2008, we recognized net foreign currency exchange gains of $12.5 million and $14.4 million, respectively. For the three and six months ended June 30, 2007, we recognized net foreign currency exchange gains of $0.9 million and $0.3 million, respectively. See Note 4.
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
     Previously reported amounts for “Reimbursable expenses” in our Consolidated Statements of Operations for the three and six months ended June 30, 2007 have been adjusted to include $1.8 million and $3.3 million, respectively, in reimbursable catering expense to conform to the current year presentation. These amounts were previously reported as “Contract drilling” expense in our Consolidated Statements of Operations. This reclassification had no effect on total operating expenses, operating income or net income for the three and six months ended June 30, 2007.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The FASB does not expect SFAS 162 to result in a change in current practice, as the intent of SFAS 162 is to direct the GAAP hierarchy to the reporting entity (rather than its auditor) and to place the GAAP hierarchy within the accounting literature established by the FASB. This statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”
     In May 2008, the FASB issued FASB Staff Position, or FSP, Accounting Principles Board, or APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash upon conversion (including partial cash settlement). The FSP requires bifurcation of the instrument into a debt component that is initially valued at fair value and an equity component. The debt component is accreted to par value using the effective yield method, and accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years on a retrospective basis for all periods presented. We are currently evaluating the impact that adopting FSP APB 14-1 will have on our results of operations and financial position.
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

2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income – basic (numerator):	$416,283	$251,927	$706,908	$476,077
Effect of dilutive potential shares
1.5% Debentures	10	31	11	3,829
Zero Coupon Debentures	5	12	8	38

Net income including conversions – diluted (numerator)	$416,298	$251,970	$706,927	$479,944

Weighted average shares – basic (denominator):	138,959	138,447	138,916	136,875
Effect of dilutive potential shares
1.5% Debentures	5	381	38	1,893
Zero Coupon Debentures	52	52	52	56
Stock options/SARs	67	48	62	55

Weighted average shares including conversions - diluted (denominator)	139,083	138,928	139,068	138,879

Earnings per share:
Basic	$3.00	$1.82	$5.09	$3.48

Diluted	$2.99	$1.81	$5.08	$3.46

     Our computation of diluted earnings per share, or EPS, for the three and six months ended June 30, 2008 excludes 140,607 and 149,178 stock appreciation rights, or SARs, respectively. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
     Our computation of diluted EPS for the three months ended June 30, 2007 excludes stock options representing 25,278 shares of common stock and 188,342 SARs. Our computation of diluted EPS for the six months ended June 30, 2007 excludes stock options representing 46,253 shares of common stock and 171,564 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.

3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	June 30, 2008
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Debt securities issued by the U.S. Treasury due within one year	$197,837	$18	$197,855
Mortgage-backed securities	1,199	32	1,231

Total	$199,036	$50	$199,086

	December 31, 2007
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Mortgage-backed securities	$1,277	$24	$1,301

     Our investments at June 30, 2008 included $197.8 million in U.S. Treasury Bills purchased at month end that did not settle until July 2008. Accordingly, we have recorded a $197.8 million liability in our Consolidated Balance Sheets as a “Payable for securities purchased” relating to these investments.
     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Proceeds from sales	$99,992	$132	$100,022	$696,719
Proceeds from maturities	250,000	250,000	550,000	450,000
Gross realized gains	—	—	—	42
Gross realized losses	(2)	(5)	(3)	(50)
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
     During the three and six months ended June 30, 2008, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $6.7 million and $7.5 million, respectively. During the three and six months ended June 30, 2007, we recognized net realized gains of $1.0 million and $3.5 million, respectively, on settlement of foreign currency forward exchange contracts during the period. As of June 30, 2008, we had foreign currency forward exchange contracts outstanding, which aggregated $227.5 million, that require us to purchase the equivalent of $64.4 million in Australian dollars, $59.7 million in Brazilian reais, $72.6 million in British pounds sterling, $10.5 million in Mexican pesos and $20.3 million in Norwegian kroner at various times through January 2009. See Note 5.

     These forward contracts are derivatives as defined by SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. None of the forward contracts that we entered into qualified for hedge accounting. In accordance with SFAS 133, we recorded net pre-tax unrealized gains of $8.3 million and $9.5 million in our Consolidated Statements of Operations for the three and six months ended June 30, 2008, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. We have presented the $9.6 million fair value of our outstanding foreign currency forward exchange contracts as “Prepaid expenses and other current assets” in our Consolidated Balance Sheets at June 30, 2008.
     We recorded net pre-tax unrealized gains of $1.4 million and $2.0 million for the three and six months ended June 30, 2007, respectively, as “Other income (expense)” to adjust the carrying value of our derivative financial instruments held at June 30, 2007 to their fair value.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at June 30, 2008 included cash held in money market funds of $528.0 million and investments in U.S. Treasury Bills of $197.8 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include over-the-counter foreign currency forward exchange contracts that are valued using a model-derived valuation technique and mortgage-backed securities.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2008
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	value
	(In thousands)
Assets:
Short-term investments	$725,824	$—	$—	$725,824
Mortgage-backed securities	—	1,231	—	1,231
Forward exchange contracts	—	9,563	—	9,563

Total assets	$725,824	$10,794	$—	$736,618

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Rig spare parts and supplies	$50,599	$50,699
Deferred mobilization costs	22,807	17,295
Prepaid insurance	24,035	11,444
Deferred tax assets	9,006	9,006
Vendor prepayments	8,093	7,296
Deposits	5,012	2,292
Prepaid taxes	2,616	1,681
Forward exchange contracts	9,563	2
Other	4,268	3,405

Total	$135,999	$103,120

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Drilling rigs and equipment	$4,932,364	$4,540,797
Construction work-in-progress	435,166	453,093
Land and buildings	26,591	24,123
Office equipment and other	32,006	29,742

Cost	5,426,127	5,047,755
Less: accumulated depreciation	(2,147,403)	(2,007,692)

Drilling and other property and equipment, net	$3,278,724	$3,040,063

     Construction work-in-progress at June 30, 2008 consisted of $285.9 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $149.3 million related to the construction of the Ocean Scepter, including accrued capital expenditures aggregating $69.0 million related to these two projects. We anticipate that the Ocean Scepter will begin drilling operations in the third quarter of 2008 and that the upgrade of the Ocean Monarch will be completed in late 2008. Construction of the Ocean Shield was completed in the second quarter of 2008.
8. Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Accrued project/upgrade expenses	$139,365	$95,778
Payroll and benefits	65,491	52,975
Deferred revenue	32,389	36,134
Interest payable	10,385	10,413
Personal injury and other claims	9,714	8,692
Other	30,192	31,529

Total	$287,536	$235,521

9. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Zero Coupon Debentures (due 2020)	$3,967	$3,931
1.5% Debentures (due 2031)	—	3,563
5.15% Senior Notes (due 2014)	249,594	249,566
4.875% Senior Notes (due 2015)	249,597	249,574

	503,158	506,634
Less: Current maturities	—	3,563

Total	$503,158	$503,071

     The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2008 are as follows:

(In thousands)
2008	$—
2009	—
2010	3,967
2011	—
2012	—
Thereafter	499,191

Total	$503,158

     Debt Conversions. During the period from January 1, 2008 to April 14, 2008, the holders of $3.5 million in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 71,144 shares of our common stock pursuant to these conversions. On April 15, 2008, we completed the redemption of all of our outstanding 1.5% Debentures, and, as a result, redeemed for cash the remaining $73,000 aggregate principal amount of our 1.5% Debentures.
     During the first six months of 2008, the holders of approximately $33,000 accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 430 shares of our common stock pursuant to these conversions during the first six months of 2008. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during the six months ended June 30, 2008 was $50,000.
     At June 30, 2008, there was $6.0 million aggregate principal amount at maturity, or $4.0 million accreted, or carrying, value, of our Zero Coupon Debentures outstanding.
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
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. At June 30, 2008, our loss reserves related to our Brazilian operations aggregated $7.1 million, of which $2.0 million and $5.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $8.5 million at December 31, 2007, of which $1.9 million was recorded in “Accrued liabilities” and $6.6 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We estimate our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At June 30, 2008, our estimated liability for personal injury claims was $29.7 million, of which $9.2 million and $20.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2007, we had recorded loss reserves for personal injury claims aggregating $32.0 million, of which $8.5 million and $23.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of June 30, 2008, we had purchase obligations aggregating approximately $109 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter. We expect to complete funding of these projects in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at June 30, 2008, except for those related to our direct rig operations, which arise during the normal course of business.

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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
High Specification Floaters	$354,218	$264,027	$635,289	$510,408
Intermediate Semisubmersibles	464,598	246,232	837,820	469,958
Jack-ups	117,810	125,668	233,857	245,473

Total contract drilling revenues	936,626	635,927	1,706,966	1,225,839
Revenues related to reimbursable expenses	17,746	12,948	33,508	31,220

Total revenues	$954,372	$648,875	$1,740,474	$1,257,059

Geographic Areas
     At June 30, 2008, our drilling rigs were located offshore eleven countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
United States	$396,048	$356,506	$719,561	$688,750

Foreign:
Europe/Africa/Mediterranean	172,077	121,283	309,608	219,744
South America	158,067	53,325	285,604	104,738
Australia/Asia/Middle East	147,793	87,432	254,768	181,742
Mexico	80,387	30,329	170,933	62,085

Total revenues	$954,372	$648,875	$1,740,474	$1,257,059

12. Income Taxes
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands subsidiary, which we wholly own. Because it was our intention to indefinitely reinvest the earnings of the subsidiary in foreign activities, no U.S. federal income taxes were provided on these earnings in years subsequent to its formation until December 2007, except to the extent that such earnings were immediately subject to U.S. federal income taxes. In December 2007, this subsidiary made a non-recurring distribution of $850.0 million to its U.S. parent and we recognized U.S. federal income tax on the portion of the earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. As of December 31, 2007, the amount of previously untaxed earnings of this subsidiary was zero. Notwithstanding the non-recurring distribution made in December

2007, it remains our intention to indefinitely reinvest future earnings of this subsidiary to finance foreign activities. Consequently no U.S. federal income taxes were provided in the six months ended June 30, 2008 on the earnings of this subsidiary except to the extent that such earnings were immediately subject to U.S. federal income taxes.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. During the three and six months ended June 30, 2008 we recognized tax expense of $1.9 million and $2.8 million, respectively, for uncertain tax positions related to fiscal 2008. During the three and six months ended June 30, 2007 we recognized tax expense of $1.7 million and $2.0 million, respectively, for uncertain tax positions related to fiscal 2007. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the six months ended June 30, 2008.

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
     We are a leader in deep water drilling with a fleet of 45 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 14 jack-ups and one drillship. We expect to take delivery of the premium jack-up drilling rig, the Ocean Scepter, in the third quarter of 2008. The rig is currently located in Brownsville, Texas, where it is being commissioned and waiting for the arrival of a heavy-lift vessel for its mobilization to an international destination for a term contract expected to begin in the third quarter of 2008.
Overview
Industry Conditions
     Demand for crude oil remained strong against tight commodity supply during the second quarter of 2008, contributing to record high oil prices and providing continuing and increasing incentive for oil and gas exploration worldwide. In response, our customers are continuing the push into virgin, deepwater horizons that rising commodity prices initiated in mid-2004, and that has been more recently bolstered by major new domestic and international discoveries and significant additional lease acquisitions of offshore acreage.
     This is the most extensive up-cycle the offshore drilling industry has experienced. It has led to record high demand for all types of offshore drilling rigs, and with demand for equipment exceeding supply, unprecedented high dayrates for our rigs.
     Floaters
     As a result, the majority of our mid-water (intermediate) and deepwater (high-specification) semisubmersible rigs are fully contracted for the remainder of 2008, and 92% of our floater equipment is contracted or subject to Letters of Intent, or LOIs, for 2009. Additionally, contracts or LOIs for 66% of our floating rigs extend at least until 2010, with 8% of our floating units having contracts or LOIs extending into the 2014-2015 timeframe. At the same time, we continue to see customer demand for multi-year contracts at competitive dayrates for our entire floater fleet, particularly for floater rigs with relatively near-term availability. Collectively, the actions of our customers, together with the other discussed market factors, support our belief that the outlook for mid-water and deepwater drilling rigs remains favorable.
     International Jack-ups
     The industry’s jack-up market is divided between an international sector and a domestic sector, with the international sector generally characterized by contracts of longer duration and higher prices, compared to the generally shorter term and lower priced domestic sector. To date in 2008, we have seen relatively steady demand for jack-ups worldwide with generally level pricing internationally. As a result, we believe that the increase in rig supply due to the delivery of speculative new-build units can be absorbed by the international sector through the end of 2008. However, we believe that jack-up rig supply growth could be of concern in the international sector during 2009 and beyond.
     U.S. Gulf of Mexico Jack-ups
     In the domestic jack-up sector, higher natural gas prices and tighter rig supply allowed the domestic jack-up fleet to experience improved utilization and dayrates during the first and second quarters of 2008, compared to the second half of 2007. As a result, all of our domestic jack-up units are now contracted at least through the third quarter of 2008, which includes the typical peak of the hurricane season. We believe the outlook for domestic jack-ups remains favorable, absent a decline in natural gas pricing; however, the well-to-well nature of the market persists.

Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of July 24, 2008, February 7, 2008 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2007) and July 26, 2007 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) and reflects both firm commitments (typically represented by signed contracts), as well as previously-disclosed LOIs. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods is a function of both the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 24,	February 7,	July 26,
	2008	2008	2007
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (1)	$4,535,000	$4,448,000	$3,888,000
Intermediate Semisubmersibles (1)	6,199,000	5,985,000	4,712,000
Jack-ups	543,000	421,000	452,000

Total	$11,277,000	$10,854,000	$9,052,000

(1)	Contract drilling backlog as of July 24, 2008 includes an aggregate $1.0 billion in contract drilling revenue relating to expected future work under LOIs of which $672.0 million and $351.0 million is expected to be earned by our high-specification floaters and intermediate semisubmersibles, respectively.
     The following table reflects the amount of our contract drilling backlog by year as of July 24, 2008.

	For the Years Ending December 31,
	Total	2008 (1)	2009	2010	2011 - 2015
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (2)	$4,535,000	$677,000	$1,478,000	$1,092,000	$1,288,000
Intermediate Semisubmersibles (3)	6,199,000	836,000	1,762,000	1,446,000	2,155,000
Jack-ups	543,000	250,000	279,000	14,000	—

Total	$11,277,000	$1,763,000	$3,519,000	$2,552,000	$3,443,000

(1)	Represents a six-month period beginning July 1, 2008.

(2)	Includes an aggregate $672.0 million in contract drilling revenue of which $17.0 million, $401.0 million and $254.0 million are expected to be earned during the remainder of 2008 and during 2009 and 2010, respectively, relating to expected future work under LOIs.

(3)	Includes an aggregate $351.0 million in contract drilling revenue of which $21.0 million is expected to be earned during the remainder of 2008 and $99.0 million, $95.0 million, $95.0 million and $41.0 million are expected to be earned in 2009 to 2012, respectively, relating to future work under LOIs.

     The following table reflects the percentage of rig days committed by year as of July 24, 2008. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected delivery dates for the Ocean Scepter and Ocean Monarch.

	For the Years Ending December 31,
	2008 (1)	2009	2010	2011 - 2015
Rig Days Committed (2)
High-Specification Floaters	100%	91%	63%	15%
Intermediate Semisubmersibles	99%	93%	68%	22%
Jack-ups	80%	32%	2%	—

(1)	Represents a six-month period beginning July 1, 2008.

(2)	Includes approximately 900 and 600 scheduled shipyard, survey and mobilization days for the remainder of 2008 and 2009, respectively, or 12% and 5% or our total rig days committed for the remainder of 2008 and 2009, respectively.
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
     Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey, or special survey, that are due every five years for each of our rigs. Operating revenue decreases because these surveys are performed during scheduled downtime in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter.
     In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for rigs located in the United Kingdom, or U.K., and Norwegian sectors of the North Sea.
     During the second half of 2008, we expect that nine of our rigs will undergo regulatory inspections and will be out of service for approximately 500 days in the aggregate, including downtime for planned maintenance projects. (We expect to spend an additional approximately 400 days during the second half of 2008 for the mobilization of rigs, completion of contract modifications and for extended maintenance projects not performed in conjunction with regulatory surveys. See “ – Overview – Contract Drilling Backlog.”)
     Under our current insurance policy that expires on May 1, 2009, our deductible for physical damage is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss). For physical damage due to named windstorms in the U.S. Gulf of Mexico, there is an annual aggregate limit of $125.0 million.  Accordingly, our insurance coverage for all physical damage to our rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending May 1, 2009 is limited to $125.0 million.  If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment or to the property of others for which we may be liable, it could have a material adverse effect on our financial position, results of operations and cash flows.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to these policies during the six months ended June 30, 2008.

Results of Operations
     Although we perform contract drilling services with different types of drilling rigs and in many geographic locations, there is a similarity of economic characteristics among all our divisions and locations, including the nature of services provided and the type of customers for our services. We believe that the combination of our drilling rigs into one reportable segment is the appropriate aggregation in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.” However, for purposes of this discussion and analysis of our results of operations, we provide greater detail with respect to the types of rigs in our fleet and the geographic regions in which they operate to enhance the reader’s understanding of our financial condition, changes in financial condition and results of operations.
Three Months Ended June 30, 2008 and 2007
     Comparative data relating to our revenue and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior period to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Three Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$354,218	$264,027	$90,191
Intermediate Semisubmersibles	464,598	246,232	218,366
Jack-ups	117,810	125,668	(7,858)

Total Contract Drilling Revenue	$936,626	$635,927	$300,699

Revenues Related to Reimbursable Expenses	$17,746	$12,948	$4,798

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$89,503	$69,722	$(19,781)
Intermediate Semisubmersibles	131,539	108,049	(23,490)
Jack-ups	48,834	42,362	(6,472)
Other	3,560	1,808	(1,752)

Total Contract Drilling Expense	$273,436	$221,941	$(51,495)

Reimbursable Expenses	$17,346	$12,361	$(4,985)

OPERATING INCOME
High-Specification Floaters	$264,715	$194,305	$70,410
Intermediate Semisubmersibles	333,059	138,183	194,876
Jack-ups	68,976	83,306	(14,330)
Other	(3,560)	(1,808)	(1,752)
Reimbursable expenses, net	400	587	(187)
Depreciation	(70,661)	(58,335)	(12,326)
General and administrative expense	(15,768)	(12,174)	(3,594)
Gain on disposition of assets	226	3,553	(3,327)

Total Operating Income	$577,387	$347,617	$229,770

Other income (expense):
Interest income	2,941	7,599	(4,658)
Interest expense	(1,895)	(3,770)	1,875
Loss on sale of marketable securities	(2)	(5)	3
Other, net	12,490	1,012	11,478

Income before income tax expense	590,921	352,453	238,468
Income tax expense	(174,638)	(100,526)	(74,112)

NET INCOME	$416,283	$251,927	$164,356

     Demand remained strong for our high-specification floaters and intermediate semisubmersible rigs in all markets and geographic regions during the second quarter of 2008. The continued high overall utilization and historically high dayrates for our floater fleet contributed to an overall increase in our net income of $164.4 million, or 65%, to $416.3 million in the second quarter of 2008 compared to $251.9 million in the same period of 2007.
     In many of the floater markets in which we operate, average dayrates increased as our rigs began operating under contracts at higher dayrates than those earned during the second quarter of 2007, resulting in the generation of additional contract drilling revenues by our fleet. Although the market is currently improving, our jack-up rigs in the U.S. Gulf of Mexico, or GOM, earned lower dayrates during the second quarter of 2008 compared to the same quarter in 2007 when rates for our jack-ups averaged in the low $90,000 range. Utilization, however, improved slightly compared to the second quarter of 2007. Total contract drilling revenues in the second quarter of 2008 increased $300.7 million, or 47%, to $936.6 million compared to $635.9 million in the same period a year earlier.
     Total contract drilling expenses increased $51.5 million, or 23%, in the second quarter of 2008, compared to the same period in 2007. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of our drilling units across our fleet, higher maintenance costs, contract preparation and mobilization costs, as well as the inclusion of normal operating costs for the recently upgraded Ocean Endeavor, which returned to service in the GOM in the third quarter of 2007, and the newly constructed Ocean Shield, which began operating offshore Malaysia in the second quarter of 2008. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for our worldwide offshore fleet.
     Depreciation and general and administrative expense increased $15.9 million to $86.4 million in the aggregate during the second quarter of 2008, or 23% compared to the second quarter of 2007, due to a higher depreciable asset base and higher compensation and consulting costs during 2008.
High-Specification Floaters.

	Three Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$282,074	$216,236	$65,838
Australia/Asia/Middle East	20,552	16,555	3,997
South America	51,592	31,236	20,356

Total Contract Drilling Revenue	$354,218	$264,027	$90,191

CONTRACT DRILLING EXPENSE
GOM	$50,394	$41,782	$(8,612)
Australia/Asia/Middle East	7,928	6,743	(1,185)
South America	31,181	21,197	(9,984)

Total Contract Drilling Expense	$89,503	$69,722	$(19,781)

OPERATING INCOME	$264,715	$194,305	$70,410

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $65.8 million during the second quarter of 2008 compared to the same period in 2007. Average operating revenue per day for our rigs in this market, excluding the Ocean Endeavor, increased to $410,000 during the second quarter of 2008 compared to $359,800 in the second quarter of 2007, resulting in additional revenues of $30.8 million. Excluding the Ocean Endeavor, six of our seven other high-specification semisubmersible rigs in the GOM are currently operating at dayrates higher than those they earned during the second quarter of 2007. The Ocean Endeavor generated revenues of $22.9 million in the GOM in the second quarter of 2008.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, increased from 94% in the second quarter of 2007 to 99% in the second quarter of 2008, resulting in a $12.1 million increase in revenues comparing the quarters. The increase in utilization was primarily the result of scheduled downtime for special surveys for the Ocean Star (19 days) and the Ocean Baroness (5 days) during the second quarter of 2007 compared to full utilization for both of these rigs during the second quarter of 2008.
     Operating costs during the second quarter of 2008 for our high-specification floaters in the GOM increased $8.6 million to $50.4 million (including $3.7 million in incremental operating expenses for the Ocean Endeavor) compared to the second quarter of 2007. Operating costs for the second quarter of 2008 also include higher labor, benefits and other personnel-related costs for all of our rigs operating in the GOM as compared to the same period in 2007.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, our high-specification rig operating offshore Malaysia, increased $4.0 million in the second quarter of 2008, as compared to the same period in 2007, primarily due to a higher operating dayrate earned by the rig during the 2008 period.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil increased $20.4 million compared to the second quarter of 2007 to $51.6 million in the second quarter of 2008, primarily due to a higher dayrate earned by the Ocean Alliance. Average operating revenue per day increased from $182,600 during the second quarter of 2007 to $451,600 during the second quarter of 2008 and contributed additional revenues of $31.1 million. The increase in revenue was partially offset by a decline in utilization as a result of 64 days of unpaid downtime during the second quarter of 2008 for repairs to the propulsion system on the Ocean Clipper ($10.7 million).
     Contract drilling expense for our operations in Brazil increased $10.0 million during the second quarter of 2008 compared to the same period in 2007. This increase was primarily due to inspection and repair costs for the Ocean Clipper.
Intermediate Semisubmersibles.

	Three Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$47,832	$60,142	$(12,310)
Mexico	53,443	15,406	38,037
Australia/Asia/Middle East	110,825	49,814	61,011
Europe/Africa/Mediterranean	146,023	98,781	47,242
South America	106,475	22,089	84,386

Total Contract Drilling Revenue	$464,598	$246,232	$218,366

CONTRACT DRILLING EXPENSE
GOM	$11,270	$14,856	$3,586
Mexico	11,931	13,777	1,846
Australia/Asia/Middle East	30,479	27,039	(3,440)
Europe/Africa/Mediterranean	37,942	35,118	(2,824)
South America	39,917	17,259	(22,658)

Total Contract Drilling Expense	$131,539	$108,049	$(23,490)

OPERATING INCOME	$333,059	$138,183	$194,876

     GOM. Revenues generated during the second quarter of 2008 by our intermediate semisubmersible fleet decreased $12.3 million compared to the same period in 2007, primarily as a result of the relocation of three of our rigs (Ocean Voyager and Ocean New Era to Mexico and Ocean Concord to Brazil) from the GOM during the fourth quarter of 2007. These rigs generated revenues of $52.6 million during the second quarter of 2007. The Ocean Ambassador relocated to the GOM from offshore Mexico during the second quarter of 2008 and generated revenue of $20.7 million. The Ocean Saratoga (which remained in the GOM for both the 2007 and 2008 periods) generated $19.6 million in additional revenues during the second quarter of 2008 compared to the same period in 2007 when it was out of service for 26 days completing a service life extension project.

     Contract drilling expenses in the GOM decreased by $3.6 million during the second quarter of 2008 compared to the second quarter of 2007 primarily due to the absence of operating costs ($10.8 million) for the Ocean Voyager, Ocean New Era and Ocean Concord. The overall decrease in contract drilling expenses for the second quarter of 2008 was partially offset by the inclusion of normal operating expenses for the Ocean Ambassador and costs associated with contract preparation activities for the Ocean Yorktown.
     Mexico. Transfers of our intermediate semisubmersibles into and out of the Mexico region prior to or during the second quarter of 2008 resulted in a net reduction of one rig in the region. We currently have two intermediate semisubmersible rigs working for PEMEX Exploración Y Producción, or PEMEX, at higher dayrates than those previously earned in the region. The aggregate changes in our offshore fleet in Mexico resulted in a net increase in revenues of $38.0 million during the second quarter of 2008 compared to the same quarter of 2007.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $110.8 million in the second quarter of 2008 compared to revenues of $49.8 million in the same period of 2007. The $61.0 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $147,000 during the second quarter of 2007 to $306,100 during the second quarter in 2008, which generated additional revenues of $57.3 million during the 2008 period. The increase in average operating revenue per day is attributable to our three intermediate semisubmersibles operating offshore Australia earning a higher contractual dayrate during the second quarter of 2008, as compared to the same period in 2007.
     Average utilization in this region increased to 99% during the second quarter of 2008 from 91% during the second quarter of 2007, resulting in the generation of $4.1 million in additional revenues during the 2008 period.
     Contract drilling expense for the Australia/Asia/Middle East region increased $3.4 million in the second quarter of 2008 compared to the second quarter of 2007. Operating costs for the Ocean Patriot increased $3.1 million, primarily due to inspection costs related to the rig’s special survey in 2008 and higher normal operating costs associated with operating offshore Australia during the second quarter of 2008. During the comparable quarter of 2007, the Ocean Patriot operated offshore New Zealand at a lower cost structure.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $47.2 million in the second quarter of 2008 compared to the same period in 2007 primarily due to higher dayrates earned by three of our four rigs operating in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for our three U.K. semisubmersibles increased from $217,300 in the second quarter of 2007 to $323,100 in the second quarter of 2008, contributing $28.8 million in additional revenue in the 2008 quarter. The Ocean Vanguard began a two-year contract early in the second quarter of 2008 at a higher dayrate than previously contracted and contributed $19.1 million in additional revenues.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $2.8 million in the second quarter of 2008 compared to the second quarter of 2007, primarily due to higher labor and benefits costs, repairs and normal operating costs incurred in 2008 for our rigs operating in the North Sea (both U.K. and Norwegian sectors).
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $84.4 million to $106.5 million in the second quarter of 2008 from $22.1 million in the second quarter of 2007. During the second quarter of 2008, we had five rigs operating in the region compared to only two rigs operating in the region during the same period in 2007. During 2007, we relocated the Ocean Whittington (Brazil), Ocean Concord (Brazil) and the Ocean Worker (Trinidad and Tobago) to this region where they generated aggregate revenues of $85.1 million in the second quarter of 2008. None of these rigs generated revenues in the South America region during the second quarter of 2007.
     Operating expenses for our operations in the South American region increased $22.7 million in the second quarter of 2008, as compared to the second quarter of 2007, primarily due to normal operating costs for the three additional rigs that we moved to the region in 2007 ($18.9 million). In addition, we incurred $1.7 million of operating expenses for the Ocean Yorktown, which we moved to Brazil from the GOM in the second quarter of 2008.

Jack-Ups.

	Three Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
		(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$48,395	$67,180	$(18,785)
Mexico	26,943	14,923	12,020
Australia/Asia/Middle East	16,417	21,063	(4,646)
Europe/Africa/Mediterranean	26,055	22,502	3,553

Total Contract Drilling Revenue	$117,810	$125,668	$(7,858)

CONTRACT DRILLING EXPENSE
GOM	$23,048	$27,768	$4,720
Mexico	7,913	3,666	(4,247)
Australia/Asia/Middle East	11,621	6,619	(5,002)
Europe/Africa/Mediterranean	6,252	4,309	(1,943)

Total Contract Drilling Expense	$48,834	$42,362	$(6,472)

OPERATING INCOME	$68,976	$83,306	$(14,330)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $18.8 million during the second quarter of 2008 compared to the second quarter of 2007. The decline in revenues is primarily due to the relocation of two of our jack-up rigs from the GOM to other markets, namely, the Ocean King to Croatia in the third quarter of 2007 and the Ocean Columbia to Mexico in the first quarter of 2008. These two rigs generated $13.8 million in revenues while operating in the GOM during the second quarter of 2007. In addition, average operating revenue per day in the second quarter of 2008, excluding the Ocean King and Ocean Columbia, decreased to $76,500 from $91,100 in the second quarter of 2007, resulting in an $8.2 million decrease in revenue from the same period a year earlier.
     Average utilization (excluding the Ocean King and Ocean Columbia) increased from 92% during the second quarter of 2007 to 99% during the second quarter of 2008, resulting in an increase in revenues of $3.2 million. The increase in utilization was primarily due to an improvement in market conditions in the GOM. Our jack-up fleet in the GOM had no ready-stack days during the second quarter of 2008 compared to an aggregate 45 ready-stack days during the same period in 2007.
     Contract drilling expense in the GOM decreased $4.7 million during the second quarter of 2008 compared to the same period in 2007. The overall decrease in operating costs during the second quarter of 2008 was primarily attributable to the absence of operating costs in the GOM for the Ocean King and Ocean Columbia, which reduced operating expenses by $3.8 million.
     Mexico. Revenue and contract drilling expense from our jack-up rigs operating in Mexico increased $12.0 million and $4.2 million, respectively, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the operation of the Ocean Columbia offshore Mexico. The Ocean Columbia generated $11.5 million in revenues and incurred $4.0 million in operating expenses during the second quarter of 2008.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $4.6 million in the second quarter of 2008 compared to the same period in 2007 primarily due to the temporary ready-stacking of the Ocean Heritage ($13.0 million) at the end of the first quarter of 2008 until its mobilization to Egypt in late June 2008.
     Our newly constructed jack-up rig, the Ocean Shield, began operating offshore Malaysia during the second quarter of 2008, generating $7.3 million in revenues and $4.1 in contract drilling expenses.

     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region increased $3.6 million during the second quarter of 2008 compared to the same period in 2007. The Ocean King, which relocated to Croatia in the third quarter of 2007, generated $10.1 million in incremental revenues in the region. The favorable contribution by the Ocean King was partially offset by a $6.6 million reduction in revenues generated by the Ocean Spur. During the second quarter of 2007, revenues for the Ocean Spur included a $6.6 million lump-sum demobilization fee earned in connection with the completion of its contract offshore Tunisia.
Depreciation.
     Depreciation expense increased $12.3 million to $70.7 million during the second quarter of 2008 compared to $58.3 million during the same period in 2007 primarily due to depreciation associated with capital additions in 2007 and 2008.
General and Administrative Expense.
     We incurred general and administrative expense of $15.8 million in the second quarter of 2008 compared to $12.2 million in the same period in 2007. The $3.6 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation, staffing increases and engineering consulting fees, partially offset by lower legal fees resulting from an insurance reimbursement related to certain litigation.
Interest Expense.
     We recorded interest expense during the second quarter of 2008 of $1.9 million, representing a $1.9 million decrease in interest cost compared to the same period in 2007. This decrease was primarily attributable to more interest cost capitalized to our qualifying rig upgrades and construction projects as compared to the same period in 2007.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. During the three months ended June 30, 2008 and 2007, we recognized net foreign currency exchange gains of $12.6 million and $0.9 million, respectively.
Income Tax Expense.
     Our estimated annual effective tax rate for the three months ended June 30, 2008 was 29.1%, compared to the 28.2% effective tax rate for the comparable period in 2007.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. During the three months ended June 30, 2008 and June 30, 2007 we recognized tax expense of $1.9 million and $1.7 million, respectively, for uncertain tax positions related to the respective fiscal periods. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the quarter ended June 30, 2008.

Six Months Ended June 30, 2008 and 2007
     Comparative data relating to our revenue and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior period to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Six Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$635,289	$510,408	$124,881
Intermediate Semisubmersibles	837,820	469,958	367,862
Jack-ups	233,857	245,473	(11,616)

Total Contract Drilling Revenue	$1,706,966	$1,225,839	$481,127

Revenues Related to Reimbursable Expenses	$33,508	$31,220	$2,288

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$180,458	$131,508	$(48,950)
Intermediate Semisubmersibles	275,510	210,035	(65,475)
Jack-ups	95,101	82,956	(12,145)
Other	7,374	9,899	2,525

Total Contract Drilling Expense	$558,443	$434,398	$(124,045)

Reimbursable Expenses	$32,534	$29,977	$(2,557)

OPERATING INCOME
High-Specification Floaters	$454,831	$378,900	$75,931
Intermediate Semisubmersibles	562,310	259,923	302,387
Jack-ups	138,756	162,517	(23,761)
Other	(7,374)	(9,899)	2,525
Reimbursable expenses, net	974	1,243	(269)
Depreciation	(139,711)	(114,040)	(25,671)
General and administrative expense	(31,490)	(24,140)	(7,350)
Gain on disposition of assets	277	5,055	(4,778)

Total Operating Income	$978,573	$659,559	$319,014

Other income (expense):
Interest income	7,314	17,392	(10,078)
Interest expense	(3,237)	(14,625)	11,388
Loss on sale of marketable securities	(3)	(8)	5
Other, net	14,196	405	13,791

Income before income tax expense	996,843	662,723	334,120
Income tax expense	(289,935)	(186,646)	(103,289)

NET INCOME	$706,908	$476,077	$230,831

     Demand remained strong for our high-specification floaters and intermediate semisubmersible rigs in all markets and geographic regions during the first half of 2008. The continued high overall utilization and historically high dayrates for our floater fleet contributed to an overall increase in our net income of $230.8 million, or 48%, to $706.9 million in the first six months of 2008 compared to $476.1 million in the same period of 2007.
     In many of our floater markets, average dayrates increased as our rigs began operating under contracts at higher dayrates than those earned during the first half of 2007, resulting in the generation of additional contract drilling revenues. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys. In addition, although the GOM jack-up market is currently improving, our jack-ups earned lower dayrates during the first half of 2008 compared to the same period of 2007 despite an increase in utilization during the 2008 period. Total contract drilling revenues in the first half of 2008 increased $481.1 million, or 39%, to $1.7 billion compared to $1.2 billion in the same period a year earlier.

     Total contract drilling expenses increased $124.0 million, or 29%, in the first six months of 2008, compared to the same period in 2007. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of our drilling units across our fleet, additional survey and related maintenance costs, contract preparation and mobilization costs, as well as the inclusion of normal operating costs for the Ocean Endeavor and the Ocean Shield. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for our worldwide offshore fleet.
     Depreciation and general and administrative expense increased $33.0 million to $171.2 million in the aggregate during the first half of 2008, or 24%, compared to the first half of 2007, due to a higher depreciable asset base and higher payroll and consulting costs during 2008.
High-Specification Floaters.

	Six Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$518,057	$410,606	$107,451
Australia/Asia/Middle East	38,195	36,320	1,875
South America	79,037	63,482	15,555

Total Contract Drilling Revenue	$635,289	$510,408	$124,881

CONTRACT DRILLING EXPENSE
GOM	$103,757	$78,124	$(25,633)
Australia/Asia/Middle East	14,377	12,549	(1,828)
South America	62,324	40,835	(21,489)

Total Contract Drilling Expense	$180,458	$131,508	$(48,950)

OPERATING INCOME	$454,831	$378,900	$75,931

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $107.5 million during the first half of 2008 compared to the same period in 2007, primarily due to higher average dayrates earned during the 2008 period ($65.7 million). Average operating revenue per day for our rigs in this market, excluding the Ocean Endeavor, increased to $394,200 during the first half of 2008 compared to $337,700 in the first half of 2007. Excluding the Ocean Endeavor, six of our seven other high-specification semisubmersible rigs in the GOM are currently operating at dayrates higher than those earned during the first half of 2007. The Ocean Endeavor began operating in the GOM during the third quarter of 2007 and generated revenues of $44.1 million during the first six months of 2008.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, decreased slightly from 95% in the first half of 2007 to 94% in the first half of 2008, resulting in a $2.3 million decline in revenues comparing the periods.
     Operating costs during the first half of 2008 for our high-specification floaters in the GOM increased $25.6 million to $103.8 million (including $11.5 million in incremental operating expenses for the Ocean Endeavor) compared to the first half of 2007. Operating costs for the first six months of 2008 also included costs associated with a special survey of the Ocean Victory, as well as higher labor, benefits and other personnel-related costs for our rigs operating in the GOM compared to the same period in 2007.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, our high-specification rig operating offshore Malaysia, increased $1.9 million in the first half of 2008 compared to the same period in 2007. The revenue increase is primarily due to the Ocean Rover earning a higher average rate per day during the first six months of 2008, compared to the same period in 2007, as it alternated to a higher dayrate drilling program for a greater period of time during 2008.

     South America. Revenues earned by our high-specification floaters operating offshore Brazil during the first half of 2008 increased $15.6 million compared to the first half of 2007. Average operating revenue per day increased from $182,900 during the first half of 2007 to $325,300 during the first half of 2008 due to a higher dayrate earned by the Ocean Alliance during the 2008 period, contributing additional revenues of $35.4 million. A decline in utilization from 96% for the first half of 2007 to 67% for the comparable period in 2008 reduced revenues by $19.8 million during the first six months of 2008. The decrease in utilization during 2008 is primarily the result of 106 days of incremental unpaid downtime for the Ocean Clipper for a planned special survey and repairs to its propulsion system.
     Contract drilling expense for our operations in Brazil increased $21.5 million during the first half of 2008 compared to the same period in 2007. The increase in costs is primarily due to inspection, related repair and other costs associated with the surveys for both the Ocean Alliance and the Ocean Clipper, equipment repairs and higher personnel and related costs.
Intermediate Semisubmersibles.

	Six Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$75,132	$107,897	$(32,765)
Mexico	119,672	31,526	88,146
Australia/Asia/Middle East	179,956	104,835	75,121
Europe/Africa/Mediterranean	256,493	184,444	72,049
South America	206,567	41,256	165,311

Total Contract Drilling Revenue	$837,820	$469,958	$367,862

CONTRACT DRILLING EXPENSE
GOM	$17,235	$33,592	$16,357
Mexico	31,302	27,150	(4,152)
Australia/Asia/Middle East	71,557	50,050	(21,507)
Europe/Africa/Mediterranean	75,853	67,881	(7,972)
South America	79,563	31,362	(48,201)

Total Contract Drilling Expense	$275,510	$210,035	$(65,475)

OPERATING INCOME	$562,310	$259,923	$302,387

     GOM. Revenues generated during the first six months of 2008 by our intermediate semisubmersible fleet decreased $32.8 million compared to the same period in 2007, primarily as a result of the relocation of three of our rigs from the GOM (Ocean Voyager and Ocean New Era to Mexico and Ocean Concord to Brazil) after the second quarter of 2007. During the first half of 2007, these three rigs generated revenues of $100.3 million while operating in the GOM. The decline in revenues was partially offset by the addition of $20.7 million in revenues earned by the Ocean Ambassador, which relocated to the GOM during the second quarter of 2008. In addition, the Ocean Saratoga generated $46.9 million in additional revenues during the first half of 2008 compared to the same period in 2007 when it was out of service for 116 days completing a service life extension project.
     Contract drilling expenses in the GOM decreased by $16.4 million during the first half of 2008 compared to the same period in 2007, primarily due to the absence of operating costs for the Ocean Voyager, Ocean New Era and Ocean Concord ($21.2 million) which relocated to other markets during 2007 and costs associated with the life extension project for the Ocean Whittington that was completed in the second quarter of 2007. The overall decrease in contract drilling expenses in the first half of 2008 was partially offset by normal operating expenses for the Ocean Ambassador and Ocean Saratoga and costs associated with contract preparations for the Ocean Yorktown prior to its mobilization to Brazil in May 2008.

     Mexico. Offshore Mexico, three of our intermediate semisubmersible rigs completed their contracts with PEMEX after the second quarter of 2007 and relocated out of the region. In addition, during the fourth quarter of 2007, we relocated two semisubmersible units from the GOM to Mexico; the Ocean New Era and Ocean Voyager are currently working for PEMEX at dayrates substantially higher than rates earned by our semisubmersible rigs in this region in the first half of 2007. Average operating revenue per day increased to $281,800 for the six months ended June 30, 2008 compared to $60,200 per day for the comparable period in 2007. The net change in rigs between periods, combined with higher dayrates, generated $88.1 million additional revenues during the first six months of 2008 compared to the 2007 period.
     Our operating costs in Mexico increased by $4.2 million in the first six months of 2008 compared to the same period in 2007, primarily due to the inclusion of costs to mobilize the Ocean Ambassador from Mexico to the GOM after completion of its contract with PEMEX at the end of the first quarter of 2008 and amortization of deferred mobilization costs associated with the mobilization of the Ocean New Era and Ocean Voyager into Mexico. In addition, we incurred higher agency fees, which are generally based on a percentage of revenue, during the first half of 2008 as a result of the increase in revenue generated in the region.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $180.0 million during the first half of 2008 compared to revenues of $104.8 million in the same period in 2007. The $75.1 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $151,300 during the first half of 2007 to $273,700 during the first half of 2008, which generated additional revenues of $77.1 million during 2008. The increase in average operating revenue per day is primarily attributable to our three intermediate semisubmersibles operating offshore Australia commencing long-term contracts during the 2008 period at higher dayrates than those previously earned during the first half of 2007. A slight decrease in utilization from 94% for the first six months of 2007 to 90% for the comparable period of 2008 was due to differences in scheduled downtime for surveys, shipyard work and mobilizations and resulted in a revenue reduction of $1.0 million during the first half of 2008 compared to the same period in 2007.
     Contract drilling expense for the Australia/Asia/Middle East region increased $21.5 million in the first six months of 2008 compared to the first six months of 2007, primarily due to higher normal operating costs for the Ocean Patriot operating offshore Australia during the first half of 2008 compared to operating offshore New Zealand during the comparable period of 2007 and inspection and related repair costs associated with its 5-year survey during early 2008. In addition, operating costs in this region reflected higher labor and personnel-related costs during the first half of 2008 compared to the same period in the prior year. The increase in overall operating costs was partially offset by lower costs for the Ocean General during the first six months of 2008 due to the absence of shipyard and mobilization costs incurred during the first half of 2007.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $72.0 million in the first half of 2008 compared to the same period in 2007 primarily due to higher dayrates earned by our four rigs operating in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for our North Sea semisubmersibles increased from $190,000 in the first half of 2007 to $293,100 in the first half of 2008, contributing $72.7 million in additional revenue in 2008 compared to the same period in 2007.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $8.0 million in the first half of 2008 compared to the first half of 2007, primarily due to higher labor and benefits costs for all of our rigs in these markets, higher repair and normal operating costs incurred in 2008 for our North Sea rigs and higher costs related to the Ocean Vanguard operating offshore Ireland for a portion of the first six months of 2008.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $165.3 million to $206.6 million in the first six months of 2008 from $41.3 million in the first six months of 2007. During the first half of 2008, we had five rigs operating in the region compared to only two rigs operating in the region during the same period in 2007. Following the first quarter of 2007, we relocated the Ocean Whittington (Brazil), Ocean Concord (Brazil) and the Ocean Worker (Trinidad and Tobago) to this region where they generated aggregate revenues of $162.1 million in the first half of 2008.

     Operating expenses for our operations in the South American region increased $48.2 million in the first half of 2008, compared to the first half of 2007, primarily due to the inclusion of normal operating costs for the three additional rigs in the region ($41.0 million), as well as higher labor and other personnel-related expenses, freight, repair and maintenance costs for our other two semisubmersible rigs in this market. In addition, we incurred $1.7 million in costs associated with the mobilization and ready-stacking of the Ocean Yorktown, which relocated from the GOM in the second quarter of 2008 for long-term work expected to commence in the third quarter of 2008.
Jack-Ups.

	Six Months Ended
	June 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$92,864	$139,027	$(46,163)
Mexico	51,260	30,559	20,701
Australia/Asia/Middle East	36,617	40,587	(3,970)
Europe/Africa/Mediterranean	53,116	35,300	17,816

Total Contract Drilling Revenue	$233,857	$245,473	$(11,616)

CONTRACT DRILLING EXPENSE
GOM	$47,203	$52,882	$5,679
Mexico	16,938	7,465	(9,473)
Australia/Asia/Middle East	18,773	14,146	(4,627)
Europe/Africa/Mediterranean	12,187	8,463	(3,724)

Total Contract Drilling Expense	$95,101	$82,956	$(12,145)

OPERATING INCOME	$138,756	$162,517	$(23,761)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $46.2 million during the first half of 2008 compared to the first half of 2007. The decline in revenues is primarily due to the relocation of the Ocean King (Croatia) and the Ocean Columbia (Mexico) after the second quarter of 2007. These two rigs generated $34.9 million in revenues while operating in the GOM during the first six months of 2007. In addition, average operating revenue per day in the first half of 2008, excluding the Ocean King and Ocean Columbia, decreased to $75,400 from $93,200 in the first half of 2007, resulting in a $20.1 million decrease in revenue from the same period a year earlier.
     Average utilization (excluding the Ocean King and Ocean Columbia) increased from 88% during the first half of 2007 to 97% during the first half of 2008, resulting in an increase in revenues of $8.8 million. The increase in utilization was primarily due to an improvement in market conditions in the GOM that resulted in fewer ready-stack days for our jack-up fleet between wells during the first six months of 2008 (22 days) compared to the same period in 2007 (135 days).
     Contract drilling expense in the GOM decreased $5.7 million during the first half of 2008 compared to the same period in 2007. The overall decrease in operating costs during the first half of 2008 was due to the absence of operating costs in the GOM for the Ocean King and Ocean Columbia, which reduced operating expenses by $11.1 million. The reduction in overall operating costs was partially offset by higher labor and benefits costs, higher maintenance and repair costs and higher overhead costs for our remaining rigs in the GOM during the first half of 2008 compared to the first half of 2007. In addition, we incurred $0.8 million in start-up costs associated with the anticipated completion of the Ocean Scepter.
     Mexico. Revenue and contract drilling expense from our rigs operating in Mexico increased $20.7 million and $9.5 million, respectively, in the first half of 2008 compared to the first half of 2007 primarily due to the operation of the Ocean Columbia offshore Mexico, beginning in the first quarter of 2008. The Ocean Columbia generated $20.0 million in revenues and incurred $9.0 million in operating expenses during the first half of 2008.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $4.0 million in the first half of 2008 compared to the same period in 2007, primarily due to the temporary ready-stacking of the Ocean Heritage in a shipyard in Qatar beginning in March 2008 prior to its departure for Egypt in late June 2008 ($12.5 million).
     In addition, our newly constructed jack-up rig, the Ocean Shield, began operating in Malaysia during the second quarter of 2008 and generated $7.3 million in revenues and $4.1 million in contract drilling expenses.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region increased $17.8 million during the first half of 2008 compared to the same period in 2007. The Ocean King, operating under a two-year bareboat charter offshore Croatia that began in the third quarter of 2007, generated $20.7 million revenues during the first half of 2008.
     In addition, the Ocean Spur, which operated offshore Egypt during the first half of 2008 and in both Tunisia and Egypt during the first half of 2007, generated $2.9 million less in revenues during the 2008 period compared to 2007, primarily due to the recognition of other operating revenues associated with its contract offshore Tunisia in 2007. The overall decrease in the Ocean Spur’s revenue during the first half of 2008 was partially offset by the effect of a higher contracted dayrate operating offshore Egypt compared to operating offshore Tunisia during the majority of the first six months of 2007.
     Contract drilling expense in the Europe/Africa/Mediterranean region increased by $3.7 million during the first half of 2008 compared to the first half of 2007 primarily due to the inclusion of operating costs for the Ocean King. Operating costs for the Ocean Spur included costs associated with an intermediate survey during 2008 and higher labor and benefits costs, agency fees and overhead costs associated with operating in Egypt during 2008 compared to operating in Tunisia during the majority of the first half of 2007.
Depreciation.
     Depreciation expense increased $25.7 million to $139.7 million during the first half of 2008 compared to $114.0 million during the same period in 2007 primarily due to depreciation associated with capital additions in 2007 and 2008.
General and Administrative Expense.
     We incurred general and administrative expense of $31.5 million in the first half of 2008 compared to $24.1 million in the same period in 2007. The $7.4 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases and engineering and tax consulting fees, partially offset by lower legal fees resulting from an insurance reimbursement related to certain litigation.
Gain on Disposition of Assets.
     We recognized a net gain of $0.3 million on the sale and disposition of assets during the first half of 2008 compared to a net gain of $5.1 million in the first half of 2007 primarily for the recognition of gains on insurance settlements.
Interest Expense.
     We recorded interest expense during the first six months of 2008 of $3.2 million, representing an $11.4 million decrease in interest cost compared to the same period in 2007. This decrease was primarily attributable to lower interest cost associated with our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, which we redeemed in April 2008 and a greater amount of interest capitalized in the first half of 2008 related to our qualifying rig upgrades and construction of our two new jack-up rigs. Interest expense for the first half of 2007 included $8.9 million in debt issuance costs that we wrote off in connection with conversions during the period of our 1.5% Debentures and our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, into shares of our common stock.

Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency translation adjustments and transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. During the six months ended June 30, 2008 and 2007, we recognized net foreign currency exchange gains of $14.4 million and net foreign currency exchange losses of $0.3 million, respectively.
Income Tax Expense.
     Our estimated annual effective tax rate for the six months ended June 30, 2008 was 29.1%, compared to the 28.2% effective tax rate for the same period in 2007.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. During the six months ended June 30, 2008 and June 30, 2007 we recognized tax expense of $2.8 million and $2.0 million, respectively, for uncertain tax positions related to the respective fiscal periods. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the six months ended June 30, 2008.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “– $285 Million Revolving Credit Facility.”
     At June 30, 2008, we had $541.6 million in “Cash and cash equivalents” and $199.1 million in “Marketable securities,” representing our investment of cash available for current operations. Our Consolidated Balance Sheets at June 30, 2008 also included a $197.8 million “Payable for securities purchased” relating to investments purchased on June 30, 2008 that did not settle until the subsequent month.
     Cash Flows from Operations. Our internally generated cash flow is directly related to our business and the geographic regions in which we operate. Deterioration in the offshore drilling market or poor operating results may result in reduced cash flows from operations. The dayrates we receive for our drilling rigs and rig utilization rates are a function of rig supply and demand in the marketplace, which is generally correlated with the price of oil and natural gas. Demand for drilling services is dependent upon the level of expenditures by oil and gas companies for offshore exploration and development, a variety of political and economic factors and availability of rigs in a particular geographic region. As utilization rates increase, dayrates tend to increase as well as reflecting the lower supply of available rigs, and vice versa. These external factors which affect our cash flows from operations are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “– Overview – Industry Conditions,” “ – Forward-Looking Statements.”
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

     Based on our current credit ratings at June 30, 2008, the applicable margin on LIBOR loans would have been 0.24%. As of June 30, 2008, there were no loans outstanding under the Credit Facility; however, $54.2 million in letters of credit were issued and outstanding under the Credit Facility.
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
Purchase Obligations Related to Rig Construction/Modifications.
     Purchase Obligations. As of June 30, 2008 we had purchase obligations aggregating approximately $109 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter. We expect to complete funding of these projects in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at June 30, 2008 except for those related to our direct rig operations, which arise during the normal course of business.
Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of June 30, 2008 in the amount of $154.2 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $54.2 million in letters of credit issued under our Credit Facility. During 2008 we purchased two additional bonds totaling $11.9 million from a related party after obtaining competitive quotes. Premiums and fees associated with these bonds totaled $57,000. Agreements relating to approximately $89.8 million of performance bonds can require collateral at any time. As of June 30, 2008, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements do not require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     The upgrade of the Ocean Monarch continues in Singapore with expected delivery of the upgraded rig late in the fourth quarter of 2008. We expect to spend approximately $310 million to modernize this rig of which $229.4 million had been spent through June 30, 2008.
     Construction of our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, has been completed. The Ocean Shield is currently operating offshore Malaysia while the Ocean Scepter is being commissioned. We expect the Ocean Scepter to begin operating under contract during the third quarter of 2008. The aggregate expected cost for both rigs is approximately $320 million, including drill pipe and capitalized interest, of which $293.7 million had been spent through June 30, 2008.

     We have budgeted approximately $540 million in additional capital expenditures in 2008 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. During the first six months of 2008, we spent approximately $190 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements, including approximately $37 million towards modification of certain of our rigs to meet contractual requirements. We expect to finance our 2008 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At June 30, 2008 and December 31, 2007, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarter ended June 30, 2008 compared to the same quarter in 2007.
Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2008	2007	Change
	(In thousands)
Net income	$706,908	$476,077	$230,831
Net changes in operating assets and liabilities	(271,721)	(2,052)	(269,669)
Loss on sale of marketable securities	3	8	(5)
Depreciation and other non-cash items, net	158,896	109,919	48,977

	$594,086	$583,952	$10,134

     Our cash flow from operations increased $10.1 million, or 2%, during the six months ended June 30, 2008 compared to the first six months of 2007. The increase in cash flow from operations is primarily due to an increase in net income and higher favorable adjustments for depreciation and other non-cash items, partially offset by an increase in net cash required to satisfy our working capital requirements. Trade and other receivables used $150.3 million during the first six months of 2008 compared to providing $61.6 million during the first six months of 2007 due to normal changes in the billing cycle combined with the effect of higher dayrates earned by our rigs subsequent to June 30, 2007 in many of the markets in which we operate. During the first six months of 2007, we also received insurance proceeds of $49.6 million related to the settlement of certain hurricane-related insurance claims (we received total insurance proceeds of $54.5 million of which $4.9 million was included in net cash used in investing activities). During the first six months of 2008, we made estimated U.S. federal income tax payments and paid foreign income taxes of $235.0 million and $62.1 million, respectively.
Net Cash (Used in) Provided by Investing Activities.

	Six Months Ended June 30,
	2008	2007	Change
	(In thousands)
Purchase of marketable securities	$(649,107)	$(842,597)	$193,490
Proceeds from sale of marketable securities	650,022	1,146,719	(496,697)
Capital expenditures	(319,879)	(230,321)	(89,558)
Proceeds from disposition of assets	1,131	7,677	(6,546)
Proceeds from settlement of forward contracts	7,496	3,457	4,039

	$(310,337)	$84,935	$(395,272)

     Our investing activities used $310.3 million during the first six months of 2008 compared to providing $84.9 million during the comparable period in 2007. During the first six months of 2008, we sold marketable securities, net of purchases, of $0.9 million compared to net sales of $304.1 million during the comparable period in 2007. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as responses to actual or anticipated events or conditions in the securities or other markets.

     During the first six months of 2008, we spent approximately $93.2 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter and Ocean Shield compared to $90.2 million during the first six months of 2007 for major upgrades and rig construction. Expenditures for our ongoing capital maintenance programs, including rig modifications to meet contractual requirements, were $226.7 million during the first six months of 2008 compared to $140.1 million during the comparable period in 2007. The increase in expenditures related to our ongoing capital maintenance program in 2008 compared to 2007 is related to an increase in discretionary funds available for capital spending in 2008, as well as a response to customer and capital maintenance requirements. See “– Liquidity and Capital Requirements – Capital Expenditures.”
     As of June 30, 2008, we had foreign currency forward exchange contracts outstanding, which aggregated $227.5 million, that require us to purchase the equivalent of $64.4 million in Australian dollars, $59.7 million in Brazilian reais, $72.6 million in British pounds sterling, $10.5 million in Mexican pesos and $20.3 million in Norwegian kroner at various times through January 2009.
Net Cash Used in Financing Activities.

	Six Months Ended June 30,
	2008	2007	Change
	(In thousands)
Payment of dividends	$(382,648)	$(587,980)	$205,332
Proceeds from stock plan exercises	1,510	7,657	(6,147)
Other	1,008	3,475	(2,467)

	$(380,130)	$(576,848)	$196,718

     During the first six months of 2008, we paid cash dividends totaling $382.6 million (consisting of aggregate regular cash dividends of $34.7 million, or $0.125 per share of our common stock per quarter, and aggregate special cash dividends of $1.25 per share of our common stock per quarter, totaling $347.9 million). During the first six months of 2007, we paid cash dividends totaling $588.0 million (consisting of aggregate regular dividends of $34.6 million, or $0.125 per share of our common stock per quarter, and a special cash dividend of $4.00 per share of our common stock, totaling $553.4 million).
     On July 23, 2008, we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $1.25, respectively, per share of our common stock. Both the regular quarterly and special cash dividends are payable on September 1, 2008 to stockholders of record on August 1, 2008.
     Any future determination to declare a special dividend, as well as the amount of any special dividend which may be declared, will be based on our financial position, earnings, earnings outlook, capital spending plans and other relevant factors at that time.
     On April 15, 2008, we completed the redemption of all of our outstanding 1.5% Debentures, and, as a result, redeemed for cash $73,000 aggregate principal amount of our 1.5% Debentures.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the six months ended June 30, 2008 or in 2007.
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
Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S., or GAAP (the GAAP hierarchy). The FASB does not expect SFAS 162 to result in a change in current practice, as the intent of SFAS 162 is to direct the GAAP hierarchy to the reporting entity (rather than its auditor) and to place the GAAP hierarchy within the accounting literature established by the FASB. This statement is effective 60 days following the Securities and Exchange Commission, or SEC, approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”
     In May 2008, the FASB issued FASB Staff Position, or FSP, Accounting Principles Board, or APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash upon conversion (including partial cash settlement). The FSP requires bifurcation of the instrument into a debt component that is initially valued at fair value and an equity component. The debt component is accreted to par value using the effective yield method, and accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years on a retrospective basis for all periods presented. We are currently evaluating the impact that adopting FSP APB 14-1 will have on our results of operations and financial position.
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
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “– Overview – Industry Conditions”);

•	future uses of and requirements for financial resources (see “– Liquidity and Capital Requirements” and “– Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “– Liquidity and Capital Requirements – Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “– Overview – Industry Conditions” and “– Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows (see “ – Overview – Contract Drilling Backlog”);

•	future regular or special dividends (see “ – Historical Cash Flows”);

•	financing plans;

•	tax planning;

•	budgets for capital and other expenditures (see “– Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “– Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig conversion and upgrade projects (see “– Overview – Industry Conditions” and “– Liquidity and Capital Requirements”);

•	timing and duration of required regulatory inspections (see “– Overview – Contract Drilling Backlog” and “ – Overview – General”);

•	plans and objectives of management;

•	performance of contracts (see “– Overview – Industry Conditions” and “– Overview – Contract Drilling Backlog”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2008 and December 31, 2007, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, five-year senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of June

30, 2008 and December 31, 2007, there were no loans outstanding under the Credit Facility (however, $54.2 million in letters of credit were issued and outstanding under the Credit Facility at both June 30, 2008 and December 31, 2007).
     Our long-term debt, as of June 30, 2008 and December 31, 2007, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $27.4 million and $35.8 million as of June 30, 2008 and December 31, 2007, respectively. A 100-basis point decrease would result in an increase in market value of $20.1 million and $11.6 million as of June 30, 2008 and December 31, 2007, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange contracts in the normal course of business that require us to purchase predetermined amounts of foreign currencies at predetermined dates. As of June 30, 2008, we had foreign currency forward exchange contracts outstanding, which aggregated $227.5 million, that require us to purchase the equivalent of $64.4 million in Australian dollars, $59.7 million in Brazilian reais, $72.6 million in British pounds sterling, $10.5 million in Mexican pesos and $20.3 million in Norwegian kroner at various times through January 2009.
     We have presented the $9.6 million fair value of our outstanding foreign currency forward exchange contracts in accordance with SFAS 133 as “Prepaid expenses and other current assets” in our Consolidated Balance Sheets at June 30, 2008.
     The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2008 and December 31, 2007.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	June 30,		December 31,		June 30,		December 31,
	2008		2007		2008		2007
			(In thousands)
Interest rate:
Marketable securities	$199,086	(a)	$1,301	(a)	$1,100	(c)	$100	(c)
Long-term debt	(486,300	) (b)	(500,300	) (b)	—		—

Foreign Exchange:
Forward exchange contracts	9,600	(d)	2	(d)	49,100	(e)	100	(e)
Forward exchange contracts	—		(93	) (d)	—		3,300	(e)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on June 30, 2008 and December 31, 2007.

(b)	The fair values of our 4.875% Senior Notes and 5.15% Senior Notes are based on the quoted closing market prices on June 30, 2008 and December 31, 2007 from brokers of these instruments. The fair value of our Zero Coupon Debentures is based on the closing market price of our common stock on June 30, 2008 and December 31, 2007 and the stated conversion rate for the debentures. The fair value of our 1.5% Debentures is based on the closing market price of our common stock on December 31, 2007 and the stated conversion rate for the debentures. There were no 1.5% Debentures outstanding at June 30, 2008.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2008 and December 31, 2007.

(d)	The fair value of our foreign currency forward exchange contracts is based on the quoted market prices on June 30, 2008 and December 31, 2007.

(e)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at June 30, 2008 and December 31, 2007.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders, or Annual Meeting, on May 20, 2008 in New York, New York. At the Annual Meeting, the holders of 131,473,172 shares of common stock out of 138,876,045 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:
a.	To elect eight directors to serve until our 2009 annual meeting of stockholders.

	Number of Shares
	For	Withheld

James S. Tisch	114,422,931	17,050,241
Lawrence R. Dickerson	112,581,074	18,892,098
John R. Bolton	130,359,018	1,114,154
Charles L. Fabrikant	100,867,126	30,606,046
Paul G. Gaffney, II	130,323,491	1,149,681
Herbert C. Hofmann	114,323,697	17,149,475
Arthur L. Rebell	114,233,132	17,240,040
Raymond S. Troubh	129,722,986	1,750,186
b.	To ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal year 2008.

For	131,011,171
Against	429,642
Abstain	32,359
Broker Non-Vote	0
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date July 29, 2008	By:	\s\ Gary T. Krenek

Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date July 29, 2008		\s\ Beth G. Gordon

Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-Laws (as amended through October 22, 2007) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 26, 2007).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.