Form 10-Q
period 2008-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2008-10-28
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
     As of October 24, 2008     Common stock, $0.01 par value per share                     139,001,050 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$635,442	$637,961
Marketable securities	1,138	1,301
Accounts receivable	708,108	522,808
Prepaid expenses and other current assets	137,176	103,120

Total current assets	1,481,864	1,265,190
Drilling and other property and equipment, net of accumulated depreciation	3,321,529	3,040,063
Other assets	43,891	36,212

Total assets	$4,847,284	$4,341,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,563
Accounts payable	76,525	132,243
Accrued liabilities	310,630	235,521
Taxes payable	74,199	81,684

Total current liabilities	461,354	453,011

Long-term debt	503,219	503,071
Deferred tax liability	431,056	397,629
Other liabilities	119,596	110,687

Total liabilities	1,515,225	1,464,398

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,917,850 shares issued and 139,001,050 shares outstanding at September 30, 2008; 143,787,206 shares issued and 138,870,406 shares outstanding at December 31, 2007)	1,439	1,438
Additional paid-in capital	1,843,768	1,831,492
Retained earnings	1,601,248	1,158,535
Accumulated other comprehensive gain	17	15
Treasury stock, at cost (4,916,800 shares at September 30, 2008 and December 31, 2007)	(114,413)	(114,413)

Total stockholders’ equity	3,332,059	2,877,067

Total liabilities and stockholders’ equity	$4,847,284	$4,341,465

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Contract drilling	$881,953	$628,246	$2,588,919	$1,854,085
Revenues related to reimbursable expenses	18,423	15,716	51,931	46,936

Total revenues	900,376	643,962	2,640,850	1,901,021

Operating expenses:
Contract drilling	314,273	280,226	872,716	714,624
Reimbursable expenses	18,126	15,458	50,660	45,435
Depreciation	72,014	57,565	211,725	171,605
General and administrative	13,944	13,105	45,434	37,245
Gain on disposition of assets	(228)	(363)	(505)	(5,418)
Casualty loss	6,281	—	6,281	—

Total operating expenses	424,410	365,991	1,186,311	963,491

Operating income	475,966	277,971	1,454,539	937,530

Other income (expense):
Interest income	3,055	8,735	10,369	26,127
Interest expense	(2,989)	(2,334)	(6,226)	(16,959)
Gain on sale of marketable securities, net	677	1,763	674	1,755
Other, net	(29,143)	2,112	(14,947)	2,517

Income before income tax expense	447,566	288,247	1,444,409	950,970

Income tax expense	(136,916)	(82,724)	(426,851)	(269,370)

Net income	$310,650	$205,523	$1,017,558	$681,600

Income per share:
Basic	$2.23	$1.48	$7.32	$4.96

Diluted	$2.23	$1.48	$7.32	$4.93

Weighted-average shares outstanding:
Shares of common stock	139,001	138,683	138,945	137,484
Dilutive potential shares of common stock	90	307	131	1,432

Total weighted-average shares outstanding	139,091	138,990	139,076	138,916

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$1,017,558	$681,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211,725	171,605
Gain on disposition of assets	(505)	(5,418)
Casualty loss	6,281	—
Gain on sale of marketable securities, net	(674)	(1,755)
Deferred tax provision	33,933	10,583
Accretion of discounts on marketable securities	(1,631)	(9,233)
Amortization/write-off of debt issuance costs	416	9,231
Amortization of debt discounts	181	178
Stock-based compensation expense	4,570	3,266
Excess tax benefits from stock-based payment arrangements	(1,392)	(4,280)
Deferred income, net	11,119	17,041
Deferred expenses, net	(21,842)	(20,229)
Other items, net	(4,197)	2,167
Changes in operating assets and liabilities:
Accounts receivable	(184,300)	24,905
Prepaid expenses and other current assets	(17,085)	(33,939)
Accounts payable and accrued liabilities	(14,772)	4,994
Taxes payable	(60)	22,777

Net cash provided by operating activities	1,039,325	873,493

Investing activities:
Capital expenditures	(487,662)	(451,331)
Proceeds from disposition of assets, net of disposal costs	2,802	7,658
Proceeds from sale and maturities of marketable securities	1,293,742	2,314,111
Purchases of marketable securities	(1,291,271)	(2,377,377)
Proceeds from settlement of forward contracts	11,141	4,889

Net cash used in investing activities	(471,248)	(502,050)

Financing activities:
Payment of dividends	(573,917)	(605,316)
Proceeds from stock plan exercises	2,002	9,522
Excess tax benefits from stock-based payment arrangements	1,392	4,280
Redemption of 1.5% Debentures	(73)	—

Net cash used in financing activities	(570,596)	(591,514)

Net change in cash and cash equivalents	(2,519)	(220,071)
Cash and cash equivalents, beginning of period	637,961	524,698

Cash and cash equivalents, end of period	$635,442	$304,627

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
     As of October 24, 2008, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
Derivative Financial Instruments
     At September 30, 2008, our derivative financial instruments included foreign currency forward exchange contracts. See Notes 4 and 5.
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $25.1 million and $25.2 million for the nine months ended September 30, 2008 and 2007, respectively.
     We paid $330.0 million and $224.0 million in U.S. income taxes during the nine months ended September 30, 2008 and 2007, respectively. We paid $86.0 million and $27.5 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2008 and 2007, respectively.
     Cash payments for capital expenditures for the nine months ended September 30, 2008, included $43.0 million of capital expenditures that were accrued but unpaid at December 31, 2007. Cash payments for capital expenditures for the nine months ended September 30, 2007 included $41.4 million of capital expenditures that were accrued but unpaid at December 31, 2006. Capital expenditures that were accrued but not paid as of September 30, 2008, totaled $53.4 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at September 30, 2008.
     We recorded income tax benefits of $1.7 million and $5.5 million related to employee stock plan exercises during the nine months ended September 30, 2008 and 2007, respectively.
     During the nine months ended September 30, 2008, the holders of $3.5 million in aggregate principal amount of our 1.5% Senior Convertible Debentures Due 2031, or 1.5% Debentures, and the holders of approximately $33,000 accreted, or carrying, value through the date of conversion of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, elected to convert their outstanding debentures into shares of our common stock. See Note 9.
     During the nine months ended September 30, 2007, the holders of $450.5 million in aggregate principal amount of our 1.5% Debentures and the holders of $1.5 million accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. During the nine months ended September 30, 2008 and 2007, we capitalized interest on qualifying expenditures related to the upgrade of the Ocean Monarch for ultra-deepwater service and the construction of our two jack-up rigs, the Ocean Scepter (through its completion in August 2008) and the Ocean Shield (through its completion in May 2008). In addition, we capitalized interest costs on qualifying expenditures related to the upgrade of the Ocean Endeavor through completion of the upgrade in March 2007.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Total interest cost including amortization of debt issuance costs	$6,942	$6,943	$20,993	$30,083
Capitalized interest	(3,953)	(4,609)	(14,767)	(13,124)

Total interest expense as reported	$2,989	$2,334	$6,226	$16,959

Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Prepaid expenses and other current assets” and “Other assets,” depending on the maturity of the associated debt, and are amortized over the respective terms of the related debt. Interest expense for the nine months ended September 30, 2008 included $84,000 in debt issuance costs that we wrote off in connection with the conversions and final redemption of our 1.5% Debentures during 2008. There were no debt issuance costs written off during the three months ended September 30, 2008. Interest expense for the three and nine months ended September 30, 2007 included $4,000 and $8.9 million, respectively, in debt issuance costs that were written off in connection with conversions of our 1.5% Debentures and Zero Coupon Debentures during the respective periods of 2007.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during the nine months ended September 30, 2008 or 2007.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$310,650	$205,523	$1,017,558	$681,600
Other comprehensive gains (losses), net of tax:
Pension adjustment upon plan termination	—	—	—	4,526
Unrealized holding (loss) gain on investments	(4)	94	14	179
Reclassification adjustment for gain included in net income	(12)	—	(12)	(191)

Comprehensive income	$310,634	$205,617	$1,017,560	$686,114

     The tax related to the change in unrealized holding loss on investments for the three months ended September 30, 2008 was approximately $2,000. The tax related to the change in unrealized holding gain on investments for the nine months ended September 30, 2008 was approximately $8,000. The tax effect on the reclassification adjustment for net losses included in net income was approximately $6,000 for the three and nine months ended September 30, 2008.
     The tax related to the change in unrealized holding loss on investments was approximately $50,000 for the three months ended September 30, 2007. The tax related to the change in unrealized holding gains on investments was approximately $96,000 for the nine months ended September 30, 2007. The tax effect on the reclassification adjustment for net gains included in net income was approximately $103,000 for the nine months ended September 30, 2007. The tax related to the pension adjustment upon plan termination for the nine months ended September 30, 2007 was $2.4 million.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses on our foreign currency forward exchange contracts, are reported as “Other income (expense)” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2008, we recognized net foreign currency exchange losses of $29.0 million and $14.6 million, respectively. For the three and nine months ended September 30, 2007, we recognized net foreign currency exchange gains of $2.1 million and $2.4 million, respectively. See Note 4.
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
     Previously reported amounts for “Reimbursable expenses” in our Consolidated Statements of Operations for the three and nine months ended September 30, 2007 have been adjusted to include $1.9 million and $5.2 million, respectively, in reimbursable catering expense to conform to the current year presentation. These amounts were previously reported as “Contract drilling” expense in our Consolidated Statements of Operations. This reclassification had no effect on total operating expenses, operating income or net income for the three and nine months ended September 30, 2007.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Accounting Principles Board, or APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash upon conversion (including partial cash settlement). The FSP requires bifurcation of the instrument into a debt component that is initially valued at fair value and an equity component. The debt component is accreted to par value using the effective yield method, and accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years on a retrospective basis for all periods presented. We are currently evaluating the impact that adopting FSP APB 14-1 will have on our results of operations and financial position.
     In March 2008, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS 133 and (c) the effect of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We are in the process of reviewing the enhanced disclosure requirements under SFAS 161.

2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands, except per share data)
Net income – basic (numerator):	$310,650	$205,523	$1,017,558	$681,600
Effect of dilutive potential shares
1.5% Debentures	—	8	15	3,388
Zero Coupon Debentures	9	6	17	45

Net income including conversions – diluted (numerator)	$310,659	$205,537	$1,017,590	$685,033

Weighted average shares – basic (denominator):	139,001	138,683	138,945	137,484
Effect of dilutive potential shares
1.5% Debentures	—	194	25	1,320
Zero Coupon Debentures	52	52	52	55
Stock options/SARs	38	61	54	57

Weighted average shares including conversions – diluted (denominator)	139,091	138,990	139,076	138,916

Earnings per share:
Basic	$2.23	$1.48	$7.32	$4.96

Diluted	$2.23	$1.48	$7.32	$4.93

     Our computation of diluted earnings per share, or EPS, for the three and nine months ended September 30, 2008 excludes 247,042 and 182,037 stock appreciation rights, or SARs, respectively. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
     Our computation of diluted EPS for the three months ended September 30, 2007 excludes 172,494 SARs. Our computation of diluted EPS for the nine months ended September 30, 2007 excludes stock options representing 30,666 shares of common stock and 171,878 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.

3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2008
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Mortgage-backed securities	$1,112	$26	$1,138

	December 31, 2007
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Mortgage-backed securities	$1,277	$24	$1,301

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Proceeds from sales	$643,720	$992,392	$743,742	$1,689,111
Proceeds from maturities	—	175,000	550,000	625,000
Gross realized gains	680	1,768	680	1,810
Gross realized losses	(3)	(5)	(6)	(55)
4. Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
     Our international operations expose us to foreign exchange risk associated with our costs payable in foreign currencies for employee compensation and purchases from foreign suppliers. We utilize foreign exchange forward contracts to reduce our forward exchange risk. Our foreign currency forward exchange contracts may obligate us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period.
     During the three and nine months ended September 30, 2008, we settled several of our obligations under various foreign currency forward exchange contracts, which resulted in net realized gains totaling $3.6 million and $11.2 million, respectively. During the three and nine months ended September 30, 2007, we recognized net realized gains of $1.4 million and $4.9 million, respectively, on settlement of foreign currency forward exchange contracts during the period. As of September 30, 2008, we had foreign currency forward exchange contracts outstanding, in the aggregate notional amount of $309.5 million, consisting of $70.7 million in Australian dollars, $88.9 million in Brazilian reais, $104.9 million in British pounds sterling, $25.3 million in Mexican pesos and $19.7 million in Norwegian kroner. These contracts settle at various times through June 2009. See Note 5.
     These forward contracts are derivatives as defined by SFAS 133. SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. We did not seek hedge accounting treatment for these contracts in accordance with SFAS 133. Therefore, we recorded net pre-tax unrealized losses of $28.7 million and $19.1 million in our Consolidated Statements of Operations for the three and nine months ended September 30, 2008, respectively, as “Other income (expense)” to adjust the carrying value of these derivative financial instruments to their fair value. At September 30, 2008, we have presented the fair value of our outstanding foreign currency forward exchange contracts as a current asset of $0.5 million in “Prepaid expenses and other current assets” and a current liability of $(19.6) million in “Accrued liabilities” in our Consolidated Balance Sheets.
     We recorded a net pre-tax unrealized gain of $0.6 million and a pre-tax net unrealized loss of $12,000 for the three and nine months ended September 30, 2007, respectively, as “Other income (expense)” to adjust the carrying value of our derivative financial instruments held at September 30, 2007 to their fair value.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at September 30, 2008 included $607.0 million in cash held in money market funds.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include over-the-counter foreign currency forward exchange contracts that are valued using model-derived valuation techniques and mortgage-backed securities.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$606,983	$—	$—	$606,983
Mortgage-backed securities	—	1,138	—	1,138
Forward exchange contracts	—	471	—	471

Total assets	$606,983	$1,609	$—	$608,592

Liabilities:
Forward exchange contracts	$—	$(19,623)	$—	$(19,623)

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Rig spare parts and supplies	$51,043	$50,699
Deferred mobilization costs	34,261	17,295
Prepaid insurance	19,173	11,444
Deferred tax assets	9,006	9,006
Vendor prepayments	6,161	7,296
Deposits	3,935	2,292
Prepaid taxes	8,875	1,681
Foreign currency forward exchange contracts	471	2
Other	4,251	3,405

Total	$137,176	$103,120

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Drilling rigs and equipment	$5,181,993	$4,540,797
Construction work-in-progress	293,362	453,093
Land and buildings	27,529	24,123
Office equipment and other	32,729	29,742

Cost	5,535,613	5,047,755
Less: accumulated depreciation	(2,214,084)	(2,007,692)

Drilling and other property and equipment, net	$3,321,529	$3,040,063

     Construction work-in-progress at September 30, 2008 consisted of $293.4 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service including accrued capital expenditures aggregating $39.0 million related to this project. We anticipate that the upgrade of the Ocean Monarch will be completed in late 2008. Construction of our two new jack-up rigs Ocean Shield and Ocean Scepter was completed in the second quarter and third quarter of 2008, respectively.
8. Accrued Liabilities
     Accrued liabilities consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Accrued project/upgrade expenses	$113,012	$95,778
Payroll and benefits	72,020	52,975
Deferred revenue	42,445	36,134
Foreign currency forward exchange contracts	19,623	94
Personal injury and other claims	10,180	8,692
Hurricane related expenses	5,080	1,380
Interest payable	4,120	10,413
Other	44,150	30,055

Total	$310,630	$235,521

9. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Zero Coupon Debentures (due 2020)	$4,002	$3,931
1.5% Debentures (due 2031)	—	3,563
5.15% Senior Notes (due 2014)	249,608	249,566
4.875% Senior Notes (due 2015)	249,609	249,574

		506,634
Less: Current maturities	—	3,563

Total	$503,219	$503,071

     The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2008 are as follows:

(In thousands)
2008	$—
2009	—
2010	4,002
2011	—
2012	—
Thereafter	499,217

Total	$503,219

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
     During the first nine months of 2008, the holders of approximately $33,000 accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 430 shares of our common stock pursuant to these conversions during the first nine months of 2008. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during the nine months ended September 30, 2008 was $50,000.
     At September 30, 2008, there was $6.0 million aggregate principal amount at maturity, or $4.0 million accreted, or carrying, value, of our Zero Coupon Debentures outstanding.
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
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. At September 30, 2008, our loss reserves related to our Brazilian operations aggregated $6.3 million, of which $2.0 million and $4.3 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $8.5 million at December 31, 2007, of which $1.9 million was recorded in “Accrued liabilities” and $6.6 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily results from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We estimate our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At September 30, 2008, our estimated liability for personal injury claims was $29.9 million, of which $9.5 million and $20.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2007, we had recorded loss reserves for personal injury claims aggregating $32.0 million, of which $8.5 million and $23.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of September 30, 2008, we had purchase obligations aggregating approximately $61 million related to the major upgrade of the Ocean Monarch. We expect to complete funding of this project in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2008, except for those related to our direct rig operations, which arise during the normal course of business.

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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
High Specification Floaters	$344,024	$258,679	$979,313	$769,087
Intermediate Semisubmersibles	401,891	255,795	1,239,711	725,753
Jack-ups	136,038	113,772	369,895	359,245

Total contract drilling revenues	881,953	628,246	2,588,919	1,854,085
Revenues related to reimbursable expenses	18,423	15,716	51,931	46,936

Total revenues	$900,376	$643,962	$2,640,850	$1,901,021

Geographic Areas
     At September 30, 2008, our drilling rigs were located offshore eleven countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in international operations and our results of operations and the value of our international assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
United States	$369,410	$315,626	$1,088,971	$1,004,376

International:
Europe/Africa/Mediterranean	166,741	126,741	476,349	346,485
South America	150,711	61,174	436,315	292,352
Australia/Asia/Middle East	131,999	110,610	386,767	165,912
Mexico	81,515	29,811	252,448	91,896

Total revenues	$900,376	$643,962	$2,640,850	$1,901,021

12. Casualty Loss
     In September 2008, the Ocean Tower sustained significant damage during Hurricane Ike, which impacted the Gulf of Mexico and the upper Texas and Louisiana Gulf coasts. The Ocean Tower lost its derrick, drill floor and drill floor equipment during the hurricane, and we expect the drilling rig to be out of drilling service through the third quarter of 2009. We have not yet made a final assessment of the estimated costs to repair the Ocean Tower nor have we determined whether or not we will have an insurable loss related to this rig. During the third quarter of 2008, we wrote off the net book value of the derrick, drill floor and drill floor equipment for the Ocean Tower of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for the recovery of equipment from the ocean floor. The aggregate of these items is reflected in “Casualty Loss” in our Consolidated Statements of Operations for the three and nine months ended September 30, 2008.

     We are currently assessing damages to our remaining drilling fleet within the impacted areas, as well as our shorebase facilities in Louisiana; however, we do not believe that it is likely that we will have an insurable loss as it relates to this portion of our drilling fleet and shorebase facilities.
13. Income Taxes
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands subsidiary, which we wholly own. Because it was our intention to indefinitely reinvest the earnings of the subsidiary in foreign activities, no U.S. federal income taxes were provided on these earnings in years subsequent to its formation until December 2007, except to the extent that such earnings were immediately subject to U.S. federal income taxes. In December 2007, this subsidiary made a non-recurring distribution of $850.0 million to its U.S. parent and we recognized U.S. federal income tax on the portion of the earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. As of December 31, 2007, the amount of previously untaxed earnings of this subsidiary was zero. Notwithstanding the non-recurring distribution made in December 2007, it remains our intention to indefinitely reinvest future earnings of this subsidiary to finance foreign activities. Consequently no U.S. federal income taxes were provided in the nine months ended September 30, 2008 on the earnings of this subsidiary except to the extent that such earnings were immediately subject to U.S. federal income taxes.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. During the three and nine months ended September 30, 2008 we recognized tax expense of $1.6 million and $4.4 million, respectively, for uncertain tax positions related to fiscal 2008. During the three and nine months ended September 30, 2007 we recognized tax expense of $0.8 million and $2.7 million, respectively, for uncertain tax positions related to fiscal 2007. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the nine months ended September 30, 2008.

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
     We are a leader in deep water drilling with a fleet of 46 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 15 jack-ups and one drillship. During the third quarter of 2008, one of our U.S. Gulf of Mexico jack-ups, the Ocean Tower, was damaged as a result of Hurricane Ike, losing its derrick, drill floor and drill floor equipment. We anticipate that the unit will be out of service for repairs through the third quarter of 2009.
Overview
Industry Conditions
     The growing global economic crisis created an environment of uncertainty during the third quarter of 2008 that has continued in the fourth quarter of 2008. The price of crude oil fell from $142 per barrel at the beginning of the period to $100 per barrel at the close, and was trading in the mid-$60s range near the end of October. At the same time, reported dayrates for offshore rigs continued to rise, setting records for both the current fleet and new-build rigs, as well as U.S. Gulf of Mexico, or GOM, jack-ups. Additionally, we added to our floater backlog during the third quarter. We are unable to predict the impact on our business of a continued decline in commodity prices and the global economy. Possible negative impacts, among others, could include a decline in dayrates for new contracts, and a slowing in the pace of new contract activity.
     Floaters
     The majority of our intermediate and high-specification floater rigs are nearly fully contracted for the remainder of 2008, and 97% of our floater equipment is contracted for 2009. Additionally, contracts for 77% of our floating rigs extend at least until 2010, with 8% of our floating units having contracts extending into the 2014-2015 timeframe. However, during the third quarter of 2008 a customer canceled a letter of intent, or LOI, on the Ocean Star because of infrastructure damage to the customer’s production system caused by hurricanes Gustav and Ike. At the same time, there is currently high customer demand for multi-year contracts for our floater fleet, particularly for those rigs such as the Ocean Star with near-term availability. Although there are a large number of new-build floaters under construction, approximately two-thirds of those units are already under contract and therefore only a limited number of new rigs are available to impact the market.
     International Jack-ups
     The industry’s jack-up market is divided between an international sector and a U.S. sector, with the international sector generally characterized by contracts of longer duration and higher prices, compared to the generally shorter term and lower priced domestic sector. To date in 2008, we have seen relatively steady demand for jack-ups in the international sector with generally static dayrates. However, with less than 20% of the new-build jack-up order book under contract, it is possible that jack-up rig supply could be of concern in the international sector during 2009 and beyond.
     U.S. Gulf of Mexico Jack-ups
     In the domestic jack-up sector, higher natural gas prices and tighter rig supply allowed our domestic jack-up fleet to experience improved utilization and dayrates during the first three quarters of 2008, compared to the same period in 2007. Although natural gas prices have declined from earlier highs, to date, the market remains strong for our active domestic jack-up units, with the Ocean Summit recently signing a one-well contract at a near-record dayrate for 300-ft. GOM units of $140,000. All six of our active GOM jack-up rigs are currently contracted, and two of them are committed into the first quarter of 2009.

Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of October 23, 2008, February 7, 2008 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2007) and October 25, 2007 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007) and reflects both firm commitments (typically represented by signed contracts), as well as previously-disclosed LOIs. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of both the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 23,	February 7,	October 25,
	2008	2008	2007
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (1)	$4,720,000	$4,448,000	$3,657,000
Intermediate Semisubmersibles	6,302,000	5,985,000	4,450,000
Jack-ups	428,000	421,000	432,000

Total	$11,450,000	$10,854,000	$8,539,000

(1)	Contract drilling backlog as of October 23, 2008 includes an aggregate $189.8 million in contract drilling revenue relating to anticipated future work under an LOI that is expected to be earned during 2009 and 2010.
     The following table reflects the amount of our contract drilling backlog by year as of October 23, 2008.

	For the Years Ending December 31,
	Total	2008(1)	2009	2010	2011 - 2015
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (2)	$4,720,000	$333,000	$1,393,000	$1,399,000	$1,595,000
Intermediate Semisubmersibles	6,302,000	412,000	1,836,000	1,588,000	2,466,000
Jack-ups	428,000	127,000	285,000	16,000	—

Total	$11,450,000	$872,000	$3,514,000	$3,003,000	$4,061,000

(1)	Represents a three-month period beginning October 1, 2008.

(2)	Includes an aggregate $189.8 million in contract drilling revenue of which $90.5 million and $99.3 million are expected to be earned during 2009 and 2010, respectively, relating to anticipated future work under an LOI.

     The following table reflects the percentage of rig days committed by year as of October 23, 2008. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected delivery date of the Ocean Monarch.

	For the Years Ending December 31,
	2008(1)	2009	2010	2011 - 2015
Rig Days Committed (2)
High-Specification Floaters	98%	92%	77%	17%
Intermediate Semisubmersibles	100%	100%	77%	25%
Jack-ups	86%	40%	2%	—

(1)	Represents a three-month period beginning October 1, 2008.

(2)	Includes approximately 575, 1,475 and 160 scheduled shipyard, survey and mobilization days for the remainder of 2008, 2009 and 2010, respectively, or 15%, 11% and 2% of our total rig days committed for the remainder of 2008, 2009 and 2010, respectively. Scheduled shipyard days includes an aggregate of 365 days associated with a water depth upgrade and repowering project for the Ocean Bounty during 2009 and 2010 (see “ – Overview – General”).
Casualty Loss
     In September 2008, the Ocean Tower sustained significant damage during Hurricane Ike, which impacted the Gulf of Mexico and the upper Texas and Louisiana Gulf coasts. The Ocean Tower lost its derrick, drill floor and drill floor equipment during the hurricane, and we expect the drilling rig to be out of drilling service through the third quarter of 2009. We have not yet made a final assessment of the estimated costs to repair the Ocean Tower nor have we determined whether or not we will have an insurable loss related to this rig. During the third quarter of 2008, we wrote off the net book value of the derrick, drill floor and drill floor equipment for the Ocean Tower of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for the recovery of equipment from the ocean floor. The aggregate of these items is reflected in “Casualty Loss” in our Consolidated Statements of Operations for the three and nine months ended September 30, 2008.
     We are currently assessing damages to our remaining drilling fleet within the impacted areas, as well as our shorebase facilities in Louisiana; however, we do not believe that it is likely that we will have an insurable loss as it relates to this portion of our drilling fleet and shorebase facilities.
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
     During the last quarter of 2008, we expect that six of our rigs will undergo 5-year regulatory inspections and will be out of service for approximately 266 days in the aggregate, including downtime for planned maintenance projects. We expect to spend an additional approximately 308 days during the remainder of 2008 for an intermediate survey, the mobilization of rigs, completion of contract modifications, extended maintenance projects not performed in conjunction with regulatory surveys and repairs to the Ocean Tower. During 2009, we expect that an additional five of our rigs will undergo 5-year surveys and will be out of service for approximately 280 days in the aggregate. We also expect to spend an additional approximately 921 days during 2009 for intermediate surveys, the mobilization of rigs, contract modifications for international contracts, extended maintenance projects and completion of repairs to the Ocean Tower. In addition, we expect the Ocean Bounty to be taken out of service at some time after the first quarter of 2009 for a water depth upgrade and repowering project. We expect these projects to take approximately one year to complete and will extend to 2010. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Overview – Contract Drilling Backlog.”)
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

Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to these policies during the nine months ended September 30, 2008.

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
Three Months Ended September 30, 2008 and 2007
     Comparative data relating to our revenue and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior period to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Three Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$344,024	$258,679	$85,345
Intermediate Semisubmersibles	401,891	255,795	146,096
Jack-ups	136,038	113,772	22,266

Total Contract Drilling Revenue	$881,953	$628,246	$253,707

Revenues Related to Reimbursable Expenses	$18,423	$15,716	$2,707

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$94,713	$93,069	$(1,644)
Intermediate Semisubmersibles	162,011	135,445	(26,566)
Jack-ups	58,159	47,077	(11,082)
Other	(610)	4,635	5,245

Total Contract Drilling Expense	$314,273	$280,226	$(34,047)

Reimbursable Expenses	$18,126	$15,458	$(2,668)

OPERATING INCOME
High-Specification Floaters	$249,311	$165,610	$83,701
Intermediate Semisubmersibles	239,880	120,350	119,530
Jack-ups	77,879	66,695	11,184
Other	610	(4,635)	5,245
Reimbursable expenses, net	297	258	39
Depreciation	(72,014)	(57,565)	(14,449)
General and administrative expense	(13,944)	(13,105)	(839)
Casualty loss	(6,281)	—	(6,281)
Gain on disposition of assets	228	363	(135)

Total Operating Income	$475,966	$277,971	$197,995

Other income (expense):
Interest income	3,055	8,735	(5,680)
Interest expense	(2,989)	(2,334)	(655)
Gain on sale of marketable securities	677	1,763	(1,086)
Other, net	(29,143)	2,112	(31,255)

Income before income tax expense	447,566	288,247	159,319
Income tax expense	(136,916)	(82,724)	(54,192)

NET INCOME	$310,650	$205,523	$105,127

     Continued high overall utilization and historically high dayrates for our floater fleet contributed to an overall increase in our net income of $105.1 million, or 51%, to $310.6 million in the third quarter of 2008 compared to $205.5 million in the same period of 2007. In many of the floater markets in which we operate, average dayrates increased as our rigs operated under contracts at higher dayrates than those earned during the third quarter of 2007. The market for our jack-up rigs in the GOM improved during the third quarter of 2008 as evidenced by higher utilization compared to the third quarter of 2007; however, our GOM jack-up fleet earned lower average dayrates in the low $80,000 range compared to the third quarter of 2007 when rates for our GOM jack-ups averaged in the high $80,000 range. Total contract drilling revenues in the third quarter of 2008 increased $253.7 million, or 40%, to $881.9 million compared to $628.2 million in the same period a year earlier.
     Total contract drilling expenses increased $34.0 million, or 12%, in the third quarter of 2008, compared to the same period in 2007. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of our drilling units across our fleet, higher maintenance costs, contract preparation and mobilization costs. Our results for the third quarter of 2008 also include normal operating costs for our newly constructed jack-up rigs, the Ocean Shield and Ocean Scepter, that began operating offshore Malaysia in the second quarter of 2008 and offshore Argentina during the third quarter of 2008, respectively. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for our worldwide offshore fleet.
     Depreciation expense increased $14.4 million to $72.0 million during the third quarter of 2008, or 25% compared to the third quarter of 2007, primarily due to a higher depreciable asset base.
     Our results during the third quarter of 2008 were also impacted by a casualty loss of $6.3 million recorded in connection with damages sustained during Hurricane Ike (see “ – Overview – Casualty Loss”) and $25.1 million in net losses on foreign currency forward exchange contracts, primarily from mark-to-market accounting, which is included in “Other, net”.
High-Specification Floaters.

	Three Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$269,599	$207,450	$62,149
Australia/Asia/Middle East	13,712	16,837	(3,125)
South America	60,713	34,392	26,321

Total Contract Drilling Revenue	$344,024	$258,679	$85,345

CONTRACT DRILLING EXPENSE
GOM	$59,557	$65,791	$6,234
Australia/Asia/Middle East	10,702	6,701	(4,001)
South America	24,454	20,577	(3,877)

Total Contract Drilling Expense	$94,713	$93,069	$(1,644)

OPERATING INCOME	$249,311	$165,610	$83,701

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $62.1 million during the third quarter of 2008 compared to the same period in 2007. Average operating revenue per day for our rigs in this market increased to $407,100 during the third quarter of 2008 compared to $354,600 in the third quarter of 2007, resulting in additional revenues of $39.3 million. Seven of our eight high-specification semisubmersible rigs in the GOM are currently contracted at dayrates higher than those earned during the third quarter of 2007.
     Average utilization for our high-specification rigs operating in the GOM increased from 79% in the third quarter of 2007 to 90% in the third quarter of 2008, resulting in a $22.9 million increase in revenues comparing the quarters. The increase in utilization was primarily the result of 57 fewer scheduled downtime days for special surveys and repairs during the third quarter of 2008 compared to the third quarter of 2007. Utilization was also higher for the Ocean Endeavor during the third quarter of 2008 compared to the same period a year earlier when the rig had 26 days of unscheduled downtime for repairs after being placed in service after completion of its major upgrade.
     Operating costs during the third quarter of 2008 for our high-specification floaters in the GOM decreased $6.2 million compared to the third quarter of 2007 to $59.6 million. The overall reduction in operating costs for the third quarter of 2008 compared to the same quarter of 2007 occurred as higher labor and major maintenance and project costs were offset by lower mobilization and survey costs between the comparable periods.
     Australia/Asia/Middle East. During the third quarter of 2008, our high-specification rig operating offshore Malaysia, the Ocean Rover, incurred 52 days of scheduled downtime for a survey that resulted in a $3.1 million decrease in revenues and a $4.0 million increase in operating costs compared to the same period in 2007.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil increased $26.3 million compared to the third quarter of 2007, primarily due to a higher dayrate earned by the Ocean Alliance. Average operating revenue per day increased from $189,800 during the third quarter of 2007 to $353,100 during the third quarter of 2008 and contributed additional revenues of $28.0 million. The increase in revenue was partially offset by a decline in utilization as a result of 10 days of unpaid downtime during the third quarter of 2008 for repairs on the Ocean Alliance.
     Contract drilling expense for our operations in Brazil increased $3.9 million during the third quarter of 2008 compared to the same period in 2007, primarily due to repair costs for the Ocean Clipper.
Intermediate Semisubmersibles.

	Three Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$32,543	$37,204	$(4,661)
Mexico	54,153	13,916	40,237
Australia/Asia/Middle East	90,566	70,369	20,197
Europe/Africa/Mediterranean	135,412	107,523	27,889
South America	89,217	26,783	62,434

Total Contract Drilling Revenue	$401,891	$255,795	$146,096

CONTRACT DRILLING EXPENSE
GOM	$12,678	$30,124	$17,446
Mexico	12,934	17,660	4,726
Australia/Asia/Middle East	41,179	29,324	(11,855)
Europe/Africa/Mediterranean	49,742	35,809	(13,933)
South America	45,478	22,528	(22,950)

Total Contract Drilling Expense	$162,011	$135,445	$(26,566)

OPERATING INCOME	$239,880	$120,350	$119,530

     GOM. Revenues generated during the third quarter of 2008 by our intermediate semisubmersible fleet operating in the GOM decreased $4.7 million compared to the same period in 2007, primarily as a result of the relocation of three of our rigs (Ocean Voyager and Ocean New Era to Mexico and Ocean Concord to Brazil) from the GOM during the fourth quarter of 2007. These rigs generated revenues of $26.2 million during the third quarter of 2007. The decrease in revenues resulting from the departure of rigs to other geographic locations was partially offset by $15.4 million in additional revenues generated by the Ocean Saratoga due to an increase in its operating dayrate subsequent to the third quarter of 2007 and $6.1 million contributed by the Ocean Ambassador, which we relocated to the GOM from offshore Mexico during the second quarter of 2008.

     Contract drilling expenses in the GOM decreased by $17.4 million during the third quarter of 2008 compared to the third quarter of 2007 primarily due to the absence of operating costs ($19.5 million) for the three rigs that departed the region in the fourth quarter of 2007. In addition, during the third quarter of 2007, we incurred $6.0 million in costs for the Ocean Whittington and Ocean Worker while they were in GOM shipyards during the period. These rigs were subsequently relocated to the South America region. The overall decrease in contract drilling expenses for the third quarter of 2008 was partially offset by the inclusion of normal operating expenses for the Ocean Ambassador.
     Mexico. Transfers of our intermediate semisubmersibles into and out of the Mexico region prior to the third quarter of 2008 resulted in a net reduction of one rig in the region. However, our two intermediate semisubmersible rigs in the region are currently working for PEMEX Exploración Y Producción, or PEMEX, at substantially higher dayrates than those previously earned in the region. The aggregate changes in our offshore fleet in Mexico resulted in a net increase in revenues of $40.2 million during the third quarter of 2008 compared to the same quarter of 2007.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region increased $20.2 million in the third quarter of 2008 compared to the prior year quarter primarily due to an increase in average operating revenue per day from $187,600 during the 2007 quarter to $340,100. The increase in average operating revenue per day generated additional revenues of $32.9 million during the 2008 period and is primarily attributable to higher dayrates earned during the third quarter of 2008 by our three intermediate semisubmersibles operating offshore Australia.
     Average utilization in this region decreased to 71% during the third quarter of 2008 from nearly 100% during the third quarter of 2007, resulting in a $13.1 million reduction in revenues during the 2008 period. The decrease in utilization was primarily the result of 105 days of scheduled downtime for special surveys and repairs during the third quarter of 2008.
     Contract drilling expense for the Australia/Asia/Middle East region increased $11.9 million in the third quarter of 2008 compared to the third quarter of 2007. Contract drilling expenses were higher during the third quarter of 2008 primarily due to survey and related repair costs for the Ocean Bounty and Ocean General and higher labor and personnel-related costs.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $27.9 million in the third quarter of 2008 compared to the same period in 2007, primarily due to higher dayrates earned by three of our four rigs operating in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for our three U.K. semisubmersibles increased from $253,100 in the third quarter of 2007 to $330,600 in the third quarter of 2008, contributing $20.6 million in additional revenue in the 2008 quarter. The Ocean Vanguard operated offshore Norway under a new two-year contract during the third quarter of 2008 at a higher dayrate than previously contracted and contributed $22.4 million in additional revenues.
     A decrease in average utilization in the region comparing the third quarters of 2008 and 2007, reduced revenues by $15.5 million. Utilization in the region during the third quarter of 2008 was negatively impacted by 49 days of scheduled downtime for surveys and repairs and ten days of downtime for the Ocean Lexington as it began its mobilization to Libya for a 120-day contract.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $13.9 million in the third quarter of 2008 compared to the third quarter of 2007, primarily due to costs associated with scheduled surveys in the third quarter of 2008, including mobilization costs, fuel and survey and related repair costs.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $62.4 million to $89.2 million in the third quarter of 2008. During the third quarter of 2008, we had six rigs operating in the region compared to three rigs during the same period in 2007. Rig count in this region increased by three due to the relocation of the Ocean Concord (Brazil) and the Ocean Worker (Trinidad and Tobago) in the fourth quarter of 2007 and the Ocean Yorktown (Brazil) in the second quarter of 2008 where they generated aggregate revenues of $46.5 million in the third quarter of 2008. There were no revenues earned by these three rigs in this region during the third quarter of 2007. In addition, the Ocean Whittington operated the entire third quarter of 2008, generating an additional $16.2 million in revenues, compared to operating only a portion of the third quarter of 2007 when the rig had 63 days of unpaid downtime for acceptance testing and repairs.

     Operating expenses for our operations in the South American region increased $22.9 million in the third quarter of 2008, as compared to the third quarter of 2007, primarily due to normal operating costs for the three additional rigs in this region in 2008 ($20.2 million).
Jack-Ups.

	Three Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$48,846	$55,256	$(6,410)
Mexico	27,364	15,895	11,469
Australia/Asia/Middle East	27,720	23,403	4,317
Europe/Africa/Mediterranean	31,328	19,218	12,110
South America	780	—	780

Total Contract Drilling Revenue	$136,038	$113,772	$22,266

CONTRACT DRILLING EXPENSE
GOM	$24,895	$29,964	$5,069
Mexico	8,019	4,273	(3,746)
Australia/Asia/Middle East	12,244	7,251	(4,993)
Europe/Africa/Mediterranean	10,330	5,589	(4,741)
South America	2,671	—	(2,671)

Total Contract Drilling Expense	$58,159	$47,077	$(11,082)

OPERATING INCOME	$77,879	$66,695	$11,184

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $6.4 million during the third quarter of 2008 compared to the third quarter of 2007, primarily due to the relocation of the Ocean Columbia to Mexico in the first quarter of 2008 ($7.6 million). In addition (excluding the Ocean Columbia) average operating revenue per day in the third quarter of 2008 decreased to $84,000 from $91,000 in the third quarter of 2007, resulting in a $3.9 million decrease in revenue compared to the prior year quarter.
     In contrast, average utilization (excluding the Ocean Columbia) increased from 81% during the third quarter of 2007 to 90% during the third quarter of 2008, generating additional revenues of $5.1 million. The increase in utilization was primarily due to an improvement in market conditions in the GOM subsequent to the third quarter of 2007. Our jack-up fleet in the GOM had no ready-stack days during the third quarter of 2008 compared to 97 ready-stack days during the same period in 2007, partially offset by 24 days of scheduled or other unpaid downtime for surveys and unanticipated repairs.
     Contract drilling expense in the GOM decreased $5.1 million during the third quarter of 2008 compared to the same period in 2007. The overall decrease in operating costs during the third quarter of 2008 was primarily attributable to the absence of operating costs in the GOM for the Ocean Columbia, which reduced operating expenses by $4.2 million.
     Mexico. Revenue and contract drilling expense from our jack-up rigs operating in Mexico increased $11.5 million and $3.7 million, respectively, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the operation of the Ocean Columbia offshore Mexico.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region increased $4.3 million in the third quarter of 2008 compared to the same period in 2007 and included $16.1 million of revenues earned by our recently completed jack-up rig, the Ocean Shield. In addition, an increase in the average operating dayrate for the Ocean Sovereign generated $3.2 million in additional revenue during the third quarter of 2008. These revenue increases were partially offset by the relocation of the Ocean Heritage to Egypt in late June 2008 ($14.9 million).
     Contract drilling expenses in the Australia/Asia/Middle East region increased $5.0 million during the third quarter of 2008 primarily due to the addition of normal operating costs for the Ocean Shield.

     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region increased $12.1 million during the third quarter of 2008 compared to the same period in 2007. The Ocean King was relocated to Croatia in the third quarter of 2007, where it generated $10.1 million in revenues working under a bareboat charter, and the Ocean Heritage, which relocated to Egypt in late June 2008, generated $8.9 million in revenues. These revenue increases were partially offset by a $7.0 million reduction in revenues generated by the Ocean Spur during the third quarter of 2008 compared to the prior year quarter, primarily due to the recognition of other operating revenues associated with its contract offshore Tunisia in 2007 and a lower dayrate earned on the rig’s current contract offshore Egypt in 2008.
     The $4.7 million increase in operating expenses in the region is primarily attributable to the inclusion of normal operating costs for the Ocean Heritage.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina late in the third quarter of 2008, generating $0.8 million in revenues and incurring $2.7 million in contract drilling expenses.
Depreciation.
     Depreciation expense increased $14.4 million to $72.0 million during the third quarter of 2008 compared to $57.6 million during the same period in 2007, primarily due to depreciation associated with capital additions in 2007 and 2008.
Casualty Loss.
     During September 2008, one of our jack-up rigs, the Ocean Tower, sustained significant damage during Hurricane Ike. As a result of this damage during the third quarter of 2008 we wrote off the net book value of the Ocean Tower’s derrick, drill floor and related equipment lost in the storm of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for recovery of equipment from the ocean floor.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. During the three months ended September 30, 2008, we recognized net foreign currency exchange losses of $29.0 million, including $25.1 million in net losses on foreign currency forward exchange contracts ($28.7 million in net unrealized losses resulting from mark-to-market accounting on open positions at September 30, 2008, partially offset by $3.6 million net realized gains on settlement of forward contracts). During the three months ended September 30, 2007, we recognized net foreign currency exchange gains of $2.1 million.
Income Tax Expense.
     Our estimated annual effective tax rate as of September 30, 2008 was 29.5%, compared to 27.9% as of September 30, 2007. The higher effective tax rate in the current quarter is primarily due to differences in the mix of our domestic and international pre-tax earnings and losses, respectively, as well as the mix of international tax jurisdictions in which we operate.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. During the three months ended September 30, 2008 and September 30, 2007 we recognized tax expense of $1.6 million and $0.8 million, respectively, for uncertain tax positions related to the respective fiscal periods. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the quarter ended September 30, 2008.

Nine Months Ended September 30, 2008 and 2007
     Comparative data relating to our revenue and operating expenses by equipment type are listed below. We have reclassified certain amounts applicable to the prior period to conform to the classifications we currently follow. These reclassifications do not affect earnings.

	Nine Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$979,313	$769,087	$210,226
Intermediate Semisubmersibles	1,239,711	725,753	513,958
Jack-ups	369,895	359,245	10,650

Total Contract Drilling Revenue	$2,588,919	$1,854,085	$734,834

Revenues Related to Reimbursable Expenses	$51,931	$46,936	$4,995

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$275,171	$224,577	$(50,594)
Intermediate Semisubmersibles	437,521	345,480	(92,041)
Jack-ups	153,260	130,033	(23,227)
Other	6,764	14,534	7,770

Total Contract Drilling Expense	$872,716	$714,624	$(158,092)

Reimbursable Expenses	$50,660	$45,435	$(5,225)

OPERATING INCOME
High-Specification Floaters	$704,142	$544,510	$159,632
Intermediate Semisubmersibles	802,190	380,273	421,917
Jack-ups	216,635	229,212	(12,577)
Other	(6,764)	(14,534)	7,770
Reimbursable expenses, net	1,271	1,501	(230)
Depreciation	(211,725)	(171,605)	(40,120)
General and administrative expense	(45,434)	(37,245)	(8,189)
Casualty loss	(6,281)	—	(6,281)
Gain on disposition of assets	505	5,418	(4,913)

Total Operating Income	$1,454,539	$937,530	$517,009

Other income (expense):
Interest income	10,369	26,127	(15,758)
Interest expense	(6,226)	(16,959)	10,733
Gain on sale of marketable securities	674	1,755	(1,081)
Other, net	(14,947)	2,517	(17,464)

Income before income tax expense	1,444,409	950,970	493,439
Income tax expense	(426,851)	(269,370)	(157,481)

NET INCOME	$1,017,558	$681,600	$335,958

     Demand remained strong for our high-specification floaters and intermediate semisubmersible rigs in all markets and geographic regions during the first nine months of 2008. The continued high overall utilization and historically high dayrates for our floater fleet contributed to an overall increase in our net income of $336.0 million, or 49%, to $1.0 billion in the first nine months of 2008 compared to $681.6 million in the same period of 2007.
     In many of our floater markets, average dayrates increased as our rigs began operating under contracts at higher dayrates than those earned during the first nine months of 2007, resulting in the generation of additional contract drilling revenues. However, overall revenue increases were negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys. In addition, although the GOM jack-up market is currently improving, our jack-ups earned lower dayrates during the first nine months of 2008 compared to the same period of 2007 despite an increase in utilization during the 2008 period. Total contract drilling revenues in the first nine months of 2008 increased $734.8 million, or 40%, to $2.6 billion compared to the same period a year earlier.
     Total contract drilling expenses increased $158.1 million, or 22%, in the first nine months of 2008, compared to the same period in 2007. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of our drilling units across our fleet, additional survey and related maintenance costs, contract preparation and mobilization costs, as well as the inclusion of normal operating costs for the Ocean Endeavor, Ocean Shield and Ocean Scepter. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for our worldwide offshore fleet.
     Depreciation expense increased $40.1 million to $211.7 million during the first nine months of 2008, or 23%, compared to the first nine months of 2007, due to a higher depreciable asset base.
     Our results during the first nine months of 2008 were also negatively impacted by the recognition of a casualty loss aggregating $6.3 million in connection with damages sustained from Hurricane Ike (see “ – Overview – Casualty Loss”) and $7.9 million in losses on foreign currency forward exchange contracts included in “Other, net.”
High-Specification Floaters.

	Nine Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
		(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$787,656	$618,056	$169,600
Australia/Asia/Middle East	51,907	53,157	(1,250)
South America	139,750	97,874	41,876

Total Contract Drilling Revenue	$979,313	$769,087	$210,226

CONTRACT DRILLING EXPENSE
GOM	$163,314	$143,915	$(19,399)
Australia/Asia/Middle East	25,079	19,250	(5,829)
South America	86,778	61,412	(25,366)

Total Contract Drilling Expense	$275,171	$224,577	$(50,594)

OPERATING INCOME	$704,142	$544,510	$159,632

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $169.6 million during the first nine months of 2008 compared to the same period in 2007, primarily due to higher average dayrates earned during the 2008 period ($100.9 million). Average operating revenue per day for our rigs in this market, excluding the Ocean Endeavor, increased to $405,700 during the first nine months of 2008 compared to $346,300 in the first nine months of 2007. Excluding the Ocean Endeavor, six of our seven other high-specification semisubmersible rigs in the GOM are currently operating at dayrates higher than those earned during the same period in 2007. The Ocean Endeavor began operating in the GOM during the third quarter of 2007 and generated additional revenues of $50.6 million during the first nine months of 2008 compared to the first nine months of 2007.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, increased slightly from 91% during the first nine months of 2007 to 92% in the first nine months of 2008, generating $18.1 million in additional revenues in the 2008 period.
     Operating costs during the first nine months of 2008 for our high-specification floaters in the GOM increased $19.4 million to $163.3 million (including $11.2 million in incremental operating expenses for the Ocean Endeavor) compared to the same period in 2007. Operating costs for the first nine months of 2008 reflect higher labor, benefits and other personnel-related costs, higher maintenance and other project costs and higher property insurance costs, partially offset by lower mobilization and other inspection related costs for our rigs operating in the GOM compared to the same period in 2007.

     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, our high-specification rig operating offshore Malaysia, decreased $1.3 million in the first nine months of 2008 compared to the same period in 2007. The revenue decrease is primarily due to scheduled downtime (51 days) for a survey and maintenance, partially offset by a higher average dayrate earned during the first nine months of 2008 compared to the same period in 2007.
     Contract drilling expenses for the Ocean Rover increased $5.8 million during the first nine months of 2008 compared the same period in 2007 primarily due to higher labor, benefits and other personnel-related costs, as well as cost related to the rig’s 2008 survey and other maintenance and repair costs.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil during the first nine months of 2008 increased $41.9 million compared to the same period in 2007. Average operating revenue per day increased from $185,300 during the first nine months of 2007 to $336,800 during the first nine months of 2008, generating additional revenues of $63.4 million. Utilization for the first nine months of 2008 decreased to 76% from 97% in the comparable period of 2007 primarily as the result of 106 days of incremental unpaid downtime for the Ocean Clipper for a special survey and repairs to its propulsion system. The decline in utilization reduced revenues by $21.5 million for the first nine months of 2008.
     Contract drilling expense for our operations in Brazil increased $25.4 million during the first nine months of 2008 compared to the same period in 2007. The increase in costs is primarily due to inspection, repair and other costs associated with surveys for the Ocean Alliance and Ocean Clipper and higher equipment repair, personnel and related costs and revenue-based agency fees for the first nine months of 2008 compared to the same period in 2007.
Intermediate Semisubmersibles.

	Nine Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$107,675	$145,101	$(37,426)
Mexico	173,825	45,442	128,383
Australia/Asia/Middle East	270,522	175,204	95,318
Europe/Africa/Mediterranean	391,905	291,967	99,938
South America	295,784	68,039	227,745

Total Contract Drilling Revenue	$1,239,711	$725,753	$513,958

CONTRACT DRILLING EXPENSE
GOM	$29,913	$63,716	$33,803
Mexico	44,236	44,810	574
Australia/Asia/Middle East	112,736	79,374	(33,362)
Europe/Africa/Mediterranean	125,595	103,690	(21,905)
South America	125,041	53,890	(71,151)

Total Contract Drilling Expense	$437,521	$345,480	$(92,041)

OPERATING INCOME	$802,190	$380,273	$421,917

     GOM. Revenues generated during the first nine months of 2008 by our intermediate semisubmersible fleet operating in the GOM decreased $37.4 million compared to the same period in 2007, primarily as a result of the relocation of three of our rigs from the GOM (Ocean Voyager and Ocean New Era to Mexico and Ocean Concord to Brazil) in the fourth quarter of 2007. During the first nine months of 2007, these three rigs generated revenues of $126.5 million while operating in the GOM.
     The negative impact on earnings of the departure of these rigs was partially offset by $62.3 million and $26.8 million in additional revenues generated by the Ocean Saratoga and the Ocean Ambassador, respectively, during the first nine months of 2008 compared to the same period in 2007. The additional contribution by the Ocean Saratoga was primarily due to the rig operating at a higher dayrate beginning in the fourth quarter of 2007 and increased utilization during the 2008 period compared to the first nine months of 2007 when the rig was out of service for 116 days completing a service life extension project. We relocated the Ocean Ambassador to the GOM from Mexico during the second quarter of 2008.
     Contract drilling expenses in the GOM decreased by $33.8 million during the first nine months of 2008 compared to the same period in 2007, primarily due to the absence of operating costs for the Ocean Voyager, Ocean New Era and Ocean Concord ($40.8 million) which relocated to other markets during 2007 and costs associated with shipyard projects for the Ocean Whittington and Ocean Worker ($11.4 million) that were completed in 2007 prior to the rigs’ subsequent relocation to the South America region. The overall decrease in contract drilling expenses in the first nine months of 2008 was partially offset by normal operating expenses for the Ocean Ambassador and costs associated with contract preparations for the Ocean Yorktown prior to its mobilization to Brazil in May 2008.
     Mexico. Offshore Mexico, three of our intermediate semisubmersible rigs completed their contracts with PEMEX after the second quarter of 2007 and relocated out of the region. In addition, during the fourth quarter of 2007, we relocated two semisubmersible units, the Ocean New Era and Ocean Voyager, from the GOM to Mexico. Average operating revenue per day for our rigs working offshore Mexico increased to $284,200 for the nine months ended September 30, 2008 compared to $66,900 per day for the comparable period in 2007 as our two new rigs in the region are currently working for PEMEX at dayrates substantially higher than rates earned during the first nine months of 2007. Higher dayrates, partially offset by the net change in rigs between periods, generated $128.4 million additional revenues during the first nine months of 2008 compared to the 2007 period.
     Operating expenses for the Mexico region were relatively unchanged between the nine month periods ended September 30, 2008 and 2007 as the effect on operating costs of the net reduction of one rig in the region was mostly offset by higher maintenance and revenue-based agency fees.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $270.5 million during the first nine months of 2008 compared to revenues of $175.2 million in the same period in 2007. The $95.3 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $165,100 during the first nine months of 2007 to $292,800 during the same period in 2008, which generated additional revenues of $115.6 million during the 2008 period.
     Average utilization in this region decreased to 83% during the first nine months of 2008 from 96% during the same period in 2007, resulting in a $19.7 million reduction in revenues during the 2008 period. The decrease in utilization was primarily the result of 166 days of scheduled downtime for special surveys and repairs for three rigs during the first nine months of 2008.
     Contract drilling expense for the Australia/Asia/Middle East region increased $33.4 million in the first nine months of 2008 compared to the first nine months of 2007, primarily due to inspection and related repair costs associated with special surveys during the first nine months of 2008. In addition, normal operating costs for the Ocean Patriot were higher during the first nine months of 2008 while operating offshore Australia compared to operating offshore New Zealand during the comparable period of 2007. Operating costs in this region also reflected higher labor and personnel-related costs during the first nine months of 2008 compared to the same period in the prior year.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $99.9 million in the first nine months of 2008 compared to the same period in 2007 primarily due to higher dayrates earned by our four rigs operating in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for our North Sea semisubmersibles increased from $203,100 during the first nine months of 2007 to $311,100 during the first nine months of 2008, contributing $112.6 million in additional revenue in 2008 compared to the same period in 2007. The increase in revenue was partially offset by the impact of 46 days of incremental downtime during the third quarter of 2008 primarily associated with a survey of the Ocean Guardian and mobilization of the Ocean Lexington to Libya. The decrease in utilization reduced revenues by $12.1 million during the first nine months of 2008 compared to the same period of the prior year.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $21.9 million in the first nine months of 2008 compared to the same period in 2007, primarily due to costs associated with surveys of the Ocean Guardian and Ocean Nomad. In addition, during the first nine months of 2008, all of our rigs in this market incurred higher labor and benefits costs and higher repair and normal operating costs, as well as additional costs for the Ocean Vanguard operating offshore Ireland for a portion of the 2008 period.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $227.7 million during the first nine months of 2008 compared to the first nine months of 2007. During the first nine months of 2008, we had six rigs operating in the region compared to three rigs operating in the region during the same period in 2007. Following the first quarter of 2007, we relocated the Ocean Whittington (Brazil), Ocean Concord (Brazil) and the Ocean Worker (Trinidad and Tobago/Brazil) to this region where they generated aggregate revenues of $222.1 million in the first nine months of 2008. The Ocean Yorktown began operating in Brazil during the third quarter of 2008 and generated $9.5 million in revenues.
     Operating expenses for our operations in the South American region increased $71.2 million in the first nine months of 2008, compared to the same period in 2007, primarily due to the inclusion of normal operating costs for the three additional rigs transferred to this region ($50.5 million) and incremental operating costs for the Ocean Whittington ($14.7 million) which only operated for a portion of the third quarter of 2007. Operating expenses for the first nine months of 2008 also reflected higher labor and other personnel-related expenses, freight, repair and maintenance costs for our other two semisubmersible rigs in this market.
Jack-Ups.

	Nine Months Ended
	September 30,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$141,710	$194,283	$(52,573)
Mexico	78,624	46,454	32,170
Australia/Asia/Middle East	64,337	63,990	347
Europe/Africa/Mediterranean	84,444	54,518	29,926
South America	780	—	780

Total Contract Drilling Revenue	$369,895	$359,245	$10,650

CONTRACT DRILLING EXPENSE
GOM	$72,098	$82,846	$10,748
Mexico	24,957	11,738	(13,219)
Australia/Asia/Middle East	31,017	21,397	(9,620)
Europe/Africa/Mediterranean	22,517	14,052	(8,465)
South America	2,671	—	(2,671)

Total Contract Drilling Expense	$153,260	$130,033	$(23,227)

OPERATING INCOME	$216,635	$229,212	$(12,577)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $52.6 million during the first nine months of 2008 compared to the same period in 2007, primarily due to the relocation of the Ocean King (Croatia) and the Ocean Columbia (Mexico) after the second quarter of 2007. These two rigs generated $42.5 million in revenues while operating in the GOM during the first nine months of 2007. In addition, average operating revenue per day for the first nine months of 2008, excluding the Ocean King and Ocean Columbia, decreased to $78,200 from $92,500 during the 2007 period, resulting in a $24.1 million decrease in revenue from the same period a year earlier.
     Average utilization (excluding the Ocean King and Ocean Columbia) increased from 82% during the first nine months of 2007 to 95% during the same period in 2008, resulting in an increase in revenues of $14.0 million. The increase in utilization was primarily due to an improvement in market conditions in the GOM that resulted in fewer ready-stack days for our jack-up fleet between wells during the first nine months of 2008 (22 days) compared to the same period in 2007 (198 days).

     Contract drilling expense in the GOM decreased $10.7 million during the first nine months of 2008 compared to the same period in 2007. The overall decrease in operating costs during the 2008 period was due to the absence of operating costs in the GOM for the Ocean King and Ocean Columbia ($16.1 million.) The reduction in overall operating costs was partially offset by higher labor and benefits costs, higher maintenance and repair costs and higher overhead costs for our remaining rigs in the GOM during the first nine months of 2008 compared to the first nine months of 2007. In addition, we incurred $1.1 million in start-up costs associated with the completion of the Ocean Scepter in a GOM shipyard during the third quarter of 2008.
     Mexico. Revenue and contract drilling expense from our rigs operating in Mexico increased $32.2 million and $13.2 million, respectively, in the first nine months of 2008 compared to the first nine months of 2007 primarily due to the operation of the Ocean Columbia offshore Mexico, beginning in the first quarter of 2008. The Ocean Columbia generated $31.3 million in revenues and incurred $13.0 million in operating expenses during the first nine months of 2008.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region was relatively unchanged comparing the first nine months in 2008 to the same period in 2007. Our newly constructed jack-up rig, the Ocean Shield, began operating in Malaysia during the second quarter of 2008 and generated $23.4 million in revenues during the first nine months of 2008. In addition, revenues earned by the Ocean Sovereign during the first nine months of 2008 increased by $4.3 million due to an increase in the operating dayrate earned by the rig beginning late in the second quarter of 2008. These additional revenues were partially offset by a decrease in revenue generated by the Ocean Heritage which was ready-stacked in a shipyard in Qatar from March 2008 through late June 2008 and subsequently relocated to Egypt.
     Contract drilling expense in the Australia/Asia/Middle East region increased by $9.6 million during the first nine months of 2008 compared to the same period in 2007 primarily due to the inclusion of normal operating costs for the Ocean Shield.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region increased $29.9 million during the first nine months of 2008 compared to the same period in 2007. The Ocean King, operating under a two-year bareboat charter offshore Croatia that began in the third quarter of 2007, generated revenues of $30.9 million during the first nine months of 2008. In addition, the Ocean Heritage, which relocated to Egypt during the third quarter of 2008, contributed $8.9 million to 2008 revenues.
     Revenues were negatively impacted by the Ocean Spur, which operated offshore Egypt during the first nine months of 2008 and in both Tunisia and Egypt during the comparable period in 2007. The Ocean Spur generated $9.9 million less in revenues during the 2008 period compared to 2007, primarily due to the recognition of other operating revenues associated with its contract offshore Tunisia in 2007.
     Contract drilling expense in the Europe/Africa/Mediterranean region increased by $8.5 million during the first nine months of 2008 compared to the first nine months of 2007 primarily due to the inclusion of normal operating costs for the Ocean Heritage beginning in the third quarter of 2008 and, to a lesser extent, operating expenses associated with the Ocean King’s bareboat charter for the entire 2008 period.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina during the third quarter of 2008 and generated $0.8 million in revenues and incurred $2.7 in contract drilling expenses.
Depreciation.
     Depreciation expense increased $40.1 million to $211.7 million for the nine months ended September 30, 2008 compared to $171.6 million during the same period in 2007 primarily due to depreciation associated with capital additions in 2007 and 2008.
General and Administrative Expense.
     We incurred general and administrative expense of $45.4 million in the first nine months of 2008 compared to $37.2 million in the same period in 2007. The $8.2 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases, travel and related costs and engineering and tax consulting fees. These cost increases were partially offset by lower legal fees resulting from an insurance reimbursement related to certain litigation during the first nine months of 2008.
Casualty Loss.
     During September 2008, one of our jack-up rigs, the Ocean Tower, sustained significant damage during Hurricane Ike. As a result of this damage, for the nine months ended September 30, 2008, we wrote off the net book value of the Ocean Tower’s derrick, drill floor and related equipment lost in the storm of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for recovery of equipment from the ocean floor.
Gain on Disposition of Assets.
     We recognized a net gain of $0.5 million on the sale and disposition of assets during the first nine months of 2008 compared to a net gain of $5.4 million in the same period in 2007 primarily for the recognition of gains on insurance settlements.
Interest Expense.
     We recorded interest expense for the nine months ended September 30, 2008 of $6.2 million, representing a $10.7 million decrease in interest cost compared to the same period in 2007. This decrease was primarily attributable to lower interest cost associated with our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, which we redeemed in April 2008 and a greater amount of interest capitalized in the first nine months of 2008 on qualifying rig upgrade and construction costs. Interest expense for the nine months ended September 30, 2007 included $8.9 million in debt issuance costs that we wrote off in connection with conversions during the period of our 1.5% Debentures and our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, into shares of our common stock. We wrote off $84,000 in debt issuance costs during the comparable period in 2008.
Other Income and Expense (Other, net).
     Included in “Other, net” are foreign currency transaction gains and losses and other income and expense items, among other things, which are not attributable to our drilling operations. The components of “Other, net” fluctuate based on the level of activity, as well as fluctuations in foreign currencies. During the nine months ended September 30, 2008, we recognized net foreign currency exchange losses of $14.6 million, including $7.9 million in net losses on foreign currency forward exchange contracts ($19.1 million in net unrealized losses resulting from mark-to-market accounting on our open positions at September 30, 2008, partially offset by $11.2 million in net realized gains on settlement of forward contracts). During the nine months ended September 30, 2007, we recognized net foreign currency exchange gains of $2.4 million.
Income Tax Expense.
     Our estimated annual effective tax rate as of September 30, 2008 was 29.5%, compared to 27.9% as of September 30, 2007. The higher effective tax rate in the current nine month period is primarily due to differences in the mix of our domestic and international pre-tax earnings and losses, respectively, as well as the mix of international tax jurisdictions in which we operate.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. During the nine months ended September 30, 2008 and September 30, 2007 we recognized tax expense of $4.4 million and $2.7 million, respectively, for uncertain tax positions related to the respective fiscal periods. There were no new uncertain tax positions or significant changes in existing uncertain tax positions during the nine months ended September 30, 2008.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “– $285 Million Revolving Credit Facility.”
     At September 30, 2008, we had $635.4 million in “Cash and cash equivalents” and $1.1 million in “Marketable securities,” representing our investment of cash available for current operations.

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
     $285 Million Revolving Credit Facility. We maintain a $285 million syndicated, senior unsecured revolving credit facility, or Credit Facility, for general corporate purposes, including loans and performance or standby letters of credit that will mature on November 2, 2011.
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
     Based on our current credit ratings at September 30, 2008, the applicable margin on LIBOR loans would have been 0.24%. As of September 30, 2008, there were no loans outstanding under the Credit Facility; however, $58.1 million in letters of credit were issued and outstanding under the Credit Facility.
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
     In addition, we may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to issue debt or equity securities will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control. Additionally, we may also make use of our Credit Facility to finance capital expenditures or for other general corporate purposes.
Purchase Obligations Related to Rig Construction/Modifications.
     Purchase Obligations. As of September 30, 2008 we had purchase obligations aggregating approximately $61 million related to the major upgrade of the Ocean Monarch. We expect to complete funding of this project in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond our control.
     We had no other purchase obligations for major rig upgrades or any other significant purchase obligations at September 30, 2008 except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of September 30, 2008 in the amount of $158.7 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $58.1 million in letters of credit issued under our Credit Facility. During 2008 we purchased two additional bonds totaling $11.9 million from a related party after obtaining competitive quotes. Premiums and fees associated with these bonds totaled $57,000. Agreements relating to approximately $89.8 million of performance bonds can require collateral at any time. As of September 30, 2008, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements do not require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     The upgrade of the Ocean Monarch continues in Singapore with expected delivery of the upgraded rig late in the fourth quarter of 2008. We expect to spend approximately $315 million to modernize this rig, of which $254.4 million had been spent through September 30, 2008.
     Construction of our two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, has been completed. The Ocean Shield and Ocean Scepter are currently operating offshore Malaysia and Argentina, respectively. The aggregate cost for both rigs was approximately $320 million, with an additional approximately $10 million spent to acquire drillpipe for the new units.
     We have budgeted approximately $540 million in additional capital expenditures in 2008 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. During the first nine months of 2008, we spent approximately $340.8 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements, including approximately $111.0 million towards modification of certain of our rigs to meet contractual requirements. We expect to finance our 2008 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At September 30, 2008 and December 31, 2007, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the quarter ended September 30, 2008 compared to the same quarter in 2007.
Net Cash Provided by Operating Activities.

	Nine Months Ended September 30,
	2008	2007	Change
	(In thousands)
Net income	$1,017,558	$681,600	$335,958
Net changes in operating assets and liabilities	(216,217)	18,737	(234,954)
Gain on sale of marketable securities	(674)	(1,755)	1,081
Depreciation and other non-cash items, net	238,658	174,911	63,747

	$1,039,325	$873,493	$165,832

     Our cash flow from operations increased $165.8 million, or 19%, during the nine months ended September 30, 2008 compared to the first nine months of 2007. The increase in cash flow from operations is primarily due to an increase in net income and higher favorable adjustments for depreciation and other non-cash items, partially offset by an increase in net cash required to satisfy our working capital requirements. Trade and other receivables used $184.3 million during the first nine months of 2008 compared to providing $24.9 million during the first nine months of 2007 due to normal changes in the billing cycle combined with the effect of higher dayrates earned by our rigs subsequent to September 30, 2007 in many of the markets in which we operate. Additionally, during the nine months ended September 30, 2008, we received insurance proceeds of $8.7 million related to the settlement of certain hurricane-related insurance claims resulting from damages sustained in 2005. During the first nine months of 2007, we received insurance proceeds of $49.6 million related to the settlement of certain hurricane-related insurance claims also arising in 2005 (we received total insurance proceeds of $54.5 million of which $4.9 million was included in net cash used in investing activities). During the first nine months of 2008, we made estimated U.S. federal income tax payments of $330.0 million and paid foreign income taxes of $86.0 million, net of refunds. In comparison, during the nine months ended September 2007, we made estimated U.S. federal income tax payments of $224.0 million and remitted foreign income taxes, net of refunds, of $27.5 million.
Net Cash Used in Investing Activities.

	Nine Months Ended September 30,
	2008	2007	Change
	(In thousands)
Purchase of marketable securities	$(1,291,271)	$(2,377,377)	$1,086,106
Proceeds from sale of marketable securities	1,293,742	2,314,111	(1,020,369)
Capital expenditures	(487,662)	(451,331)	(36,331)
Proceeds from disposition of assets	2,802	7,658	(4,856)
Proceeds from settlement of forward contracts	11,141	4,889	6,252

	$(471,248)	$(502,050)	$30,802

     Our investing activities used $471.2 million during the first nine months of 2008 compared to $502.0 million during the comparable period in 2007. During the first nine months of 2008, we sold marketable securities, net of purchases, of $2.5 million compared to net purchases of $63.3 million during the comparable period in 2007. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as responses to actual or anticipated events or conditions in the securities or other markets.
     During the first nine months of 2008, we spent approximately $146.9 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter and Ocean Shield compared to $209.1 million during the first nine months of 2007 for major upgrades and rig construction. Expenditures for our ongoing capital maintenance programs, including rig modifications to meet contractual requirements, were $340.8 million during the first nine months of 2008 compared to $242.2 million during the comparable period in 2007. The increase in expenditures related to our ongoing capital maintenance program in 2008 compared to 2007 is related to an increase in discretionary funds available for capital spending in 2008, as well as a response to customer and capital maintenance requirements. See “– Liquidity and Capital Requirements – Capital Expenditures.”
     As of September 30, 2008, we had foreign currency forward exchange contracts outstanding, in the aggregate notional amount of $309.5 million, consisting of $70.7 million in Australian dollars, $88.9 million in Brazilian reais, $104.9 million in British pounds sterling, $25.3 million in Mexican pesos and $19.7 million in Norwegian kroner. These contracts settle at various times through June 2009. At September 30, 2008, we had recorded a net liability of $19.1 million to adjust these foreign currency forward exchange contracts to their aggregate fair value.
Net Cash Used in Financing Activities.

	Nine Months Ended September 30,
	2008	2007	Change
	(In thousands)
Payment of dividends	$(573,917)	$(605,316)	$31,399
Proceeds from stock plan exercises	2,002	9,522	(7,520)
Other	1,319	4,280	(2,961)

	$(570,596)	$(591,514)	$20,918

     During the first nine months of 2008, we paid cash dividends totaling $573.9 million (consisting of aggregate regular cash dividends of $52.1 million, or $0.125 per share of our common stock per quarter, and aggregate special cash dividends of $1.25 per share of our common stock per quarter, totaling $521.8 million). During the first nine months of 2007, we paid cash dividends totaling $605.3 million (consisting of aggregate regular dividends of $51.9 million, or $0.125 per share of our common stock per quarter, and a special cash dividend of $4.00 per share of our common stock, totaling $553.4 million).
     On October 23, 2008, we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $1.875, respectively, per share of our common stock. Both the regular quarterly and special cash dividends are payable on December 1, 2008 to stockholders of record on November 3, 2008.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the nine months ended September 30, 2008 or in 2007.
Other
     Currency Risk. Some of our subsidiaries conduct a portion of their operations in the local currency of the country where they conduct operations, generally for the payment of salaries and other compensation costs denominated in currencies other than the U.S. dollar and purchases from foreign suppliers. Currency environments in which we have significant business operations include Mexico, Brazil, the U.K., Australia and Malaysia. When possible, we attempt to minimize our currency exchange risk by seeking international contracts payable in local currency in amounts equal to our estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. At present, however, only a limited number of our contracts are payable both in U.S. dollars and the local currency.
     To the extent that we are not able to cover our local currency operating costs with customer payments in the local currency, we also utilize foreign exchange forward contracts to reduce our currency exchange risk. Our forward currency exchange contracts may obligate us to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specific dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period.
     We record currency transaction gains and losses as “Other income (expense)” in our Consolidated Statements of Operations. The effect on our results of operations from these transaction gains and losses has not been material although they could have a significant effect in the future.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2008 and December 31, 2007, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of September 30, 2008 and December 31, 2007, there were no loans outstanding under the Credit Facility (however, $58.1 million and $54.2 million in letters of credit were issued and outstanding under the Credit Facility at September 30, 2008 and December 31, 2007, respectively).
     Our long-term debt, as of September 30, 2008 and December 31, 2007, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $23.2 million and $35.8 million as of September 30, 2008 and December 31, 2007, respectively. A 100-basis point decrease would result in an increase in market value of $19.4 million and $11.6 million as of September 30, 2008 and December 31, 2007, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange contracts in the normal course of business. These contracts may require us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of September 30, 2008, we had foreign currency forward exchange contracts outstanding, in the aggregate notional amount of $309.5 million, consisting of $70.7 million in Australian dollars, $88.9 million in Brazilian reais, $104.9 million in British pounds sterling, $25.3 million in Mexican pesos and $19.7 million in Norwegian kroner. These contracts settle at various times through June 2009.
     At September 30, 2008, we have presented the fair value of our outstanding foreign currency forward exchange contracts as a current asset of $0.5 million in “Prepaid expenses and other current assets” and a current liability of $(19.6) million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2008 and December 31, 2007.

     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
	2008		2007		2008		2007
	(In thousands)
Interest rate:
Marketable securities	$1,138	(a)	$1,301	(a)	$100	(c)	$100	(c)
Long-term debt	(460,153	)(b)	(500,300	) (b)	—		—

Foreign Exchange:
Forward exchange contracts	500	(d)	2	(d)	6,700	(e)	100	(e)
Forward exchange contracts	(19,600	) (d)	(93	) (d)	37,200	(e)	3,300	(e)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2008 and December 31, 2007.

(b)	The fair values of our 4.875% Senior Notes and 5.15% Senior Notes are based on the quoted closing market prices on September 30, 2008 and December 31, 2007 from brokers of these instruments. The fair value of our Zero Coupon Debentures is based on the closing market price of our common stock on September 30, 2008 and December 31, 2007 and the stated conversion rate for the debentures. The fair value of our 1.5% Debentures is based on the closing market price of our common stock on December 31, 2007 and the stated conversion rate for the debentures. There were no 1.5% Debentures outstanding at September 30, 2008.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2008 and December 31, 2007.

(d)	The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2008 and December 31, 2007.

(e)	The calculation of estimated foreign exchange risk is based on assumed adverse changes in the underlying reference price or index of an increase in foreign exchange rates of 20% at September 30, 2008 and December 31, 2007.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date October 28, 2008	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 28, 2008		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-Laws (as amended through October 22, 2007) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 26, 2007).

10.1*	Amendment to Employment Agreement, dated June 16, 2008, between Diamond Offshore Management Company and Lawrence R. Dickerson.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.