Form 10-K
period 2008-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2009-02-24
CIK 949039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

As of June 30, 2008	$9,584,683,667
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 20, 2009	Common Stock, $0.01 par value per share	139,001,050 shares
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2008, are incorporated by reference in Part III of this report.

DIAMOND OFFSHORE DRILLING, INC.
FORM 10-K for the Year Ended December 31, 2008

Page No.
Cover Page	1

Document Table of Contents	2

Part I
Item 1. Business	3

Item 1A. Risk Factors	8

Item 1B. Unresolved Staff Comments	15

Item 2. Properties	15

Item 3. Legal Proceedings	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

Item 6. Selected Financial Data	19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	50

Item 8. Financial Statements and Supplementary Data	53

Consolidated Financial Statements	55
Notes to Consolidated Financial Statements	60

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85

Item 9A. Controls and Procedures	85

Item 9B. Other Information	86

Part III
Information called for by Part III Items 10, 11, 12, 13 and 14 has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

Part IV
Item 15. Exhibits and Financial Statement Schedules	86

Signatures	88

Exhibit Index	89
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1

PART I
Item 1. Business.
General
     Diamond Offshore Drilling, Inc. is a leading, global offshore oil and gas drilling contractor with a current fleet of 45 offshore rigs consisting of 30 semisubmersibles, 14 jack-ups and one drillship. Unless the context otherwise requires, references in this report to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries. We were incorporated in Delaware in 1989.
The Fleet
     Our fleet includes some of the most technologically advanced rigs in the world, enabling us to offer a broad range of services worldwide in various markets, including the deep water, harsh environment, conventional semisubmersible and jack-up markets.
     Semisubmersibles. We own and operate 30 semisubmersibles, consisting of 11 high-specification and 19 intermediate rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig’s position over a drillsite. We have three semisubmersible rigs in our fleet with this capability.
     Our high specification semisubmersibles are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersibles. As of January 26, 2009, nine of our 11 high-specification semisubmersibles, including the recently upgraded Ocean Monarch, were located in the U.S. Gulf of Mexico, or GOM, while the remaining two rigs were located offshore Brazil and Malaysia. See “ — Fleet Enhancements and Additions.”
     Our intermediate semisubmersibles generally work in maximum water depths up to 4,000 feet. As of January 26, 2009, we had 19 intermediate semisubmersible rigs drilling offshore or undergoing contract preparation activities in various locations around the world. Six of these semisubmersibles were located offshore Brazil; four were located in the North Sea; three were located offshore Australia; two each were located in the GOM and offshore Mexico; and one was located each of offshore Libya and Vietnam.
     Drillship. We have one high-specification drillship, the Ocean Clipper, which was located offshore Brazil as of January 26, 2009. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deepwater drillships compete in many of the same markets as do high-specification semisubmersible rigs.
     Both semisubmersible rigs and drillships are commonly referred to as floaters in the offshore drilling industry.
     Jack-ups. We currently have 14 jack-up drilling rigs, excluding the Ocean Tower, which is currently presented in “Assets held for sale” in our Consolidated Balance Sheets at December 31, 2008 included in Item 8 of this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Casualty Loss” in Item 7 of this report. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Our jack-ups are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

     Most of our jack-up rigs are equipped with a cantilever system that enables the rig to cantilever or extend its drilling package over the aft end of the rig. This is particularly important when attempting to drill over existing platforms. Cantilever rigs have historically earned higher dayrates and achieved greater utilization compared to slot rigs, which do not have this capability.
     As of January 26, 2009, six of our 14 jack-up rigs were located in the GOM. Three of those rigs are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Of our eight remaining jack-up rigs, all of which are independent-leg cantilevered units, two each were located offshore Egypt and Mexico, and one was located offshore each of Singapore, Croatia, Australia and Argentina.
     Fleet Enhancements and Additions. Our strategy is to economically upgrade our fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersibles, in order to maximize the utilization of, and dayrates earned by, the rigs in our fleet. Since 1995, we have increased the number of our rigs capable of operating in 3,500 feet or more of water from three rigs to 14 (11 of which are high-specification units), primarily by upgrading our existing fleet. Seven of these upgrades were to our Victory-class semisubmersible rigs, the design of which is well-suited for significant upgrade projects. We have two additional Victory-class rigs that are currently operating as intermediate semisubmersibles that could potentially be upgraded at some time in the future.
     By the end of 2008, we had completed our most recent fleet enhancement and additions program, which included the upgrade of two of our Victory-class semisubmersibles, the Ocean Endeavor (completed in March 2007) and the Ocean Monarch (completed in December 2008), to 10,000 foot water depth capability and the construction of two high-performance, premium jack-up rigs, the Ocean Shield (completed in May 2008) and the Ocean Scepter (completed in August 2008).
     We will evaluate further rig acquisition and upgrade opportunities as they arise. However, we can provide no assurance whether or to what extent we will continue to make rig acquisitions or upgrades to our fleet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Requirements” in Item 7 of this report.

     More detailed information concerning our fleet of mobile offshore drilling rigs, as of January 26, 2009, is set forth in the table below.

	Nominal
	Water Depth		Year Built/Latest	Current
Type and Name	Rating (a)	Attributes	Enhancement (b)	Location (c)	Customer (d)
High-Specification Floaters Semisubmersibles (11):
Ocean Confidence	10,000	DP; 15K; 4M	2001/2008	GOM	Murphy Exploration
Ocean Monarch	10,000	VC; 15K; 4M	1974/2008	GOM	Commissioning and contract preparation: Plains Exploration
Ocean Endeavor	10,000	VC; 15K; 4M	1975/2007	GOM	Devon
Ocean Rover	8,000	VC; 15K; 4M	1973/2008	Malaysia	Murphy Exploration
Ocean Baroness	7,000	VC; 15K; 4M	1973/2002	GOM	Devon
Ocean Victory	6,000	VC; 15K; 3M	1972/2006	GOM	Noble Energy
Ocean America	5,500	SP; 15K; 3M	1988/1999	GOM	Mariner Energy
Ocean Valiant	5,500	SP; 15K; 3M	1988/1999	GOM	Anadarko
Ocean Star	5,500	VC; 15K; 3M	1974/1999	GOM	Newfield Exploration
Ocean Alliance	5,000	DP; 15K; 3M	1988/1999	Brazil	Petrobras
Ocean Quest	4,000	VC; 15K; 3M	1973/1996	GOM	ATP Oil & Gas
Drillship (1):
Ocean Clipper	7,500	DP; 15K; 3M	1976/1999	Brazil	Petrobras
Intermediate Semisubmersibles (19):
Ocean Winner	4,000	3M	1977/2004	Brazil	Petrobras
Ocean Worker	4,000	3M	1982/2008	Brazil	Shipyard: acceptance testing - Petrobras
Ocean Yatzy	3,300	DP	1989/1998	Brazil	Petrobras
Ocean Voyager	3,200	VC; 3M	1973/1995	Mexico	PEMEX
Ocean Patriot	3,000	15K; 3M	1982/2003	Australia	Shell Australia
Ocean Epoch	3,000	3M	1977/2000	Australia	Shell Australia
Ocean General	3,000	3M	1976/2000	Vietnam	Vietsovpetro
Ocean Yorktown	2,200	3M	1976/1996	Brazil	Petrobras
Ocean Concord	2,200	3M	1975/1999	Brazil	Shipyard: Survey
Ocean Lexington	2,200	3M	1976/1995	Libya	Total
Ocean Saratoga	2,200	3M	1976/1995	GOM	Walter Oil & Gas
Ocean Bounty	1,500	VC; 3M	1977/1992	Australia	Woodside Energy
Ocean Guardian	1,500	15K; 3M	1985	North Sea	Oilexco(e)
Ocean New Era	1,500	3M	1974/1990	Mexico	PEMEX
Ocean Princess	1,500	15K; 3M	1977/1998	North Sea	Talisman
Ocean Whittington	1,500	3M	1974/1995	Brazil	Shipyard: contract modifications-Petrobras

Ocean Vanguard	1,500	15K; 3M	1982	Norway	Statoil
Ocean Nomad	1,200	3M	1975/2001	North Sea	Talisman
Ocean Ambassador	1,100	3M	1975/1995	GOM	Taylor Energy
Jack-ups (14):
Ocean Scepter	350	IC; 15K; 3M	2008	Argentina	Enap Sipetrol /YPF
Ocean Shield	350	IC; 15K; 3M	2008	Australia	Eni
Ocean Titan	350	IC; 15K; 3M	1974/2004	GOM	Apache
Ocean King	300	IC; 3M	1973/1999	Croatia	Bareboat charter to CROSCO
Ocean Nugget	300	IC	1976/1995	Mexico	PEMEX
Ocean Summit	300	IC	1972/2003	GOM	Actively Marketing
Ocean Heritage	300	IC	1981/2002	Egypt	IPR
Ocean Spartan	300	IC	1980/2003	GOM	Samson Offshore
Ocean Spur	300	IC	1981/2003	Egypt	WEPCO
Ocean Sovereign	300	IC	1981/2003	Singapore	Shipyard: Survey
Ocean Champion	250	MS	1975/2004	GOM	Stone Energy
Ocean Columbia	250	IC	1978/1990	Mexico	PEMEX
Ocean Crusader	200	MC	1982/1992	GOM	Ready stacked; waiting on customer

Ocean Drake	200	MC	1983/1986	GOM	Tarpon
Attributes

DP = Dynamically-Positioned/Self-Propelled	MS = Mat-Supported Slot Rig	3M = Three Mud Pumps
IC = Independent-Leg Cantilevered Rig	VC = Victory-Class	4M = Four Mud Pumps
MC = Mat-Supported Cantilevered Rig	SP = Self-Propelled	15K = 15,000 psi well control system
See the footnotes to this table on the following page.

(a)	Nominal water depth (in feet), as described above for semisubmersibles and drillships, reflects the current operating water depth capability for each drilling unit. In many cases, individual rigs are capable of drilling, or have drilled in, greater water depths. In all cases, floating rigs are capable of working successfully at greater depths than their nominal water depth. On a case by case basis, we may achieve a greater depth capacity by providing additional equipment.

(b)	Such enhancements may include the installation of top-drive drilling systems, water depth upgrades, mud pump additions and increases in deck load capacity. Top-drive drilling systems are on all rigs included in the table above.

(c)	GOM means U.S. Gulf of Mexico.

(d)	For ease of presentation in this table, customer names have been shortened or abbreviated.

(e)	The Ocean Guardian is contracted to Oilexco, a U.K. customer that has entered into administration under U.K. law, through September 2011. As of January 26, 2009, the rig was stacked in Invergordon, Scotland and was not earning revenue.
Markets
     The principal markets for our offshore contract drilling services are the following:
•	the Gulf of Mexico, including the United States and Mexico;

•	Europe, principally in the United Kingdom, or U.K., and Norway;

•	the Mediterranean Basin, including Egypt, Libya and Tunisia and other parts of Africa;

•	South America, principally in Brazil and Argentina;

•	Australia and Asia, including Malaysia, Indonesia and Vietnam; and

•	the Middle East, including Kuwait, Qatar and Saudi Arabia.
     We actively market our rigs worldwide. From time to time our fleet operates in various other markets throughout the world as the market demands. See Note 18 “Segments and Geographic Area Analysis” to our Consolidated Financial Statements in Item 8 of this report.
     We believe our presence in multiple markets is valuable in many respects. For example, we believe that our experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and other international areas in which we operate, while production experience we have gained through our Brazilian and North Sea operations has potential application worldwide. Additionally, we believe our performance for a customer in one market segment or area enables us to better understand that customer’s needs and better serve that customer in different market segments or other geographic locations.
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
     A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells, which we refer to as a well-to-well contract, or a fixed term, which we refer to as a term contract, and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party to the contract. In addition, certain of our contracts permit the customer to terminate the contract early by giving notice, and in most circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension. See “Risk Factors — The terms of some of our dayrate drilling contracts may limit our ability to benefit from increasing dayrates in an improving market or to preserve dayrates and utilization during periods of decreasing dayrates” and “Risk Factors — Our business involves numerous operating hazards, and we are not fully insured against all of them” in Item 1A of this report, which are incorporated herein by reference.
Customers
     We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2008, we performed services for 49 different customers with Petróleo Brasileiro S.A., or Petrobras, accounting for 13.1% of our annual total consolidated revenues. During 2007, we performed services for 49 different customers, none of which accounted for 10% or more of our annual total consolidated revenues. During 2006, we performed services for 51 different customers with Anadarko Petroleum Corporation (which acquired Kerr-McGee Oil & Gas Corporation, or Kerr-McGee, in mid-2006) and Petrobras accounting for 10.6% and 10.4% of our annual total consolidated revenues, respectively.
     We principally market our services in North America through our Houston, Texas office. We market our services in other geographic locations principally from our office in The Hague, The Netherlands with support from our regional offices in Aberdeen, Scotland and Perth, Australia. We provide technical and administrative support functions from our Houston office.
Competition
     The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors. Some of our competitors may have greater financial or other resources than we do. We compete with offshore drilling contractors that together have more than 600 mobile rigs available worldwide.
     The offshore contract drilling industry is influenced by a number of factors, including global demand for oil and natural gas, current and anticipated prices of oil and natural gas, expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. Mergers among oil and natural gas exploration and production companies have reduced the number of available customers.
     Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job. Customers may also consider rig availability and location, a drilling contractor’s operational and safety performance record, and condition and suitability of equipment. We believe we compete favorably with respect to these factors.
     We compete on a worldwide basis, but competition may vary significantly by region at any particular time. See “—Markets.” Competition for offshore rigs generally takes place on a global basis, as these rigs are highly mobile and may be moved, at a cost that may be substantial, from one region to another. Competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Significant new rig construction and upgrades of existing drilling units could also intensify price competition. See “Risk Factors — Our industry is highly competitive and cyclical, with intense price competition” in Item 1A of this report, which is incorporated herein by reference.
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

Operations Outside the United States
     Our operations outside the United States accounted for approximately 59%, 50% and 43% of our total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. See “Risk Factors — A significant portion of our operations are conducted outside the United States and involve additional risks not associated with domestic operations,” “Risk Factors — Our drilling contracts offshore Mexico expose us to greater risks than we normally assume” and “Risk Factors — Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us” in Item 1A of this report, which are incorporated herein by reference.
Employees
     As of December 31, 2008, we had approximately 5,700 workers, including international crew personnel furnished through independent labor contractors. We have experienced satisfactory labor relations and provide comprehensive benefit plans for our employees.
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
     Our business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Worldwide demand for oil and gas, oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. However, higher or lower commodity demand and prices do not necessarily translate into increased or decreased drilling activity since our customers’ project development time, reserve replacement needs, as well as expectations of future commodity demand and prices all combine to drive demand for our rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond our control, including:
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
The current global financial and credit crisis may have a negative impact on our business and financial condition.
     The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The continued shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. Such deterioration of the worldwide economy has resulted in reduced demand for crude oil and natural gas, exploration and production activity and offshore drilling services that could lead to declining dayrates earned by our drilling rigs and a decrease in new contract activity.
     In addition, the current credit crisis and recession has had and could continue to have an impact on our customers and/or our suppliers including, among other things, causing them to fail to meet their obligations to us. Similarly, the current credit crisis could affect lenders participating in our credit facility, making them unable to fulfill their commitments and obligations to us. The current credit crisis could also limit our ability to secure additional financing, if needed, due to difficulties accessing the capital markets, which could limit our ability to react to changing business and economic conditions. Any such reductions in drilling activity or failure by our customers, suppliers or lenders to meet their contractual obligations to us, or our inability to secure additional financing, could adversely affect our financial position, results of operations and cash flows.
Our industry is highly competitive and cyclical, with intense price competition.
     The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of our competitors may have greater financial or other resources than we do. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered. Mergers among oil and natural gas exploration and production companies, as well as the contraction of the global economy, have reduced the number of available customers, increasing competition.
     Our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. We cannot predict the timing or duration of such business cycles. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. In response to a contraction in demand for our drilling services, we may be required to idle rigs or to enter into lower rate contracts. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
     Significant new rig construction and upgrades of existing drilling units could also intensify price competition. As of the date of this report, based on an analyst report, we believe that there are approximately 170 jack-up rigs and floaters (semisubmersible rigs and drillships) on order and scheduled for delivery between 2009 and 2012. Periods of improving dayrates and expectations of sustained improvements in rig utilization rates and dayrates may also lead drilling contractors to contract for the construction of additional new rigs. The resulting increases in rig supply could be sufficient to result in depressed rig utilization and greater price competition from both existing competitors, as well as new entrants into the offshore drilling market. As of the date of this report, not all of the rigs currently under construction have been contracted for future work, which may further intensify price competition as scheduled delivery dates occur. In addition, competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates.

We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.
     As of the date of this report, our contract drilling backlog was approximately $10.3 billion for contracted future work extending, in some cases, until 2016. Generally, contract backlog only includes future earnings under firm commitments; however, from time to time, we may report anticipated commitments for which definitive agreements have not yet been executed. We can provide no assurance that we will be able to perform under these contracts due to events beyond our control or that we will be able to ultimately execute a definitive agreement in cases where one does not currently exist. In addition, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us. Our inability to perform under our contractual obligations or to execute definitive agreements or our customers’ inability to fulfill their contractual commitments to us may have a material adverse effect on our financial position, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Contract Drilling Backlog” included in Item 7 of this report.
We rely heavily on a relatively small number of customers and the loss of a significant customer and/or a dispute that leads to the loss of a customer could have a material adverse impact on our financial results.
     We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. However, the number of potential customers has decreased in recent years as a result of mergers among the major international oil companies and large independent oil companies. In 2008, our five largest customers in the aggregate accounted for approximately 40% of our consolidated revenues. We expect Petrobras, who accounted for approximately 13% of our consolidated revenues in 2008, to continue to be a significant customer in 2009. While it is normal for our customer base to change over time as work programs are completed, the loss of any major customer may have a material adverse effect on our financial position, results of operations and cash flows.
The terms of some of our dayrate drilling contracts may limit our ability to benefit from increasing dayrates in an improving market or to preserve dayrates and utilization during periods of decreasing dayrates.
     The duration of offshore drilling contracts is generally determined by customer requirements and, to a lesser extent, the respective management strategies of the offshore drilling contractors. In periods of rising demand for offshore rigs, contractors typically prefer shorter contracts that allow them to more quickly profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts, but often at flat or slightly lower dayrates, to preserve dayrates at existing levels and ensure utilization, while customers prefer shorter contracts that allow them to more quickly obtain the benefit of lower dayrates.
     To the extent possible within the scope of our customers’ requirements, we seek to have a foundation of long-term contracts with a reasonable balance of shorter-term exposure to the spot market in an attempt to maintain upside potential while endeavoring to limit the downside impact of a decline in the market. However, we can provide no assurance that we will be able to achieve or maintain such a balance from time to time.
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
A significant portion of our operations are conducted outside the United States and involve additional risks not associated with domestic operations.
     We operate in various regions throughout the world which may expose us to political and other uncertainties, including risks of:
•	terrorist acts, war and civil disturbances;

•	piracy or assaults on property or personnel;

•	kidnapping of personnel;

•	expropriation of property or equipment;

•	renegotiation or nullification of existing contracts;

•	changing political conditions;
•	foreign and domestic monetary policies;

•	the inability to repatriate income or capital;

•	fluctuations in currency exchange rates;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	travel limitations or operational problems caused by public health threats; and

•	changing taxation policies.
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
     We currently operate, and expect to continue to operate, our drilling rigs offshore Mexico for PEMEX — Exploración Y Producción, or PEMEX, the national oil company of Mexico. The terms of these contracts expose us to greater risks than we normally assume, such as exposure to greater environmental liability. In addition, each contract can be terminated by PEMEX on 30 days notice, contractually or by statute, subject to certain conditions. While we believe that the financial terms of these contracts and our operating safeguards in place mitigate these risks, we can provide no assurance that the increased risk exposure will not have a negative impact on our future operations or financial results.
Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us.
     Due to our international operations, we have experienced currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where we do not effectively hedge an exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital. We can provide no assurance that financial hedging arrangements will effectively hedge any foreign currency fluctuation losses that may arise.
We may be required to accrue additional tax liability on certain of our foreign earnings.
     Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, our wholly-owned Cayman Islands subsidiary. Since forming this subsidiary it has been our intention to indefinitely reinvest the earnings of this subsidiary to finance foreign operations. During 2007, DOIL made a non-recurring distribution to its U.S. parent company, and we recognized U.S. federal income tax expense on the portion of the distribution that consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. Notwithstanding the non-recurring distribution made in December 2007, it remains our intention to indefinitely reinvest the future earnings of DOIL to finance foreign activities, except for the earnings of Diamond East Asia Limited, a wholly-owned subsidiary of DOIL formed in December 2008. It is our intention to repatriate the earnings of Diamond East Asia Limited, and U.S. income taxes will be provided on such earnings. We do not expect to provide for U.S. taxes on any future earnings generated by DOIL, except to the extent that these earnings are immediately subjected to U.S. federal income tax or as they relate to Diamond East Asia Limited. Should a future distribution be made from any unremitted earnings of this subsidiary, we may be required to record additional U.S. income taxes that, if material, could have an adverse effect on our financial position, results of operations and cash flows.

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
     The Minerals Management Service of the U.S. Department of the Interior, or MMS, has established guidelines for drilling operations in the GOM. We believe that we are currently in compliance with the existing regulations set forth by the MMS with respect to our operations in the GOM; however, these regulations are continually under review by the MMS and may change from time to time. Implementation of additional MMS regulations may subject us to increased costs of operating, or a reduction in the area and/or periods of operation, in the GOM.

Compliance with or breach of environmental laws can be costly and could limit our operations.
     In the United States and in many of the international locations in which we operate, regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment apply to some of our operations. For example, we, as an operator of mobile offshore drilling units in navigable United States waters and some offshore areas, may be liable for damages and costs incurred in connection with oil spills related to those operations. Laws and regulations protecting the environment have become increasingly stringent, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.
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
     We have experienced upward pressure on salaries and wages and increased competition for skilled workers during periods of strengthening offshore drilling markets and have also sustained the loss of experienced personnel to our competitors and our customers. In response to these market conditions we may implement retention programs, including increases in compensation. The heightened competition for skilled personnel could adversely impact our financial position, results of operations and cash flows by limiting our operations or further increasing our costs.
Rig conversions, upgrades or new-builds may be subject to delays and cost overruns.
     From time to time we may undertake to add new capacity through conversions or upgrades to our existing rigs or through new construction. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	work stoppages;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems;

•	customer acceptance delays;

•	shipyard failures or unavailability; and

•	failure or delay of third party service providers and labor disputes.
     Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract, resulting in a loss of revenue to us. If a drilling contract is terminated under these circumstances, we may not be able to secure a replacement contract with equally favorable terms. See “Business — The Fleet — Fleet Enhancements and Additions” in Item 1 of this report.
We are controlled by a single stockholder, which could result in potential conflicts of interest.
     Loews Corporation, which we refer to as Loews, beneficially owns approximately 50.4% of our outstanding shares of common stock as of February 20, 2009 and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, three officers of Loews serve on our Board of Directors. One of those, James S. Tisch, the Chairman of the Board of our company, is also the Chief Executive Officer and a director of Loews. We have also entered into a services agreement and a registration rights agreement with Loews and we may in the future enter into other agreements with Loews.
     Loews and its subsidiaries and we are generally engaged in businesses sufficiently different from each other as to make conflicts as to possible corporate opportunities unlikely. However, it is possible that Loews may in some circumstances be in direct or indirect competition with us, including competition with respect to certain business strategies and transactions that we may propose to undertake. In addition, potential conflicts of interest exist or could arise in the future for our directors who are also officers of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise. Although the affected directors may abstain from voting on matters in which our interests and those of Loews are in conflict so as to avoid potential violations of their fiduciary duties to stockholders, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. We cannot assure you that these conflicts of interest will not materially adversely affect us.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     We own an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where our corporate headquarters are located, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for our offshore drilling warehouse and storage facility, and a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for our North Sea operations. Additionally, we currently lease various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Norway, The Netherlands, Malaysia, Singapore, Egypt, Argentina, Vietnam, Libya and Mexico to support our offshore drilling operations.
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

	Age as of
Name	January 31, 2009	Position
Lawrence R. Dickerson	56	President, Chief Executive Officer and Director
Gary T. Krenek	50	Senior Vice President and Chief Financial Officer
William C. Long	42	Senior Vice President, General Counsel & Secretary
Beth G. Gordon	53	Controller — Chief Accounting Officer
Mark F. Baudoin	56	Senior Vice President — Administration
Lyndol L. Dew	54	Senior Vice President — Worldwide Operations
John L. Gabriel, Jr.	55	Senior Vice President — Contracts & Marketing
John M. Vecchio	58	Senior Vice President — Technical Services
     Lawrence R. Dickerson has served as our President and a Director since March 1998 and as our Chief Executive Officer since June 2008. Mr. Dickerson served as our Chief Operating Officer from March 1998 to June 2008. Mr. Dickerson served on the United States Commission on Ocean Policy from 2001 to 2004.
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
     Lyndol L. Dew has served as a Senior Vice President since September 2006. Previously, Mr. Dew served as our Vice President — International Operations from January 2006 to August 2006 and as our Vice President — North American Operations from January 2003 to December 2005. Mr. Dew previously served as an Area Manager for our domestic operations from February 2002 to January 2003.
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

	Common Stock
	High	Low
2008
First Quarter	$140.07	$106.91
Second Quarter	145.68	117.70
Third Quarter	139.70	98.63
Fourth Quarter	100.35	55.45

2007
First Quarter	$87.23	$73.65
Second Quarter	107.13	81.47
Third Quarter	115.05	91.23
Fourth Quarter	148.51	105.19
     As of February 20, 2009 there were approximately 220 holders of record of our common stock. This number represents registered shareholders and does not include shareholders who hold their shares institutionally.
Dividend Policy
     In 2008, we paid regular cash dividends of $0.125 per share of our common stock on March 3, June 2, September 1 and December 1. We also paid special cash dividends of $1.25 per share of our common stock on March 3, June 2 and September 1 and $1.875 per share of our common stock on December 1. In 2007, we paid regular cash dividends of $0.125 per share of our common stock on March 1, June 1, September 4 and December 3. We paid special cash dividends of $4.00 and $1.25 per share of our common stock on March 1, 2007 and December 3, 2007, respectively.
     On February 5, 2009, we declared a regular cash dividend and a special cash dividend of $0.125 and $1.875, respectively, per share of our common stock. Both the regular and special cash dividends are payable on March 2, 2009 to stockholders of record on February 13, 2009.
     In the fourth quarter of 2007, our Board of Directors adopted a policy of considering paying special cash dividends, in amounts to be determined, on a quarterly basis, rather than annually. Any future determination to declare a special cash dividend, as well as the amount of any special cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook, capital spending plans and other relevant factors at that time.

CUMULATIVE TOTAL STOCKHOLDER RETURN
     The following graph shows the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Index and a Peer Group Index over the five year period ended December 31, 2008.
Comparison of 2004 — 2008 Cumulative Total Return (1)

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007	2008
Diamond Offshore	100	197	345	407	772	339
S&P 500	100	111	116	135	142	90
Peer Group (2)	100	129	191	206	318	125

(1)	Total return assuming reinvestment of dividends. Assumes $100 invested on December 31, 2003 in our common stock, the S&P 500 Index and a peer group index comprised of a group of other companies in the contract drilling industry.

Dividend History for the periods reported above:

	Q1		Q2		Q3		Q4
Year	Regular	Special	Regular	Special	Regular	Special	Regular	Special
2008	$0.125	$1.25	$0.125	$1.25	$0.125	$1.25	$0.125	$1.88
2007	$0.125	$4.00	$0.125	—	$0.125	—	$0.125	$1.25
2006	$0.125	$1.50	$0.125	—	$0.125	—	$0.125	—
2005	$0.063	—	$0.063	—	$0.125	—	$0.125	—
2004	$0.063	—	$0.063	—	$0.063	—	$0.063	—

(2)	The peer group is comprised of the following companies: ENSCO International Incorporated, Noble Drilling Corporation, Pride International, Inc., Rowan Companies, Inc. and Transocean Inc. Total return calculations were weighted according to the respective company’s market capitalization.

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

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and ratio data)
Income Statement Data:
Total revenues	$3,544,057	$2,567,723	$2,052,572	$1,221,002	$814,662
Operating income	1,910,761	1,223,522	940,432	374,399	3,928
Net income (loss)	1,311,020	846,541	706,847	260,337	(7,243)
Net income (loss) per share:
Basic	9.43	6.14	5.47	2.02	(0.06)
Diluted	9.43	6.12	5.12	1.91	(0.06)

Balance Sheet Data:
Drilling and other property and equipment, net	$3,398,704	$3,040,063	$2,628,453	$2,302,020	$2,154,593
Total assets	4,938,762	4,341,465	4,132,839	3,606,922	3,379,386
Long-term debt (excluding current maturities) (1)	503,280	503,071	964,310	977,654	709,413

Other Financial Data:
Capital expenditures	$666,857	$647,101	$551,237	$293,829	$89,229
Cash dividends declared per share	6.13	5.75	2.00	0.375	0.25
Ratio of earnings to fixed charges (2)	64.54x	32.31x	28.26x	9.19x	N/A

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Requirements” in Item 7 and Note 10 “Long-Term Debt” to our Consolidated Financial Statements included in Item 8 of this report for a discussion of changes in our long-term debt.

(2)	The deficiency in our earnings available for fixed charges for the year ended December 31, 2004 was approximately $2.3 million. For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent pre-tax income from continuing operations plus fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) a portion of rent expense, which we believe represents the interest factor attributable to rent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling with a fleet of 45 offshore drilling rigs. Our fleet currently consists of 30 semisubmersibles, 14 jack-ups and one drillship.
Overview
Industry Conditions
     The global economic recession significantly reduced energy demand in the fourth quarter of 2008 and into the first quarter of 2009. As a result, crude oil prices have fallen from a 2008 mid-summer high of $146 per barrel to as low as $34 per barrel in mid-February 2009, and remain volatile. With the falling energy prices, project economics for our customers have deteriorated, 2009 exploration budgets have been trimmed, and demand and pricing for available drilling rigs is declining. Our contract backlog should help mitigate the impact of the current market on us; however, a prolonged decline in commodity prices and the global economy could have a negative impact on us. Possible negative impacts, among others, could include customer credit problems, customers seeking bankruptcy protection, customers attempting to renegotiate or terminate contracts, a further slowing in the pace of new contracting activity, additional declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment.
     Floaters
     The majority of our intermediate and high-specification floater rigs are largely contracted for the remainder of 2009. Additionally, contracts for 71% of our floating rigs extend at least through 2010, with 9% of our floating units having contracts extending into the 2014-2015 timeframe. However, during the first quarter of 2009 a customer employing our semisubmersible Ocean Guardian in the United Kingdom, or U.K., sector of the North Sea entered into administration under U.K. law (a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy reorganization but with an external manager, typically an accountant, running the company). The rig, which was operating under a contract that extends until September 2011, is currently on standby and is not earning revenue. In the U.S. Gulf of Mexico, or GOM, during the fourth quarter of 2008, a customer breached its contract with us and canceled the second well of a two-well project for the semisubmersible Ocean Victory. We were able to re-contract the rig, albeit at a lower dayrate, to fill the resulting short gap until a previously committed job is scheduled to begin. We are continuing to pursue appropriate contractual remedies with both customers.
     International Jack-ups
     The industry’s jack-up market is divided between an international sector and a U.S. sector, with the international sector generally characterized by contracts of longer duration and higher prices, compared to the generally shorter term and lower priced domestic sector. However, in 2009 to the date of this report, demand and dayrates have continued to soften internationally. Based on analyst reports to the effect that less than 20% of the industry’s new-build jack-up order book is under contract, it is possible that an oversupply of jack-up rigs will have an increasingly negative impact on the international sector during 2009 and beyond.
     U.S. Gulf of Mexico Jack-ups
     In the domestic jack-up sector, rapidly declining product prices have negatively impacted both demand and dayrates. In response, where possible we are continuing to seek to move units out of the GOM and into markets with generally longer contract duration and higher prices. In that regard, we were low bidder for a 476-day job for the 300-ft. Ocean Summit and for an 849-day extension for the 300-ft. Ocean Nugget. Both bids are for work offshore Mexico and remain subject to final approvals. Absent improving product prices, weakness in the GOM is likely to continue in 2009, with an increasing number of rigs being cold-stacked by the industry in an effort to help bring equipment supply and demand into equilibrium.

Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of February 5, 2009, October 23, 2008 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) and February 7, 2008 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2007) and for the 2008 periods includes both firm commitments (typically represented by signed contracts), as well as previously-disclosed letters of intent, or LOIs, where indicated. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	February 5,	October 23,	February 7,
	2009	2008 (2)	2008 (2)
		(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,346,000	$4,720,000	$4,448,000
Intermediate Semisubmersibles (1)	5,567,000	6,302,000	5,985,000
Jack-ups	346,000	428,000	421,000

Total	$10,259,000	$11,450,000	$10,854,000

(1)	Although still legally under contract through 2011, contract drilling backlog as of February 5, 2009 excludes future revenues associated with one of our intermediate semisubmersibles located in the U.K. sector of the North Sea, which rig’s customer is currently in administration under U.K. law.

(2)	Contract drilling backlog as of October 23, 2008 and February 7, 2008 included $189.8 million and $238.0 million, respectively, in contract drilling revenue relating to anticipated future work under LOIs.
     The following table reflects the amount of our contract drilling backlog by year as of February 5, 2009.

	For the Years Ending December 31,
	Total	2009	2010	2011	2012 - 2016
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,346,000	$1,507,000	$1,185,000	$822,000	$832,000
Intermediate Semisubmersibles (1)	5,567,000	1,747,000	1,340,000	953,000	1,527,000
Jack-ups	346,000	329,000	17,000	—	—

Total	$10,259,000	$3,583,000	$2,542,000	$1,775,000	$2,359,000

(1)	Although still legally under contract through 2011, contract drilling backlog as of February 5, 2009 excludes future revenues associated with one of our intermediate semisubmersibles located in the U.K. sector of the North Sea, which rig’s customer is currently in administration under U.K. law.
     The following table reflects the percentage of rig days committed by year as of February 5, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2009	2010	2011	2012 - 2016
Rig Days Committed (1)
High-Specification Floaters	96%	69%	42%	10%
Intermediate Semisubmersibles	97%	72%	48%	16%
Jack-ups	51%	4%	—	—

(1)	Includes approximately 1,500 and 600 scheduled shipyard, survey and mobilization days for 2009 and 2010, respectively.
Casualty Loss
     In September 2008, the jack-up rig Ocean Tower sustained significant damage during Hurricane Ike, which impacted the Gulf of Mexico and the upper Texas and Louisiana Gulf coasts. The Ocean Tower lost its derrick, drill floor and drill floor equipment during the hurricane. During the third quarter of 2008, we wrote off the net book value of the derrick, drill floor and drill floor equipment for the Ocean Tower of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for the recovery of equipment from the ocean floor. The aggregate of these items is reflected in “Casualty Loss” in our Consolidated Statements of Operations for the year ended December 31, 2008 included in Item 8 of this report.
     In December 2008, we entered into an agreement to sell the Ocean Tower at a price in excess of its $32.2 million carrying value and transferred the $32.2 million net book value of the rig to “Assets held for sale” in our Consolidated Balance Sheets included in Item 8 of this report. The agreement prohibits competitive use of the rig, which is expected to be deployed by the purchaser as an accommodation unit. We do not expect the sale of the Ocean Tower to have a material impact on our financial position, results of operations, or our ability to compete in the jack-up market. In connection with the execution of the sales agreement, we received a $3.5 million deposit from the purchaser which we have recorded in “Accrued liabilities” in our Consolidated Balance Sheet at December 31, 2008 included in Item 8 of this report. We expect to complete the sale in the first quarter of 2009.
General
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
     Demand affects the number of days our fleet is utilized and the dayrates earned. As utilization rates increase, dayrates tend to increase as well, reflecting the lower supply of available rigs. Conversely, as utilization rates decrease, dayrates tend to decrease as well, reflecting the excess supply of rigs. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, we may mobilize our rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, we may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.
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
     From time to time, we may receive fees from our customers for capital improvements to our rigs (either lump-sum or dayrate). We defer such fees and recognize them into income on a straight-line basis over the period of the related drilling contract as a component of contract drilling revenue. We capitalize the costs of such capital improvements and depreciate them over the estimated useful life of the improvement.
     We receive reimbursements for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement. We record these reimbursements at the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations included in Item 8 of this report.

     Operating Income. Our operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our drilling equipment. The principal components of our operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of our operating expenses. In general, our labor costs increase primarily due to higher salary levels, rig staffing requirements and costs associated with labor regulations in the geographic regions in which our rigs operate. In recent years, we have experienced upward pressure on salaries and wages as a result of the strong offshore drilling market during this period and increased competition for skilled workers. In response to these market conditions we have implemented retention programs, including increases in compensation.
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
     During 2009, five of our rigs will require 5-year surveys, and we expect that they will be out of service for approximately 300 days in the aggregate. We also expect to spend an additional approximately 950 days during 2009 for intermediate surveys, the mobilization of rigs, contract modifications for international contracts and extended maintenance projects. In addition, we expect the Ocean Bounty to be taken out of service at some time after the first quarter of 2009 for a repowering project and minor water depth upgrade. We expect these projects to take approximately one year to complete and to extend to 2010. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ — Overview — Contract Drilling Backlog.”
     Under our current insurance policy that expires on May 1, 2009, our deductible for physical damage is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss) in the U.S. Gulf of Mexico due to named windstorms with an annual aggregate limit of $125.0 million. Accordingly, our insurance coverage for all physical damage to our rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending May 1, 2009 is limited to $125.0 million. If named windstorms in the U.S. Gulf of

Mexico cause significant damage to our rigs, it could have a material adverse effect on our financial position, results of operations and cash flows.
     Insurance premiums are amortized as expense over the applicable policy periods which generally expire at the end of April 2009.
     Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 34, “Capitalization of Interest Cost,” or SFAS 34. Pursuant to SFAS 34, the period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. For the three years ended December 31, 2008, we capitalized interest on qualifying expenditures related to the upgrades of the Ocean Endeavor and Ocean Monarch for ultra-deepwater service and the construction of two jack-up rigs, the Ocean Shield and Ocean Scepter through the date of each project’s completion. The upgrades of the Ocean Endeavor and Ocean Monarch were completed in March 2007 and December 2008, respectively. Construction of the Ocean Shield and Ocean Scepter was completed in May 2008 and August 2008, respectively.
     As a result of the delivery of these rigs in 2008, we anticipate that depreciation and interest expense in 2009 will increase by approximately $17 million and $16 million, respectively, compared to 2008.
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
     As of December 31, 2008, all, except for two, of our drilling rigs were either under contract, in shipyards for surveys or contract modifications or, in the case of the recently upgraded Ocean Monarch, mobilizing to the U.S. One of these idle units, the Ocean Tower, which was damaged during Hurricane Ike in September 2008, has been transferred to “Assets held for sale” in our Consolidated Balance Sheets at December 31, 2008 included in Item 8 of this report. We have entered into an agreement to sell the rig for a price in excess of its carrying value. At December 31, 2008, the second of our idle rigs was ready-stacked while waiting to begin drilling operations in early January 2009. We did not have any cold-stacked rigs at December 31, 2008. We do not believe that current circumstances indicate that the carrying amount of our property and equipment may not be recoverable.

     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We estimate our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models.
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
     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires the recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in our financial statements or tax returns. In each of our tax jurisdictions we recognize a current tax liability or asset for the estimated taxes payable or refundable, respectively, on tax returns for the current year and a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets are reduced by a valuation allowance, if necessary, which is determined by the amount of any tax benefits that, based on available evidence, are not expected to be realized under a “more likely than not” approach. For interim periods, we estimate our annual effective tax rate by forecasting our annual income before income tax, taxable income and tax expense in each of our tax jurisdictions. We make judgments regarding future events and related estimates especially as they pertain to forecasting of our effective tax rate, the potential realization of deferred tax assets such as utilization of foreign tax credits, and exposure to the disallowance of items deducted on tax returns upon audit.
We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a long-term tax receivable of $2.6 million and a long-term tax liability of $19.3 million for uncertain tax positions (excluding interest and penalties), the net of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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
Years Ended December 31, 2008 and 2007
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Year Ended
	December 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$1,322,125	$1,030,892	$291,233
Intermediate Semisubmersibles	1,629,358	1,028,667	600,691
Jack-ups	524,934	446,104	78,830

Total Contract Drilling Revenue	$3,476,417	$2,505,663	$970,754

Revenues Related to Reimbursable Expenses	$67,640	$62,060	$5,580

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$367,531	$318,555	$(48,976)
Intermediate Semisubmersibles	581,161	482,464	(98,697)
Jack-ups	224,365	183,024	(41,341)
Other	11,950	19,746	7,796

Total Contract Drilling Expense	$1,185,007	$1,003,789	$(181,218)

Reimbursable Expenses	$65,895	$60,261	$(5,634)

OPERATING INCOME
High-Specification Floaters	$954,594	$712,337	$242,257
Intermediate Semisubmersibles	1,048,197	546,203	501,994
Jack-ups	300,569	263,080	37,489
Other	(11,950)	(19,746)	7,796
Reimbursable expenses, net	1,745	1,799	(54)
Depreciation	(286,850)	(235,251)	(51,599)
General and administrative expense	(60,142)	(53,483)	(6,659)
Bad debt expense	(31,952)	—	(31,952)
Casualty loss	(6,281)	—	(6,281)
Gain on disposition of assets	2,831	8,583	(5,752)

Total Operating Income	$1,910,761	$1,223,522	$687,239

Other income (expense):
Interest income	11,744	33,566	(21,822)
Interest expense	(10,096)	(19,191)	9,095
Foreign currency transaction gain (loss)	(65,566)	2,906	(68,472)
Other, net	770	5,734	(4,964)

Income before income tax expense	1,847,613	1,246,537	601,076
Income tax expense	(536,593)	(399,996)	(136,597)

NET INCOME	$1,311,020	$846,541	$464,479

     Demand remained strong for our high-specification floaters and intermediate semisubmersible rigs in all markets and geographic regions during the first nine months of 2008. During the fourth quarter of 2008, the growing global economic recession became apparent in our industry, resulting in reduced demand for energy and a significant decline in crude oil prices. However, because of our contracted revenue backlog, our results were not greatly impacted by these market conditions during the fourth quarter of 2008. The high overall utilization and historically high dayrates for our floater fleet contributed to an overall increase in our revenues of $891.9 million, or 43%, to $3.0 billion in 2008 compared to $2.1 billion in 2007.
     Total contract drilling revenues in 2008 increased $970.8 million, or 39% compared to 2007, to $3.5 billion. Average realized dayrates in many of our floater markets increased as our rigs began operating under contracts at higher dayrates than those earned during 2007, resulting in the generation of additional contract drilling revenues. However, overall revenue increases for our floater fleet were negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys. In addition, the GOM jack-up market, which was improving in early 2008, began experiencing reduced demand and dayrates by the end of 2008. The international jack-up market, which had been strong throughout the majority of 2008, also began to reflect softening demand and reduced dayrates by the end of 2008. Our GOM and international jack-up fleets earned lower dayrates during 2008 compared to 2007 despite a fleet-wide increase in utilization during 2008.
     Total contract drilling expenses increased $181.2 million, or 18%, in 2008 compared to 2007. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of our drilling units across our fleet, additional survey and related maintenance costs, contract preparation and mobilization costs, as well as the inclusion of normal operating costs for the Ocean Endeavor, Ocean Shield and Ocean Scepter. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for our worldwide offshore fleet.
     Depreciation expense increased $51.6 million to $286.9 million during 2008, or 22% compared to 2007, due to a higher depreciable asset base.
     Our results during 2008 were negatively impacted by $54.0 million in losses on foreign currency forward exchange contracts included in “Foreign currency transaction gain (loss)”, a $31.9 million provision for bad debt expense related to one of our North Sea semisubmersible rigs contracted to a U.K. customer that has entered into administration under U.K. law (a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy) and the recognition of a casualty loss aggregating $6.3 million in connection with damages sustained from Hurricane Ike (see “ — Overview — Casualty Loss”).

High-Specification Floaters.

	Year Ended
	December 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$1,051,178	$833,751	$217,427
Australia/Asia/Middle East	69,419	73,004	(3,585)
South America	201,528	124,137	77,391

Total Contract Drilling Revenue	$1,322,125	$1,030,892	$291,233

CONTRACT DRILLING EXPENSE
GOM	$223,954	$206,393	$(17,561)
Australia/Asia/Middle East	35,079	26,407	(8,672)
South America	108,498	85,755	(22,743)

Total Contract Drilling Expense	$367,531	$318,555	$(48,976)

OPERATING INCOME	$954,594	$712,337	$242,257

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $217.4 million in 2008 compared to 2007, primarily due to higher average dayrates earned during 2008 ($131.7 million). Average operating revenue per day for our rigs in this market, excluding the Ocean Endeavor, increased to $413,300 during 2008 compared to $354,400 in 2007. Excluding the Ocean Endeavor, six of our seven other high-specification semisubmersible rigs in the GOM are currently operating at dayrates higher than those earned during 2007. The Ocean Endeavor began operating in the GOM during the third quarter of 2007 and generated additional revenues of $49.7 million during 2008 compared to 2007.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, increased slightly from 87% in 2007 to 91% in 2008, generating $36.0 million in additional revenues in 2008. The increase in utilization in 2008 is attributable to 88 fewer downtime days during 2008 compared to 2007 when rigs were down, primarily for regulatory inspections and repairs.
     Operating costs during 2008 for our high-specification floaters in the GOM increased $17.6 million to $224.0 million (including $11.3 million in incremental operating expenses for the Ocean Endeavor) compared to 2007. Operating costs for 2008 reflect higher labor, benefits and other personnel-related costs, higher maintenance and other project costs and higher property insurance costs, partially offset by lower mobilization and other inspection related costs for these rigs compared to 2007.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, our high-specification rig operating offshore Malaysia, decreased $3.6 million in 2008 compared to 2007. The revenue decrease was primarily due to scheduled downtime (67 days) for a survey and maintenance, partially offset by the effect of a higher average dayrate earned during 2008 compared to 2007.
     Contract drilling expenses for the Ocean Rover increased $8.7 million in 2008 compared to 2007 primarily due to costs associated with the rig’s 2008 survey and other maintenance and repair costs and, to a lesser extent, higher labor, benefits and other personnel-related costs.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil during 2008 increased $77.4 million compared to 2007. Average operating revenue per day increased from $185,300 during 2007 to $339,700 during 2008, generating additional revenues of $92.3 million. Utilization in 2008 decreased to 81% from 92% in 2007 primarily as the result of 99 days of incremental unpaid downtime for the Ocean Clipper for a special survey and repairs to its propulsion system. The decline in utilization reduced revenues by $14.9 million in 2008.

     Contract drilling expense for our operations in Brazil increased $22.7 million in 2008 compared to 2007. The increase in costs is primarily due to inspection and repair costs for the Ocean Clipper and higher revenue-based agency fees and personnel and related costs during 2008, as compared to 2007.
Intermediate Semisubmersibles.

	Year Ended
	December 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$134,880	$170,449	$(35,569)
Mexico	220,754	86,135	134,619
Australia/Asia/Middle East	395,124	239,200	155,924
Europe/Africa/Mediterranean	518,382	400,785	117,597
South America	360,218	132,098	228,120

Total Contract Drilling Revenue	$1,629,358	$1,028,667	$600,691

CONTRACT DRILLING EXPENSE
GOM	$44,902	$79,288	$34,386
Mexico	54,187	63,711	9,524
Australia/Asia/Middle East	141,170	112,641	(28,529)
Europe/Africa/Mediterranean	167,786	143,555	(24,231)
South America	173,116	83,269	(89,847)

Total Contract Drilling Expense	$581,161	$482,464	$(98,697)

OPERATING INCOME	$1,048,197	$546,203	$501,994

     GOM. Revenues generated during 2008 by our intermediate semisubmersible fleet operating in the GOM decreased $35.6 million compared to 2007, primarily as a result of the relocation of three of our rigs from the GOM (Ocean Voyager and Ocean New Era to Mexico and Ocean Concord to Brazil) in the fourth quarter of 2007. During 2007, these three rigs generated revenues of $128.9 million while operating in the GOM.
     The negative impact on revenues of the departure of these rigs was partially offset by $65.6 million and $27.8 million in additional revenues generated by the Ocean Saratoga and the Ocean Ambassador, respectively, during 2008 compared to 2007. The additional contribution by the Ocean Saratoga was primarily due to the rig operating at a higher dayrate beginning in the fourth quarter of 2007 and increased utilization during 2008 compared to 2007 when the rig was out of service for 116 days completing a service life extension project. We relocated the Ocean Ambassador to the GOM from Mexico during the second quarter of 2008.
     Contract drilling expenses in the GOM decreased by $34.4 million during 2008 compared to 2007, primarily due to the absence of operating costs for the Ocean Voyager, Ocean New Era and Ocean Concord ($47.9 million) which relocated to other markets during 2007 and costs associated with shipyard projects for the Ocean Whittington and Ocean Worker ($16.8 million) that were completed in 2007 prior to relocating these rigs to the South America region. The overall decrease in contract drilling expenses in 2008 was partially offset by the inclusion of normal operating expenses and special survey costs for the Ocean Ambassador ($21.8 million). Also included in operating expenses for 2008 are $3.2 million in maintenance and other costs associated with contract preparation activities for the Ocean Yorktown prior to its mobilization to Brazil in May 2008.
     Mexico. Offshore Mexico, three of our intermediate semisubmersible rigs completed their contracts with PEMEX after the second quarter of 2007 and relocated out of the region. During the fourth quarter of 2007, we relocated two semisubmersible units, the Ocean New Era and Ocean Voyager, from the GOM to Mexico. Average operating revenue per day for our rigs working offshore Mexico increased to $277,900 for 2008 compared to $98,900 per day for 2007 primarily because these two new rigs in the region are currently working for PEMEX at dayrates substantially higher than average rates earned during 2007. Higher dayrates, partially offset by the net reduction in the number of rigs between periods, generated $134.6 million of additional revenues during 2008 compared to 2007.

     Contract drilling expenses for the Mexico region decreased $9.5 million during 2008 compared to 2007 primarily due to the effect on operating costs of the net reduction of one rig in the region, partially offset by higher maintenance costs and revenue-based agency fees.
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East region generated revenues of $395.1 million during 2008 compared to revenues of $239.2 million in 2007. The $155.9 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $171,500 during 2007 to $306,600 during 2008, which generated additional revenues of $171.0 million during 2008.
     Average utilization in this region decreased to 87% during 2008 from 94% during 2007, resulting in a $15.1 million reduction in revenues during 2008. The decrease in utilization was primarily the result of 170 days of scheduled downtime for special surveys and repairs for three of our rigs in this region during 2008.
     Contract drilling expense for the Australia/Asia/Middle East region increased $28.5 million in 2008 compared to 2007, primarily due to inspection and related repair costs associated with special surveys during 2008. In addition, normal operating costs for the Ocean Patriot were higher during 2008 while operating offshore Australia compared to operating offshore New Zealand during 2007. Operating costs in this region also reflected higher labor and personnel-related costs during 2008 compared to the prior year.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $117.6 million in 2008 compared to 2007 primarily due to higher dayrates earned by our four rigs operating in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for our North Sea semisubmersibles increased from $211,500 during 2007 to $321,200 during 2008, contributing $144.7 million in additional revenue in 2008 compared to the prior year. The increase in revenue was partially offset by the impact of 126 days of incremental downtime during 2008 primarily associated with surveys of our U.K. rigs. The decrease in utilization reduced revenues by $27.4 million during 2008 compared to 2007.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $24.2 million in 2008 compared to 2007, primarily due to the inclusion of costs associated with surveys of our rigs operating in the U.K. sector of the North Sea. In addition, during 2008, all of our rigs in this market incurred higher overall costs, primarily for labor and benefits and repairs. Operating costs for 2008 included additional costs for the Ocean Vanguard operating offshore Ireland for a portion of 2008.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $228.1 million during 2008 compared to 2007. During 2008, we had six rigs operating in the region compared to four rigs operating in the region during 2007. Following the first quarter of 2007, we relocated the Ocean Whittington and Ocean Concord to Brazil and the Ocean Worker to Trinidad and Tobago where they generated additional aggregate revenues of $196.2 million in 2008. The Ocean Yorktown began operating in Brazil during the third quarter of 2008 and generated $30.4 million in revenues.
     Operating expenses for our operations in the South American region increased $89.8 million in 2008, compared to 2007, primarily due to the inclusion of normal operating costs for two of the rigs transferred to this region ($48.1 million) and incremental operating costs for the Ocean Worker and Ocean Whittington ($38.6 million) which only operated in the South American region for a portion of 2007. Operating expenses for 2008 also reflected higher labor and other personnel-related expenses, freight and repair and maintenance costs for our other two semisubmersible rigs in this market.

Jack-Ups.

	Year Ended
	December 31,		Favorable/
	2008	2007	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$189,500	$222,276	$(32,776)
Mexico	105,055	62,451	42,604
Australia/Asia/Middle East	92,596	88,497	4,099
Europe/Africa/Mediterranean	115,652	72,880	42,772
South America	22,131	—	22,131

Total Contract Drilling Revenue	$524,934	$446,104	$78,830

CONTRACT DRILLING EXPENSE
GOM	$99,533	$119,216	$19,683
Mexico	33,303	16,108	(17,195)
Australia/Asia/Middle East	42,184	28,214	(13,970)
Europe/Africa/Mediterranean	35,058	19,486	(15,572)
South America	14,287	—	(14,287)

Total Contract Drilling Expense	$224,365	$183,024	$(41,341)

OPERATING INCOME	$300,569	$263,080	$37,489

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $32.8 million during 2008 compared to 2007, primarily due to the relocation of the Ocean King (Croatia) and the Ocean Columbia (Mexico) after the second quarter of 2007. These two rigs generated $42.1 million in revenues while operating in the GOM during 2007. In addition, average operating revenue per day, excluding the Ocean King and Ocean Columbia, decreased to $80,800 in 2008 from $90,500 during 2007, resulting in an additional $18.3 million decrease in revenue from the prior year.
     Average utilization (excluding the Ocean King and Ocean Columbia) increased from 78% during 2007 to 92% during 2008, resulting in an increase in revenues of $32.5 million. The increase in utilization was primarily due to an improvement in market conditions in the GOM during 2008 compared to 2007 that resulted in fewer ready-stack days for our jack-up fleet between wells during 2008 (22 days) compared to 2007 (306 days). However, revenues decreased $4.8 million as a result of the Ocean Tower being taken out of service due to damages sustained during Hurricane Ike in the third quarter of 2008, partially offsetting the favorable effect of increased utilization in 2008.
     Contract drilling expense in the GOM decreased $19.7 million during 2008 compared to 2007. The overall decrease in operating costs during 2008 was due to the absence of operating costs in the GOM for the Ocean King and Ocean Columbia ($21.8 million). The reduction in overall operating costs was partially offset by costs associated with a regulatory survey for one of our GOM jack-ups, higher labor and benefits costs and higher overhead costs for our remaining rigs in the GOM during 2008 compared to 2007.
     Mexico. Revenue and contract drilling expense from our rigs operating in Mexico increased $42.6 million and $17.2 million, respectively, in 2008 compared to 2007 primarily due to the operation of the Ocean Columbia offshore Mexico, beginning in the first quarter of 2008. The Ocean Columbia generated $42.0 million in revenues and incurred $17.1 million in operating expenses during 2008.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region increased $4.1 million during 2008 compared to 2007. Our newly constructed jack-up rig, the Ocean Shield, began operating offshore Malaysia during the second quarter of 2008 and generated $39.0 million in revenues during 2008. In addition, the Ocean Sovereign, operating offshore Indonesia in 2008, generated additional revenues of $8.4 million due to an increase in the operating dayrate earned by the rig beginning late in the second quarter of 2008. These favorable contributions to revenue in the region were partially offset by a decrease in revenue generated by the Ocean Heritage, which was ready-stacked in a shipyard in Qatar from March 2008 through late June 2008 until it was subsequently relocated out of the region to Egypt.

     Contract drilling expense in the Australia/Asia/Middle East region increased by $14.0 million in 2008 compared to 2007 primarily due to the inclusion of normal operating costs for the Ocean Shield and higher labor, benefits, repair and other operating costs for the Ocean Sovereign. These cost increases were partially offset by the absence of operating costs for the Ocean Heritage due to its relocation to Egypt.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region increased $42.8 million in 2008 compared to 2007. The Ocean King, operating under a two-year bareboat charter offshore Croatia that began in the third quarter of 2007, generated revenues of $37.8 million during 2008. In addition, the Ocean Heritage, which relocated to Egypt during the third quarter of 2008, generated $17.0 million of revenues in the region.
     Revenues were negatively impacted by the Ocean Spur, which operated offshore Egypt all of 2008 and in both Tunisia and Egypt in 2007. The Ocean Spur generated $12.0 million less in revenues during 2008 compared to 2007, primarily due to the recognition of other operating revenues associated with its contract offshore Tunisia during 2007.
     Contract drilling expense in the Europe/Africa/Mediterranean region increased by $15.6 million in 2008 compared to 2007 primarily due to the inclusion of normal operating costs for the Ocean Heritage beginning in the third quarter of 2008 and, to a lesser extent, operating expenses associated with the Ocean King‘s bareboat charter for the entire 2008 period.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina during the third quarter of 2008 and generated $22.1 million in revenues and incurred $14.3 million in contract drilling expenses.
Other Contract Drilling.
     Other contract drilling expenses decreased $7.8 million during 2008 compared to 2007 primarily due to insurance proceeds received in 2008 related to claims filed in connection with the 2005 Hurricane Katrina. These costs had previously been expensed due to uncertainty of recovery from insurance.
Depreciation.
     Depreciation expense increased $51.6 million to $286.9 million in 2008 compared to $235.3 million in 2007 primarily due to depreciation associated with capital additions in 2007 and 2008, including a partial year’s depreciation of our two newly constructed jack-ups, the Ocean Shield and Ocean Scepter.
General and Administrative Expense.
     We incurred general and administrative expense of $60.1 million in 2008 compared to $53.5 million in 2007. The $6.7 million increase in overhead costs between the periods was primarily due to an increase in payroll costs resulting from higher compensation and staffing increases, travel and related costs and engineering and tax consulting fees. These cost increases were partially offset by lower legal fees resulting from an insurance reimbursement related to certain litigation in 2008.
Bad Debt Expense.
     We recorded a provision for bad debt expense of $31.9 million related to one of our North Sea semisubmersible rigs contracted to a U.K. customer that has entered into administration under U.K. law.
Casualty Loss.
     During September 2008, one of our jack-up rigs, the Ocean Tower, sustained significant damage during Hurricane Ike. As a result of this damage, we wrote off the net book value of the Ocean Tower‘s derrick, drill floor and related equipment lost in the storm of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for recovery of equipment from the ocean floor.

Gain on Disposition of Assets.
     We recognized a net gain of $2.8 million on the sale and disposition of assets in 2008 compared to a net gain of $8.6 million in 2007 primarily for the recognition of gains on insurance settlements and from sales of used equipment.
Interest Income.
     Our interest income decreased $21.8 million to $11.7 million in 2008 from $33.6 million in 2007. The decrease was primarily due to lower interest rates earned on our invested cash balances in 2008 compared to 2007.
Interest Expense.
     We recorded interest expense of $10.1 million in 2008 compared to $19.2 million in 2007. Interest expense in 2007 included $9.2 million in debt issuance costs that we wrote off in connection with conversions during the period of our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, and our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, into shares of our common stock. We wrote off $84,000 in debt issuance costs during 2008 related to conversions during the year.
Foreign Currency Transaction Gain (Loss).
     Foreign currency transaction gains (losses) include gains and losses from the settlement of foreign currency forward exchange contracts and fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies. During 2008, we recognized net foreign currency exchange losses of $65.6 million, including $54.0 million in net losses on foreign currency forward exchange contracts ($37.2 million in net unrealized losses resulting from mark-to-market accounting on our open positions at December 31, 2008 and $16.8 million in net realized losses on settlement of forward contracts). During 2007, we recognized net foreign currency exchange gains of $2.9 million.
Income Tax Expense.
     Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. We recognized $536.6 million of tax expense on pre-tax income of $1.8 billion for the year ended December 31, 2008 compared to tax expense of $400.0 million on a pre-tax income of $1.2 billion in 2007.
     Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. Since forming this subsidiary in 2002, it has been our intention to indefinitely reinvest the earnings of the subsidiary to finance foreign activities. Consequently, no U.S. federal income taxes were provided on these earnings in years subsequent to 2002 except to the extent that such earnings were immediately subject to U.S. federal income taxes. In December 2007, DOIL made a non-recurring distribution of $850.0 million to its U.S. parent, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. We recognized $58.6 million of U.S. federal income tax expense in 2007 as a result of the distribution. Notwithstanding the non-recurring distribution made in December 2007, it remains our intention to indefinitely reinvest future earnings of DOIL to finance foreign activities except for the earnings of Diamond East Asia Limited, a wholly-owned subsidiary of DOIL formed in December 2008. It is our intention to repatriate the earnings of Diamond East Asia Limited and, accordingly, U.S. income taxes are provided on its earnings.
     We adopted the provisions of FIN 48 on January 1, 2007. During the years ended December 31, 2008 and 2007, we recognized $0.8 million and $1.7 million of interest expense related to uncertain tax positions, respectively. Penalty related tax expense for uncertain tax positions during the years ended December 31, 2008 and 2007 was $1.1 million and $0.8 million, respectively.

Years Ended December 31, 2007 and 2006
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Year Ended
	December 31,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$1,030,892	$766,873	$264,019
Intermediate Semisubmersibles	1,028,667	785,047	243,620
Jack-ups	446,104	435,194	10,910

Total Contract Drilling Revenue	$2,505,663	$1,987,114	$518,549

Revenues Related to Reimbursable Expenses	$62,060	$65,458	$(3,398)

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$318,555	$234,030	$(84,525)
Intermediate Semisubmersibles	482,464	388,239	(94,225)
Jack-ups	183,024	157,846	(25,178)
Other	19,746	25,265	5,519

Total Contract Drilling Expense	$1,003,789	$805,380	$(198,409)

Reimbursable Expenses	$60,261	$64,142	$3,881

OPERATING INCOME
High-Specification Floaters	$712,337	$532,843	$179,494
Intermediate Semisubmersibles	546,203	396,808	149,395
Jack-ups	263,080	277,348	(14,268)
Other	(19,746)	(25,265)	5,519
Reimbursable expenses, net	1,799	1,316	483
Depreciation	(235,251)	(200,503)	(34,748)
General and administrative expense	(53,483)	(41,551)	(11,932)
Gain (loss) on disposition of assets	8,583	(1,064)	9,647
Casualty gain	—	500	(500)

Total Operating Income	$1,223,522	$940,432	$283,090

Other income (expense):
Interest income	33,566	37,880	(4,314)
Interest expense	(19,191)	(24,096)	4,905
Foreign currency transaction gain	2,906	10,343	(7,437)
Other, net	5,734	1,773	3,961

Income before income tax expense	1,246,537	966,332	280,205
Income tax expense	(399,996)	(259,485)	(140,511)

NET INCOME	$846,541	$706,847	$139,694

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
     Total contract drilling expenses increased $198.4 million, or 25%, in 2007, compared to 2006, to $1.0 billion. Overall cost increases for maintenance and repairs between 2007 and 2006 reflect the impact of high, sustained utilization of our drilling units across our fleet, additional survey and related maintenance costs, contract preparation and mobilization costs, as well as the inclusion of normal operating costs for the newly upgraded Ocean Endeavor. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses. Our results were also impacted by higher expenses related to our mooring enhancement and other hurricane preparedness activities in 2006 and compensation increases during 2006 and 2007.
     Depreciation and general and administrative expenses increased $46.7 million in the aggregate, or 19%, in 2007 compared to 2006, reducing our net income by $288.7 million in 2007.
     Net income for 2007 includes $58.6 million of non-recurring U.S. federal income tax expense related to the distribution of previously untaxed earnings from one of our foreign subsidiaries.
High-Specification Floaters.

	Year Ended
	December 31,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$833,751	$574,594	$259,157
Australia/Asia/Middle East	73,004	65,682	7,322
South America	124,137	126,597	(2,460)

Total Contract Drilling Revenue	$1,030,892	$766,873	$264,019

CONTRACT DRILLING EXPENSE
GOM	$206,393	$142,163	$(64,230)
Australia/Asia/Middle East	26,407	23,895	(2,512)
South America	85,755	67,972	(17,783)

Total Contract Drilling Expense	$318,555	$234,030	$(84,525)

OPERATING INCOME	$712,337	$532,843	$179,494

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
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Endeavor, decreased from 94% in 2006 to 87% in 2007 and resulted in a $38.4 million decline in revenues comparing the years. The decline in utilization during the 2007 period was primarily the result of scheduled downtime for special surveys for the Ocean Star (47 days) and Ocean Quest (66 days) and for a special survey and repairs to the Ocean Baroness (149 days). Combined utilization for these three rigs was 95% during 2006.
     During 2006, we recognized $4.3 million in mobilization revenue for the Ocean Baroness associated with its 2005 relocation to the GOM.
     Operating costs during 2007 for our high-specification floaters in the GOM increased $64.2 million compared to 2006 to $206.4 million (including $16.8 million in normal operating expenses for the Ocean Endeavor). The increase in operating costs in 2007 compared to 2006 reflects higher labor, benefits and other personnel-related costs resulting from compensation increases, higher maintenance and project costs and incremental costs associated with regulatory surveys for the Ocean Baroness, Ocean Star and Ocean Quest, including mobilization, inspection and related repair costs.
     Australia/Asia/Middle East. Revenues generated by the Ocean Rover, our high-specification rig operating offshore Malaysia, increased $7.3 million during 2007, as compared to 2006, primarily due to a higher operating dayrate earned by the rig in the first quarter and last two months of 2007.
     Operating expenses for the Ocean Rover in 2007 increased $2.5 million compared to 2006 to $26.4 million, primarily due to higher labor, benefits and maintenance and project costs, partially offset by lower insurance and other costs.
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
     Contract drilling expense for our operations in Brazil increased $17.8 million during 2007 compared to 2006. The increase in costs was primarily due to survey costs for the Ocean Alliance, higher labor and benefits costs as a result of compensation increases, as well as higher catering, freight and maintenance and project costs during 2007 compared to 2006.

Intermediate Semisubmersibles.

	Year Ended
	December 31,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$170,449	$224,344	$(53,895)
Mexico	86,135	80,487	5,648
Australia/Asia/Middle East	239,200	196,180	43,020
Europe/Africa/Mediterranean	400,785	207,295	193,490
South America	132,098	76,741	55,357

Total Contract Drilling Revenue	$1,028,667	$785,047	$243,620

CONTRACT DRILLING EXPENSE
GOM	$79,288	$80,017	$729
Mexico	63,711	60,467	(3,244)
Australia/Asia/Middle East	112,641	85,590	(27,051)
Europe/Africa/Mediterranean	143,555	109,455	(34,100)
South America	83,269	52,710	(30,559)

Total Contract Drilling Expense	$482,464	$388,239	$(94,225)

OPERATING INCOME	$546,203	$396,808	$149,395

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
     During 2006 and 2007, three of our rigs completed their contracts with PEMEX and temporarily returned to the GOM. The Ocean Whittington returned to the GOM in July 2006 for a survey, contract preparation work and a service life extension. The Ocean Yorktown and Ocean Worker returned to the GOM in July 2007 and August 2007, respectively, for surveys and contract preparation work, as well as a service life extension project for the Ocean Yorktown. All three rigs were located in shipyards in the GOM for extended periods during 2007, and we incurred additional costs in the GOM associated with these activities. During the third and fourth quarters of 2007, the Ocean Whittington and the Ocean Worker departed the GOM for Brazil and Trinidad and Tobago, respectively.
     Contract drilling expenses decreased by $0.7 million in 2007 compared to 2006. Increased costs in the GOM during 2007 associated with surveys and contract preparation activities, as well as higher labor and related costs,were offset by lower normal operating costs in the GOM as a result of the numerous rigs that were relocated from the region at the end of 2006 and during 2007.
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
     Australia/Asia/Middle East. Our intermediate semisubmersibles working in the Australia/Asia/Middle East regions generated revenues of $239.2 million in 2007 compared to revenues of $196.2 million in 2006. The $43.0 million increase in operating revenue was primarily due to an increase in average operating revenue per day from $135,600 in 2006 to $169,900 in 2007, which generated additional revenues of $45.4 million during 2007. The increase in average operating revenue per day was primarily attributable to an increase in the contractual dayrates earned by the Ocean Patriot that occurred in the third quarter of 2007, and the Ocean Epoch and Ocean General that occurred during the second and third quarters of 2006, respectively.
     Average utilization in this region decreased to 94% during 2007 from 97% utilization during 2006, primarily due to 46 days of incremental unpaid downtime in 2007, as compared to 2006, for repairs as well as a survey of the Ocean General and an environmental survey of the Ocean Patriot and related removal of an invasive species of green-lipped mussels that had attached itself to the rig while working offshore New Zealand. The decline in utilization during 2007 reduced revenues by $4.4 million. Additionally, during 2007 we recognized $4.6 million in mobilization revenue in connection with the relocations of the Ocean Epoch and the Ocean General to other areas within the Australia/Asia region. During 2006, we recognized $2.3 million in mobilization revenue for the relocation of the Ocean Patriot to New Zealand.
     Contract drilling expense for the Australia/Asia/Middle East region increased $27.1 million in 2007 compared to 2006. The increase in operating costs was primarily due to higher labor and personnel-related costs, including higher local labor costs for the Ocean Epoch, which relocated to Australia in the fourth quarter of 2006 from Malaysia. Other cost increases for our rigs operating in this region during 2007, as compared to 2006, included higher repair and maintenance costs, higher freight costs and additional costs associated with the environmental survey of the Ocean Patriot. These increased costs were partially offset by lower agency fee costs incurred by the Ocean Epoch in 2007 compared to 2006 when the rig was operating offshore Malaysia.
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
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets increased $34.1 million in 2007 compared to 2006, primarily due to the inclusion of normal operating costs for the Ocean Lexington ($21.8 million). Increased operating expenses in 2007 are also reflective of higher labor and benefits costs incurred in 2007 for our rigs operating in the North Sea, including the effect of compensation increases and implementation of a retention plan, and higher shorebase support costs. However, overall operating expense increases in this region during 2007 were partially offset by lower mobilization and inspection costs associated with surveys, as costs incurred for the Ocean Vanguard‘s intermediate survey in December 2007 were well below aggregate expenses related to surveys for the Ocean Guardian and Ocean Princess in 2006.

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
Jack-Ups.

	Year Ended
	December 31,		Favorable/
	2007	2006	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$222,276	$315,279	$(93,003)
Mexico	62,451	15,966	46,485
Australia/Asia/Middle East	88,497	61,141	27,356
Europe/Africa/Mediterranean	72,880	42,808	30,072

Total Contract Drilling Revenue	$446,104	$435,194	$10,910

CONTRACT DRILLING EXPENSE
GOM	$119,216	$111,473	$(7,743)
Mexico	16,108	4,373	(11,735)
Australia/Asia/Middle East	28,214	27,374	(840)
Europe/Africa/Mediterranean	19,486	14,626	(4,860)

Total Contract Drilling Expense	$183,024	$157,846	$(25,178)

OPERATING INCOME	$263,080	$277,348	$(14,268)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $93.0 million during 2007 compared to 2006. The decline in revenues was primarily due to the relocation of three of our jack-up rigs from the GOM to other markets: the Ocean King to Croatia in the third quarter of 2007; the Ocean Nugget to Mexico in the fourth quarter of 2006; and the Ocean Spur to Tunisia in the first quarter of 2006. These rigs generated $56.0 million in revenues while operating in the GOM in 2006 compared to only $13.3 million earned by the Ocean King in the GOM during 2007. In addition, the Ocean Columbia, which was in a shipyard for a majority of the fourth quarter of 2007 for preparation work in connection with an 18-month contract offshore Mexico, generated revenues of $28.8 million in the GOM during 2007 compared to $37.5 million in 2006.
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
Reimbursable expenses, net.
     Revenues related to reimbursable items, offset by the related expenditures for these items, were $1.8 million and $1.3 million for 2007 and 2006, respectively. Reimbursable expenses include items that we purchase, and/or services we perform, at the request of our customers. We charge our customers for purchases and/or services performed on their behalf at cost, plus a mark-up where applicable. Therefore, net reimbursables fluctuate based on customer requirements, which vary.
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

Interest Expense.
     We recorded interest expense during 2007 of $19.2 million, representing a $4.9 million decrease in interest cost compared to 2006. This decrease was primarily attributable to a greater amount of interest capitalized during 2007 related to our qualifying rig upgrades and construction projects and lower interest cost associated with our 1.5% Debentures. This decrease was partially offset by $9.2 million in debt issuance costs that we wrote off during 2007 in connection with conversions of our 1.5% Debentures and our Zero Coupon Debentures into shares of our common stock. See “— Liquidity and Capital Requirements — 1.5% Debentures” and “ — Liquidity and Capital Requirements — Zero Coupon Debentures.”
Foreign Currency Transaction Gain.
     Foreign currency transaction gains (losses) include gains and losses from the settlement of foreign currency forward exchange contracts and fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies. During 2007 and 2006, we recognized net foreign currency exchange gains of $8.1 million and $7.3 million, respectively, on settlement of foreign currency forward exchange contracts.
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
     Certain of our international rigs were owned and operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands subsidiary which we wholly own. Since forming this subsidiary in 2002, it has been our intention to indefinitely reinvest the earnings of this subsidiary to finance foreign activities. Consequently, no U.S. federal income taxes were provided on these earnings in years subsequent to 2002 except to the extent that such earnings were immediately subject to U.S. federal income tax. In December 2007, this subsidiary made a non-recurring distribution of $850.0 million to its U.S. parent, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. We recognized $58.6 million of U.S. federal income tax expense as a result of the distribution.
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

   Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “- $285 Million Revolving Credit Facility.”
     At December 31, 2008, we had $336.1 million in “Cash and cash equivalents” and $400.6 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. Our cash flows from operations are impacted by the ability of our customers to weather the current global financial and credit crisis. In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Tightening of the credit markets may preclude us from doing business with potential customers and could have an impact on our existing customers, causing them to fail to meet their obligations to us.
     These external factors which affect our cash flows from operations are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “- Overview — Industry Conditions,” “ — Forward-Looking Statements” and “Risk Factors” in Item 1A of this report.
     $285 Million Revolving Credit Facility. We maintain a $285 million syndicated, senior unsecured revolving credit facility, or Credit Facility, for general corporate purposes, including loans and performance or standby letters of credit, that will mature on November 2, 2011.
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
     Based on our current credit ratings at December 31, 2008, the applicable margin on LIBOR loans would have been 0.24%. As of December 31, 2008, there were no loans outstanding under the Credit Facility; however $58.1 million in letters of credit were issued and outstanding under the Credit Facility.
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
     In addition, we may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control. Additionally, we may also make use of our Credit Facility to finance capital expenditures or for other general corporate purposes.

     Contractual Cash Obligations. The following table sets forth our contractual cash obligations at December 31, 2008.

	Payments Due By Period
		Less than 1			After 5
	Total	year	1 – 3 years	4 – 5 years	years
Contractual Obligations	(In thousands)
Long-term debt (principal and interest)	$655,012	$25,063	$54,294	$50,125	$525,530
Purchase obligations related to rig upgrade/modifications	22,878	22,878	—	—	—
Operating leases	2,400	1,146	1,152	102	—

Total obligations	$680,290	$49,087	$55,446	$50,227	$525,530

     The above table excludes foreign currency forward exchange contracts in the aggregate notional amount of $214.6 million outstanding at December 31, 2008. See further information regarding these contracts in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 8 of this report.
     As of December 31, 2008, the total unrecognized tax benefit related to uncertain tax positions was $23.7 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     As of December 31, 2008, we had purchase obligations aggregating approximately $23 million related to the major upgrade of the Ocean Monarch. We expect to complete funding of this project in 2009.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2008, except for those related to our direct rig operations, which arise during the normal course of business.
     Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of December 31, 2008 in the amount of $149.1 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $58.1 million in letters of credit issued under our Credit Facility. Six of these bonds totaling $88.5 million were purchased from a related party after obtaining competitive quotes. Agreements relating to approximately $80.3 million of performance bonds can require collateral at any time. As of December 31, 2008 we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds. See Note 14 “Related-Party Transactions” to our Consolidated Financial Statements included in Item 8 of this report. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

	For the years ending December 31,
	Total	2009	2010
	(In thousands)
Other Commercial Commitments
Customs bonds	$42,062	$42,062	$—
Performance bonds	94,434	25,750	68,684
Other	12,630	12,630	—

Total obligations	$149,126	$80,442	$68,684

4.875% Senior Notes.
     On June 14, 2005, we issued $250.0 million aggregate principal amount of 4.875% Senior Notes Due July 1, 2015, or 4.875% Senior Notes, at an offering price of 99.785% of the principal amount, which resulted in net proceeds to us of $247.6 million. These notes bear interest at 4.875% per year, payable semiannually in arrears on January 1 and July 1 of each year and mature on July 1, 2015. The 4.875% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc. We have the right to redeem all or a portion of the 4.875% Senior Notes for cash at any time or from time to time on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
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
1.5% Debentures.
     On April 11, 2001, we issued $460.0 million principal amount of 1.5% Debentures, which were due April 15, 2031. The 1.5% Debentures were convertible into shares of our common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, or $49.02 per share, subject to adjustment in certain circumstances. During the period from January 1, 2008 to April 14, 2008 and the year ended December 31, 2007, the holders of $3.5 million and $456.4 million, respectively, in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 71,144 shares and 9,309,616 shares of our common stock in 2008 and 2007, respectively, pursuant to these conversions.
     In addition, we had the option to redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest. On April 15, 2008, we completed the redemption of all of our outstanding 1.5% Debentures, and, as a result, redeemed for cash the remaining $73,000 aggregate principal amount outstanding of our 1.5% Debentures See “1.5% Debentures” in Note 10 “Long-Term Debt” to our Consolidated Financial Statements in Item 8 of this report.
Zero Coupon Debentures.
     We issued our Zero Coupon Debentures on June 6, 2000 at a price of $499.60 per $1,000 principal amount at maturity, which represents a yield to maturity of 3.50% per year. The Zero Coupon Debentures mature on June 6, 2020, and, as of December 31, 2008, the aggregate accreted value of our outstanding Zero Coupon Debentures was $4.0 million. We will not pay interest prior to maturity unless we elect to convert the Zero Coupon Debentures to interest-bearing debentures upon the occurrence of certain tax events. The Zero Coupon Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into our common stock at a fixed conversion rate of 8.6075 shares of common stock per $1,000 principal amount at maturity of Zero Coupon Debentures, subject to adjustments in certain events. See “Zero Coupon Debentures” in Note 10 “Long-Term Debt” to our Consolidated Financial Statements in Item 8 of this report. The Zero Coupon Debentures are senior unsecured obligations of Diamond Offshore Drilling, Inc.
     During 2008 and 2007, holders of $33,000 and $1.5 million, respectively, in accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 430 and 20,658 shares of our common stock upon conversion of these debentures during 2008 and 2007, respectively. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during 2008 and 2007 was $50,000 and $2.4 million, respectively.
Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     During 2008, construction of our two high-performance, premium jack-up rigs, the Ocean Shield and Ocean Scepter, was completed at an aggregate construction cost of approximately $324 million. Both rigs began operating under contract during 2008. The upgrade of the Ocean Monarch was completed late in the fourth quarter of 2008 for an aggregate expected cost of approximately $310 million. The Ocean Monarch arrived in the GOM in late January 2009, and we are making final preparations for a four-year term contract, which we expect to commence late in the first quarter of 2009. During 2008, we spent $181.9 million on construction and upgrade projects.
     During 2008, we spent approximately $485.0 million on our continuing rig capital maintenance program (other than rig upgrades and new construction) and to meet other corporate capital expenditure requirements, including $125.1 million towards modification of certain of our rigs to meet contractual requirements. We have budgeted approximately $400 million on capital expenditures for 2009 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. In addition, we expect to spend an additional $70.0 million in 2009 in connection with a repowering project and water depth upgrade for the Ocean Bounty. We expect to finance our 2009 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At December 31, 2008 and 2007, we had no off-balance sheet debt or other arrangements.

Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the year ended December 31, 2008 compared to 2007.
Net Cash Provided by Operating Activities.

	Year Ended December 31,
	2008	2007	Change
	(In thousands)
Net income	$1,311,020	$846,541	$464,479
Net changes in operating assets and liabilities	(87,321)	129,383	(216,704)
(Gain) loss on sale and disposition of assets, including casualty loss on Ocean Tower	3,450	(8,583)	12,033
(Gain) loss on sale of marketable securities	(1,282)	(1,796)	514
(Gain) loss on foreign currency forward exchange contracts	54,010	(5,423)	59,433
Deferred tax provision	61,498	1,770	59,728
Depreciation and other non-cash items, net	278,313	246,424	31,889

	$1,619,688	$1,208,316	$411,372

     Our cash flows from operations in 2008 increased $411.4 million or 34% compared to 2007. The increase in cash flows from operations in 2008 is primarily the result of higher average dayrates earned by our rigs as a result of high worldwide demand for offshore contract drilling services through 2008 compared to 2007. The favorable contribution to cash flows was partially offset by lower utilization of our offshore drilling units due to planned downtime for modifications to our rigs to meet customer requirements and regulatory surveys, as well as the ready-stacking of rigs within our GOM jack-up fleet between wells. However, the increase in cash flows from operations during 2008 was partially offset by an increase in cash required to satisfy our working capital requirements. Trade and other receivables used cash of $42.5 million during 2008 primarily due to a $31.9 million provision for bad debts recorded as a result of one of our customers in the U.K. entering into administration (a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy) and our expectation that the receivable would not be collectible. During 2008, we received insurance proceeds of $9.4 million related to the settlement of certain hurricane-related insurance claims resulting from damages sustained in 2005. During 2007, we received insurance proceeds of $51.2 million related to the settlement of certain claims also arising from the 2005 hurricanes (total insurance proceeds of $56.1 million were received of which $4.9 million is included as a reduction in net cash used in investing activities). During 2008, we made U.S. federal income tax payments of $393.2 million compared to $299.6 million in 2007 for estimated U.S. federal and state income tax payments. We paid foreign income taxes, net of refunds, of $120.7 million and $31.7 million during 2008 and 2007, respectively.
Net Cash Used in Investing Activities.

	Year Ended December 31,
	2008	2007	Change
	(In thousands)
Purchase of marketable securities	$(1,888,792)	$(2,850,135)	$961,343
Proceeds from sale of marketable securities	1,493,803	3,163,475	(1,669,672)
Capital expenditures	(666,857)	(647,101)	(19,756)
Proceeds from disposition of assets	5,881	10,861	(4,980)
Proceeds from settlement of forward contracts	(16,800)	8,109	(24,909)

	$(1,072,765)	$(314,791)	$(757,974)

     Our investing activities used $1.1 billion in 2008 compared to $314.8 million in 2007. During 2008, we purchased marketable securities, net of sales, of $395.0 million compared to net sales of $313.3 million during 2007. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During 2008, we spent approximately $181.9 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter and Ocean Shield. During 2007, we spent approximately $258.7 million related to major upgrades and construction projects, including $38.8 million towards the major upgrade of the Ocean Endeavor. Expenditures for our ongoing capital maintenance programs, including rig modifications to meet contractual requirements, were $485.0 million in 2008 compared to $388.4 million in 2007. The increase in expenditures related to our ongoing capital maintenance program in 2008 compared to 2007 is related to an increase in discretionary funds available for capital spending in 2008, as well as a response to customer requirements. See “— Liquidity and Capital Requirements — Capital Expenditures.”
     Primarily during the latter part of 2008, the strengthening U.S. dollar (or, conversely, the weakening foreign currency) negatively impacted our expiring foreign currency forward exchange contracts entered into as economic hedges of our foreign currency requirements and resulted in an aggregate realized loss of $16.8 million for 2008. During 2007, we recognized $8.1 million in realized gains on the settlement of foreign currency forward exchange contracts. As of December 31, 2008, we had foreign currency exchange contracts outstanding, in the aggregate notional amount of $214.6 million, consisting of $50.1 million in Australian dollars, $69.4 million in Brazilian reais, $62.1 million in British pounds sterling, $16.9 million in Mexican pesos and $16.1 million in Norwegian kroner. These contracts settle at various times through June 2009.
Net Cash Used in Financing Activities.

	Year Ended December 31,
	2008	2007	Change
	(In thousands)
Payment of dividends	$(852,153)	$(796,292)	$(55,861)
Proceeds from stock options exercised	2,002	10,836	(8,834)
Other	1,319	5,194	(3,875)

	$(848,832)	$(780,262)	$(68,570)

     During 2008, we paid cash dividends totaling $852.2 million, consisting of aggregate regular cash dividends of $69.5 million, or $0.125 per share of our common stock per quarter, and aggregate special cash dividends of $782.7 million ($1.25 per share of our common stock for each of the first three quarters of 2008 and $1.875 per share of our common stock during the final quarter of 2008). During 2007, we paid cash dividends totaling $796.3 million, consisting of regular cash dividends aggregating $69.3 million, or $0.125 per share of our common stock per quarter, and special cash dividends of $4.00 and $1.25 per share of our common stock, for the first and fourth quarters, respectively, totaling $553.4 million and $173.6 million, respectively.
     On February 4, 2009, we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $1.875, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on March 2, 2009 to stockholders of record on February 13, 2009.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the years ended December 31, 2008 and 2007.
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
     We record currency transaction gains and losses, including gains and losses on settlement of our foreign currency forward exchange contracts, as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Accounting Principles Board, or APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash upon conversion (including partial cash settlement). The FSP requires bifurcation of the instrument into a debt component that is initially valued at fair value and an equity component. The debt component is accreted to par value using the effective yield method, and accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years on a retrospective basis for all periods presented. We will adopt FSP APB 14-1 effective January 1, 2009. We do not expect the adoption of this staff position to have a material effect on our results of operations or financial position in the current year or prospectively.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “— Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Liquidity and Capital Requirements” and “— Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements - Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “— Overview — Industry Conditions,” “Business - Operations Outside the United States” and “— Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico (see “— Overview — Industry Conditions” and “Risk Factors”);

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows (see “ — Overview — Contract Drilling Backlog”);

•	future regular or special dividends (see “ — Historical Cash Flows” and “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy”);

•	financing plans (see “— Sources of Liquidity and Capital Resources” and “— Liquidity and Capital Requirements”);

•	tax planning (See “— Overview — Critical Accounting Estimates — Income Taxes,” “— Years Ended December 31, 2008 and 2007 — Income Tax Expense” and “— Years Ended December 31, 2007 and 2006 — Income Tax Expense”);

•	budgets for capital and other expenditures (see “— Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “— Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig conversion and upgrade projects (see “— Overview — Industry Conditions” and “— Liquidity and Capital Requirements”);

•	plans and objectives of management;

•	performance of contracts (see “— Overview — Industry Conditions” and “Risk Factors”);

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “Risk Factors”).
     These types of statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	general economic and business conditions, including the extent and duration of the current credit crisis and recession;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of OPEC to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including in oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the risk that an LOI may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information included in this Item 7A is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Item 7 of this report.
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at December 31, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on December 31, 2008 and December 31, 2007, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of December 31, 2008 and 2007, there were no loans outstanding under the Credit Facility (however, as of December 31, 2008, $58.1 million in letters of credit were issued and outstanding under the Credit Facility).

     Our long-term debt, as of December 31, 2008 and December 31, 2007, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $20.9 million and $35.8 million as of December 31, 2008 and 2007, respectively. A 100-basis point decrease would result in an increase in market value of $21.6 million and $11.6 million as of December 31, 2008 and 2007, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange contracts in the normal course of business. These contracts may require us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain of our outstanding contracts is the average spot rate for the contract period. As of December 31, 2008, we had foreign currency exchange contracts outstanding, in the aggregate notional amount of $214.6 million, consisting of $50.1 million in Australian dollars, $69.4 million in Brazilian reais, $62.1 million in British pounds sterling, $16.9 million in Mexican pesos and $16.1 million in Norwegian kroner. These contracts settle at various times through June 2009. At December 31, 2008, we have presented the fair value of our outstanding foreign currency forward exchange contracts as a current liability of $(37.3) million in “Accrued liabilities” in our Consolidated Balance Sheets included in Item 8 of this report in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities”. We have presented the fair value of our outstanding foreign currency forward exchange contracts at December 31, 2007 as a current asset of $2,000 in “Prepaid expenses and other current assets” and a current liability of $(93,000) in “Accrued liabilities” in our Consolidated Balance Sheets included in Item 8 of this report.
     The sensitivity analysis assumes an instantaneous 20% change in foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2008 and 2007.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	December 31,				December 31,
	2008		2007		2008		2007
			(In thousands)
Interest rate:
Marketable securities	$400,592	(a)	$1,301	(a)	$(2,000	) (c)	$(100	) (c)
Long-term debt	470,040	(b)	(500,303	) (b)	—		—

Foreign Exchange:
Forward exchange contracts – receivable positions	—	(d)	2	(d)	—	(e)	(100	) (e)
Forward exchange contracts – liability positions	(37,300	) (d)	(93	) (d)	(32,600	) (e)	(3,400	) (e)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on December 31, 2008 and 2007.

(b)	The fair values of our 4.875% Senior Notes and 5.15% Senior Notes are based on the quoted closing market prices on December 31, 2008 and December 31, 2007. The fair value of our Zero Coupon Debentures is based on the closing market price of our common stock on December 31, 2008 and quoted closing market prices on December 31, 2007. There were no 1.5% Debentures outstanding at December 31, 2008.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at December 31, 2008 and 2007.

(d)	The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on December 31, 2008 and 2007.

(e)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at December 31, 2008 and 2007, with all other variables held constant.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Offshore Drilling, Inc. and Subsidiaries
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Houston, Texas
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Offshore Drilling, Inc. and Subsidiaries
Houston, Texas
     We have audited the internal control over financial reporting of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of this Form 10-K under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Houston, Texas
February 24, 2009

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$336,052	$637,961
Marketable securities	400,592	1,301
Accounts receivable	574,842	522,808
Prepaid expenses and other current assets	123,046	103,120
Assets held for sale	32,201	—

Total current assets	1,466,733	1,265,190
Drilling and other property and equipment, net of accumulated depreciation	3,398,704	3,040,063
Other assets	73,325	36,212

Total assets	$4,938,762	$4,341,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,563
Accounts payable	93,982	132,243
Accrued liabilities	329,526	235,521
Taxes payable	85,579	81,684

Total current liabilities	509,087	453,011
Long-term debt	503,280	503,071
Deferred tax liability	459,205	397,629
Other liabilities	118,553	110,687

Total liabilities	1,590,125	1,464,398

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,917,850 shares issued and 139,001,050 shares outstanding at December 31, 2008; 143,787,206 shares issued and 138,870,406 shares outstanding at December 31, 2007)	1,439	1,438
Additional paid-in capital	1,845,343	1,831,492
Retained earnings	1,615,758	1,158,535
Accumulated other comprehensive gains	510	15
Treasury stock, at cost (4,916,800 shares at December 31, 2008 and 2007)	(114,413)	(114,413)

Total stockholders’ equity	3,348,637	2,877,067

Total liabilities and stockholders’ equity	$4,938,762	$4,341,465

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Contract drilling	$3,476,417	$2,505,663	$1,987,114
Revenues related to reimbursable expenses	67,640	62,060	65,458

Total revenues	3,544,057	2,567,723	2,052,572

Operating expenses:
Contract drilling	1,185,007	1,003,789	805,380
Reimbursable expenses	65,895	60,261	64,142
Depreciation	286,850	235,251	200,503
General and administrative	60,142	53,483	41,551
Bad debt expense	31,952	—	—
Casualty (gain) loss	6,281	—	(500)
(Gain) loss on disposition of assets	(2,831)	(8,583)	1,064

Total operating expenses	1,633,296	1,344,201	1,112,140

Operating income	1,910,761	1,223,522	940,432

Other income (expense):
Interest income	11,744	33,566	37,880
Interest expense	(10,096)	(19,191)	(24,096)
Foreign currency transaction gain (loss)	(65,566)	2,906	10,343
Other, net	770	5,734	1,773

Income before income tax expense	1,847,613	1,246,537	966,332

Income tax expense	(536,593)	(399,996)	(259,485)

Net income	$1,311,020	$846,541	$706,847

Earnings per share:
Basic	$9.43	$6.14	$5.47

Diluted	$9.43	$6.12	$5.12

Weighted-average shares outstanding:
Shares of common stock	138,959	137,816	129,129
Dilutive potential shares of common stock	114	1,129	9,652

Total weighted-average shares outstanding assuming dilution	139,073	138,945	138,781

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity

January 1, 2006	133,842,429	$1,338	$1,277,934	$688,459	$9	4,916,800	$(114,413)	$1,853,327

Net income	—	—	—	706,847	—	—	—	706,847
Dividends to stockholders ($2.00 per share)	—	—	—	(258,155)	—	—	—	(258,155)
Conversion of long-term debt	193,551	2	13,734	—	—	—	—	13,736
Stock options exercised	97,796	1	3,295	—	—	—	—	3,296
Stock-based compensation, net	—	—	4,883	—	—	—	—	4,883
Gain on investments, net	—	—	—	—	100	—	—	100

December 31, 2006, before adoption of SFAS 158	134,133,776	1,341	1,299,846	1,137,151	109	4,916,800	(114,413)	2,324,034

Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(4,526)	—	—	(4,526)

December 31, 2006	134,133,776	1,341	1,299,846	1,137,151	(4,417)	4,916,800	(114,413)	2,319,508

Cumulative effect of adopting FIN 48	—	—	—	(28,422)	—	—	—	(28,422)

January 1, 2007	134,133,776	1,341	1,299,846	1,108,729	(4,417)	4,916,800	(114,413)	2,291,086

Net income	—	—	—	846,541	—	—	—	846,541
Dividends to stockholders ($5.75 per share)	—	—	—	(796,735)	—	—	—	(796,735)
Conversion of long-term debt	9,330,274	94	459,654	—	—	—	—	459,748
Reversal of deferred tax liability related to imputed interest on converted debentures	—	—	54,154	—	—	—	—	54,154
Stock options exercised	323,156	3	10,707	—	—	—	—	10,710
Stock-based compensation, net	—	—	7,131	—	—	—	—	7,131
Loss on investments, net	—	—	—	—	(94)	—	—	(94)
Pension plan termination	—	—	—	—	4,526	—	—	4,526

December 31, 2007	143,787,206	1,438	1,831,492	1,158,535	15	4,916,800	(114,413)	2,877,067

Net income	—	—	—	1,311,020	—	—	—	1,311,020
Dividends to stockholders ($6.125 per share)	—	—	—	(851,128)	—	—	—	(851,128)
Anti-dilution adjustment paid to stock plan participants ($5.625 per share)	—	—	—	(2,669)	—	—	—	(2,669)
Conversion of long-term debt	71,574	1	3,532	—	—	—	—	3,533
Reversal of deferred tax liability related to imputed interest on converted debentures	—	—	532	—	—	—	—	532
Stock options exercised	59,070	—	2,002	—	—	—	—	2,002
Stock-based compensation, net	—	—	7,785	—	—	—	—	7,785
Gain on investments, net	—	—	—	—	495	—	—	495

December 31, 2008	143,917,850	$1,439	$1,845,343	$1,615,758	$510	4,916,800	$(114,413)	$3,348,637

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net income	$1,311,020	$846,541	$706,847

Other comprehensive gains (losses), net of tax:
Pension plan termination	—	4,526	—
Unrealized holding gain on investments	507	188	162
Reclassification adjustment for gain included in net income	(12)	(282)	(62)

Total other comprehensive gain	495	4,432	100
Comprehensive income before adoption of SFAS 158, net of tax	1,311,515	850,973	706,947

Adjustment to initially apply SFAS 158, net of tax	—	—	(4,526)

Comprehensive income	$1,311,515	$850,973	$702,421

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$1,311,020	$846,541	$706,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	286,850	235,251	200,503
(Gain) loss on disposition of assets	(2,831)	(8,583)	1,064
Casualty (gain) loss	6,281	—	(500)
(Gain) loss on sale of marketable securities, net	(1,282)	(1,796)	31
(Gain) loss on foreign currency forward exchange contracts	54,010	(5,423)	(9,510)
Deferred tax provision	61,498	1,770	610
Accretion of discounts on marketable securities	(2,258)	(11,830)	(14,090)
Amortization of debt issuance costs	529	9,649	848
Amortization of debt discounts	242	238	392
Stock-based compensation expense	6,293	4,454	3,106
Excess tax benefits from stock-based payment arrangements	(1,392)	(5,194)	(1,313)
Deferred income, net	4,610	35,645	7,924
Deferred expenses, net	(20,556)	(37,429)	6,317
Other items, net	3,995	15,640	20,878
Changes in operating assets and liabilities:
Accounts receivable	(42,451)	43,467	(190,054)
Prepaid expenses and other current assets	1,318	(3,933)	(9,857)
Accounts payable and accrued liabilities	(27,150)	25,896	47,591
Taxes payable	(19,038)	63,953	(10,698)

Net cash provided by operating activities	1,619,688	1,208,316	760,089

Investing activities:
Capital expenditures (including rig acquisitions)	(666,857)	(647,101)	(551,237)
Proceeds from sale/involuntary conversion of assets	5,881	10,861	4,731
Proceeds from sale and maturities of marketable securities	1,493,803	3,163,475	2,187,766
Purchase of marketable securities	(1,888,792)	(2,850,135)	(2,472,431)
(Payments for) proceeds from settlement of forward contracts	(16,800)	8,109	7,289

Net cash used in investing activities	(1,072,765)	(314,791)	(823,882)

Financing activities:
Debt issuance costs and arrangement fees	—	—	(520)
Payment of dividends	(852,153)	(796,292)	(258,155)
Proceeds from stock options exercised	2,002	10,836	3,263
Excess tax benefits from share-based payment arrangements	1,392	5,194	1,313
Redemption of remaining 1.5% debentures	(73)	—	—

Net cash used in financing activities	(848,832)	(780,262)	(254,099)

Net change in cash and cash equivalents	(301,909)	113,263	(317,892)
Cash and cash equivalents, beginning of year	637,961	524,698	842,590

Cash and cash equivalents, end of year	$336,052	$637,961	$524,698

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
     Diamond Offshore Drilling, Inc. is a leading, global offshore oil and gas drilling contractor with a current fleet of 45 offshore rigs consisting of 30 semisubmersibles, 14 jack-ups and one drillship. Unless the context otherwise requires, references in these Notes to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries. We were incorporated in Delaware in 1989.
     As of February 20, 2009, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
Derivative Financial Instruments
     Our derivative financial instruments include foreign currency forward exchange contracts and, at December 31, 2007, a contingent interest provision that was embedded in our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, issued on April 11, 2001. See Notes 5 and 6.
Supplementary Cash Flow Information
     We paid interest totaling $25.1 million, $25.3 million and $32.5 million on long-term debt for the years ended December 31, 2008, 2007 and 2006, respectively.
     We paid $120.7 million, $31.7 million and $10.8 million in foreign income taxes, net of foreign tax refunds, during the years ended December 31, 2008, 2007 and 2006, respectively. We paid $393.2 million, $299.0 million and $262.4 million in U.S. federal income taxes during the years ended December 31, 2008, 2007 and 2006, respectively. We received refunds of $25,000 and $13.7 million in U.S. income taxes during the years ended December 31, 2007 and 2006, respectively. We paid state income taxes of $0.6 million during the year ended December 31, 2007 and received a $0.1 million refund of state income tax during the year ended December 31, 2008.
     Cash payments for capital expenditures for the year ended December 31, 2008 included $43.0 million of capital expenditures that were accrued but unpaid at December 31, 2007. Cash payments for capital expenditures for the year ended December 31, 2007 included $41.4 million of capital expenditures that were accrued but unpaid at December 31, 2006. Capital expenditures that were accrued but not paid as of December 31, 2008, totaled $59.4 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at December 31, 2008.

     We recorded income tax benefits of $1.5 million, $2.7 million and $1.7 million related to the exercise of employee stock options in 2008, 2007 and 2006, respectively.
     During 2008 and 2007, holders of $33,000 and $1.5 million, respectively, in accreted, or carrying, value through the date of conversion of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, elected to convert their outstanding debentures into shares of our common stock. Also during 2008 and 2007, the holders of $3.5 million and $456.4 million, respectively, in principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. See Note 10.
Assets Held For Sale
     At December 31, 2008, we had transferred the $32.2 million net book value of the Ocean Tower to “Assets held for sale” in our Consolidated Balance Sheets. In December 2008, we entered into an agreement to sell the rig, which was damaged during Hurricane Ike (see Note 17), at a price in excess of its $32.2 million carrying value. In connection with the execution of the sales agreement, we received a $3.5 million deposit from the purchaser which we have recorded in “Accrued liabilities” in our Consolidated Balance Sheet at December 31, 2008. We expect to complete the sale in the first quarter of 2009.
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
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. For the three years ended December 31, 2008, 2007 and 2006, we capitalized interest on qualifying expenditures related to the upgrades of the Ocean Endeavor and Ocean Monarch for ultra-deepwater service and the construction of two jack-up rigs, the Ocean Shield and Ocean Scepter, through the date of each project’s completion. The upgrades of the Ocean Endeavor and Ocean Monarch were completed in March 2007 and December 2008, respectively. Construction of the Ocean Shield and Ocean Scepter were completed in May 2008 and August 2008, respectively.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Total interest cost including amortization of debt issuance costs	$26,966	$37,735	$33,892
Capitalized interest	(16,870)	(18,544)	(9,796)

Total interest expense as reported	$10,096	$19,191	$24,096

Asset Retirement Obligations
     Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. At December 31, 2008 and 2007, we had no asset retirement obligations.

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
     2008. As of December 31, 2008, all, except for two, of our drilling rigs were either under contract, in shipyards for surveys or contract modifications or, as in the case of the recently upgraded Ocean Monarch, mobilizing to the U.S. One of these idle units, the Ocean Tower, which was damaged during Hurricane Ike in September 2008 (See Note 17), has been transferred to “Assets held for sale” in our Consolidated Balance Sheets. We have entered into an agreement to sell the rig for a price in excess of its carrying value. (See “ – Assets Held For Sale.”) At December 31, 2008, the second of our idle rigs was ready-stacked while waiting to begin drilling operations in early January 2009. Consequently, we determined that an impairment test of our drilling equipment was not needed as we are currently marketing all of our drilling units and did not have any cold-stacked rigs at December 31, 2008. We do not believe that current circumstances indicate that the carrying amount of our property and equipment may not be recoverable.
     2007. As of December 31, 2007, all of our drilling rigs were either under contract or were in shipyards for surveys, contract modifications or major upgrade, except for two of our jack-up drilling rigs located in the U.S. Gulf of Mexico. At December 31, 2007, one of these idle units was under contract but waiting to begin drilling operations while the other unit was being actively marketed. Based on this knowledge, we determined that an impairment test of our drilling equipment was not needed as we were currently marketing all of our drilling units at the time. We did not have any cold-stacked rigs at December 31, 2007. We did not believe that current circumstances at that time indicated that the carrying amount of our property and equipment might not be recoverable.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
Fair Value of Financial Instruments
     We believe that the carrying amount of our current financial instruments approximates fair value because of the short maturity of these instruments. For non-current financial instruments we use quoted market prices, when available, and discounted cash flows to estimate fair value. See Notes 6 and 13.
Debt Issuance Costs
     Debt issuance costs are included in our Consolidated Balance Sheets in “Other assets” and are amortized over the respective terms of the related debt. Interest expense for 2008 included $84,000 in debt issuance costs that we wrote off in connection with the conversions and final redemption of our 1.5% Debentures during 2008. Interest expense for the years ended December 31, 2007 and 2006 included $9.2 million and $0.2 million, respectively, in debt issuance costs that we wrote off in connection with conversions of our 1.5% Debentures and Zero Coupon Debentures into shares of our common stock. See Note 10.
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
     Our net income tax expense or benefit is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned or operated, directly or indirectly, by Diamond Offshore International Limited, a Cayman Islands subsidiary which we wholly own. Since forming this subsidiary in 2002, it has been our intention to indefinitely reinvest the earnings of the subsidiary to finance foreign activity. In December 2007, this subsidiary made a non-recurring distribution to its U.S. parent. Notwithstanding the non-recurring distribution made in December 2007, it remains our intention to indefinitely reinvest the earnings of this subsidiary to finance foreign activities, except for the earnings of Diamond East Asia Limited, a wholly-owned subsidiary of Diamond Offshore International Limited formed in December 2008. It is our intention to repatriate the earnings of Diamond East Asia Limited and, accordingly, U.S. income taxes are recorded on its earnings.
     We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a long-term tax receivable of $2.6 million and a long-term tax liability of $19.3 million for uncertain tax positions (excluding interest and penalties), the net of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We record interest related to accrued unrecognized tax positions in interest expense and recognize penalties associated with uncertain tax positions in our tax expense. See Note 15.
Treasury Stock
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. We did not repurchase any shares of our outstanding common stock during 2008, 2007 or 2006.
Comprehensive Income (Loss)
     Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the three years ended December 31, 2008, 2007 and 2006 includes net income (loss), unrealized holding gains and losses on marketable securities and an adjustment to initially adopt SFAS No. 158, “Accounting for Defined Benefit Pension or Other Postretirement Plans,” or SFAS 158, in 2006. See Note 11.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses from the settlement of foreign currency forward exchange contracts, are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. During the year ended December 31, 2008, we recognized net foreign currency exchange losses of $65.6 million. For the years ended December 31, 2007 and 2006, we recognized net foreign currency exchange gains of $2.9 million and $10.3 million, respectively. See Note 5.
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
     From time to time, we may receive fees from our customers for capital improvements to our rigs (either lump-sum or dayrate). We defer such fees received in “Accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets and recognize these fees into income on a straight-line basis over the period of the related drilling contract. We capitalize the costs of such capital improvements and depreciate them over the estimated useful life of the asset.
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
     Previously reported amounts for “Reimbursable expenses” in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 have been adjusted to include $7.4 million and $6.7 million, respectively, in reimbursable catering expense to conform to the current year presentation. These amounts were previously reported as “Contract drilling” expense in our Consolidated Statements of Operations. This reclassification had no effect on total operating expenses, operating income or net income for the years ended December 31, 2007 and 2006.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Accounting Principles Board, or APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash upon conversion (including partial cash settlement). The FSP requires bifurcation of the instrument into a debt component that is initially valued at fair value and an equity component. The debt component is accreted to par value using the effective yield method, and accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years on a retrospective basis for all periods presented. We will adopt FSP APB 14-1 effective January 1, 2009. We do not expect the adoption of this staff position to have a material effect on our results of operations or financial position in 2009 or prospectively.
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
     Total compensation cost recognized for Stock Plan transactions for the years ended December 31, 2008, 2007 and 2006 was $6.3 million, $4.5 million and $3.1 million, respectively. Tax benefits recognized for the years ended December 31, 2008, 2007 and 2006 related thereto were $2.1 million, $1.5 million and $1.1 million, respectively.
     For the year ended December 31, 2006 the fair value of options and SARs granted under the Stock Plan was estimated using the Binomial Option pricing model. During the third quarter of 2007, we began using the Black Scholes model to value SARs that were granted during the period. The change in valuation technique was necessitated by our decision to change our stock option administrator. There was no material impact to our consolidated results of operations, financial position and cash flows as a result of the change in valuation techniques.
     The following are the weighted average assumptions used in estimating the fair value of our options and SARS:

	Year Ended December 31,
	2008	2007	2006
Expected life of stock options/SARs (in years)	5	5	6
Expected volatility	31.96%	27.53%	30.72%
Dividend yield	.51%	.48%	.62%
Risk free interest rate	2.66%	4.28%	4.85%
     Expected life of stock options and SARs is based on historical data as is the expected volatility. The dividend yield is based on the current approved regular dividend rate in effect and the current market price at the time of grant. Risk free interest rates are determined using the U.S. Treasury yield curve at time of grant with a term equal to the expected life of the options and SARs.
     A summary of activity under the Stock Plan as of December 31, 2008 and changes during the year then ended is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Awards	Exercise Price	Term	(In Thousands)
Awards outstanding at January 1, 2008	432,777	$85.44
Granted	195,600	$108.18
Exercised	(80,845)	$62.35
Forfeited	—	$—
Expired	(500)	$21.66

Awards outstanding at December 31, 2008	547,032	$97.04	8.5	$637

Awards exercisable at December 31, 2008	124,759	$88.31	7.9	$476

     The weighted-average grant date fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $33.73, $36.80 and $39.24, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $6.3 million, $20.6 million and $5.0 million, respectively. The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $5.3 million, $3.6 million and $2.7 million, respectively. As of December 31, 2008 there was $11.3 million of total unrecognized compensation cost related to nonvested stock options and SARs granted under the Stock Plan which we expect to recognize over a weighted average period of 2.48 years.

3. Earnings Per Share
     A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net income – basic (numerator):	$1,311,020	$846,541	$706,847
Effect of dilutive potential shares
Zero Coupon Debentures	32	51	236
1.5% Debentures	22	3,087	3,293

Net income including conversions – diluted (numerator):	$1,311,074	$849,679	$710,376

Weighted-average shares – basic (denominator):	138,959	137,816	129,129
Effect of dilutive potential shares
Zero Coupon Debentures	51	54	119
1.5% Debentures	19	1,015	9,383
Stock options and SARs	44	60	150

Weighted-average shares including conversions – diluted (denominator):	139,073	138,945	138,781

Earnings per share:
Basic	$9.43	$6.14	$5.47

Diluted	$9.43	$6.12	$5.12

     Our computation of diluted EPS for the year ended December 31, 2008 excludes stock options representing 3,362 shares of common stock and 254,821 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the period.
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
     Our other investments in marketable securities are classified as available for sale and are summarized as follows:

	December 31, 2008
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Due within one year	$398,791	$758	$399,549
Mortgage-backed securities	1,016	27	1,043

Total	$399,807	$785	$400,592

	December 31, 2007
	Amortized	Unrealized	Market
	Cost	Gain	Value
		(In thousands)
Mortgage-backed securities	$1,277	$24	$1,301

     Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Proceeds from maturities	$550,000	$1,325,000	$950,000
Proceeds from sales	943,803	1,838,475	1,237,766
Gross realized gains	1,291	1,856	188
Gross realized losses	(9)	(60)	(219)
5. Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
     Our international operations expose us to foreign exchange risk associated with our costs payable in foreign currencies for employee compensation, foreign income tax payments and purchases from foreign suppliers. We may utilize foreign exchange forward contracts to reduce our forward exchange risk. Our foreign currency forward exchange contracts may obligate us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for certain of our contracts, is the average spot rate for the contract period.
     We enter into foreign currency forward exchange contracts when we believe market conditions are favorable to purchase contracts for future settlement with the expectation that such contracts, when settled, will minimize our exposure to foreign currency gains/losses on foreign currency expenditures in the future. The amount and duration of such contracts is based on our annual forecast of expenditures in the significant currencies in which we do business and for which there is a financial market (i.e., Australian dollars, Brazilian reais, British pounds sterling, Mexican pesos and Norwegian kroner). These forward contracts are derivatives as defined by SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133.
     SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. We did not seek hedge accounting treatment for these contracts under SFAS 133. Accordingly, adjustments to record the carrying value of our derivative financial instruments at fair value are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. Realized gains or losses upon settlement of the derivative contracts are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     As of December 31, 2008, we had foreign currency exchange contracts outstanding, in the aggregate notional amount of $214.6 million, consisting of $50.1 million in Australian dollars, $69.4 million in Brazilian reais, $62.1 million in British pounds sterling, $16.9 million in Mexican pesos and $16.1 million in Norwegian kroner. These contracts settle at various times through June 2009. See Note 6.
     The following table presents the fair values of our derivative financial instruments at December 31, 2008 and 2007 not designated as hedging instruments under SFAS 133:

	December 31,
	2008		2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Asset Derivatives:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$2

Liability Derivatives:
Foreign currency forward exchange contracts	Accrued liabilities	$(37,301)	Accrued liabilities	$(93)
     The following table presents the amounts recognized in our Consolidated Statements of Operations for the three years ended December 31, 2008, 2007 and 2006 related to our derivative financial instruments not designated as hedging instruments under SFAS 133. During the three-year period ended December 31, 2008, we did not have any derivative instruments designated as hedging instruments under SFAS 133.

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31
	Location of Gain (Loss)
Type of Instrument	Recognized in Income	2008	2007	2006
		(In thousands)
Foreign currency forward exchange contracts	Foreign currency transaction gain (loss)	$(54,010)	$5,423	$9,510
     The amounts presented in the table above include unrealized gains (losses) of $(37.2) million, $(91,000) and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, to record the carrying value of our derivative financial instruments to their fair value.
Contingent Interest
     Our 1.5% Debentures, which were redeemed in full in April 2008, contained a contingent interest provision. The contingent interest component was an embedded derivative as defined by SFAS 133 and was required to be split from the host instrument and recorded at fair value on the balance sheet. The contingent interest component had no fair value at issuance or at December 31, 2007.

6. Fair Value Disclosures
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at December 31, 2008 included cash held in money market funds of $300.5 million and investments in U.S. Treasury Bills of $399.5 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include mortgage-backed securities and over-the-counter foreign currency forward exchange contracts that are valued using a model-derived valuation technique.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
     Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2008
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	value
	(In thousands)
Assets:
Short-term investments	$700,038	$—	$—	$700,038
Mortgage-backed securities	—	1,043	—	1,043

Total assets	$700,038	$1,043	$—	$701,081

Liabilities:
Forward exchange contracts	$—	$(37,301)	$—	$(37,301)

7. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	December 31,
	2008	2007
	(In thousands)
Rig spare parts and supplies	$52,481	$50,699
Deferred mobilization costs	28,924	17,295
Prepaid insurance	11,845	11,444
Deferred tax assets	9,350	9,006
Vendor prepayments	889	7,296
Deposits	3,846	2,292
Prepaid taxes	11,589	1,681
Forward exchange contracts	—	2
Other	4,122	3,405

Total	$123,046	$103,120

8. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Drilling rigs and equipment	$5,581,712	$4,540,797
Construction work-in-progress	—	453,093
Land and buildings	35,069	24,123
Office equipment and other	34,021	29,742

Cost	5,650,802	5,047,755
Less accumulated depreciation	(2,252,098)	(2,007,692)

Drilling and other property and equipment, net	$3,398,704	$3,040,063

     Construction work-in-progress at December 31, 2007 consisted of $186.8 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $266.3 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield, including accrued capital expenditures aggregating $23.2 million related to these projects. As of December 31, 2008, these projects had been completed and the related assets placed in service. At December 31, 2008, there were no ongoing construction projects.
9. Accrued Liabilities
     Accrued liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued project/upgrade expenses	$107,502	$96,211
Payroll and benefits	69,326	52,975
Deferred revenue	39,307	36,134
Foreign currency forward exchange contracts	37,301	93
Rig operating expenses	29,749	19,868
Personal injury and other claims	10,489	8,692
Interest payable	10,385	10,413
Hurricane related expenses	5,080	1,380
Other	20,387	9,755

Total	$329,526	$235,521

10. Long-Term Debt
     Long-term debt consists of the following:

	December 31,
	2008	2007
	(In thousands)
Zero Coupon Debentures (due 2020)	$4,036	$3,931
1.5% Debentures (due 2031)	—	3,563
5.15% Senior Notes (due 2014)	249,623	249,566
4.875% Senior Notes (due 2015)	249,621	249,574

	503,280	506,634
Less: Current maturities	—	3,563

Total	$503,280	$503,071

     Certain of our long-term debt payments may be accelerated due to rights that the holders of our debt securities have to put the securities to us. The holders of our outstanding Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on June 6, 2010. See “Zero Coupon Debentures” for further discussion of the rights that the holders of these debentures have to put the securities to us.
     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2008, are as follows:

(Dollars in thousands)
2009	$—
2010	4,036
2011	—
2012	—
2013	—
Thereafter	499,244

Total	$503,280

$285 Million Revolving Credit Facility.
     In November 2006, we entered into a $285 million syndicated, senior unsecured revolving credit facility, or Credit Facility, for general corporate purposes, including loans and performance or standby letters of credit, that will mature on November 2, 2011.
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
     Based on our current credit ratings at December 31, 2008, the applicable margin on LIBOR loans would have been 0.24%. As of December 31, 2008, there were no loans outstanding under the Credit Facility. See Note 12 for a discussion of letters of credit issued under the Credit Facility.
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
     During 2008 and 2007, holders of $33,000 and $1.5 million, respectively, in accreted, or carrying, value through the date of conversion of our Zero Coupon Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 430 and 20,658 shares of our common stock upon conversion of these debentures during 2008 and 2007, respectively. The aggregate principal amount at maturity of our Zero Coupon Debentures converted during 2008 and 2007 was $50,000 and $2.4 million, respectively.
     As of December 31, 2008, the aggregate accreted value of our outstanding Zero Coupon Debentures was $4.0 million, which is classified as long-term debt in our Consolidated Balance Sheets. The aggregate principal amount at maturity of those Zero Coupon Debentures would be $6.0 million assuming no additional conversions or redemptions occur prior to the maturity date.
1.5% Debentures
     On April 11, 2001, we issued $460.0 million principal amount of 1.5% Debentures, which were due April 15, 2031. The 1.5% Debentures were convertible into shares of our common stock at an initial conversion rate of 20.3978 shares per $1,000 principal amount of the 1.5% Debentures, or $49.02 per share, subject to adjustment in certain circumstances. During the period from January 1, 2008 to April 14, 2008 and the year ended December 31, 2007, the holders of $3.5 million and $456.4 million, respectively, in aggregate principal amount of our 1.5% Debentures elected to convert their outstanding debentures into shares of our common stock. We issued 71,144 shares and 9,309,616 shares of our common stock in 2008 and 2007, respectively, pursuant to these conversions.
     In addition, we had the option to redeem all or a portion of the 1.5% Debentures at any time on or after April 15, 2008, at a price equal to 100% of the principal amount plus accrued and unpaid interest. On April 15, 2008, we completed the redemption of all of our outstanding 1.5% Debentures, and, as a result, redeemed for cash the remaining $73,000 aggregate principal amount outstanding of our 1.5% Debentures.
     As a result of the conversions of our 1.5% Debentures, we reversed $0.5 million and $54.2 million in non-current deferred tax liabilities during 2008 and 2007, respectively, related to interest expense imputed on these debentures for U.S. federal income tax return purposes. See Note 15.

11. Other Comprehensive Income (Loss)
     The income tax effects allocated to the components of our other comprehensive income (loss) are as follows:

	Year Ended December 31, 2008
	Before Tax	Tax Effect	Net-of-Tax
		(In thousands)
Unrealized gain (loss) on investments:
Gain arising during 2008	$780	$(273)	$507
Reclassification adjustment	(18)	6	(12)

Net unrealized gain	762	(267)	495

Other comprehensive income	$762	$(267)	$495

	Year Ended December 31, 2007
	Before Tax	Tax Effect	Net-of-Tax
		(In thousands)
Unrealized gain (loss) on investments:
Gain arising during 2007	$289	$(101)	$188
Reclassification adjustment	(434)	152	(282)

Net unrealized loss	(145)	51	(94)
Pension plan termination	6,963	(2,437)	4,526

Other comprehensive income	$6,818	$(2,386)	$4,432

	Year Ended December 31, 2006
	Before Tax	Tax Effect	Net-of-Tax
		(In thousands)
Unrealized gain (loss) on investments:
Gain arising during 2006	$249	$(87)	$162
Reclassification adjustment	(95)	33	(62)

Net unrealized gain	154	(54)	100

Other comprehensive income before adoption of SFAS 158	154	(54)	100
Adjustment to initially apply SFAS 158	(6,963)	2,437	(4,526)

Other comprehensive (loss)	$(6,809)	$2,383	$(4,426)

     The components of our accumulated other comprehensive income (loss) are as follows:

	Adjustment to
	Initially Apply	Unrealized Gain	Total Other
	SFAS 158, Net	(Loss) on	Comprehensive
	of Tax	Investments	Income (Loss)
	(In thousands)
Balance at January 1, 2006	$—	$9	$9
Other comprehensive loss	(4,526)	100	(4,426)

Balance at December 31, 2006	(4,526)	109	(4,417)
Other comprehensive gain	4,526	(94)	4,432

Balance at December 31, 2007	—	15	15
Other comprehensive gain	—	495	495

Balance at December 31, 2008	$—	$510	$510

12. Commitments and Contingencies
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
     Other. Our operations in Brazil have exposed us to various claims and assessments related to our personnel, customs duties and municipal taxes, among other things, that have arisen in the ordinary course of business. During 2007, we reviewed our estimated reserve for personnel taxes in Brazil based on current facts and circumstances and adjusted our estimated reserve in accordance with SFAS 5. Accordingly, we recorded a $6.5 million reduction in “Contract drilling” expense in our Consolidated Statements of Operations in 2007 as a result of our change in estimate. At December 31, 2008, our loss reserves related to our Brazilian operations aggregated $5.5 million, of which $2.0 million and $3.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Loss reserves related to our Brazilian operations totaled $8.5 million at December 31, 2007, of which $1.9 million was recorded in “Accrued liabilities” and $6.6 million was recorded in “Other liabilities” in our Consolidated Balance Sheets.
     We intend to defend these matters vigorously; however, we cannot predict with certainty the outcome or effect of any litigation matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits.
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage experts to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At December 31, 2008, our estimated liability for personal injury claims was $30.1 million, of which $9.5 million and $20.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2007, we had recorded loss reserves for personal injury claims aggregating $32.0 million, of which $8.5 million and $23.5 million were recorded in “Accrued liabilities” and “Other liabilities,”

respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of December 31, 2008, we had purchase obligations aggregating approximately $23 million related to the major upgrade of the Ocean Monarch. We expect to complete funding of this project in 2009.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2008, except for those related to our direct rig operations, which arise during the normal course of business.
     Operating Leases. We lease office facilities and equipment under operating leases, which expire at various times through the year 2013. Total rent expense amounted to $5.7 million, $4.6 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rental payments under leases are approximately $2.7 million, $0.8 million, $0.4 million, $0.1 million and nil for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively. There are no minimum future rental payments under leases after 2013.
     Letters of Credit and Other. We were contingently liable as of December 31, 2008 in the amount of $149.1 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $58.1 million in letters of credit issued under our Credit Facility. At December 31, 2008, we had purchased six of our outstanding bonds totaling $88.5 million from a related party after obtaining competitive quotes. Agreements relating to approximately $80.3 million of performance bonds can require collateral at any time. As of December 31, 2008, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
13. Financial Instruments
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
     Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements.
     In December 2008, we recorded a $31.9 million provision for bad debts to reserve the uncollected balance of one of our customers in the United Kingdom, or U.K., that has entered into administration (a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy). We also provide allowances for potential credit losses when necessary. No additional allowances were deemed necessary for the years presented. Prior to December 2008, we have not experienced significant losses on our trade receivables.
     A majority of our investments in debt securities are U.S. government securities with minimal credit risk. However, we are exposed to market risk due to price volatility associated with interest rate fluctuations.

Fair Values
     The amounts reported in our Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, forward exchange contracts and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are shown below:

	Year Ended December 31,
	2008		2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Zero Coupon Debentures	$3.0	$4.0	$7.4	$3.9
1.5% Debentures	—	—	10.3	3.6
4.875% Senior Notes	230.0	249.6	238.6	249.6
5.15% Senior Notes	237.0	249.6	244.0	249.6
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of December 31, 2008 and 2007, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including mortgage-backed securities, available for sale were based on the quoted closing market prices on December 31, 2008 and 2007, respectively.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Forward exchange contracts — The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on December 31, 2008 and 2007, respectively.

•	Long-term debt — The fair value of our 4.875% Senior Notes and 5.15% Senior Notes was based on the quoted closing market price on December 31, 2008 and 2007, respectively, from brokers of these instruments. The fair value of our Zero Coupon Debentures was based on the closing market price of our common stock on December 31, 2008 and 2007, respectively, and the stated conversion rate for these debentures. The fair value of our 1.5% Debentures at December 31, 2007 was based on the closing market price of our stock on December 31, 2007 and the stated conversion rate for the debenture. There were no 1.5% Debentures outstanding at December 31, 2008.
14. Related-Party Transactions
     Transactions with Loews. We are party to a services agreement with Loews, or the Services Agreement, pursuant to which Loews performs certain administrative and technical services on our behalf. Such services include personnel, internal auditing, accounting, and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, we are required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at our option upon 30 days’ notice to Loews and at the option of Loews upon six months’ notice to us. In addition, we have agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement unless due to the gross negligence or willful misconduct of Loews. We were charged $0.5 million, $0.4 million and $0.4 million by Loews for these support functions during the years ended December 31, 2008, 2007 and 2006, respectively.
     In addition, since 2006 we purchased five performance bonds in support of our drilling operations offshore Mexico (four of which remain outstanding at December 31, 2008) and two appeal bonds totaling $88.5 million from affiliates of a majority-owned subsidiary of Loews after obtaining competitive quotes. Premiums and fees associated with these bonds totaled $74,000, $45,000 and $1.0 million in 2008, 2007 and 2006, respectively.

     Transactions with Other Related Parties. We hire marine vessels and helicopter transportation services at the prevailing market rate from subsidiaries of SEACOR Holdings Inc. The Chairman of the Board of Directors, President and Chief Executive Officer of SEACOR Holdings Inc. is also a member of our Board of Directors. For the years ended December 31, 2008, 2007 and 2006, we paid $0.5 million, $4.6 million and $0.7 million, respectively, for the hire of such vessels and such services.
     During the years ended December 31, 2008, 2007 and 2006 we made payments of $2.0 million, $1.1 million and $0.6 million, respectively, to Ernst & Young LLP for tax and other consulting services. The wife of our President and Chief Executive Officer is an audit partner at this firm.
15. Income Taxes
     Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. Since forming this subsidiary in 2002, it has been our intention to indefinitely reinvest the earnings of the subsidiary to finance foreign activities. Consequently, no U.S. federal income taxes were provided on these earnings in years subsequent to 2002 except to the extent that such earnings were immediately subject to U.S. federal income taxes. In December 2007, DOIL made a non-recurring distribution of $850.0 million to its U.S. parent, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. We recognized $58.6 million of U.S. federal income tax expense in 2007 as a result of the distribution. Notwithstanding the non-recurring distribution made in December 2007, it remains our intention to indefinitely reinvest future earnings of DOIL to finance foreign activities except for the earnings of Diamond East Asia Limited, a wholly-owned subsidiary of DOIL formed in December 2008. It is our intention to repatriate the earnings of Diamond East Asia Limited and, accordingly, U.S. income taxes are provided on its earnings.
     We have certain other foreign subsidiaries for which U.S. taxes have been provided to the extent a U.S. tax liability could arise upon remittance of earnings from the foreign subsidiaries. As of December 31, 2008, we provided $0.3 million of U.S. taxes attributable to undistributed earnings of the foreign subsidiaries. On actual remittance, certain countries may impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.
     The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Federal – current	$346,796	$338,638	$230,907
State – current	(282)	950	—
Foreign – current	128,581	58,638	27,968

Total current	475,095	398,226	258,875

Federal – deferred	52,718	7,594	5,006
Foreign – deferred	8,780	(5,824)	(4,396)

Total deferred	61,498	1,770	610

Total	$536,593	$399,996	$259,485

     The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income before income tax expense:
U.S	$1,376,125	$947,476	$765,583
Foreign	471,488	299,061	200,749

Worldwide	$1,847,613	$1,246,537	$966,332

Expected income tax expense at federal statutory rate	$646,665	$436,288	$338,216
Foreign earnings of foreign subsidiaries (not taxed at the statutory federal income tax rate) net of related foreign taxes	(87,383)	(70,800)	(60,624)
Foreign taxes – domestic companies	66,435	22,111	15,200
Foreign tax credits	(72,205)	(27,238)	(15,087)
$850.0 million distribution from foreign subsidiary	—	58,562	—
Valuation allowance – foreign tax credits	—	—	(831)
Reduction of deferred tax liability related to Arethusa goodwill deduction	(8,850)	(8,850)	(8,850)
Domestic production activities deduction	(14,351)	(12,740)	(8,339)
Uncertain tax positions	4,446	4,466	—
Nondeductible deferred arrangement fee	3,212	—	—
Revision of estimated tax balance	(2,022)	(130)	1,039
Amortization of deferred tax liability related to transfer of drilling rigs to different taxing jurisdictions	(1,480)	(1,580)	(1,580)
Other	2,126	(93)	341

Income tax expense	$536,593	$399,996	$259,485

     Significant components of our deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$900	$1,831
Goodwill	7,346	10,494
Worker’s compensation and other current accruals (1)	13,248	12,905
Disputed receivables reserved	4,599	4,831
Deferred compensation	6,233	3,730
Foreign deferred taxes	—	2,696
Nonqualified stock options	2,526	1,480
Other	1,942	2,450

Total deferred tax assets	36,794	40,417
Valuation allowance for foreign tax credits	—	—

Net deferred tax assets	36,794	40,417

Deferred tax liabilities:
Depreciation	(475,017)	(425,488)
Foreign deferred taxes	(6,084)	—
Mobilization	(4,488)	(2,630)
Other	(1,060)	(922)

Total deferred tax liabilities	(486,649)	(429,040)

Net deferred tax liability	$(449,855)	$(388,623)

(1)	$9.4 million and $9.0 million reflected in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. See Note 7.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a long-term tax receivable of $2.6 million and a long-term tax liability of $19.3 million for uncertain tax positions (excluding interest and penalties), the net of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	Long term		Net Liability
	Tax	Long term Tax	for Uncertain Tax
	Receivable	Payable	Positions
		(In thousands)
Balance at January 1, 2007	$2,642	$(19,277)	$(16,635)
Additions based on tax positions related to the current year	785	(4,479)	(3,694)

Balance at December 31, 2007	$3,427	$(23,756)	$(20,329)

Reduction based on tax position related to a prior year	—	307	307
Additions based on tax positions related to the current year	2,418	(7,941)	(5,523)
Reductions as a result of a lapse of the applicable statute of limitations	(311)	2,159	1,848

Balance at December 31, 2008	$5,534	$(29,231)	$(23,697)

     At December 31, 2008 all $23.7 million of the net unrecognized tax benefits would affect the effective tax rate if recognized.
     We record interest related to accrued unrecognized tax positions in interest expense and recognize penalties associated with uncertain tax positions in our tax expense. During the years ended December 31, 2008 and 2007, we recognized $0.8 million and $1.7 million of interest expense related to uncertain tax positions, respectively. Penalty related tax expense for uncertain tax positions during the years ended December 31, 2008 and 2007 was $1.1 million and $0.8 million, respectively. At December 31, 2008, we had $16.1 million accrued for the payment of interest and penalties in our Consolidated Balance Sheets. At December 31, 2007, we had $14.2 million accrued for the payment of interest and penalties in our Consolidated Balance Sheets.
     In several of the international locations in which we operate, certain of our wholly owned subsidiaries enter into agreements with other of our wholly owned subsidiaries to provide specialized services and equipment in support of our foreign operations. We apply a transfer pricing methodology to determine the amount to be charged for providing the services and equipment. In most cases, there are alternative transfer pricing methodologies that could be applied to these transactions and, if applied, could result in different chargeable amounts. Taxing authorities in the various foreign locations in which we operate could apply one of the alternative transfer pricing methodologies that could result in an increase to our income tax liabilities with respect to tax returns that remain subject to examination. During the next twelve months certain income tax returns will no longer be subject to examination due to a lapse in the applicable statute of limitations. As a result, we anticipate that the amount of unrecognized tax benefits attributable to transfer pricing methodology will decrease by approximately $12.1 million through December 31, 2009.
     We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2000 to 2007. We are currently under audit in several of these jurisdictions including an audit by the Internal Revenue Service of years 2004, 2005 and 2006. We do not anticipate that any adjustments resulting from the tax audits will have a material impact on our consolidated results of operations, financial position and cash flows.
     The Brazilian tax authorities are auditing our income tax returns for the periods 2000, 2004 and 2005. We have received an initial audit report for tax year 2000 disallowing various deductions claimed in the tax return. The tax auditors have issued an assessment for tax year 2000 of approximately $1.5 million, including interest and penalty. We have appealed the tax assessment and are awaiting the outcome of the appeal. We do not anticipate that any adjustments resulting from the tax audit will have a material impact on our consolidated results of operations, financial position and cash flows.
     During the years ended December 31, 2008 and 2007, the holders of certain of our debentures elected to convert them into shares of our common stock. See Note 10. As a result of the conversions of our 1.5% Debentures, we reversed a non-current deferred tax liability of $0.5 million and $54.2 million in 2008 and 2007, respectively, which was accounted for as an increase to “Additional paid-in capital.” The reversal related to interest expense imputed on these debentures for U.S. federal income tax return purposes.
     As of December 31, 2008, we had net operating loss, or NOL, carryforwards of approximately $2.6 million available to offset future taxable income. The NOL carryforwards consist entirely of losses that were acquired in our merger with Arethusa (Off-Shore) Limited, or Arethusa, in 1996. The utilization of the NOL carryforwards acquired in the Arethusa merger is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. We expect to fully utilize all of the NOL carryforwards in 2009 and 2010. During 2008, we were able to utilize approximately $2.7 million of the NOL carryforwards.
16. Employee Benefit Plans
Defined Contribution Plans
     We maintain defined contribution retirement plans for our U.S., U.K. and third-country national, or TCN, employees. The plan for our U.S. employees, or the 401k Plan, is designed to qualify under Section 401(k) of the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing his or her employer to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. During the years ended December 31, 2008 and 2007 we contributed 5.00% of a participant’s defined compensation and matched 100% of the first 6% of each employee’s compensation contributed to the 401k Plan. During 2006 we contributed 3.75% of a participant’s defined compensation and matched 25% of the first 6% of each employee’s compensation contributed to the 401k Plan. Participants are fully vested immediately upon enrollment in the 401k Plan. For the years ended December 31, 2008, 2007 and 2006, our provision for contributions was $23.8 million, $20.9 million and $9.0 million, respectively.
     The defined contribution retirement plan for our U.K. employees, or U.K. Plan, provides that we make annual contributions in an amount equal to the employee’s contributions, generally up to a maximum of 5.25% of the employee’s defined compensation per year for employees working in the U.K. sector of the North Sea and up to a maximum of 9% of the employee’s defined compensation per year for U.K. nationals working in the Norwegian sector of the North Sea. Our provision for contributions was $1.7 million, $1.5 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     The defined contribution retirement plan for our TCN employees, or TCN Plan, is similar to the 401k Plan. During 2008 and 2007 we contributed 5.00% of a participant’s defined compensation and matched 100% of the first 6% of each employee’s compensation contributed to the TCN Plan. During 2006 we contributed 3.75% of a participant’s defined compensation and matched 25% of the first 6% of each employee’s compensation contributed to the TCN Plan. Our provision for contributions was $2.3 million, $2.1 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Deferred Compensation and Supplemental Executive Retirement Plan
     Our Amended and Restated Diamond Offshore Management Company Supplemental Executive Retirement Plan, or Supplemental Plan, provides benefits to a select group of our management or other highly compensated employees to compensate such employees for any portion of our base salary contribution and/or matching contribution under the 401k Plan that could not be contributed to that plan because of limitations within the Code. Prior to January 1, 2007, the Supplemental Plan also allowed participants to defer up to 10% of their base compensation and/or up to 100% of any performance bonus. Participants are fully vested in all amounts paid into the Supplemental Plan. Our provision for contributions to the Supplemental Plan for the years ended December 31, 2008, 2007 and 2006 was approximately $222,000, $192,000 and $65,000, respectively.
17. Hurricane Damage and Casualty Loss
Casualty (Gain) Loss
     In September 2008, the Ocean Tower sustained significant damage during Hurricane Ike, which impacted the Gulf of Mexico and the upper Texas and Louisiana Gulf coasts. The Ocean Tower lost its derrick, drill floor and drill floor equipment during the hurricane. During the third quarter of 2008, we wrote off the net book value of the derrick, drill floor and drill floor equipment for the Ocean Tower of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for the recovery of equipment from the ocean floor. The aggregate of these items is reflected in “Casualty (Gain) Loss” in our Consolidated Statements of Operations for the year ended December 31, 2008.
     In December 2008, we transferred the $32.2 million net book value of the Ocean Tower to “Assets held for sale” in our Consolidated Balance Sheets pursuant to entering into an agreement to sell the rig for use in a non-drilling capacity at a price in excess of its carrying value. We expect to complete the sale in the first quarter of 2009.
2005 Storms
     In the third quarter of 2005, two major hurricanes, Katrina and Rita, struck the U.S. Gulf Coast and Gulf of Mexico. One of our jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in our fleet, as well as our warehouse in New Iberia, Louisiana, sustained lesser damage in Hurricane Katrina or Rita, or both storms. During 2005, we recorded estimated deductibles of $2.5 million for salvage and wreck removal of the Ocean Warwick and $2.6 million associated with our remaining rigs damaged by Hurricane Katrina and our rigs and facility damaged by Hurricane Rita. The physical damage to our rigs, as well as related removal and recovery costs, has been primarily covered by insurance, after applicable deductibles. As of December 31, 2008, we had filed all expected insurance claims related to the 2005 storms and had received insurance proceeds pursuant to these claims.
     During 2006, we reduced our estimate of expected deductibles related to salvage and wreck removal of the Ocean Warwick to $2.0 million and recorded a $0.5 million adjustment to “Casualty (Gain) Loss” in our Consolidated Statements of Operations for the year ended December 31, 2006. In addition, we reduced our estimate of the applicable insurance deductibles related to damages to our other rigs and facilities and recorded a $0.4 million gain on disposition of assets in our Consolidated Statements of Operations for the year ended December 31, 2006.

     During 2008 and 2007, we received insurance proceeds, net of deductibles, aggregating $9.4 million and $56.1 million, respectively, related to property damage and salvage/wreck removal claims filed as a result of these hurricanes. For the year ended December 31, 2007, we recognized insurance gains of $4.9 million resulting from the involuntary conversion of assets lost during the hurricanes, which we recorded as “Gain on disposition of assets” in our Consolidated Statements of Operations. We accounted for the remaining portion of the insurance proceeds as a reduction in an insurance receivable for hurricane-related repair costs.
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
18. Segments and Geographic Area Analysis
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
     Revenues from contract drilling services by equipment-type are listed below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
High-Specification Floaters	$1,322,125	$1,030,892	$766,873
Intermediate Semisubmersibles	1,629,358	1,028,667	785,047
Jack-ups	524,934	446,104	435,194

Total contract drilling revenues	3,476,417	2,505,663	1,987,114
Revenues related to reimbursable expenses	67,640	62,060	65,458

Total revenues	$3,544,057	$2,567,723	$2,052,572

Geographic Areas
     At December 31, 2008, our drilling rigs were located offshore twelve countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in international operations and our results of operations and the value of our international assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$1,443,200	$1,288,535	$1,179,676
International:
Europe/Africa/Mediterranean	634,033	473,665	250,103
South America	583,876	256,236	203,338
Australia/Asia/Middle East	557,138	400,701	323,003
Mexico	325,810	148,586	96,452

	2,100,857	1,279,188	872,896

Total revenues	$3,544,057	$2,567,723	$2,052,572

     An individual international country may, from time to time, comprise a material percentage of our total contract drilling revenues from unaffiliated customers. For the years ended December 31, 2008, 2007 and 2006, individual countries that comprised 5% or more of our total contract drilling revenues from unaffiliated customers are listed below.

	Year Ended December 31,
	2008	2007	2006

Brazil	13.0%	9.1%	9.9%
Australia	9.6%	4.8%	4.2%
Mexico	9.2%	5.8%	4.7%
United Kingdom	8.3%	9.6%	7.5%
Egypt	4.2%	5.4%	0.8%
     The following table presents our long-lived tangible assets by geographic location as of December 31, 2008 and 2007. A substantial portion of our assets are mobile, therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

	December 31,
	2008	2007
	(In thousands)
Drilling and other property and equipment, net:
United States	$1,750,289	$1,605,961
International:
South America	801,989	440,208
Australia/Asia/Middle East	504,904	683,307
Europe/Africa/Mediterranean	243,535	206,834
Mexico	97,987	103,753

	1,648,415	1,434,102

Total	$3,398,704	$3,040,063

     The following table presents countries where we had a material concentration of operating assets as of December 31, 2008 and 2007:

	December 31,
	2008	2007

United States	51.5%	53.0%
Brazil	18.5%	12.6%
Malaysia	9.7%	5.5%
Argentina	5.0%	—
Singapore	—	11.4%
As of December 31, 2008 and 2007, no other countries had more than a 5% concentration of our operating assets.

Major Customers
     Our customer base includes major and independent oil and gas companies and government-owned oil companies. No one customer accounted for 10% or more of our total revenues for the year ended December 31, 2007. Revenues from our major customers for the years ended December 31, 2008 and 2006 that contributed more than 10% of our total revenues are as follows:

	Year Ended December 31,
Customer	2008	2007	2006

Petróleo Brasileiro S.A.	13.1%	9.2%	10.4%
Anadarko Petroleum	3.5%	9.4%	10.6%
19. Unaudited Quarterly Financial Data
     Unaudited summarized financial data by quarter for the years ended December 31, 2008 and 2007 is shown below.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2008
Revenues	$786,102	$954,372	$900,376	$903,207
Operating income	401,186	577,387	475,966	456,222
Income before income tax expense	405,922	590,921	447,566	403,204
Net income	290,625	416,283	310,650	293,462
Net income per share:
Basic	$2.09	$3.00	$2.23	$2.11
Diluted	$2.09	$2.99	$2.23	$2.11

2007
Revenues	$608,184	$648,875	$643,962	$666,702
Operating income	311,942	347,617	277,971	285,992
Income before income tax expense	310,270	352,453	288,247	295,567
Net income	224,150	251,927	205,523	164,941
Net income per share:
Basic	$1.66	$1.82	$1.48	$1.19
Diluted	$1.64	$1.81	$1.48	$1.19

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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
     Not applicable.
PART III
     Reference is made to the information responsive to Items 10, 11, 12, 13 and 14 of this Part III contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
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
     Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Item 14. Principal Accountant Fees and Services.
PART IV
     Item 15. Exhibits and Financial Statement Schedules.
     (a) Index to Financial Statements, Financial Statement Schedules and Exhibits

Page
(1) Financial Statements

Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets	55
Consolidated Statements of Operations	56
Consolidated Statements of Stockholders’ Equity	57
Consolidated Statements of Comprehensive Income	58
Consolidated Statements of Cash Flows	59
Notes to Consolidated Financial Statements	60

(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the Years Ended
December 31, 2008, 2007 and 2006	87

(3) Exhibit Index	89
     See the Exhibit Index for a list of those exhibits filed herewith, which Exhibit Index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.

SCHEDULE II
DIAMOND OFFSHORE DRILLING, INC.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Additions
	Balance at	Charged to Costs	Charged to Other		Balance at End of
Description	Beginning of Period	and Expenses	Accounts	Deductions	Period
(In thousands)
Deducted in balance sheet from Accounts receivable:
Allowance for doubtful accounts:
2008	$—	$31,952	$—	$—	$31,952
2007	—	—	—	—	—
2006	—	—	—	—	—

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

DIAMOND OFFSHORE DRILLING, INC.
By:	/s/ GARY T. KRENEK
Gary T. Krenek
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE R. DICKERSON* Lawrence R. Dickerson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009

/s/ GARY T. KRENEK* Gary T. Krenek	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/s/ BETH G. GORDON* Beth G. Gordon	Controller (Principal Accounting Officer)	February 24, 2009

/s/ JAMES S. TISCH* James S. Tisch	Chairman of the Board	February 24, 2009

/s/ JOHN R. BOLTON* John R. Bolton	Director	February 24, 2009

/s/ CHARLES L. FABRIKANT* Charles L. Fabrikant	Director	February 24, 2009

/s/ PAUL G. GAFFNEY II* Paul G. Gaffney II	Director	February 24, 2009

/s/ EDWARD GREBOW * Edward Grebow	Director	February 24, 2009

/s/ HERBERT C. HOFMANN* Herbert C. Hofmann	Director	February 24, 2009

/s/ ARTHUR L. REBELL* Arthur L. Rebell	Director	February 24, 2009

/s/ RAYMOND S. TROUBH* Raymond S. Troubh	Director	February 24, 2009

*By:	/s/ WILLIAM C. LONG

William C. Long
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003). (SEC File No. 1-13926).

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

4.4
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

10.6+
Second Amended and Restated Diamond Offshore Drilling, Inc. 2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

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

Exhibit No.	Description
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

10.21+
Amendment to Employment Agreement, dated June 16, 2008, between Diamond Offshore Management Company and Lawrence R. Dickerson (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

12.1*	Statement re Computation of Ratios.

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

Exhibit No.	Description
23.1*	Consent of Deloitte & Touche LLP.

24.1*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

* Filed or furnished herewith.
+ Management contracts or compensatory plans or arrangements.