Form 10-Q
period 2009-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2009-04-28
CIK 949039

COVER PAGE
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 24, 2009	Common stock, $0.01 par value per share	139,001,050 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$509,854	$336,052
Marketable securities	300,926	400,592
Receivable for sale of marketable securities	99,979	—
Accounts receivable, net of provision for bad debts	685,858	574,842
Prepaid expenses and other current assets	105,996	123,046
Assets held for sale	32,201	32,201

Total current assets	1,734,814	1,466,733
Drilling and other property and equipment, net of accumulated depreciation	3,467,580	3,414,373
Other assets	80,443	73,325

Total assets	$5,282,837	$4,954,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,215	$93,982
Payable for purchase of marketable securities	199,975	—
Accrued liabilities	336,363	329,526
Taxes payable	130,271	85,579

Total current liabilities	757,824	509,087
Long-term debt	503,342	503,280
Deferred tax liability	470,139	462,026
Other liabilities	119,276	118,553

Total liabilities	1,850,581	1,592,946

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,917,850 shares issued and 139,001,050 shares outstanding at March 31, 2009 and December 31, 2008)	1,439	1,439
Additional paid-in capital	1,958,746	1,957,041
Retained earnings	1,586,440	1,516,908
Accumulated other comprehensive income	44	510
Treasury stock, at cost (4,916,800 shares at March 31, 2009 and December 31, 2008)	(114,413)	(114,413)

Total stockholders’ equity	3,432,256	3,361,485

Total liabilities and stockholders’ equity	$5,282,837	$4,954,431

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Contract drilling	$855,708	$770,340
Revenues related to reimbursable expenses	30,012	15,762

Total revenues	885,720	786,102

Operating expenses:
Contract drilling	297,747	285,007
Reimbursable expenses	29,715	15,188
Depreciation	85,062	69,192
General and administrative	16,315	15,722
Gain on disposition of assets	(55)	(51)

Total operating expenses	428,784	385,058

Operating income	456,936	401,044

Other income (expense):
Interest income	576	4,373
Interest expense	(1,117)	(1,342)
Foreign currency transaction gain (loss)	(4,125)	1,867
Other, net	1,067	(162)

Income before income tax expense	453,337	405,780

Income tax expense	(104,756)	(115,273)

Net income	$348,581	$290,507

Income per share:
Basic	$2.51	$2.09

Diluted	$2.51	$2.09

Weighted-average shares outstanding:
Shares of common stock	139,001	138,873
Dilutive potential shares of common stock	63	181

Total weighted-average shares outstanding	139,064	139,054

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$348,581	$290,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,062	69,192
Gain on disposition of assets	(55)	(51)
(Gain) loss on sale of marketable securities, net	(597)	1
(Gain) loss on foreign currency forward exchange contracts	25	(2,123)
Deferred tax provision	8,365	10,436
Accretion of discounts on marketable securities	(311)	(482)
Amortization/write-off of debt issuance costs	113	113
Amortization of debt discounts	62	60
Stock-based compensation expense	1,705	1,677
Excess tax benefits from stock-based payment arrangements	—	(83)
Deferred income, net	62,228	9,861
Deferred expenses, net	(9,606)	2,978
Other items, net	2,625	3,365
Changes in operating assets and liabilities:
Accounts receivable	(114,007)	(77,623)
Prepaid expenses and other current assets	7,842	5,009
Accounts payable and accrued liabilities	(29,142)	(62,674)
Taxes payable	44,189	48,372

Net cash provided by operating activities	407,079	298,535

Investing activities:
Capital expenditures	(130,408)	(125,658)
Proceeds from disposition of assets, net of disposal costs	325	83
Proceeds from sale and maturities of marketable securities	1,348,964	300,030
Purchases of marketable securities	(1,149,112)	(299,517)
(Cost of) proceeds from settlement of foreign currency forward exchange contracts	(24,789)	750

Net cash provided by (used in) investing activities	44,980	(124,312)

Financing activities:
Payment of dividends	(278,257)	(190,995)
Proceeds from stock plan exercises	—	52
Excess tax benefits from stock-based payment arrangements	—	83

Net cash used in financing activities	(278,257)	(190,860)

Net change in cash and cash equivalents	173,802	(16,637)
Cash and cash equivalents, beginning of period	336,052	637,961

Cash and cash equivalents, end of period	$509,854	$621,324

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
     The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-13926).
     As of April 24, 2009, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
Adoption of FSP APB 14-1.
     We adopted Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Accounting Principles Board, or APB, No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)”, or FSP APB 14-1, on January 1, 2009. FSP APB 14-1 applies to convertible debt securities that may be settled by the issuer fully or partially in cash and requires that the statement be retrospectively applied to all past periods presented. For convertible debt securities falling within the scope of FSP APB 14-1, issuers must separate the securities into two components: debt and equity. The proceeds of the issuance are first allocated to the debt based on the estimated fair value of a similar debt issue without a conversion option; the remaining proceeds are allocated to equity.
     Both our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, and our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, are within the scope of FSP APB 14-1. Consequently we retrospectively applied the requirements of the pronouncement to both of these issuances. The effect of adoption on our Consolidated Balance Sheets is as follows:

	Zero Coupon
	Debentures		1.5% Debentures		Total
		December		December		December
	March 31,	31,	March 31,	31,	March 31,	31,
	2009	2008	2009	2008	2009	2008
	(In thousands)
Increase (Decrease):
Drilling and other property and equipment, net	$6,359	$6,429	$9,168	$9,240	$15,527	$15,669
Deferred tax liability	1,068	1,080	1,729	1,741	2,797	2,821
Additional paid-in capital	48,997	48,997	62,701	62,701	111,698	111,698
Retained earnings	(43,719)	(43,648)	(55,283)	(55,202)	(99,002)	(98,850)

     The effect of the adoption of FSP APB 14-1 on our Consolidated Statements of Operations is as follows:

	Zero Coupon Debentures		1.5% Debentures		Total
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
			(In thousands)
Increase (Decrease):
Depreciation expense	$87	$70	$97	$72	$184	$142
Tax expense	16	12	16	12	32	24
Income from continuing operations	(71)	(58)	(81)	(60)	(152)	(118)
Net income	(71)	(58)	(81)	(60)	(152)	(118)
     Debt discounts related to our Zero Coupon Debentures and the 1.5% Debentures were fully amortized in 2005 and 2007, respectively. Consequently the adoption of FSP APB 14-1 had no effect on the carrying amount of our Zero Coupon Debentures at March 31, 2009 and December 31, 2008. Our then outstanding 1.5% Debentures were redeemed in full in April 2008.
     The carrying amounts of the liability and equity components of the debentures at March 31, 2009 and December 31, 2008 is as follows:

	Zero Coupon Debentures		1.5% Debentures		Total
		December		December		December
	March 31,	31,	March 31,	31,	March 31,	31,
	2009	2008	2009	2008	2009	2008
			(In thousands)
Carrying amount of liability component of debt issue	$4,071	$4,036	$—	$—	$4,071	$4,036
Carrying amount of equity component of debt issue	$48,997	$48,997	$62,701	$62,701	$111,698	$111,698
     Interest expense (net of capitalized interest) for our Zero Coupon Debentures related to the contractual coupon rate was $36,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively, with an effective interest rate of 3.63% in each period. Interest expense (net of capitalized interest) for the 1.5% Debentures related to the contractual coupon interest rate was $3,000 for the three months ended March 31, 2008. The effective interest rate for the 1.5% Debentures was 1.6% for the three months ended March 31, 2008. See Note 9.
     The adoption of FSP APB 14-1 had no effect on previously stated basic and diluted earnings per share. As required, our consolidated financial statements and notes thereto have been adjusted to reflect the effect of adoption of FSP APB 14-1 on January 1, 2009.
Other Reclassifications
     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.
     Previously reported amounts for “Reimbursable expenses” in our Consolidated Statements of Operations for the three months ended March 31, 2008 have been adjusted to include $2.1 million in reimbursable catering expense to conform to the presentation adopted April 1, 2008. These amounts were previously reported as “Contract drilling” expense in our Consolidated Statements of Operations. This reclassification had no effect on total operating expenses, operating income or net income for the three months ended March 31, 2008.
Cash and Cash Equivalents, Marketable Securities
     We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. See Note 5.
     We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gains (losses)” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other, net.”
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $12.5 million for the each of the three months ended March 31, 2009 and 2008.
     We paid $47.8 million and $14.0 million in foreign income taxes, net of foreign tax refunds, during the three months ended March 31, 2009 and 2008, respectively. We paid $45.0 million in U.S. income taxes during the three months ended March 31, 2008.
     Cash payments for capital expenditures for the three months ended March 31, 2009 included $59.4 million of capital expenditures that were accrued but unpaid at December 31, 2008. Cash payments for capital expenditures for the three months ended March 31, 2008 included $43.0 million of capital expenditures that were accrued but unpaid at December 31, 2007. Capital expenditures that were accrued but not paid as of March 31, 2009 totaled $67.6 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at March 31, 2009.
     We recorded income tax benefits of $0.1 million related to employee stock plan exercises during the three months ended March 31, 2008.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. There were no qualifying expenditures during the three months ended March 31, 2009. During the three months ended March 31, 2008, we capitalized interest on qualifying expenditures related to the upgrade of the Ocean Monarch for ultra-deepwater service (completed December 2008) and the construction of our two jack-up rigs, the Ocean Shield (completed May 2008) and the Ocean Scepter (completed August 2008).
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

Three
Months
Ended
March 31,
2008
Total interest cost including amortization of debt issuance costs	$6,866
Capitalized interest	(5,524)

Total interest expense as reported	$1,342

Assets Held For Sale
     At December 31, 2008, we had transferred the $32.2 million net book value of the Ocean Tower to “Assets held for sale” in our Consolidated Balance Sheets. In December 2008, we entered into an agreement to sell the rig, which was damaged during a hurricane in September 2008, at a price in excess of its $32.2 million carrying value. In connection with the execution of the sale agreement, we received $5.0 million in aggregate deposits from the purchaser which we have recorded in “Accrued liabilities” in our Consolidated Balance Sheets. We expect to complete the sale in the second quarter of 2009.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income	$348,581	$290,507
Other comprehensive gains (losses), net of tax:
Unrealized holding gain on investments	27	9
Reclassification adjustment for gain included in net income	(493)	—

Comprehensive income	$348,115	$290,516

     The tax related to the change in unrealized holding gains on investments was approximately $15,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively. The tax effect on the reclassification adjustment for net gains included in net income was approximately $265,000 for the three months ended March 31, 2009.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses on our foreign currency forward exchange contracts, are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three months ended March 31, 2009 and 2008, we recognized net foreign currency exchange losses of $4.1 million and net foreign currency exchange gains of $1.9 million, respectively. See Note 4.
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
Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP No. Financial Accounting Standard, or FAS, 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and

Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is allowed. We are currently evaluating the impact that adopting FSP FAS 157-4 will have on our results of operations and financial position, as well as the enhanced disclosure requirements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 APB 28-1. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Early adoption is allowed; however, only if an entity has elected to early adopt FSP FAS 157-4. We are in the process of reviewing the additional disclosure requirements under FSP FAS 107-1 APB 28-1.
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Net income — basic (numerator):	$348,581	$290,507
Effect of dilutive potential shares 1.5% Debentures	—	2
Zero Coupon Debentures	23	3

Net income including conversions — diluted (numerator)	$348,604	$290,512

Weighted average shares — basic (denominator):	139,001	138,873
Effect of dilutive potential shares 1.5% Debentures	—	71
Zero Coupon Debentures	52	52
Stock options and SARs	11	58

Weighted average shares including conversions — diluted (denominator)	139,064	139,054

Earnings per share:
Basic	$2.51	$2.09

Diluted	$2.51	$2.09

     Our computation of diluted earnings per share, or EPS, for the three months ended March 31, 2009 excludes stock options representing 23,493 shares of common stock and 482,588 stock appreciation rights, or SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the period presented.
     Our computation of diluted EPS for the three months ended March 31, 2008 excludes 157,749 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the period presented.

3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2009
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Due within one year	$299,904	$22	$299,926
Mortgage-backed securities	954	46	1,000

Total	$300,858	$68	$300,926

	December 31, 2008
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Due within one year	$398,791	$758	$399,549
Mortgage-backed securities	1,016	27	1,043

Total	$399,807	$785	$400,592

     Marketable securities at March 31, 2009 include $200.0 million in treasury bills that were purchased on March 31, 2009 that did not settle until April 2009. Proceeds from sales of marketable securities include $100.0 million in securities sold on March 31, 2009 that did not settle until April 2009. The offsetting amounts to these transactions have been reported as a $100.0 million “Receivable for sale of marketable securities” and a $200.0 million “Payable for purchase of marketable securities” in our Consolidated Balance Sheets at March 31, 2009.
     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Proceeds from sales	$1,448,943	$30
Proceeds from maturities	—	300,000
Gross realized gains	732	—
Gross realized losses	(135)	(1)
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
     We enter into foreign currency forward exchange contracts when we believe market conditions are favorable to purchase contracts for future settlement with the expectation that such contracts, when settled, will reduce our exposure to foreign currency gains/losses on foreign currency expenditures in the future. The amount and duration of such contracts is based on our annual forecast of expenditures in the significant currencies in which we do business and for which there is a financial market (i.e., Australian dollars, Brazilian reais, British pounds sterling, Mexican pesos and Norwegian kroner). These forward contracts are derivatives as defined by Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133.

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
     During the three months ended March 31, 2009, we settled foreign currency exchange contracts with an aggregate notional value of approximately $113.0 million. We did not enter into any additional contracts during the three months ended March 31, 2009. As of March 31, 2009, we had foreign currency exchange contracts outstanding, in the aggregate notional amount of $101.5 million, consisting of $23.4 million in Australian dollars, $31.5 million in Brazilian reais, $30.4 million in British pounds sterling, $8.4 million in Mexican pesos and $7.8 million in Norwegian kroner. These contracts settle at various times through June 2009. See Note 5.
     The following table presents the fair values of our derivative financial instruments not designated as hedging instruments under SFAS 133:

	March 31, 2009
	Balance Sheet Location	Fair Value
	(In thousands)
Liability Derivatives:
Foreign currency forward exchange contracts	Accrued liabilities	$(12,537)
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our derivative financial instruments not designated as hedging instruments under SFAS 133. During the three month periods ended March 31, 2009 and 2008, we did not have any derivative instruments designated as hedging instruments under SFAS 133.

		Amount of Gain (Loss)
		Recognized in Income
		For the Three Months Ended
		March 31,
	Location of Gain (Loss)
Type of Instrument	Recognized in Income	2009	2008
		(In thousands)
Foreign currency forward exchange contracts	Foreign currency transaction gain (loss)	$(25)	$2,123
     The amounts presented in the table above include unrealized gains of $24.8 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively, to record the carrying value of our derivative financial instruments to their fair value.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at March 31, 2009 included $477.6 million in cash held in money market funds and investments in U.S. Treasury Bills of $299.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include mortgage-backed securities and over-the-counter foreign currency forward exchange contracts that are valued using a model-derived valuation technique.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Short-term investments	$777,540	$—	$—	$777,540
Mortgage-backed securities	—	1,000	—	1,000

Total assets	$777,540	$1,000	$—	$778,540

Liabilities:
Forward exchange contracts	$—	$(12,537)	$—	$(12,537)

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Fair value
		(In thousands)
Assets:
Short-term investments	$700,038	$—	$—	$700,038
Mortgage-backed securities	—	1,043	—	1,043

Total assets	$700,038	$1,043	$—	$701,081

Liabilities:
Forward exchange contracts	$—	$(37,301)	$—	$(37,301)

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Rig spare parts and supplies	$53,878	$52,481
Deferred mobilization costs	28,726	28,924
Prepaid insurance	4,559	11,845
Deferred tax assets	9,350	9,350
Vendor prepayments	14	889
Deposits	3,994	3,846
Prepaid taxes	3,115	11,589
Other	2,360	4,122

Total	$105,996	$123,046

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Drilling rigs and equipment	$5,742,280	$5,600,306
Land and buildings	30,311	35,069
Office equipment and other	35,074	34,021

Cost	5,807,665	5,669,396
Less: accumulated depreciation	(2,340,085)	(2,255,023)

Drilling and other property and equipment, net	$3,467,580	$3,414,373

8. Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Accrued maintenance/capital projects	$119,270	$106,135
Deferred revenue	94,313	39,307
Payroll and benefits	44,813	69,326
Rig operating expenses	30,388	30,056
Foreign currency forward exchange contracts	12,537	37,301
Personal injury and other claims	8,897	10,489
Interest payable	4,120	10,385
Hurricane related expenses	3,700	5,080
Other	18,325	21,447

Total	$336,363	$329,526

9. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Zero Coupon Debentures (due 2020)	$4,071	$4,036
5.15% Senior Notes (due 2014)	249,637	249,623
4.875% Senior Notes (due 2015)	249,634	249,621

Total	$503,342	$503,280

     At March 31, 2009, there was $6.0 million aggregate principal amount at maturity, or $4.1 million accreted, or carrying, value, of our Zero Coupon Debentures outstanding.
     As reflected in the table below, the holders of our outstanding Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on June 6, 2010. The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2009 are as follows:

(In thousands)
2009	$—
2010	4,071
2011	—
2012	—
2013	—
Thereafter	499,271

Total	$503,342

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
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage experts to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At March 31, 2009, our estimated liability for personal injury claims was $30.1 million, of which $7.8 million and $22.3 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2008, our estimated liability for personal injury claims was $30.1 million, of which $9.5 million and $20.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
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

Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
High-Specification Floaters	$312,134	$281,071
Intermediate Semisubmersibles	417,000	373,222
Jack-ups	126,574	116,047

Total contract drilling revenues	855,708	770,340
Revenues related to reimbursable expenses	30,012	15,762

Total revenues	$885,720	$786,102

Geographic Areas
     At March 31, 2009, our drilling rigs were located offshore 12 countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in international operations and our results of operations and the value of our international assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
United States	$356,315	$323,513

International:
Australia/Asia/Middle East	174,225	106,975
Europe/Africa/Mediterranean	149,832	137,531
South America	124,701	127,537
Mexico	80,647	90,546

Total revenues	$885,720	$786,102

12. Income Taxes
     Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. It is our intention to indefinitely reinvest future earnings of DOIL to finance foreign activities except to the extent that such earnings were immediately subject to U.S. federal income taxes and except for the earnings of Diamond East Asia Limited, a wholly-owned subsidiary of DOIL formed in December 2008. Accordingly, U.S. income taxes have been provided on the earnings of Diamond East Asia Limited.
     On March 31, 2009, the statute of limitations relative to a 2003 uncertain tax position in Mexico expired. As a consequence we reversed $5.5 million of previously accrued interest expense and $5.9 million of previously accrued tax expense, $0.8 million of which had been accrued for penalties.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling with a fleet of 45 offshore rigs currently consisting of 30 semisubmersibles, 14 jack-ups and one drillship.
Overview
Industry Conditions
     The global economic recession continued to reduce energy demand in the first quarter of 2009. As a result, crude oil prices generally remained below $50 per barrel in the period, compared to a 2008 mid-summer high of $146 per barrel, and remain volatile. With falling energy prices, project economics for our customers have continued to deteriorate. 2009 exploration budgets have been trimmed, and demand and pricing for available drilling rigs is declining, with customers actively seeking to farm-out time on many of the contracted rigs to other operators. In effect, farming out rigs creates additional supply against which we must compete when our rigs become available at the end of a contract and can put negative pressure on dayrates. Our extensive contract backlog should help mitigate the impact of the current market on us; however, a prolonged decline in commodity prices and the global economy would be expected to have a negative impact on us. Possible negative impacts, among others, could include customer credit problems, customers seeking bankruptcy protection, customers attempting to terminate contracts, a further slowing in the pace of new contracting activity, additional declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment.
     Floaters
     Approximately 94% of the time on our intermediate and high-specification floater rigs is committed for the remainder of 2009. Additionally, commitments for 73% of the time on our floating rigs extend at least through 2010, with 9% of our floating units having contracts extending into the 2014-2015 timeframe. However, during the first quarter of 2009, a customer employing our semisubmersible Ocean Guardian in the United Kingdom, or U.K., sector of the North Sea entered into administration under U.K. law (a U.K. insolvency proceeding). The assets of that customer are in the process of being sold and our contract, which was expected to result in maximum total future revenues of approximately $350 million (through August 2011), will be canceled when the sale is concluded. Under terms of the sale, we will not receive material remuneration for the lost revenue under the contract. The rig is being actively marketed.
     International Jack-ups
     The industry’s jack-up market is divided between an international sector and a U.S. sector, with the international sector historically characterized by contracts of longer duration and higher prices, compared to the generally shorter term and lower priced domestic sector. However, to date in 2009 demand and dayrates are also continuing to soften internationally. Based on analyst reports to the effect that less than 20% of the industry’s new-build jack-up order book is under contract, it is expected that an oversupply of jack-up rigs will have an increasingly negative impact on the international sector during 2009 and beyond.
     U.S. Gulf of Mexico Jack-ups
     In the domestic jack-up sector, rapidly declining product prices have negatively impacted both demand and dayrates. In response, where possible we are continuing to seek to move units out of the U.S. Gulf of Mexico, or GOM, and into markets with generally longer contract duration and higher prices. Only one of our five available jack-up rigs positioned in the GOM is under contract. The remaining four units are stacked, with no work currently available. Absent a sustained improvement in commodity prices, weakness in the GOM is likely to continue in 2009, with an increasing number of rigs being cold-stacked by the industry in an effort to help bring equipment supply and demand into equilibrium. Currently, the number of working jack-ups in the GOM is at its lowest level since the early 1970’s.

Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of April 15, 2009, February 5, 2009 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2008), and April 24, 2008 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) and for the 2008 period includes both firm commitments (typically represented by signed contracts), as well as previously-disclosed letters of intent, or LOIs, where indicated. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

		February 5,
	April 15, 2009	2009	April 24, 2008(1)
		(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,059,000	$4,346,000	$4,100,000
Intermediate Semisubmersibles	5,148,000	5,567,000	6,188,000
Jack-ups	390,000	346,000	466,000

Total	$9,597,000	$10,259,000	$10,754,000

(1)	Contract drilling backlog as of April 24, 2008 included an aggregate $27.5 million in contract drilling revenue related to anticipated future work under an LOI.
     The following table reflects the amount of our contract drilling backlog by year as of April 15, 2009.

	For the Years Ending December 31,
	Total	2009(1)	2010	2011	2012 - 2016
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,059,000	$1,132,000	$1,260,000	$832,000	$835,000
Intermediate Semisubmersibles	5,148,000	1,277,000	1,379,000	953,000	1,539,000
Jack-ups	390,000	254,000	108,000	28,000	—

Total	$9,597,000	$2,663,000	$2,747,000	$1,813,000	$2,374,000

(1)	Represents a nine-month period beginning April 1, 2009.
     The following table reflects the percentage of rig days committed by year as of April 15, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2009(1)	2010	2011	2012 - 2016
Rig Days Committed (2)
High-Specification Floaters	93%	72%	43%	10%
Intermediate Semisubmersibles	95%	73%	48%	16%
Jack-ups	47%	15%	4%	—

(1)	Represents a nine-month period beginning April 1, 2009.

(2)	Includes approximately 890 and 490 scheduled shipyard, survey and mobilization days for 2009 and 2010, respectively.

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
     Operating Income. Our operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our drilling equipment. The principal components of our operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of our operating expenses. In general, our labor costs increase primarily due to higher salary levels, rig staffing requirements and costs associated with labor regulations in the geographic regions in which our rigs operate. In past years, we have experienced upward pressure on salaries and wages as a result of the strong offshore drilling market during this period and increased competition for skilled workers.
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
     During the remaining three quarters of 2009, four of our rigs will require 5-year surveys, and we expect that they will be out of service for approximately 160 days in the aggregate. We also expect to spend an additional approximately 780 days during the remainder of 2009 for intermediate surveys, the mobilization of rigs, contractually required modifications for international contracts and extended maintenance projects. In addition, we expect the Ocean Bounty to be taken out of service at some time during the second quarter of 2009 for shipyard work which we expect to extend until at least the end of 2009. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Overview – Contract Drilling Backlog.”
     Under our insurance policy that expires on May 1, 2009, our deductible for physical damage is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss) in the U.S. Gulf of Mexico due to named windstorms with an annual aggregate limit of $125.0 million.  Accordingly, our insurance coverage for all physical damage to our rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending May 1, 2009 is limited to $125.0 million.
     We are in the process of renewing our principal insurance coverages effective May 1, 2009. We have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs, it could have a material adverse effect on our financial position, results of operations and cash flows. However, we expect to continue to carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico. We expect that our coverage and policy limits for physical damage insurance will otherwise be similar to our current policy, except that we expect our deductible for physical damage to be $25.0 million per occurrence.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to these policies during the three months ended March 31, 2009.

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
Three Months Ended March 31, 2009 and 2008
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended
	March 31,		Favorable/
	2009	2008	(Unfavorable)
		(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$312,134	$281,071	$31,063
Intermediate Semisubmersibles	417,000	373,222	43,778
Jack-ups	126,574	116,047	10,527

Total Contract Drilling Revenue	$855,708	$770,340	$85,368

Revenues Related to Reimbursable Expenses	$30,012	$15,762	$14,250

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$93,628	$90,955	$(2,673)
Intermediate Semisubmersibles	130,715	143,971	13,256
Jack-ups	68,918	46,267	(22,651)
Other	4,486	3,814	(672)

Total Contract Drilling Expense	$297,747	$285,007	$(12,740)

Reimbursable Expenses	$29,715	$15,188	$(14,527)

OPERATING INCOME
High-Specification Floaters	$218,506	$190,116	$28,390
Intermediate Semisubmersibles	286,285	229,251	57,034
Jack-ups	57,656	69,780	(12,124)
Other	(4,486)	(3,814)	(672)
Reimbursable expenses, net	297	574	(277)
Depreciation	(85,062)	(69,192)	(15,870)
General and administrative expense	(16,315)	(15,722)	(593)
Gain on disposition of assets	55	51	4

Total Operating Income	$456,936	$401,044	$55,892

Other income (expense):
Interest income	576	4,373	(3,797)
Interest expense	(1,117)	(1,342)	225
Foreign currency transaction gain (loss)	(4,125)	1,867	(5,992)
Other, net	1,067	(162)	1,229

Income before income tax expense	453,337	405,780	47,557
Income tax expense	(104,756)	(115,273)	10,517

NET INCOME	$348,581	$290,507	$58,074

     During the first quarter of 2009, the global economic recession continued to impact our industry, resulting in reduced demand for energy and a significant decline in crude oil prices. However, because of our contracted revenue backlog, our results were not yet significantly impacted by these market conditions during the first quarter of 2009. The high overall utilization and historically high dayrates for our floater fleet contributed $74.8 million towards an aggregate $85.4 million, or 11%, increase in our revenues to $855.7 million in the first quarter of 2009 compared to $770.3 million in the first quarter of 2008.

     Average realized dayrates in many of our floater markets increased as our rigs operated under contracts at higher dayrates in the first quarter of 2009 than those earned during the first quarter of 2008, resulting in the generation of additional contract drilling revenues. However, overall revenue increases for our floater fleet were negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys. In addition, the GOM jack-up market continued to experience reduced demand and dayrates during the first quarter of 2009. The international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during the first three months of 2009.
     Total contract drilling expenses increased $12.7 million, or 4%, during the first quarter of 2009 compared to the same period in 2008. Overall higher costs during the 2009 period reflect the inclusion of normal operating costs for the recently upgraded Ocean Monarch and our new jack-ups Ocean Shield and Ocean Scepter, as well as survey and related maintenance costs, contract preparation and mobilization costs, partially offset by lower operating costs resulting from the decline in utilization.
     Depreciation expense increased $15.9 million to $85.1 million during the first quarter of 2009, or 23% compared to the first quarter of 2008, due to a higher depreciable asset base.
High-Specification Floaters.

	Three Months Ended
	March 31,		Favorable/
	2009	2008	(Unfavorable)
		(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$244,874	$235,983	$8,891
Australia/Asia/Middle East	34,660	17,643	17,017
South America	32,600	27,445	5,155

Total Contract Drilling Revenue	$312,134	$281,071	$31,063

CONTRACT DRILLING EXPENSE
GOM	$65,174	$53,363	$(11,811)
Australia/Asia/Middle East	7,409	6,449	(960)
South America	21,045	31,143	10,098

Total Contract Drilling Expense	$93,628	$90,955	$(2,673)

OPERATING INCOME	$218,506	$190,116	$28,390

     GOM. Revenues generated by our high-specification floaters operating in the GOM increased $8.9 million during the first quarter of 2009 compared to the same period in 2008. Average operating revenue per day for our high-specification floaters in this market, excluding the Ocean Monarch, increased to $400,100 during the first quarter of 2009 compared to $362,000 in the first quarter of 2008, resulting in additional revenues of $27.7 million. All of our high-specification semisubmersible rigs in the GOM are currently contracted at dayrates higher than those earned during the first quarter of 2008. The Ocean Monarch began operating in the GOM late in the first quarter of 2009 and generated revenues of $7.5 million during that period.
     Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Monarch, decreased from 89% in the first quarter of 2008 to 82% in the first quarter of 2009, resulting in a $26.3 million decrease in revenues comparing the quarters. The decrease in utilization was primarily due to a higher number of scheduled downtime days for special surveys and repairs during the first quarter of 2009 compared to the first quarter of 2008 and contract preparation activities for the Ocean Quest, which was relocated to Brazil late in the first quarter of 2009.
     Operating costs during the first quarter of 2009 for our high-specification floaters in the GOM increased $11.8 million compared to the first quarter of 2008 to $65.2 million. The overall increase in operating costs for the first quarter of 2009 compared to the same quarter of 2008 was primarily due to higher survey, repair and mobilization costs, as well as the inclusion of normal operating costs for the Ocean Monarch, which began operating under contract in mid-March 2009.

     Australia/Asia/Middle East. During the first quarter of 2009, our high-specification rig operating offshore Malaysia, the Ocean Rover, generated $17.0 million in additional revenues compared to the first quarter of 2008 primarily due to an increase in the average operating dayrate from $195,100 during the first quarter of 2008 to $384,400 during the first quarter of 2009.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil increased $5.2 million compared to the first quarter of 2008. The increase in revenue was primarily due to an increase in utilization from 71% during the first quarter of 2008 to 93% for the first quarter of 2009. The increase in utilization reflects 39 incremental rig operating days in the 2009 period.
     Contract drilling expense for our operations in Brazil decreased $10.1 million during the first quarter of 2009 compared to the same period in 2008, primarily due to a reduction in costs attributable to a 2008 survey of the Ocean Clipper.
Intermediate Semisubmersibles.

	Three Months Ended
	March 31,		Favorable/
	2009	2008	(Unfavorable)
		(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$51,300	$27,300	$24,000
Mexico	53,930	66,229	(12,299)
Australia/Asia/Middle East	116,352	69,131	47,221
Europe/Africa/Mediterranean	124,166	110,470	13,696
South America	71,252	100,092	(28,840)

Total Contract Drilling Revenue	$417,000	$373,222	$43,778

CONTRACT DRILLING EXPENSE
GOM	$12,210	$5,965	$(6,245)
Mexico	10,964	19,371	8,407
Australia/Asia/Middle East	26,203	41,078	14,875
Europe/Africa/Mediterranean	32,518	37,911	5,393
South America	48,820	39,646	(9,174)

Total Contract Drilling Expense	$130,715	$143,971	$13,256

OPERATING INCOME	$286,285	$229,251	$57,034

     GOM. Revenues generated and contract drilling expense incurred during the first quarter of 2009 by our intermediate semisubmersible fleet operating in the GOM increased $24.0 million and $6.2 million, respectively, compared to the same period in 2008, primarily due to the relocation of the Ocean Ambassador to the GOM from Mexico in the second quarter of 2008.
     Mexico. Revenues generated and contract drilling expense incurred by our intermediate semisubmersibles operating offshore Mexico decreased $12.3 million and $8.4 million, respectively, during the first quarter of 2009 compared to the first quarter of 2008 primarily due to the relocation of the Ocean Ambassador to the GOM.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region increased $47.2 million in the first quarter of 2009 compared to the same period in 2008 primarily due to an increase in average operating revenue per day from $234,300 during the first quarter of 2008 to $333,600 during the first quarter of 2009. The increase in average operating revenue per day generated additional revenues of $28.0 million during the first three months of 2009.
     Average utilization in this region increased to 97% during the first quarter of 2009 from 81% during the first quarter of 2008, resulting in an increase of $19.3 million in revenues during the first three months of 2009. The increase in utilization was primarily the result of 92% utilization for the Ocean Patriot during the first quarter of 2009 compared to 29% during the comparable period of 2008, which resulted from 64 days of unpaid scheduled downtime for a special survey.

     Contract drilling expense for the Australia/Asia/Middle East region decreased $14.9 million in the first quarter of 2009 compared to the first quarter of 2008. Contract drilling expense during the first quarter of 2009 reflected routine operating costs for our rigs in this region but in the prior year quarter it included survey and related repair costs for the Ocean Patriot and higher labor and personnel-related costs for our rigs operating offshore Australia.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $13.7 million in the first quarter of 2009 compared to the same period in 2008, primarily due to higher dayrates earned by our three rigs currently operating in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for these three semisubmersibles increased from $220,300 in the first quarter of 2008 to $357,600 in the first quarter of 2009, contributing $35.5 million in additional revenue during the 2009 quarter. The Ocean Lexington generated an additional $4.4 million operating offshore Libya during the first quarter of 2009 compared to its operation offshore Egypt during the first quarter of 2008.
     Additionally, during the first quarter of 2009, a customer employing our semisubmersible rig, the Ocean Guardian, entered into administration under U.K. law (a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy reorganization but with an external manager, typically an accountant, running the company). As a result, our revenues in this region were negatively impacted by $25.7 million during the first quarter of 2009.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $5.4 million in the first quarter of 2009 compared to the first quarter of 2008, primarily due to lower labor and personnel related costs for our rigs operating in the North Sea including the reversal of a previously recorded reserve for paid time off for our U.K. national employees. The decrease in operating costs during the first quarter of 2009 was partially offset by an increase in costs associated with the completion of a scheduled survey of the Ocean Princess during the first quarter of 2009.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region decreased $28.8 million in the first quarter of 2009 compared to the same period in 2008 primarily due to 142 days of scheduled, unpaid downtime for contract modifications to and acceptance testing of three of our rigs now operating offshore Brazil. In addition, during the first quarter of 2008, the Ocean Worker generated $11.2 million of additional revenues associated with the amortization of deferred mobilization revenue and a higher dayrate while operating offshore Trinidad and Tobago, compared to the same period in 2009. Partially offsetting these declines in revenue was a $19.7 million contribution to revenues by the Ocean Yorktown, which began operating in Brazil during the third quarter of 2008.
     Operating expenses for our operations in the South American region increased $9.2 million in the first quarter of 2009, compared to the first quarter of 2008, primarily due to the inclusion of normal operating costs for the Ocean Yorktown and costs associated with a survey, contract modifications to and acceptance testing of three of our other rigs operating in this region.

Jack-Ups.

	Three Months Ended
	March 31,		Favorable/
	2009	2008	(Unfavorable)
		(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$30,129	$44,469	$(14,340)
Mexico	26,718	24,317	2,401
Australia/Asia/Middle East	23,211	20,200	3,011
Europe/Africa/Mediterranean	25,666	27,061	(1,395)
South America	20,850	—	20,850

Total Contract Drilling Revenue	$126,574	$116,047	$10,527

CONTRACT DRILLING EXPENSE
GOM	$24,957	$24,155	$(802)
Mexico	8,059	9,025	966
Australia/Asia/Middle East	14,032	7,152	(6,880)
Europe/Africa/Mediterranean	10,674	5,935	(4,739)
South America	11,196	—	(11,196)

Total Contract Drilling Expense	$68,918	$46,267	$(22,651)

OPERATING INCOME	$57,656	$69,780	$(12,124)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $14.3 million during the first quarter of 2009 compared to the first quarter of 2008. Average utilization decreased from 94% during the first quarter of 2008 to 65% during the first quarter of 2009 due to a decrease in demand for rigs in the GOM, resulting in a $10.6 million decrease in revenues. Our jack-up fleet in the GOM had 160 ready-stack days during the first quarter of 2009 compared to 22 ready-stack days during the same period in 2008. In addition, revenues for the first quarter of 2009 decreased $12.7 million due to the Ocean Tower being taken out of service as a result of damages sustained during a hurricane in the third quarter of 2008.
     In contrast, average operating revenue per day in the first quarter of 2009 increased to $86,100 from $74,300 in the first quarter of 2008, resulting in a $9.0 million increase in revenue compared to the prior year quarter.
     Mexico. Revenue increased and contract drilling expense decreased for our jack-up rigs operating in Mexico by $2.4 million and $1.0 million, respectively, in the first quarter of 2009 compared to the first quarter of 2008, primarily due to the operation of the Ocean Columbia offshore Mexico in 2009. During the first quarter of 2008, the Ocean Columbia incurred 25 days of downtime for acceptance testing, during which time the rig did not earn revenue and incurred additional repair and maintenance costs.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region increased $3.0 million in the first quarter of 2009 compared to the same period in 2008, including $18.9 million of revenues earned by our recently completed jack-up rig, the Ocean Shield. Partially offsetting the favorable revenue contribution by the Ocean Shield was a $3.7 million reduction in revenues for the Ocean Sovereign due to unpaid downtime for a regulatory survey and shipyard projects, partially offset by a higher operating dayrate earned during the first quarter of 2009. Revenues also decreased $12.2 million due to the relocation of the Ocean Heritage to Egypt in late June 2008.
     Contract drilling expense in the Australia/Asia/Middle East region increased $6.9 million during the first quarter of 2009 primarily due to the addition of normal operating costs for the Ocean Shield and costs associated with the survey and shipyard project costs for the Ocean Sovereign. The increased costs were partially offset by the absence of operating costs for the Ocean Heritage.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $1.4 million during the first quarter of 2009 compared to the same period in 2008. The decrease in revenue was primarily due to a $4.0 million reduction in revenues generated by the Ocean Spur during the first quarter of 2009 compared to the prior year quarter. During the first quarter of 2008, we recognized a $6.5 million lump-sum demobilization fee earned by the Ocean Spur upon completion of its initial contract offshore Egypt. These revenue decreases were partially offset by an increase of $3.1 million generated by the Ocean Heritage, which relocated to Egypt in late June 2008.

     The $4.7 million increase in operating expenses in the region is primarily attributable to the inclusion of normal operating costs for the Ocean Heritage.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina late in the third quarter of 2008, generating $20.9 million in revenues and incurring $11.2 million in contract drilling expense.
Contract Drilling Expense — Other.
     Contract drilling expense – other includes a $3.3 million provision for bad debt expense related to the doubtful collection of an account receivable from one of our customers in the GOM that we recorded in the first quarter of 2009.
Depreciation.
     Depreciation expense increased $15.9 million to $85.1 million during the first quarter of 2009 compared to $69.2 million during the same period in 2008, primarily due to depreciation associated with capital additions in 2008 and 2009, including depreciation of our two newly constructed jack-ups, the Ocean Shield and Ocean Scepter, and our recently upgraded high specification floater, the Ocean Monarch.
Interest Income.
     Our interest income decreased $3.8 million to $0.6 million during the first quarter of 2009 from $4.4 million during the first quarter of 2008. The decrease was primarily due to lower interest rates earned on our invested cash balances during the first three months of 2009 compared to the same period in 2008.
Interest Expense.
     Interest expense for the quarters ended March 31, 2009 and 2008 relates primarily to interest accrued on our outstanding indebtedness, net of capitalized interest, and our liabilities for uncertain tax positions. During the first quarter of 2009, we reversed $5.5 million of previously accrued interest expense related to an uncertain tax position for which the statute of limitations had expired (see “ – Income Tax Expense”). During the first three months of 2008, we capitalized interest of $5.5 million related to the construction of the Ocean Scepter and Ocean Shield and the upgrade of the Ocean Monarch, which were all completed in 2008. We have no current rig construction or upgrade projects that qualify for interest capitalization.
Foreign Currency Transaction Gain (Loss).
     Foreign currency transaction gains (losses) include gains and losses from the settlement of foreign currency forward exchange contracts and fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies. During the first quarter of 2009, we recognized net foreign currency exchange losses of $4.1 million, including $25,000 in net losses on foreign currency forward exchange contracts. During the first quarter of 2008, we recognized net foreign currency exchange gains of $1.9 million.
Income Tax Expense.
     Our estimated annual effective tax rate for the three months ended March 31, 2009 was 25.1%, compared to the 28.4% effective tax rate for the comparable period in 2008. The lower effective tax rate in the current quarter is primarily due to differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate.
     On March 31, 2009, the statute of limitations relative to a 2003 uncertain tax position in Mexico expired. As a consequence we reversed $5.5 million of previously accrued interest expense and $5.9 million of previously accrued tax expense, $0.8 million of which had been accrued for penalties. There was no comparable accrual reversal in the three months ended March 31, 2008.

Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “– $285 Million Revolving Credit Facility.”
     At March 31, 2009, we had $509.9 million in “Cash and cash equivalents” and $300.9 million in “Investments and marketable securities,” representing our investment of cash available for current operations. Our Consolidated Balance Sheets at March 31, 2009 also included $100.0 million in “Receivable for sale of marketable securities” and a $200.0 million “Payable for purchase of marketable securities” relating to investments sold and purchased, respectively, on March 31, 2009 that did not settle until the subsequent month.
     Cash Flows from Operations. Our cash flows from operations are impacted by the ability of our customers to weather the continuing, current global financial and credit crisis, as well as the volatility in commodity prices. In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Tightening of the credit markets may preclude us from doing business with potential customers and could have an impact on our existing customers, causing them to fail to meet their obligations to us.
     These external factors which affect our cash flows from operations are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “– Overview – Industry Conditions,” “ – Forward-Looking Statements,” “Risk Factors” in Item 1A of this report and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Based on our current credit ratings at March 31, 2009, the applicable margin on LIBOR loans would have been 0.24%. As of March 31, 2009, there were no loans outstanding under the Credit Facility; however, $64.9 million in letters of credit were issued and outstanding under the Credit Facility.
     Shelf Registration. We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities.
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
     Purchase Obligations Related to Rig Construction/Modifications.
     We had no purchase obligations for major rig upgrades or any other significant obligations at March 31, 2009, except for those related to our direct rig operations, which arise during the normal course of business.
     Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of March 31, 2009 in the amount of $170.1 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $64.9 million in letters of credit issued under our Credit Facility, as described in the table below. Eight of these bonds totaling $105.1 million were purchased from a related party after obtaining competitive quotes. Agreements relating to approximately $94.4 million of performance bonds can require collateral at any time. As of March 31, 2009, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

	For the years ending December 31,
	Total	2009	2010	Beyond
	(In thousands)
Other Commercial Commitments
Customs bonds	$49,009	$49,009	$—	$—
Performance bonds	108,117	2,132	87,129	18,856
Other	12,980	4,703	8,277	—

Total obligations	$170,106	$55,844	$95,406	$18,856

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     We have budgeted approximately $400 million of capital expenditures for 2009 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. During the first quarter of 2009, we spent approximately $130.4 million pursuant to these programs. In addition, we expect to spend an additional $70.0 million in 2009 in connection with shipyard projects for the Ocean Bounty. We expect to finance our 2009 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At March 31, 2009 and December 31, 2008, we had no off-balance sheet debt or other arrangements.

Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Net Cash Provided by Operating Activities.

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Net income	$348,581	$290,507	$58,074
Net changes in operating assets and liabilities	(91,118)	(86,916)	(4,202)
(Gain) on sale and disposition of assets	(55)	(51)	(4)
(Gain) loss on sale of marketable securities	(597)	1	(598)
(Gain) loss on foreign currency forward exchange contracts	25	(2,123)	2,148
Deferred tax provision	8,365	10,436	(2,071)
Depreciation and other non-cash items, net	141,878	86,681	55,197

	$407,079	$298,535	$108,544

     Our cash flows from operations during the first three months of 2009 increased $108.5 million or 36% compared to the same period in 2008. The increase in cash flows from operations for the first quarter of 2009 compared to the comparable period in 2008 is primarily the result of higher dayrates earned by our floater fleet, most notably in the Australia/Asia markets, as well as contributions to earnings by the newly constructed Ocean Scepter and Ocean Shield and the recently upgraded Ocean Monarch. Deferred income and expenses, primarily related to rig mobilizations and customer prepayments, generated cash of $52.6 million during the first three months of 2009 compared to $12.8 million during the comparable period of 2008.
     We used an additional $4.2 million to satisfy our working capital needs during the first quarter of 2009 compared to the first quarter of 2008. Trade and other receivables used cash of $114.0 million during the first three months of 2009 compared to $77.6 million during the comparable period of 2008. In contrast, we used $33.5 million less cash during the first three months of 2009 to satisfy our operating liabilities compared to the same period in 2008. During the first three months of 2009, we paid foreign income taxes net of refunds of $45.7 million. During the first three months of 2008, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $47.8 million and $14.0 million, respectively.
Net Cash Used in Investing Activities.

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Purchase of marketable securities	$(1,149,112)	$(299,517)	$(849,595)
Proceeds from sale of marketable securities	1,348,964	300,030	1,048,934
Capital expenditures	(130,408)	(125,658)	(4,750)
Proceeds from disposition of assets	325	83	242
(Cost of) proceeds from settlement of foreign currency forward exchange contracts	(24,789)	750	(25,539)

	$44,980	$(124,312)	$169,292

     Our investing activities provided $45.0 million during the first three months of 2009 compared to a usage of $124.3 million during the comparable period of 2008. During the first quarter of 2009, we sold marketable securities, net of purchases, of $199.9 million compared to net sales of $0.5 million during the first quarter of 2008. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first three months of 2009, we spent approximately $130.3 million related to ongoing capital maintenance programs, including rig modifications to meet contractual requirements, compared to $100.1 million during the same period in 2008. In addition, during the first three months of 2008, we spent approximately $25.5 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter and Ocean Shield. As of March 31, 2009, our most recent fleet enhancement and additions program had been completed.

     Beginning in the latter part of 2008, the strengthening U.S. dollar (or, conversely, the weakening foreign currency) negatively impacted our expiring foreign currency forward exchange contracts entered into as economic hedges of our foreign currency requirements and resulted in an aggregate realized loss of $24.8 million for the first quarter of 2009. During the first quarter of 2008, we recognized $0.8 million in realized gains on the settlement of foreign currency forward exchange contracts. As of March 31, 2009, we had foreign currency exchange contracts outstanding in the aggregate notional amount of $101.5 million, consisting of $23.4 million in Australian dollars, $31.5 million in Brazilian reais, $30.4 million in British pounds sterling, $8.4 million in Mexican pesos and $7.8 million in Norwegian kroner. These contracts settle at various times through June 2009.
Net Cash Used in Financing Activities.

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Payment of dividends	$(278,257)	$(190,995)	$(87,262)
Proceeds from stock options exercised	—	52	(52)
Other	—	83	(83)

	$(278,257)	$(190,860)	$(87,397)

     During the first three months of 2009, we paid cash dividends totaling $278.3 million, consisting of the aggregate of a regular cash dividend of $17.4 million, or $0.125 per share of our common stock, and a special cash dividend of $260.9 million, or $1.875 per share of our common stock. During the first three months of 2008, we paid cash dividends totaling $191.0 million, consisting of a regular cash dividend of $17.4 million, or $0.125 per share of our common stock, and a special cash dividend of $1.25 per share of our common stock, totaling $173.6 million.
     On April 22, 2009, we declared a regular cash dividend and a special cash dividend of $0.125 and $1.875, respectively, per share of our common stock. Both the quarterly regular cash dividend and the special cash dividends are payable on June 1, 2009 to stockholders of record on May 1, 2009.
     Our Board of Directors has adopted a policy to consider paying special cash dividends, in amounts to be determined, on a quarterly basis. Our Board of Directors may, in subsequent quarters, consider paying additional special cash dividends, in amounts to be determined, if it believes that our financial position, earnings, earnings outlook, capital spending plans and other relevant factors warrant such action at that time.
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the three months ended March 31, 2009 or 2008.
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

Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. Financial Accounting Standard, or FAS, 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is allowed. We are currently evaluating the impact that adopting FSP FAS 157-4 will have on our results of operations and financial position, as well as the enhanced disclosure requirements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 APB 28-1. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Early adoption is allowed; however, only if an entity has elected to early adopt FSP FAS 157-4. We are in the process of reviewing the additional disclosure requirements under FSP FAS 107-1 APB 28-1.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “– Overview – Industry Conditions”);

•	future uses of and requirements for financial resources (see “– Liquidity and Capital Requirements” and “– Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “– Liquidity and Capital Requirements – Credit Ratings,” “– Other” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “– Overview – Industry Conditions” and “– Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows (see “ – Overview – Contract Drilling Backlog”);

•	future regular or special dividends (see “ – Historical Cash Flows”);

•	financing plans (see “ – Sources of Liquidity and Capital Resources” and “ – Liquidity and Capital Requirements”);

•	tax planning (See “– Overview – Critical Accounting Estimates”);

•	budgets for capital and other expenditures (see “– Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “– Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig conversion and upgrade projects;

•	plans and objectives of management;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification (see “Risk Factors”).
     These types of statements inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	general economic and business conditions, including the extent and duration of the current credit crisis and recession;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including in oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the risk that an LOI may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2009 and December 31, 2008, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2009 and December 31, 2008, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of March 31, 2009 and December 31, 2008, there were no loans outstanding under the Credit Facility (however, $64.9 million and $58.1 million in letters of credit were issued and outstanding under the Credit Facility at March 31, 2009 and December 31, 2008, respectively).
     Our long-term debt, as of March 31, 2009 and December 31, 2008, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $19.8 million and $20.9 million as of March 31, 2009 and December 31, 2008, respectively. A 100-basis point decrease would result in an increase in market value of $19.9 million and $21.6 million as of March 31, 2009 and December 31, 2008, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange contracts in the normal course of business. These contracts may require us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of March 31, 2009, we had foreign currency exchange contracts outstanding in the aggregate notional amount of $101.5 million, consisting of $23.4 million in Australian dollars, $31.5 million in Brazilian reais, $30.4 million in British pounds sterling, $8.4 million in Mexican pesos and $7.8 million in Norwegian kroner. These contracts settle at various times through June 2009.
     At March 31, 2009, we have presented the fair value of our outstanding foreign currency forward exchange contracts as a current liability of $12.5 million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	March 31,		December 31,		March 31,		December 31,
	2009		2008		2009		2008
			(In thousands)
Interest rate:
Marketable securities	$300,926	(a)	$400,592	(a)	$(600	)(c)	$(2,000	)(c)
Long-term debt	(460,980	)(b)	(470,040	)(b)	—		—

Foreign Exchange:
Forward exchange contracts	(12,500	)(d)	(37,300	)(d)	(16,400	)(e)	(32,600	)(e)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2009 and December 31, 2008.

(b)	The fair values of our 4.875% Senior Notes due 2015 and 5.15% Senior Notes due 2014 are based on the quoted closing market prices on March 31, 2009 and December 31, 2008 from brokers of these instruments. The fair value of our Zero Coupon Convertible Debentures due 2020 is based on the closing market price of our common stock on March 31, 2009 and December 31, 2008 and the stated conversion rate for the debentures.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2009 and December 31, 2008.

(d)	The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on March 31, 2009 and December 31, 2008.

(e)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at at March 31, 2009 and December 31, 2008, with all other variables held constant.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
     Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of certain material risk factors facing our company.  The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2008 captioned “We are self-insured for a portion of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.” is no longer applicable and is deleted in its entirety.
     The following new risk factor is added:
We have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

     Because the amount of insurance coverage available to us has been significantly limited and the cost for such coverage has increased substantially, we have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.  This change results in a higher risk of losses, which could be material, that are not covered by third party insurance contracts. If one or more named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)
Date April 28, 2009	By:	/s/ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date April 28, 2009		/s/ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-Laws (as amended through October 22, 2007) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 26, 2007).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

*	Filed or furnished herewith.