Form 10-Q
period 2009-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2009-07-29
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
      Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 24, 2009	Common stock, $0.01 par value per share	139,003,798 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PAGE NO.

COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	41

ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION	44

ITEM 4. Submission of Matters to a Vote of Security Holders	44

ITEM 6. Exhibits	44

SIGNATURES	45

EXHIBIT INDEX	46
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$470,428	$336,052
Marketable securities	200,920	400,592
Accounts receivable, net of provision for bad debts	736,518	574,842
Prepaid expenses and other current assets	150,052	123,046
Assets held for sale	32,201	32,201

Total current assets	1,590,119	1,466,733
Drilling and other property and equipment, net of accumulated depreciation	3,918,052	3,414,373
Long-term receivable	17,157	—
Other assets	83,205	73,325

Total assets	$5,608,533	$4,954,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,004	$93,982
Accrued liabilities	315,932	329,526
Taxes payable	46,627	85,579
Current portion of long-term debt	4,107	—

Total current liabilities	432,670	509,087

Long-term debt	998,562	503,280
Deferred tax liability	501,745	462,026
Other liabilities	129,371	118,553

Total liabilities	2,062,348	1,592,946

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,920,598 shares issued and 139,003,798 shares outstanding at June 30, 2009 and 143,917,850 shares issued and 139,001,050 shares outstanding at December 31, 2008)	1,439	1,439
Additional paid-in capital	1,960,534	1,957,041
Retained earnings	1,694,755	1,516,908
Accumulated other comprehensive income	3,870	510
Treasury stock, at cost (4,916,800 shares at June 30, 2009 and December 31, 2008)	(114,413)	(114,413)

Total stockholders’ equity	3,546,185	3,361,485

Total liabilities and stockholders’ equity	$5,608,533	$4,954,431

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Contract drilling	$923,458	$936,626	$1,779,166	$1,706,966
Revenues related to reimbursable expenses	22,949	17,746	52,961	33,508

Total revenues	946,407	954,372	1,832,127	1,740,474

Operating expenses:
Contract drilling	304,853	273,436	602,600	558,443
Reimbursable expenses	22,431	17,346	52,146	32,534
Depreciation	85,431	70,803	170,493	139,995
General and administrative	16,166	15,768	32,481	31,490
Gain on disposition of assets	(93)	(226)	(148)	(277)

Total operating expenses	428,788	377,127	857,572	762,185

Operating income	517,619	577,245	974,555	978,289

Other income (expense):
Interest income	1,190	2,941	1,766	7,314
Interest expense	(11,288)	(1,895)	(12,405)	(3,237)
Foreign currency transaction gain	13,733	12,574	9,608	14,441
Other, net	(416)	(86)	651	(248)

Income before income tax expense	520,838	590,779	974,175	996,559

Income tax expense	(133,398)	(174,615)	(238,154)	(289,888)

Net income	$387,440	$416,164	$736,021	$706,671

Income per share:
Basic	$2.79	$2.99	$5.30	$5.09

Diluted	$2.79	$2.99	$5.29	$5.08

Weighted-average shares outstanding:
Shares of common stock	139,002	138,959	139,001	138,916
Dilutive potential shares of common stock	79	124	72	152

Total weighted-average shares outstanding	139,081	139,083	139,073	139,068

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$736,021	$706,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170,493	139,995
(Gain) on disposition of assets	(148)	(277)
(Gain) loss on sale of marketable securities, net	(599)	3
(Gain) on foreign currency forward exchange contracts	(8,837)	(17,150)
Deferred tax provision	37,910	22,715
Accretion of discounts on marketable securities	(503)	(838)
Amortization/write-off of debt issuance costs	274	304
Amortization of debt discounts	134	120
Stock-based compensation expense	3,376	3,209
Excess tax benefits from stock-based payment arrangements	—	(1,081)
Deferred income, net	66,716	2,113
Deferred expenses, net	(2,257)	(4,650)
Long-term receivable	(17,157)	—
Other items, net	6,619	5,019
Changes in operating assets and liabilities:
Accounts receivable	(166,449)	(150,283)
Prepaid expenses and other current assets	(25,108)	(17,731)
Accounts payable and accrued liabilities	(49,073)	(69,834)
Taxes payable	(46,014)	(24,219)

Net cash provided by operating activities	705,398	594,086

Investing activities:
Capital expenditures	(226,284)	(319,879)
Rig acquisition	(460,000)	—
Proceeds from disposition of assets, net of disposal costs	453	1,131
Deposits received on sale of rig	6,000	—
Proceeds from sale and maturities of marketable securities	3,198,829	650,022
Purchases of marketable securities	(2,998,780)	(649,107)
(Cost of) proceeds from settlement of foreign currency forward exchange contracts	(28,862)	7,496

Net cash used in investing activities	(508,644)	(310,337)

Financing activities:
Issuance of 5.875% senior unsecured notes	499,255	—
Debt issuance costs and arrangement fees	(3,752)	—
Payment of dividends	(558,036)	(382,648)
Proceeds from stock plan exercises	155	1,510
Excess tax benefits from stock-based payment arrangements	—	1,081
Redemption of 1.5% debentures	—	(73)

Net cash used in financing activities	(62,378)	(380,130)

Net change in cash and cash equivalents	134,376	(96,381)
Cash and cash equivalents, beginning of period	336,052	637,961

Cash and cash equivalents, end of period	$470,428	$541,580

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
     As of July 24, 2009, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
     Our management has evaluated subsequent events through July 28, 2009.
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
     Both our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, and our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, are within the scope of FSP APB 14-1. Consequently, we retrospectively applied the requirements of the pronouncement to both of these issuances. The effect of adoption on our Consolidated Balance Sheets is as follows:

	Zero Coupon Debentures		1.5% Debentures		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(In thousands)
Increase (Decrease):
Drilling and other property and equipment, net	$6,256	$6,429	$9,046	$9,240	$15,302	$15,669
Deferred tax liability	1,049	1,080	1,709	1,741	2,758	2,821
Additional paid-in capital	48,997	48,997	62,701	62,701	111,698	111,698
Retained earnings	(43,790)	(43,648)	(55,364)	(55,202)	(99,154)	(98,850)

     The effect of the adoption of FSP APB 14-1 on our Consolidated Statements of Operations is as follows:

	Zero Coupon Debentures				1.5% Debentures				Total
	June 30				June 30				June 30
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(In thousands)
Increase (Decrease):
Depreciation expense	$86	$69	$173	$139	$97	$73	$194	$145	$183	$142	$367	$284
Tax expense	(15)	(12)	(31)	(24)	(16)	(12)	(32)	(23)	(31)	(24)	(63)	(47)
Income from continuing operations	(71)	(57)	(142)	(115)	(81)	(61)	(162)	(122)	(152)	(118)	(304)	(237)
Net income	(71)	(57)	(142)	(115)	(81)	(61)	(162)	(122)	(152)	(118)	(304)	(237)
     Debt discounts related to our Zero Coupon Debentures and 1.5% Debentures were fully amortized in 2005 and 2007, respectively. Consequently, the adoption of FSP APB 14-1 had no effect on the carrying amount of our Zero Coupon Debentures at June 30, 2009 and December 31, 2008. Our then outstanding 1.5% Debentures were redeemed in full in April 2008.
     The carrying amounts of the liability and equity components of the debentures at June 30, 2009 and December 31, 2008 is as follows:

	Zero Coupon Debentures		1.5% Debentures		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(In thousands)
Carrying amount of liability component of debt issue	$4,107	$4,036	$—	$—	$4,107	$4,036
Carrying amount of equity component of debt issue	$48,997	$48,997	$62,701	$62,701	$111,698	$111,698
     Interest expense (net of capitalized interest) for our Zero Coupon Debentures related to the contractual coupon rate was $36,000 and $7,000 for the three months ended June 30, 2009 and 2008, respectively, with an effective interest rate of 3.63% in each period. Interest expense (net of capitalized interest) for our Zero Coupon Debentures related to the contractual coupon rate was $72,000 and $12,000 for the six months ended June 30, 2009 and 2008, respectively, with an effective interest rate of 3.63% in each period. Interest expense (net of capitalized interest) for the 1.5% Debentures related to the contractual coupon interest rate was $16,000 and $17,000 for the three months and six months ended June 30, 2008, respectively. The effective interest rate for the 1.5% Debentures was 1.6% for the three months ended June 30, 2008. See Note 10.
     The adoption of FSP APB 14-1 resulted in a $0.01 per share decline in basic and diluted earning per share for the three months ended June 30, 2008, from $3.00 per share to $2.99 per share. The adoption of FSP APB 14-1 had no effect on previously stated basic and diluted earnings per share for the six months ended June 30, 2008. As required, our consolidated financial statements and notes thereto have been adjusted to reflect the effect of adoption of FSP APB 14-1 on January 1, 2009.
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
     We have adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. See Note 5.
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $12.5 million and $12.6 million for the six months ended June 30, 2009 and 2008, respectively.
     We made estimated U.S. federal income tax payments of $140.0 million and $235.0 million during the six months ended June 30, 2009 and 2008, respectively. We paid $106.1 million and $62.1 million in foreign income taxes, net of foreign tax refunds, during the six months ended June 30, 2009 and 2008, respectively.
     Capital expenditures for the six months ended June 30, 2009 included $59.4 million that were accrued but unpaid at December 31, 2008. Capital expenditures for the six months ended June 30, 2008 included $43.0 million that were accrued but unpaid at December 31, 2007. Capital expenditures that were accrued but not paid as of June 30, 2009 totaled $47.6 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at June 30, 2009.
     We recorded income tax benefits of $2,000 and $1.3 million related to employee stock plan exercises during the six months ended June 30, 2009 and 2008, respectively.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. There were no qualifying expenditures during the six months ended June 30, 2009. During the six months ended June 30, 2008, we capitalized interest on qualifying expenditures related to the upgrade of the Ocean Monarch for ultra-deepwater service (completed December 2008) and the construction of our two jack-up rigs, the Ocean Shield (completed May 2008) and the Ocean Scepter (completed August 2008).
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008
	(In thousands)
Total interest cost including amortization of debt issuance costs	$7,186	$14,052
Capitalized interest	(5,291)	(10,815)

Total interest expense as reported	$1,895	$3,237

Assets Held For Sale
     At December 31, 2008, we had transferred the $32.2 million net book value of the Ocean Tower to “Assets held for sale” in our Consolidated Balance Sheets. In December 2008, we entered into an agreement to sell the rig, which was damaged during a hurricane in September 2008, at a price in excess of its $32.2 million carrying value. In connection with the execution of the sales agreement, and amendments thereto, we received $9.5 million in aggregate deposits ($3.5 million in 2008 and $6.0 million in 2009) from the purchaser, which we have recorded in

“Accrued liabilities” in our Consolidated Balance Sheets. We expect to complete the sale in the third quarter of 2009.
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
     As of June 30, 2009, we evaluated the Ocean Tower and our three mat-supported jack-up rigs (Ocean Champion, Ocean Crusader and Ocean Drake), which had been cold-stacked during the second quarter of 2009, for impairment. The Ocean Tower has a pending sales agreement for a price in excess of its carrying value (see “ — Assets Held For Sale”) and is not considered to be impaired. We evaluated our three cold-stacked rigs for impairment using the probability-weighted cash flow analysis discussed above. Based on these analyses, we determined that the probability-weighted cash flows exceeded the carrying value of each rig.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$387,440	$416,164	$736,021	$706,671
Other comprehensive gains (losses), net of tax:
Unrealized holding gain on forward exchange contracts	3,831	—	3,831	—
Unrealized holding gain on investments	9	9	36	18
Reclassification adjustment for gain included in net income	(14)	—	(507)	—

Comprehensive income	$391,266	$416,173	$739,381	$706,689

     The tax related to the change in unrealized holding gains on investments was approximately $5,000 and $19,000 for the three months and six months ended June 30, 2009. The tax effect on the reclassification adjustment for net gains included in net income was approximately $8,000 and $273,000 for the three and six months ended June 30, 2009, respectively. The tax related to the change in unrealized holding gains on our forward exchange contracts was approximately $2.1 million for the three months and six months ended June 30, 2009.
     The tax related to the change in unrealized holding gains on investments was approximately $5,000 and $10,000 for the three months and six months ended June 30, 2008, respectively.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses on our foreign currency forward exchange contracts not designated as accounting hedges, are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2009, we recognized net foreign currency exchange gains of $13.7 million and $9.6 million, respectively. For the three and six months ended June 30, 2008, we recognized net foreign currency exchange gains of $12.5 million and $14.4 million, respectively. See Note 4.
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
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income — basic (numerator):	$387,440	$416,164	$736,021	$706,671
Effect of dilutive potential shares
1.5% Debentures	—	10	—	11
Zero Coupon Debentures	24	5	46	8

Net income including conversions — diluted (numerator)	$387,464	$416,179	$736,067	$706,690

Weighted average shares — basic (denominator):	139,002	138,959	139,001	138,916
Effect of dilutive potential shares
1.5% Debentures	—	5	—	38
Zero Coupon Debentures	52	52	52	52
Stock options and SARs	27	67	20	62

Weighted average shares including conversions — diluted (denominator)	139,081	139,083	139,073	139,068

Earnings per share:
Basic	$2.79	$2.99	$5.30	$5.09

Diluted	$2.79	$2.99	$5.29	$5.08

     Our computation of diluted earnings per share, or EPS, for the three months ended June 30, 2009 excludes stock options representing 8,000 shares of common stock and 449,652 stock appreciation rights, or SARs. Our computation of EPS for the six months ended June 30, 2009 excludes stock options representing 15,704 shares of common stock and 466,029 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
     Our computation of diluted EPS for the three and six months ended June 30, 2008 excludes 140,607 and 149,178 SARs, respectively. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	June 30, 2009
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Due within one year	$199,988	$2	$199,990
Mortgage-backed securities	872	58	930

Total	$200,860	$60	$200,920

	December 31, 2008
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Due within one year	$398,791	$758	$399,549
Mortgage-backed securities	1,016	27	1,043

Total	$399,807	$785	$400,592

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Proceeds from sales	$999,886	$99,992	$2,448,829	$100,022
Proceeds from maturities	750,000	250,000	750,000	550,000
Gross realized gains	36	—	768	—
Gross realized losses	(34)	(2)	(169)	(3)
4. Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
     Our international operations expose us to foreign exchange risk associated with our costs payable in foreign currencies for employee compensation, foreign income tax payments and purchases from foreign suppliers. We may utilize foreign currency forward exchange contracts to reduce our forward exchange risk. Our foreign currency forward exchange contracts may obligate us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for certain of our contracts, is the average spot rate for the contract period.
     We enter into foreign currency forward exchange contracts when we believe market conditions are favorable to purchase contracts for future settlement with the expectation that such contracts, when settled, will reduce our exposure to foreign currency gains/losses on foreign currency expenditures in the future. The amount and duration of such contracts is based on our monthly forecast of expenditures in the significant currencies in which we do business and for which there is a financial market (i.e., Australian dollars, Brazilian reais, British pounds sterling, Mexican pesos and Norwegian kroner). These forward contracts are derivatives as defined by Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivatives and Hedging Activities,” or SFAS 133.
     SFAS 133 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. For derivative contracts entered into prior to May 2009, we did not seek hedge accounting treatment under SFAS 133. Accordingly, prior to May 2009, all adjustments to record the carrying value of our derivative financial instruments at fair value were reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     Realized gains or losses upon settlement of the derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. During the six months ended June 30, 2009, we settled foreign currency exchange contracts with an aggregate notional value of approximately $214.6 million.
     Beginning in May 2009, we began a hedging strategy and designated certain of our qualifying foreign currency forward exchange contracts as cash flow hedges pursuant to SFAS 133. These hedges are expected to be highly effective, and therefore, , adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value is recorded as a component of “Accumulated other comprehensive income,” or AOCI, in our Consolidated Financial Statements. The effective portion of the cash flow hedge will remain in AOCI until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value are recorded as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     Realized gains or losses upon settlement of derivative contracts designated as cash flow hedges will be reported as a component of “Contract drilling expense” in our Consolidated Statements of Operations to offset the impact of foreign currency fluctuations in our expenditures in local foreign currencies in the countries in which we operate. We did not settle any forward exchange contracts designated as cash flow hedges during the three and six months ended June 30, 2009.
     As of June 30, 2009, we had foreign currency exchange contracts outstanding, in the aggregate notional amount of $125.0 million, consisting of $33.3 million in Australian dollars, $34.4 million in Brazilian reais, $30.4 million in British pounds sterling, $6.9 million in Mexican pesos and $20.0 million in Norwegian kroner. These contracts generally settle monthly through February 2010. As of June 30, 2009, all outstanding derivative contracts had been designated as cash flow hedges, except for derivative contracts with a notional amount aggregating $3,6 million in British pounds sterling and $2.4 million in Norwegian kroner. See Note 5.
     The following table presents the fair values of our derivative financial instruments at June 30, 2009.

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments under SFAS 133:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$6,406	Accrued liabilities	$(243)

Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$130		$—

     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our foreign currency forward exchange contracts designated as cash flow hedges under SFAS 133 for each of the three and six month periods ended June 30, 2009.

Location of Gain
	Location of Gain		Recognized in Income	Amount of Gain
	(Loss)		on Derivative	Recognized in Income on
Amount of Gain	Reclassified from	Amount of Gain (Loss)	(Ineffective Portion	Derivative (Ineffective
Recognized in AOCI	AOCI into Income	Reclassified from	and Amount Excluded	Portion and Amount
on Derivative	(Effective	AOCI into Income	from Effectiveness	Excluded from
(Effective Portion)	Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
(In thousands)				(In thousands)
$ 5,894	n/a	$ —	Foreign currency transaction gain	$269
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our foreign currency forward exchange contracts not designated as hedging instruments under SFAS 133 for the three and six month periods ended June 30, 2009 and 2008.

	Amount of Gain Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Income	2009	2008	2009	2008
	(In thousands)
Foreign currency transaction gain	$8,594	$15,027	$8,568	$17,150
     The amounts presented in the table above include unrealized gains of $12.6 million and $37.4 million for the three months and six months ended June 30, 2009, respectively, to record the carrying value of our derivative financial instruments to their fair value. The amounts presented in the table above include unrealized gains of $8.3 million and $9.5 million for the three months and six months ended June 30, 2008, respectively, to record the carrying value of our derivative financial instruments to their fair value.
5. Financial Instruments and Fair Value Disclosures
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
     Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may appear uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements.
     In December 2008, we recorded a $31.9 million provision for bad debts to reserve the uncollected balance of one of our customers in the United Kingdom, or U.K., that has entered into administration (a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy). We also provide allowances for potential credit losses when necessary. In addition, during the first three months of 2009, we recorded a $3.2 million provision for bad debts related to receivables owed by one of our customers in the U.S. Gulf of Mexico that is experiencing credit problems; however, we subsequently collected $0.6 million of these previously reserved amounts and reversed a corresponding portion of the provision for bad debts.
     No additional allowances were deemed necessary for the periods presented. Prior to December 2008, we have not experienced significant losses on our trade receivables.

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
Fair Values
     The amounts reported in our Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, forward exchange contracts and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are shown below:

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Zero Coupon Debentures	$4.3	$4.1	$3.0	$4.0
4.875% Senior Notes	254.1	249.6	230.0	249.6
5.15% Senior Notes	246.0	249.7	237.0	249.6
5.875% Senior Notes	491.6	499.3	—	—
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of June 30, 2009 and December 31, 2008, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including mortgage-backed securities, available for sale were based on the quoted closing market prices on June 30, 2009 and December 31, 2008, respectively.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Forward exchange contracts — The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on June 30, 2009 and December 31, 2008, respectively.

•	Long-term debt — The fair value of our Zero Coupon Debentures is based on the closing market price of our common stock on June 30, 2009 and December 31, 2008, respectively, and the stated conversion rate for the debentures. The fair values of our 4.875% Senior Notes due 2015 and 5.15% Senior Notes due 2014 are based on the quoted closing market prices on June 30, 2009 and December 31, 2008, respectively, from brokers of these instruments. The fair value of our 5.875% Senior Notes due 2019 is based on the quoted market price on June 30, 2009 from brokers of this instrument.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at June 30, 2009 included $443.0 million in cash held in money market funds and $200.0 million of investments in U.S. Treasury Bills.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include mortgage-backed securities and over-the-counter foreign currency forward exchange contracts that are valued using a model-derived valuation technique.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Short-term investments	$642,977	$—	$—	$642,977
Residential mortgage-backed securities	—	930	—	930
Forward exchange contracts	—	6,536	—	6,536

Total assets	$642,977	$7,466	$—	$650,443

Liabilities:
Forward exchange contracts	$—	$(243)	$—	$(243)

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Short-term investments	$700,038	$—	$—	$700,038
Residential mortgage-backed securities	—	1,043	—	1,043

Total assets	$700,038	$1,043	$—	$701,081

Liabilities:
Forward exchange contracts	$—	$(37,301)	$—	$(37,301)

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Rig spare parts and supplies	$52,541	$52,481
Deferred mobilization costs	24,138	28,924
Prepaid insurance	24,982	11,845
Deferred tax assets	9,350	9,350
Foreign currency forward exchange contracts	6,536	—
Deposits	4,136	3,846
Prepaid taxes	25,437	11,589
Other	2,932	5,011
Total	$150,052	$123,046

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Drilling rigs and equipment	$6,275,825	$5,600,306
Land and buildings	31,806	35,069
Office equipment and other	35,936	34,021

Cost	6,343,567	5,669,396
Less: accumulated depreciation	(2,425,515)	(2,255,023)

Drilling and other property and equipment, net	$3,918,052	$3,414,373

     In June 2009, we acquired the Ocean Courage, a newbuild, dynamically positioned, semisubmersible drilling rig, for $460.0 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares.
8. Long-term Receivable
     During the second quarter of 2009, one of our customers sought short-term financial relief with respect to an existing contractual agreement with us for a six-well, one-year minimum contract term, program that began in May 2009. As a result, we agreed to amend our existing contract with this customer, and in consideration of this amendment, we will receive a $20,000 per day increase in the total contractual operating dayrate, to a total of $560,000 per day, for a minimum of the first 240 days of the initial one-year contract. Under the terms of the amended agreement, the customer is obligated to pay us $75,000 per day in accordance with our normal credit terms (due 30 days after receipt of invoice). The remainder of the dayrate for the six well program (minimum of 240 days) will be paid through the conveyance of a 27% net profit interest, or NPI, in three developmental oil-and-gas producing properties covering six wells owned by the customer. Based on the current production payout estimate, we anticipate that the first payment from the conveyance of the NPI will commence in early 2010. Payment of such amounts, and the timing of such payments, are contingent upon such production and upon energy sale prices. At June 30, 2009, the $17.2 million portion of this trade receivable, which is expected to be paid from the NPI, is presented as “Long-term Receivable” in our Consolidated Balance Sheets.
9. Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Accrued maintenance/capital projects	$92,172	$106,135
Deferred revenue	85,063	39,307
Payroll and benefits	59,482	69,326
Rig operating expenses	27,318	30,056
Interest payable	15,036	10,385
Personal injury and other claims	10,146	10,489
Hurricane related expenses	3,219	5,080
Foreign currency forward exchange contracts	243	37,301
Other	23,253	21,447

Total	$315,932	$329,526

10. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Zero Coupon Debentures (due 2020)	$4,107	$4,036
5.15% Senior Notes (due 2014)	249,652	249,623
4.875% Senior Notes (due 2015)	249,646	249,621
5.875% Senior Notes (due 2019)	499,264	—

	1,002,669	503,280
Less: Current maturities	(4,107)	—

Total	$998,562	$503,280

     At June 30, 2009, there was $6.0 million aggregate principal amount at maturity, or $4.1 million accreted, or carrying, value, of our Zero Coupon Debentures outstanding.
     5.875% Senior Notes
     On May 4, 2009, we issued $500.0 million aggregate principal amount of our 5.875% Senior Notes Due May 1, 2019, or 5.875% Senior Notes, for general corporate purposes. The 5.875% Senior Notes were issued at an offering price of 99.851% of the principal and resulted in net proceeds to us of approximately $495.5 million.
     The notes bear interest at 5.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2009, and mature on May 1, 2019. The 5.875% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc., or DODI, and rank equal in right of payment to existing and future unsecured and unsubordinated indebtedness of DODI. We have the right to redeem all or a portion of these notes for cash at any time or from time to time, on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
     As reflected in the table below, the holders of our outstanding Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on June 6, 2010. The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2009 are as follows:

(In thousands)
2009	$—
2010	4,107
2011	—
2012	—
2013	—
Thereafter	998,562

1,002,669
Less: Current maturities	(4,107)

Total	$998,562

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

     Litigation. During the second quarter of 2009, the U.S. District Court ruled in our favor and dismissed a lawsuit filed in January 2005 by Total E&P USA, Inc. and several oil companies against us alleging that our semisubmersible rig, the Ocean America, damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan. The plaintiffs have 30 days to appeal the judgment.
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
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage experts to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At June 30, 2009, our estimated liability for personal injury claims was $33.0 million, of which $9.5 million and $23.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2008, our estimated liability for personal injury claims was $30.1 million, of which $9.5 million and $20.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

12. Segments and Geographic Area Analysis
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
Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
High Specification Floaters	$334,527	$354,218	$646,661	$635,289
Intermediate Semisubmersibles	465,762	464,598	882,762	837,820
Jack-ups	123,169	117,810	249,743	233,857

Total contract drilling revenues	923,458	936,626	1,779,166	1,706,966
Revenues related to reimbursable expenses	22,949	17,746	52,961	33,508

Total revenues	$946,407	$954,372	1,832,127	$1,740,474

Geographic Areas
     At June 30, 2009, our drilling rigs were located offshore twelve countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in international operations and our results of operations and the value of our international assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
United States	$333,865	$396,048	$690,180	$719,561

International:
Australia/Asia/Middle East.	199,232	147,793	373,457	254,768
South America	172,708	158,067	297,409	285,604
Europe/Africa/Mediterranean	160,970	172,077	310,802	309,608
Mexico	79,632	80,387	160,279	170,933

Total revenues	$946,407	$954,372	$1,832,127	$1,740,474

13. Income Taxes
     Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. It is our intention to indefinitely reinvest future earnings of DOIL to finance foreign activities except to the extent that such earnings were immediately subject to U.S. federal income taxes and except for the earnings of Diamond East Asia Limited, a wholly-owned subsidiary of DOIL formed in December 2008. Accordingly, U.S. income taxes have been provided on the earnings of Diamond East Asia Limited.
     On March 31, 2009, the statute of limitations relative to a 2003 uncertain tax position in Mexico expired. As a consequence we reversed $5.5 million of previously accrued interest expense and $5.9 million of previously accrued tax expense, $0.8 million of which had been accrued for penalties.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of Part II, “Risk Factors,” included in our Quarterly Report on Form 10Q for the quarter ended March 31, 2009. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. With the addition of the 10,000 foot, dynamically positioned, semisubmersible Ocean Courage in June 2009, we now have a fleet of 46 offshore rigs currently consisting of 31 semisubmersibles, 14 jack-ups and one drillship.
Overview
Industry Conditions
     The global economic recession continued to weigh on energy demand in the second quarter of 2009. Crude oil prices remained volatile, and our customers are continuing to defer new drilling programs until project economics improve. Against this background, demand and pricing for available drilling rigs is continuing to deteriorate, with customers actively seeking to farm-out time on many of the contracted rigs to other operators. In effect, farming out rigs creates additional supply against which we must compete. The decline in drilling activity is expected to be further exacerbated by the influx of new-build rigs over the next several years. We expect our extensive contract backlog to help mitigate the impact of the current market on us at least through the end of 2009 and into 2010; however, we have experienced negative effects of the current market such as customer credit problems, customers seeking bankruptcy protection, customers attempting to renegotiate or terminate contracts, a further slowing in the pace of new contracting activity, declines in dayrates for new contracts, declines in utilization, and the stacking of idle equipment. We would expect a prolonged decline in energy prices and the global economy to have a further negative impact on us.
     Floaters
     Approximately 86% of the time on our intermediate and high-specification floater rigs is committed for the remainder of 2009. Additionally, commitments for 69% of the time on our floating rigs extend at least through 2010, with 8% of our floating units having contracts extending into the 2014-2015 timeframe.
     During the second quarter, we reached an agreement with a customer in Australia to mobilize the Ocean America from the U.S. Gulf of Mexico, or GOM, to Australia to commence a two-year agreement originally scheduled for the Ocean Bounty. A lengthy repair period had been planned for the Ocean Bounty, and the rig swap will allow our customer to begin work at an earlier date.
     In the United Kingdom, or U.K., sector of the North Sea, we agreed to move time from the Ocean Nomad to the Ocean Princess for a customer that was employing both rigs. As a result, the Ocean Nomad will now become available for work during the third quarter of 2009, but the remaining Ocean Nomad work will be transferred to the Ocean Princess at the existing $339,000 dayrate. In addition, the Ocean Princess will receive a 120-day term extension at a dayrate of $275,000 in consideration for moving the Ocean Nomad time to the Ocean Princess.
     The weak market allowed us to complete the opportunistic purchase of a newbuild, semi-submersible offshore drilling rig, formerly known as PetroRig I, from Jurong Shipyard Pte Ltd. in June 2009. The purchase price for the dynamically positioned rig, which has been renamed Ocean Courage, was $460.0 million exclusive of final commissioning and initial mobilization costs, drillstring and other necessary capital spares. We have received several inquires for the 10,000-ft. water depth rated rig from potential customers regarding availability of the unit. We estimate that the earliest the rig could commence work is the fourth quarter of 2009, allowing time to identify and secure a drilling contract and to subsequently mobilize the rig from Singapore to the contract location.
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
     GOM Jack-ups
     In the domestic jack-up sector, rapidly declining energy prices (particularly natural gas prices) have negatively impacted both demand and dayrates. In response, where possible we are continuing to seek to move units out of the GOM and into markets with generally longer contract duration and higher prices. Two of our five jack-up rigs in the GOM are under contract. To reduce costs, the remaining three mat rigs have been stacked and are not being actively marketed. Absent a sustained improvement in energy prices, weakness in the GOM is likely to continue in 2009, with an increasing number of rigs being cold-stacked by the industry in an effort to help bring equipment supply and demand into equilibrium. The number of working jack-ups in the GOM remains at its lowest level since the early 1970’s.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of July 20, 2009, February 5, 2009 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2008), and July 24, 2008 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008). The 2008 period includes both firm commitments (typically represented by signed contracts), as well as previously-disclosed letters of intent, or LOIs, where indicated. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

		February 5,
	July 20, 2009	2009	July 24, 2008(1)
		(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,016,000	$4,346,000	$4,535,000
Intermediate Semisubmersibles	4,391,000	5,567,000	6,199,000
Jack-ups	311,000	346,000	543,000

Total	$8,718,000	$10,259,000	$11,277,000

(1)	Contract drilling backlog as of July 24, 2008 included an aggregate $1.0 billion in contract drilling revenue related to anticipated future work under LOIs of which $672.0 million and $351.0 million is expected to be earned by our high-specification floaters and intermediate semisubmersibles, respectively.
     The following table reflects the amount of our contract drilling backlog by year as of July 20, 2009.

	For the Years Ending December 31,
	Total	2009(1)	2010	2011	2012 - 2016
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,016,000	$723,000	$1,351,000	$1,031,000	$911,000
Intermediate Semisubmersibles	4,391,000	795,000	1,269,000	876,000	1,451,000
Jack-ups	311,000	174,000	109,000	28,000	—

Total	$8,718,000	$1,692,000	$2,729,000	$1,935,000	$2,362,000

(1)	Represents a six-month period beginning July 1, 2009.
     The following table reflects the percentage of rig days committed by year as of July 20, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean Courage.

	For the Years Ending December 31,
	2009(1)	2010	2011	2012 - 2016

Rig Days Committed (2)
High-Specification Floaters	83%	74%	49%	10%
Intermediate Semisubmersibles	88%	67%	46%	15%
Jack-ups	54%	17%	4%	—

(1)	Represents a six-month period beginning July 1, 2009.

(2)	Includes approximately 477 and 520 scheduled shipyard, survey and mobilization days for 2009 and 2010, respectively.
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
     During the remaining half of 2009, we currently expect to spend approximately 394 rig days to complete a 5-year survey for the Ocean Yatzy, intermediate surveys, the mobilization of rigs, contractually required modifications for international contracts and extended maintenance projects. In addition, we expect the Ocean Bounty to be taken out of service at some time during the third quarter of 2009 for shipyard work yet to be determined; however, we currently expect the drilling rig to be out of service until at least the end of 2009. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ —Contract Drilling Backlog.”
     We have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If named windstorms in the U.S. Gulf of Mexico cause significant damage to our rigs, it could have a material adverse effect on our financial position, results of operations and cash flows. However, under our insurance policy that expires on May 1, 2010, we continue to carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico, for which our deductible for physical damage is $25.0 million per occurrence.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to these policies during the six months ended June 30, 2009.

Results of Operations
     Although we perform contract drilling services with different types of drilling rigs and in many geographic locations, there is a similarity of economic characteristics among all our divisions and locations, including the nature of services provided and the type of customers for our services. We believe that the combination of our drilling rigs into one reportable segment is the appropriate aggregation in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” However, for purposes of this discussion and analysis of our results of operations, we provide greater detail with respect to the types of rigs in our fleet and the geographic regions in which they operate to enhance the reader’s understanding of our financial condition, changes in financial condition and results of operations.
Three Months Ended June 30, 2009 and 2008
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$334,527	$354,218	$(19,691)
Intermediate Semisubmersibles	465,762	464,598	1,164
Jack-ups	123,169	117,810	5,359

Total Contract Drilling Revenue	$923,458	$936,626	$(13,168)

Revenues Related to Reimbursable Expenses	$22,949	$17,746	$5,203

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$98,991	$89,503	$(9,488)
Intermediate Semisubmersibles	132,696	131,539	(1,157)
Jack-ups	66,233	48,834	(17,399)
Other	6,933	3,560	(3,373)

Total Contract Drilling Expense	$304,853	$273,436	$(31,417)

Reimbursable Expenses	$22,431	$17,346	$(5,085)

OPERATING INCOME
High-Specification Floaters	$235,536	$264,715	$(29,179)
Intermediate Semisubmersibles	333,066	333,059	7
Jack-ups	56,936	68,976	(12,040)
Other	(6,933)	(3,560)	(3,373)
Reimbursable expenses, net	518	400	118
Depreciation	(85,431)	(70,803)	(14,628)
General and administrative expense	(16,166)	(15,768)	(398)
Gain on disposition of assets	93	226	(133)

Total Operating Income	$517,619	$577,245	$(59,626)

Other income (expense):
Interest income	1,190	2,941	(1,751)
Interest expense	(11,288)	(1,895)	(9,393)
Foreign currency transaction gain	13,733	12,574	1,159
Other, net	(416)	(86)	(330)

Income before income tax expense	520,838	590,779	(69,941)
Income tax expense	(133,398)	(174,615)	41,217

NET INCOME	$387,440	$416,164	$(28,724)

     During the second quarter of 2009, the global economic recession continued to impact our industry, resulting in reduced demand for energy and volatile crude oil prices. Despite our contracted revenue backlog, our results were negatively impacted by these market conditions during the second quarter of 2009. Revenues for the second quarter of 2009 decreased $13.2 million, or 1%, compared to revenues of $936.6 million in the second quarter of 2008. Floater revenues decreased $18.5 million due to an overall decline in utilization, partially offset by the inclusion of a full quarter of operating revenues for our recently upgraded Ocean Monarch and the impact of higher dayrates earned by our floater fleet. However, this decrease in revenues was partially offset by $5.4 million in additional revenues generated by our jack-up fleet compared to the second quarter of 2008 due to the inclusion of a full quarter’s operations for the Ocean Shield and Ocean Scepter.
     In many of our floater markets, average realized dayrates increased as our rigs operated under contracts at higher dayrates in the second quarter of 2009 than those earned during the second quarter of 2008, resulting in the generation of additional contract drilling revenues. Overall revenue for our floater fleet was negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys, as well as stacked time for rigs without work. In addition, the GOM jack-up market continued to experience reduced demand and dayrates during the second quarter of 2009 which resulted in our decision to cold stack three of our mat-supported rigs. The international jack-up market, which had been strong throughout the majority of 2008, was also impacted by softening demand and reduced dayrates during the second quarter of 2009.
     Total contract drilling expenses increased $31.4 million, or 12%, during the second quarter of 2009 compared to the same period in 2008. Overall higher costs during the 2009 period reflect the inclusion of normal operating costs for the recently upgraded Ocean Monarch and our new jack-ups Ocean Shield and Ocean Scepter, as well as survey and related maintenance costs, contract preparation and mobilization costs.
     Depreciation expense increased $14.6 million to $85.4 million during the second quarter of 2009, or 21% compared to the second quarter of 2008, due to a higher depreciable asset base.
High-Specification Floaters.

	Three Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$247,657	$282,074	$(34,417)
Australia/Asia/Middle East	38,988	20,552	18,436
South America	47,882	51,592	(3,710)

Total Contract Drilling Revenue	$334,527	$354,218	$(19,691)

CONTRACT DRILLING EXPENSE
GOM	$68,857	$50,394	$(18,463)
Australia/Asia/Middle East	8,342	7,928	(414)
South America	21,792	31,181	9,389

Total Contract Drilling Expense	$98,991	$89,503	$(9,488)

OPERATING INCOME	$235,536	$264,715	$(29,179)

     GOM. Revenues generated by our high-specification floaters operating in the GOM decreased $34.4 million during the second quarter of 2009 compared to the same period in 2008. Excluding the Ocean Monarch, which returned to service late in the first quarter of 2009, average utilization for our high-specification rigs operating in the GOM decreased from 99% in the second quarter of 2008 to 79% in the second quarter of 2009, resulting in an $85.8 million decrease in revenues. The decrease in utilization was primarily due to the relocation of the Ocean Quest to Brazil late in the first quarter of 2009 and a total of 89 stacked days for two of our rigs without contracts during the quarter.
     Excluding the Ocean Monarch, average operating revenue per day for our high-specification floaters in this market increased to $421,900 during the second quarter of 2009 compared to $392,300 in the second quarter of 2008, resulting in additional revenues of $15.4 million. The Ocean Monarch generated revenues of $35.9 million during the second quarter of 2009.
     Operating costs during the second quarter of 2009 for our high-specification floaters in the GOM increased $18.5 million compared to the second quarter of 2008. The overall increase in operating costs for the second quarter of 2009 compared to the same quarter of 2008 was primarily due to the inclusion of normal operating costs for the Ocean Monarch, which began operating under contract in mid-March 2009, as well as higher survey, repair and mobilization costs.

     Australia/Asia/Middle East. During the second quarter of 2009, our high-specification rig operating offshore Malaysia, the Ocean Rover, generated $18.4 million in additional revenues compared to the second quarter of 2008, primarily due to an increase in the average operating dayrate from $233,800 during the second quarter of 2008 to $442,800 during the second quarter of 2009.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil in the second quarter of 2009 decreased $3.7 million compared to the second quarter of 2008. The average operating dayrate for the Ocean Alliance decreased from $530,800 during the second quarter of 2008 to $179,900 during the second quarter of 2009, reducing revenues by $28.6 million. The decreased contribution by the Ocean Alliance was partially offset by the operation of the Ocean Quest ($19.6 million), which relocated from the GOM late in the first quarter of 2009, and an increase in overall utilization, excluding the Ocean Quest, from 63% during the second quarter of 2008 to 84% during the second quarter of 2009. The increase in utilization is the result of 40 incremental rig operating days in the 2009 period compared to the second quarter of 2008.
     Contract drilling expense for our operations in Brazil decreased $9.4 million during the second quarter of 2009 compared to the same period in 2008, primarily due to the absence of costs associated with the repair of the Ocean Clipper’s propulsion system in the second quarter of 2008.
Intermediate Semisubmersibles.

	Three Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$46,260	$47,832	$(1,572)
Mexico	55,951	53,443	2,508
Australia/Asia/Middle East	121,226	110,825	10,401
Europe/Africa/Mediterranean	138,581	146,023	(7,442)
South America	103,744	106,475	(2,731)

Total Contract Drilling Revenue	$465,762	$464,598	$1,164

CONTRACT DRILLING EXPENSE
GOM	$9,243	$11,270	$2,027
Mexico	12,286	11,931	(355)
Australia/Asia/Middle East	31,188	30,479	(709)
Europe/Africa/Mediterranean	33,174	37,942	4,768
South America	46,805	39,917	(6,888)

Total Contract Drilling Expense	$132,696	$131,539	$(1,157)

OPERATING INCOME	$333,066	$333,059	$7

     GOM. Revenues generated by our intermediate semisubmersible fleet operating in the GOM during the second quarter of 2009 decreased $1.6 million compared to the same period in 2008. The decrease in revenue reflects a decline in utilization from 97% in the second quarter of 2008 to 92% in the second quarter of 2009, partially offset by a slight increase in average revenue per day. Contract drilling expense also decreased $2.0 million in the second quarter of 2009, compared to the same period of 2008, primarily due to the absence of costs associated with contract preparation activities for the Ocean Yorktown, which relocated to Brazil late in the second quarter of 2008. By the end of the second quarter of 2009, the Ocean Ambassador, had completed its work in the GOM and was preparing for an upcoming contract offshore Brazil that is expected to commence in the fourth quarter of 2009.
     Mexico. Revenues generated and contract drilling expenses incurred by our intermediate semisubmersibles operating offshore Mexico increased $2.5 million and $0.4 million, respectively, during the second quarter of 2009 compared to the second quarter of 2008. Revenues increased primarily due to an increase in average operating revenue per day from $296,900 during the second quarter of 2008 to $304,400 during the second quarter of 2009 and near full utilization during the current year period.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region increased $10.4 million in the second quarter of 2009 compared to the same period in 2008, primarily due to an increase in average operating revenue per day from $306,100 during the second quarter of 2008 to $339,500 during the second quarter of 2009.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region decreased $7.4 million in the second quarter of 2009 compared to the same period in 2008. Revenues generated by the Ocean Guardian during the second quarter of 2009 decreased $16.1 million compared to the prior year quarter, due to 28 days of incremental downtime in the 2009 quarter while waiting on a contract combined with the effect of working offshore Ireland during the second quarter of 2009 at a lower dayrate than that earned operating in the North Sea in the prior year quarter. Our other three rigs currently operating in the North Sea (both U.K. and Norwegian sectors) contributed $9.5 million in additional revenue during the 2009 quarter. Average operating revenue per day for these three semisubmersibles increased from $328,300 in the second quarter of 2008 to $359,200 in the second quarter of 2009.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $4.8 million in the second quarter of 2009 compared to the second quarter of 2008, primarily due to lower national labor benefit costs for our rigs operating in the North Sea, as well as a reduction in inspection and repair costs.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region decreased $2.7 million in the second quarter of 2009 compared to the same period in 2008. During the second quarter of 2008, the Ocean Worker earned revenues of $43.4 million operating offshore Trinidad and Tobago compared to $24.0 million operating offshore Brazil during the second quarter of 2009. Revenues generated during the second quarter of 2009 were also negatively impacted by 23 days of scheduled, unpaid downtime for a 5-year survey of the Ocean Yatzy.
     The Ocean Yorktown, which began operating in Brazil during the third quarter of 2008, generated $22.5 million in revenues and incurred $5.6 million in additional operating costs during the second quarter of 2009 compared to the second quarter of 2008.
     Jack-Ups.

	Three Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$16,998	$48,395	$(31,397)
Mexico	23,679	26,943	(3,264)
Australia/Asia/Middle East	39,021	16,417	22,604
Europe/Africa/Mediterranean	22,389	26,055	(3,666)
South America	21,082	—	21,082

Total Contract Drilling Revenue	$123,169	$117,810	$5,359

CONTRACT DRILLING EXPENSE
GOM	$25,368	$23,048	$(2,320)
Mexico	7,747	7,913	166
Australia/Asia/Middle East	12,248	11,621	(627)
Europe/Africa/Mediterranean	9,377	6,252	(3,125)
South America	11,493	—	(11,493)

Total Contract Drilling Expense	$66,233	$48,834	$(17,399)

OPERATING INCOME	$56,936	$68,976	$(12,040)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $31.4 million during the second quarter of 2009 compared to the second quarter of 2008. Average utilization decreased to 27% during the second quarter of 2009 from near full utilization during the prior year quarter and resulted in a $23.9 million reduction in revenues. As a result of the declining market in the GOM, we cold stacked three of our mat-supported jack-up rigs in June 2009. The Ocean Tower generated $10.3 million in revenues during the second quarter of 2008 prior to being taken out of service due to a hurricane in the third quarter of 2008.

     Contract drilling expense for our jack-ups operating in the GOM increased $2.3 million during the second quarter of 2009 compared to the same period in 2008, primarily due to survey and repair costs for the Ocean Titan and Ocean Summit, and were partially offset by the absence of operating costs for the Ocean Tower.
     Mexico. Revenue decreased for our jack-up rigs operating in Mexico by $3.3 million in the second quarter of 2009 compared to the second quarter of 2008, primarily due to the operation of the Ocean Nugget at a lower operating dayrate during the current year quarter.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region increased $22.6 million in the second quarter of 2009 compared to the same period in 2008 primarily due to $18.6 million of revenues earned by our recently completed jack-up rig, the Ocean Shield. In addition, the Ocean Sovereign contributed $3.6 million in additional revenues due to a higher operating dayrate earned during the second quarter of 2009 compared to the prior year quarter.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $3.7 million during the second quarter of 2009 compared to the same period in 2008. The decrease in revenue was primarily due to a $5.0 million reduction in revenues generated by the Ocean Spur during the second quarter of 2009 because it operated at a lower dayrate than in the prior year quarter. The Ocean Heritage, which relocated to Egypt in late June 2008 from the Middle East, generated revenues and incurred normal operating costs of $1.3 million and $3.1 million, respectively, in the second quarter of 2009.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina late in the third quarter of 2008. The rig generated $21.1 million in revenues and incurred $11.5 million in contract drilling expense during the second quarter of 2009.
Depreciation.
     Depreciation expense increased $14.6 million to $85.4 million during the second quarter of 2009 compared to $70.8 million during the same period in 2008, primarily due to depreciation associated with capital additions in 2008 and 2009, including depreciation of our two newly constructed jack-ups, the Ocean Shield and Ocean Scepter, and our recently upgraded high specification floater, the Ocean Monarch.
Interest Expense.
     Interest expense for the quarters ended June 30, 2009 and 2008 relates primarily to interest accrued on our outstanding indebtedness, net of capitalized interest, and our liabilities for uncertain tax positions. During the second quarter of 2009, interest expense included $4.7 million related to the issuance of our 5.875% Senior Notes Due May 1, 2019, or 5.875% Senior Notes. During the second quarter of 2008, we capitalized interest of $5.3 million related to the construction of the Ocean Scepter and Ocean Shield and the upgrade of the Ocean Monarch, which were all completed in 2008. We have no current rig construction or upgrade projects that qualify for interest capitalization.
Income Tax Expense.
     Our estimated annual effective tax rate for the three months ended June 30, 2009 was 25.5%, compared to the 29.1% effective tax rate for the same period in 2008. The lower effective tax rate in the current quarter is primarily due to differences in the mix of our domestic and international pre-tax earnings and losses, respectively, as well as the mix of international tax jurisdictions in which we operate.

Six Months Ended June 30, 2009 and 2008
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Six Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$646,661	$635,289	$11,372
Intermediate Semisubmersibles	882,762	837,820	44,942
Jack-ups	249,743	233,857	15,886

Total Contract Drilling Revenue	$1,779,166	$1,706,966	$72,200

Revenues Related to Reimbursable Expenses	$52,961	$33,508	$19,453

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$192,619	$180,458	$(12,161)
Intermediate Semisubmersibles	263,411	275,510	12,099
Jack-ups	135,151	95,101	(40,050)
Other	11,419	7,374	(4,045)

Total Contract Drilling Expense	$602,600	$558,443	$(44,157)

Reimbursable Expenses	$52,146	$32,534	$(19,612)

OPERATING INCOME
High-Specification Floaters	$454,042	$454,831	$(789)
Intermediate Semisubmersibles	619,351	562,310	57,041
Jack-ups	114,592	138,756	(24,164)
Other	(11,419)	(7,374)	(4,045)
Reimbursable expenses, net	815	974	(159)
Depreciation	(170,493)	(139,995)	(30,498)
General and administrative expense	(32,481)	(31,490)	(991)
Gain on disposition of assets	148	277	(129)

Total Operating Income	$974,555	$978,289	$(3,734)

Other income (expense):
Interest income	1,766	7,314	(5,548)
Interest expense	(12,405)	(3,237)	(9,168)
Foreign currency transaction gain	9,608	14,441	(4,833)
Other, net	651	(248)	899

Income before income tax expense	974,175	996,559	(22,384)
Income tax expense	(238,154)	(289,888)	51,734

NET INCOME	$736,021	$706,671	$29,350

     During the first half of 2009, our contracted revenue backlog allowed us to partially mitigate the impact of the global economic recession on our industry. The Ocean Monarch, which returned to service in mid-March 2009 after a major upgrade, generated $43.6 million in revenues during the first half of 2009. In addition, the high overall utilization and historically high dayrates for our remaining floater fleet contributed $12.7 million towards an aggregate $72.2 million, or 4%, increase in our revenues. Our two newbuild jack-up rigs, the Ocean Shield and Ocean Scepter, contributed incremental revenues of $79.4 million during the first six months of 2009 compared to the same period in 2008.
     The GOM jack-up market continued to experience reduced demand and dayrates during the first half of 2009 resulting in our decision to cold stack three of our mat-supported rigs in the GOM. The international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during the first half of 2009.
     Total contract drilling expenses increased $44.2 million, or 8%, during the first half of 2009 compared to the same period in 2008. Operating costs during the 2009 period are inclusive of normal operating costs for the recently upgraded Ocean Monarch and our two new jack-ups.

     Depreciation expense increased $30.5 million to $170.5 million during the first half of 2009, or 22% compared to the first half of 2008, due to a higher depreciable asset base.
High-Specification Floaters.

	Six Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$492,531	$518,057	$(25,526)
Australia/Asia/Middle East	73,648	38,195	35,453
South America	80,482	79,037	1,445

Total Contract Drilling Revenue	$646,661	$635,289	$11,372

CONTRACT DRILLING EXPENSE
GOM	$134,031	$103,757	$(30,274)
Australia/Asia/Middle East	15,751	14,377	(1,374)
South America	42,837	62,324	19,487

Total Contract Drilling Expense	$192,619	$180,458	$(12,161)

OPERATING INCOME	$454,042	$454,831	$(789)

     GOM. Revenues generated by our high-specification floaters operating in the GOM decreased $25.5 million during the first half of 2009 compared to the same period in 2008. Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Monarch, decreased from 94% in the first six months of 2008 to 83% in the first six months of 2009, resulting in a $114.6 million decrease in revenues comparing the periods. The decrease in utilization in the first half of 2009 was primarily due to downtime associated with contract preparation activities and relocation of the Ocean Quest to Brazil late in the first quarter of 2009, a higher number of scheduled downtime days for special surveys and repairs during the first half of 2009 compared to the first half of 2008 and 89 ready-stacked days for two of our rigs.
     Average operating revenue per day for our high-specification floaters in this market, excluding the Ocean Monarch, increased to $410,700 during the first half of 2009 compared to $377,900 in the first half of 2008, resulting in additional revenues of $45.6 million. All of our high-specification semisubmersible rigs in the GOM that operated in the first six months of 2009 did so at dayrates higher than those earned during the first six months of 2008. The Ocean Monarch began operating in the GOM late in the first quarter of 2009 and generated revenues of $43.5 million during the first half of 2009.
     Operating costs during the first half of 2009 for our high-specification floaters in the GOM increased by $30.3 million to $134.0 million compared to the first half of 2008. The overall increase in operating costs for the first six months of 2009 compared to the same period of 2008 was primarily due to higher survey, repair and mobilization costs (primarily for the Ocean America), as well as the inclusion of normal operating costs for the Ocean Monarch, which began operating under contract in mid-March 2009.
     Australia/Asia/Middle East. During the first half of 2009, our high-specification rig operating offshore Malaysia, the Ocean Rover, generated $35.5 million in additional revenues compared to the first half of 2008 primarily due to an increase in the average operating dayrate from $214,600 during the first six months of 2008 to $412,600 during the first six months of 2009.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil in the first half of 2009 increased $1.4 million compared to the first half of 2008. The increase in revenue was primarily due to the relocation of the Ocean Quest from the GOM late in the first quarter of 2009 ($19.6 million) and an increase in utilization of our Brazil fleet from 67% during the first half of 2008 to 89% in the same period in 2009 ($11.7 million), as a result of 80 incremental rig operating days during the 2009 period. Average operating revenue per day for the Ocean Alliance decreased from $374,300 during the first half of 2008 to $189,100 during the first half of 2009 and resulted in a $29.9 million reduction in revenues.

     Contract drilling expense for our operations in Brazil decreased $19.5 million during the first half of 2009 compared to the same period in 2008, primarily due to a reduction in costs attributable to a 2008 survey of the Ocean Clipper and repairs to its propulsion system.
Intermediate Semisubmersibles.

	Six Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$97,560	$75,132	$22,428
Mexico	109,881	119,672	(9,791)
Australia/Asia/Middle East	237,578	179,956	57,622
Europe/Africa/Mediterranean	262,747	256,493	6,254
South America	174,996	206,567	(31,571)

Total Contract Drilling Revenue	$882,762	$837,820	$44,942

CONTRACT DRILLING EXPENSE
GOM	$21,453	$17,235	$(4,218)
Mexico	23,250	31,302	8,052
Australia/Asia/Middle East	57,391	71,557	14,166
Europe/Africa/Mediterranean	65,692	75,853	10,161
South America	95,625	79,563	(16,062)

Total Contract Drilling Expense	$263,411	$275,510	$12,099

OPERATING INCOME	$619,351	$562,310	$57,041

     GOM. Revenues generated and contract drilling expense incurred during the first half of 2009 by our intermediate semisubmersible fleet operating in the GOM increased $22.4 million and $4.2 million, respectively, compared to the same period in 2008. These increases in both revenues and contract drilling expense are primarily due to the relocation of the Ocean Ambassador to the GOM from Mexico in the second quarter of 2008.
     Operating costs for the first half of 2009 were partially offset by a reduction in costs for the Ocean Yorktown which mobilized to Brazil in May 2008.
     Mexico. Revenues generated and contract drilling expense incurred by our intermediate semisubmersibles operating offshore Mexico decreased $9.8 million and $8.1 million, respectively, during the first half of 2009 compared to the first half of 2008 primarily due to the relocation of the Ocean Ambassador to the GOM.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region increased $57.6 million in the first half of 2009 compared to the same period in 2008. An increase in average operating revenue per day from $275,200 during the first six months of 2008 to $336,600 during the first six months of 2009 generated additional revenues of $40.4 million during the first half of 2009.
     Average utilization in this region increased to 97% during the first half of 2009 from 90% during the first half of 2008 and contributed $18.3 million in additional revenues. The increase in utilization was primarily attributable to a reduction in downtime for the Ocean Patriot during the first half of 2009 compared to the first half of 2008 when the rig incurred 64 days of unpaid, scheduled downtime for a special survey.
     Contract drilling expense for the Australia/Asia/Middle East region decreased $14.2 million in the first half of 2009 compared to the first half of 2008, primarily due to the absence of costs associated with the Ocean Patriot’s special survey in 2008.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $6.3 million in the first half of 2009 compared to the same period in 2008, primarily due to higher dayrates earned by three of our four rigs currently operating in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for these three semisubmersibles increased from

$275,300 in the first half of 2008 to $358,400 in the first half of 2009, contributing $44.6 million in additional revenue during 2009. The Ocean Lexington generated an additional $3.6 million operating offshore Libya during the first four and a half months of 2009 and offshore Egypt in mid-May of 2009 compared to operating offshore Egypt the entire first half of 2008.
     During the first half of 2009, a customer employing our semisubmersible rig, the Ocean Guardian, entered into administration under U.K. law (a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy reorganization but with an external manager, typically an accountant, running the company). Despite securing work for this rig offshore Ireland and subsequently in the U.K. sector of the North Sea during the second quarter of 2009 with another customer, revenues contributed by the Ocean Guardian decreased $42.0 million during the first half of 2009 compared to the same period in 2008.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $10.2 million in the first half of 2009 compared to the first half of 2008, primarily due to lower labor and personnel related costs for our rigs operating in the North Sea, including the reversal of a previously recorded reserve for paid time off for our U.K. national employees. The decrease in operating costs during the first half of 2009 was partially offset by an increase in costs associated with the completion of a scheduled survey of the Ocean Princess during the first quarter of 2009.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region decreased $31.6 million in the first half of 2009 compared to the same period in 2008 primarily due to 166 rig days of scheduled, unpaid downtime for contract modifications to and acceptance testing of three of our rigs now operating offshore Brazil. In addition, during the first half of 2008, the Ocean Worker generated $28.7 million of additional revenues associated with the amortization of deferred mobilization revenue and a higher dayrate while operating offshore Trinidad and Tobago, compared to the same period in 2009.
     The Ocean Yorktown, which began operating in Brazil during the third quarter of 2008, generated additional revenues of $42.7 million and incurred incremental operating expenses of $12.4 million during the first half of 2009. In addition, the Ocean Concord incurred additional maintenance, inspection and freight costs associated with shipyard work that occurred during the first quarter of 2009.
Jack-Ups.

	Six Months Ended
	June 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$47,127	$92,864	$(45,737)
Mexico	50,397	51,260	(863)
Australia/Asia/Middle East	62,232	36,617	25,615
Europe/Africa/Mediterranean	48,055	53,116	(5,061)
South America	41,932	—	41,932

Total Contract Drilling Revenue	$249,743	$233,857	$15,886

CONTRACT DRILLING EXPENSE
GOM	$50,325	$47,203	$(3,122)
Mexico	15,806	16,938	1,132
Australia/Asia/Middle East	26,280	18,773	(7,507)
Europe/Africa/Mediterranean	20,051	12,187	(7,864)
South America	22,689	—	(22,689)

Total Contract Drilling Expense	$135,151	$95,101	$(40,050)

OPERATING INCOME	$114,592	$138,756	$(24,164)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $45.7 million during the first half of 2009 compared to the first half of 2008. Average utilization decreased from 96% during the first half of 2008 to 46% during the first half of 2009 due to a decrease in demand for rigs in the GOM, and resulted in a $36.8 million decrease in revenues. Our jack-up fleet in the GOM had 379 ready-stack days during the first half of 2009 compared to only 22 ready-stack days during the same period in 2008. As a result of the depressed GOM market, we elected to cold stack and no longer actively market three of our mat-supported jack-ups in this region. In addition, the Ocean Tower, which was taken out of service due to damage sustained in a hurricane in the third quarter of 2008, generated revenues of $23.0 million during the first half of 2008.
     In contrast, average operating revenue per day in the first half of 2009 increased to $95,000 from $66,600 in the first half of 2008, resulting in a $14.0 million increase in revenue compared to the first half of 2008.
     Contract drilling expense for our jack-ups operating in the GOM increased $3.1 million during the first six months of 2009 compared to the same period in 2008, primarily due to survey and repair costs for the Ocean Titan and Ocean Summit. These cost increases during the first half of 2009 were partially offset by the absence of operating costs for the Ocean Tower.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region increased $25.6 million in the first half of 2009 compared to the same period in 2008, including $37.5 million of additional revenues earned by the Ocean Shield, which began operating late in the second quarter of 2008. The Ocean Heritage, which generated $11.8 million in revenues during the first half of 2008, completed its contract offshore Qatar during the first quarter of 2008 and was relocated to Egypt in late June 2008.
     Contract drilling expense in the Australia/Asia/Middle East region increased $7.5 million during the first half of 2009 compared to the same period in 2008 primarily due to the addition of normal operating costs for the Ocean Shield and costs associated with the survey and shipyard project costs for the Ocean Sovereign. The increased costs were partially offset by the absence of operating costs for the Ocean Heritage during the first half of 2009.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $5.1 million during the first half of 2009 compared to the same period in 2008, primarily due to a $9.0 million reduction in revenues generated by the Ocean Spur during the first half of 2009. During the first half of 2008, we recognized a $6.5 million lump-sum demobilization fee earned by the Ocean Spur upon completion of its initial contract offshore Egypt. The decrease in revenue in the region was partially offset by $4.5 million of additional revenue generated by the Ocean Heritage, which relocated to Egypt in late June 2008.
     The $7.9 million increase in operating expenses in the region during the first half of 2009 is primarily attributable to the inclusion of normal operating costs for the Ocean Heritage.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina late in the third quarter of 2008, generating $41.9 million in revenues and incurring $22.7 million in contract drilling expense in the first half of 2009.
Depreciation.
     Depreciation expense increased $30.5 million to $170.5 million during the first six months of 2009 compared to $140.0 million during the same period in 2008, primarily due to depreciation associated with capital additions in 2008 and 2009, including depreciation of our two newly constructed jack-ups, the Ocean Shield and Ocean Scepter, and our recently upgraded high specification floater, the Ocean Monarch.
Interest Expense.
     Interest expense for the six months ended June 30, 2009 and 2008 relates primarily to interest accrued on our outstanding indebtedness, net of capitalized interest, and our liabilities for uncertain tax positions. During the first half of 2009, interest expense included $4.7 million related to the issuance of our 5.875% Senior Notes and a $5.5 million reversal of previously accrued interest expense related to an uncertain tax position for which the statute of limitations had expired (see “ — Income Tax Expense”). During the first half of 2008, we capitalized interest of $10.8 million related to the construction of the Ocean Scepter and Ocean Shield and the upgrade of the Ocean Monarch, which were all completed in 2008. We have no current rig construction or upgrade projects that qualify for interest capitalization.

Foreign Currency Transaction Gain.
     Foreign currency transaction gains (losses) include gains and losses from the settlement of foreign currency forward exchange contracts and fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies. During the first half of 2009, we recognized net foreign currency exchange gains of $9.6 million, including $8.8 million in net gains on foreign currency forward exchange contracts. During the first half of 2008, we recognized net foreign currency exchange gains of $14.4 million, including $17.2 million in net gains on foreign currency forward exchange contracts.
Income Tax Expense.
     Our estimated annual effective tax rate for the six months ended June 30, 2009 was 25.5%, compared to the 29.1% effective tax rate for the comparable period in 2008. The lower effective tax rate in the current period is primarily due to differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate.
     On March 31, 2009, the statute of limitations relative to a 2003 uncertain tax position in Mexico expired. As a consequence we reversed $5.5 million of previously accrued interest expense and $5.9 million of previously accrued tax expense, $0.8 million of which had been accrued for penalties. There was no comparable accrual reversal in the six months ended June 30, 2008.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “— $285 Million Revolving Credit Facility.”
     At June 30, 2009, we had $470.4 million in “Cash and cash equivalents” and $200.9 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. Our cash flows from operations are impacted by the ability of our customers to weather the continuing current global financial and credit crisis, as well as the volatility in energy prices. In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may appear uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Tightening of the credit markets may preclude us from doing business with potential customers and could have an impact on our existing customers, causing them to fail to meet their obligations to us, including attempts to renegotiate existing contract terms.
     During the second quarter of 2009, one of our customers sought short-term financial relief with respect to an existing contractual agreement with us for a six-well, one-year minimum contract term, program that began in May 2009. As a result, we agreed to amend our existing contract with this customer, and in consideration of this amendment, we will receive a $20,000 per day increase in the total contractual operating dayrate, to a total of $560,000 per day, for a minimum of the first 240 days of the initial one-year contract. Under the terms of the amended agreement, the customer is obligated to pay us $75,000 per day in accordance with our normal credit terms (30 days after receipt of invoice). The remainder of the dayrate for the six well program (minimum of 240 days) will be paid through the conveyance of a 27% net profit interest, or NPI, in three developmental oil-and-gas producing properties covering six wells owned by the customer. Based on the current production payout estimate, we anticipate that the first payment from the conveyance of the NPI will commence in early 2010. Payment of such amounts, and the timing of such payments, are contingent upon such production and upon energy sale prices. The residual days under the initial one-year (365 day) contract will be deferred until the fourth quarter of 2011 when the customer will utilize the rig at the originally contracted dayrate; provide a 25% up-front escrow payment with the remaining 75% to be paid in accordance with normal credit terms. At June 30, 2009, the $17.2 million portion of this trade receivable, which is expected to be paid from the NPI, is presented as “Long-term Receivable” in our Consolidated Balance Sheets included in Item 1 Part I of this report.
     These external factors which affect our cash flows from operations are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “— Overview — Industry Conditions,” “ — Forward-Looking Statements,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of Part II, “Risk Factors,” included in our Quarterly Report on Form 10Q for the quarter ended March 31, 2009.

     5.875% Senior Unsecured Notes. On May 4, 2009, we issued $500.0 million aggregate principal amount of our 5.875% Senior Notes, for general corporate purposes. The 5.875% Senior Notes were issued at an offering price of 99.851% of the principal and resulted in net proceeds to us of $495.5 million, exclusive of accrued issuance costs.
     The notes bear interest at 5.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2009, and mature on May 1, 2019. The 5.875% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc., or DODI, and rank equal in right of payment to existing and future unsecured and unsubordinated indebtedness of DODI. We have the right to redeem all or a portion of these notes for cash at any time or from time to time, on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
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
     Based on our current credit ratings at June 30, 2009, the applicable margin on LIBOR loans would have been 0.24%. As of June 30, 2009, there were no loans outstanding under the Credit Facility; however, $62.8 million in letters of credit were issued and outstanding under the Credit Facility.
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

Contractual Cash Obligations. The following table sets forth our contractual cash obligations at June 30, 2009.

	Payments Due By Period
		Less than 1			After 5
Contractual Obligations	Total	year	1–3 years	4–5 years	years
	(In thousands)
Long-term debt (principal and interest)	$1,435,486	$58,545	$79,500	$79,500	$1,217,941
Operating leases	3,991	2,737	1,152	102	—

Total obligations	$1,439,477	$61,282	$80,652	$79,602	$1,217,941

     The above table excludes foreign currency forward exchange contracts in the aggregate notional amount of $125.0 million outstanding at June 30, 2009. See further information regarding these contracts in Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 4 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of this report.
     As of June 30, 2009, the total unrecognized tax benefit related to uncertain tax positions was $32.8 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     As of June 30, 2008, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.
     Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of June 30, 2009 in the amount of $169.3 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $62.8 million in letters of credit issued under our Credit Facility, as described in the table below. Eight of these bonds totaling $106.4 million were purchased from a related party after obtaining competitive quotes. Agreements relating to approximately $95.7 million of performance bonds can require collateral at any time. As of June 30, 2009, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

	For the years ending December 31,
	Total	2009	2010	Beyond
		(In thousands)
Other Commercial Commitments
Customs bonds	$41,690	$41,633	$57	$—
Performance bonds	109,979	2,181	88,942	18,856
Other	17,631	6,000	11,631	—

Total obligations	$169,300	$49,814	$100,630	$18,856

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     In June 2009, we acquired the Ocean Courage, a newbuild, dynamically positioned, semisubmersible drilling rig, for $460.0 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares. We expect that the rig will be available for drilling operations in the fourth quarter of 2009.
     We have budgeted approximately $425.0 million of capital expenditures for 2009 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. During the first six months of 2009, we spent approximately $226.3 million pursuant to these programs. In addition, we expect to spend an aggregate of $510.0 million during 2009 on rig acquisitions and the completion of major upgrade activities, including the purchase of the Ocean Courage in June 2009 and completion of the Ocean Monarch upgrade in the first quarter of 2009.
     We expect to finance our 2009 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At June 30, 2009 and December 31, 2008, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2009	2008	Change
		(In thousands)
Net income	$736,021	$706,671	$29,350
Net changes in operating assets and liabilities	(286,644)	(262,067)	(24,577)
(Gain) on sale and disposition of assets	(148)	(277)	129
(Gain) loss on sale of marketable securities	(599)	3	(602)
(Gain) on foreign currency forward exchange contracts	(8,839)	(17,150)	8,311
Deferred tax provision	37,910	22,715	15,195
Depreciation and other non-cash items, net	227,697	144,191	83,506

	$705,398	$594,086	$111,312

Our cash flows from operations during the first six months of 2009 increased $111.3 million or 19% compared to the same period in 2008. The increase in cash flows from operations for the first half of 2009 compared to the comparable period in 2008 is primarily the result of higher dayrates earned by our floater fleet, most notably in the Australia/Asia markets, as well as contributions to earnings by the newly constructed Ocean Scepter and Ocean Shield and the recently upgraded Ocean Monarch. Deferred income and expenses, primarily related to rig mobilizations and customer prepayments, generated cash of $64.5 million during the first six months of 2009 compared to a usage of $2.5 million during the same period of 2008.

We used an additional $286.6 million to satisfy our working capital needs during the first half of 2009 compared to the first half of 2008. Trade and other receivables used cash of $166.4 million during the first six months of 2009 compared to $150.3 million during the comparable period of 2008. In contrast, we used $20.8 million less cash during the first six months of 2009 to satisfy our operating liabilities compared to the same period in 2008. During the first six months of 2009, we made estimated U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $140.0 million and $106.1 million, respectively. During the first six months of 2008, we made estimated U.S. federal income tax payments and paid foreign income taxes of $235.0 million and $62.1 million, respectively.

Net Cash Used in Investing Activities.

	Six Months Ended June 30,
	2009	2008	Change
		(In thousands)
Purchase of marketable securities	$(2,998,780)	$(649,107)	$(2,349,673)
Proceeds from sale of marketable securities	3,198,829	650,022	2,548,807
Capital expenditures (including rig acquisition)	(686,284)	(319,879)	(366,405)
Proceeds from disposition of assets	453	1,131	(678)
Deposits received on sale of rig	6,000	—	6,000
(Cost of) proceeds from settlement of foreign currency forward exchange contracts	(28,862)	7,496	(36,358)

	$(508,644)	$(310,337)	$(198,307)

     Our investing activities used $508.6 million during the first six months of 2009 compared to $310.3 million during the comparable period of 2008. During the first half of 2009, we sold marketable securities, net of purchases, of $200.0 million compared to net sales of $0.9 million during the first half of 2008. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     In June 2009, we purchased the Ocean Courage, a newbuild, dynamically positioned, semisubmersible drilling rig, for $460.0 million. In addition, we spent approximately $226.3 million related to ongoing capital maintenance programs, including rig modifications to meet contractual requirements, during the first six months of 2009 compared to $226.7 million during the same period in 2008. During the first six months of 2008, we spent approximately $93.2 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter and Ocean Shield.
     During the first six months of 2009, we received $6.0 million in deposits in connection with the sale of the Ocean Tower, which we expect to be completed in the third quarter of 2009.
     Beginning in the latter part of 2008, the strengthening U.S. dollar (or, conversely, the weakening foreign currency) negatively impacted our expiring foreign currency forward exchange contracts entered into as economic hedges of our foreign currency requirements and resulted in an aggregate realized loss of $28.9 million for the first six months of 2009. During the first half of 2008, we recognized $7.5 million in realized gains on the settlement of foreign currency forward exchange contracts. As of June 30, 2009, we had foreign currency exchange contracts outstanding in the aggregate notional amount of $125.0 million, consisting of $33.3 million in Australian dollars, $34.4 million in Brazilian reais, $30.4 million in British pounds sterling, $6.9 million in Mexican pesos and $20.0 million in Norwegian kroner. These contracts settle at various times through February 2010.
Net Cash Used in Financing Activities.

	Six Months Ended June 30,
	2009	2008	Change
	(In thousands)
Issuance of 5.875% Senior Notes, net of issuance costs	$495,503	$—	$495,503
Payment of dividends	(558,036)	(382,648)	(175,388)
Proceeds from stock options exercised	155	1,510	(1,355)
Other	—	1,008	(1,008)

	$(62,378)	$(380,130)	$317,752

     During the first six months of 2009, we paid cash dividends totaling $558.0 million, consisting of aggregate regular cash dividends totaling $34.7 million, or $0.125 per share of our common stock, and aggregate special cash dividends totaling $523.3 million, or $1.875 per share of our common stock. During the first six months of 2008, we paid cash dividends totaling $382.6 million, consisting of aggregate regular cash dividends totaling $34.7 million, or $0.125 per share of our common stock, and aggregate special cash dividends of $1.25 per share of our common stock, totaling $347.9 million.
     On July 22, 2009, we declared a regular cash dividend and a special cash dividend of $0.125 and $1.875, respectively, per share of our common stock. Both the quarterly regular cash dividend and the special cash dividends are payable on September 1, 2009 to stockholders of record on August 3, 2009.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the six months ended June 30, 2009 or 2008.

Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “— Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Liquidity and Capital Requirements” and “— Sources of Liquidity and Capital Resources”);

•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements — Credit Ratings,” “— Other” and “Quantitative and Qualitative Disclosures About Market Risk”);

•	future contractual obligations (see “— Overview — Industry Conditions” and “— Liquidity and Capital Requirements”);

•	future operations outside the United States including, without limitation, our operations in Mexico;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows (see “ — Overview — Contract Drilling Backlog”);

•	future regular or special dividends (see “ — Historical Cash Flows”);

•	financing plans (see “ — Sources of Liquidity and Capital Resources” and “ — Liquidity and Capital Requirements”);

•	tax planning;

•	budgets for capital and other expenditures (see “— Liquidity and Capital Requirements”);

•	timing and cost of completion of rig upgrades and other capital projects (see “— Liquidity and Capital Requirements”);

•	delivery dates and drilling contracts related to rig conversion and upgrade projects and rig acquisitions;

•	plans and objectives of management;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2009 and December 31, 2008, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2009 and December 31, 2008, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of June 30, 2009 and December 31, 2008, there were no loans outstanding under the Credit Facility (however, $62.8 million and $58.1 million in letters of credit were issued and outstanding under the Credit Facility at June 30, 2009 and December 31, 2008, respectively).
     Our long-term debt, as of June 30, 2009 and December 31, 2008, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $46.1 million and $20.9 million as of June 30, 2009 and December 31, 2008, respectively. A 100-basis point decrease would result in an increase in market value of $45.7 million and $21.6 million as of June 30, 2009 and December 31, 2008, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange contracts in the normal course of business. These contracts may require us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of June 30, 2009, we had foreign currency exchange contracts outstanding in the aggregate notional amount of $125.0 million, consisting of $33.3 million in Australian dollars, $34.4 million in Brazilian reais, $30.4 million in British pounds sterling, $6.9 million in Mexican pesos and $20.0 million in Norwegian kroner. These contracts settle at various times through February 2010.
     At June 30, 2009, we have presented the fair value of our outstanding foreign currency forward exchange contracts as a current asset of $6.5 million in “Prepaid expenses and other current assets” and a current liability of $0.2 million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	June 30,		December 31,		June 30,		December 31,
	2009		2008		2009		2008
	(In thousands)
Interest rate:
Marketable securities	$200,920	(a)	$400,592	(a)	$(200	) (c)	$(2,000	) (c)
Long-term debt	(995,995	) (b)	(470,040	) (b)	—		—

Foreign Exchange:
Forward exchange contracts — asset positions	6,536	(d)	—		(6,300	) (e)	—
Forward exchange contracts — liability positions	(243	) (d)	(37,300	) (d)	(17,600	) (e)	(32,600	) (e)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on June 30, 2009 and December 31, 2008.

(b)	The fair values of our 4.875% Senior Notes due 2015 and 5.15% Senior Notes due 2014 are based on the quoted closing market prices on June 30, 2009 and December 31, 2008 from brokers of these instruments. The fair value of our Zero Coupon Convertible Debentures due 2020 is based on the closing market price of our common stock on June 30, 2009 and December 31, 2008 and the stated conversion rate for the debentures. The fair value of our 5.875% Senior Notes due 2019 is based on the quoted market price on June 30, 2009 from brokers of this instrument.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2009 and December 31, 2008.

(d)	The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on June 30, 2009 and December 31, 2008.

(e)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at June 30, 2009 and December 31, 2008, with all other variables held constant.

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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders, or Annual Meeting, on May 19, 2009 in New York, New York. At the Annual Meeting, the holders of 129,991,668 shares of common stock out of 139,001,050 shares entitled to vote as of the record date were represented in person or by proxy, constituting a quorum. The following matters were voted on and adopted by the margins indicated:
a.	To elect nine directors to serve until our 2010 annual meeting of stockholders.

	Number of Shares
	For	Withheld
James S. Tisch	114,098,386	15,893,282
Lawrence R. Dickerson	114,740,888	15,250,780
John R. Bolton	128,705,402	1,286,266
Charles L. Fabrikant	127,774,728	2,216,940
Paul G. Gaffney, II	128,706,188	1,285,480
Edward Grebow	128,690,862	1,300,806
Herbert C. Hofmann	114,070,120	15,921,548
Arthur L. Rebell	103,277,986	26,713,682
Raymond S. Troubh	128,199,929	1,791,739
b.	To ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal year 2009.

For	129,613,367
Against	316,731
Abstain	61,569
Broker Non-Vote	0
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date July 29, 2009	By:	\s\ Gary T. Krenek Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date July 29, 2009		\s\ Beth G. Gordon Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-Laws (as amended through October 22, 2007) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 26, 2007).

4.1	Indenture, dated as of February 4, 1997, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon (formerly known as The Bank of New York) (as successor under the Base Indenture to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 1-13926).

4.2	Sixth Supplemental Indenture, dated as of May 4, 2009, between Diamond Offsore Drilling, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed May 4 2009.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition.

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.