Form 10-Q
period 2009-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2009-10-27
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     As of October 23, 2009 Common stock, $0.01 par value per share 139,010,857 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PAGE NO.
COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45

ITEM 4. Controls and Procedures	47

PART II. OTHER INFORMATION	47

ITEM 6. Exhibits	47

SIGNATURES	48

EXHIBIT INDEX	49
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$250,821	$336,052
Marketable securities	880	400,592
Accounts receivable, net of provision for bad debts	764,639	574,842
Prepaid expenses and other current assets	170,246	123,046
Assets held for sale	32,201	32,201

Total current assets	1,218,787	1,466,733
Drilling and other property and equipment, net of accumulated depreciation	4,402,130	3,414,373
Other assets	94,541	73,325

Total assets	$5,715,458	$4,954,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,004	$93,982
Accrued liabilities	298,238	329,526
Taxes payable	47,746	85,579
Current portion of long-term debt	4,143	—

Total current liabilities	408,131	509,087

Long-term debt	998,603	503,280
Deferred tax liability	521,767	462,026
Other liabilities	154,175	118,553

Total liabilities	2,082,676	1,592,946

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,926,385 shares issued and 139,009,585 shares outstanding at September 30, 2009 and 143,917,850 shares issued and 139,001,050 shares outstanding at December 31, 2008)	1,439	1,439
Additional paid-in capital	1,962,285	1,957,041
Retained earnings	1,779,697	1,516,908
Accumulated other comprehensive gain	3,774	510
Treasury stock, at cost (4,916,800 shares at September 30, 2009 and December 31, 2008)	(114,413)	(114,413)

Total stockholders’ equity	3,632,782	3,361,485

Total liabilities and stockholders’ equity	$5,715,458	$4,954,431

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Contract drilling	$885,281	$881,953	$2,664,447	$2,588,919
Revenues related to reimbursable expenses	23,094	18,423	76,055	51,931

Total revenues	908,375	900,376	2,740,502	2,640,850

Operating expenses:
Contract drilling	304,146	314,273	906,746	872,716
Reimbursable expenses	22,873	18,126	75,019	50,660
Depreciation	86,485	72,155	256,978	212,150
General and administrative	15,628	13,944	48,109	45,434
Gain on disposition of assets	(217)	(228)	(365)	(505)
Casualty loss	—	6,281	—	6,281

Total operating expenses	428,915	424,551	1,286,487	1,186,736

Operating income	479,460	475,825	1,454,015	1,454,114

Other income (expense):
Interest income	1,879	3,055	3,645	10,369
Interest expense	(14,031)	(2,989)	(26,436)	(6,226)
Foreign currency transaction gain (loss)	8,313	(29,047)	17,921	(14,606)
Other, net	(336)	581	315	333

Income before income tax expense	475,285	447,425	1,449,460	1,443,984

Income tax expense	(111,151)	(136,892)	(349,305)	(426,780)

Net income	$364,134	$310,533	$1,100,155	$1,017,204

Income per share:
Basic	$2.62	$2.23	$7.91	$7.32

Diluted	$2.62	$2.23	$7.91	$7.31

Weighted-average shares outstanding:
Shares of common stock	139,005	139,001	139,003	138,945
Dilutive potential shares of common stock	98	90	80	131

Total weighted-average shares outstanding	139,103	139,091	139,083	139,076

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$1,100,155	$1,017,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	256,978	212,150
(Gain) on disposition of assets	(365)	(505)
Casualty loss	—	6,281
(Gain) on sale of marketable securities, net	(619)	(674)
(Gain) loss on foreign currency forward exchange contracts	(11,852)	7,920
Deferred tax provision	57,984	33,862
Accretion of discounts on marketable securities	(631)	(1,631)
Amortization/write-off of debt issuance costs	466	416
Amortization of debt discounts	211	181
Stock-based compensation expense	4,824	4,570
Excess tax benefits from stock-based payment arrangements	—	(1,392)
Deferred income, net	70,340	11,119
Deferred expenses, net	(21,195)	(21,842)
Other items, net	10,757	6,944
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	3,046	—
Changes in operating assets and liabilities:
Accounts receivable	(198,131)	(184,300)
Prepaid expenses and other current assets	(15,524)	(17,085)
Accounts payable and accrued liabilities	(54,881)	(33,833)
Taxes payable	(65,131)	(60)

Net cash provided by operating activities	1,136,432	1,039,325

Investing activities:
Capital expenditures	(309,737)	(487,662)
Rig acquisitions	(950,024)	—
Proceeds from disposition of assets, net of disposal costs	1,391	2,802
Deposits received on sale of rig	6,000	—
Proceeds from sale and maturities of marketable securities	4,098,868	1,293,742
Purchases of marketable securities	(3,698,627)	(1,291,271)
(Cost of) proceeds from settlement of foreign currency forward exchange contracts not designated as accounting hedges	(28,772)	11,141

Net cash used in investing activities	(880,901)	(471,248)

Financing activities:
Issuance of 5.875% senior unsecured notes	499,255	—
Debt issuance costs and arrangement fees	(3,923)	—
Payment of dividends	(836,621)	(573,917)
Proceeds from stock plan exercises	527	2,002
Excess tax benefits from stock-based payment arrangements	—	1,392
Redemption of 1.5% debentures	—	(73)

Net cash used in financing activities	(340,762)	(570,596)

Net change in cash and cash equivalents	(85,231)	(2,519)
Cash and cash equivalents, beginning of period	336,052	637,961

Cash and cash equivalents, end of period	$250,821	$635,442

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
     As of October 23, 2009, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
     Our management has evaluated subsequent events through the time of our filing with the SEC on October 27, 2009, the date on which we issued our financial statements.
Accounting Standards Codification
      In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168. SFAS 168 established the “FASB Accounting Standards Codification,” or FASB ASC, as the source of authoritative GAAP recognized by the FASB for non-governmental entities. All existing accounting standards have been superseded and accounting literature not included in the FASB ASC is considered non-authoritative. Subsequent issuances of new standards will be in the form of Accounting Standards Updates, or ASU, that will be included in the ASC. Generally, the FASB ASC is not expected to change GAAP. Pursuant to the adoption of SFAS 168 we have adjusted references to authoritative accounting literature in our financial statements. Adoption of FAS 168 had no effect our financial position, operating results or cash flows.
Adoption of ASC 470-20
     We adopted FASB ASC Topic 470-20, Debt with Conversion and Other Options, or ASC 470-20 (previously FASB Staff Position, or FSP, Accounting Principles Board No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)”), on January 1, 2009. ASC 470-20 applies to convertible debt securities that may be settled by the issuer fully or partially in cash and requires that the statement be retrospectively applied to all past periods presented. For convertible debt securities falling within the scope of ASC 470-20, issuers must separate the securities into two components: debt and equity. The proceeds of the issuance are first allocated to the debt based on the estimated fair value of a similar debt issue without a conversion option; the remaining proceeds are allocated to equity.
     Both our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, and our 1.5% Convertible Senior Debentures Due 2031, or 1.5% Debentures, are within the scope of ASC 470-20. Consequently, we retrospectively applied the requirements of the pronouncement to both of these issuances. The effect of adoption on our Consolidated Balance Sheets is as follows:

	Zero Coupon Debentures		1.5% Debentures		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(In thousands)
Increase (Decrease):
Drilling and other property and equipment, net	$6,169	$6,429	$8,949	$9,240	$15,118	$15,669
Deferred tax liability	1,033	1,080	1,693	1,741	2,726	2,821
Additional paid-in capital	48,997	48,997	62,701	62,701	111,698	111,698
Retained earnings	(43,861)	(43,648)	(55,445)	(55,202)	(99,306)	(98,850)

The effect of the adoption of ASC 470-20 on our Consolidated Statements of Operations is as follows:

	Zero Coupon Debentures				1.5% Debentures				Total
	September 30				September 30				September 30
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(In thousands)
Increase (Decrease):
Depreciation expense	$87	$68	$260	$208	$97	$73	$291	$217	$184	$141	$551	$425
Tax expense	(16)	(12)	(47)	(36)	(16)	(12)	(48)	(35)	(32)	(24)	(95)	(71)
Income from continuing operations	(71)	(56)	(213)	(172)	(81)	(61)	(243)	(182)	(152)	(117)	(456)	(354)
Net income	(71)	(56)	(213)	(172)	(81)	(61)	(243)	(182)	(152)	(117)	(456)	(354)
     Debt discounts related to our Zero Coupon Debentures and 1.5% Debentures were fully amortized in 2005 and 2007, respectively. Consequently, the adoption of ASC 470-20 had no effect on the carrying amount of our Zero Coupon Debentures at September 30, 2009 and December 31, 2008. Our then outstanding 1.5% Debentures were redeemed in full in April 2008.
     The carrying amounts of the liability and equity components of the debentures at September 30, 2009 and December 31, 2008 is as follows:

	Zero Coupon Debentures		1.5% Debentures		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(In thousands)
Carrying amount of liability component of debt issue	$4,143	$4,036	$—	$—	$4,143	$4,036
Carrying amount of equity component of debt issue	$48,997	$48,997	$62,701	$62,701	$111,698	$111,698
     Interest expense (net of capitalized interest) for our Zero Coupon Debentures related to the contractual coupon rate was $37,000 and $14,000 for the three months ended September 30, 2009 and 2008, respectively, with an effective interest rate of 3.63% in each period. Interest expense (net of capitalized interest) for our Zero Coupon Debentures related to the contractual coupon rate was $108,000 and $26,000 for the nine months ended September 30, 2009 and 2008, respectively, with an effective interest rate of 3.63% in each period. Interest expense (net of capitalized interest) for the 1.5% Debentures related to the contractual coupon interest rate was $24,000 for the nine months ended September 30, 2008. The effective interest rate for the 1.5% Debentures was 1.6% for the nine months ended September 30, 2008. There was no interest expense (net of capitalized interest) for the three months ended September 30, 2008 as the 1.5% Debentures were redeemed in April 2008. See Note 9.
     The adoption of ASC 470-20 had no effect on previously stated basic and diluted earnings per share for the three months ended September 30, 2008. The adoption of ASC 470-20 resulted in a $0.01 per share decline in basic and diluted earning per share for the nine months ended September 30, 2008, from $7.32 per share to $7.31 per share. As required, our consolidated financial statements and notes thereto have been adjusted to reflect the effect of adoption of ASC 470-20 on January 1, 2009.
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
     We have adopted FASB ASC Topic 825-10-65, Financial Instruments — Transition Related to FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (previously FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. See Note 5.
Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $25.1 million in each of the nine-month periods ended September 30, 2009 and 2008.
     We made estimated U.S. federal income tax payments of $192.0 million and $330.0 million during the nine months ended September 30, 2009 and 2008, respectively. We paid $141.4 million and $86.0 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2009 and 2008, respectively. We paid state income taxes of $0.2 million during the nine months ended September 30, 2009.
     Capital expenditures for the nine months ended September 30, 2009 included $59.4 million that was accrued but unpaid at December 31, 2008. Capital expenditures for the nine months ended September 30, 2008 included $43.0 million that was accrued but unpaid at December 31, 2007. Capital expenditures that were accrued but not paid as of September 30, 2009 totaled $45.4 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at September 30, 2009.
     We recorded income tax benefits of $32,000 and $1.7 million related to employee stock plan exercises during the nine months ended September 30, 2009 and 2008, respectively.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. There were no qualifying expenditures during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we capitalized interest on qualifying expenditures related to the upgrade of the Ocean Monarch for ultra-deepwater service (completed December 2008) and the construction of our two jack-up rigs, the Ocean Shield (completed May 2008) and the Ocean Scepter (completed August 2008).
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three
	Months	Nine Months
	Ended	Ended
	September 30, 2008
	(In thousands)
Total interest cost including amortization of debt issuance costs	$6,942	$20,993
Capitalized interest	(3,953)	(14,767)

Total interest expense as reported	$2,989	$6,226

Assets Held For Sale
     At December 31, 2008, we had transferred the $32.2 million net book value of the Ocean Tower to “Assets held for sale” in our Consolidated Balance Sheets. In December 2008, we entered into an agreement to sell the rig, which was damaged during a hurricane in September 2008, at a price in excess of its $32.2 million carrying value. In connection with the execution of the sales agreement, and amendments thereto, we received $9.5 million in aggregate deposits ($3.5 million in 2008 and $6.0 million in 2009) from the purchaser, which we have recorded in

“Accrued liabilities” in our Consolidated Balance Sheets. We completed the sale on October 26, 2009.
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
     As of June 30, 2009, we evaluated the Ocean Tower and our three mat-supported jack-up rigs (Ocean Champion, Ocean Crusader and Ocean Drake), which had been cold-stacked during the second quarter of 2009, for impairment. The Ocean Tower had a pending sales agreement for a price in excess of its carrying value (see “ — Assets Held For Sale”) and is not considered to be impaired. (The sale of the Ocean Tower was completed on October 26, 2009.) We evaluated our three cold-stacked rigs for impairment using the probability-weighted cash flow analysis discussed above. Based on these analyses, we determined that the probability-weighted cash flows exceeded the carrying value of each rig.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$364,134	$310,533	$1,100,155	$1,017,204
Other comprehensive gains (losses), net of tax:
Foreign currency forward exchange contracts:
Unrealized holding gain	1,361	—	5,192	—
Reclassification adjustment for gain included in net income	(1,459)	—	(1,459)	—

Investments in marketable securities:
Unrealized holding gain (loss)	(2)	(4)	34	14
Reclassification adjustment for gain included in net income	4	(12)	(503)	(12)

Comprehensive income	$364,038	$310,517	$1,103,419	$1,017,206

     The tax related to the change in unrealized holding gain on forward exchange contracts for the three and nine months ended September 30, 2009 was $0.7 million and $2.8 million, respectively. The tax related to the reclassification adjustment for foreign currency forward exchange contracts included in net income for both the three and nine months ended September 30, 2009 was $0.8 million.
     The tax related to the change in unrealized holding losses on investments for the three months ended September 30, 2009 was approximately $1,000 and the tax related to the change in unrealized holding gains on investments for the nine months ended September 30, 2009 was approximately $18,000. The tax effect on the reclassification adjustment for net gains on investments included in net income for the three months ended September 30, 2009 was approximately $2,000 and the tax effect on the reclassification adjustment for net losses on investments included in net income for the nine months ended September 30, 2009 was approximately $271,000.

     The tax related to the change in unrealized holding loss on investments was approximately $2,000 for the three months ended September 30, 2008 and the tax related to the change in unrealized holding gain on investments was approximately $8,000 for the nine months ended September 30, 2008. The tax effect on the reclassification adjustment for net losses on investments included in net income was approximately $6,000 for the three and nine months ended September 30, 2008.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses on our foreign currency forward exchange contracts not designated as accounting hedges, are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2009, we recognized net foreign currency exchange gains of $8.3 million and $17.9 million, respectively. For the three and nine months ended September 30, 2008, we recognized net foreign currency exchange losses of $29.0 million and $14.6 million, respectively. See Note 4.
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
Recent Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 changes the guidance provided in the ASC Subtopic 605-25, Revenue Recognition -Multiple-Element Arrangements, or ASC-

605-25, to allow the financial reporting of revenue arrangements to reflect the underlying economics of transactions. The amendments to ASC-605-25 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that the adoption of the amendments to ASC-605-25 will have on our results of operations and financial position, as well as the related disclosure requirements.
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income — basic (numerator):	$364,134	$310,533	$1,100,155	$1,017,204
Effect of dilutive potential shares
1.5% Debentures	—	—	—	15
Zero Coupon Debentures	24	9	70	17

Net income including conversions — diluted (numerator)	$364,158	$310,542	$1,100,225	$1,017,236

Weighted average shares — basic (denominator):	139,005	139,001	139,003	138,945
Effect of dilutive potential shares
1.5% Debentures	—	—	—	25
Zero Coupon Debentures	52	52	52	52
Stock options and SARs	46	38	28	54

Weighted average shares including conversions — diluted (denominator)	139,103	139,091	139,083	139,076

Earnings per share:
Basic	$2.62	$2.23	$7.91	$7.32

Diluted	$2.62	$2.23	$7.91	$7.31

     Our computation of diluted earnings per share, or EPS, for the three months ended September 30, 2009 excludes stock options representing 2,000 shares of common stock and 360,823 stock appreciation rights, or SARs. Our computation of EPS for the nine months ended September 30, 2009 excludes stock options representing 11,086 shares of common stock and 430,575 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
     Our computation of diluted EPS for the three and nine months ended September 30, 2008 excludes 247,042 and 182,037 SARs, respectively. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.

3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2009
	Amortized	Unrealized	Market
	Cost	Gain	Value
		(In thousands)

Mortgage-backed securities	$816	$64	$880

	December 31, 2008
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
Due within one year	$398,791	$758	$399,549
Mortgage-backed securities	1,016	27	1,043

Total	$399,807	$785	$400,592

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Proceeds from sales	$100,039	$643,720	$2,548,868	$743,742
Proceeds from maturities	800,000	—	1,550,000	550,000
Gross realized gains	22	680	790	680
Gross realized losses	(2)	(3)	(171)	(6)
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
     We enter into foreign currency forward exchange contracts when we believe market conditions are favorable to purchase contracts for future settlement with the expectation that such contracts, when settled, will reduce our exposure to foreign currency gains/losses on foreign currency expenditures in the future. The amount and duration of such contracts is based on our monthly forecast of expenditures in the significant currencies in which we do business and for which there is a financial market (i.e., Australian dollars, Brazilian reais, British pounds sterling, Mexican pesos and Norwegian kroner). These forward contracts are derivatives as defined by ASC Topic 815, Derivatives and Hedging, or ASC 815 (previously Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivatives and Hedging Activities”).
     ASC 815 requires that each derivative be stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for hedge accounting, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions. For derivative contracts entered into prior to May 2009, we did not seek hedge accounting treatment under ASC 815. Accordingly, prior to May 2009, all adjustments to record the carrying value of our derivative financial instruments at fair value were reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     Realized gains or losses upon settlement of the derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     Beginning in May 2009, we began a hedging strategy and designated certain of our qualifying foreign currency forward exchange contracts as cash flow hedges pursuant to ASC 815. These hedges are expected to be highly effective, and therefore, adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value is recorded as a component of “Accumulated other comprehensive income,” or AOCI, in our Consolidated Financial Statements. The effective portion of the cash flow hedge will remain in AOCI until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value are recorded as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     Realized gains or losses upon settlement of derivative contracts designated as cash flow hedges are reported as a component of “Contract drilling expense” in our Consolidated Statements of Operations to offset the impact of foreign currency fluctuations in our expenditures in local foreign currencies in the countries in which we operate.
     During the nine months ended September 30, 2009, we settled foreign currency exchange contracts with an aggregate notional value of approximately $279.3 million, of which an aggregate notional value of $61.1 million was designated as an accounting hedge.
     As of September 30, 2009, we had foreign currency exchange contracts outstanding in the aggregate notional amount of $87.5 million, consisting of $27.6 million in Australian dollars, $18.0 million in Brazilian reais, $22.3 million in British pounds sterling, $7.6 million in Mexican pesos and $12.0 million in Norwegian kroner. These contracts generally settle monthly through March 2010. As of September 30, 2009, all outstanding derivative contracts had been designated as cash flow hedges, except for derivative contracts with a notional amount aggregating $2.4 million in Norwegian kroner. See Note 5.
     The following table presents the fair values of our derivative financial instruments at September 30, 2009:

	Assets		Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In		(In
		thousands)		thousands)
Derivatives designated as hedging instruments under ASC 815:

Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$5,972	Accrued liabilities	$(229)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	277		—

		$6,249		$(229)

     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our foreign currency forward exchange contracts designated as cash flow hedges under ASC 815 for each of the three and nine month periods ended September 30, 2009.

Location of Gain
			Recognized in Income	Amount of (Loss)
Amount of Gain			on Derivative	Recognized in Income on
Recognized in	Location of Gain	Amount of Gain	(Ineffective Portion	Derivative (Ineffective
AOCI on	Reclassified from	Reclassified from	and Amount Excluded	Portion and Amount
Derivative	AOCI into Income	AOCI into Income	from Effectiveness	Excluded from
(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
(In thousands)		(In thousands)		(In thousands)
$7,987	Contract drilling expense	$2,244	Foreign currency transaction gain	$(269)
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our foreign currency forward exchange contracts not designated as hedging instruments under ASC 815 for the three and nine month periods ended September 30, 2009 and 2008.

	Amount of Gain Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Location of Gain (Loss) Recognized in Income	2009	2008	2009	2008
	(In thousands)
Foreign currency transaction gain	$238	$(25,070)	$8,806	$(7,920)
     The amounts presented in the table above include unrealized gains of approximately $147,000 and $37.6 million for the three months and nine months ended September 30, 2009, respectively, to record the carrying value of our derivative financial instruments to their fair value. The amounts presented in the table above include unrealized losses of $28.7 million and $19.1 million for the three months and nine months ended September 30, 2008, respectively, to record the carrying value of our derivative financial instruments to their fair value.
     As of September 30, 2009, the estimated amount of net unrealized gains associated with our foreign currency forward exchange contracts that will be reclassified to earnings during the next twelve months was $5.7 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.
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
     During the second quarter of 2009, one of our customers sought short-term financial relief with respect to an existing contractual agreement with us for a six-well, one-year minimum contract term, program that began in May 2009. As a result, we agreed to amend our existing contract with this customer, and in consideration of this amendment, we are to receive a $20,000 per day increase in the total contractual operating dayrate, to a total of $560,000 per day, for a minimum of the first 240 days of the initial one-year contract. Under the terms of the amended agreement, the customer is obligated to pay us $75,000 per day in accordance with our normal credit terms (due 30 days after receipt of invoice). The remainder of the dayrate for the six well program (minimum of 240 days) will be paid through the conveyance of a 27% net profit interest, or NPI, in a minimum of five developmental oil-and-gas producing properties covering six wells owned by the customer. Based on the current production payout estimate, we anticipate that the first payment from the conveyance of the NPI will commence in early 2010. Payments of such amounts, and the timing of such payments, are contingent upon such production and upon energy sale prices. At September 30, 2009, the $55.5 million portion of this trade receivable that is expected to be paid from the NP, is presented as “Accounts Receivable” in our Consolidated Balance Sheets.
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
     Nearly all of our investments in debt securities are U.S. government securities with minimal credit risk. However, we are exposed to market risk due to price volatility associated with interest rate fluctuations.
Fair Values
     The amounts reported in our Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, forward exchange contracts and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are shown below:

	September 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Zero Coupon Debentures	$4.9	$4.1	$3.0	$4.0
4.875% Senior Notes	259.5	249.7	230.0	249.6
5.15% Senior Notes	267.2	249.7	237.0	249.6
5.875% Senior Notes	523.4	499.3	—	—
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of September 30, 2009 and December 31, 2008, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.
•	Marketable securities — The fair values of the debt securities, including mortgage-backed securities, available for sale were based on the quoted closing market prices on September 30, 2009 and December 31, 2008, respectively.
•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.
•	Forward exchange contracts — The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2009 and December 31, 2008, respectively.
•	Long-term debt — The fair value of our Zero Coupon Debentures is based on the closing market price of our common stock on September 30, 2009 and December 31, 2008, respectively, and the stated conversion rate for the debentures. The fair values of our 4.875% Senior Notes due 2015 and 5.15% Senior Notes due 2014 are based on the quoted closing market prices on September 30, 2009 and December 31, 2008, respectively, from brokers of these instruments. The fair value of our 5.875% Senior Notes due 2019 is based on the quoted market price on September 30, 2009 from brokers of this instrument.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at September 30, 2009 consisted of $234.4 million in cash held in money market funds.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include mortgage-backed securities and over-the-counter foreign currency forward exchange contracts that are valued using a model-derived valuation technique.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Short-term investments	$234,378	$—	$—	$234,378
Residential mortgage-backed securities	—	880	—	880
Forward exchange contracts	—	6,249	—	6,249

Total assets	$234,378	$7,129	$—	$241,507

Liabilities:

Forward exchange contracts	$—	$(229)	$—	$(229)

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Fair value
	(In thousands)
Assets:
Short-term investments	$700,038	$—	$—	$700,038
Residential mortgage-backed securities	—	1,043	—	1,043

Total assets	$700,038	$1,043	$—	$701,081

Liabilities:
Forward exchange contracts	$—	$(37,301)	$—	$(37,301)

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Rig spare parts and supplies	$50,285	$52,481
Deferred mobilization costs	31,632	28,924
Prepaid insurance	17,938	11,845
Deferred tax assets	9,350	9,350
Foreign currency forward exchange contracts	6,249	—
Deposits	4,369	3,846
Prepaid taxes	36,281	11,589
Other	14,142	5,011

Total	$170,246	$123,046

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Drilling rigs and equipment	$6,350,960	$5,600,306
Construction work-in-progress	490,024	—
Land and buildings	36,532	35,069
Office equipment and other	36,616	34,021

Cost	6,914,132	5,669,396
Less: accumulated depreciation	(2,512,002)	(2,255,023)

Drilling and other property and equipment, net	$4,402,130	$3,414,373

     In June 2009, we acquired the Ocean Courage, a newbuild, dynamically positioned, semisubmersible drilling rig, for $460.0 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares.
     On September 29, 2009, we acquired from PetroRig II Pte Ltd the construction contract to purchase from Jurong Shipyard Pte Ltd, or Jurong Shipyard, a newbuild, 7,500 foot, dynamically positioned, semisubmersible drilling rig. We funded the final payment to Jurong Shipyard on September 30, 2009, and the purchase of the rig was completed on October 1, 2009 in Singapore. The aggregate amount of the consideration paid to acquire the construction contract and the final payment to Jurong Shipyard under the construction contract was approximately $490.0 million and has been presented in the table above as construction work-in-progress. The rig has been renamed the Ocean Valor.

8. Accrued Liabilities
     Accrued liabilities consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Accrued maintenance/capital projects	$87,837	$106,135
Payroll and benefits	70,466	69,326
Deferred revenue	70,020	39,307
Rig operating expenses	24,664	30,056
Interest payable	16,115	10,385
Personal injury and other claims	9,988	10,489
Foreign currency forward exchange contracts	229	37,301
Hurricane related expenses	—	5,080
Other	18,919	21,447

Total	$298,238	$329,526

9. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Zero Coupon Debentures (due 2020)	$4,143	$4,036
5.15% Senior Notes (due 2014)	249,667	249,623
4.875% Senior Notes (due 2015)	249,658	249,621
5.875% Senior Notes (due 2019)	499,278	—

	1,002,746	503,280
Less: Current maturities	4,143	—

Total	$998,603	$503,280

     At September 30, 2009, there was $6.0 million aggregate principal amount at maturity, or $4.1 million accreted, or carrying, value, of our Zero Coupon Debentures outstanding.
     On October 8, 2009, we issued $500.0 million aggregate principal amount of senior unsecured notes. See Note 13.
     5.875% Senior Notes
          On May 4, 2009, we issued $500.0 million aggregate principal amount of our 5.875% Senior Notes due May 1, 2019, or 5.875% Senior Notes, for general corporate purposes. The 5.875% Senior Notes were issued at an offering price of 99.851% of the principal and resulted in net proceeds to us of approximately $495.3 million.
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

     As reflected in the table below, the holders of our outstanding Zero Coupon Debentures have the right to require us to purchase all or a portion of their outstanding debentures on June 6, 2010. The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2009 are as follows:

(In thousands)
2010	$4,143
2011	—
2012	—
2013	—
2014	249,667
Thereafter	748,936

1,002,746
Less: Current maturities	(4,143)

Total	$998,603

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
     Litigation. During the second quarter of 2009, the U.S. District Court ruled in our favor and dismissed a lawsuit filed in January 2005 by Total E&P USA, Inc. and several oil companies against us alleging that our semisubmersible rig, the Ocean America, damaged a natural gas pipeline in the Gulf of Mexico during Hurricane Ivan. The plaintiffs have appealed the judgment.
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
     Personal Injury Claims. Our deductible for liability insurance coverage for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is $5.0 million per occurrence, with no aggregate deductible. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage experts to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At September 30, 2009, our estimated liability for personal injury claims was $32.7 million, of which $9.4 million and $23.3 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2008, our estimated liability for personal injury claims was $30.1 million, of which $9.5 million and $20.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;
•	significant changes in the volume of personal injury claims;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.
11. Segments and Geographic Area Analysis
     Although we provide contract drilling services with different types of offshore drilling rigs and also provide such services in many geographic locations, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers of such services, in accordance with FASB ASC Topic 280, Segment Reporting (previously SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
High Specification Floaters	$353,318	$344,024	$999,979	$979,313
Intermediate Semisubmersibles	421,145	401,891	1,303,907	1,239,711
Jack-ups	110,818	136,038	360,561	369,895

Total contract drilling revenues	885,281	881,953	2,664,447	2,588,919
Revenues related to reimbursable expenses	23,094	18,423	76,055	51,931

Total revenues	$908,375	$900,376	$2,740,502	$2,640,850

Geographic Areas
     At September 30, 2009, our drilling rigs were located offshore thirteen countries in addition to the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in international operations and our results of operations and the value of our international assets are affected by fluctuations in foreign currency exchange rates. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
United States	$285,665	$369,410	$975,844	$1,088,971

International:
Australia/Asia/Middle East	169,910	166,741	543,368	476,349
Europe/Africa/Mediterranean	179,588	131,999	490,390	386,767
South America	191,044	150,711	488,454	436,315
Mexico	82,168	81,515	242,446	252,448

Total revenues	$908,375	$900,376	$2,740,502	$2,640,850

12. Income Taxes
     Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. It is our intention to indefinitely reinvest future earnings of DOIL to finance foreign activities except to the extent that such earnings were immediately subject to U.S. federal income taxes and except for the earnings of Diamond East Asia Limited, or DEAL, a wholly-owned subsidiary of DOIL formed in December 2008. Accordingly, U.S. income taxes have been provided on the earnings of DEAL.
     During the three months ended September 30, 2009 we reached an agreement with the Internal Revenue Service to settle the audits of the tax years 2004 through 2006 for total additional income tax expense of $55,000. Return to provision adjustments made during the three months ended September 30, 2009 that were associated with the filing of our 2008 tax returns in various jurisdictions resulted in additional tax expense of $11.0 million.
     On March 31, 2009, the statute of limitations relative to a 2003 uncertain tax position in Mexico expired. As a consequence we reversed $5.5 million of previously accrued interest expense and $5.9 million of previously accrued tax expense, $0.8 million of which had been accrued for penalties.
13. Subsequent Event
     On October 8, 2009, we issued $500.0 million aggregate principal amount of our 5.70% Senior Notes due 2039 for general corporate purposes. The notes were issued at an offering price of 99.344% of the principal and resulted in net proceeds to us of approximately $491.9 million, exclusive of accrued issuance costs. The notes are unsecured and bear interest at 5.70% per year, payable semiannually in arrears on April 15 and October 15, and mature on October 15, 2039.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of Part II, “Risk Factors,” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. With the addition of the 10,000 foot, dynamically positioned, semisubmersible Ocean Courage in June 2009 and the addition of the 7,500 foot, dynamically positioned, semisubmersible Ocean Valor in October 2009, we now have a fleet of 47 offshore rigs currently consisting of 32 semisubmersibles, 14 jack-ups and one drillship.
Overview
Industry Conditions
     The global economic recession continued to weigh on energy demand in the third quarter of 2009. Crude oil prices averaged around $70 per barrel during the period, but remained volatile. Against this background, demand and pricing for all but the highest-specification equipment has remained weak compared with the same period in 2008, with some customers actively seeking to farm-out time to other operators on rigs they have under contract. In effect, offering to farm out rigs creates additional supply against which we must compete. The decline in drilling activity is expected to be further exacerbated by the influx of new-build rigs over the next several years, particularly in regard to jack-up units. We expect our extensive contract backlog to help mitigate the impact of the current market conditions on us at least through the end of 2009 and into 2010; however, we have experienced negative effects of the current market such as customer credit problems, customers attempting to renegotiate or terminate contracts, one customer seeking bankruptcy protection, a further slowing in the pace of new contracting activity, declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment.
     Floaters
     Approximately 88% of the time on our intermediate and high-specification floater rigs is committed for the remainder of 2009. Additionally, commitments for 75% of the time on our floating rigs extend at least through 2010, with 10% of our floating units having contracts extending into the 2014-2015 timeframe.
     During the third quarter, we reached an agreement with a customer to employ the recently purchased dynamically positioned, high-specification rig, Ocean Courage, under a five-year contract at a dayrate of $395,000, plus a potential 8% bonus. The rig, which is currently mobilizing from Singapore, is initially scheduled to work in the U.S. Gulf of Mexico, or GOM, with commencement of activity expected in early 2010. In addition, we reached an agreement with one of our customers in the GOM on a second one-year extension for the mid-water unit Ocean Saratoga, to occupy the rig until mid 2011. In exchange for the extension, we agreed to a varying dayrate structure which provides for lower dayrates during the four-month period when the rig is limited as to where it may operate during hurricane season due to regulatory restrictions, and higher dayrates at other times. Additionally, at the close of the third quarter we announced our purchase of another newbuild rig, which we have named the Ocean Valor. The dynamically positioned, high-specification unit is undergoing final commissioning, and we believe there are multiple opportunities to employ the rig on future deepwater projects.
     International Jack-ups
     The industry’s jack-up market is divided between an international sector and a U.S. sector, with the international sector historically characterized by contracts of longer duration and higher prices, compared to the generally shorter term and lower priced domestic sector. However, to date in 2009 demand and dayrates have softened internationally. Based on analyst reports to the effect that less than 20% of the industry’s new-build jack-up order book is under contract, it is expected that an oversupply of jack-up rigs will have an increasingly negative impact on the international jack-up sector during 2009 and beyond.
     GOM Jack-ups
     In the domestic jack-up sector, lower natural gas prices have negatively impacted both demand and dayrates. In response, where possible we are continuing to seek to move units out of the GOM and into markets with generally longer contract duration and higher prices. Two of our five jack-up rigs in the GOM are under contract. To reduce costs, the remaining three mat rigs have been stacked and are not being actively marketed. Absent a sustained improvement in natural gas prices, weakness in the GOM is likely to continue in 2009, with the possibility of additional rigs being cold-stacked by the industry in an effort to help bring equipment supply and demand into equilibrium. The number of working jack-ups in the GOM remains near its lowest level since the early 1970’s.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of October 22, 2009, February 5, 2009 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2008), and October 23, 2008 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008). The 2008 period includes both firm commitments (typically represented by signed contracts), as well as previously-disclosed letters of intent, or LOIs, where indicated. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 22,	February 5,	October 23,
	2009(1)	2009	2008(2)
		(In thousands)
Contract Drilling Backlog
High-Specification Floaters	$4,450,000	$4,346,000	$4,720,000
Intermediate Semisubmersibles	4,061,000	5,567,000	6,302,000
Jack-ups	249,000	346,000	428,000

Total	$8,760,000	$10,259,000	$11,450,000

(1)	Contract drilling backlog as of October 22, 2009 included an aggregate $124.1 million in contract drilling revenue related to future work for one of our high-specification floaters for which a definitive agreement has not yet been executed.

(2)	Contract drilling backlog as of October 23, 2008 included an aggregate $189.8 million in contract drilling revenue related to anticipated future work under an LOI expected to be earned by one of our high-specification floaters during 2009 and 2010.
     The following table reflects the amount of our contract drilling backlog by year as of October 22, 2009.

	For the Years Ending December 31,
	Total	2009(1)	2010	2011	2012 - 2016
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters(2)	$4,450,000	$380,000	$1,522,000	$1,182,000	$1,366,000
Intermediate Semisubmersibles	4,061,000	396,000	1,325,000	893,000	1,447,000
Jack-ups	249,000	85,000	136,000	28,000	—

Total	$8,760,000	$861,000	$2,983,000	$2,103,000	$2,813,000

(1)	Represents a three-month period beginning October 1, 2009.

(2)	Contract drilling backlog included an $118.7 million and $5.4 million in contract drilling revenue related to future work in 2010 and 2011, respectively, for which a definitive agreement has not yet been executed.

     The following table reflects the percentage of rig days committed by year as of October 22, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean Valor.

	For the Years Ending December 31,
	2009(1)	2010	2011	2012 - 2016
Rig Days Committed (2)
High-Specification Floaters	91%	82%	54%	13%
Intermediate Semisubmersibles	87%	70%	48%	15%
Jack-ups	60%	24%	4%	—

(1)	Represents a three-month period beginning October 1, 2009.

(2)	Includes approximately 274 and 517 scheduled shipyard, survey and mobilization days for 2009 and 2010, respectively.
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
     During the remainder of 2009, we currently expect to spend approximately 235 rig days for 5-year and intermediate surveys, the mobilization of rigs, contractually required modifications for international contracts and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ –Contract Drilling Backlog.”
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
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to these policies during the nine months ended September 30, 2009.

Results of Operations
     Although we perform contract drilling services with different types of drilling rigs and in many geographic locations, there is a similarity of economic characteristics among all our divisions and locations, including the nature of services provided and the type of customers for our services. We believe that the combination of our drilling rigs into one reportable segment is the appropriate aggregation in accordance with FASB Accounting Standards Codification, or ASC, Topic 280, Segment Reporting (previously Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”). However, for purposes of this discussion and analysis of our results of operations, we provide greater detail with respect to the types of rigs in our fleet and the geographic regions in which they operate to enhance the reader’s understanding of our financial condition, changes in financial condition and results of operations.
Three Months Ended September 30, 2009 and 2008
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$353,318	$344,024	$9,294
Intermediate Semisubmersibles	421,145	401,891	19,254
Jack-ups	110,818	136,038	(25,220)

Total Contract Drilling Revenue	$885,281	$881,953	$3,328

Revenues Related to Reimbursable Expenses	$23,094	$18,423	$4,671

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$103,258	$94,713	$(8,545)
Intermediate Semisubmersibles	142,156	162,011	19,855
Jack-ups	52,559	58,159	5,600
Other	6,173	(610)	(6,783)

Total Contract Drilling Expense	$304,146	$314,273	$10,127

Reimbursable Expenses	$22,873	$18,126	$(4,747)

OPERATING INCOME
High-Specification Floaters	$250,060	$249,311	$749
Intermediate Semisubmersibles	278,989	239,880	39,109
Jack-ups	58,259	77,879	(19,620)
Other	(6,173)	610	(6,783)
Reimbursable expenses, net	221	297	(76)
Depreciation	(86,485)	(72,155)	(14,330)
General and administrative expense	(15,628)	(13,944)	(1,684)
Casualty loss	—	(6,281)	6,281
Gain on disposition of assets	217	228	(11)

Total Operating Income	$479,460	$475,825	$3,635

Other income (expense):
Interest income	1,879	3,055	(1,176)
Interest expense	(14,031)	(2,989)	(11,042)
Foreign currency transaction gain (loss)	8,313	(29,047)	37,360
Other, net	(336)	581	(917)

Income before income tax expense	475,285	447,425	27,860
Income tax expense	(111,151)	(136,892)	25,741

NET INCOME	$364,134	$310,533	$53,601

     During the third quarter of 2009, the global economic recession continued to impact our industry, resulting in reduced demand for energy and volatile crude oil prices. Aggregate revenues for the third quarter of 2009 increased $3.3 million, or less than 1%, compared to the third quarter of 2008. Floater revenues increased $28.5 million due to the inclusion of a full quarter of operating revenues for our recently upgraded Ocean Monarch. However, this increase in revenues was partially offset by a $25.2 million decrease in revenues generated by our jack-up fleet compared to the third quarter of 2008. The decreased contribution by our jack-up fleet was primarily due to the cold-stacking of three of our mat-supported jack-up rigs in the GOM and the absence of revenues from the Ocean Tower, which was taken out of service in September 2008 as a result of damages sustained in Hurricane Ike in September 2008.
     Total contract drilling expense decreased $10.1 million, or 3%, during the third quarter of 2009 compared to the same period in 2008. The net decrease in operating cost for the three months ended September 30, 2009 reflects overall lower survey and related costs compared to the prior year period, partially offset by the inclusion of normal operating costs for the recently upgraded Ocean Monarch and our new jack-ups Ocean Shield and Ocean Scepter, and contract preparation.
     Depreciation expense increased $14.3 million to $86.5 million during the third quarter of 2009, or 20% compared to the third quarter of 2008, due to a higher depreciable asset base.
High-Specification Floaters.

	Three Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$237,635	$269,599	$(31,964)
Australia/Asia/Middle East	40,936	13,712	27,224
Europe/Africa/Mediterranean	10,499	—	10,499
South America	64,248	60,713	3,535

Total Contract Drilling Revenue	$353,318	$344,024	$9,294

CONTRACT DRILLING EXPENSE
GOM	$60,116	$59,557	$(559)
Australia/Asia/Middle East	8,203	10,702	2,499
Europe/Africa/Mediterranean	3,008	—	(3,008)
South America	31,931	24,454	(7,477)

Total Contract Drilling Expense	$103,258	$94,713	$(8,545)

OPERATING INCOME	$250,060	$249,311	$749

     GOM. Revenues generated by our high-specification floaters operating in the GOM decreased $32.0 million during the third quarter of 2009 compared to the same period in 2008. Comparing the quarters ended September 30, 2009 and 2008, we had a net decrease of one high-specification semisubmersible rig in the GOM with the relocation of the Ocean Quest to Brazil (late first quarter 2009) and Ocean Valiant to Angola (early third quarter 2009) and the commencement of drilling service of the Ocean Monarch in the GOM (late first quarter 2009). The effect of these rig relocations was a net $3.7 million reduction in revenues in the third quarter of 2009 compared to the same period in 2008.
     Excluding the effect of the rig relocations discussed above, average utilization for our high-specification rigs operating in the GOM decreased from 98% in the third quarter of 2008 to 80%, primarily due to the Ocean Star being ready-stacked for the entire third quarter of 2009. The decrease in average utilization resulted in a $42.6 million reduction in revenues in the third quarter of 2009 compared to the same period of 2008. Excluding the Ocean Monarch, Ocean Quest and Ocean Valiant, average operating revenue per day for our high-specification floaters in this market increased to $444,500 during the third quarter of 2009 compared to $436,500 in the third quarter of 2008, resulting in additional revenues of $14.3 million.
     Total operating costs during the third quarter of 2009 for our high-specification floaters in the GOM remained constant compared to the prior year quarter. Increased costs associated with normal operations of the Ocean Monarch in the GOM and the ready-stacking of the Ocean Star during the third quarter of 2009 were mostly offset by decreased operating costs for the Ocean Quest and Ocean Valiant as a result of their departures from the GOM.
     Australia/Asia/Middle East. During the third quarter of 2009, the Ocean Rover, our high-specification rig operating offshore Malaysia, generated $27.2 million in additional revenues compared to the third quarter of 2008.

The increase in revenues is primarily due to the nearly full utilization of the rig during the third quarter of 2009, compared to 52 days of downtime for a special survey during the 2008 quarter ($17.6 million), and an increase in the average operating dayrate from $345,000 earned during the third quarter of 2008 to $451,200 during the third quarter of 2009 ($9.6 million).
     Operating costs during the third quarter of 2009 decreased $2.5 million over the third quarter of the prior year, due primarily to the absence of costs associated with the rig’s special survey in 2008.
     Europe/Africa/Mediterranean. The Ocean Valiant mobilized from the GOM to the Europe/Africa/Mediterranean region during the third quarter of 2009. The rig began operating offshore Angola in mid-September 2009 and generated revenues of $10.5 million and incurred normal operating costs of $3.0 million.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil in the third quarter of 2009 increased $3.5 million compared to the third quarter of 2008. The Ocean Quest (which relocated from the GOM late in the first quarter of 2009) generated revenues of $33.4 million during the third quarter of 2009. Partially offsetting the revenue contribution by the Ocean Quest was a $29.5 million decrease in revenues generated by the Ocean Alliance due to a decrease in average operating dayrate for the Ocean Alliance from $522,900 during the third quarter of 2008 to $159,100 during the third quarter of 2009.
     Contract drilling expense for our operations in Brazil increased $7.5 million during the third quarter of 2009 compared to the same period in 2008, primarily due to inclusion of costs associated with operation of the Ocean Quest offshore Brazil. The increase in costs during the third quarter of 2009 was partially offset by the absence of costs associated with the repair of the Ocean Clipper’s propulsion system incurred in the third quarter of 2008.
Intermediate Semisubmersibles.

	Three Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$16,935	$32,543	$(15,608)
Mexico	55,174	54,153	1,021
Australia/Asia/Middle East	90,843	90,566	277
Europe/Africa/Mediterranean	145,001	135,412	9,589
South America	113,192	89,217	23,975

Total Contract Drilling Revenue	$421,145	$401,891	$19,254

CONTRACT DRILLING EXPENSE
GOM	$5,570	$12,678	$7,108
Mexico	11,638	12,934	1,296
Australia/Asia/Middle East	32,838	41,179	8,341
Europe/Africa/Mediterranean	36,218	49,742	13,524
South America	55,892	45,478	(10,414)

Total Contract Drilling Expense	$142,156	$162,011	$19,855

OPERATING INCOME	$278,989	$239,880	$39,109

     GOM. We currently have one intermediate semisubmersible rig, the Ocean Saratoga, operating in the GOM due to the relocation of the Ocean Ambassador to Brazil early in the third quarter of 2009. Revenues for the Ocean Saratoga decreased $8.3 million in the third quarter of 2009 compared to the same quarter of 2008, primarily due to a decrease in average operating dayrate from $287,100 in the third quarter of 2008 to $196,700 during the third quarter of 2009. The Ocean Ambassador generated revenues of $6.1 million and incurred operating expenses of $7.4 million during the third quarter of 2008 while operating in the GOM.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region remained constant, comparing the third quarter of 2009 to the third quarter of 2008. The Ocean General, which was undergoing a special survey during the majority of the third quarter of 2008, generated an additional $19.7 million during the third quarter of 2009. However, the favorable contribution by the

Ocean General was mostly offset by the negative effect of the ready-stacking of the Ocean Bounty in mid-July 2009 and an out-of-period adjustment for disputed revenue for the Ocean Patriot.
     Operating costs in the Australia/Asia/Middle East region decreased $8.3 million in the third quarter of 2009, compared to the prior year period, primarily due to the absence of costs associated with the 2008 special surveys of the Ocean Bounty and Ocean General and reduced personnel-related costs for the Ocean Bounty. These reductions in costs were partially offset by additional costs associated with mobilizing the Ocean Bounty to a stack location in Singapore.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $9.6 million in the third quarter of 2009 compared to the same period in 2008. Our four rigs currently operating in the North Sea (both U.K. and Norwegian sectors) contributed $7.3 million in additional revenue during the third quarter of 2009. Average utilization increased to 94% for the third quarter of 2009, compared to 87% during the third quarter of 2008, and resulted in the generation of $8.6 million in additional revenues. The favorable contribution from the increase in North Sea utilization was partially offset by a decrease in average operating revenue per day from $351,100 during the third quarter of 2008 to $346,300 for the comparable period of 2009, resulting in a $1.3 million decline in revenues. The Ocean Lexington completed its contract in the Mediterranean and mobilized to a shipyard in Cadiz, Spain in the third quarter of 2009 to prepare for its upcoming contract offshore Brazil. In connection with the completion of its Egyptian contract, the Ocean Lexington earned a $7.5 million demobilization fee.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $13.5 million in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the absence of costs related to surveys and scheduled shipyard work that occurred during the third quarter of 2008.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $24.0 million in the third quarter of 2009 compared to the same period in 2008. With the relocation of the Ocean Ambassador from the GOM to Brazil in the second quarter of 2009, we now have seven semisubmersible drilling rigs operating in the region. Our rigs operating offshore Brazil earned average operating revenue per day of $221,400 during the third quarter of 2009, compared to $214,800 during the third quarter of 2008, and average utilization increased from 89% during the third quarter of 2008 to 91% for the same period in 2009.
     The $10.4 million increase in operating costs in the region for the third quarter of 2009, compared to the same quarter of 2008, is primarily the result of an additional rig operating in the region, a higher cost structure for the Ocean Worker operating offshore Brazil compared to Trinidad and Tobago, costs associated with the Ocean Yatzy’s 2009 survey and thruster change out and higher freight and customs costs that are inherent in the region.

     Jack-Ups.

	Three Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$8,001	$48,846	$(40,845)
Mexico	26,994	27,364	(370)
Australia/Asia/Middle East	38,131	27,720	10,411
Europe/Africa/Mediterranean	24,088	31,328	(7,240)
South America	13,604	780	12,824

Total Contract Drilling Revenue	$110,818	$136,038	$(25,220)

CONTRACT DRILLING EXPENSE
GOM	$10,443	$24,895	$14,452
Mexico	11,050	8,019	(3,031)
Australia/Asia/Middle East	12,992	12,244	(748)
Europe/Africa/Mediterranean	9,180	10,330	1,150
South America	8,894	2,671	(6,223)

Total Contract Drilling Expense	$52,559	$58,159	$5,600

OPERATING INCOME	$58,259	$77,879	$(19,620)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $40.8 million during the third quarter of 2009 compared to the third quarter of 2008. Average utilization decreased to 27% during the third quarter of 2009 from 90% during the prior year quarter and resulted in a $35.3 million reduction in revenues. In addition, average revenue per day for our GOM jack-up fleet decreased to $53,700 for the third quarter of 2009 from $84,000 during the third quarter of 2008, resulting in a $5.5 million reduction in revenues.
     Contract drilling expense for our jack-ups operating in the GOM decreased $14.5 million during the third quarter of 2009, compared to the same period in 2008, primarily due to a reduction in operating costs as a result of the cold stacking of three of our mat-supported jack-up units in the second quarter of 2009 and a reduction in operating costs for the Ocean Tower, which was taken out of service after Hurricane Ike in September 2008.
     Mexico. Revenue generated by our jack-up fleet operating offshore Mexico during the third quarter of 2009 remained unchanged from the prior year quarter as revenues generated by the Ocean Summit (which relocated from the GOM early in the third quarter of 2009) more than offset the negative effect on revenues of a decrease in operating dayrate earned by the Ocean Nugget during the rig’s most recent contract extension.
     The $3.0 million increase in operating costs during the third quarter of 2009, compared to the third quarter of 2008, is primarily attributable to the inclusion of normal operating costs for the Ocean Summit.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region increased $10.4 million in the third quarter of 2009 compared to the same period in 2008 primarily due to $8.6 million of incremental revenues earned by the Ocean Shield.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $7.2 million during the third quarter of 2009 compared to the same period in 2008. The decrease in revenue was primarily due to both of our jack-up rigs operating offshore Egypt during the third quarter of 2009 earning lower dayrates than those earned during the same quarter of the prior year. Average operating revenue per day decreased from $171,100 during the third quarter of 2008 to $89,200 for the third quarter of 2009, reducing revenues by $8.2 million.
     Operating costs in the Europe/Africa/Mediterranean region decreased $1.1 million during the third quarter of 2009, compared to the same quarter in 2008, primarily due to the absence of costs associated with the relocation of the Ocean Heritage from the Middle East to Egypt during late June 2008.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina late in the third quarter of 2008. The rig generated $13.6 million in revenues and incurred $8.9 million in contract drilling expense during the third quarter of 2009, prior to completion of its contract offshore Argentina in July 2009. The rig is currently ready stacked in a shipyard in Uruguay.
Depreciation.
     Depreciation expense increased $14.3 million to $86.5 million during the third quarter of 2009 compared to $72.2 million during the same period in 2008, primarily due to depreciation associated with capital additions in 2008 and 2009, including depreciation of our two newly constructed jack-ups, the Ocean Shield and Ocean Scepter, our recently upgraded high specification floater, the Ocean Monarch, and the recently acquired Ocean Courage.
Casualty Loss.
     During the third quarter of 2008, we wrote off certain equipment of our jack-up rig, the Ocean Tower, that was damaged during Hurricane Ike. We wrote off the net book value of the Ocean Tower’s derrick, drill floor and related equipment lost in the storm of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for recovery of equipment from the ocean floor.
Interest Expense.
     Interest expense for the quarters ended September 30, 2009 and 2008 relates primarily to interest accrued on our outstanding indebtedness, net of capitalized interest, and our liabilities for uncertain tax positions. During the third quarter of 2009, interest expense included $7.4 million related to our 5.875% Senior Notes due May 1, 2019, or 5.875% Senior Notes, issued in May 2009. During the third quarter of 2008, we capitalized interest of $4.0 million related to the construction of the Ocean Shield and the upgrade of the Ocean Monarch, which were both completed in 2008. We have no current rig construction or upgrade projects that qualify for interest capitalization.
Foreign Currency Transaction Gain (Loss).
     Foreign currency transaction gains (losses) include gains and losses from the settlement of foreign currency forward exchange contracts and unrealized gains and losses from mark-to-market accounting for our foreign currency derivatives not designated as accounting hedges. Such gains and losses fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies. During the third quarter of 2009, we recognized net foreign currency exchange gains of $8.3 million, including $32,000 in net realized and unrealized losses on foreign currency forward exchange contracts. During the third quarter of 2008, we recognized net foreign currency exchange losses of $29.0 million, including $28.7 million in net unrealized losses resulting from mark-to-market accounting on open positions at September 30, 2008, partially offset by $3.6 million net realized gains on settlement of foreign currency derivatives.
Income Tax Expense.
     Our estimated annual effective tax rate for the three months ended September 30, 2009 was 24.0%, compared to the 29.5% effective tax rate for the same period in 2008. The lower effective tax rate in the current quarter is a result of differences in the mix of our domestic and international pre-tax earnings and losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Also contributing to the lower effective tax in the current period was a repatriation of earnings by one of our wholly owned foreign subsidiaries, Diamond East Asia Limited, to one of our wholly owned domestic subsidiaries. The repatriation brought with it associated foreign tax credits that were previously unrecognized.
     During the three months ended September 30, 2009 we reached an agreement with the Internal Revenue Service to settle the audits of the tax years 2004 through 2006 for total additional income tax expense of $55,000. Return to provision adjustments made during the three months ended September 30, 2009 that were associated with the filing of our 2008 tax returns in various jurisdictions resulted in additional tax expense of $11.0 million.

Nine Months Ended September 30, 2009 and 2008
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Nine Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$999,979	$979,313	$20,666
Intermediate Semisubmersibles	1,303,907	1,239,711	64,196
Jack-ups	360,561	369,895	(9,334)

Total Contract Drilling Revenue	$2,664,447	$2,588,919	$75,528

Revenues Related to Reimbursable Expenses	$76,055	$51,931	$24,124

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$295,877	$275,171	$(20,706)
Intermediate Semisubmersibles	405,567	437,521	31,954
Jack-ups	187,710	153,260	(34,450)
Other	17,592	6,764	(10,828)

Total Contract Drilling Expense	$906,746	$872,716	$(34,030)

Reimbursable Expenses	$75,019	$50,660	$(24,359)

OPERATING INCOME
High-Specification Floaters	$704,102	$704,142	$(40)
Intermediate Semisubmersibles	898,340	802,190	96,150
Jack-ups	172,851	216,635	(43,784)
Other	(17,592)	(6,764)	(10,828)
Reimbursable expenses, net	1,036	1,271	(235)
Depreciation	(256,978)	(212,150)	(44,828)
General and administrative expense	(48,109)	(45,434)	(2,675)
Casualty loss	—	(6,281)	6,281
Gain on disposition of assets	365	505	(140)

Total Operating Income	$1,454,015	$1,454,114	$(99)

Other income (expense):
Interest income	3,645	10,369	(6,724)
Interest expense	(26,436)	(6,226)	(20,210)
Foreign currency transaction gain (loss)	17,921	(14,606)	32,527
Other, net	315	333	(18)

Income before income tax expense	1,449,460	1,443,984	5,476
Income tax expense	(349,305)	(426,780)	77,475

NET INCOME	$1,100,155	$1,017,204	$82,951

     Operating income for the first nine months of 2009 was constant compared to the first nine months of 2008. During 2009, our contracted revenue backlog has allowed us to partially mitigate the impact of the global economic recession on our industry, resulting in a $75.5 million increase in revenues for the first nine months of 2009 compared to the same period of 2008. The Ocean Monarch, which began service in mid-March 2009 after a major upgrade, generated $84.0 million in revenues during the first nine months of 2009. Our two newbuild jack-up rigs, the Ocean Shield and Ocean Scepter, contributed incremental revenues of $100.8 million during the first nine months of 2009 compared to the same period in 2008. However, our operating results also reflect the negative impact of ready-stacking the Ocean Star, Ocean Bounty and Ocean Scepter and the cold stacking of our three mat-supported GOM jack-up rigs. In addition, the international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during the first nine months of 2009.
     Total contract drilling expense increased $34.0 million, or 4%, during the first nine months of 2009 compared to the same period in 2008. Operating costs during the 2009 period are inclusive of normal operating costs for the recently upgraded Ocean Monarch and our two new jack-ups.

     Depreciation expense increased $44.8 million to $257.0 million during the first nine months of 2009, or 17% compared to the first nine months of 2008, due to a higher depreciable asset base.
High-Specification Floaters.

	Nine Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$730,166	$787,656	$(57,490)
Australia/Asia/Middle East	114,584	51,907	62,677
Europe/Africa/Mediterranean	10,499	—	10,499
South America	144,730	139,750	4,980

Total Contract Drilling Revenue	$999,979	$979,313	$20,666

CONTRACT DRILLING EXPENSE
GOM	$194,147	$163,314	$(30,833)
Australia/Asia/Middle East	23,954	25,079	1,125
Europe/Africa/Mediterranean	3,008	—	(3,008)
South America	74,768	86,778	12,010

Total Contract Drilling Expense	$295,877	$275,171	$(20,706)

OPERATING INCOME	$704,102	$704,142	$(40)

     GOM. Revenues generated by our high-specification floaters operating in the GOM decreased $57.5 million during the first nine months of 2009 compared to the same period in 2008. Average utilization for our high-specification rigs operating in the GOM, excluding the Ocean Monarch, decreased from 93% in the first nine months of 2008 to 76% in the first nine months of 2009, resulting in a $200.6 million decrease in revenues comparing the periods. The decrease in utilization in the first nine months of 2009 was primarily due to downtime associated with contract preparation activities and relocation of the Ocean Quest to Brazil late in the first quarter of 2009 and the Ocean Valiant to Angola in the third quarter of 2009, a higher number of scheduled downtime days for special surveys and repairs during the first nine months of 2009 compared to the first nine months of 2008 and 194 ready-stacked days for two of our rigs.
     Average operating revenue per day for our high-specification floaters in this market, excluding the Ocean Monarch, increased to $420,500 during the first nine months of 2009 compared to $387,400 in the first nine months of 2008, resulting in additional revenues of $59.2 million. The Ocean Monarch began operating in the GOM late in the first quarter of 2009 and generated revenues of $84.0 million during the first nine months of 2009.
     Operating costs during the first nine months of 2009 for our high-specification floaters in the GOM increased by $30.8 million to $194.1 million compared to the first nine months of 2008. The overall increase in operating costs for the first nine months of 2009 compared to the same period of 2008 was primarily due to higher survey, repair and mobilization costs (primarily for the Ocean America), as well as the inclusion of normal operating costs for the Ocean Monarch, which began operating under contract in mid-March 2009. These cost increases were partially offset by lower operating costs for the Ocean Quest and Ocean Valiant, which we relocated to Brazil and Angola, respectively.
     Australia/Asia/Middle East. During the first nine months of 2009, our high-specification rig operating offshore Malaysia, the Ocean Rover, generated $62.7 million in additional revenues compared to the first nine months of 2008 primarily due to an increase in average operating revenue per day from $238,400 during the first nine months of 2008 to $428,000 during the first nine months of 2009 ($50.8 million). An increase in utilization for the first nine months of 2009 compared to the same period in 2008, when the rig had 51 days of scheduled downtime for a special survey and related repairs, resulted in the generation of $11.9 million in incremental revenues.
     Europe/Africa/Mediterranean. The Ocean Valiant, which we relocated to offshore Angola at the beginning of the third quarter of 2009, generated revenues of $10.5 million and incurred operating expenses of $3.0 million.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil in the first nine months of 2009 increased $5.0 million compared to the first nine months of 2008. The increase in revenue was primarily due to the relocation of the Ocean Quest from the GOM late in the first quarter of 2009 ($53.0 million) and an increase in utilization of our Brazil fleet from 51% during the first nine months of 2008 to 90% in the same period in 2009 ($11.4 million), as a result of 79 incremental rig operating days during the 2009 period. Average operating revenue per day for the Ocean Alliance decreased from $420,900 during the first nine months of 2008 to $189,100 during the first nine months of 2009 and resulted in a $58.1 million reduction in revenues.
     Contract drilling expense for our operations in Brazil decreased $12.0 million during the first nine months of 2009 compared to the same period in 2008, primarily due to a reduction in costs attributable to a 2008 survey of the Ocean Clipper and repairs to its propulsion system. Cost reductions for the first nine months of 2009, compared to the same period in 2008, were partially offset by the inclusion of normal operating costs for the Ocean Quest.
Intermediate Semisubmersibles.

	Nine Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$114,495	$107,675	$6,820
Mexico	165,055	173,825	(8,770)
Australia/Asia/Middle East	328,421	270,522	57,899
Europe/Africa/Mediterranean	407,748	391,905	15,843
South America	288,188	295,784	(7,596)

Total Contract Drilling Revenue	$1,303,907	$1,239,711	$64,196

CONTRACT DRILLING EXPENSE
GOM	$27,023	$29,913	$2,890
Mexico	34,888	44,236	9,348
Australia/Asia/Middle East	90,229	112,736	22,507
Europe/Africa/Mediterranean	101,910	125,595	23,685
South America	151,517	125,041	(26,476)

Total Contract Drilling Expense	$405,567	$437,521	$31,954

OPERATING INCOME	$898,340	$802,190	$96,150

     GOM. Revenues generated during the first nine months of 2009 by our intermediate semisubmersible fleet operating in the GOM increased $6.8 million, compared to the same period in 2008, while operating expenses decreased $2.9 million, comparing the same periods. The increase in revenues is primarily due to the relocation of the Ocean Ambassador to the GOM from Mexico in the second quarter of 2008 ($20.0 million), partially offset by a decrease in operating dayrate earned by the Ocean Saratoga during the first nine months of 2009 compared to the first nine months of 2008.
     The increase in operating costs for the first nine months of 2009, primarily attributable to the inclusion of normal operating expenses for the Ocean Ambassador, were partially offset by a reduction in costs for the Ocean Yorktown, which mobilized to Brazil in May 2008.
     Mexico. Revenues generated and contract drilling expense incurred by our intermediate semisubmersibles operating offshore Mexico decreased $8.8 million and $9.3 million, respectively, during the first nine months of 2009 compared to the first nine months of 2008, primarily due to the relocation of the Ocean Ambassador to the GOM.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region increased $57.9 million in the first nine months of 2009 compared to the same period in 2008. An increase in average operating revenue per day from $295,900 during the first nine months of 2008 to $329,700 during the first nine months of 2009 generated additional revenues of $43.1 million during the first nine months of 2009.
     Average utilization in this region increased to 91% during the first nine months of 2009 from 83% during the first nine months of 2008 and contributed $17.6 million in additional revenues. The increase in utilization was primarily attributable to a reduction in downtime for the Ocean Patriot during the first nine months of 2009 compared to the comparable period of 2008 when the rig incurred 64 days of unpaid, scheduled downtime for a special survey.
     Contract drilling expense for the Australia/Asia/Middle East region decreased $22.5 million in the first nine months of 2009 compared to the first nine months of 2008, primarily due to the absence of costs associated with the Ocean Patriot’s special survey in 2008 and reduced costs for the Ocean Bounty, which completed drilling operations offshore Australia in July 2009 and is ready stacked in a shipyard in Malaysia.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $15.8 million in the first nine months of 2009 compared to the same period in 2008, primarily due to higher dayrates earned by three of our four rigs in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day for our North Sea semisubmersibles increased from $311,100 in the first nine months of 2008 to $339,500 in the first nine months of 2009, contributing $30.0 million in additional revenue during 2009. Utilization for our North Sea semisubmersibles decreased from 93% during the first nine months of 2008 to 89% for the first nine months of 2009, resulting in a $20.0 million reduction in revenues. The Ocean Guardian is currently in an Invergordon, Scotland shipyard for a survey and contract preparation activities in advance of its upcoming contract in the Falkland Islands.
     The Ocean Lexington generated an additional $5.8 million operating offshore Libya during the first four and one-half months of 2009 and offshore Egypt in mid-May of 2009 compared to operating offshore Egypt the entire first nine months of 2008.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $23.7 million in the first nine months of 2009 compared to the first nine months of 2008, primarily due to lower labor and personnel related costs for our rigs operating in the North Sea, including the reversal of a previously recorded reserve for paid time off for our U.K. national employees, and the absence of costs associated with regulatory surveys for the Ocean Guardian and Ocean Nomad during the first nine months of 2008. The decrease in operating costs during the first nine months of 2009 was partially offset by an increase in costs associated with the completion of a scheduled survey of the Ocean Princess during the first quarter of 2009.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region decreased $7.6 million in the first nine months of 2009 compared to the same period in 2008. During the first nine months of 2008, the Ocean Worker earned $42.5 million of additional revenues associated with the amortization of deferred mobilization revenue and a higher dayrate while operating offshore Trinidad and Tobago, compared to the same period in 2009 while operating offshore Brazil. However, due to rig moves into the region and subsequent acceptance by the customer, our semisubmersible fleet offshore Brazil logged 87 incremental rig operating days during the first nine months of 2009 compared to the first nine months of 2008, contributing a net $34.9 million in additional revenues during the first nine months of 2009. Including the Ocean Worker, we currently have seven intermediate semisubmersible rigs operating offshore Brazil.
     Our seven intermediate semisubmersibles operating offshore Brazil incurred $151.5 million in operating expense during the first nine months of 2009, or a $26.5 million increase in costs compared to the same period in 2008. The increase in costs in the South American region reflect the increase in number of rigs in the region, including higher maintenance and other costs associated with customer acceptance testing and the amortization of costs associated with the mobilization of our rigs into the region. In addition, the increased operating costs reflect higher freight and customs charges that are inherent in operations in the region.

Jack-Ups.

	Nine Months Ended
	September 30,		Favorable/
	2009	2008	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$55,128	$141,710	$(86,582)
Mexico	77,391	78,624	(1,233)
Australia/Asia/Middle East	100,363	64,337	36,026
Europe/Africa/Mediterranean	72,143	84,444	(12,301)
South America	55,536	780	54,756

Total Contract Drilling Revenue	$360,561	$369,895	$(9,334)

CONTRACT DRILLING EXPENSE
GOM	$60,768	$72,098	$11,330
Mexico	26,856	24,957	(1,899)
Australia/Asia/Middle East	39,272	31,017	(8,255)
Europe/Africa/Mediterranean	29,231	22,517	(6,714)
South America	31,583	2,671	(28,912)

Total Contract Drilling Expense	$187,710	$153,260	$(34,450)

OPERATING INCOME	$172,851	$216,635	$(43,784)

     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $86.6 million during the first nine months of 2009 compared to the first nine months of 2008. Average utilization decreased from 94% during the first nine months of 2008 to 39% during the first nine months of 2009 due to a decrease in demand for rigs in the GOM, resulting in a $61.7 million decrease in revenues. Our jack-up fleet in the GOM had 735 ready- and cold-stacked days during the first nine months of 2009 compared to 22 ready-stacked days during the same period in 2008. As a result of the depressed GOM market, we elected to cold stack and no longer actively market three of our mat-supported jack-ups in this region. In addition, the Ocean Tower, which was taken out of service due to damage sustained in a hurricane in the third quarter of 2008, generated revenues of $33.1 million during the first nine months of 2008.
     In contrast, average operating revenue per day in the first nine months of 2009 increased to $85,400 from $78,200 in the first nine months of 2008, resulting in an $8.2 million increase in revenue compared to the same period in 2008.
     Contract drilling expense for our jack-ups operating in the GOM decreased $11.3 million during the first nine months of 2009 compared to the same period in 2008, primarily due to significantly reduced operating costs for the Ocean Tower and our three cold-stacked rigs. The decline in operating costs was partially offset by survey and repair costs for the Ocean Titan and Ocean Summit during the first nine months of 2009.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region increased $36.0 million in the first nine months of 2009 compared to the same period in 2008, including $46.0 million of additional revenues earned by the Ocean Shield, which began operating late in the second quarter of 2008. The Ocean Heritage, which generated $11.8 million in revenues during the first nine months of 2008, completed its contract offshore Qatar during the first quarter of 2008 and was relocated to Egypt in late June 2008.
     Contract drilling expense in the Australia/Asia/Middle East region increased $8.3 million during the first nine months of 2009 compared to the same period in 2008 primarily due to the addition of normal operating costs for the Ocean Shield and costs associated with the survey and shipyard project costs for the Ocean Sovereign. The increased costs were partially offset by the absence of operating costs for the Ocean Heritage during the first nine months of 2009.

     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $12.3 million during the first nine months of 2009 compared to the same period in 2008, primarily due to a $12.5 million reduction in revenues generated by the Ocean Spur during the first nine months of 2009. During the first nine months of 2009, average operating revenue per day for the Ocean Spur decreased to $117,600 from $157,500 during the first nine months of 2008, resulting in a $10.9 million decrease in revenues comparing the periods. However, utilization for the Ocean Spur increased to nearly 100% compared to 88% for the first nine months of 2008 and resulted in the generation of $4.9 million in additional revenues. During the first nine months of 2008, we recognized a $6.5 million lump-sum demobilization fee earned by the Ocean Spur upon completion of its initial contract offshore Egypt.
     The $6.7 million increase in operating expense in the region during the first nine months of 2009 compared to the same period in 2008 is primarily attributable to the inclusion of normal operating costs for the Ocean Heritage.
     South America. Our newly constructed jack-up rig, the Ocean Scepter, began operating offshore Argentina late in the third quarter of 2008, generating $54.8 million in revenues and incurring $28.9 million in contract drilling expense in the first nine months of 2009. The Ocean Scepter completed its contract offshore Argentina in July 2009 and is currently ready stacked in a Uruguay shipyard.
Depreciation.
     Depreciation expense increased $44.8 million to $257.0 million during the first nine months of 2009 compared to $212.2 million during the same period in 2008. The increase in depreciation expense is primarily due to depreciation associated with capital additions in 2008 and 2009, including depreciation of our two newly constructed jack-ups, the Ocean Shield and Ocean Scepter, our recently upgraded high specification floater, the Ocean Monarch and the recently acquired Ocean Courage.
Casualty Loss.
     During the first nine months of 2008, we wrote off certain equipment of our jack-up rig, the Ocean Tower, that was damaged during Hurricane Ike. We wrote off the net book value of the Ocean Tower’s derrick, drill floor and related equipment lost in the storm of approximately $2.6 million and accrued $3.7 million in estimated salvage costs for recovery of equipment from the ocean floor.
Interest Income.
     We earned interest income of $3.6 million for the nine months ended September 30, 2009 compared to $10.4 million during the nine months ended September 30, 2008. The $6.7 million decrease in interest income is primarily the result of lower average interest-bearing cash balances during the current year period compared to the nine months ended September 30, 2008.
Interest Expense.
     Interest expense for the nine months ended September 30, 2009 and 2008 relates primarily to interest accrued on our outstanding indebtedness, net of capitalized interest, and our liabilities for uncertain tax positions. During the first nine months of 2009, interest expense included $12.1 million related to our 5.875% Senior Notes issued in May 2009, partially offset by the reversal of $5.5 million previously accrued interest expense related to an uncertain tax position for which the statute of limitations had expired (see “ — Income Tax Expense”). During the first nine months of 2008, we capitalized interest of $14.8 million related to the construction of the Ocean Scepter and Ocean Shield and the upgrade of the Ocean Monarch, which were all completed in 2008. We have no current rig construction or upgrade projects that qualify for interest capitalization.
Foreign Currency Transaction Gain (Loss).
     Foreign currency transaction gains (losses) include gains and losses from the settlement of foreign currency forward exchange contracts and unrealized gains and losses from mark-to-market accounting for our foreign currency derivatives not designated as accounting hedges. Such gains and losses fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies. During the first nine months of 2009, we recognized net foreign currency exchange gains of $17.9 million, including $8.8 million in net realized and unrealized gains on foreign currency forward exchange contracts. During the first nine months of 2008, we recognized net foreign currency exchange losses of $14.6 million, including $19.1 million in net unrealized losses resulting from mark-to-market accounting on open positions at September 30, 2008, partially offset by $11.2 million net realized gains on settlement of foreign currency derivatives.
Income Tax Expense.
     Our estimated annual effective tax rate for the nine months ended September 30, 2009 was 24.0%, compared to the 29.5% effective tax rate for the same period in 2008. The lower effective tax rate in the current period is a result of differences in the mix of our domestic and international pre-tax earnings and losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Also contributing to the lower effective tax in the current period was a repatriation of earnings by one of our wholly owned foreign subsidiaries, Diamond East Asia Limited, to one of our wholly owned domestic subsidiaries. The repatriation brought with it associated foreign tax credits that were previously unrecognized.
     During the nine months ended September 30, 2009, we reached an agreement with the Internal Revenue Service to settle the audits of the tax years 2004 through 2006 for total additional income tax expense of $55,000. Return to provision adjustments made during the nine months ended September 30, 2009 that were associated with the filing of our 2008 tax returns in various jurisdictions resulted in additional tax expense of $11.0 million.
     On March 31, 2009, the statute of limitations relative to a 2003 uncertain tax position in Mexico expired. As a consequence we reversed $5.5 million of previously accrued interest expense and $5.9 million of previously accrued tax expense, $0.8 million of which had been accrued for penalties. There was no comparable accrual reversal in the nine months ended September 30, 2008.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “– $285 Million Revolving Credit Facility.”
     At September 30, 2009, we had $250.8 million in “Cash and cash equivalents” and $0.9 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. Our cash flows from operations are impacted by the ability of our customers to weather the continuing current global financial and credit crisis, as well as the volatility in energy prices. In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may appear uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Tightening of the credit markets may preclude us from doing business with potential customers and could have an impact on our existing customers, causing them to fail to meet their obligations to us, including attempts to renegotiate existing contract terms. In addition, we may offer inducements to our customers to extend existing contracts. For example, we recently reached an agreement with one of our customers in the GOM for a second one-year contract extension. In exchange for the extension, we agreed to a varying dayrate structure which provides for lower dayrates during the four-month period when the rig is restricted from operating during hurricane season, and higher dayrates at other times.
     During the second quarter of 2009, one of our customers sought short-term financial relief with respect to an existing contractual agreement with us for a six-well, one-year minimum contract term, program that began in May 2009. As a result, we agreed to amend our existing contract with this customer, and in consideration of this amendment, we are to receive a $20,000 per day increase in the total contractual operating dayrate, to a total of $560,000 per day, for a minimum of the first 240 days of the initial one-year contract. Under the terms of the amended agreement, the customer is obligated to pay us $75,000 per day in accordance with our normal credit terms (30 days after receipt of invoice). The remainder of the dayrate for the six well program (minimum of 240 days) will be paid through the conveyance of a 27% net profit interest, or NPI, in a minimum of five developmental oil-and-gas producing properties covering six wells owned by the customer. Based on the current production payout estimate, we anticipate that the first payment from the conveyance of the NPI will commence in early 2010. Payment of such amounts, and the timing of such payments, are contingent upon such production and upon energy sale prices. The residual days under the initial one-year (365 day) contract will be deferred until the fourth quarter of 2011 when the customer will utilize the rig at the originally contracted dayrate and provide a 25% up-front escrow payment with the remaining 75% to be paid in accordance with normal credit terms. At September 30, 2009, the portion of our trade receivable that is expected to be paid from the NPI was $55.5 million and is presented as “Accounts Receivable” in our Consolidated Balance Sheets included in Item 1 of Part I of this report.

     These external factors which affect our cash flows from operations are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “- Overview — Industry Conditions,” “ — Forward-Looking Statements,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of Part II, “Risk Factors,” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
     5.70% Senior Notes. On October 8, 2009, we issued $500.0 million aggregate principal amount of our 5.70% Senior Notes due 2039, or 5.70% Senior Notes, for general corporate purposes. The 5.70% Senior Notes were issued at an offering price of 99.344% of the principal and resulted in net proceeds to us of approximately $491.9 million, exclusive of accrued issuance costs.
     The notes bear interest at 5.70% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2010, and mature on October 15, 2039. The 5.70% Senior Notes are unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc., or DODI, and rank equal in right of payment to existing and future unsecured and unsubordinated indebtedness of DODI. We have the right to redeem all or a portion of these notes for cash at any time or from time to time, on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
     5.875% Senior Notes. On May 4, 2009, we issued $500.0 million aggregate principal amount of our 5.875% Senior Notes, for general corporate purposes. The 5.875% Senior Notes were issued at an offering price of 99.851% of the principal and resulted in net proceeds to us of approximately $495.5 million, exclusive of accrued issuance costs.
     The notes bear interest at 5.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2009, and mature on May 1, 2019. The 5.875% Senior Notes are unsecured and unsubordinated obligations of DODI and rank equal in right of payment to existing and future unsecured and unsubordinated indebtedness of DODI. We have the right to redeem all or a portion of these notes for cash at any time or from time to time, on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.
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
     Based on our current credit ratings at September 30, 2009, the applicable margin on LIBOR loans would have been 0.24%. As of September 30, 2009, there were no loans outstanding under the Credit Facility; however, $61.5 million in letters of credit were issued and outstanding under the Credit Facility.
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
     Contractual Cash Obligations. The following table sets forth our contractual cash obligations at September 30, 2009.

	Payments Due By Period
		Less than 1			After 5
Contractual Obligations	Total	year	1 – 3 years	4 – 5 years	years
	(In thousands)
Long-term debt (principal and interest) (1)	$1,435,357	$58,545	$108,875	$358,875	$909,062
Operating leases	3,991	2,737	1,152	102	—

Total obligations	$1,439,348	$61,282	$110,027	$358,977	$909,062

(1)	Excludes $500.0 million in aggregate principal amount of our 5.70% Senior Notes issued on October 8, 2009. See “ – 5.70% Senior Notes.”
     The above table excludes foreign currency forward exchange contracts in the aggregate notional amount of $87.5 million outstanding at September 30, 2009. See further information regarding these contracts in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 4 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     As of September 30, 2009, the total unrecognized tax benefit related to uncertain tax positions was $35.0 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     As of September 30, 2009, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.
     Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of September 30, 2009 in the amount of $164.8 million under certain performance, bid, supersedeas and custom bonds and letters of credit, including $61.5 million in letters of credit issued under our Credit Facility, as described in the table below. Eight of these bonds totaling $103.1 million were purchased from a related party after obtaining competitive quotes. Agreements relating to approximately $95.7 million of performance bonds can require collateral at any time. As of September 30, 2009, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

	For the years ending December 31,
	Total	2009	2010	Beyond
		(In thousands)
Other Commercial Commitments
Customs bonds	$41,699	$41,640	$59	$—
Performance bonds	109,478	580	90,042	18,856
Other	13,615	5,000	8,615	—

Total obligations	$164,792	$47,220	$98,716	$18,856

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     During 2009, we acquired two newbuild, dynamically positioned, semisubmersible drilling rigs for an aggregate cost of $950.0 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares. The Ocean Courage is currently en route to the GOM, where it is expected to commence drilling operations in the first quarter of 2010. Our most recent addition to the fleet, the Ocean Valor, is currently undergoing final commissioning in Singapore. We are actively marketing the Ocean Valor for work commencing in early 2010.
     We expect to spend approximately $140.0 million during the fourth quarter of 2009 for additional capital expenditures associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements, as well as final commissioning costs and drill string and capital spare purchases for our two newbuild semisubmersibles. During the first nine months of 2009, we spent approximately $309.7 million towards these programs.
     We expect to finance our 2009 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At September 30, 2009 and December 31, 2008, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Net Cash Provided by Operating Activities.

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Net income	$1,100,155	$1,017,204	$82,951
Net changes in operating assets and liabilities	(333,667)	(235,278)	(98,389)
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	3,046	—	3,046
(Gain) loss on foreign currency forward exchange contracts	(11,852)	7,920	(19,772)
Deferred tax provision	57,984	33,862	24,122
Depreciation and other non-cash items, net	320,766	215,617	105,149

	$1,136,432	$1,039,325	$97,107

     Our cash flows from operations during the first nine months of 2009 increased $97.1 million or 9% compared to the same period in 2008. The increase in cash flows from operations for the first nine months of 2009 compared to the same period in 2008 is primarily the result of higher dayrates earned by our floater fleet, most notably in the Australia/Asia markets, as well as contributions to earnings by the newly constructed Ocean Scepter and Ocean Shield and the recently upgraded Ocean Monarch. Deferred income and expenses, primarily related to rig mobilizations and customer prepayments, generated cash of $49.1 million during the first nine months of 2009 compared to a usage of $10.7 million during the same period of 2008.
     We used an additional $98.4 million to satisfy our working capital needs during the first nine months of 2009 compared to the first nine months of 2008. Trade and other receivables used cash of $198.1 million during the first nine months of 2009 compared to $184.3 million during the same period of 2008. We also used $21.0 million more cash during the first nine months of 2009 to satisfy our operating liabilities compared to the same period in 2008. During the first nine months of 2009, we made estimated U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $192.0 million and $143.0 million, respectively. During the first nine months of 2008, we made estimated U.S. federal income tax payments and paid foreign income taxes of $330.0 million and $86.0 million, respectively.
Net Cash Used in Investing Activities.

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Purchase of marketable securities	$(3,698,627)	$(1,291,271)	$(2,407,356)
Proceeds from sale of marketable securities	4,098,868	1,293,742	2,805,126
Capital expenditures (including rig acquisitions)	(1,259,761)	(487,662)	(772,099)
(Cost of) proceeds from settlement of foreign currency forward exchange contracts not designated as accounting hedges	(28,772)	11,141	(39,913)
Other investing activities	7,391	2,802	4,589

	$(880,901)	$(471,248)	$(409,653)

     Our investing activities used $881.0 million during the first nine months of 2009 compared to $471.2 million during the same period of 2008. During the first nine months of 2009, we sold marketable securities, net of purchases, of $400.2 million compared to $2.5 million during the first nine months of 2008. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first nine months of 2009, we purchased two newbuild, dynamically positioned, semisubmersible drilling rigs, the Ocean Valor and Ocean Courage, for an aggregate cost of $950.0 million. In addition, we spent approximately $309.7 million related to ongoing capital maintenance programs, including rig modifications to meet contractual requirements, during the first nine months of 2009. During the first nine months of 2008, we spent approximately $340.8 million related to our capital maintenance programs and an additional $146.9 million related to the major upgrade of the Ocean Monarch and construction of the Ocean Scepter and Ocean Shield.
     During the first nine months of 2009, we received $6.0 million in deposits in connection with the sale of the Ocean Tower, which was completed on October 26, 2009.
     Beginning in the latter part of 2008, the strengthening U.S. dollar (or, conversely, the weakening foreign currency) negatively impacted our expiring foreign currency forward exchange contracts entered into as economic hedges of our foreign currency requirements and resulted in an aggregate realized loss of $28.8 million for the first nine months of 2009. During the first nine months of 2008, we recognized $11.1 million in realized gains on the settlement of foreign currency forward exchange contracts. As of September 30, 2009, we had foreign currency exchange contracts outstanding, in the aggregate notional amount of $87.5 million, consisting of $27.6 million in Australian dollars, $18.0 million in Brazilian reais, $22.3 million in British pounds sterling, $7.6 million in Mexican pesos and $12.0 million in Norwegian kroner. These contracts settle at various times through March 2010.

Net Cash Used in Financing Activities.

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Issuance of 5.875% Senior Notes, net of issuance costs	$495,332	$—	$495,332
Payment of dividends	(836,621)	(573,917)	(262,704)
Proceeds from stock options exercised	527	2,002	(1,475)
Other	—	1,319	(1,319)

	$(340,762)	$(570,596)	$229,834

     During the first nine months of 2009, we paid cash dividends totaling $836.6 million, consisting of aggregate quarterly regular cash dividends totaling $52.1 million, or $0.125 per share of our common stock, and aggregate special cash dividends totaling $784.5 million, or $1.875 per share of our common stock per quarter. During the first nine months of 2008, we paid cash dividends totaling $573.9 million, consisting of aggregate quarterly regular cash dividends totaling $52.1 million, or $0.125 per share of our common stock, and aggregate special cash dividends of $1.25 per share of our common stock per quarter, totaling $521.8 million.
     On October 21, 2009, we declared a regular cash dividend and a special cash dividend of $0.125 and $1.875, respectively, per share of our common stock. Both the quarterly regular cash dividend and the special cash dividends are payable on December 1, 2009 to stockholders of record on November 2, 2009.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the nine months ended September 30, 2009 or 2008.
Recent Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 changes the guidance provided in the FASB ASC Subtopic 605-25, Revenue Recognition -Multiple-Element Arrangements, or ASC-605-25, to allow the financial reporting of revenue arrangements to reflect the underlying economics of transactions. The amendments to ASC-605-25 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that the adoption of the amendments to ASC-605-25 will have on our results of operations and financial position, as well as the related disclosure requirements.
Forward-Looking Statements
     We or our representatives may, from time to time, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations (see “- Overview — Industry Conditions”);

•	future uses of and requirements for financial resources (see “— Liquidity and Capital Requirements” and “- Sources of Liquidity and Capital Resources”);
•	interest rate and foreign exchange risk (see “— Liquidity and Capital Requirements - Credit Ratings” and “Quantitative and Qualitative Disclosures About Market Risk”);
•	future contractual obligations (see “— Overview — Industry Conditions” and “- Liquidity and Capital Requirements”);
•	market outlook;
•	future operations outside the United States including, without limitation, our operations in Mexico;
•	business strategy;
•	growth opportunities;
•	competitive position;
•	expected financial position;
•	future cash flows (see “ — Overview — Contract Drilling Backlog”);
•	future regular or special dividends (see “ — Historical Cash Flows”);
•	financing plans (see “ — Sources of Liquidity and Capital Resources” and “ - Liquidity and Capital Requirements”);
•	tax planning;
•	budgets for capital and other expenditures (see “- Liquidity and Capital Requirements”);
•	timing and cost of completion of rig upgrades, new construction and other capital projects (see “- Liquidity and Capital Requirements”);
•	delivery dates and drilling contracts related to rig conversion or upgrade projects or rig acquisitions;
•	plans and objectives of management;
•	performance of contracts;
•	outcomes of legal proceedings;
•	compliance with applicable laws; and
•	adequacy of insurance or indemnification.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2009 and December 31, 2008, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2009 and December 31, 2008, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of September 30, 2009 and December 31, 2008, there were no loans outstanding under the Credit Facility (however, $61.5 million and $58.1 million in letters of credit were issued and outstanding under the Credit Facility at September 30, 2009 and December 31, 2008, respectively).
     Our long-term debt, as of September 30, 2009 and December 31, 2008, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $60.2 million and $20.9 million as of September 30, 2009 and December 31, 2008, respectively. A 100-basis point decrease would result in an increase in market value of $60.5 million and $21.6 million as of September 30, 2009 and December 31, 2008, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange contracts in the normal course of business. These contracts may require us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of September 30, 2009, we had foreign currency exchange contracts outstanding, in the aggregate notional amount of $87.5 million, consisting of $27.6 million in Australian dollars, $18.0 million in Brazilian reais, $22.3 million in British pounds sterling, $7.6 million in Mexican pesos and $12.0 million in Norwegian kroner. These contracts settle at various times through March 2010.
     At September 30, 2009, we have presented the fair value of our outstanding foreign currency forward exchange contracts as a current asset of $6.2 million in “Prepaid expenses and other current assets” and a current liability of $0.2 million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
	2009		2008		2009		2008
			(In thousands)
Interest rate:
Marketable securities	$880	(a)	$400,592	(a)	$(100	) (c)	$(2,000	) (c)
Long-term debt	(1,054,980	) (b)	(470,040	) (b)	—		—

Foreign Exchange:
Forward exchange contracts — asset positions	6,200	(d)	—		(8,100	) (e)	—
Forward exchange contracts — liability positions	(200	) (d)	(37,300	) (d)	(3,200	) (e)	(32,600	) (e)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2009 and December 31, 2008.

(b)	The fair values of our 4.875% Senior Notes due 2015 and 5.15% Senior Notes due 2014 are based on the quoted closing market prices on September 30, 2009 and December 31, 2008 from brokers of these instruments. The fair value of our Zero Coupon Convertible Debentures due 2020 is based on the closing market price of our common stock on September 30, 2009 and December 31, 2008 and the stated conversion rate for the debentures. The fair value of our 5.875% Senior Notes due 2019 is based on the quoted market price on September 30, 2009 from brokers of this instrument.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2009 and December 31, 2008.

(d)	The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2009 and December 31, 2008.

(e)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at September 30, 2009 and December 31, 2008, with all other variables held constant.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date October 27, 2009	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 27, 2009		\s\ Beth G. Gordon
Beth G. Gordon Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

4.2
Seventh Supplemental Indenture, dated as of October 8, 2009, between Diamond Offsore Drilling, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 8, 2009.

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