Form 10-Q
period 2010-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2010-07-29
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     As of July 22, 2010 Common stock, $0.01 par value per share 139,026,178 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 30, 2010

PAGE NO.
COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43

ITEM 4. Controls and Procedures	44

PART II. OTHER INFORMATION	45

ITEM 1A. Risk Factors	45

ITEM 6. Exhibits	47

SIGNATURES	48

EXHIBIT INDEX	49
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$525,119	$376,417
Marketable securities	250,691	400,853
Accounts receivable, net of provision for bad debts	636,572	791,023
Prepaid expenses and other current assets	170,819	155,077
Asset held for sale	152,280	—

Total current assets	1,735,481	1,723,370
Drilling and other property and equipment, net of accumulated depreciation	4,299,215	4,432,052
Long-term receivable	57,254	—
Other assets	423,015	108,839

Total assets	$6,514,965	$6,264,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,881	$75,015
Accrued liabilities	358,851	301,871
Taxes payable	147,851	32,410
Current portion of long-term debt	—	4,179

Total current liabilities	584,583	413,475

Long-term debt	1,495,483	1,495,375
Deferred tax liability	555,786	546,024
Other liabilities	222,239	178,745

Total liabilities	2,858,091	2,633,619

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,942,978 shares issued and 139,026,178 shares outstanding at June 30, 2010 and December 31, 2009)	1,439	1,439
Additional paid-in capital	1,969,232	1,965,513
Retained earnings	1,803,021	1,776,498
Accumulated other comprehensive gain (loss)	(2,405)	1,605
Treasury stock, at cost (4,916,800 shares at June 30, 2010 and December 31, 2009)	(114,413)	(114,413)

Total stockholders’ equity	3,656,874	3,630,642

Total liabilities and stockholders’ equity	$6,514,965	$6,264,261

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Contract drilling	$811,739	$923,458	$1,656,177	$1,779,166
Revenues related to reimbursable expenses	10,864	22,949	26,107	52,961

Total revenues	822,603	946,407	1,682,284	1,832,127

Operating expenses:
Contract drilling, excluding depreciation	348,971	304,853	654,098	602,600
Reimbursable expenses	10,379	22,431	25,084	52,146
Depreciation	100,746	85,431	198,148	170,493
General and administrative	16,849	16,166	33,503	32,481
Gain on disposition of assets	(149)	(93)	(1,033)	(148)

Total operating expenses	476,796	428,788	909,800	857,572

Operating income	345,807	517,619	772,484	974,555

Other income (expense):
Interest income	477	1,190	1,759	1,766
Interest expense	(21,333)	(11,288)	(43,654)	(12,405)
Foreign currency transaction gain (loss)	(3,991)	13,733	(3,530)	9,608
Other, net	(34)	(416)	(121)	651

Income before income tax expense	320,926	520,838	726,938	974,175

Income tax expense	(96,533)	(133,398)	(211,692)	(238,154)

Net income	$224,393	$387,440	$515,246	$736,021

Income per share:
Basic	$1.61	$2.79	$3.71	$5.30

Diluted	$1.61	$2.79	$3.70	$5.29

Weighted-average shares outstanding:
Shares of common stock	139,026	139,002	139,026	139,001
Dilutive potential shares of common stock	53	79	78	72

Total weighted-average shares outstanding	139,079	139,081	139,104	139,073

Cash dividends declared per share of common stock	$1.50	$2.00	$3.50	$4.00

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$515,246	$736,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	198,148	170,493
(Gain) on disposition of assets	(1,033)	(148)
(Gain) loss on sale of marketable securities, net	2	(599)
(Gain) on foreign currency forward exchange contracts	(457)	(8,837)
Deferred tax provision	11,921	37,910
Accretion of discounts on marketable securities	(200)	(503)
Amortization/write-off of debt issuance costs	449	274
Amortization of debt discounts	167	134
Stock-based compensation expense	3,719	3,376
Deferred income, net	56,593	66,716
Deferred expenses, net	(52,311)	(2,257)
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	457	—
Other assets, noncurrent	5,788	(16,713)
Other liabilities, noncurrent	7,712	6,175
Changes in operating assets and liabilities:
Accounts receivable	109,118	(166,449)
Prepaid expenses and other current assets	(20,045)	(25,108)
Accounts payable and accrued liabilities	8,666	(49,073)
Taxes payable	(149,635)	(46,014)

Net cash provided by operating activities	694,305	705,398

Investing activities:
Capital expenditures	(221,890)	(226,284)
Rig acquisition	—	(460,000)
Proceeds from disposition of assets, net of disposal costs	1,258	453
Deposits received on sale of rigs	18,600	6,000
Proceeds from sale and maturities of marketable securities	2,550,088	3,198,829
Purchases of marketable securities	(2,399,760)	(2,998,780)
Cost to settle foreign currency forward exchange contracts not designated as accounting hedges	—	(28,862)

Net cash used in investing activities	(51,704)	(508,644)

Financing activities:
Redemption of zero coupon debentures	(4,238)	—
Issuance of 5.875% senior unsecured notes	—	499,255
Debt issuance costs and arrangement fees	(98)	(3,752)
Payment of dividends	(489,670)	(558,036)
Proceeds from stock plan exercises	107	155

Net cash used in financing activities	(493,899)	(62,378)

Net change in cash and cash equivalents	148,702	134,376
Cash and cash equivalents, beginning of period	376,417	336,052

Cash and cash equivalents, end of period	$525,119	$470,428

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
     As of July 22, 2010, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
     We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gain (loss)” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense).”
Derivative Financial Instruments
     Our derivative financial instruments include foreign currency forward exchange, or FOREX, contracts. See Notes 4 and 5.

Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $42.0 million and $12.5 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, we paid $0.9 million in interest on assessments from the Internal Revenue Service.
     We made estimated U.S. federal income tax payments of $254.5 million and $140.0 million during the six months ended June 30, 2010 and 2009, respectively. We paid $76.2 million and $106.1 million in foreign income taxes, net of foreign tax refunds, during the six months ended June 30, 2010 and 2009, respectively. We paid state income taxes, net of refunds, of $0.1 million during the six months ended June 30, 2010. We paid state income taxes of $0.2 million during the six months ended June 30, 2009.
     Capital expenditures for the six months ended June 30, 2010 included $64.9 million that was accrued but unpaid at December 31, 2009. Capital expenditures for the six months ended June 30, 2009 included $59.4 million that was accrued but unpaid at December 31, 2008. Capital expenditures that were accrued but not paid as of June 30, 2010 totaled $60.9 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at June 30, 2010.
     We recorded income tax benefits of $0 and $2,000 related to employee stock plan exercises during the six months ended June 30, 2010 and 2009, respectively.
Asset Held for Sale
     At June 30, 2010, we had transferred the $152.3 million net book value of the Ocean Shield to “Asset held for sale” in our Consolidated Balance Sheets. Pursuant to the purchase and sale agreement, we received an $18.6 million deposit from the purchaser, which we recorded in “Accrued liabilities” in our Consolidated Balance Sheets at June 30, 2010.
     On July 7, 2010, we completed the sale of this rig for a gross purchase price of $186.0 million. In conjunction with the sale of the rig, we entered into a bareboat charter with the successor owner of the rig at a charter rate of $20,000 per day until such time that the successor owner can comply with all obligations under the drilling contract and the drilling contract can be assigned to the successor owner.
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
     As of June 30, 2010, we evaluated the Ocean Voyager, an intermediate semisubmersible rig in the U.S. Gulf of Mexico, or GOM, that was cold stacked late in the second quarter of 2010, for impairment. We evaluated the rig for impairment using the probability-weighted cash flow analysis discussed above. Based on this analysis, we determined that the probability-weighted cash flows exceeded the carrying value of the rig.
     At June 30, 2010, we do not believe that current circumstances indicated that there was an impairment of any of our other drilling rigs in the GOM or elsewhere.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$224,393	$387,440	$515,246	$736,021
Other comprehensive gains (losses), net of tax:
FOREX contracts:
Unrealized holding (loss) gain	(3,397)	3,831	(3,260)	3,831
Reclassification adjustment for loss (gain) included in net income	356	—	(729)	—

Investments in marketable securities:
Unrealized holding (loss) gain	(18)	9	(22)	36
Reclassification adjustment for loss (gain) included in net income	1	(14)	1	(507)

Comprehensive income	$221,335	$391,266	$511,236	$739,381

     The tax related to the change in unrealized holding loss on FOREX contracts was approximately $1.8 million for each of the three-month and six-month periods ended June 30, 2010. The tax related to the change in unrealized holding gains on our FOREX contracts was approximately $2.1 million for each of the three-month and six-month periods ended June 30, 2009. The tax related to the reclassification adjustment for FOREX contracts included in net income was approximately $192,000 and $393,000 for the three months and six months ended June 30, 2010, respectively.
     The tax related to the change in unrealized holding loss on investments was approximately $10,000 and $12,000 for the three months and six months ended June 30, 2010, respectively. The tax related to the change in unrealized holding gains on investments was approximately $5,000 and $19,000 for the three months and six months ended June 30, 2009, respectively. The tax effect on the reclassification adjustment for net losses included in net income was approximately $1,000 for each of the three-month and six-month periods ended June 30, 2010. The tax effect on the reclassification adjustment for net gains included in net income was approximately $8,000 and $273,000 for the three months and six months ended June 30, 2009, respectively.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses from the settlement of FOREX contracts not designated as accounting hedges, are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2010, we recognized net foreign currency exchange losses of $4.0 million and $3.5 million, respectively. For the three and six months ended June 30, 2009, we recognized net foreign currency exchange gains of $13.7 million and $9.6 million, respectively. See Note 4.
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
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income — basic (numerator):	$224,393	$387,440	$515,246	$736,021
Effect of dilutive potential shares
Zero Coupon Debentures	32	24	56	46

Net income including conversions — diluted (numerator)	$224,425	$387,464	$515,302	$736,067

Weighted average shares — basic (denominator):	139,026	139,002	139,026	139,001
Effect of dilutive potential shares
Zero Coupon Debentures	32	52	42	52
Stock options and SARs	21	27	36	20

Weighted average shares including conversions — diluted (denominator)	139,079	139,081	139,104	139,073

Earnings per share:
Basic	$1.61	$2.79	$3.71	$5.30

Diluted	$1.61	$2.79	$3.70	$5.29

     Our computation of diluted earnings per share, or EPS, for the three months ended June 30, 2010 excludes stock options representing 8,000 shares of common stock and 672,214 stock appreciation rights, or SARs. Our computation of diluted EPS for the six months ended June 30, 2010 excludes stock options representing 4,022 shares of common stock and 557,264 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
     Our computation of diluted EPS for the three months ended June 30, 2009 excludes stock options representing 8,000 shares of common stock and 449,652 SARs. Our computation of diluted EPS for the six months ended June 30, 2009 excludes stock options representing 15,704 shares of common stock and 466,029 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.

3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
Our investments in marketable securities are classified as available for sale and are summarized as follows:

	June 30, 2010
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Due within one year	$249,958	$(20)	$249,938
Mortgage-backed securities	701	52	753

Total	$250,659	$32	$250,691

	December 31, 2009
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
Due within one year	$399,997	$(1)	$399,996
Mortgage-backed securities	792	65	857

Total	$400,789	$64	$400,853

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Proceeds from sales	$35	$999,886	$88	$2,448,829
Proceeds from maturities	1,350,000	750,000	2,550,000	750,000
Gross realized gains	—	36	—	768
Gross realized losses	(1)	(34)	(2)	(169)
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

     In May 2009, we began a hedging strategy and designated certain of our qualifying FOREX contracts as cash flow hedges. These hedges are expected to be highly effective, and therefore, adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value are recorded as a component of “Accumulated other comprehensive gain (loss),” or AOCGL, in our Consolidated Financial Statements. The effective portion of the cash flow hedge will remain in AOCGL until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value are recorded as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
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
     During the six months ended June 30, 2010, we settled FOREX contracts with an aggregate notional value of approximately $147.2 million, of which the entire aggregate amount was designated as an accounting hedge. During the six months ended June 30, 2009, we settled foreign currency exchange contracts with an aggregate notional value of approximately $214.6 million, of which none were designated as accounting hedges.
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the quarters and six-month periods ended June 30, 2010 and 2009.

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Location of (Loss) Gain Recognized in Income	2010	2009	2010	2009
	(In thousands)
Contract drilling expense	$(1,643)	$—	$457	$—

     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts not designated as hedging instruments for the quarters and six-month periods ended June 30, 2010 and 2009

	Amount of Gain Recognized in Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Location of Gain Recognized in Income	2010	2009	2010	2009
	(In thousands)
Foreign currency transaction gain	$—	$8,594	$—	$8,568
     The amounts presented in the table above include unrealized gains of $12.6 million and $37.4 million for the three months and six months ended June 30, 2009, respectively, to record the carrying value of our derivative financial instruments to their fair value. There were no gains or losses associated with FOREX contracts not designated as accounting hedges during the three months and six months ended June 30, 2010.
     As of June 30, 2010, we had FOREX contracts outstanding, in the aggregate notional amount of $118.7 million, consisting of $46.4 million in Australian dollars, $38.1 million in Brazilian reais, $21.8 million in British pounds sterling, $5.2 million in Mexican pesos and $7.2 million in Norwegian kroner. These contracts generally settle monthly through November 2010. As of June 30, 2010, all outstanding derivative contracts had been designated as cash flow hedges. See Note 5.

     The following table presents the fair values of our derivative financial instruments at June 30, 2010.

	Assets		Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In		(In
		thousands)		thousands)
Derivatives designated as hedging instruments:
FOREX contracts	Prepaid expenses and other current assets	$422	Accrued liabilities	$(4,155)
     The following table presents the fair values of our derivative financial instruments at December 31, 2009.

	Assets		Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In		(In
		thousands)		thousands)
Derivatives designated as hedging instruments:
FOREX contracts	Prepaid expenses and other current assets	$2,634	Accrued liabilities	$(230)
     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and six-month periods ended June 30, 2010.

Location of Gain
Amount of					Recognized in Income	Amount of Gain
Loss		Location of	Amount of		on Derivative	Recognized in Income on
Recognized in		(Loss) Gain	(Loss) Gain		(Ineffective Portion	Derivative (Ineffective
AOCGL on		Reclassified from	Reclassified from		and Amount Excluded	Portion and Amount
Derivative		AOCGL into Income	AOCGL into Income		from Effectiveness	Excluded from
(Effective Portion)		(Effective Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
Three	Six		Three	Six		Three	Six
Months	Months		Months	Months		Months	Months
Ended	Ended		Ended	Ended		Ended	Ended
June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
2010	2010		2010	2010		2010	2010
(In thousands)			(In thousands)			(In thousands)
$(5,226)	$(5,015)	Contract drilling expense	$(548)	$1,122	Foreign currency transaction gain (loss)	$—	$—

     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and six-month periods ended June 30, 2009.

Location of Gain
Amount of					Recognized in Income	Amount of Gain
Gain		Location of	Amount of		on Derivative	Recognized in Income on
Recognized in		Gain	Gain		(Ineffective Portion	Derivative (Ineffective
AOCGL on		Reclassified from	Reclassified from		and Amount Excluded	Portion and Amount
Derivative		AOCGL into Income	AOCGL into Income		from Effectiveness	Excluded from
(Effective Portion)		(Effective Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
Three			Three	Six		Three	Six
Months	Six Months		Months	Months		Months	Months
Ended	Ended		Ended	Ended		Ended	Ended
June 30,	June 30,		June 30,	June 30,		June 30,	June 30,
2009	2009		2009	2009		2009	2009
(In thousands)			(In thousands)			(In thousands)
$ 5,894	$5,894	Contract drilling expense	$—	$—	Foreign currency transaction gain (loss)	$269	$269
     As of June 30, 2010, the estimated amount of net unrealized losses associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $3.7 million. The net unrealized losses associated with these derivative financial instruments will be reclassified to contract drilling expense.
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
     During 2009, we amended an existing contractual agreement at a customer’s request to provide short-term financial relief. The amended contract obligates the customer to pay us, over the term of the six-well drilling program, $75,000 per day in accordance with our normal credit terms (due 30 days after receipt of invoice) and the remainder of the contractual dayrate, $485,000 per day, through the conveyance of a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties. We received our first payment from the conveyance of the NPI in July 2010. Based on current production payout estimates, we expect to collect $37.2 million of the receivable within the next twelve months. However, payment of such amounts, and the timing of such payments, are contingent upon such production and upon energy sale prices.
     At June 30, 2010, $94.5 million was payable to us from the NPI, of which $37.2 million and $57.3 million are presented as “Accounts receivable” and “Long-term receivable,” respectively, in our Consolidated Balance Sheets. At June 30, 2010, we believe that collectability of the amount owed pursuant to the NPI arrangement is reasonably assured.

Fair Values
     The amounts reported in our Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, forward exchange contracts and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are shown below:

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Zero Coupon Debentures	$—	$—	$5.1	$4.2
4.875% Senior Notes	260.4	249.7	257.5	249.7
5.15% Senior Notes	262.8	249.7	263.3	249.7
5.70% Senior Notes	450.0	496.8	490.4	496.7
5.875% Senior Notes	519.9	499.3	530.6	499.3
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of June 30, 2010 and December 31, 2009, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including residential mortgage-backed securities, available for sale were based on the quoted closing market prices on June 30, 2010 and December 31, 2009, respectively.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Forward exchange contracts — The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on June 30, 2010 and December 31, 2009, respectively.

•	Long-term receivable — The carrying amount approximates fair value based on the nature of the instrument.

•	Long-term debt — The fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 was based on the quoted market prices from brokers of these instruments. The fair value of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, was based on the closing market price of our common stock on December 31, 2009, and the stated conversion rate for these debentures.
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
Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at June 30, 2010 consisted of cash held in money market funds of $516.9 million and investments in U.S. Treasury Bills of $249.9 million. Our Level 1 assets at December 31, 2009 consisted of cash held in money market funds of $337.8 million and investments in U.S. Treasury Bills of $400.0 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market

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

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2010
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$766,820	$—	$—	$766,820
FOREX contracts	—	422	—	422
Mortgage-backed securities	—	753	—	753

Total assets	$766,820	$1,175	$—	$767,995

Liabilities:

FOREX contracts	$—	$(4,155)	$—	$(4,155)

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$737,830	$—	$—	$737,830
FOREX contracts	—	2,634	—	2,634
Mortgage-backed securities	—	857	—	857

Total assets	$737,830	$3,491	$—	$741,321

Liabilities:
FOREX contracts	$—	$(230)	$—	$(230)

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Rig spare parts and supplies	$51,420	$49,122
Deferred mobilization costs	73,205	45,502
Prepaid insurance	22,255	11,478
Deferred tax assets	7,235	7,235
Deposits	2,158	3,562
Prepaid taxes	4,617	27,679
FOREX contracts	422	2,634
Other	9,507	7,865

Total	$170,819	$155,077

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Drilling rigs and equipment	$6,991,366	$6,950,303
Land and buildings	51,475	44,640
Office equipment and other	42,080	38,203

Cost	7,084,921	7,033,146
Less: accumulated depreciation	(2,785,706)	(2,601,094)

Drilling and other property and equipment, net	$4,299,215	$4,432,052

8. Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Accrued project/upgrade expenses	$100,772	$115,778
Payroll and benefits	71,895	69,065
Deferred revenue	84,656	46,666
Rig operating expenses	40,599	29,141
Interest payable	21,298	22,710
Personal injury and other claims	11,723	10,018
FOREX contracts	4,155	230
Deposit for asset sale	18,600	—
Other	5,153	8,263

Total	$358,851	$301,871

9. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Zero Coupon Debentures (due 2020)	$—	$4,179
5.15% Senior Notes (due 2014)	249,714	249,682
4.875% Senior Notes (due 2015)	249,698	249,671
5.875% Senior Notes (due 2019)	499,321	499,292
5.70% Senior Notes (due 2039)	496,750	496,730

	1,495,483	1,499,554
Less: Current maturities	—	4,179

Total	$1,495,483	$1,495,375

     The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2010, are as follows:

(Dollars in thousands)
2010	$—
2011	—
2012	—
2013	—
2014	249,714
Thereafter	1,245,769

Total	$1,495,483

Redemption of Zero Coupon Debentures
     On May 28, 2010, we repurchased the then outstanding $4.2 million accreted value, or $6.0 million in aggregate principal amount at maturity, of our Zero Coupon Debentures at a purchase price of $706.28 per $1,000 principal amount at maturity for cash. At June 30, 2010, there were no Zero Coupon Debentures outstanding.
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
     Personal Injury Claims. Our deductible for liability coverage for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, is currently $10.0 million per the first occurrence, with no aggregate deductible, and varies in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. At June 30, 2010, our estimated liability for personal injury claims was $37.8 million, of which $11.1 million and $26.7 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2009, our estimated liability for personal injury claims was $32.1 million, of which $9.2 million and $22.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of June 30, 2010 and December 31, 2009, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

     Letters of Credit and Other. We were contingently liable as of June 30, 2010 in the amount of $136.4 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including $23.9 million in letters of credit issued under our $285 million, syndicated, senior unsecured revolving credit facility. At June 30, 2010, we had purchased five of our outstanding bonds, totaling $82.4 million, from a related party in previous years after obtaining competitive quotes. Agreements relating to approximately $82.4 million of performance bonds can require collateral at any time. As of June 30, 2010, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
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
     Revenues from contract drilling services by equipment-type are listed below

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
High-Specification Floaters	$340,387	$334,527	$724,175	$646,661
Intermediate Semisubmersibles	389,094	465,762	769,795	882,762
Jack-ups	82,223	123,169	162,172	249,743
Other	35	—	35	—

Total contract drilling revenues	811,739	923,458	1,656,177	1,779,166
Revenues related to reimbursable expenses	10,864	22,949	26,107	52,961

Total revenues	$822,603	$946,407	$1,682,284	$1,832,127

Geographic Areas
     Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2010, our drilling rigs were located offshore twelve countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
United States	$189,019	$333,865	$427,566	$690,180

International:
South America	312,207	172,708	595,323	297,409
Australia/Asia/Middle East	142,463	199,232	301,392	373,457
Europe/Africa/Mediterranean	140,078	160,970	276,683	310,802
Mexico	38,836	79,632	81,320	160,279

Total revenues	$822,603	$946,407	$1,682,284	$1,832,127

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II, “Risk Factors,” included in this report. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling with a fleet of 46 offshore rigs currently consisting of 32 semisubmersibles, 13 jack-ups and one drillship. On July 7, 2010, we completed the sale of one of our high-performance, premium jack-up drilling rigs, the Ocean Shield.
Overview
Industry Conditions
     On April 20, 2010, the Macondo well being drilled by BP plc in the U.S. Gulf of Mexico, or GOM, experienced a blowout and immediately began flowing oil into the GOM. Efforts to permanently plug and abandon the well and contain the spill are ongoing at the time of this report.
     In the aftermath of this event, on May 30, 2010, the U.S. government imposed a moratorium on certain drilling activities in water deeper than 500 feet in the GOM and subsequently implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana granted a temporary injunction which immediately prohibited enforcement of the moratorium. The U.S. government appealed the ruling and the District Court’s decision and requested that the U.S. Court of Appeals for the Fifth Circuit Court stay the injunction pending appeal. The Fifth Circuit denied the government’s stay motion. While the appeal is pending, the government has rescinded the moratorium and ordered a new suspension through November 30, 2010, subject to modifications by the government under certain circumstances, of drilling activities using subsea blowout preventers, or BOPs, or surface BOPs on floating facilities. Further proceedings with respect to the moratorium and the new suspension are pending. We currently have six rigs (three floaters and three jack-ups) under contract in the GOM.
     The practical effects in the GOM of the uncertainty caused by the drilling moratorium and the suspension have been a freeze on nearly all floater activity and, given a dramatically slower permitting process, a reduction of jack-up activity. It has been reported that the industry currently has 32 floating rigs in the GOM that have been impacted by the suspension, of which we have three semisubmersible units under contract. All three of these rigs have subsea BOPs. Two other of our semisubmersible units, the Ocean Confidence and the Ocean Endeavor, formerly working in the GOM, are mobilizing to international locations. We are working towards compliance with the various new regulations put in place since May 30, 2010. However, the overall regulatory environment in the GOM remains very fluid, with frequent changes. We are not able to predict the outcome of the various legal proceedings, whether enforcement of the moratorium will be permanently enjoined, whether the suspension will remain in place, or whether the government will seek to implement additional restrictions on or prohibitions of drilling activities in the GOM; and we are not able to predict the impact of these events on our operations.
     Given the continuing uncertainty with respect to drilling activity in the GOM, our customers may seek to move rigs to locations outside of the GOM, perform activities which are allowed under the enhanced safety requirements and not prohibited by the moratorium or the suspension, or attempt to terminate our contracts pursuant to their respective force majeure provisions. These agreements generally provide for a force majeure dayrate that extends for a specified period of time and varies from contract to contract. Several customers have either asserted force majeure, including with respect to the Ocean Monarch, or indicated that they may assert force majeure under their relevant contracts. We are assessing each situation on an individual basis as it arises.
     In an effort to preserve our contract revenue backlog, we have reached agreements with two of our customers to mobilize two of our high-specification floaters to international locations. The Ocean Endeavor is mobilizing to Egypt under a term contract ending June 30, 2011, plus an option period. This new contract for the Ocean Endeavor will help us preserve backlog, and will allow the previous operator of the rig to satisfy certain contractual obligations. The new contract, combined with a $31 million early termination fee paid by the previous operator of the rig, is expected to generate combined maximum total revenue of approximately $100 million.

     The Ocean Confidence is mobilizing to the Republic of Congo under a restructured term agreement with the current operator. Under the agreement, the original contract in the GOM has been suspended and restructured into a one-year commitment in the GOM that is expected to recommence when our customer is satisfied that it can obtain the necessary permits and can meet any new regulatory requirements. The new international contract is a three-well commitment, plus an option for additional work, and includes an obligation for the customer to mobilize the rig to and from the Republic of Congo. The remaining one-year GOM commitment and new international commitment are expected to generate combined maximum total revenue of approximately $234 million.
     We are continuing to actively seek international opportunities to keep our rigs employed. However, we can provide no assurance that we will be successful in our efforts to employ our remaining impacted rigs in the GOM in the near term or that the force majeure assertions will ultimately be resolved in our favor.
     In addition, given the uncertainty with respect to drilling activity in the GOM, we elected to cold stack our intermediate rig Ocean Voyager when it rolled off contract in June 2010.
     Maximum contract revenue as stated above assumes 100% rig utilization. Generally, rig utilization rates approach 95-98% during contracted periods; however, utilization rates can be adversely impacted by additional downtime due to unscheduled repairs, maintenance and weather.
     Outside the GOM, the global economy remained relatively flat in the second quarter of 2010, with oil prices averaging in the mid $70s. Dayrates we receive for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle. Given the unpredictable economic environment, the demand for our services and the dayrates we are able to command could soften further. This volatility and uncertainty is being further exacerbated by the uncertainty in the GOM. If we, or others, move rigs out of the GOM to international locations, the increased supply of available rigs entering the international market, coupled with un-contracted new-build rigs scheduled for delivery this year and next, could create downward pressure on dayrates unless demand improves sufficiently to absorb the new supply.
     In addition to the contracts for the Ocean Endeavor and Ocean Confidence discussed above, we signed six new contracts during the second quarter of 2010 totaling approximately $137 million in backlog and ranging in length from one well to one year. At the end of the second quarter of 2010, our contract backlog was approximately $8.2 billion, of which our contracts in the GOM represented approximately $795.0 million, or 10% of our total contract backlog.
     Floaters
     Our intermediate and high-specification floater rigs, both domestic and international, accounted for approximately 88% of our revenue during the first six months of 2010. Approximately 87% of the time on our intermediate and high-specification floater rigs is committed for the remainder of 2010. Additionally, 66% of the time on our floating rigs is committed in 2011.
     International Jack-ups
     During the second quarter of 2010, demand for our international jack-ups remained weak but stable. Dayrates softened internationally as existing rigs rolled off contract and met competition from un-contracted new-build jack-ups that came to market. The high-specification new-build equipment coming to market is enjoying a significantly higher utilization rate than older existing equipment, and the oversupply of jack-up rigs could have an increasingly negative impact on the international sector throughout 2010 and beyond.
     U.S. Gulf of Mexico Jack-ups
     In addition to the delay in issuance of jack-up permits in the GOM, lower natural gas prices have negatively impacted both demand and dayrates. During the second quarter of 2009, we cold-stacked three of our lower-end jack-up units to reduce costs, and they are not being actively marketed. Our four remaining higher-specification jack-ups in the GOM are largely working under short-term contracts. One of these rigs, the Ocean Scepter, has received a contract for a one-year term in Brazil, and is expected to mobilize in early August 2010. Absent an increase in permitting activity and a sustained improvement in energy prices, weakness in the GOM jack-up market is likely to continue in 2010, with the possibility of additional rigs being cold-stacked by us and others in the industry.

Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of July 22, 2010, February 1, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009) and July 20, 2009 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 22,	February 1,	July 20,
	2010	2010	2009
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (1)	$4,705,000	$4,177,000	$4,016,000
Intermediate Semisubmersibles (2)	3,322,000	4,030,000	4,391,000
Jack-ups (3)	139,000	249,000	311,000

Total	$8,166,000	$8,456,000	$8,718,000

(1)	Contract drilling backlog as of July 22, 2010 for our high-specification floaters includes (i) $3.1 billion attributable to our contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2016 and (ii) $724.0 million attributable to our contracted operations in the GOM for the remainder of 2010 and for the years 2011 to 2013.

(2)	Contract drilling backlog as of July 22, 2010 for our intermediate semisubmersibles includes (i) $2.6 billion attributable to our contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2015 and (ii) $64.0 million attributable to our contracted operations in the GOM for the remainder of 2010 and for the year 2011.

(3)	Contract drilling backlog as of July 22, 2010 for our jack-ups includes (i) $49.0 million attributable to our contracted operations offshore Brazil for the remainder of 2010 and for the year 2011 and (ii) $7.0 million attributable to our contracted operations in the GOM for the remainder of 2010.
     The following table reflects the amount of our contract drilling backlog by year as of July 22, 2010.

	For the Years Ending December 31,
	Total	2010(1)	2011	2012	2013 - 2016
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (2)	$4,705,000	$855,000	$1,619,000	$914,000	$1,317,000
Intermediate Semisubmersibles (3)	3,322,000	723,000	996,000	860,000	743,000
Jack-ups (4)	139,000	70,000	69,000	—	—

Total	$8,166,000	$1,648,000	$2,684,000	$1,774,000	$2,060,000

(1)	Represents a six-month period beginning July 1, 2010.

(2)	Contract drilling backlog as of July 22, 2010 for our high-specification floaters includes (i) $392.0 million, $803.0 million and $667.0 million for the remainder of 2010 and for the years 2011 and 2012, respectively, and $1.3 billion in the aggregate for the years 2013 to 2016, attributable to our contracted operations offshore Brazil and (ii) $123.0 million, $386.0 million, $183.0 million and $32.0 million for the remainder of 2010 and for the years 2011, 2012 and 2013, respectively, attributable to our contracted operations in the GOM.

(3)	Contract drilling backlog as of July 22, 2010 for our intermediate semisubmersibles includes (i) $371.0 million, $764.0 million and $732.0 million for the remainder of 2010 and for the years 2011 and 2012, respectively, and $687.0 million in the aggregate for the years 2013 to 2016, attributable to our contracted operations offshore Brazil and (ii) $28.0 million and $36.0 million for the remainder of 2010 and for the year 2011, respectively, attributable to our contracted operations in the GOM.

(4)	Contract drilling backlog as of July 22, 2010 for our jack-ups includes (i) $4.0 million and $45.0 million for the remainder of 2010 and for the year 2011, respectively, attributable to our contracted operations offshore Brazil and (ii) $7.0 million for the remainder of 2010 attributable to our contracted operations in the GOM.
     The following table reflects the percentage of rig days committed by year as of July 22, 2010. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2010(1)	2011	2012	2013 - 2016
Rig Days Committed (2)
High-Specification Floaters	96%	80%	47%	18%
Intermediate Semisubmersibles	80%	55%	44%	10%
Jack-ups	33%	11%	—	—

(1)	Represents a six-month period beginning July 1, 2010.

(2)	Includes approximately 647 and 410 scheduled shipyard, survey and mobilization days for 2010 and 2011, respectively.
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
     We receive reimbursements for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement. We record these reimbursements at the gross amount billed to the customer, as “Revenues related to reimbursable expenses,” in our Consolidated Statements of Operations included in Item 1 of Part I of this report.
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
     Our operating costs are also impacted by the regulatory environments in which we operate. The adoption of new regulations could result in additional inspection and certification costs, as well as require additional capital investment to comply with regulatory requirements. Accordingly, we cannot predict the financial impact of new regulations for rigs operating in the GOM that may be adopted relating to the investigation into the Macondo well blowout. We are in the process of complying with the new regulations and requirements which have been promulgated subsequent to May 30, 2010 for our six impacted rigs; however, new regulations and restrictions are expected to be issued as the investigation into the well blowout continues. New laws or regulations may require an increase in our capital spending for additional equipment to comply with such requirements. Our business could be negatively impacted by additional downtime which may be required to obtain necessary equipment and to install such equipment once the drilling moratorium and suspension are lifted.
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
     Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey, or special survey, that are due every five years for each of our rigs. Operating revenue decreases because these special surveys are performed during scheduled downtime in a shipyard. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter.
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
     During the remainder of 2010, six of our rigs will either require or complete 5-year surveys, and we expect that they will be out of service for approximately 253 days in the aggregate during the second half of 2010. We also expect to spend an additional approximately 280 days during the remainder of 2010 for intermediate surveys, the mobilization of rigs, commissioning and contract acceptance testing and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ — Overview — Contract Drilling Backlog.”
     We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows. However, under our current insurance policy that expires on May 1, 2011, we continue to carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico, with coverage and policy limits similar to our previous policy, for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss-of-hire insurance policies to cover our rigs.
     In addition, under our current insurance policy that expires on May 1, 2011, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, with no exclusions for pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance, which remains similar to the limit under our previous policy, is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Our deductibles for marine liability coverage, including for personal injury claims, are $10.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year, which under the current policy commences on May 1 of each year.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to these policies during the six months ended June 30, 2010.

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
Three Months Ended June 30, 2010 and 2009
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$340,387	$334,527	$5,860
Intermediate Semisubmersibles	389,094	465,762	(76,668)
Jack-ups	82,223	123,169	(40,946)
Other	35	—	35

Total Contract Drilling Revenue	$811,739	$923,458	$(111,719)

Revenues Related to Reimbursable Expenses	$10,864	$22,949	$(12,085)

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$134,500	$98,991	$(35,509)
Intermediate Semisubmersibles	157,446	132,696	(24,750)
Jack-ups	48,919	66,233	17,314
Other	8,106	6,933	(1,173)

Total Contract Drilling Expense	$348,971	$304,853	$(44,118)

Reimbursable Expenses	$10,379	$22,431	$12,052

OPERATING INCOME
High-Specification Floaters	$205,887	$235,536	$(29,649)
Intermediate Semisubmersibles	231,648	333,066	(101,418)
Jack-ups	33,304	56,936	(23,632)
Other	(8,071)	(6,933)	(1,138)
Reimbursable expenses, net	485	518	(33)
Depreciation	(100,746)	(85,431)	(15,315)
General and administrative expense	(16,849)	(16,166)	(683)
Gain on disposition of assets	149	93	56

Total Operating Income	$345,807	$517,619	$(171,812)

Other income (expense):
Interest income	477	1,190	(713)
Interest expense	(21,333)	(11,288)	(10,045)
Foreign currency transaction gain	(3,991)	13,733	(17,724)
Other, net	(34)	(416)	382

Income before income tax expense	320,926	520,838	(199,912)
Income tax expense	(96,533)	(133,398)	36,865

NET INCOME	$224,393	$387,440	$(163,047)

     During the second quarter of 2010, the relatively flat global economy continued to impact our industry despite an improvement in oil prices from the same time a year ago. Although our contracted revenue backlog enabled us to partially mitigate the impact of these market conditions, our operating income decreased 33%, or $171.8 million compared to the second quarter of 2009. Contract drilling revenues for the second quarter of 2010 decreased $111.7 million, or 12%, compared to the second quarter of 2009, and average utilization for our overall fleet decreased from

80% during the second quarter of 2009 to 76% during the second quarter of 2010. Revenues generated by our intermediate semisubmersible and jack-up rigs decreased $117.6 million, primarily due to a reduction in utilization for our intermediate semisubmersible rigs, as well as a decrease in average operating dayrates for both our intermediate semisubmersible and jack-up fleets compared to the second quarter of 2009.
     We currently have three mat-supported jack-up rigs in the GOM and two intermediate semisubmersible rigs (one in the GOM and the other in Malaysia) that are cold-stacked and no longer being actively marketed.
     Total contract drilling expense increased $44.1 million, or 14%, during the second quarter of 2010 compared to the same period in 2009, primarily due to higher amortized mobilization expenses and higher operating costs due to more of our rigs exiting the GOM to operate internationally, where the operating cost structure is generally higher than that of the GOM, and also due to the inclusion of normal operating costs for the Ocean Courage which began operating early in the first quarter of 2010.
     Depreciation expense increased $15.3 million to $100.7 million during the second quarter of 2010, or 18% compared to the second quarter of 2009, due to a higher depreciable asset base, primarily due to the 2009 acquisitions of the Ocean Courage and Ocean Valor.
High-Specification Floaters.

	Three Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$124,677	$247,657	$(122,980)
Australia/Asia/Middle East	46,179	38,988	7,191
Europe/Africa/Mediterranean	56,386	—	56,386
South America	113,145	47,882	65,263

Total Contract Drilling Revenue	$340,387	$334,527	$5,860

CONTRACT DRILLING EXPENSE
GOM	$39,203	$68,857	$29,654
Australia/Asia/Middle East	12,372	8,342	(4,030)
Europe/Africa/Mediterranean	11,232	—	(11,232)
South America	71,693	21,792	(49,901)

Total Contract Drilling Expense	$134,500	$98,991	$(35,509)

OPERATING INCOME	$205,887	$235,536	$(29,649)

     GOM. Revenues generated by our high-specification floaters operating in the GOM decreased $123.0 million during the second quarter of 2010 compared to the same period in 2009. Since the second quarter of 2009, we have relocated four of our high-specification semisubmersible rigs from the GOM to international locations. During the first quarter of 2010, we relocated the Ocean Star to Brazil and the Ocean America to Australia, and the Ocean Baroness was en route to Brazil at the end of the second quarter of 2010. The Ocean Valiant was relocated to Angola early in the third quarter of 2009. The effect of these rig departures from the GOM was a net $108.2 million reduction in revenues in the second quarter of 2010 compared to same period in 2009.
     For our remaining fleet in the GOM, average operating revenue per day decreased from $422,300 during the second quarter of 2009 to $365,600 during the current year period, reducing revenues by $17.8 million. Average utilization of these rigs during the second quarter of 2010 increased slightly to 94% and contributed additional revenues of $3.1 million, which partially offset the revenue decline associated with lower average dayrates.
     Contract drilling expense for our high-specification floaters in the GOM decreased $29.7 million compared to the second quarter of 2009, primarily due to a reduction in normal operating costs for our four rigs that relocated from the GOM after the second quarter of 2009, as well as a reduction in costs associated with a 2009 special survey for the Ocean America. The overall decrease in operating costs, comparing the quarters, was partially offset by incremental costs associated with a 2010 regulatory survey for the Ocean Confidence and higher maintenance project costs for the Ocean Endeavor.

     Australia/Asia/Middle East. During the second quarter of 2010, our revenues and contract drilling expenses in this region increased $7.2 million and $4.0 million, respectively, compared to the second quarter of 2009, primarily due to the relocation of the Ocean America to offshore Australia during the first quarter of 2010.
     Europe/Africa/Mediterranean. The Ocean Valiant began operating offshore Angola in mid-September 2009 and, during the second quarter of 2010, generated revenues of $56.4 million and incurred operating costs of $11.2 million.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil in the second quarter of 2010 increased $65.3 million compared to the second quarter of 2009, primarily due to the operation of the Ocean Star ($33.0 million) and the Ocean Courage ($33.6 million), both of which began operating offshore Brazil in the first quarter of 2010.
     Contract drilling expense for our operations in Brazil increased $49.9 million during the second quarter of 2010 compared to the same period in 2009, primarily due to the inclusion of normal operating costs for the Ocean Star and the Ocean Courage, including amortized mobilization costs associated with the mobilization of these rigs to Brazil. Operating costs during the second quarter of 2010 also included incremental costs associated with an intermediate survey and shipyard project for the Ocean Alliance and higher maintenance and labor costs for the fleet.
Intermediate Semisubmersibles.

	Three Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$32,464	$46,260	$(13,796)
Mexico	14,379	55,951	(41,572)
Australia/Asia/Middle East	77,064	121,226	(44,162)
Europe/Africa/Mediterranean	66,548	138,581	(72,033)
South America	198,639	103,744	94,895

Total Contract Drilling Revenue	$389,094	$465,762	$(76,668)

CONTRACT DRILLING EXPENSE
GOM	$15,403	$9,243	$(6,160)
Mexico	5,714	12,286	6,572
Australia/Asia/Middle East	24,752	31,188	6,436
Europe/Africa/Mediterranean	28,789	33,174	4,385
South America	82,788	46,805	(35,983)

Total Contract Drilling Expense	$157,446	$132,696	$(24,750)

OPERATING INCOME	$231,648	$333,066	$(101,418)

     GOM. Revenues generated by our intermediate semisubmersible rigs working in the GOM during the second quarter of 2010 decreased $13.8 million compared to the second quarter of 2009, primarily due to the relocation of the Ocean Ambassador to Brazil early in the third quarter of 2009 ($22.3 million) and a decrease in the average operating dayrate earned by the Ocean Saratoga ($5.7 million). The Ocean Voyager, which returned to the GOM from Mexico in the first quarter of 2010, generated revenues of $13.7 million during the second quarter of 2010.
     Contract drilling expense in the GOM increased $6.2 million during the second quarter of 2010 compared to the second quarter of 2009, primarily due to the inclusion of normal operating expenses and amortized mobilization costs for the Ocean Voyager ($10.7 million). The increase in contract drilling expense in the second quarter of 2010 was partially offset by the absence of operating costs for the Ocean Ambassador ($4.6 million).
     Mexico. Operating revenue and expenses for our Mexico operations decreased $41.6 million and $6.6 million, respectively, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the completion of the Ocean Voyager’s contract in the first quarter of 2010 and its subsequent relocation to the GOM. In addition, operating revenues for our remaining rig offshore Mexico, the Ocean New Era, decreased $10.9 million due to a reduction in dayrate earned by the rig after the rig completed its initial contract in the first quarter of 2010 and its contract was extended at a lower operating dayrate.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $44.2 million in the second quarter of 2010 compared to the same period in 2009, primarily due to the stacking of the Ocean Bounty after completing its contract at the beginning of the third quarter of 2009 ($34.3 million). Revenues for our rigs operating offshore Australia for the second quarter of 2010 were further reduced by the effect of 28 days of unpaid incremental downtime, compared to the same quarter in 2009 ($10.1 million).
     Contract drilling expense for our rigs operating in the Australia/Asia/Middle East region decreased $6.4 million primarily due to a reduction in operating costs as a result of the stacking of the Ocean Bounty.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region decreased $72.0 million in the second quarter of 2010 compared to the same period in 2009. Subsequent to the second quarter of 2009, we relocated the Ocean Lexington to Brazil (in the third quarter of 2009) and the Ocean Guardian to the Falkland Islands (in the first quarter of 2010), which reduced second quarter 2010 revenues by $40.6 million compared to the same quarter of 2009.
     Average operating revenue per day and average utilization for our three rigs currently located in the North Sea (both U.K. and Norwegian sectors) decreased to $305,800 and 80%, respectively, for the second quarter of 2010 from $359,200 and 100%, respectively, for the second quarter of 2009, reducing revenues by a combined $31.5 million. The reduction in utilization during the second quarter of 2010 is primarily due to 48 days of unpaid downtime associated with the Ocean Vanguard’s special survey.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $4.4 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to the relocation of the Ocean Lexington and Ocean Guardian from the region partially offset by an increase in costs associated with the 2010 survey of the Ocean Vanguard.
     South America. Revenues generated by our intermediate semisubmersibles working in the South American region increased $94.9 million in the second quarter of 2010 compared to the same period in 2009. We currently have nine intermediate semisubmersible rigs operating in this region, including the Ocean Guardian in the Falkland Islands, compared to six such rigs operating in this region during the second quarter of 2009. The three additional rigs transferred to the region subsequent to the second quarter of 2009 generated revenues of $80.5 million in the second quarter of 2010.
     Our six intermediate semisubmersible rigs that operated offshore Brazil during both the 2009 and 2010 periods earned average operating revenue per day of $265,800 during the second quarter of 2010, compared to $213,800 during the second quarter of 2009, and generated $17.7 million in additional revenues. Revenues were partially offset by a decrease in utilization for these rigs from 89% during the second quarter of 2009 to 81% during the second quarter of 2010, which reduced revenues by $3.3 million.
     Contract drilling expense in the South American region increased $36.0 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to incremental costs for the Ocean Ambassador, Ocean Lexington and Ocean Guardian operating in the region in the second quarter of 2010. Operating costs during the second quarter of 2010 were also negatively impacted by incremental costs associated with a special survey of the Ocean Winner and higher maintenance and labor costs for the fleet.

Jack-Ups.

	Three Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$20,980	$16,998	$3,982
Mexico	24,456	23,679	777
Australia/Asia/Middle East	19,220	39,021	(19,801)
Europe/Africa/Mediterranean	17,143	22,389	(5,246)
South America	424	21,082	(20,658)

Total Contract Drilling Revenue	$82,223	$123,169	$(40,946)

CONTRACT DRILLING EXPENSE
GOM	$21,062	$25,368	$4,306
Mexico	9,003	7,747	(1,256)
Australia/Asia/Middle East	11,974	12,248	274
Europe/Africa/Mediterranean	6,624	9,377	2,753
South America	256	11,493	11,237

Total Contract Drilling Expense	$48,919	$66,233	$17,314

OPERATING INCOME	$33,304	$56,936	$(23,632)

     GOM. Revenues generated by our jack-up rigs operating in the GOM increased $4.0 million during the second quarter of 2010 compared to the second quarter of 2009. The relocation of two rigs to the GOM subsequent to the second quarter of 2009 (the Ocean Columbia from Mexico and the Ocean Scepter from Argentina) contributed $11.3 million to current period revenues. The Ocean Scepter completed its contract in the GOM in July 2010 and will be returning to the South America region.
     Contract drilling revenues in the GOM for the second quarter of 2010, compared to the same period in 2009, were partially reduced due to a decrease in the average operating revenue per day for the Ocean Titan from $130,000 during the second quarter of 2009 to $66,600 during the second quarter of 2010 ($5.4 million) and the 2009 cold-stacking of our three mat-supported jack-up rigs ($3.7 million).
     Contract drilling expense for our jack-ups operating in the GOM decreased $4.3 million during the second quarter of 2010 compared to the same period in 2009, primarily due to a reduction in operating costs for our three cold stacked rigs and the absence of contract preparation costs for the Ocean Summit, which we relocated to Mexico following the second quarter of 2009. This overall decrease in costs was partially offset by normal operating and amortized mobilization costs for the Ocean Columbia and Ocean Scepter.
     Australia/Asia/Middle East. Revenues generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $19.8 million in the second quarter of 2010 compared to the same period in 2009 primarily due to a decrease in the average operating revenue per day from $202,500 during the second quarter of 2009 to $105,600 during the second quarter of 2010.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $5.2 million during the second quarter of 2010 compared to the same period in 2009. The decrease in revenue was primarily due to a decrease in the average operating revenue per day from $107,900 during the second quarter of 2009 to $62,800 during the second quarter of 2010, which reduced revenues by $9.0 million. This decrease was partially offset by an improvement in utilization for the Ocean Heritage which operated the entire second quarter of 2010 compared to only 23 days during the second quarter of 2009.
     Contract drilling expense for our rigs operating in the Europe/Africa/Mediterranean region decreased $2.8 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the collection of a customer receivable that had previously been reserved.
     South America. Contract drilling revenues and expenses decreased during the second quarter of 2010 compared to the same period in 2009. Our only jack-up rig in this region, the Ocean Scepter, completed its contract offshore Argentina in the third quarter of 2009 and was subsequently relocated to the GOM at the end of 2009.

Depreciation.
     Depreciation expense increased $15.3 million to $100.7 million during the second quarter of 2010 compared to $85.4 million during the same period in 2009, primarily due to depreciation associated with capital additions in 2009 and 2010, including depreciation of our two high-specification floaters acquired in 2009, the Ocean Courage and Ocean Valor, which were placed in service in September 2009 and March 2010, respectively.
Interest Expense.
     Interest expense for the quarters ended June 30, 2010 and 2009 relates primarily to interest accrued on our outstanding indebtedness and our liabilities for uncertain tax positions. During the second quarter of 2010, interest expense included $7.3 million related to our 5.875% Senior Notes due 2019, or 5.875% Senior Notes, issued in May 2009, compared to only $4.7 in the same period in 2009. During the second quarter of 2010, interest expense also included $7.1 million related to our 5.70% Senior Notes due 2039, or 5.70% Senior Notes, issued in October 2009.
Foreign Currency Transaction Gain (Loss).
     Foreign currency transaction gains (losses) fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies, and also include gains and losses from the settlement of foreign currency forward exchange, or FOREX, contracts not designated as accounting hedges. During the second quarter of 2010, we recognized net foreign currency exchange losses of $4.0 million. During the second quarter of 2009, we recognized net foreign currency exchange gains of $13.7 million, including $8.9 million in net gains on FOREX contracts not designated as accounting hedges.
Income Tax Expense.
     Our estimated annual effective tax rate for the three months ended June 30, 2010 was 29.2%, compared to the 25.5% for the same period in 2009. The higher effective tax rate in the current quarter is a result of differences in the mix of our domestic and international pre-tax earnings and losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Also contributing to the higher effective tax rate in the current period was the expiration on December 31, 2009 of a tax law provision which allowed us to defer recognition of certain foreign earnings for U.S. income tax purposes. The United States Congress currently has a bill pending to extend this tax law provision for an additional year which, if passed, is expected to be retroactive to January 1, 2010 and would allow us to defer recognition of certain foreign earnings for U.S. income tax purposes. However, our estimated annual effective tax rate for the three months ended June 30, 2010 reflects applicable tax law as of June 30, 2010 as the pending legislation has not been enacted.

Six Months Ended June 30, 2010 and 2009
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Six Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$724,175	$646,661	$77,514
Intermediate Semisubmersibles	769,795	882,762	(112,967)
Jack-ups	162,172	249,743	(87,571)
Other	35	—	35

Total Contract Drilling Revenue	$1,656,177	$1,779,166	$(122,989)

Revenues Related to Reimbursable Expenses	$26,107	$52,961	$(26,854)

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$243,655	$192,619	$(51,036)
Intermediate Semisubmersibles	296,045	263,411	(32,634)
Jack-ups	101,447	135,151	33,704
Other	12,951	11,419	(1,532)

Total Contract Drilling Expense	$654,098	$602,600	$(51,498)

Reimbursable Expenses	$25,084	$52,146	$27,062

OPERATING INCOME
High-Specification Floaters	$480,520	$454,042	$26,478
Intermediate Semisubmersibles	473,750	619,351	(145,601)
Jack-ups	60,725	114,592	(53,867)
Other	(12,916)	(11,419)	(1,497)
Reimbursable expenses, net	1,023	815	208
Depreciation	(198,148)	(170,493)	(27,655)
General and administrative expense	(33,503)	(32,481)	(1,022)
Gain on disposition of assets	1,033	148	885

Total Operating Income	$772,484	$974,555	$(202,071)

Other income (expense):
Interest income	1,759	1,766	(7)
Interest expense	(43,654)	(12,405)	(31,249)
Foreign currency transaction gain	(3,530)	9,608	(13,138)
Other, net	(121)	651	(772)

Income before income tax expense	726,938	974,175	(247,237)
Income tax expense	(211,692)	(238,154)	26,462

NET INCOME	$515,246	$736,021	$(220,775)

     Throughout the first half of 2010, the weak global economy continued to impact our industry despite an improvement in oil prices from the first half of the prior year. While our contracted revenue backlog enabled us to partially mitigate the impact of the weak market conditions, our operating income decreased 21%, or $202.1 million, compared to the first half of 2009. Contract drilling revenues for the first half of 2010 decreased $123.0 million, or 7%, compared to the first half of 2009, and average utilization for our overall fleet decreased from 81% during the first half of 2009 to 79% during the first half of 2010. Revenues generated by our intermediate semisubmersible and jack-up rigs decreased $200.5 million, primarily due to a reduction in utilization for our intermediate semisubmersible rigs and a decrease in operating dayrates for our jack-up rigs compared to the same period in 2009. The decrease in overall revenues was partially offset by $48.9 million in revenues earned by the Ocean Courage, which we purchased in June 2009.
     Total contract drilling expense increased $51.5 million, or 9%, during the first half of 2010 compared to the same period in 2009, primarily due to higher amortized mobilization expenses and higher overall operating expenses due to more of our rigs operating internationally, where the operating cost structure is generally higher than that of the GOM, and also due to the inclusion of normal operating costs for the Ocean Courage which began operating early in the first quarter of 2010.

     Depreciation expense increased $27.7 million to $198.1 million during the first half of 2010, or 16% compared to the first half of 2009, due to a higher depreciable asset base, primarily due to the 2009 acquisitions of the Ocean Courage and Ocean Valor.
High-Specification Floaters.

	Six Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$314,797	$492,531	$(177,734)
Australia/Asia/Middle East	86,259	73,648	12,611
Europe/Africa/Mediterranean	112,707	—	112,707
South America	210,412	80,482	129,930

Total Contract Drilling Revenue	$724,175	$646,661	$77,514

CONTRACT DRILLING EXPENSE
GOM	$81,144	$134,031	$52,887
Australia/Asia/Middle East	21,610	15,751	(5,859)
Europe/Africa/Mediterranean	22,233	—	(22,233)
South America	118,668	42,837	(75,831)

Total Contract Drilling Expense	$243,655	$192,619	$(51,036)

OPERATING INCOME	$480,520	$454,042	$26,478

     GOM. Revenues generated by our high-specification floaters operating in the GOM decreased $177.7 million during the first half of 2010 compared to the same period in 2009, primarily due to the relocation of five of our high-specification rigs to international markets. Since early 2009, we have relocated the Ocean Quest (late in the first quarter of 2009), the Ocean Star (early in the first quarter of 2010) and the Ocean Baroness (in May 2010) to Brazil, the Ocean Valiant to offshore Angola (early in the third quarter of 2009) and the Ocean America to offshore Australia (late in the first quarter of 2010). The effect of these rigs exiting the GOM was a net $196.1 million reduction in revenues for the first six months of 2010 compared to the first six months of 2009.
     Our remaining high-specification floater fleet in the GOM operated an additional 89 days in the first half of 2010 compared to the same period in 2009, primarily due to the return to service of the upgraded Ocean Monarch in the second quarter of 2009, and resulted in the generation of $38.3 million in additional revenues in 2010. Average operating revenue per day for these rigs decreased from $413,400 during the first six months of 2009 to $386,200 for the comparable period in 2010 and resulted in a $20.0 million reduction in revenues in the first half of 2010.
     Total contract drilling expense during the first half of 2010 for our high-specification floaters in the GOM decreased $52.9 million compared to the same period in 2009, primarily due to a reduction in normal operating costs for the five rigs transferred out of the GOM ($62.0 million). The net decrease in operating costs comparing the periods was partially offset by an increase in operating costs for the Ocean Monarch due to its full utilization during the first six months of 2010 and survey and repair costs for the Ocean Confidence.
     Australia/Asia/Middle East. During the first half of 2010, our revenues from our high-specification rigs operating in the Australia/Asia/Middle East region increased $12.6 million compared to the first half of 2009. Our rig operating offshore Malaysia, the Ocean Rover, generated $7.1 million in additional revenues primarily due to an increase in the average operating revenue per day from $416,100 during the first six months of 2009 to $451,100 during the first six months of 2010. In addition, the Ocean America generated $5.5 million in additional revenues offshore Australia following its relocation from the GOM during the first quarter of 2010.
     Contract drilling expense for our operations in the Australia/Asia/Middle East region increased $5.9 million in the first half of 2010 compared to the first half of 2009 primarily due to the inclusion of normal operating and contract preparation costs for the Ocean America and higher labor, inspection and shore base support costs for the Ocean Rover.

     Europe/Africa/Mediterranean. The Ocean Valiant began operating offshore Angola in mid-September 2009 and generated revenues of $112.7 million and incurred normal operating costs of $22.1 million during the first half of 2010.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil in the first half of 2010 increased $129.9 million compared to the first half of 2009. The increase in revenue was primarily due to the relocation of the Ocean Quest ($44.6 million) and the Ocean Star ($50.9 million) from the GOM and the Ocean Courage which began operations late in the first quarter of 2010 ($48.9 million). During the first half of 2010 the Ocean Alliance spent 121 days in a shipyard for an intermediate survey and shipyard projects which resulted in a $19.0 million reduction in current year revenues.
     Contract drilling expense for our operations in Brazil increased $75.8 million during the first half of 2010 compared to the same period in 2009, primarily due to the additional rigs operating in the region in the first half of 2010 and additional survey and shipyard costs for the Ocean Alliance.
Intermediate Semisubmersibles.

	Six Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$52,016	$97,560	$(45,544)
Mexico	38,131	109,881	(71,750)
Australia/Asia/Middle East	162,092	237,578	(75,486)
Europe/Africa/Mediterranean	133,085	262,747	(129,662)
South America	384,471	174,996	209,475

Total Contract Drilling Revenue	$769,795	$882,762	$(112,967)

CONTRACT DRILLING EXPENSE
GOM	$21,831	$21,453	$(378)
Mexico	16,566	23,250	6,684
Australia/Asia/Middle East	49,576	57,391	7,815
Europe/Africa/Mediterranean	51,210	65,692	14,482
South America	156,862	95,625	(61,237)

Total Contract Drilling Expense	$296,045	$263,411	$(32,634)

OPERATING INCOME	$473,750	$619,351	$(145,601)

     GOM. Revenues generated from our rigs operating in the GOM during the first half of 2010 decreased $45.5 million primarily due to the relocation of the Ocean Ambassador to Brazil early in the second half of 2009 ($47.9 million) and a decrease in the average operating dayrate earned by the Ocean Saratoga from $276,200 during the first six months of 2009 to $206,600 during the first six months of 2010 ($12.8 million). The Ocean Voyager returned to the GOM from Mexico early in the first half of 2010 and generated revenues of $14.6 million.
     Mexico. Contract drilling revenue from our Mexico operations decreased $71.8 million in the first six months of 2010 compared to the same period in 2009, primarily due to the completion of the Ocean Voyager’s contract early in the first half of 2010 ($56.5 million). In addition, the Ocean New Era earned an average operating dayrate of $265,000 in the first half of 2009 compared to $200,800 in the first half of 2010, further reducing revenues by $10.3 million. The Ocean New Era is currently our only semisubmersible rig operating offshore Mexico.
     Contract drilling expense in Mexico decreased by $6.7 million in the first half of 2010 compared to the first half of 2009 primarily due to the relocation of the Ocean Voyager to the GOM.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $75.5 million in the first half of 2010 compared to the same period in 2009 primarily due to the stacking the Ocean Bounty after completion of its contract at the beginning of the second half of 2009 ($64.8 million). Additionally, revenues were reduced by $9.6 million as a result of approximately 29 days of unpaid incremental downtime for our rigs operating in this region during the first half of 2010 compared to the same period a year earlier.
     Contract drilling expense for our rigs operating in the Australia/Asia/Middle East region decreased $7.8 million in the first half of 2010 compared to the first half of 2009 primarily due to the stacking of the Ocean Bounty, partially offset by higher labor, maintenance, inspection and shore-base support costs for the Ocean Epoch and Ocean General in the current year.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region decreased $129.7 million in the first half of 2010 compared to the same period in 2009. Subsequent to June 30, 2009, we relocated the Ocean Lexington to Brazil and the Ocean Guardian to the Falkland Islands, which reduced revenues earned in the region during the first six months of 2010 by $72.3 million. Revenues for our three rigs currently operating in the U.K. and Norwegian sectors of the North Sea declined $57.4 million in the first half of 2010 compared to the first half of 2009, primarily due to a decline in average operating revenue per day from $341,300 in the first half of 2009 to $334,700 for the same period in 2010 combined with a reduction in average utilization from 98% in the first half of 2009 to 73% in the first half of 2010. The lower utilization in the first six months of 2010 reflects 48 days of downtime for a special survey on the Ocean Vanguard as well as unplanned downtime for the Ocean Nomad due to the early termination of a contract.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $14.5 million in the first half of 2010 compared to the first half of 2009, primarily due to the relocation of the Ocean Lexington and Ocean Guardian to the South America region, partially offset by incremental costs associated with the survey of the Ocean Vanguard.
     South America. Revenues generated by our intermediate semisubmersibles working in the South America region increased $209.5 million in the first half of 2010 compared to the first half of 2009. We currently have nine rigs operating in this region, including the Ocean Guardian in the Falkland Islands, compared to six rigs operating in this region during the first half of 2009. The three additional rigs transferred into the region subsequent to June 30, 2009 generated $136.8 million during the first half of 2010.
     Average operating revenue per day for our other intermediate semisubmersible rigs that operated offshore Brazil during both the 2009 and 2010 periods increased from $197,000 during the first half of 2009 to $247,900 during the first half of 2010 and generated $39.2 million in additional revenues. Utilization for these rigs also increased from 80% during the first half of 2009 to 89% during the first half of 2010 and generated $33.1 million in additional revenues during the current year period.
     Contract drilling expense in the South America region increased $61.2 million in the first half of 2010 compared to the first half of 2009, primarily due to the inclusion of normal operating costs for the three additional rigs in the region. Costs associated with a special survey of the Ocean Winner and higher operating costs for our other rigs offshore Brazil also contributed to the increase in contract drilling expenses during the current year.

Jack-Ups.

	Six Months Ended
	June 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$34,612	$47,127	$(12,515)
Mexico	43,188	50,397	(7,209)
Australia/Asia/Middle East	53,041	62,232	(9,191)
Europe/Africa/Mediterranean	30,891	48,055	(17,164)
South America	440	41,932	(41,492)

Total Contract Drilling Revenue	$162,172	$249,743	$(87,571)

CONTRACT DRILLING EXPENSE
GOM	$41,179	$50,325	$9,146
Mexico	20,046	15,806	(4,240)
Australia/Asia/Middle East	23,736	26,280	2,544
Europe/Africa/Mediterranean	15,026	20,051	5,025
South America	1,460	22,689	21,229

Total Contract Drilling Expense	$101,447	$135,151	$33,704

OPERATING INCOME	$60,725	$114,592	$(53,867)

     GOM. During the first half of 2009, we had six jack-up rigs operating in the GOM. In June 2009, we cold stacked our three mat-supported jack-up rigs and the Ocean Summit was in a GOM shipyard preparing for its relocation to the Mexican Gulf of Mexico, or Mexican GOM; these rigs generated revenues of $22.3 million during the first half of 2009. In early 2010, the Ocean Scepter relocated from Argentina and the Ocean Columbia relocated from Mexico, joined our GOM jack-up fleet and generated $16.5 million in revenues during the first half of 2010. Revenues for our remaining GOM jack-up fleet decreased an aggregate $6.8 million in the first half of 2010 compared to the first half of 2009 as a result of lower dayrates earned and 92 days of combined, incremental downtime in the 2010 period.
     Contract drilling expense for our jack-ups operating in the GOM decreased $9.1 million during the first half of 2010 compared to the same period in 2009, primarily due to a reduction in operating costs for our three cold stacked rigs and the absence of contract preparation costs for the Ocean Summit prior to its departure to the Mexican GOM in the second half of 2009. This overall decrease in costs was partially offset by normal operating and amortized mobilization costs for the Ocean Columbia and Ocean Scepter, as well as incremental survey and repair costs for the Ocean Titan during the first six months of 2010.
     Mexico. Revenues generated by our jack-up rigs operating offshore Mexico during the first half of 2010 decreased $7.2 million compared to the same period in 2009, primarily due to a decrease in average operating revenue per day from $142,400 during the first half of 2009 to $138,200 during the first half of 2010 ($2.7 million). In addition, average utilization decreased during the first half of 2010, primarily due to unpaid downtime for an intermediate survey of the Ocean Nugget, and resulted in a $4.2 million reduction in revenues for the 2010 period.
     Contract drilling expense for our jack-up rigs operating offshore Mexico increased $4.2 million during the first half of 2010 compared to the first half of 2009 primarily due to the inclusion of amortized mobilization expenses for, and other costs associated with customer acceptance of, the Ocean Summit in the 2010 period.
     Australia/Asia/Middle East. Revenues generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $9.2 million in the first half of 2010 compared to the same period in 2009, primarily due to a decrease in the average operating revenue per day from $226,300 during the first half of 2009 to $146,500 during the first half of 2010 ($21.1 million). Revenues for the first six months of 2010 were also negatively impacted by a reduction in amortized mobilization revenue of $3.7 million compared to the same period in 2009. Utilization for the first half of 2010 improved to 100% compared to 76% during the first half of 2009 and generated $15.6 million in additional revenues during 2010.

     Contract drilling expense for our rigs operating in the Australia/Asia/Middle East region decreased $2.5 million during the first six months of 2010 compared to the first six months of 2009 primarily due to the absence of costs associated with the 2009 survey of the Ocean Sovereign.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $17.2 million during the first half of 2010 compared to the same period in 2009. The decrease in revenue was primarily due to a reduction in average operating revenue per day from $114,900 during the first half of 2009 to $61,700 during the first half of 2010 ($23.1 million), partially offset by improved utilization for the Ocean Heritage during the first half of 2010 compared to the same period in 2009 ($6.5 million).
     Contract drilling expense for our rigs operating in the Europe/Africa/Mediterranean region decreased $5.0 million in the first half of 2010 compared to the first half of 2009 primarily due to the collection of a customer receivable that had previously been written off.
     South America. Contract drilling revenues and expenses decreased during the first half of 2010 compared to the same period in 2009. Our only jack-up rig in this region, the Ocean Scepter, completed its contract offshore Argentina in the second half of 2009 and was subsequently relocated to the GOM at the end of 2009.
Depreciation.
     Depreciation expense increased $27.7 million to $198.1 million during the first six months of 2010 compared to $170.5 million for the same period in 2009, primarily due to depreciation associated with capital additions in 2009 and 2010, including depreciation of our two high-specification floaters acquired in 2009, the Ocean Courage and Ocean Valor, which were placed in service in September 2009 and March 2010, respectively.
Interest Expense.
     Interest expense for the six months ended June 30, 2010 and 2009 relates primarily to interest accrued on our outstanding indebtedness and our liabilities for uncertain tax positions. During the first six months of 2010, interest expense included $14.7 million related to our 5.875% Senior Notes compared to only $4.7 million for the same period in 2009. During the first half of 2010, interest expense also included $14.2 million related to our 5.70% Senior Notes issued in October 2009. During the first half of 2009, we reversed $5.5 million of previously accrued interest expense related to an uncertain tax position for which the statute of limitations had expired.
Foreign Currency Transaction Gain (Loss).
     Foreign currency transaction gains (losses) fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies, and also include gains and losses from the settlement of FOREX contracts not designated as accounting hedges. During the first half of 2010, we recognized net foreign currency exchange losses of $3.5 million. During the first half of 2009, we recognized net foreign currency exchange gains of $9.6 million, including $8.8 million in net gains on FOREX contracts.
Income Tax Expense.
     Our estimated annual effective tax rate for the six months ended June 30, 2010 was 29.2%, compared to 25.5% for the same period in 2009. The higher effective tax rate in the current period is a result of differences in the mix of our domestic and international pre-tax earnings and losses, respectively, as well as the mix of international tax jurisdictions in which we operate. Also contributing to the higher effective tax rate in the current period was the expiration on December 31, 2009 of a tax law provision which allowed us to defer recognition of certain foreign earnings for U.S. income tax purposes. The United States Congress currently has a bill pending to extend this tax law provision for an additional year which, if passed, is expected to be retroactive to January 1, 2010 and would allow us to defer recognition of certain foreign earnings for U.S. income tax purposes. However, our estimated annual effective tax rate for the six months ended June 30, 2010 reflects applicable tax law as of June 30, 2010 as the pending legislation has not been enacted.
     On March 31, 2009, the statute of limitations relative to a 2003 uncertain tax position in Mexico expired. As a consequence, in March 2009, we reversed $5.5 million of previously accrued interest expense and $5.9 million of previously accrued tax expense. There was no comparable accrual reversal in the six months ended June 30, 2010.

Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “— $285 Million Revolving Credit Facility.”
     At June 30, 2010, we had $525.1 million in “Cash and cash equivalents” and $250.7 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
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
     During 2009, we amended an existing contractual agreement at a customer’s request to provide short-term financial relief. The amended contract obligates the customer to pay us, over the term of the six-well drilling program, $75,000 per day in accordance with our normal credit terms (due 30 days after receipt of invoice) and the remainder of the contractual dayrate, $485,000 per day, through the conveyance of a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties. As of June 30, 2010 we had drilled four wells for this customer and were owed $94.5 million payable through the NPI. We received our first payment from the conveyance of the NPI in July 2010. Further payment of amounts owed to us through the NPI, and the timing of such payments, is contingent upon production from the properties subject to the NPI and upon energy sale prices.
     Based on current production payout estimates, we expect to collect $37.2 million of the receivable within the next twelve months. We currently anticipate that the remaining $57.3 million of the receivable will be repaid following the next twelve months.
     These external factors which affect our cash flows from operations, many of which are not within our control, are difficult to predict. For a description of other factors that could affect our cash flows from operations, including the impact of the offshore drilling moratorium, see “— Overview — Industry Conditions,” “— Overview — General,” “ — Forward-Looking Statements,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II, “Risk Factors,” in this report.
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
     Based on our current credit ratings at June 30, 2010, the applicable margin on LIBOR loans would have been .24%. As of June 30, 2010, there were no loans outstanding under the Credit Facility; however, $23.9 million in letters of credit were issued and outstanding under the Credit Facility.

Liquidity and Capital Requirements
     Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, and debt service requirements. We determine the amount of cash required to meet our capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating our ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. We believe that our operating cash flows and cash reserves will be sufficient to meet both our working capital requirements and our capital commitments over the next twelve months; however, we will continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.
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
Contractual Cash Obligations.
     At June 30, 2010, we had FOREX contracts outstanding in the aggregate notional amount of $118.7 million. See further information regarding these contracts in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 4 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     As of June 30, 2010, the total unrecognized tax benefit related to uncertain tax positions was $34.8 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     We had no purchase obligations for major rig upgrades or any other significant obligations at June 30, 2010, except for those related to our direct rig operations, which arise during the normal course of business.
Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of June 30, 2010 in the amount of $136.4 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including $23.9 million in letters of credit issued under our Credit Facility. We purchased five of these bonds totaling $82.4 million from a related party after obtaining competitive quotes. Agreements relating to approximately $82.4 million of performance bonds can require collateral at any time. As of June 30, 2010, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

	For the years ending December 31,
	Total	2010	2011	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$5,058	$5,050	$8	$—
Performance bonds	100,604	49,002	35,310	16,292
Other	30,772	30,022	750	—

Total obligations	$136,434	$84,074	$36,068	$16,292

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
Capital Expenditures.
     We have budgeted approximately $485 million on capital expenditures for 2010 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. In addition, we expect to spend approximately $70 million in 2010 towards the commissioning and outfitting for service of the recently acquired Ocean Courage and Ocean Valor. During the first six months of 2010, we spent approximately $221.9 million towards these programs. We expect to finance our 2010 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At June 30, 2010 and December 31, 2009, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2010	2009	Change
	(In thousands)
Net income	$515,246	$736,021	$(220,775)
Net changes in operating assets and liabilities	(51,896)	(286,644)	234,748
Proceeds from settlement of FOREX contracts designated as accounting hedges	457	—	457
(Gain) on sale and disposition of assets	(1,033)	(148)	(885)
(Gain) loss on sale of marketable securities	2	(599)	601
(Gain) on FOREX contracts	(457)	(8,837)	8,380
Deferred tax provision	11,921	37,910	(25,989)
Depreciation and other non-cash items, net	220,065	227,695	(7,630)

	$694,305	$705,398	$(11,093)

     Our cash flows from operations during the first six months of 2010 decreased $11.1 million compared to the same period in 2009. This decrease is primarily due to lower earnings resulting from an aggregate reduction in average utilization of and dayrates earned by our fleet and increased mobilization costs, offset by a decrease in net cash required to satisfy working capital requirements in 2010 compared to 2009.
     We used $234.7 million less to satisfy our working capital needs during the first half of 2010 compared to the first half of 2009. Trade and other receivables generated cash of $109.1 million during the first six months of 2010 compared to using cash of $166.5 million during the comparable period of 2009. During the first six months of 2010, we made estimated U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $254.5 million and $76.2 million, respectively. During the first six months of 2009, we made estimated U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $140.0 million and $106.1 million, respectively.
Net Cash Used in Investing Activities.

	Six Months Ended June 30,
	2010	2009	Change
	(In thousands)
Purchase of marketable securities	$(2,399,760)	$(2,998,780)	$599,020
Proceeds from sale of marketable securities	2,550,088	3,198,829	(648,741)
Capital expenditures (including rig acquisition)	(221,890)	(686,284)	464,394
Proceeds from disposition of assets	1,258	453	805
Deposits received on sale of rig	18,600	6,000	12,600
Cost to settle FOREX contracts not designated as accounting hedges	—	(28,862)	28,862

	$(51,704)	$(508,644)	$456,940

     Our investing activities used $51.7 million during the first six months of 2010 compared to $508.6 million during the comparable period of 2009. During the first half of 2010, we sold marketable securities, net of purchases, of $150.3 million compared to net sales of $200.0 million during the first half of 2009. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     We spent approximately $221.9 million related to ongoing capital maintenance programs, including rig modifications to meet contractual requirements, during the first six months of 2010 compared to $226.3 million during the same period in 2009. Additionally, in June 2009, we purchased the Ocean Courage, a newbuild, dynamically positioned, semisubmersible drilling rig, for $460.0 million.
     During the first six months of 2010, we received an $18.6 million deposit in connection with the sale of the Ocean Shield, which was completed in July 2010 for a total selling price of $186.0 million. During the first six months of 2009, we received $6.0 million in deposits in connection with the sale of the Ocean Tower, which was completed in the third quarter of 2009.
     Prior to May 2009, we entered into FOREX contracts as economic hedges of our foreign currency requirements; however, we did not designate these contracts as accounting hedges. During the latter part of 2008 and during the first half of 2009, the strengthening U.S. dollar (or, conversely, the weakening foreign currency) negatively impacted these expiring FOREX contracts and resulted in aggregate, net realized losses of $28.9 million for the first half of 2009. We have presented the settlement of these contracts within “Net Cash Used in Investing Activities.”
Net Cash Used in Financing Activities.

	Six Months Ended June 30,
	2010	2009	Change
	(In thousands)
Redemption of zero coupon debentures	$(4,238)	$—	$(4,238)
Issuance of 5.875% Senior Notes, net of issuance costs	—	495,503	(495,503)
Payment of dividends	(489,670)	(558,036)	68,366
Proceeds from stock options exercised	107	155	(48)
Other	(98)	—	(98)

	$(493,899)	$(62,378)	$(431,521)

     During the first six months of 2010, we paid cash dividends totaling $489.7 million, consisting of aggregate regular cash dividends totaling $34.8 million, or $0.125 per share of our common stock per quarter, and aggregate special cash dividends totaling $454.9 million, or $1.875 and $1.375 per share of our common stock in the first quarter and the second quarter of 2010, respectively. During the first six months of 2009, we paid cash dividends totaling $558.0 million, consisting of aggregate regular cash dividends totaling $34.7 million, or $0.125 per share of our common stock per quarter, and aggregate special cash dividends totaling $523.3 million, or $1.875 per share of our common stock per quarter.
     On July 21, 2010, we declared a regular cash dividend and a special cash dividend of 0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on September 1, 2010 to stockholders of record on August 2, 2010.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the six months ended June 30, 2010 or 2009.

Forward-Looking Statements
     We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations;

•	future uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	future contractual obligations;

•	future operations outside the United States including, without limitation, our operations in Mexico and Brazil;

•	effects of the Macondo well blowout, including, without limitation, the moratorium and suspension of drilling in the U.S. Gulf of Mexico and related regulations and market developments;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows and contract backlog;

•	future regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels, including impacts of the financial crisis and restrictions in the credit market;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.
     These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A of Part II of this report;

•	general economic and business conditions, including the extent and duration of the continuing financial crisis and restrictions in the credit market, the worldwide economic downturn and recession;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including in oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, carbon emissions or energy use;

•	compliance with environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability and adequacy of insurance;

•	the results of financing efforts;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	risks resulting from our indebtedness;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2010 and December 31, 2009, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2010 and December 31, 2009, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of June 30, 2010 and December 31, 2009, there were no loans outstanding under the Credit Facility (however, $23.9 million and $63.3 million in letters of credit were issued and outstanding under the Credit Facility at June 30, 2010 and December 31, 2009, respectively).
     Our long-term debt, as of June 30, 2010 and December 31, 2009, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $109.6 million and $121.3 million as of June 30, 2010 and December 31, 2009, respectively. A 100-basis point decrease would result in an increase in market value of $126.3 million and $136.2 million as of June 30, 2010 and December 31, 2009, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of June 30, 2010 we had FOREX contracts outstanding in the aggregate notional amount of $118.7 million, consisting of $46.4 million in Australian dollars, $38.1 million in Brazilian reais, $21.8 million in British pounds sterling, $5.2 million in Mexican pesos and $7.2 million in Norwegian kroner. These contracts settle at various times through November 2010.
     At June 30, 2010, we have presented the fair value of our outstanding FOREX contracts as a current asset of $0.4 million in “Prepaid expenses and other current assets” and a current liability of $4.2 million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	June 30,		December 31,		June 30,		December 31,
	2010		2009		2010		2009
	(In thousands)
Interest rate:
Marketable securities	$250,700	(a)	$400,900	(a)	$(200	) (c)	$(300	) (c)
Long-term debt	(1,493,000	) (b)	(1,546,900	) (b)	—		—

Foreign Exchange:
FOREX contracts — asset positions	400	(d)	2,600	(d)	(5,400	) (e)	(17,600	) (e)
FOREX contracts — liability positions	(4,200	) (d)	(200	) (d)	(15,900	) (e)	(3,700	) (e)

(a)	The fair market value of our investment in marketable securities is based on the quoted closing market prices on June 30, 2010 and December 31, 2009.

(b)	The fair values of our 4.875% Senior Notes due July 1, 2015, 5.15% Senior Notes due September 1, 2014, 5.875% Senior Notes due May 1, 2019 and 5.70% Senior Notes due October 15, 2039 are based on quoted market prices.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2010 and December 31, 2009.

(d)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on June 30, 2010 and December 31, 2009.

(e)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at June 30, 2010 and December 31, 2009, with all other variables held constant.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
     Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2009 captioned “Our business involves numerous operating hazards, and we are not fully insured against all of them.” is amended and restated in its entirety as follows:
“Our business involves numerous operating hazards which could expose us to significant losses and significant damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.
     Our operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations, and oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Any of the foregoing events could result in significant damage or loss to our properties and assets, significant loss of revenues, and significant damage claims against us, which could have a material adverse effect on our results of operations, financial condition and cash flows.
     We maintain liability insurance, which includes coverage for environmental damage; however, because of contractual provisions and policy limits, our insurance coverage may not adequately cover our losses and claim costs. In addition, pollution and environmental risks are generally not fully insurable when they are determined to be the result of criminal acts. Also, we do not typically purchase loss-of-hire insurance to cover lost revenues when a rig is unable to work. Accordingly, it is possible that our losses from the hazards we face could have a material adverse effect on our results of operations, financial condition and cash flows.
     Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages.
     Generally our contracts with our customers contain contractual rights to indemnity from our customer for, among other things, pollution originating from the well, while we retain responsibility for pollution originating from the rig. However, our contractual rights to indemnification may be unenforceable or limited due to negligent or willful acts of commission or omission by us, our subcontractors and/or suppliers and our customers may dispute, or be unable to meet, their contractual indemnification obligations to us.
     We believe that the policy limit under our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. However, if an accident or other event occurs that exceeds our coverage limits or is not an insurable event under our insurance policies, or is not fully covered by contractual indemnity, it could have a material adverse effect on our results of operations, financial position and cash flows. There can be no assurance that we will continue to carry the insurance we currently maintain, that our insurance will cover all types of losses or that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all of these risks. In addition, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable or that we will be able to obtain insurance against some risks.
     Accordingly, the occurrence of any of the hazards we face could have a material adverse effect on our results of operations, financial condition and cash flows.”

     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2009 captioned “Governmental laws and regulations may add to our costs or limit our drilling activity.” is amended and restated in its entirety as follows:
“Governmental laws and regulations, both domestic and international, may add to our costs or limit our drilling activity.
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
     Governments in some countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas and other aspects of the oil and gas industries. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.
     As awareness of climate change issues increases, governments around the world are beginning to address the matter. This may result in new environmental regulations that may unfavorably impact us, our suppliers and our customers. We may be exposed to risks related to new laws or regulations pertaining to climate change, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and our drilling services. Governments may also pass laws or regulations encouraging or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas and our drilling services. In addition, new laws or regulations may require an increase in our capital spending for additional equipment to comply with such requirements and could also result in a reduction in revenues associated with downtime required to install such equipment.”
     The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2009 captioned “We are controlled by a single stockholder, which could result in potential conflicts of interest.” is amended and restated in its entirety as follows:
“We are controlled by a single stockholder, which could result in potential conflicts of interest.
     Loews Corporation, which we refer to as Loews, beneficially owned approximately 50.4% of our outstanding shares of common stock as of July 22, 2010 and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, three officers of Loews serve on our Board of Directors. One of those, James S. Tisch, the Chairman of the Board of our company, is also the Chief Executive Officer and a director of Loews. We have also entered into a services agreement and a registration rights agreement with Loews and we may in the future enter into other agreements with Loews.
     Loews is a holding company. In addition to us, its principal subsidiaries are CNA Financial Corporation, a 90% owned subsidiary engaged in commercial property and casualty insurance; HighMount Exploration & Production LLC, a wholly owned subsidiary engaged in exploration, production and marketing of natural gas and natural gas liquids; Boardwalk Pipeline Partners, LP, a 66% owned subsidiary engaged in the operation of interstate natural gas transmission pipeline systems; and Loews Hotels Holding Corporation, a wholly owned subsidiary engaged in the operation of hotels. Loews and its subsidiaries and we are generally engaged in businesses sufficiently different from each other as to make conflicts as to possible corporate opportunities unlikely. However, it is possible that Loews may in some circumstances be in direct or indirect competition with us, including competition with respect to certain business strategies and transactions that we may propose to undertake. In addition, potential conflicts of interest exist or could arise in the future for our directors who are also officers of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise. Although the affected directors may abstain from voting on matters in which our interests and those of Loews are in conflict so as to avoid potential violations of their fiduciary duties to stockholders, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. We cannot assure you that these conflicts of interest will not materially adversely affect us.”

     The following new risk factors are added:
“The moratorium on offshore drilling in the U.S. Gulf of Mexico and new regulations adopted as a result of the investigation into the Macondo well blowout could negatively impact us.
     On May 30, 2010, following the April 20, 2010 blowout of the Macondo well being drilling by BP plc in the U.S. Gulf of Mexico, or GOM, the U.S. government imposed a six-month moratorium on certain drilling activities in water deeper than 500 feet in the GOM and implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana granted a temporary injunction which immediately prohibited enforcement of the moratorium, which was subsequently upheld by the Fifth Circuit Court of Appeals in New Orleans. The U.S. Department of the Interior, or DOI, issued a second drilling moratorium on July 12, 2010 suspending drilling operations on the basis of drilling configurations and technologies regardless of water depth.
     In conjunction with the drilling moratorium imposed on May 30, 2010, the DOI issued a new set of recommendations in a 30-Day Safety Alert for offshore energy companies, which provided for, among other things, the recertification of all blowout preventers, enhanced well control practices, blowout prevention and intervention procedures, more rigorous inspections for deepwater drilling operations and expanded safety and training programs for rig workers. These recommendations are being implemented in the form of new regulations by the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service) under direction of the DOI and are being communicated by means of Notices to Lessees, or NTLs. At the date of this report, we have received two NTLs and a safety alert from the U.S. Coast Guard. We have complied with the terms of the safety alert and, at the date of this report, are in the process complying with one of the two NTLs issued thus far. We believe that the second NTL applies to the lease operator and not the drilling contractor.
     The drilling moratorium could result in a number of rigs being, or becoming available to be, moved to locations outside of the GOM, which could potentially put downward pressure on global dayrates and adversely affect our ability to contract our floating rigs that are currently uncontracted or coming off contract. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of our operations, and escalating costs borne by our customers, along with permitting delays, could reduce exploration and development activity in the GOM and therefore demand for our services. In addition, insurance costs across the industry are expected to increase as a result of the Macondo well blowout, and in the future certain insurance coverage is likely to become more costly, and may become less available or not available at all.
     We cannot predict the ultimate duration of the latest drilling moratorium or the potential impact of new regulations that may be adopted relating to the investigation into the Macondo well blowout. The inability to redeploy our rigs impacted by the drilling moratorium, or to obtain dayrates sufficient to cover our additional operating expenses and mobilization costs if such impacted rigs are redeployed in international waters, could adversely affect our financial position, results of operations and cash flows. In addition, implementation of additional regulations may subject us to increased costs of operating and/or a reduction in the area of operation in the GOM.
We may be adversely affected by negative publicity.
     Press coverage and other public statements that assert some form of wrongful act or omission by us, regardless of the factual basis for the assertions being made, may result in negative publicity or investigation by regulators. Responding to such negative publicity or such an investigation, regardless of the ultimate outcome, is time consuming and costly and can divert the time and attention of our senior management from our business. Adverse publicity can also have a negative impact on our reputation and on the morale and performance of our employees, all of which could adversely affect our business and results of operations.”
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date July 29, 2010	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date July 29, 2010		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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