Form 10-Q
period 2010-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2010-10-28
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 21, 2010	Common stock, $0.01 par value per share	139,026,824 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PAGE NO.
COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	44

ITEM 4. Controls and Procedures	46

PART II. OTHER INFORMATION	47

ITEM 1A. Risk Factors	47

ITEM 6. Exhibits	47

SIGNATURES	48

EXHIBIT INDEX	49
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$184,434	$376,417
Marketable securities	800,593	400,853
Accounts receivable, net of provision for bad debts	600,368	791,023
Prepaid expenses and other current assets	185,264	155,077

Total current assets	1,770,659	1,723,370
Drilling and other property and equipment, net of accumulated depreciation	4,283,708	4,432,052
Long-term receivable	48,822	—
Other assets	397,500	108,839

Total assets	$6,500,689	$6,264,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,496	$75,015
Accrued liabilities	348,435	301,871
Taxes payable	81,987	32,410
Current portion of long-term debt	—	4,179

Total current liabilities	505,918	413,475

Long-term debt	1,495,538	1,495,375
Deferred tax liability	560,666	546,024
Other liabilities	200,853	178,745

Total liabilities	2,762,975	2,633,619

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized, 143,943,624 shares issued and 139,026,824 shares outstanding at September 30, 2010 and 143,942,978 shares issued and 139,026,178 shares outstanding at December 31, 2009)	1,439	1,439
Additional paid-in capital	1,970,365	1,965,513
Retained earnings	1,879,232	1,776,498
Accumulated other comprehensive gain (loss)	1,091	1,605
Treasury stock, at cost (4,916,800 shares at September 30, 2010 and December 31, 2009)	(114,413)	(114,413)

Total stockholders’ equity	3,737,714	3,630,642

Total liabilities and stockholders’ equity	$6,500,689	$6,264,261

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Contract drilling	$748,998	$885,281	$2,405,175	$2,664,447
Revenues related to reimbursable expenses	50,726	23,094	76,833	76,055

Total revenues	799,724	908,375	2,482,008	2,740,502

Operating expenses:
Contract drilling, excluding depreciation	348,507	304,146	1,002,605	906,746
Reimbursable expenses	50,313	22,873	75,397	75,019
Depreciation	99,117	86,485	297,265	256,978
General and administrative	16,999	15,628	50,502	48,109
Gain on disposition of assets	(32,392)	(217)	(33,425)	(365)

Total operating expenses	482,544	428,915	1,392,344	1,286,487

Operating income	317,180	479,460	1,089,664	1,454,015

Other income (expense):
Interest income	395	1,879	2,154	3,645
Interest expense	(22,567)	(14,031)	(66,221)	(26,436)
Foreign currency transaction gain	3,724	8,313	194	17,921
Other, net	(166)	(336)	(287)	315

Income before income tax expense	298,566	475,285	1,025,504	1,449,460

Income tax expense	(100,042)	(111,151)	(311,734)	(349,305)

Net income	$198,524	$364,134	$713,770	$1,100,155

Income per share:
Basic	$1.43	$2.62	$5.13	$7.91

Diluted	$1.43	$2.62	$5.13	$7.91

Weighted-average shares outstanding:
Shares of common stock	139,027	139,005	139,026	139,003
Dilutive potential shares of common stock	10	98	55	80

Total weighted-average shares outstanding	139,037	139,103	139,081	139,083

Cash dividends declared per share of common stock	$0.875	$2.00	$4.375	$6.00

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$713,770	$1,100,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	297,265	256,978
(Gain) on disposition of assets	(33,425)	(365)
(Gain) loss on sale of marketable securities, net	5	(619)
(Gain) on foreign currency forward exchange contracts	(1,924)	(11,852)
Deferred tax provision	14,918	57,984
Accretion of discounts on marketable securities	(421)	(631)
Amortization/write-off of debt issuance costs	665	466
Amortization of debt discounts	222	211
Stock-based compensation expense	4,821	4,824
Deferred income, net	41,768	70,340
Deferred expenses, net	(77,372)	(21,195)
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	1,924	3,046
Other assets, noncurrent	7,804	1,750
Other liabilities, noncurrent	10,413	9,007
Changes in operating assets and liabilities:
Accounts receivable	141,726	(198,131)
Prepaid expenses and other current assets	(16,023)	(15,524)
Accounts payable and accrued liabilities	10,146	(54,881)
Taxes payable	(166,389)	(65,131)

Net cash provided by operating activities	949,893	1,136,432

Investing activities:
Capital expenditures	(312,995)	(309,737)
Rig acquisitions	—	(950,024)
Proceeds from disposition of assets, net of disposal costs	186,333	1,391
Deposits received on sale of rigs	—	6,000
Proceeds from sale and maturities of marketable securities	3,700,176	4,098,868
Purchases of marketable securities	(4,099,525)	(3,698,627)
Cost to settle foreign currency forward exchange contracts not designated as accounting hedges	—	(28,772)

Net cash used in investing activities	(526,011)	(880,901)

Financing activities:
Redemption of zero coupon debentures	(4,238)	—
Issuance of 5.875% senior unsecured notes	—	499,255
Debt issuance costs and arrangement fees	(98)	(3,923)
Payment of dividends	(611,668)	(836,621)
Proceeds from stock plan exercises	139	527

Net cash used in financing activities	(615,865)	(340,762)

Net change in cash and cash equivalents	(191,983)	(85,231)
Cash and cash equivalents, beginning of period	376,417	336,052

Cash and cash equivalents, end of period	$184,434	$250,821

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
     As of October 21, 2010, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
     The effect of exchange rate changes on cash balances held in foreign currencies was not material for the nine months ended September 30, 2010 and 2009.
Derivative Financial Instruments
     Our derivative financial instruments include foreign currency forward exchange, or FOREX, contracts. See Notes 4 and 5.

Supplementary Cash Flow Information
     We paid interest on long-term debt totaling $54.6 million and $25.1 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, we paid $0.9 million in interest on assessments from the Internal Revenue Service.
     We made estimated U.S. federal income tax payments of $362.5 million and $192.0 million during the nine months ended September 30, 2010 and 2009, respectively. We paid $88.5 million and $141.4 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2010 and 2009, respectively. We paid state income taxes, net of refunds, of $1.0 million during the nine months ended September 30, 2010. We paid state income taxes of $0.2 million during the nine months ended September 30, 2009.
     Capital expenditures for the nine months ended September 30, 2010 included $64.9 million that was accrued but unpaid at December 31, 2009. Capital expenditures for the nine months ended September 30, 2009 included $59.4 million that was accrued but unpaid at December 31, 2008. Capital expenditures that were accrued but not paid as of September 30, 2010 totaled $53.8 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at September 30, 2010.
     We recorded income tax benefits of $0 and $32,000 related to employee stock plan exercises during the nine months ended September 30, 2010 and 2009, respectively.
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
     As of September 30, 2010, we evaluated two rigs, the Ocean New Era and the Ocean Spartan, an intermediate semisubmersible rig and an independent-leg, cantilevered jackup rig, respectively, both of which were cold-stacked in the U.S. Gulf of Mexico, or GOM, late in the third quarter of 2010 after completion of their respective contracts. We evaluated these rigs for impairment using the probability-weighted cash flow analysis discussed above. Based on these analyses, we determined that the probability-weighted cash flows for each of the rigs exceeded the carrying value of the individual rigs.
     At September 30, 2010, we do not believe that current circumstances indicated that there was an impairment of any of our other drilling rigs in the GOM or elsewhere, including those that had been previously cold-stacked.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$198,524	$364,134	$713,770	$1,100,155
Other comprehensive gains (losses), net of tax:
FOREX contracts:
Unrealized holding gain	3,608	1,361	348	5,192
Reclassification adjustment for gain included in net income	(116)	(1,459)	(845)	(1,459)
Investments in marketable securities:
Unrealized holding (loss) gain	(9)	(2)	(31)	34
Reclassification adjustment for loss (gain) included in net income	13	4	14	(503)

Comprehensive income	$202,020	$364,038	$713,256	$1,103,419

     The tax related to the change in unrealized holding gains on FOREX contracts was approximately $1.9 million and $0.2 million for the three-month and nine-month periods ended September 30, 2010, respectively. The tax related to the change in unrealized holding gains on our FOREX contracts for the three-month and nine-month periods ended September 30, 2009 was approximately $0.7 million and $2.8 million, respectively. The tax related to the reclassification adjustment for FOREX contracts included in net income was approximately $62,000 and $0.5 million for the three-month and nine-month periods ended September 30, 2010, respectively. The tax related to the reclassification adjustment for FOREX contracts included in net income for each of the three-month and nine-month periods ended September 30, 2009 was $0.8 million.
     The tax related to the change in unrealized holding loss on investments was approximately $5,000 and $17,000 for the three-month and nine-month periods ended September 30, 2010, respectively. The tax related to the change in unrealized holding (loss) gain on investments was approximately $1,000 and $18,000 for the three-month and nine-month periods ended September 30, 2009, respectively. The tax effect on the reclassification adjustment for net losses included in net income was approximately $7,000 and $8,000 for the three-month and nine-month periods ended September 30, 2010, respectively. The tax effect on the reclassification adjustment for net gains on investments included in net income for the three-month period ended September 30, 2009 was approximately $2,000 and the tax effect on the reclassification adjustment for net losses on investments included in net income for the nine-month period ended September 30, 2009 was approximately $0.3 million.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses from the settlement of FOREX contracts not designated as accounting hedges, are reported as “Foreign currency transaction gain” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2010, we recognized net foreign currency exchange gains of $3.7 million and $0.2 million, respectively. For the three and nine months ended September 30, 2009, we recognized net foreign currency exchange gains of $8.3 million and $17.9 million, respectively. See Note 4.
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
Recently Issued Accounting Pronouncements
     In July 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” or ASU 2010-20, that requires additional or enhanced disclosures in annual and interim financial statements to assist the users of such financial statements in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The provisions of ASU 2010-20 apply to all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The content of ASU 2010-20 relating to disclosures as of the end of a reporting period is effective for the first interim or annual reporting period ending on or after December 15, 2010, while the content relating to disclosures about activity that occurs during a reporting period is effective for the first interim or annual reporting period beginning on or after December 15, 2010. We are in the process of reviewing this ASU and will incorporate any additional disclosures in our annual financial statements for the year ending December 31, 2010.
2. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income — basic (numerator):	$198,524	$364,134	$713,770	$1,100,155
Effect of dilutive potential shares
Zero Coupon Debentures	—	24	56	70

Net income including conversions - diluted (numerator)	$198,524	$364,158	$713,826	$1,100,225

Weighted average shares — basic (denominator):	139,027	139,005	139,026	139,003
Effect of dilutive potential shares
Zero Coupon Debentures	—	52	28	52
Stock options and SARs	10	46	27	28

Weighted average shares including conversions -diluted (denominator)	139,037	139,103	139,081	139,083

Earnings per share:
Basic	$1.43	$2.62	$5.13	$7.91

Diluted	$1.43	$2.62	$5.13	$7.91

     Our computation of diluted earnings per share, or EPS, for the three months ended September 30, 2010 excludes stock options representing 18,837 shares of common stock and 621,144 stock appreciation rights, or SARs. Our computation of diluted EPS for the nine months ended September 30, 2010 excludes stock options representing 9,015 shares of common stock and 578,791 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
     Our computation of diluted EPS for the three months ended September 30, 2009 excludes stock options representing 2,000 shares of common stock and 360,823 SARs. Our computation of diluted EPS for the nine months ended September 30, 2009 excludes stock options representing 11,086 shares of common stock and 430,575

SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
3. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 5.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2010
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
U.S. Treasury Bills (due within one year)	$799,945	$(13)	$799,932
Mortgage-backed securities	610	51	661

Total	$800,555	$38	$800,593

	December 31, 2009
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
U.S. Treasury Bills (due within one year)	$399,997	$(1)	$399,996
Mortgage-backed securities	792	65	857

Total	$400,789	$64	$400,853

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Proceeds from sales	$88	$100,039	$176	$2,548,868
Proceeds from maturities	1,150,000	800,000	3,700,000	1,550,000
Gross realized gains	—	22	—	790
Gross realized losses	(3)	(2)	(5)	(171)
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
     In accordance with GAAP, each derivative contract is stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for, and is designated as, an accounting hedge, the gains and losses are reflected in income in the same period as offsetting losses and gains on the qualifying hedged positions.

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
     During the nine months ended September 30, 2010, we settled FOREX contracts with an aggregate notional value of approximately $251.1 million, of which the entire aggregate amount was designated as an accounting hedge. During the nine months ended September 30, 2009, we settled foreign currency exchange contracts with an aggregate notional value of approximately $279.3 million, of which an aggregate notional value of $61.1 million was designated as an accounting hedge.
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month and nine-month periods ended September 30, 2010 and 2009.

	Amount of Gain Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Location of Gain Recognized in Income	2010	2009	2010	2009
	(In thousands)
Contract drilling expense	$1,467	$3,047	$1,924	$3,047
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts not designated as hedging instruments for the three-month and nine-month periods ended September 30, 2010 and 2009.

	Amount of Gain Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Location of Gain Recognized in Income	2010	2009	2010	2009
	(In thousands)
Foreign currency transaction gain	$—	$238	$—	$8,806
     The amounts presented in the table above include unrealized gains of $147,000 and $37.6 million for the three months and nine months ended September 30, 2009, respectively, to record the carrying value of our derivative financial instruments to their fair value. There were no gains or losses associated with FOREX contracts not designated as accounting hedges during the three months and nine months ended September 30, 2010.
     As of September 30, 2010, we had FOREX contracts outstanding, in the aggregate notional amount of $26.6 million, consisting of $15.3 million in Australian dollars, $7.3 million in British pounds sterling, $1.9 million in Mexican pesos and $2.1 million in Norwegian kroner. These contracts generally settle monthly through November 2010. As of September 30, 2010, all outstanding derivative contracts had been designated as cash flow hedges. See Note 5.

     The following table presents the fair values of our derivative financial instruments at September 30, 2010.

	Assets		Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
FOREX contracts	Prepaid expenses and other current assets	$1,649	Accrued liabilities	$(9)
     The following table presents the fair values of our derivative financial instruments at December 31, 2009.

	Assets		Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
FOREX contracts	Prepaid expenses and other current assets	$2,634	Accrued liabilities	$(230)
     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2010.

Location of
Gain
Recognized in
		Location of			Income on
		Gain			Derivative
		Reclassified			(Ineffective	Amount of Gain
		from			Portion and	Recognized in Income on
Amount of Gain		AOCGL into	Amount of Gain		Amount	Derivative (Ineffective
Recognized in AOCGL		Income	Reclassified from		Excluded from	Portion and Amount
on Derivative (Effective		(Effective	AOCGL into Income		Effectiveness	Excluded from
Portion)		Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
Three	Nine		Three	Nine		Three	Nine
Months	Months		Months	Months		Months	Months
Ended	Ended		Ended	Ended		Ended	Ended
September	September		September	September		September	September
30, 2010	30, 2010		30, 2010	30, 2010		30, 2010	30, 2010
(In thousands)			(In thousands)			(In thousands)
$5,550	$535	Contract drilling expense	$178	$1,300	Foreign currency transaction gain (loss)	$—	$—

     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2009.

Location of Loss
Recognized in
		Location of			Income on
		Gain			Derivative
		Reclassified			(Ineffective	Amount of Loss
		from			Portion and	Recognized in Income on
Amount of Gain		AOCGL into	Amount of Gain		Amount	Derivative (Ineffective
Recognized in AOCGL		Income	Reclassified from		Excluded from	Portion and Amount
on Derivative (Effective		(Effective	AOCGL into Income		Effectiveness	Excluded from
Portion)		Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
Three	Nine		Three	Nine		Three	Nine
Months	Months		Months	Months		Months	Months
Ended	Ended		Ended	Ended		Ended	Ended
September	September		September	September		September	September
30, 2009	30, 2009		30, 2009	30, 2009		30, 2009	30, 2009
(In thousands)			(In thousands)			(In thousands)
$2,093	$7,987	Contract drilling expense	$2,244	$2,244	Foreign currency transaction loss	$(269)	$—
     As of September 30, 2010, the estimated amount of net unrealized gains associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $1.6 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.
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
     During 2009, we amended an existing contractual agreement at a customer’s request to provide short-term financial relief. The amended contract obligates the customer to pay us, over the term of the six-well drilling program, an aggregate drilling rate of $560,000 per day, consisting of $75,000 per day payable in accordance with our normal credit terms (due 30 days after receipt of invoice) and the remainder of the contractual dayrate, $485,000 per day, payable through the conveyance of a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties. We began receiving monthly payments from the conveyance of the NPI in July 2010. Based on current production payout estimates, we expect to collect $42.2 million of the receivable within the next twelve months. However, payment of such amounts, and the timing of such payments, are contingent upon such production and upon energy sale prices.

     At September 30, 2010, $91.0 million was payable to us from the NPI, of which $42.2 million and $48.8 million are presented as “Accounts receivable” and “Long-term receivable,” respectively, in our Consolidated Balance Sheets. At September 30, 2010, we believe that collectability of the amount owed pursuant to the NPI arrangement is reasonably assured.
Fair Values
     The amounts reported in our Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, forward exchange contracts and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are shown below:

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
Zero Coupon Debentures	$—	$—	$5.1	$4.2
4.875% Senior Notes	277.8	249.7	257.5	249.7
5.15% Senior Notes	277.1	249.7	263.3	249.7
5.70% Senior Notes	519.8	496.8	490.4	496.7
5.875% Senior Notes	568.9	499.3	530.6	499.3
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of September 30, 2010 and December 31, 2009, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including residential mortgage-backed securities, available for sale were based on the quoted closing market prices on September 30, 2010 and December 31, 2009, respectively.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Forward exchange contracts — The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2010 and December 31, 2009, respectively.

•	Long-term receivable — The carrying amount approximates fair value based on the nature of the instrument.

•	Long-term debt — The fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 was based on the quoted market prices from brokers of these instruments. The fair value of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, was based on the closing market price of our common stock on December 31, 2009, and the stated conversion rate for these debentures.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at September 30, 2010 consisted of cash held in money market funds of $155.6 million and investments in U.S. Treasury Bills of $799.9 million. Our Level 1 assets at December 31, 2009 consisted of cash held in money market funds of $337.8 million and investments in U.S. Treasury Bills of $400.0 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2010
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$955,553	$—	$—	$955,553
FOREX contracts	—	1,649	—	1,649
Mortgage-backed securities	—	661	—	661

Total assets	$955,553	$2,310	$—	$957,863

Liabilities:
FOREX contracts	$—	$(9)	$—	$(9)

	December 31, 2009
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$737,830	$—	$—	$737,830
FOREX contracts	—	2,634	—	2,634
Mortgage-backed securities	—	857	—	857

Total assets	$737,830	$3,491	$—	$741,321

Liabilities:
FOREX contracts	$—	$(230)	$—	$(230)

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Rig spare parts and supplies	$53,226	$49,122
Deferred mobilization costs	90,462	45,502
Prepaid insurance	16,184	11,478
Deferred tax assets	7,235	7,235
Deposits	934	3,562
Prepaid taxes	4,118	27,679
FOREX contracts	1,649	2,634
Other	11,456	7,865

Total	$185,264	$155,077

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Drilling rigs and equipment	$7,071,867	$6,950,303
Land and buildings	53,262	44,640
Office equipment and other	43,401	38,203

Cost	7,168,530	7,033,146
Less: accumulated depreciation	(2,884,822)	(2,601,094)

Drilling and other property and equipment, net	$4,283,708	$4,432,052

     On July 7, 2010, we completed the sale of the Ocean Shield for a gross purchase price of $186.0 million and recorded a net gain on sale of approximately $31.6 million. In conjunction with the sale of the rig, we entered into a bareboat charter with the successor owner of the rig at a charter rate of $20,000 per day until such time that the successor owner was able to comply with all obligations under the drilling contract and the drilling contract could be assigned to the successor owner. The bareboat charter arrangement was terminated in August 2010.
8. Accrued Liabilities
     Accrued liabilities consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Accrued project/upgrade expenses	$94,013	$115,778
Payroll and benefits	81,173	69,065
Deferred revenue	84,851	46,666
Rig operating expenses	39,416	29,141
Interest payable	29,501	22,710
Personal injury and other claims	12,292	10,018
Other	7,189	8,493

Total	$348,435	$301,871

9. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Zero Coupon Debentures (due 2020)	$—	$4,179
5.15% Senior Notes (due 2014)	249,729	249,682
4.875% Senior Notes (due 2015)	249,711	249,671
5.875% Senior Notes (due 2019)	499,336	499,292
5.70% Senior Notes (due 2039)	496,762	496,730

	1,495,538	1,499,554
Less: Current maturities	—	4,179

Total	$1,495,538	$1,495,375

     The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2010, are as follows:

(Dollars in thousands)
2011	—
2012	—
2013	—
2014	249,729
2015	249,711
Thereafter	996,098

Total	$1,495,538

Redemption of Zero Coupon Debentures
     On May 28, 2010, we redeemed the then outstanding $4.2 million accreted value, or $6.0 million in aggregate principal amount at maturity, of our Zero Coupon Debentures at a redemption price of $706.28 per $1,000 principal amount at maturity for cash. At September 30, 2010, there were no Zero Coupon Debentures outstanding.
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

     Personal Injury Claims. Our deductibles for marine liability coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million per the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate reserve to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2010, our estimated liability for personal injury claims was $36.4 million, of which $11.5 million and $24.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2009, our estimated liability for personal injury claims was $32.1 million, of which $9.2 million and $22.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. As of September 30, 2010 and December 31, 2009, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.
     Letters of Credit and Other. We were contingently liable as of September 30, 2010 in the amount of $130.6 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including $19.7 million in letters of credit issued under our $285 million, syndicated, senior unsecured revolving credit facility. At September 30, 2010, four of our outstanding bonds, totaling $79.2 million, had been purchased from a related party in a previous year after obtaining competitive quotes. Agreements relating to approximately $79.2 million of performance bonds can require collateral at any time. As of September 30, 2010, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

11. Segments and Geographic Area Analysis
     Although we provide contract drilling services with different types of offshore drilling rigs and also provide such services in many geographic locations, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers of such services, in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting.
     Revenues from contract drilling services by equipment-type are listed below

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
High-Specification Floaters	$305,335	$353,318	$1,029,510	$999,979
Intermediate Semisubmersibles	380,438	421,145	1,150,233	1,303,907
Jack-ups	63,133	110,818	225,305	360,561
Other	92	—	127	—

Total contract drilling revenues	748,998	885,281	2,405,175	2,664,447
Revenues related to reimbursable expenses	50,726	23,094	76,833	76,055

Total revenues	$799,724	$908,375	$2,482,008	$2,740,502

Geographic Areas
     Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2010, our drilling rigs were located offshore twelve countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
United States	$146,229	$285,665	$573,796	$975,844

International:
South America	318,117	191,044	913,440	488,454
Australia/Asia/Middle East	181,550	169,910	482,942	543,368
Europe/Africa/Mediterranean	120,113	179,588	396,796	490,390
Mexico	33,715	82,168	115,034	242,446

Total revenues	$799,724	$908,375	$2,482,008	$2,740,502

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009, Item 1A of Part II, “Risk Factors,” included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and Item 1A of Part II, “Risk Factors,” included in this report. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling with a fleet of 46 offshore rigs currently consisting of 32 semisubmersibles, 13 jack-ups and one drillship. On July 7, 2010, we completed the sale of one of our high-performance, premium jack-up drilling rigs, the Ocean Shield.
Overview
Industry Conditions
     On April 20, 2010, the Macondo well being drilled by BP plc in the U.S. Gulf of Mexico, or GOM, experienced a blowout and immediately began flowing oil into the GOM. Efforts to permanently plug and abandon the well and contain the spill were successfully completed in September 2010.
     In the near-term aftermath of the Macondo incident, on May 30, 2010, the U.S. government imposed a six-month moratorium on certain drilling activities in water deeper than 500 feet in the GOM and subsequently implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On October 12, 2010, the U.S. government lifted the moratorium subject to compliance with enhanced safety requirements including those set forth in Notices to Lessees 2010-N05 and 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the GOM will be required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (Drilling Safety Rule) and the Workplace Safety Rule on Safety and Environmental Management Systems, both of which were issued on September 30, 2010, once they become final. We continue to evaluate these new measures to ensure that our rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies investigating the Macondo incident. We are not able to predict the likelihood, nature or extent of additional rulemaking or when the interim rules, or any future rules, could become final. Nor are we able to predict when the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEM, will issue drilling permits to our customers. We are not able to predict the future impact of these events on our operations. Even with the drilling ban lifted, certain deepwater drilling activities remain suspended until the BOEM resumes its regular permitting of those activities.
     It has been reported that the industry currently has 35 floating rigs in the GOM that have been impacted by the moratorium and that four floating rigs have left the GOM since the imposition of the moratorium, two of which were Diamond Offshore rigs. As of the date of this report, we have two semisubmersible units under contract in the GOM, in addition to the Ocean Monarch, whose contract the operator has sought to terminate as discussed below, as well as two jack-up units. Given the continuing uncertainty with respect to drilling activity in the GOM, our customers may seek to move additional rigs to locations outside of the GOM or perform activities which are allowed under the enhanced safety requirements. One of our customers has asserted force majeure as a basis for its termination of the drilling contract for the Ocean Monarch, which has a remaining term of approximately thirty months, and the operator has also filed suit against us in U.S. District Court in Houston seeking a declaratory judgment that its termination of the drilling contract is warranted under the contract. We do not believe the events cited by the operator come within the definition of force majeure under the drilling contract, and we do not believe that the operator has the right to terminate the drilling contract on this basis. Although we cannot predict with certainty the results of any such litigation, and there can be no assurance as to its ultimate outcome, we intend to vigorously defend this litigation and challenge the operator’s attempt to terminate the drilling contract.
     We are continuing to actively seek international opportunities to keep our rigs employed. However, we can provide no assurance that we will be successful in our efforts to employ our remaining impacted rigs in the GOM in the near term or that the force majeure assertion will ultimately be resolved in our favor. In addition, given the ongoing uncertainty with respect to drilling activity and other industry factors in the GOM, we have cold stacked two intermediate floaters and four jack-up rigs in the GOM.

     Outside the GOM, the global economy remained relatively flat in the third quarter of 2010, with oil prices averaging in the mid $70s. Dayrates we receive for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle. While dayrates for our international floater units appear to have stabilized, given the unpredictable economic environment, the demand for our services and the dayrates we are able to command could soften further. The volatility and economic uncertainty are being further exacerbated by the continuing regulatory uncertainty in the GOM. If we, or others, move additional rigs out of the GOM to international locations, the increased supply of available rigs entering the international market, coupled with un-contracted new-build rigs scheduled for delivery between now and the end of 2010, could create downward pressure on dayrates unless demand improves sufficiently to absorb the new supply.
     Since June 30, 2010 through the date of this report, we have entered into eight new drilling contracts totaling approximately $76.2 million in backlog and ranging in duration from one well to one year. At the end of the third quarter of 2010, our contract backlog was approximately $7.5 billion, of which our contracts in the GOM (including approximately $394.0 million related to the contract for the Ocean Monarch discussed above) represented approximately $546.0 million, or 7%, of our total contract backlog.
     Floaters
     Our intermediate and high-specification floater rigs, both domestic and international, accounted for approximately 88% of our revenue during the first nine months of 2010. Approximately 89% of the time on our intermediate and high-specification floater rigs is committed for the remainder of 2010. Additionally, 67% of the time on our floating rigs is committed in 2011.
     International Jack-ups
     During the third quarter of 2010, demand for our international jack-ups remained weak but stable. However, the high-specification new-build equipment coming to market is enjoying a significantly higher utilization rate than older existing equipment, and the oversupply of jack-up rigs could have an increasingly negative impact on the international sector throughout 2010 and beyond.
     U.S. Gulf of Mexico Jack-ups
     In addition to the delay in issuance of jack-up permits in the GOM, lower natural gas prices have negatively impacted both demand and dayrates. During the third quarter of 2010, we cold-stacked a fourth jack-up unit to reduce costs. As planned, our high-specification jack-up, the Ocean Scepter, mobilized to Brazil in August under a one-year term contract. Our two remaining higher-specification jack-ups in the GOM are largely working under short-term contracts and could experience significant downtime unless permitting activity increases. Absent an increase in permitting activity and a sustained improvement in energy prices, weakness in the GOM jack-up market is likely to continue in the remainder of 2010, with the possibility of additional rigs being cold-stacked by us and others in the industry.

Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of October 18, 2010, February 1, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009) and October 22, 2009 (the date reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 18,	February 1,	October 22,
	2010	2010	2009
		(In thousands)
Contract Drilling Backlog
High-Specification Floaters (1)	$4,371,000	$4,177,000	$4,450,000
Intermediate Semisubmersibles (2)	3,009,000	4,030,000	4,061,000
Jack-ups (3)	122,000	249,000	249,000

Total	$7,502,000	$8,456,000	$8,760,000

(1)	Contract drilling backlog as of October 18, 2010 for our high-specification floaters includes (i) $3.0 billion attributable to our contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2016 and (ii) $491.0 million attributable to our contracted operations in the GOM for the remainder of 2010 and for the years 2011 to 2013, which includes $394.0 million attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.

(2)	Contract drilling backlog as of October 18, 2010 for our intermediate semisubmersibles includes (i) $2.4 billion attributable to our contracted operations offshore Brazil for the remainder of 2010 and for the years 2011 to 2015 and (ii) $54.0 million attributable to our contracted operations in the GOM for the remainder of 2010 and for the year 2011.

(3)	Contract drilling backlog as of October 18, 2010 for our jack-ups includes (i) $48.0 million attributable to our contracted operations offshore Brazil for the remainder of 2010 and for the year 2011 and (ii) $1.0 million attributable to our contracted operations in the GOM for the remainder of 2010.
     The following table reflects the amount of our contract drilling backlog by year as of October 18, 2010.

	For the Years Ending December 31,
	Total	2010(1)	2011	2012	2013 - 2016
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (2)	$4,371,000	$450,000	$1,653,000	$912,000	$1,356,000
Intermediate Semisubmersibles (3)	3,009,000	383,000	1,010,000	860,000	756,000
Jack-ups (4)	122,000	36,000	86,000	—	—

Total	$7,502,000	$869,000	$2,749,000	$1,772,000	$2,112,000

(1)	Represents a three-month period beginning October 1, 2010.

(2)	Contract drilling backlog as of October 18, 2010 for our high-specification floaters includes (i) $205.0 million, $803.0 million and $667.0 million for the remainder of 2010 and for the years 2011 and 2012, respectively, and $1.3 billion in the aggregate for the years 2013 to 2016, attributable to our contracted operations offshore Brazil and (ii) $77.0 million, $221.0 million, $161.0 million and $32.0 million for the remainder of 2010 and for the years 2011 to 2013, respectively, attributable to our contracted operations in the GOM. The GOM amount includes $40.0 million, $161.0 million, $161.0 million and $32.0 million for the remainder of 2010 and for the years 2011 to 2013, respectively, attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.

(3)	Contract drilling backlog as of October 18, 2010 for our intermediate semisubmersibles includes (i) $179.0 million, $764.0 million and $732.0 million for the remainder of 2010 and for the years 2011 and 2012, respectively, and $699.0 million in the aggregate for the years 2013 to 2016, attributable to our contracted operations offshore Brazil and (ii) $18.0 million and $36.0 million for the remainder of 2010 and for the year 2011, respectively, attributable to our contracted operations in the GOM.

(4)	Contract drilling backlog as of October 18, 2010 for our jack-ups includes (i) $3.0 million and $45.0 million for the remainder of 2010 and for the year 2011, respectively, attributable to our contracted operations offshore Brazil and (ii) $1.0 million for the remainder of 2010 attributable to our contracted operations in the GOM.
     The following table reflects the percentage of rig days committed by year as of October 18, 2010. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2010 (1)	2011	2012	2013 - 2016
Rig Days Committed (2)
High-Specification Floaters (3)	99%	82%	47%	18%
Intermediate Semisubmersibles	83%	57%	44%	10%
Jack-ups	40%	17%	—	—

(1)	Represents a three-month period beginning October 1, 2010.

(2)	Includes approximately 240 and 480 scheduled shipyard, survey and mobilization days for 2010 and 2011, respectively.

(3)	Includes 91, 365, 366 and 73 committed days for the remainder of 2010 and for the years 2011 to 2013, respectively, attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.
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
     Our operating costs are also impacted by the regulatory environments in which we operate. The adoption of new regulations could result in additional inspection and certification costs, as well as require additional capital investment to comply with regulatory requirements. Accordingly, we cannot fully predict the financial impact of new regulations that have been adopted subsequent to the Macondo incident in April 2010 for rigs operating in the GOM, or any new regulations that may arise as the investigation into the incident continues or as a result of further recommendations by regulatory agencies. New laws or regulations may require an increase in our capital spending for additional equipment to comply with such requirements. Our business could be negatively impacted by additional downtime which may be required to obtain necessary equipment and to install such equipment or to obtain the required inspections or certifications as prescribed under such regulations.
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
     During the remainder of 2010, two of our rigs are expected to complete 5-year surveys, and we expect that they will be out of service for approximately 85 days in the aggregate during the final quarter of 2010. We also expect to spend an additional approximately 140 days during the remainder of 2010 for intermediate surveys, the mobilization of rigs, commissioning and contract acceptance testing and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ — Overview — Contract Drilling Backlog.”
     We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows. Under our insurance policy that expires on May 1, 2011, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss-of-hire insurance policies to cover our rigs.

     In addition, under our insurance policy that expires on May 1, 2011, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, with no exclusions for pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Our deductibles for marine liability coverage, including for personal injury claims, are $10.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year, which under the current policy commences on May 1 of each year. As a result of the Macondo incident, insurance costs across the industry are expected to increase and in the future, certain insurance coverage is likely to become more costly, and may become less available or not available at all.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to these policies during the nine months ended September 30, 2010.

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
Three Months Ended September 30, 2010 and 2009
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$305,335	$353,318	$(47,983)
Intermediate Semisubmersibles	380,438	421,145	(40,707)
Jack-ups	63,133	110,818	(47,685)
Other	92	—	92

Total Contract Drilling Revenue	$748,998	$885,281	$(136,283)

Revenues Related to Reimbursable Expenses	$50,726	$23,094	$27,632

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$148,503	$103,258	$(45,245)
Intermediate Semisubmersibles	153,683	142,156	(11,527)
Jack-ups	42,940	52,559	9,619
Other	3,381	6,173	2,792

Total Contract Drilling Expense	$348,507	$304,146	$(44,361)

Reimbursable Expenses	$50,313	$22,873	$(27,440)

OPERATING INCOME
High-Specification Floaters	$156,832	$250,060	$(93,228)
Intermediate Semisubmersibles	226,755	278,989	(52,234)
Jack-ups	20,193	58,259	(38,066)
Other	(3,289)	(6,173)	2,884
Reimbursable expenses, net	413	221	192
Depreciation	(99,117)	(86,485)	(12,632)
General and administrative expense	(16,999)	(15,628)	(1,371)
Gain on disposition of assets	32,392	217	32,175

Total Operating Income	$317,180	$479,460	$(162,280)

Other income (expense):
Interest income	395	1,879	(1,484)
Interest expense	(22,567)	(14,031)	(8,536)
Foreign currency transaction gain	3,724	8,313	(4,589)
Other, net	(166)	(336)	170

Income before income tax expense	298,566	475,285	(176,719)
Income tax expense	(100,042)	(111,151)	11,109

NET INCOME	$198,524	$364,134	$(165,610)

     During the third quarter of 2010, our operating results were negatively impacted by the drilling moratorium in the GOM, as well as the relatively flat global economy. Although our contracted revenue backlog enabled us to partially mitigate the impact of these market conditions, our operating income decreased 34%, or $162.3 million, compared to the third quarter of 2009. Contract drilling revenue for the third quarter of 2010 decreased $136.3 million, or 15%, compared to the third quarter of 2009. Average utilization for our overall fleet decreased from 76% during the third quarter of 2009 to 65% during the third quarter of 2010.
     In response to continued, depressed market conditions, we have elected to cold stack certain rigs within our drilling fleet. As of the end of the third quarter of 2010, we had cold stacked one cantilevered and three mat-supported jack-up rigs (all in the GOM) and three intermediate semisubmersible rigs (two in the GOM and one in Malaysia).
     Total contract drilling expense increased $44.4 million, or 15%, during the third quarter of 2010 compared to the same period in 2009, primarily due to higher maintenance costs and higher amortized mobilization costs, as well as the inclusion of operating and start-up costs for the latest additions to our drilling fleet, the Ocean Courage and Ocean Valor.
High-Specification Floaters.

	Three Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$61,707	$237,635	$(175,928)
Australia/Asia/Middle East	74,385	40,936	33,449
Europe/Africa/Mediterranean	45,250	10,499	34,751
South America	123,993	64,248	59,745

Total Contract Drilling Revenue	$305,335	$353,318	$(47,983)

CONTRACT DRILLING EXPENSE
GOM	$29,199	$60,116	$30,917
Australia/Asia/Middle East	21,335	8,203	(13,132)
Europe/Africa/Mediterranean	18,147	3,008	(15,139)
South America	79,822	31,931	(47,891)

Total Contract Drilling Expense	$148,503	$103,258	$(45,245)

OPERATING INCOME	$156,832	$250,060	$(93,228)

     GOM. Revenue generated by our high-specification floaters operating in the GOM decreased $175.9 million during the third quarter of 2010 compared to the same period in 2009. Since the third quarter of 2009, we have relocated six of our high-specification semisubmersible rigs from the GOM to international locations. The Ocean Valiant was relocated to Angola early in the third quarter of 2009, and, by the end of first half of 2010, we had also relocated the Ocean Star to Brazil and the Ocean America to Australia, and the Ocean Baroness was en route to Brazil, arriving early in the third quarter of 2010. Additionally, during the third quarter of 2010, in response to the drilling moratorium in the GOM, we were able to relocate the Ocean Confidence to the Republic of Congo and the Ocean Endeavor to Egypt. The departures from the GOM, combined with the impact of the drilling moratorium (including a reserve taken in connection with a contractual force majeure dispute with a customer), resulted in a $206.7 million reduction in revenue earned during the third quarter of 2010 compared to the prior year quarter. The decline in revenue in the third quarter of 2010 was partially offset by the receipt of a $30.7 million contract termination fee from the previous customer of the Ocean Endeavor in the GOM. We currently have two high-specification floaters remaining in the GOM.
     Contract drilling expense for our high-specification floaters in the GOM decreased $30.9 million compared to the third quarter of 2009, primarily due to the reduction of our GOM fleet in the third quarter of 2010 compared to the prior year period.
     Australia/Asia/Middle East. During the third quarter of 2010, our revenue and contract drilling expense in this region increased $33.4 million and $13.1 million, respectively, compared to the third quarter of 2009, primarily due to the early 2010 relocation of the Ocean America to offshore Australia.
     Europe/Africa/Mediterranean. Revenue and contract drilling expense increased $34.8 million and $15.1 million, respectively, compared to the third quarter of 2009, primarily due to 45 incremental operating days for the Ocean Valiant operating offshore Angola during the third quarter of 2010 compared to the same period of 2009. In addition, the Ocean Confidence relocated to the Republic of Congo in late September 2010 and generated revenue and incurred operating costs of $5.6 million and $3.6 million, respectively.
     South America. Revenue earned by our high-specification floaters operating offshore Brazil in the third quarter of 2010 increased $59.7 million compared to the third quarter of 2009, primarily due to the operation of three additional rigs in the region during the third quarter of 2010 compared to the same period in 2009 ($54.3 million).
     Contract drilling expense for our operations in Brazil increased $47.9 million during the third quarter of 2010 compared to the same period in 2009, primarily due to the inclusion of normal operating costs for the three additional rigs operating in the region during 2010, including amortized mobilization costs associated with the relocation of these rigs from the GOM ($36.2 million). Operating costs during the third quarter of 2010 also included costs associated with an intermediate survey and shipyard project for the Ocean Alliance and costs associated with customer acceptance activities for the Ocean Valor.
Intermediate Semisubmersibles.

	Three Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
		(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$20,125	$16,935	$3,190
Mexico	9,151	55,174	(46,023)
Australia/Asia/Middle East	92,691	90,843	1,848
Europe/Africa/Mediterranean	64,347	145,001	(80,654)
South America	194,124	113,192	80,932

Total Contract Drilling Revenue	$380,438	$421,145	$(40,707)

CONTRACT DRILLING EXPENSE
GOM	$9,036	$5,570	$(3,466)
Mexico	2,949	11,638	8,689
Australia/Asia/Middle East	29,058	32,838	3,780
Europe/Africa/Mediterranean	30,563	36,218	5,655
South America	82,077	55,892	(26,185)

Total Contract Drilling Expense	$153,683	$142,156	$(11,527)

OPERATING INCOME	$226,755	$278,989	$(52,234)

     GOM. Revenue generated by our intermediate semisubmersible rigs working in the GOM increased $3.2 million during the third quarter of 2010, compared to the third quarter of 2009, primarily due to an increase in the average operating dayrate earned by the Ocean Saratoga, our only actively-marketed intermediate semisubmersible rig in the GOM. Two additional semisubmersible rigs, the Ocean Voyager and Ocean New Era, were cold stacked during the second and third quarters of 2010, respectively, after their return to the GOM from Mexico.
     Contract drilling expense in the GOM increased $3.5 million during the third quarter of 2010 compared to the third quarter of 2009, primarily due to costs associated with the relocation and cold stacking of the Ocean New Era.
     Mexico. Operating revenue and contract drilling expense for our Mexico operations decreased $46.0 million and $8.7 million, respectively, in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the completion of their respective contracts by the Ocean Voyager and the Ocean New Era in the first and third quarters of 2010, respectively. We currently have no intermediate semisubmersible rigs offshore Mexico.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region increased $1.8 million in the third quarter of 2010 compared to the same period in 2009. Average operating revenue per day increased from $312,900 during the third quarter of 2009 to $339,700 during the third quarter of 2010 and generated $7.6 million in incremental revenue in the third quarter of 2010. However, revenue in the 2010 period was negatively impacted by the stacking of the Ocean Bounty in the third quarter of 2009 after completion of its contract ($5.8 million).

     Contract drilling expense for our rigs operating in the Australia/Asia/Middle East region decreased $3.8 million, primarily due to a reduction in operating costs due to the stacking of the Ocean Bounty, partially offset by higher labor costs for our rigs operating offshore Australia and $2.2 million in cost reimbursements to a customer.
     Europe/Africa/Mediterranean. We currently have three intermediate semisubmersibles operating in this region, all of which are currently located in the North Sea (both U.K. and Norwegian sectors). Average operating revenue per day and average utilization for these three rigs decreased to $297,800 and 78%, respectively, for the third quarter of 2010 from $360,100 and 100%, respectively, for the third quarter of 2009, reducing revenue by a combined $34.7 million. The reduction in utilization during the third quarter of 2010 was primarily due to 54 days of unpaid downtime associated with the Ocean Vanguard’s special survey. Revenue earned in the region in the third quarter of 2010, compared to the same period a year earlier, was further reduced by the relocation of the Ocean Lexington to Brazil in the third quarter of 2009 and the Ocean Guardian to the Falkland Islands in the first quarter of 2010, which reduced third quarter 2010 revenue by $46.0 million.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $5.7 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the relocation of the Ocean Lexington and Ocean Guardian from the region, partially offset by costs associated with the 2010 survey of the Ocean Vanguard.
     South America. Revenue generated by our intermediate semisubmersibles working in the South America region increased $80.9 million in the third quarter of 2010 compared to the same period in 2009. We currently have nine intermediate semisubmersible rigs operating in this region, including the Ocean Guardian in the Falkland Islands, compared to seven rigs that operated in this region during the third quarter of 2009. The two additional rigs transferred into the region generated incremental revenue of $56.0 million in the third quarter of 2010 compared to the third quarter of 2009.
     Our seven intermediate semisubmersible rigs that operated offshore Brazil during the third quarters of both 2009 and 2010 earned average operating revenue per day of $260,400 during the third quarter of 2010, compared to $220,900 in the third quarter of 2009, while average utilization increased from 78% during the third quarter of 2009 to 80% during the third quarter of 2010. These favorable variances combined to generate additional revenue of $23.9 million during the third quarter of 2010 compared to the prior year quarter.
     Contract drilling expense in the South American region increased $26.2 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to incremental contract drilling expense for the Ocean Lexington and Ocean Guardian operating in the region during the third quarter of 2010 ($17.1 million) and a full quarter of operating expense for the Ocean Ambassador, which did not commence operations in the region until late in the third quarter of 2009 ($6.7 million). Operating costs during the third quarter of 2010 were also negatively impacted by incremental costs associated with a special survey of the Ocean Winner.

Jack-Ups.

	Three Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$13,579	$8,001	$5,578
Mexico	24,564	26,994	(2,430)
Australia/Asia/Middle East	14,474	38,131	(23,657)
Europe/Africa/Mediterranean	10,516	24,088	(13,572)
South America	—	13,604	(13,604)

Total Contract Drilling Revenue	$63,133	$110,818	$(47,685)

CONTRACT DRILLING EXPENSE
GOM	$14,974	$10,443	$(4,531)
Mexico	9,776	11,050	1,274
Australia/Asia/Middle East	7,795	12,992	5,197
Europe/Africa/Mediterranean	9,062	9,180	118
South America	1,333	8,894	7,561

Total Contract Drilling Expense	$42,940	$52,559	$9,619

OPERATING INCOME	$20,193	$58,259	$(38,066)

     GOM. Revenue generated and contract drilling expense incurred by our jack-up rigs operating in the GOM increased $5.6 million and $4.5 million, respectively, during the third quarter of 2010 compared to the third quarter of 2009, primarily due to the operation of the Ocean Columbia and the Ocean Scepter in the GOM during the 2010 quarter. These two rigs were transferred to the GOM from Mexico and Argentina, respectively, subsequent to the third quarter of 2009. The Ocean Scepter completed its contract in the GOM in July 2010 and was relocated to Brazil.
     Mexico. Revenue and contract drilling expense for our jack-up rigs operating in the Mexico region decreased $2.4 million and $1.3 million, respectively, during the third quarter of 2010 compared to the third quarter of 2009, primarily due to 39 fewer rig operating days during the third quarter of 2010. The decrease in operating days was primarily due to the relocation of the Ocean Columbia to the GOM in the first quarter of 2010, partially offset by additional operating days for the Ocean Summit during the third quarter of 2010 compared to the same period in 2009, when the rig was undergoing customer acceptance testing.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $23.7 million in the third quarter of 2010 compared to the same period in 2009. The decrease in revenue in the 2010 quarter is due to the July 2010 sale of the Ocean Shield and termination of a bareboat charter with the rig’s successor owner ($17.0 million) and a lower average dayrate earned by the Ocean Sovereign during the third quarter of 2010 compared to the third quarter of 2009 ($6.6 million). The Ocean Sovereign is our only jack-up rig that remains in this region.
     Contract drilling expense for our jack-ups operating in the Australia/Asia/Middle East region decreased $5.2 million during the third quarter of 2010 compared to the same period in 2009, primarily due to the sale and bareboat charter termination of the Ocean Shield.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $13.6 million during the third quarter of 2010 compared to the same period in 2009. The Ocean King completed its bareboat charter offshore Croatia in July 2010, which resulted in a $9.5 million reduction in revenue earned in the third quarter of 2010 compared to the third quarter of 2009. In addition, increased downtime and reduced dayrates earned by the Ocean Spur offshore Egypt in the third quarter of 2010, compared to the third quarter of 2009, combined to reduce revenue earned in the third quarter of 2010 by an additional $3.8 million.
     South America. The Ocean Scepter completed its contract offshore Argentina in the third quarter of 2009 and was subsequently relocated to the GOM at the end of 2009. In July 2010, the rig was relocated back to the South America region (Brazil) where it is currently undergoing customer acceptance testing.

Depreciation.
     Depreciation expense increased $12.6 million to $99.1 million during the third quarter of 2010 compared to $86.5 million during the same period in 2009, primarily due to depreciation associated with capital additions in 2009 and 2010, including depreciation of our two high-specification floaters acquired in 2009, the Ocean Courage and Ocean Valor, which were placed in service in September 2009 and March 2010, respectively.
Gain on Disposition of Assets.
     Gain on disposition of assets increased to $32.4 million during the third quarter of 2010 compared to $0.2 million for the same period in 2009, primarily due to the sale of the Ocean Shield on July 7, 2010. The rig was sold for a gross purchase price of $186.0 million and resulted in a net gain on sale of approximately $31.6 million.
Interest Expense.
     Interest expense for the quarters ended September 30, 2010 and 2009 relates primarily to interest accrued on our outstanding indebtedness and our liabilities for uncertain tax positions. Interest expense for the third quarter of 2010 included $7.1 million of expense related to our 5.70% Senior Notes due 2039, or 5.70% Senior Notes, issued in October 2009.
Foreign Currency Transaction Gain.
     Foreign currency transaction gains fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies, and also include gains and losses from the settlement of foreign currency forward exchange, or FOREX, contracts not designated as accounting hedges. During the third quarter of 2010, we recognized net foreign currency exchange gains of $3.7 million. During the third quarter of 2009, we recognized net foreign currency exchange gains of $8.3 million, including $32,000 in net losses related to both the ineffective portion of FOREX contracts designated as accounting hedges and FOREX contracts not designated as accounting hedges.
Income Tax Expense.
     Our estimated annual effective tax rate for the three months ended September 30, 2010 was 29.9%, compared to the 24.0% estimated annual effective tax rate for the same period in 2009. The higher effective tax rate in the current quarter is a result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to the higher effective tax rate in the current quarter was the expiration on December 31, 2009 of a tax law provision which had allowed us to defer recognition of certain foreign earnings for U.S. income tax purposes. Additionally, during the three months ended September 30, 2009, one of our wholly owned foreign subsidiaries repatriated earnings to one of our wholly owned domestic subsidiaries. The repatriation brought with it associated foreign tax credits that had previously been unrecognized and lowered the effective tax rate during the 2009 quarter.
     Return to provision adjustments recorded during the third quarter of 2010 that were associated with the filing of our 2009 tax returns in various jurisdictions resulted in additional tax expense of $2.2 million. Return to provision adjustments recorded during the prior year quarter that were associated with the filing of our 2008 tax returns in various jurisdictions resulted in additional tax expense of $11.0 million.
     During the three months ended September 30, 2010, we recorded an additional $3.7 million of tax expense for a 2009 assessment by the Brazilian tax authorities related to their audit of the 2004 and 2005 tax years.

Nine Months Ended September 30, 2010 and 2009
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Nine Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$1,029,510	$999,979	$29,531
Intermediate Semisubmersibles	1,150,233	1,303,907	(153,674)
Jack-ups	225,305	360,561	(135,256)
Other	127	—	127

Total Contract Drilling Revenue	$2,405,175	$2,664,447	$(259,272)

Revenues Related to Reimbursable Expenses	$76,833	$76,055	$778

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$392,158	$295,877	$(96,281)
Intermediate Semisubmersibles	449,728	405,567	(44,161)
Jack-ups	144,387	187,710	43,323
Other	16,332	17,592	1,260

Total Contract Drilling Expense	$1,002,605	$906,746	$(95,859)

Reimbursable Expenses	$75,397	$75,019	$(378)

OPERATING INCOME
High-Specification Floaters	$637,352	$704,102	$(66,750)
Intermediate Semisubmersibles	700,505	898,340	(197,835)
Jack-ups	80,918	172,851	(91,933)
Other	(16,205)	(17,592)	1,387
Reimbursable expenses, net	1,436	1,036	400
Depreciation	(297,265)	(256,978)	(40,287)
General and administrative expense	(50,502)	(48,109)	(2,393)
Gain on disposition of assets	33,425	365	33,060

Total Operating Income	$1,089,664	$1,454,015	$(364,351)

Other income (expense):
Interest income	2,154	3,645	(1,491)
Interest expense	(66,221)	(26,436)	(39,785)
Foreign currency transaction gain	194	17,921	(17,727)
Other, net	(287)	315	(602)

Income before income tax expense	1,025,504	1,449,460	(423,956)
Income tax expense	(311,734)	(349,305)	37,571

NET INCOME	$713,770	$1,100,155	$(386,385)

     Throughout the first nine months of 2010, our operating results were negatively impacted by the weak global economy coupled with the effects of the drilling moratorium in the GOM. While our contracted revenue backlog enabled us to partially mitigate the impact of the weak market conditions, our operating income for the first nine months of 2010 decreased 25%, or $364.4 million, compared to the same period in 2009. Contract drilling revenue for the first nine months of 2010 decreased $259.3 million, or 10%, compared to the same period in 2009, and average utilization for our overall fleet decreased from 81% during the first nine months of 2009 to 76% during the first nine months of 2010. Revenue generated by our intermediate semisubmersible and jack-up rigs decreased an aggregate $288.9 million in the first nine months of 2010 compared to the same period in 2009, primarily due to reduced utilization and average revenue per day for our intermediate semisubmersible and jack-up fleets in 2010. The Ocean Courage began operating under contract in the first quarter of 2010 and generated $64.5 million during the first nine months of 2010.
     Total contract drilling expense increased $95.9 million, or 11%, during the first nine months of 2010 compared to the same period in 2009, primarily due to higher amortized mobilization expenses, maintenance costs and general costs associated with maintaining international shorebase support facilities. Contract drilling expense for the first nine months of 2010 also includes $52.3 million in operating and start-up costs for the latest additions to our drilling fleet, the Ocean Courage and Ocean Valor.
High-Specification Floaters.

	Nine Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
	(In thousands)
HIGH-SPECIFICATION FLOATERS:
CONTRACT DRILLING REVENUE
GOM	$376,504	$730,166	$(353,662)
Australia/Asia/Middle East	160,644	114,584	46,060
Europe/Africa/Mediterranean	157,957	10,499	147,458
South America	334,405	144,730	189,675

Total Contract Drilling Revenue	$1,029,510	$999,979	$29,531

CONTRACT DRILLING EXPENSE
GOM	$110,343	$194,147	$83,804
Australia/Asia/Middle East	42,945	23,954	(18,991)
Europe/Africa/Mediterranean	40,380	3,008	(37,372)
South America	198,490	74,768	(123,722)

Total Contract Drilling Expense	$392,158	$295,877	$(96,281)

OPERATING INCOME	$637,352	$704,102	$(66,750)

     GOM. Revenue generated by our high-specification floaters operating in the GOM decreased $353.7 million during the first nine months of 2010 compared to the same period in 2009, primarily due to the relocation of seven of our high-specification rigs to international markets. Since early 2009, we have transferred three rigs to the South America market, three to the Europe/Africa/Mediterranean market and one to the Australia/Asia/Middle East market. The effect of these rigs exiting the GOM was a net $325.3 million reduction in revenue for the first nine months of 2010 compared to the same period in 2009, inclusive of a $30.7 million contract termination fee from a previous customer of the Ocean Endeavor in 2010.
     GOM revenue was further reduced by a net $28.4 million for our two remaining high-specification floaters in the GOM, primarily due to a decrease in average operating revenue per day from $461,100 during the nine month period of 2009 to $393,200 for the comparable period in 2010.
     Total contract drilling expense during the first nine months of 2010 for our high-specification floaters in the GOM decreased $83.8 million compared to the same period in 2009, primarily due to a reduction in operating costs for the seven rigs transferred out of the GOM.
     Australia/Asia/Middle East. During the first nine months of 2010, revenues from our high-specification rigs operating in the Australia/Asia/Middle East region increased $46.1 million compared to the first nine months of 2009 and included $39.3 million in additional revenue generated by the Ocean America offshore Australia following its relocation from the GOM. The Ocean Rover, operating offshore Malaysia, generated $6.8 million in additional revenue, primarily due to an increase in the average operating revenue per day from $428,000 during the first nine months of 2009 to $449,700 during the comparable period in 2010.
     Contract drilling expense for our operations in the Australia/Asia/Middle East region increased $19.0 million in the first nine months of 2010 compared to the same period in 2009, primarily due to the inclusion of normal operating and contract preparation costs for the Ocean America and higher labor, inspection and shore base support costs for the Ocean Rover in Malaysia.
     Europe/Africa/Mediterranean. Revenue and contract drilling expense generated by our high-specification rigs operating in the Europe/Africa/Mediterranean region increased $147.5 million and $37.4 million, respectively, during the first nine months of 2010 compared to the same period in 2009. The Ocean Valiant began operating offshore Angola in mid-September 2009 and generated additional revenue of $141.8 million and incurred incremental operating costs of $32.1 million during the first nine months of 2010. The Ocean Endeavor generated $5.6 million in revenue and $3.6 million in operating costs in Egypt following its relocation from the GOM during the third quarter of 2010.

     South America. Revenue earned by our high-specification floaters operating offshore Brazil in the first nine months of 2010 increased $189.7 million compared to the first nine months of 2009. The increase in revenue between the periods resulted from 430 incremental rig operating days in the first nine months of 2010 as a result of an increase in number of rigs operating in the region during the current year and an increase in average revenue per day from $226,300 for the first nine months of 2009 to $303,400 for the first nine months of 2010.
     Contract drilling expense for our operations in Brazil increased $123.7 million during the first nine months of 2010 compared to the same period in 2009, primarily due to the additional rigs operating in the region, including costs associated with customer acceptance activities for the Ocean Valor during the first nine months of 2010 and incremental survey and shipyard costs for the Ocean Alliance.
Intermediate Semisubmersibles.

	Nine Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
		(In thousands)
INTERMEDIATE SEMISUBMERSIBLES:
CONTRACT DRILLING REVENUE
GOM	$72,141	$114,495	$(42,354)
Mexico	47,282	165,055	(117,773)
Australia/Asia/Middle East	254,783	328,421	(73,638)
Europe/Africa/Mediterranean	197,432	407,748	(210,316)
South America	578,595	288,188	290,407

Total Contract Drilling Revenue	$1,150,233	$1,303,907	$(153,674)

CONTRACT DRILLING EXPENSE
GOM	$30,867	$27,023	$(3,844)
Mexico	19,515	34,888	15,373
Australia/Asia/Middle East	78,634	90,229	11,595
Europe/Africa/Mediterranean	81,773	101,910	20,137
South America	238,939	151,517	(87,422)

Total Contract Drilling Expense	$449,728	$405,567	$(44,161)

OPERATING INCOME	$700,505	$898,340	$(197,835)

     GOM. Revenue generated by our intermediate semisubmersible rigs operating in the GOM during the first nine months of 2010 decreased $42.4 million primarily due to the relocation of the Ocean Ambassador to Brazil early in the second half of 2009 ($46.7 million), partially offset by revenue earned by the Ocean Voyager ($14.3 million), which returned from Mexico in early 2010. In addition, average operating revenue per day for the Ocean Saratoga, currently our only intermediate semisubmersible rig operating in the GOM, decreased from $249,800 during the first nine months of 2009 to $212,000 during the first nine months of 2010 ($10.3 million). The Ocean Voyager and the Ocean New Era are currently cold-stacked in the GOM.
     Contract drilling expense in the GOM increased by $3.8 million during the first nine months of 2010 compared to the first nine months of 2009 primarily due to costs associated with cold stacking the Ocean New Era during the third quarter of 2010.
     Mexico. Contract drilling revenue from our Mexico operations decreased $117.8 million in the first nine months of 2010 compared to the same period in 2009, primarily due to 333 fewer rig operating days combined with lower average revenue per day earned by our two intermediate semisubmersible rigs during the first nine months of 2010 compared to the same period in 2009. The Ocean Voyager and Ocean New Era completed their contracts offshore Mexico in 2010 and returned to the GOM. We currently have no intermediate semisubmersible rigs operating offshore Mexico.
     Contract drilling expense in Mexico decreased by $15.4 million in the first nine months of 2010 compared to the first nine months of 2009, primarily due to the completion of contract work by our intermediate semisubmersible fleet offshore Mexico during 2010.

     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $73.6 million in the first nine months of 2010 compared to the same period in 2009 primarily due to cold stacking the Ocean Bounty after completion of its contract at the beginning of the second half of 2009 ($71.1 million).
     Contract drilling expense for our rigs operating in the Australia/Asia/Middle East region decreased $11.6 million in the first nine months of 2010 compared to the same period in 2009, primarily due to a decline in operating costs as a result of the stacking of the Ocean Bounty, partially offset by higher labor and other personnel-related costs and shorebase support costs within the region during the current year.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region decreased $210.3 million in the first nine months of 2010 compared to the same period in 2009. Revenue decreased an aggregate $118.3 million due to the relocation of the Ocean Lexington to Brazil (in the third quarter of 2009) and the Ocean Guardian to the Falkland Islands (in the first quarter of 2010). In addition, revenue for our three rigs currently operating in the U.K. and Norwegian sectors of the North Sea declined $92.0 million in the first nine months of 2010 compared to the same period in 2009, primarily due to a decline in average operating revenue per day from $359,000 in the first nine months of 2009 to $321,700 for the same period in 2010, combined with the effect of 192 fewer rig operating days in 2010. The decrease in rig operating days during the first nine months of 2010 includes 102 days of downtime for a special survey of the Ocean Vanguard and downtime for the Ocean Nomad due to the early termination of a contract.
     Contract drilling expense for our intermediate semisubmersible rigs operating in the Europe/Africa/Mediterranean markets decreased $20.1 million in the first nine months of 2010 compared to the same period in 2009, primarily due to the relocation of the Ocean Lexington and Ocean Guardian to the South America region, partially offset by incremental costs associated with the 2010 survey of the Ocean Vanguard.
     South America. Revenue generated by our intermediate semisubmersibles working in the South America region increased $290.4 million in the first nine months of 2010 compared to the first nine months of 2009. We currently have nine intermediate semisubmersible rigs operating in this region, including the Ocean Guardian in the Falkland Islands, compared to seven rigs operating in this region during the first nine months of 2009. The two additional rigs transferred into the region subsequent to September 30, 2009 generated revenue of $143.6 million during the first nine months of 2010.
     Average operating revenue per day for our seven intermediate semisubmersible rigs that operated offshore Brazil during both the 2009 and 2010 periods increased from $205,900 during the first nine months of 2009 to $254,600 during the first nine months of 2010 while rig operating days increased by 299 during the 2010 period. These factors combined to generate additional revenue of $146.8 million during the first nine months of 2010 compared to the same period in 2009.
     Contract drilling expense in the South America region increased $87.4 million in the first nine months of 2010 compared to the first nine months of 2009, primarily due to the inclusion of normal operating costs for the two additional rigs in the region and incremental costs for the Ocean Ambassador, which began operating in Brazil during the third quarter of 2009. The increase in operating costs for our South America operations is also reflective of higher labor and personnel-related costs, maintenance, freight and revenue-based agency fees, as well as costs associated with a special survey of the Ocean Winner during 2010.

Jack-Ups.

	Nine Months Ended
	September 30,		Favorable/
	2010	2009	(Unfavorable)
		(In thousands)
JACK-UPS:
CONTRACT DRILLING REVENUE
GOM	$48,191	$55,128	$(6,937)
Mexico	67,752	77,391	(9,639)
Australia/Asia/Middle East	67,515	100,363	(32,848)
Europe/Africa/Mediterranean	41,407	72,143	(30,736)
South America	440	55,536	(55,096)

Total Contract Drilling Revenue	$225,305	$360,561	$(135,256)

CONTRACT DRILLING EXPENSE
GOM	$56,153	$60,768	$4,615
Mexico	29,822	26,856	(2,966)
Australia/Asia/Middle East	31,531	39,272	7,741
Europe/Africa/Mediterranean	24,088	29,231	5,143
South America	2,793	31,583	28,790

Total Contract Drilling Expense	$144,387	$187,710	$43,323

OPERATING INCOME	$80,918	$172,851	$(91,933)

     GOM. Revenue earned by our jack-up fleet in the GOM decreased $6.9 million during the first nine months of 2010 compared to the same period in 2009. During the first nine months of 2009, we had six jack-up rigs operating in the GOM compared to two rigs operating in the GOM by the end of the first nine months of 2010. Average revenue per day for our GOM jack-up fleet decreased from $85,400 during the first nine months of 2009 to $58,800 during the first nine months of 2010 and reduced revenue by $21.8 million. However, rig operating days for our GOM fleet increased by 171 days and generated additional revenue of $14.9 million. At September 30, 2010, we had cold stacked three mat-supported jack-up rigs and one cantilevered jack-up rig in the GOM.
     Contract drilling expense for our jack-ups operating in the GOM decreased $4.6 million during the first nine months of 2010 compared to the same period in 2009, primarily due to a reduction in operating costs for our four cold stacked rigs, the absence of contract preparation costs incurred by the Ocean Summit prior to its departure to the Mexican Gulf of Mexico in the second half of 2009 and the absence of inspection and repair costs associated with the 2009 survey of the Ocean Titan. These cost reductions were partially offset by incremental operating and amortized mobilization costs for the Ocean Columbia and Ocean Scepter. The Ocean Scepter returned to the South America region in July 2010.
     Mexico. Revenues generated by our jack-up rigs operating offshore Mexico during the first nine months of 2010 decreased $9.6 million compared to the same period in 2009, primarily due to the relocation of the Ocean Columbia to the GOM in early 2010 ($32.9 million). Revenue for our two jack-up rigs currently operating offshore Mexico increased an aggregate $23.2 million, primarily due to 191 incremental rig operating days during the first nine months of 2010 compared to the same period in 2009, partially offset by the effect of a decrease in average revenue per day from $145,700 during the first nine months of 2009 to $134,800 during the same period in 2010. The Ocean Summit relocated from the GOM to Mexico during the third quarter of 2009.
     Contract drilling expense for our jack-up rigs operating offshore Mexico increased $3.0 million during the first nine months of 2010 compared to the same period of 2009 primarily due to the inclusion of nine months of operating costs for the Ocean Summit in the 2010 period, partially offset by a reduction in operating costs due to the relocation of the Ocean Columbia to the GOM.

     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $32.8 million in the first nine months of 2010 compared to the same period in 2009, primarily due to a decrease in average operating revenue per day from $206,300 during the first nine months of 2009 to $133,700 during the first nine months of 2010 ($36.7 million). This decrease in revenue was partially offset by the impact of 46 incremental rig operating days during the first nine months of 2010 due to the full utilization of the Ocean Sovereign during the 2010 period compared to downtime in 2009 for a survey ($9.5 million). Revenue for the first nine months of 2009 also included $5.7 million in amortized mobilization revenue. We sold the Ocean Shield on July 7, 2010 and completed its bareboat charter from the successor owner in August 2010.
     Contract drilling expense for our rigs operating in the Australia/Asia/Middle East region decreased $7.7 million during the first nine months of 2010 compared to the first nine months of 2009, primarily due to the absence of costs associated with the 2009 survey of the Ocean Sovereign and a reduction in costs for the Ocean Shield.
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $30.7 million during the first nine months of 2010 compared to the same period in 2009. The decrease in revenue was primarily due to a reduction in average operating revenue per day from $104,000 during the first nine months of 2009 to $59,700 during the same period in 2010.
     Contract drilling expense for our rigs operating in the Europe/Africa/Mediterranean region decreased $5.1 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the collection of a customer receivable during the first nine months of 2010 that had previously been written off.
     South America. Revenue and contract drilling expense for the first nine months of 2009 resulted from the operation of the Ocean Scepter offshore Argentina until the third quarter of 2009. The rig was relocated to the GOM at the end of 2009, but was transferred back to the South America region (Brazil) in July 2010 where it is currently undergoing customer acceptance testing.
Depreciation.
     Depreciation expense increased $40.3 million during the first nine months of 2010 to $297.3 million, compared to $257.0 million for the same period in 2009, primarily due to depreciation associated with capital additions in 2009 and 2010, including depreciation of our two high-specification floaters acquired in 2009, the Ocean Courage and Ocean Valor, which were placed in service in September 2009 and March 2010, respectively.
Gain on Disposition of Assets.
     During the first nine months of 2010 we recognized net gains on disposition of assets of $33.4 million, compared to $0.4 million for the same period in 2009, primarily due to the sale of the Ocean Shield on July 7, 2010. The rig was sold for a gross purchase price of $186.0 million and resulted in a net gain on sale of approximately $31.6 million.
Interest Expense.
     Interest expense for the nine months ended September 30, 2010 and 2009 relates primarily to interest accrued on our outstanding indebtedness and our liabilities for uncertain tax positions. During the first nine months of 2010, interest expense included $22.0 million related to our 5.875% Senior Notes due 2019, issued in May 2009, compared to only $12.0 million for the same period in 2009. During the first nine months of 2010, interest expense also included $21.4 million related to our 5.70% Senior Notes issued in October 2009. During the first nine months of 2010, we recorded $3.0 million in interest expense related to uncertain tax positions, compared to a $5.5 million reversal of previously accrued interest expense related to an uncertain tax position for which the statute of limitations had expired during the comparable period of 2009.
Foreign Currency Transaction Gain.
     Foreign currency transaction gains fluctuate based on the level of transactions in foreign currencies, as well as fluctuations in such currencies, and also include gains and losses from the settlement of FOREX contracts not designated as accounting hedges. During the first nine months of 2010, we recognized net foreign currency exchange gains of $0.2 million. During the first nine months of 2009, we recognized net foreign currency exchange gains of $17.9 million, including $8.8 million in net gains related to both the ineffective portion of FOREX contracts designated as accounting hedges and FOREX contracts not designated as accounting hedges.

Income Tax Expense.
     Our estimated annual effective tax rate for the nine months ended September 30, 2010 was 29.9%, compared to the 24.0% estimated annual effective tax rate for the same period in 2009. The higher effective tax rate in the current period is a result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to the higher effective tax rate in the current period was the expiration on December 31, 2009 of a tax law provision which had allowed us to defer recognition of certain foreign earnings for U.S. income tax purposes. Additionally, during the nine months ended September 30, 2009, one of our wholly owned foreign subsidiaries repatriated earnings to one of our wholly owned domestic subsidiaries. The repatriation brought with it associated foreign tax credits that had previously been unrecognized and lowered the effective tax rate during the 2009 period.
     Return to provision adjustments recorded during the nine months ended September 30, 2010 that were associated with the filing of our 2009 tax returns in various jurisdictions resulted in additional tax expense of $2.2 million. Return to provision adjustments made during the nine months ended September 30, 2009 that were associated with the filing of our 2008 tax returns in various jurisdictions resulted in additional tax expense of $11.0 million.
     During the nine months ended September 30, 2010, we recorded an additional $3.7 million of tax expense for a 2009 assessment by the Brazilian tax authorities related to their audit of the 2004 and 2005 tax years.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “- $285 Million Revolving Credit Facility.”
     At September 30, 2010, we had $184.4 million in “Cash and cash equivalents” and $800.6 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
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
     During 2009, we amended an existing contractual agreement at a customer’s request to provide short-term financial relief. The amended contract obligates the customer to pay us, over the term of the six-well drilling program, an aggregate drilling rate of $560,000 per day, consisting of $75,000 per day payable in accordance with our normal credit terms (due 30 days after receipt of invoice) and the remainder of the contractual dayrate, $485,000 per day, payable through the conveyance of a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties. As of September 30, 2010, we had drilled four wells for this customer and were owed $91.0 million payable through the NPI. We began receiving monthly payments from the conveyance of the NPI in July 2010 and through the date of this report have received an aggregate of $3.4 million through the NPI. Further payment of amounts owed to us through the NPI, and the timing of such payments, are contingent upon production from the properties subject to the NPI and upon energy sale prices.
     Based on current production payout estimates, we expect to collect $42.2 million of the receivable within the next twelve months. We currently anticipate that the remaining $48.8 million of the receivable will be repaid following the next twelve months.
     These external factors which affect our cash flows from operations, many of which are not within our control, are difficult to predict. For a description of other factors that could affect our cash flows from operations, including the impact of the offshore drilling moratorium, see “— Overview — Industry Conditions,” “— Overview — General,” “— Forward-Looking Statements,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, Item 1A of Part II, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and Item 1A of Part II, “Risk Factors,” in this report.

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
     Based on our current credit ratings at September 30, 2010, the applicable margin on LIBOR loans would have been .24%. As of September 30, 2010, there were no loans outstanding under the Credit Facility; however, $19.7 million in letters of credit were issued and outstanding under the Credit Facility.
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
     Contractual Cash Obligations.
     At September 30, 2010, we had FOREX contracts outstanding in the aggregate notional amount of $26.6 million. See further information regarding these contracts in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 4 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     As of September 30, 2010, the total unrecognized tax benefit related to uncertain tax positions was $37.0 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     We had no purchase obligations for major rig upgrades or any other significant obligations at September 30, 2010, except for those related to our direct rig operations, which arise during the normal course of business.
     Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of September 30, 2010 in the amount of $130.6 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including $19.7 million in letters of credit issued under our Credit Facility. At September 30, 2010, four of our outstanding bonds, totaling $79.2 million, had been purchased from a related party in a previous year after obtaining competitive quotes. Agreements relating to approximately $79.2 million of performance bonds can require collateral at any time. As of September 30, 2010, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

	For the years ending December 31,
	Total	2010	2011	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$5,059	$5,000	$59	$—
Performance bonds	98,668	44,858	37,518	16,292
Other	26,880	—	26,880	—

Total obligations	$130,607	$49,858	$64,457	$16,292

     Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.
     Capital Expenditures.
     We expect to spend approximately $430 million on capital expenditures in 2010 associated with our ongoing rig equipment replacement and enhancement programs, equipment required for our long-term international contracts and other corporate requirements. In addition, we expect to spend approximately $65 million in 2010 towards the commissioning and outfitting for service of the Ocean Courage and Ocean Valor. During the first nine months of 2010, we spent approximately $313.0 million towards these programs. We expect to finance our 2010 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
     Off-Balance Sheet Arrangements.
     At September 30, 2010 and December 31, 2009, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Net Cash Provided by Operating Activities.

	Nine Months Ended September 30,
	2010	2009	Change
		(In thousands)
Net income	$713,770	$1,100,155	$(386,385)
Net changes in operating assets and liabilities	(30,540)	(333,667)	303,127
Proceeds from settlement of FOREX contracts designated as accounting hedges	1,924	3,046	(1,122)
(Gain) on sale and disposition of assets	(33,425)	(365)	(33,060)
(Gain) loss on sale of marketable securities	5	(619)	624
(Gain) on FOREX contracts	(1,924)	(11,852)	9,928
Deferred tax provision	14,918	57,984	(43,066)
Depreciation and other non-cash items, net	285,165	321,750	(36,585)

	$949,893	$1,136,432	$(186,539)

     Our cash flows from operations during the first nine months of 2010 decreased $186.5 million compared to the same period in 2009. This decrease is primarily due to lower earnings resulting from an aggregate reduction in average utilization of and dayrates earned by our drilling fleet, increased mobilization costs, and the effect of lower deferred mobilization fees. The decrease in operating cash flows for the 2010 period was partially offset by a decrease in net cash required to satisfy working capital requirements in 2010 compared to 2009.

     We used $303.1 million less cash to satisfy our working capital needs during the first nine months of 2010 compared to the same period in 2009. Trade and other receivables generated cash of $141.7 million during the first nine months of 2010 compared to using cash of $198.1 million during the comparable period of 2009. During the first nine months of 2010, we made estimated U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $362.5 million and $88.5 million, respectively. During the first nine months of 2009, we made estimated U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $192.0 million and $143.0 million, respectively.
Net Cash Used in Investing Activities.

	Nine Months Ended September 30,
	2010	2009	Change
		(In thousands)
Purchase of marketable securities	$(4,099,525)	$(3,698,627)	$(400,898)
Proceeds from sale of marketable securities	3,700,176	4,098,868	(398,692)
Capital expenditures (including rig acquisitions)	(312,995)	(1,259,761)	946,766
Proceeds from disposition of assets	186,333	1,391	184,942
Deposits received on sale of rig	—	6,000	(6,000)
Cost to settle FOREX contracts not designated as accounting hedges	—	(28,772)	28,772

	$(526,011)	$(880,901)	$354,890

     Our investing activities used $526.0 million during the first nine months of 2010 compared to $880.9 million during the same period of 2009. During the first nine months of 2010, we purchased marketable securities, net of sales, of $399.3 million compared to net sales of $400.2 million during the same period of 2009. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     We spent approximately $313.0 million related to ongoing capital maintenance programs, including rig modifications to meet contractual requirements, during the first nine months of 2010 compared to $1.3 billion during the same period in 2009, including $950.0 million for the purchase of two newbuild, dynamically positioned, semisubmersible drilling rigs, the Ocean Valor and Ocean Courage.
     On July 7, 2010, we completed the sale of the Ocean Shield for a net sale price of $184.1 million. During the first nine months of 2009, we received $6.0 million in deposits in connection with the sale of the Ocean Tower, which was completed in the fourth quarter of 2009.
     Prior to May 2009, we entered into FOREX contracts as economic hedges of our foreign currency requirements; however, we did not designate these contracts as accounting hedges. During the latter part of 2008 and during the first nine months of 2009, the strengthening U.S. dollar (or, conversely, the weakening foreign currency) negatively impacted these expiring FOREX contracts and resulted in our having to pay a net $28.8 million on settlement of these contracts during the first nine months of 2009.
Net Cash Used in Financing Activities.

	Nine Months Ended September 30,
	2010	2009	Change
		(In thousands)
Redemption of zero coupon debentures	$(4,238)	$—	$(4,238)
Issuance of 5.875% senior notes, net of issuance costs	—	495,332	(495,332)
Payment of dividends	(611,668)	(836,621)	224,953
Other	41	527	(486)

	$(615,865)	$(340,762)	$(275,103)

     On May 28, 2010, we redeemed the then outstanding $4.2 million accreted value, or $6.0 million in aggregate principal amount at maturity, of our Zero Coupon Convertible Debentures due 2020, or Zero Coupon Debentures, at a redemption price of $706.28 per $1,000 principal amount at maturity for cash. We have no Zero Coupon Debentures outstanding.
     During the first nine months of 2010, we paid cash dividends totaling $611.7 million, consisting of aggregate regular cash dividends totaling $52.1 million, or $0.125 per share of our common stock per quarter, and aggregate special cash dividends totaling $559.5 million, or $1.875, $1.375 and $0.75 per share of our common stock in the first, second and third quarters of 2010, respectively. During the first nine months of 2009, we paid cash dividends totaling $836.6 million, consisting of aggregate regular cash dividends totaling $52.1 million, or $0.125 per share of our common stock per quarter, and aggregate special cash dividends totaling $784.5 million, or $1.875 per share of our common stock per quarter.
     On October 20, 2010, we declared a regular cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on December 1, 2010 to stockholders of record on November 1, 2010.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the nine months ended September 30, 2010 or 2009.
Recently Issued Accounting Pronouncements
     In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” or ASU 2010-20, that requires additional or enhanced disclosures in annual and interim financial statements to assist the users of such financial statements in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The provisions of ASU 2010-20 apply to all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The content of ASU 2010-20 relating to disclosures as of the end of a reporting period is effective for the first interim or annual reporting period ending on or after December 15, 2010, while the content relating to disclosures about activity that occurs during a reporting period is effective for the first interim or annual reporting period beginning on or after December 15, 2010. We are in the process of reviewing this ASU and will incorporate any additional disclosures in our annual financial statements for the year ending December 31, 2010.
Forward-Looking Statements
     We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations;

•	future uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	future contractual obligations;

•	future operations outside the United States including, without limitation, our operations in Mexico and Brazil;

•	effects of the Macondo well blowout, including, without limitation, the impact of the moratorium on drilling in the U.S. Gulf of Mexico, related delays in permitting activities and related regulations and market developments;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows and contract backlog;

•	future regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels, including impacts of the financial crisis and restrictions in the credit market;

•	budgets for capital and other expenditures;

•	our customer’s termination of the drilling contract for the Ocean Monarch and the related litigation;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.
     These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and in Item 1A of Part II of this report;

•	general economic and business conditions, including the extent and duration of the continuing financial crisis and restrictions in the credit market, the worldwide economic downturn and recession;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including in oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, carbon emissions or energy use;

•	compliance with environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability and adequacy of insurance;

•	the results of financing efforts;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	risks resulting from our indebtedness;

•	impairments of assets;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2010 and December 31, 2009, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2010 and December 31, 2009, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of September 30, 2010 and December 31, 2009, there were no loans outstanding under the Credit Facility (however, $19.7 million and $63.3 million in letters of credit were issued and outstanding under the Credit Facility at September 30, 2010 and December 31, 2009, respectively).
     Our long-term debt, as of September 30, 2010 and December 31, 2009, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $126.1 million and $121.3 million as of September 30, 2010 and December 31, 2009, respectively. A 100-basis point decrease would result in an increase in market value of $146.6 million and $136.2 million as of September 30, 2010 and December 31, 2009, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of September 30, 2010, we had FOREX contracts outstanding, in the aggregate notional amount of $26.6 million, consisting of $15.3 million in Australian dollars, $7.3 million in British pounds sterling, $1.9 million in Mexican pesos and $2.1 million in Norwegian kroner. These contracts settle at various times through November 2010.
     At September 30, 2010, we have presented the fair value of our outstanding FOREX contracts as a current asset of $1.6 million in “Prepaid expenses and other current assets” and a current liability of $9,000 in “Accrued liabilities” in our Consolidated Balance Sheets.

     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
	2010		2009		2010		2009
	(In thousands)
Interest rate:
Marketable securities	$800,600	(a)	$400,900	(a)	$(500	) (c)	$(300	) (c)
Long-term debt	(1,643,600	) (b)	(1,546,900	) (b)	—		—

Foreign Exchange:
FOREX contracts — asset positions	1,600	(d)	2,600	(d)	(5,600	) (e)	(17,600	) (e)
FOREX contracts — liability positions	(9	) (d)	(200	) (d)	(200	) (e)	(3,700	) (e)

(a)	The fair market value of our investment in marketable securities is based on the quoted closing market prices on September 30, 2010 and December 31, 2009.

(b)	The fair values of our 4.875% Senior Notes due July 1, 2015, 5.15% Senior Notes due September 1, 2014, 5.875% Senior Notes due May 1, 2019 and 5.70% Senior Notes due October 15, 2039 are based on quoted market prices.

(c)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2010 and December 31, 2009.

(d)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2010 and December 31, 2009.

(e)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at September 30, 2010 and December 31, 2009, with all other variables held constant.

ITEM 4.	Controls and Procedures.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors.
     Our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 include a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
     The risk factor in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 captioned “The moratorium on offshore drilling in the U.S. Gulf of Mexico and new regulations adopted as a result of the investigation into the Macondo well blowout could negatively impact us.” is amended and restated in its entirety as follows:
“The aftermath of the moratorium on offshore drilling in the U.S. Gulf of Mexico and new regulations adopted as a result of the investigation into the Macondo well blowout could negatively impact us.
     In the near-term aftermath of the Macondo incident, on May 30, 2010, the U.S. government imposed a six-month moratorium on certain drilling activities in water deeper than 500 feet in the U.S. Gulf of Mexico, or GOM, and subsequently implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. On October 12, 2010, the U.S. government lifted the moratorium subject to compliance with enhanced safety requirements including those set forth in Notices to Lessees 2010-N05 and 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the GOM will be required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (Drilling Safety Rule) and the Workplace Safety Rule on Safety and Environmental Management Systems, both of which were issued on September 30, 2010, once they become final. We continue to evaluate these new measures to ensure that our rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies investigating the Macondo incident. We are not able to predict the likelihood, nature or extent of additional rulemaking or when the interim rules, or any future rules, could become final. Nor are we able to predict when the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEM, will issue drilling permits to our customers. We are not able to predict the future impact of these events on our operations. Even with the drilling ban lifted, certain deepwater drilling activities remain suspended until the BOEM resumes its regular permitting of those activities.
     The current and future regulatory environment in the GOM could result in a number of rigs being, or becoming available to be, moved to locations outside of the GOM, which could potentially put downward pressure on global dayrates and adversely affect our ability to contract our floating rigs that are currently uncontracted or coming off contract. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of our operations, and escalating costs borne by our customers, along with permitting delays, could reduce exploration and development activity in the GOM and therefore demand for our services. In addition, insurance costs across the industry are expected to increase as a result of the Macondo incident, and in the future certain insurance coverage is likely to become more costly, and may become less available or not available at all.
     We cannot predict when the U.S. government will begin to issue new drilling permits in a timely manner nor the potential impact of new regulations that may be forthcoming as the investigation into the Macondo well incident continues. The inability to redeploy our rigs impacted by the drilling moratorium, or to obtain dayrates sufficient to cover our additional operating expenses and mobilization costs if such impacted rigs are redeployed in international waters, could adversely affect our financial position, results of operations and cash flows. In addition, implementation of additional regulations may subject us to increased costs of operating and/or a reduction in the area of operation in the GOM.”

ITEM 6.	Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date October 28, 2010	By:	/s/ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 28, 2010		/s/ Beth G. Gordon
Beth G. Gordon Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-Laws (as amended through October 22, 2007) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 26, 2007).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition.

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.