Form 10-Q
period 2011-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2011-04-27
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     As of April 20, 2011 Common stock, $0.01 par value per share 139,027,039 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED MARCH 31, 2011

PAGE NO.
COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	37

ITEM 4. Controls and Procedures	39

PART II. OTHER INFORMATION	39

ITEM 6. Exhibits	39

SIGNATURES	40

EXHIBIT INDEX	41
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$493,221	$464,393
Marketable securities	500,564	612,346
Accounts receivable, net of allowance for bad debts	550,750	609,606
Prepaid expenses and other current assets	159,602	177,153

Total current assets	1,704,137	1,863,498
Drilling and other property and equipment, net of accumulated depreciation	4,225,999	4,283,792
Long-term receivable	15,003	35,361
Other assets	666,764	544,333

Total assets	$6,611,903	$6,726,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,511	$99,236
Accrued liabilities	288,588	469,190
Taxes payable	37,423	57,862

Total current liabilities	392,522	626,288

Long-term debt	1,495,650	1,495,593
Deferred tax liability	528,164	542,258
Other liabilities	203,022	201,133

Total liabilities	2,619,358	2,865,272

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized; 143,943,839 shares issued and 139,027,039 shares outstanding at March 31, 2011; 143,943,624 shares issued and 139,026,824 shares outstanding at December 31, 2010)	1,439	1,439
Additional paid-in capital	1,973,781	1,972,550
Retained earnings	2,127,333	1,998,995
Accumulated other comprehensive gain	4,405	3,141
Treasury stock, at cost (4,916,800 shares at March 31, 2011 and December 31, 2010)	(114,413)	(114,413)

Total stockholders’ equity	3,992,545	3,861,712

Total liabilities and stockholders’ equity	$6,611,903	$6,726,984

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Contract drilling	$788,873	$844,438
Revenues related to reimbursable expenses	17,516	15,243

Total revenues	806,389	859,681

Operating expenses:
Contract drilling, excluding depreciation	362,364	306,227
Reimbursable expenses	16,950	14,705
Depreciation	101,173	97,402
General and administrative	17,725	16,654
Bad debt recovery	(8,447)	(1,100)
Gain on disposition of assets	(2,641)	(884)

Total operating expenses	487,124	433,004

Operating income	319,265	426,677

Other income (expense):
Interest income	450	1,282
Interest expense	(22,044)	(22,321)
Foreign currency transaction gain (loss)	(1,606)	461
Other, net	784	(87)

Income before income tax expense	296,849	406,012

Income tax expense	(46,237)	(115,159)

Net income	$250,612	$290,853

Income per share:
Basic	$1.80	$2.09

Diluted	$1.80	$2.09

Weighted-average shares outstanding:
Shares of common stock	139,027	139,026
Dilutive potential shares of common stock	26	103

Total weighted-average shares outstanding assuming dilution	139,053	139,129

Cash dividends declared per share of common stock	$0.875	$2.00

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$250,612	$290,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,173	97,402
Gain on disposition of assets	(2,641)	(884)
Loss (gain) on sale of marketable securities, net	(783)	1
Gain on foreign currency forward exchange contracts	(1,826)	(2,099)
Deferred tax provision	(14,774)	(4,843)
Accretion of discounts on marketable securities	(181)	(73)
Amortization of debt issuance costs	219	211
Amortization of debt discounts	57	89
Stock-based compensation expense	1,236	1,938
Deferred income, net	(11,021)	55,063
Deferred expenses, net	22,597	(30,246)
Other assets, noncurrent	897	(5,024)
Other liabilities, noncurrent	870	5,419
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	1,826	2,099
Changes in operating assets and liabilities:
Accounts receivable	79,759	(44,875)
Prepaid expenses and other current assets	(1,479)	5,052
Accounts payable and accrued liabilities	(32,753)	(19,762)
Taxes payable	12,691	114,560

Net cash provided by operating activities	406,479	464,881

Investing activities:
Capital expenditures	(61,743)	(107,798)
Deposits for construction of new rigs	(308,854)	—
Proceeds from disposition of assets, net of disposal costs	2,786	989
Proceeds from sale and maturities of marketable securities	1,362,016	1,200,053
Purchases of marketable securities	(1,249,835)	(1,349,900)

Net cash used in investing activities	(255,630)	(256,656)

Financing activities:
Debt issuance costs and arrangement fees	—	(98)
Payment of dividends	(122,021)	(278,597)
Proceeds from stock plan exercises	—	107

Net cash used in financing activities	(122,021)	(278,588)

Net change in cash and cash equivalents	28,828	(70,363)
Cash and cash equivalents, beginning of period	464,393	376,417

Cash and cash equivalents, end of period	$493,221	$306,054

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
     The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-13926).
     As of April 20, 2011, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
Cash and Cash Equivalents, Marketable Securities
     We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. See Note 6.
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
     The effect of exchange rate changes on cash balances held in foreign currencies was not material for the three months ended March 31, 2011 and 2010.
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

Derivative Financial Instruments
     Our derivative financial instruments consist of foreign currency forward exchange, or FOREX, contracts which we may designate as cash flow hedges. In accordance with GAAP, each derivative contract is stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for and is designated as an accounting hedge, the gains and losses are reflected in income in the same period as offsetting gains and losses on the qualifying hedged positions. We report such realized gains and losses as a component of “Contract drilling, excluding depreciation” expense in our Consolidated Statements of Operations to offset the impact of foreign currency fluctuations in our expenditures in local foreign currencies in the countries in which we operate.
     Realized gains or losses upon settlement of derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. See Notes 5 and 6.
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
     During the first quarter of 2011, we cold stacked an intermediate semisubmersible rig, the Ocean Epoch, in Malaysia. The cold stacking of the Ocean Epoch, which had previously been operating offshore Australia, increased the number of cold stacked rigs in our fleet to eight. We performed an impairment review of this rig using the methodology described above, and based on our analyses, concluded that this rig was not subject to impairment at March 31, 2011.
     In addition to the Ocean Epoch that was cold stacked in the first quarter of 2011, our current cold stacked fleet consists of one independent-leg, cantilevered and three mat-supported jack-up rigs (all in the U.S. Gulf of Mexico, or GOM) and three intermediate semisubmersible rigs (two in the GOM and one in Malaysia). We believe that there have been no changes in circumstances that indicate that the carrying values of these cold stacked rigs may not be recoverable.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$250,612	$290,853
Other comprehensive gains (losses), net of tax:
FOREX contracts:
Unrealized holding gain	3,040	137
Reclassification adjustment for gain included in net income	(1,408)	(1,085)

Investments in marketable securities:
Unrealized holding gain (loss)	6	(4)
Reclassification adjustment for (gain) loss included in net income	(374)	—

Comprehensive income	$251,876	$289,901

     The tax related to the change in unrealized holding gain on FOREX contracts for the three months ended March 31, 2011 and 2010 was approximately $1.6 million and $74,000, respectively. The tax related to the reclassification adjustment for FOREX contracts included in net income for the three months ended March 31, 2011 and 2010 was approximately $758,000 and $584,000, respectively.
     The tax related to the change in unrealized holding gain on investments was approximately $3,000 for the three months ended March 31, 2011 and the tax benefit related to the change in unrealized holding loss on investments was approximately $2,000 for the three months ended March 31, 2010. The tax effect on the reclassification adjustment for net gains included in net income was approximately $201,000 for the three months ended March 31, 2011.
Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses from the settlement of FOREX contracts not designated as accounting hedges, are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three-month periods ended March 31, 2011 and 2010, we recognized net foreign currency transaction gain (loss) of $(1.6) million and $0.5 million, respectively. See Note 5.
Revenue Recognition
     Revenue from our dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, we may receive fees (either lump-sum or dayrate) for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight line basis, over the term of the related drilling contracts (which is the period we estimate to be benefited from the mobilization activity). Straight line amortization of mobilization revenues and related costs over the initial term of the related drilling contracts (which generally range from 2 to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized as incurred.
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
Income Taxes
     Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. Since forming this subsidiary in 2002, it has been our intention to indefinitely reinvest the earnings of the subsidiary to finance foreign activities. Consequently, no U.S. federal income taxes have been provided on these earnings except to the extent that such earnings were immediately subject to U.S. federal income taxes and except for the earnings of Diamond East Asia Limited, or DEAL, a wholly-owned subsidiary of DOIL. It had been our intention to repatriate the earnings of DEAL to the U.S. and, accordingly, we provided U.S. income taxes on its earnings. However, a tax law provision that expired at the end of 2009, but was subsequently signed back into law by the President of the United States on December 17, 2010, in conjunction with our decisions in the fourth quarter of 2010 and in the first quarter of 2011 to build two new drillships overseas, caused us to reassess our intent to repatriate the earnings of DEAL to the U.S. We now plan to reinvest the earnings of DEAL internationally through another of our foreign companies, and consequently, we are no longer providing U.S. income taxes on its earnings. During the three months ended March 31, 2011, we reversed approximately $15.0 million of U.S. income taxes that had been provided in prior periods for the earnings of DEAL.
2. Supplemental Financial Information
Consolidated Balance Sheet Information
     Accounts receivable, net of allowance for bad debts, consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Trade receivables	$547,174	$633,224
Value added tax receivables	7,428	5,003
Unbilled third party claims	51	45
Related party receivables	400	538
Other	826	2,704

	555,879	641,514
Allowance for bad debts	(5,129)	(31,908)

Total	$550,750	$609,606

     During the three months ended March 31, 2011 and 2010, we recovered $8.4 million and $1.1 million, respectively, associated with the reserves for bad debts recorded in previous years. No additional allowances were deemed necessary for each of the three-month periods ended March 31, 2011 and 2010.
     In addition, during the three months ended March 31, 2011, we offset $18.4 million in previously reserved trade receivables against the allowance for bad debts as we had exhausted all methods of recovery against this customer.
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Rig spare parts and supplies	$54,905	$50,288
Deferred mobilization costs	73,939	76,868
Prepaid insurance	3,957	9,587
Deferred tax assets	9,557	9,557
Deposits	951	827
Prepaid taxes	5,123	20,347
FOREX contracts	6,791	4,326
Other	4,379	5,353

Total	$159,602	$177,153

     Accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Accrued capital project/upgrade costs	$10,727	$28,947
Payroll and benefits	73,360	76,041
Deferred revenue	68,130	69,825
Rig operating expenses	72,873	81,820
Interest payable	29,422	21,219
Personal injury and other claims	8,415	11,758
Accrued drillship construction installment	—	154,427
Other	25,661	25,153

Total	$288,588	$469,190

     At December 31, 2010, we had accrued the first installment payable under a turnkey construction agreement with Hyundai Heavy Industries Co., Ltd., or Hyundai, of $154.4 million and recorded the related noncurrent asset in an equal amount in “Other assets” in our Consolidated Balance Sheets. See Note 9.
Consolidated Statement of Cash Flows Information
     We paid interest on long-term debt totaling $12.5 million for each of the three-month periods ended March 31, 2011 and 2010. During the three months ended March 31, 2010, we paid $0.9 million in interest on assessments from the Internal Revenue Service.
     We did not pay any U.S. federal income taxes during the three-month period ended March 31, 2011 and paid $0.5 million in the three-month period ended March 31, 2010. We paid $48.5 million and $37.3 million in foreign income taxes, net of foreign tax refunds, during the three months ended March 31, 2011 and 2010, respectively. We received a refund for state income taxes of $0.1 million during the three months ended March 31, 2010.
     Capital expenditures for the three months ended March 31, 2011 included $28.9 million that was accrued but unpaid at December 31, 2010. Capital expenditures for the three months ended March 31, 2010 included $64.9 million that was accrued but unpaid at December 31, 2009. Capital expenditures that were accrued but not paid as of March 31, 2011 totaled $10.7 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at March 31, 2011.

3. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share
	data)
Net income — basic (numerator):	$250,612	$290,853
Effect of dilutive potential shares
Convertible debentures	—	24

Net income including conversions — diluted (numerator)	$250,612	$290,877

Weighted average shares — basic (denominator):	139,027	139,026
Effect of dilutive potential shares
Convertible debentures	—	52
Stock options and SARs	26	51

Weighted average shares including conversions — diluted (denominator)	139,053	139,129

Earnings per share:
Basic	$1.80	$2.09

Diluted	$1.80	$2.09

     Our computation of diluted earnings per share, or EPS, excludes stock options representing 8,000 shares of common stock and 758,976 stock appreciation rights, or SARs, for the three months ended March 31, 2011. Our computation of diluted EPS for the three months ended March 31, 2010 excludes 441,037 SARs. The inclusion of such potentially dilutive shares in the computation of diluted EPS would have been antidilutive for the periods presented.
4. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.
Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2011
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
U.S. Treasury Bills (due within one year)	$499,982	$7	$499,989
Mortgage-backed securities	520	55	575

Total	$500,502	$62	$500,564

	December 31, 2010
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
U.S. Treasury Bills (due within one year)	$599,965	$15	$599,980
Corporate bonds	11,200	560	11,760
Mortgage-backed securities	553	53	606

Total	$611,718	$628	$612,346

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Proceeds from sales	$12,016	$53
Proceeds from maturities	1,350,000	1,200,000
Gross realized gains	784	—
Gross realized losses	(1)	(1)
5. Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
     Our international operations expose us to foreign exchange risk associated with our costs payable in foreign currencies for employee compensation, foreign income tax payments and purchases from foreign suppliers. We may utilize FOREX contracts to manage our foreign exchange risk. Our FOREX contracts may obligate us to exchange predetermined amounts of foreign currencies on specified dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period.
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
     In May 2009, we adopted a hedging strategy whereby certain of our qualifying FOREX contracts are designated as cash flow hedges based on our expected future foreign currency requirements. These hedges are expected to be highly effective, and therefore, adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value are recorded as a component of “Accumulated other comprehensive gain,” or AOCG, in our Consolidated Financial Statements. The effective portion of the cash flow hedge will remain in AOCG until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value are recorded as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     During the three months ended March 31, 2011 and 2010, we settled FOREX contracts with an aggregate notional value of approximately $77.2 million and $52.4 million, respectively, all of which were designated as accounting hedges. During the three-month periods ended March 31, 2011 and 2010, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month periods ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Location of Gain Recognized in Income	2011	2010
	(In thousands)
Contract drilling expense	$1,826	$2,099
     As of March 31, 2011, we had FOREX contracts outstanding in the aggregate notional amount of $142.3 million, consisting of $7.8 million in Australian dollars, $103.7 million in Brazilian reais, $22.7 million in British pounds sterling, $1.4 million in Mexican pesos and $6.7 million in Norwegian kroner. These contracts generally settle monthly through December 2011. As of March 31, 2011, all outstanding derivative contracts had been designated as cash flow hedges. See Note 6.

     The following table presents the fair values of our derivative financial instruments at March 31, 2011.

	Assets		Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In		(In
		thousands)		thousands)
Derivatives designated as hedging instruments:
FOREX contracts	Prepaid expenses and other current assets	$6,791	Accrued liabilities	$(77)
     The following table presents the fair values of our derivative financial instruments at December 31, 2010.

	Assets		Liabilities
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In		(In
		thousands)		thousands)
Derivatives designated as hedging instruments:
FOREX contracts	Prepaid expenses and other current assets	$4,326	Accrued liabilities	$(121)
     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three months ended March 31, 2011 and 2010.

Location of Gain
Amount of					Recognized in Income	Amount of Gain
Gain			Amount of		on Derivative	Recognized in Income on
Recognized in		Location of Gain	Gain		(Ineffective Portion and	Derivative (Ineffective
AOCG on		Reclassified from	Reclassified from		Amount Excluded	Portion and Amount
Derivative		AOCG into Income	AOCG into Income		from Effectiveness	Excluded from
(Effective Portion)		(Effective Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
For The Three			For The Three			For The Three
Months Ended			Months Ended			Months Ended
March 31,			March 31,			March 31,
2011	2010		2011	2010		2011	2010
(In thousands)			(In thousands)			(In thousands)
$4,677	$212	Contract drilling expense	$2,167	$1,670	Foreign currency transaction gain	$—	$—
     As of March 31, 2011, the estimated amount of net unrealized gains associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $6.7 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.
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

     Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. Our two customers in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government) and OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company), accounted for $129.9 million and $68.6 million, or 24% and 13%, respectively, of our total consolidated gross trade accounts receivable balances as of March 31, 2011, and $180.8 million and $52.4 million, or 29% and 8%, respectively, as of December 31, 2010.
     In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Historically, we have not experienced significant losses on our trade receivables. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. Our allowance for bad debts was $5.1 million and $31.9 million at March 31, 2011 and December 31, 2010, respectively. See Note 2.
     One of our drilling contracts obligates our customer to pay us, over the term of the drilling program, an aggregate drilling rate of $560,000 per day, consisting of $75,000 per day payable in accordance with our normal credit terms (due 30 days after receipt of invoice) and the remainder of the contractual dayrate, $485,000 per day, payable through the conveyance of a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties.
     At March 31, 2011, $77.4 million was payable to us from the NPI. Based on current production payout estimates, we expect to collect $62.4 million of the receivable within the next twelve months and have presented this amount in “Accounts receivable” in our Consolidated Balance Sheets. The remaining $15.0 million has been presented as “Long-term receivable” in our Consolidated Balance Sheets. At March 31, 2011, we believe that collectability of the amount owed pursuant to the NPI arrangement was reasonably assured.
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

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Senior Notes	$267.7	$249.7	$270.0	$249.7
5.15% Senior Notes	270.9	249.7	271.1	249.7
5.70% Senior Notes	491.8	496.8	493.1	496.8
5.875% Senior Notes	547.8	499.4	550.9	499.4
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of March 31, 2011 and December 31, 2010, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including residential mortgage-backed securities, available for sale were based on the quoted closing market prices on March 31, 2011 and December 31, 2010, respectively.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Forward exchange contracts — The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on March 31, 2011 and December 31, 2010, respectively.

•	Long-term receivable — The carrying amount approximates fair value based on the nature of the instrument.

•	Long-term debt — The fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 was based on the quoted market prices from brokers of these instruments.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at March 31, 2011 consisted of cash held in money market funds of $460.3 million and investments in U.S. Treasury Bills of $500.0 million. Our Level 1 assets at December 31, 2010 consisted of cash held in money market funds of $442.2 million and investments in U.S. Treasury Bills of $600.0 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
     Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$960,311	$—	$—	$960,311
FOREX contracts	—	6,791	—	6,791
Mortgage-backed securities	—	575	—	575

Total assets	$960,311	$7,366	$—	$967,677

Liabilities:

FOREX contracts	$—	$(77)	$—	$(77)

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$1,042,224	$—	$—	$1,042,224
FOREX contracts	—	4,327	—	4,327
Corporate bonds	—	11,760	—	11,760
Mortgage-backed securities	—	606	—	606

Total assets	$1,042,224	$16,693	$—	$1,058,917

Liabilities:
FOREX contracts	$—	$(121)	$—	$(121)

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Drilling rigs and equipment	$7,203,766	$7,163,196
Land and buildings	58,460	56,536
Office equipment and other	45,560	44,689

Cost	7,307,786	7,264,421
Less: accumulated depreciation	(3,081,787)	(2,980,629)

Drilling and other property and equipment, net	$4,225,999	$4,283,792

8. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
5.15% Senior Notes (due 2014)	$249,762	$249,745
4.875% Senior Notes (due 2015)	249,738	249,724
5.875% Senior Notes (due 2019)	499,366	499,351
5.70% Senior Notes (due 2039)	496,784	496,773

Total	$1,495,650	$1,495,593

     The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2011, are as follows:

(Dollars in thousands)
2012	$—
2013	—
2014	249,762
2015	249,738
2016	—
Thereafter	996,150

Total	$1,495,650

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
     Personal Injury Claims. Our deductibles for marine liability coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million per the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate reserve to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2011, our estimated liability for personal injury claims was $37.3 million, of which $7.6 million and $29.7 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2010, our estimated liability for personal injury claims was $35.0 million, of which $11.1 million and $23.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. In December 2010 and January 2011, we entered into separate turnkey contracts with Hyundai for the construction of two dynamically positioned, ultra-deepwater drillships, the Ocean BlackHawk and Ocean BlackHornet, with deliveries scheduled for late in the second and fourth quarters of 2013, respectively. The aggregate cost of both drillships, including commissioning, spares and project management, is expected to be approximately $1.2 billion.
     The contracted price of each drillship is payable in two installments. The first installments, aggregating $308.9 million, were paid in the first quarter of 2011 and are reported in “Other assets” in our Consolidated Balance Sheets. At March 31, 2011 and December 31, 2010, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.
     Letters of Credit and Other. We were contingently liable as of March 31, 2011 in the amount of $95.6 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including $10.6 million in letters of credit issued under our $285 million, syndicated, senior unsecured revolving credit facility. At March 31, 2011, we had purchased three of our outstanding bonds, totaling $47.7 million, from a related party after obtaining competitive quotes. Agreements relating to approximately $47.7 million of performance bonds can require collateral at any time. As of March 31, 2011, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.
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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
High-Specification Floaters	$361,066	$383,788
Intermediate Semisubmersibles	379,499	380,701
Jack-ups	48,218	79,949
Other	90	—

Total contract drilling revenues	788,873	844,438
Revenues related to reimbursable expenses	17,516	15,243

Total revenues	$806,389	$859,681

Geographic Areas
     Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2011, our drilling rigs were located offshore thirteen countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
United States	$50,274	$238,547

International:
South America	444,103	283,115
Australia/Asia/Middle East	104,668	158,929
Europe/Africa/Mediterranean	190,048	136,606
Mexico	17,296	42,484

Total revenues	$806,389	$859,681

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. Our current fleet of 46 offshore drilling rigs consists of 32 semisubmersibles, 13 jack-ups and one drillship. We currently have two drillships on order with expected deliveries late in the second and the fourth quarters of 2013.
Overview
Industry Conditions
     On October 12, 2010, the U.S. government lifted the ban on certain drilling activities in the U.S. Gulf of Mexico, or GOM. All drilling in the GOM is now subject to compliance with enhanced safety requirements set forth in Notices to Lessees, or NTL, 2010-N05 or 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the GOM is required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (Drilling Safety Rule) and the Workplace Safety Rule on Safety and Environmental Management Systems, as well as NTL 2010-N10 (known as the Compliance and Review NTL). We continue to evaluate these new measures to ensure that our rigs and equipment are in full compliance, where applicable. Additional requirements could be forthcoming based on further recommendations by regulatory agencies continuing to investigate the Macondo well incident that occurred on April 20, 2010. We are not able to predict the likelihood, nature or extent of any additional rulemaking. During the first quarter of 2011, the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, began issuing a limited number of new drilling permits. However, we are not able to predict when or if the pace of permitting in the GOM will return to pre-Macondo levels.
     It has been reported that the industry currently has approximately 35 floating rigs in the GOM that have been impacted by the regulatory uncertainty that has followed the Macondo incident and that five floating rigs have left the GOM since the imposition of the moratorium in 2010, two of which rigs were ours. As of the date of this report, we have three semisubmersible units under contract in the GOM, including the Ocean Monarch, whose contract the operator has sought to terminate,, as well as two jack-up units, both of which are under contract. Given the continuing uncertainty with respect to drilling activity in the GOM, our customers may seek to move additional rigs to locations outside of the GOM or to perform activities which are allowed under the enhanced safety requirements.
     We are continuing to actively seek international opportunities to employ our rigs outside the GOM. However, we can provide no assurance that we will be successful in our efforts to employ our remaining impacted rigs in the GOM in the near term. In addition, given the ongoing uncertainty in the GOM with respect to drilling activity and other industry factors, we have cold stacked two intermediate floaters and four jack-up rigs in the GOM.
     While dayrates we receive for new contracts are no longer at the peak levels achieved at the height of the most recent up-cycle, improving oil prices, which have climbed as high as $112 per barrel since 2011 began, appear to be supporting demand for our equipment. As a result, dayrates for our international floater units appear to have stabilized, although demand for our services has not risen sufficiently to provide significant pricing power on new contracts. Additionally, the continuing regulatory uncertainty in the GOM could cause us or others to move additional rigs out of the GOM to international locations. If we, or others, move a large number of additional rigs out of the GOM to international locations, the increased supply of available rigs entering the international market, coupled with un-contracted new-build rigs scheduled for delivery between now and the end of 2011, could create downward pressure on dayrates unless demand improves sufficiently to absorb the new supply.
     Since December 31, 2010 through the date of this report, we have entered into 17 new drilling contracts totaling approximately $254.0 million in backlog and ranging in duration from one well to a 430-day term. As of April 18, 2011, our contract backlog was approximately $6.1 billion, of which our contracts in the GOM represented approximately $133.0 million, or 2%, of our total contract backlog, excluding any contract backlog attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.

     Floaters
     Our intermediate and high-specification floater rigs, both domestic and international, accounted for approximately 92% of our revenue during the first quarter of 2011. Approximately 73% of the time on our intermediate and high-specification floater rigs is committed for the remainder of 2011. Additionally, 52% of the time on our floating rigs is committed in 2012.
     International Jack-ups
     During the first quarter of 2011, demand for our international jack-ups remained weak but stable. However, the high-specification new-build equipment coming to market is enjoying a significantly higher utilization rate than older existing equipment, and the oversupply of jack-up rigs could have an increasingly negative impact on the international sector throughout the remainder of 2011 and beyond.
     U.S. Gulf of Mexico Jack-ups
     The jack-up market in the GOM has been adversely impacted by the slow issuance of jack-up permits subsequent to the lifting of the drilling moratorium, as well as the impact of lower natural gas prices on both demand and dayrates. Our two remaining jack-ups in the GOM are primarily working under short-term contracts and could experience significant downtime unless permitting activity increases or if natural gas prices deteriorate further. Absent an increase in permitting activity and a sustained improvement in natural gas prices, weakness in the GOM jack-up market is likely to continue throughout 2011, with the possibility of additional rigs being cold stacked by us and others in the industry.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of April 18, 2011, February 1, 2011 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2010) and April 19, 2010 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 18,	February 1,	April 19,
	2011	2011	2010(4)
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (1)	$3,540,000	$3,838,000	$5,175,000
Intermediate Semisubmersibles (2)	2,452,000	2,700,000	3,767,000
Jack-ups (3)	111,000	107,000	185,000

Total	$6,103,000	$6,645,000	$9,127,000

(1)	Contract drilling backlog as of April 18, 2011 for our high-specification floaters includes (i) $2.8 billion attributable to our contracted operations offshore Brazil for the years 2011 to 2016 and (ii) $112.0 million attributable to our contracted operations in the GOM during 2011.

(2)	Contract drilling backlog as of April 18, 2011 for our intermediate semisubmersibles includes (i) $1.9 billion attributable to our contracted operations offshore Brazil for the years 2011 to 2015 and (ii) $18.0 million attributable to our contracted operations in the GOM during 2011.

(3)	Contract drilling backlog as of April 18, 2011 for our jack-ups includes (i) $51.0 million attributable to our contracted operations offshore Brazil for the years 2011 to 2012 and (ii) $3.0 million attributable to our contracted operations in the GOM during 2011.

(4)	Contract drilling backlog as of April 19, 2010 includes $395.8 million attributable to the Ocean Monarch pursuant to a contract that the operator has sought to terminate.

     The following table reflects the amount of our contract drilling backlog by year as of April 18, 2011.

	For the Years Ending December 31,
	Total	2011(1)	2012	2013	2014 - 2016
	(In thousands)
Contract Drilling Backlog
High-Specification Floaters (2)	$3,540,000	$1,126,000	$1,064,000	$631,000	$719,000
Intermediate Semisubmersibles (3)	2,452,000	882,000	827,000	428,000	315,000
Jack-ups (4)	111,000	97,000	14,000	—	—

Total	$6,103,000	$2,105,000	$1,905,000	$1,059,000	$1,034,000

(1)	Represents a nine-month period beginning April 1, 2011.

(2)	Contract drilling backlog as of April 18, 2011 for our high-specification floaters includes (i) $630.0 million, $799.0 million and $613.0 million for the years 2011 to 2013, respectively, and $720.0 million in the aggregate for the years 2014 to 2016, attributable to our contracted operations offshore Brazil and (ii) $112.0 million for 2011 attributable to our contracted operations in the GOM.

(3)	Contract drilling backlog as of April 18, 2011 for our intermediate semisubmersibles includes (i) $559.0 million, $700.0 million and $371.0 million for the years 2011 to 2013, respectively, and $315.0 million in the aggregate for the years 2014 to 2016, attributable to our contracted operations offshore Brazil and (ii) $18.0 million for 2011 attributable to our contracted operations in the GOM.

(4)	Contract drilling backlog as of April 18, 2011 for our jack-ups includes (i) $37.0 million and $14.0 million for years 2011 and 2012, respectively, attributable to our contracted operations offshore Brazil and (ii) $3.0 million for 2011 attributable to our contracted operations in the GOM.
     The following table reflects the percentage of rig days committed by year as of April 18, 2011. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2011(1)	2012	2013	2014 - 2016
Rig Days Committed (2)
High-Specification Floaters	81%	62%	34%	13%
Intermediate Semisubmersibles	67%	44%	22%	5%
Jack-ups	35%	2%	—	—

(1)	Represents a nine-month period beginning April 1, 2011.

(2)	Includes approximately 550 and 403 scheduled shipyard, survey and mobilization days for 2011 and 2012, respectively.
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
     In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for rigs located in the United Kingdom, or U.K. and Norwegian sectors of the North Sea.
     During the remainder of 2011, six of our rigs will require 5-year surveys, and we expect that they will be out of service for approximately 360 days in the aggregate. We also expect to spend an additional approximately 190 days during 2011 for intermediate surveys, the mobilization of rigs and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ — Overview — Contract Drilling Backlog.”
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
     We are in the process of renewing our principal insurance coverages to be effective May 1, 2011. While we expect our coverage and policy limits for physical damage insurance to be similar to our current policy, the availability of liability coverage in our insurance market has contracted and we expect that our policy limits for marine liability insurance may decrease. We expect, however, that the policy limits for our marine liability insurance will remain within the range that is customary for companies of our size in the offshore drilling industry, and at levels we believe to be appropriate for our business.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to these policies during the three months ended March 31, 2011 except that we no longer expect to repatriate the earnings of Diamond East Asia Limited, or DEAL, to the U.S. Accordingly, we are no longer providing U.S. income taxes on its earnings and have reversed U.S. income taxes on its earnings provided in previous years. For further discussion, see Note 1 of our notes to consolidated financial statements included in Item 1 of Part I of this report.

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
Three Months Ended March 31, 2011 and 2010
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$361,066	$383,788
Intermediate Semisubmersibles	379,499	380,701
Jack-ups	48,218	79,949
Other	90	—

Total Contract Drilling Revenue	$788,873	$844,438

Revenues Related to Reimbursable Expenses	$17,516	$15,243

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$181,037	$109,155
Intermediate Semisubmersibles	137,737	138,599
Jack-ups	42,100	53,628
Other	1,490	4,845

Total Contract Drilling Expense	$362,364	$306,227

Reimbursable Expenses	$16,950	$14,705

OPERATING INCOME
High-Specification Floaters	$180,029	$274,633
Intermediate Semisubmersibles	241,762	242,102
Jack-ups	6,118	26,321
Other	(1,400)	(4,845)
Reimbursable expenses, net	566	538
Depreciation	(101,173)	(97,402)
General and administrative expense	(17,725)	(16,654)
Bad debt recovery	8,447	1,100
Gain on disposition of assets	2,641	884

Total Operating Income	$319,265	$426,677

Other income (expense):
Interest income	450	1,282
Interest expense	(22,044)	(22,321)
Foreign currency transaction gain (loss)	(1,606)	461
Other, net	784	(87)

Income before income tax expense	296,849	406,012
Income tax expense	(46,237)	(115,159)

NET INCOME	$250,612	$290,853

     Operating Income. Operating income during the first quarter of 2011 decreased $107.4 million, or 25%, compared to the same period of 2010. During the first three months of 2011, our operating results were negatively impacted by a decline in revenue earned by our rigs despite an improvement in oil prices from the same time a year ago.

Aggregate revenues during the first quarter of 2011 decreased $55.6 million, or 7%, compared to the first quarter of 2010, as a result of a decline in dayrates earned across our fleet, primarily by our high-specification floaters and our jack-ups, as well as a decrease in average utilization for our overall fleet from 74% during the first quarter of 2010 to 71% during the first quarter of 2011. Revenue generated by our domestic and international floater rigs decreased an aggregate $23.9 million, or 3%, and revenue for our combined jackup fleet decreased $31.7 million, or 40%, during the first quarter of 2011 compared to the first quarter of 2010. In February 2011, we cold stacked an intermediate semisubmersible floater in Malaysia which had previously operated offshore Australia. However, the two newest additions to our floater fleet, the Ocean Courage and Ocean Valor, which began operating under contract late in the first quarter and in the fourth quarter of 2010, respectively, contributed incremental revenue of $54.7 million during the first quarter of 2011. Total contract drilling expense increased $56.1 million, or 18%, during the first quarter of 2011, compared to the first quarter of 2010, and included normal operating costs for the Ocean Courage and Ocean Valor, as well as increased amortized mobilization costs and higher other operating costs associated with rigs operating internationally rather than domestically.
     In addition, during the first quarter of 2011, we recovered $8.4 million related to a previously established reserve for bad debt recorded in 2008 related to our operations in the U.K. During the first quarter of 2010, we recovered $1.1 million related to a reserve established in 2009 related to our operations in Egypt.
     Income Tax Expense. Our estimated annual effective tax rate for the three months ended March 31, 2011 was 20.5%, compared to the 28.6% estimated annual effective tax rate for the same period in 2010. The lower effective tax rate in the current quarter is partially the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to our lower effective tax rate in the 2011 quarter, compared to the prior year quarter, was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law by the President of the United States on December 17, 2010. This provision allows us to defer recognition of certain foreign earnings for U.S. income tax purposes. As a consequence of the extension of the tax law provision in December 2010, we were able to defer the recognition of certain of our foreign earnings for U.S. income taxes purposes in the first quarter of 2011 that we were unable to defer during the first quarter of 2010.
     As a result of the tax law provision enacted in December 2010 and our decisions in the fourth quarter of 2010 and during the first quarter of 2011 to build two new drillships overseas, we reassessed our intent to repatriate the earnings of DEAL to the U.S. We no longer intend to repatriate the earnings of DEAL to a U.S. parent but instead we plan to reinvest its earnings internationally through another of our foreign companies. Consequently, we are no longer providing U.S. income taxes on the earnings of DEAL and, during the first quarter of 2011, we reversed approximately $15.0 million of U.S. income taxes provided in prior periods for the earnings of DEAL.

High-Specification Floaters.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except days,
	percentages and average daily
	revenue amounts)
HIGH-SPECIFICATION FLOATERS:
REVENUE EARNING DAYS (1)
GOM	90	439
Australia/Asia/Middle East	107	89
Europe/Africa/Mediterranean	221	90
South America	600	321

UTILIZATION (2)
GOM	50%	76%
Australia/Asia/Middle East	59%	88%
Europe/Africa/Mediterranean	82%	84%
South America	95%	77%

AVERAGE DAILY REVENUE (3)
GOM	$85,300	$431,900
Australia/Asia/Middle East	378,600	451,000
Europe/Africa/Mediterranean	405,200	584,700
South America	346,400	290,000

CONTRACT DRILLING REVENUE
GOM	$7,677	$190,120
Australia/Asia/Middle East	42,246	40,080
Europe/Africa/Mediterranean	98,672	56,321
South America	212,471	97,267

Total Contract Drilling Revenue	$361,066	$383,788

CONTRACT DRILLING EXPENSE
GOM	$10,369	$41,941
Australia/Asia/Middle East	24,556	9,238
Europe/Africa/Mediterranean	38,167	11,001
South America	107,945	46,975

Total Contract Drilling Expense	$181,037	$109,155

OPERATING INCOME	$180,029	$274,633

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
Ocean Confidence	Europe/Africa/Mediterranean (Republic of Congo to Angola)	January 2011

2010:
Ocean Star	GOM to South America (Brazil)	January 2010
Ocean Valor	Completion of construction and relocation from Singapore shipyard to South America (Brazil)	March 2010
Ocean Courage	GOM to South America (Brazil)	March 2010
Ocean Baroness	GOM to South America (Brazil)	March 2010
Ocean America	GOM to Australia/Asia/Middle East (Australia)	March 2010
Ocean Confidence	GOM to Europe/Africa/Mediterranean (Republic of Congo)	August 2010
Ocean Endeavor	GOM to Europe/Africa/Mediterranean (Egypt)	August 2010
Ocean Rover	Australia/Asia/Middle East (Malaysia to Indonesia)	November 2010
     GOM. Revenues generated by our high-specification floaters operating in the GOM decreased $182.4 million during the first quarter of 2011, compared to the same period in 2010, as a result of 349 fewer revenue earning days ($150.9 million) and a decrease in average daily revenue earned during the first quarter of 2011 ($31.2 million). The decrease in revenue earning days is primarily due to the relocation out of the GOM of six of our high-specification rigs since the first quarter of 2010 (three to Brazil and one each to Australia, the Republic of Congo and Egypt) and unplanned downtime for the Ocean Monarch due to a force majeure assertion by one of our customers in the GOM following the April 2010 Macondo well incident. Contract drilling expense for high-specification floaters in the GOM for the first quarter of 2011 decreased by $31.6 million, compared to the first quarter of 2010, primarily due to a $30.2 million reduction attributable to the rigs which relocated to other regions as well as a reduction in normal operating costs associated with downtime for the Ocean Monarch.
     Australia/Asia/Middle East. Revenue from our high-specification rigs operating in the Australia/Asia/Middle East region increased $2.2 million during the first quarter of 2011, compared to the same period of 2010, primarily due to a $1.8 million increase in amortized mobilization revenue recognized in the first quarter of 2011 compared to the same period in 2010. The favorable effect in the first quarter of 2011 of 18 incremental revenue earning days for the Ocean America operating offshore Australia was partially offset by the impact of a decrease in average dayrate earned by the Ocean Rover operating offshore Indonesia during the 2011 quarter. Contract drilling expense for our operations in this region increased $15.3 million during the first quarter of 2011, compared to the same period of 2010, primarily due to the inclusion of normal operating and amortized mobilization costs for the Ocean America ($14.7 million).
     Europe/Africa/Mediterranean. Revenue generated by our high-specification floaters operating in the Europe/Africa/Mediterranean region increased $42.4 million during the first quarter of 2011, compared to the same period of 2010, primarily due to 131 incremental revenue earning days during the first three months of 2011 ($76.4 million), partially offset by a decrease in average daily revenue earned ($39.6 million). These revenue changes reflect 133 incremental revenue earning days and lower dayrates earned by our two additional rigs operating in this region in the first quarter of 2011 compared to the first quarter of 2010 when only the Ocean Valiant was operating offshore Angola. Contract drilling expense for our operations during the first three months of 2011 increased $27.2 million, compared to the same period of 2010, due to the inclusion of normal operating and amortized mobilization costs for the two additional rigs in the region during the 2011 period.
     South America. Revenues earned by our high-specification floaters operating offshore Brazil during the first quarter of 2011 increased $115.2 million, compared to the first quarter of 2010, primarily due to 279 incremental revenue earning days during the first three months of 2011 ($80.6 million) compared to the prior year quarter. The increase in revenue earning days during the first quarter of 2011 was the result of relocating four rigs (including the Ocean Valor) to this region during the first quarter of 2010, where they generated additional revenues of $90.9 million during the first quarter of 2011. Contract drilling expense for our operations in Brazil increased $61.0 million during the first quarter of 2011, compared to the same period in 2010, primarily due to the inclusion of normal operating costs for the relocated rigs for the entire first quarter of 2011 and higher repair and maintenance costs for the Ocean Quest.

Intermediate Semisubmersibles.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except days,
	percentages and average daily
	revenue amounts)
INTERMEDIATE SEMISUBMERSIBLES:
REVENUE EARNING DAYS (1)
GOM	90	98
Mexico	—	88
Australia/Asia/Middle East	216	260
Europe/Africa/Mediterranean	264	180
South America	798	707

UTILIZATION (2)
GOM	33%	81%
Mexico	—	59%
Australia/Asia/Middle East	60%	72%
Europe/Africa/Mediterranean	98%	61%
South America	98%	93%

AVERAGE DAILY REVENUE (3)
GOM	$202,800	$199,200
Mexico	—	263,400
Australia/Asia/Middle East	266,900	326,800
Europe/Africa/Mediterranean	308,100	369,700
South America	270,300	251,400

CONTRACT DRILLING REVENUE
GOM	$18,251	$19,552
Mexico	—	23,752
Australia/Asia/Middle East	57,592	85,028
Europe/Africa/Mediterranean	81,465	66,537
South America	222,191	185,832

Total Contract Drilling Revenue	$379,499	$380,701

CONTRACT DRILLING EXPENSE
GOM	$4,179	$6,428
Mexico	72	10,852
Australia/Asia/Middle East	23,616	24,824
Europe/Africa/Mediterranean	20,743	22,421
South America	89,127	74,074

Total Contract Drilling Expense	$137,737	$138,599

OPERATING INCOME	$241,762	$242,102

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
Ocean Epoch	Australia/Asia/Middle East (cold stacked February 2011)	February 2011

2010:
Ocean Voyager	Mexico to GOM (cold stacked June 2010)	March 2010
Ocean New Era	Mexico to GOM (cold stacked September 2010)	August 2010
     GOM. Revenues and contract drilling expense for our rigs working in the GOM decreased $1.3 million and $2.3 million, respectively, during the first quarter of 2011, compared to the same quarter of 2010, primarily due to a decrease in utilization of our GOM semisubmersible fleet from 81% in the first quarter of 2010 to 33% in the first quarter of 2011. We currently have only one semisubmersible unit operating in the GOM; two other semisubmersible floaters were cold stacked during 2010 after their return from offshore Mexico.
     Mexico. Our two intermediate semisubmersible rigs operating offshore Mexico during the first quarter of 2010 generated revenues and incurred contract drilling expense of $23.8 million and $10.9 million, respectively, including a $4.0 million lump sum demobilization fee earned by the Ocean Voyager on completion of its contract offshore Mexico. These rigs were relocated to the GOM after completing their contracts offshore Mexico during 2010. We currently have no intermediate semisubmersible rigs operating offshore Mexico.
     Australia/Asia/Middle East. Operating revenue for our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $27.4 million during the first quarter of 2011, compared to the same period of 2010, as a result of 44 fewer revenue earning days ($14.5 million) combined with a decrease in average daily revenue earned ($12.9 million) during the first quarter of 2011. The decrease in revenue during the first quarter of 2011 was primarily due to cold stacking the Ocean Epoch after completion of its contract in February 2011. Contract drilling expense decreased slightly during the first quarter of 2011, compared to the same quarter of the prior year, as reduced costs for the cold stacked Ocean Bounty and Ocean Epoch were partially offset by increased operating costs for the Ocean Patriot.
     Europe/Africa/Mediterranean. Operating revenue for our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $14.9 million during the first quarter of 2011, compared to the same period in 2010, primarily due to 84 more revenue earning days ($31.2 million) partially offset by a reduction in average daily revenue earned ($16.3 million) during the first quarter of 2011. The net increase in revenue earned during the first quarter of 2011, compared to the prior year quarter, is primarily attributable to 86 incremental revenue earning days for the Ocean Nomad, which was ready stacked the entire first quarter of 2010, partially offset by a lower dayrate earned by the Ocean Vanguard due to a decrease in contracted dayrate earned subsequent to the first quarter of 2010.
     South America. Both revenue earning days and average daily revenue earned by our intermediate semisubmersible fleet working in the South America region increased during the first quarter of 2011, compared to the same quarter of the prior year, and contributed total incremental revenue of $22.8 million and $15.1 million, respectively. The increase in revenue earning days was attributable to the full utilization of the Ocean Guardian (Falkland Islands) and Ocean Lexington (Brazil) during the first quarter of 2011 compared to only partial utilization of these rigs during the same quarter of 2010. In addition, during March 2010, the Ocean Winner began operating under a contract extension at a higher dayrate than its previous contract. Contract drilling expense increased $15.0 million during the first quarter of 2011, compared to the prior year quarter, due to a full quarter of operating costs for the Ocean Guardian and Ocean Lexington during the first three months of 2011, compared to the prior year quarter, as well as higher operating costs in the region, including labor and related costs, repair costs and freight.

Jack-Ups.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except days,
	percentages and average daily
	revenue amounts)
JACK-UPS:
REVENUE EARNING DAYS (1)
GOM	105	250
Mexico	159	135
Australia/Asia/Middle East	52	180
Europe/Africa/Mediterranean	180	227
South America	59	—

UTILIZATION (2)
GOM	19%	40%
Mexico	88%	75%
Australia/Asia/Middle East	58%	100%
Europe/Africa/Mediterranean	67%	84%
South America	66%	—

AVERAGE DAILY REVENUE (3)
GOM	$64,300	$54,600
Mexico	108,900	135,200
Australia/Asia/Middle East	63,700	187,900
Europe/Africa/Mediterranean	55,100	60,400
South America	141,200	—

CONTRACT DRILLING REVENUE
GOM	$6,740	$13,632
Mexico	17,296	18,732
Australia/Asia/Middle East	4,830	33,821
Europe/Africa/Mediterranean	9,911	13,748
South America	9,441	16

Total Contract Drilling Revenue	$48,218	$79,949

CONTRACT DRILLING EXPENSE
GOM	$6,550	$20,117
Mexico	9,845	11,043
Australia/Asia/Middle East	5,036	11,762
Europe/Africa/Mediterranean	10,896	9,502
South America	9,773	1,204

Total Contract Drilling Expense	$42,100	$53,628

OPERATING INCOME	$6,118	$26,321

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
None

2010:
Ocean Shield	Sold	July 2010
Ocean Scepter	GOM to South America (Brazil)	August 2010
Ocean Spartan	Cold stacked (GOM)	September 2010
     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $6.9 million during the first quarter of 2011, compared to the first quarter of 2010, due to 145 fewer revenue earning days during the first quarter of 2011 ($7.9 million), primarily as a result of the relocation of the Ocean Scepter out of the GOM and the cold stacking of the Ocean Spartan in the third quarter of 2010. The decrease in revenue from fewer revenue earning days during the first quarter of 2011 was partially offset by the effect of higher average daily revenue earned during the first three months of 2011 ($1.0 million). Contract drilling expense for our jack-ups in the GOM decreased $13.6 million during the first quarter of 2011, compared to the same period of 2010, primarily due to cold stacking the Ocean Spartan, relocation of the Ocean Scepter to Brazil, and the absence of inspection and related repair costs for the Ocean Columbia during the first quarter of 2011.
     Mexico. Revenue generated by our jack-up fleet operating offshore Mexico during the first quarter of 2011 decreased $1.4 million, compared to same quarter of 2010, primarily due to a decrease in average daily revenue earned ($4.2 million), partially offset by the effect of 24 additional revenue earning days ($3.2 million).
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $29.0 million during the first quarter of 2011, compared to the same period in 2010, primarily due to 128 fewer revenue earning days ($24.0 million) and a reduction of average daily revenue earned ($6.5 million) during the first quarter of 2011. Revenue earning days during the first three months of 2011 decreased primarily due to the sale of the Ocean Shield in 2010. Contract drilling expense decreased $6.7 million during the first quarter of 2011, compared to the same period in 2010, primarily due to a reduction in costs for the Ocean Shield ($7.6 million).
     Europe/Africa/Mediterranean. Revenue generated by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $3.8 million during the first quarter of 2011, compared to the same period in 2010, primarily due to a decrease of 47 revenue earning days ($2.9 million) and a decrease in average daily revenue earned ($0.9 million) during the first quarter of 2011. Contract drilling expense increased $1.4 million during the first quarter of 2011, compared to the same period in 2010, primarily due to higher overhead and repair costs.
     South America. Contract drilling revenues and expenses increased $9.4 million and $8.6 million, respectively, during the first quarter of 2011 compared to same period in 2010. Our sole jack-up rig in the region, the Ocean Scepter, was relocated to offshore Brazil in August 2010 and began operating under contract in the first quarter of 2011.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “— $285 Million Revolving Credit Facility.”
     At March 31, 2011, we had $493.2 million in “Cash and cash equivalents” and $500.6 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
     Cash Flows from Operations. Our cash flows from operations are impacted by the ability of our customers to weather instability in the U.S. and global economies, as well as the volatility in energy prices. In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may appear uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. If a potential customer is unable to obtain an adequate level of credit, it may preclude us from doing business with that potential customer.

     These external factors which affect our cash flows from operations are not within our control and are difficult to predict. For a description of other factors that could affect our cash flows from operations, see “— Overview — Industry Conditions,” “ — Forward-Looking Statements” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
     One of our drilling contracts obligates our customer to pay us, over the term of the six-well drilling program, an aggregate drilling rate of $560,000 per day, consisting of $75,000 per day payable in accordance with our normal credit terms (due 30 days after receipt of invoice) and the remainder of the contractual dayrate, $485,000 per day, payable through the conveyance of a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties. Two wells remain to be drilled under this contract. We have collected $17.0 million through the NPI since July 2010.
     At March 31, 2011, $77.4 million was payable to us from the NPI. Based on current production payout estimates, we expect to collect $62.4 million of the receivable within the following twelve months and have presented this amount in “Accounts receivable” in our Consolidated Balance Sheets included in Item 1 of Part I of this report. The remaining $15.0 million has been presented as “Long-term receivable” in our Consolidated Balance Sheets at March 31, 2011 included in Item 1 of Part I of this report. However, payment of such amounts, and the timing of such payments, is contingent upon such production and upon energy sale prices. At March 31, 2011, we believe that collectability of the amount owed pursuant to the NPI arrangement was reasonably assured.
     $285 Million Revolving Credit Facility. We maintain a $285 million syndicated, senior unsecured revolving credit facility, or Credit Facility, for general corporate purposes, including loans and performance or standby letters of credit, that will mature on November 2, 2011.
     Loans under the Credit Facility bear interest at a rate per annum equal to, at our election, either (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. Under our Credit Facility, we also pay, based on our current credit ratings, and as applicable, other customary fees, including, but not limited to, a facility fee on the total commitment under the Credit Facility regardless of usage and a utilization fee that applies if the aggregate of all loans outstanding under the Credit Facility equals or exceeds 50% of the total commitment under the facility. Changes in our credit ratings could lower or raise the fees that we pay under the Credit Facility.
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
     Based on our current credit ratings at March 31, 2011, the applicable margin on LIBOR loans would have been 0.24%. As of March 31, 2011, there were no loans outstanding under the Credit Facility; however $10.6 million in letters of credit were issued and outstanding under the Credit Facility.
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

     Contractual Cash Obligations. The following table sets forth our contractual cash obligations at March 31, 2011.

	Payments Due By Period
Contractual Obligations		Less than			After 5
	Total	1 year	1 — 3 years	4 — 5 years	years
	(In thousands)
Long-term debt (principal and interest) (1)	$2,676,026	$70,407	$165,876	$652,931	1,786,813
Construction contracts (2)	720,660	—	720,660	—	—
Operating leases	3,300	1,900	1,400	—	—

Total obligations	$3,399,986	$72,307	$887,936	$652,931	$1,786,813

(1)	See Note 8 “Long-Term Debt” to our Consolidated Financial Statements in Item 1 Part 1 of this report.

(2)	In December 2010 and January 2011, we entered into separate turnkey contracts with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of two dynamically positioned, ultra-deepwater drillships with deliveries scheduled for late in the second and fourth quarters of 2013. See Note 9 “Commitments and Contingencies — Purchase Obligations” to our Consolidated Financial Statements in Item 1 Part 1 of this report.
     The above table excludes foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $142.3 million outstanding at March 31, 2011. See further information regarding these contracts in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     As of March 31, 2011, the total unrecognized tax benefit related to uncertain tax positions was $47.9 million. In addition, we have recorded a liability, as of March 31, 2011, for potential penalties and interest of $26.7 million and $9.6 million, respectively, related to the tax benefit related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2011, except for those related to our direct rig operations, which arise during the normal course of business.
Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of March 31, 2011 in the amount of $95.6 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including $10.6 million in letters of credit issued under our Credit Facility. We purchased three of these bonds totaling $47.7 million from a related party after obtaining competitive quotes. Agreements relating to approximately $47.7 million of performance bonds can require collateral at any time. As of March 31, 2011, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2011	2012	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$5,559,129	$5,559,129	$—	$—
Performance bonds	59,302,313	39,324,897	19,977,416	—
Other	30,788,510	2,730,000	28,058,510

Total obligations	$95,649,952	$47,614,026	$48,035,926	$—

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.

Capital Expenditures.
     We have budgeted approximately $320 million on capital expenditures for 2011 associated with our ongoing rig equipment replacement and enhancement programs and other corporate requirements. During the first three months of 2011, we spent approximately $61.7 million toward these programs. In addition, in the first quarter of 2011, we paid $308.9 million to Hyundai as first installments for the construction of two new, ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackHawk, with delivery scheduled for late in the second and fourth quarters of 2013, respectively. The total cost, including commissioning, spares and project management, is expected to be approximately $1.2 billion. We also have a fixed-price option from Hyundai for the purchase of a third drillship, which expires in May 2011.
     We expect to finance our 2011 capital expenditures through the use of our existing cash balances or internally generated funds. From time to time, however, we may also make use of our Credit Facility to finance capital expenditures.
Off-Balance Sheet Arrangements.
     At March 31, 2011 and December 31, 2010, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Net Cash Provided by Operating Activities.

	Three Months Ended March 31,
	2011	2010	Change
	(In thousands)
Net income	$250,612	$290,853	$(40,241)
Net changes in operating assets and liabilities	58,218	54,975	3,243
Proceeds from settlement of FOREX contracts designated as accounting hedges	1,826	2,099	(273)
Gain on sale and disposition of assets	(2,641)	(884)	(1,757)
Loss (gain) on sale of marketable securities	(783)	1	(784)
(Gain) on FOREX contracts	(1,826)	(2,099)	273
Deferred tax provision	(14,774)	(4,843)	(9,931)
Depreciation and other non-cash items, net	115,847	124,779	(8,932)

	$406,479	$464,881	$(58,402)

     Our cash flows from operations during the first three months of 2011 decreased $58.4 million compared to the same period in 2010. This decrease is primarily due to lower earnings resulting from an aggregate reduction in average utilization of and dayrates earned by our drilling fleet.
     We used $3.2 million less cash to satisfy our working capital requirements during the first quarter of 2011 compared to the first quarter of 2010. Trade and other receivables generated cash of $79.8 million during the first three months of 2011 compared to using cash of $44.9 million during the comparable period of 2010. We used cash of $32.8 million and $19.8 million during the first three months of 2011 and 2010, respectively, to satisfy accounts payable and accrued liability needs. During the first three months of 2011, we made no U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $48.5 million. During the first three months of 2010, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $0.5 million and $37.3 million, respectively.

Net Cash Used in Investing Activities.

	Three Months Ended March 31,
	2011	2010	Change
	(In thousands)
Purchase of marketable securities	$(1,249,835)	$(1,349,900)	$100,065
Proceeds from sale and maturities of marketable securities	1,362,016	1,200,053	161,963
Capital expenditures	(61,743)	(107,798)	46,055
Deposits for construction of new rigs	(308,854)	—	(308,854)
Proceeds from disposition of assets	2,786	989	1,797

	$(255,630)	$(256,656)	$1,026

     Our investing activities used $255.6 million during the first three months of 2011 compared to $256.7 million during the comparable period in 2010. During the first quarter of 2011 we had sales of marketable securities, net of purchases, of $112.2 million compared to net purchases of $149.8 million during the same period in 2010. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first quarter of 2011, we paid $308.9 million to Hyundai as first installments for the construction of the Ocean BlackHawk and Ocean BlackHornet. See “Liquidity and Capital Requirements — Contractual Cash Obligations.”
     We spent approximately $61.7 million during the first three months of 2011 related to ongoing capital maintenance programs, including rig modifications to meet contractual requirements, compared to $107.8 million during the same period in 2010. Capital expenditures during the first three months of 2010 included commissioning and initial outfitting costs of the Ocean Courage and Ocean Valor.
Net Cash Used in Financing Activities.

	Three Months Ended March 31,
	2011	2010	Change
	(In thousands)
Payment of dividends	$(122,021)	$(278,597)	$156,576
Other	—	9	(9)

	$(122,021)	$(278,588)	$156,567

     During the first three months of 2011, we paid cash dividends totaling $122.0 million, consisting of a regular cash dividend of $17.4 million, or $0.125 per share of our common stock, and a special cash dividend of $104.6 million, or $0.75 per share of our common stock. During the first three months of 2010, we paid cash dividends totaling $278.6 million, consisting of a regular cash dividend of $17.4 million, or $0.125 per share of our common stock, and a special cash dividend of $261.2 million, or $1.875 per share of our common stock.
     On April 20, 2011, we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on June 1, 2011 to stockholders of record on May 2, 2011.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the three-month periods ended March 31, 2011 and 2010.

Forward-Looking Statements
     We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations;

•	future uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	future contractual obligations;

•	future operations outside the United States including, without limitation, our operations in Mexico, Egypt and Brazil;

•	effects of the Macondo well blowout, including, without limitation, the impact of the moratorium and its aftermath on drilling in the U.S. Gulf of Mexico, related delays in permitting activities and related regulations and market developments;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows and contract backlog;

•	future regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels, including impacts of the financial crisis and restrictions in the credit market;

•	budgets for capital and other expenditures;

•	our customer’s termination of the drilling contract for the Ocean Monarch and the related litigation;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	asset impairment evaluations;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.
     These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:
•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010;

•	general economic and business conditions, including the extent and duration of the recent financial crisis and restrictions in the credit market, the worldwide economic downturn and recession;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including in oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, carbon emissions or energy use;

•	compliance with environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability, limits and adequacy of insurance;

•	invalidity of assumptions used in the design of our controls and procedures;

•	the results of financing efforts;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	risks resulting from our indebtedness;

•	public health threats;

•	negative publicity;

•	impairments of assets;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2011 and December 31, 2010, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2011 and December 31, 2010, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of March 31, 2011 and December 31, 2010, there were no loans outstanding under the Credit Facility (however, $10.6 million and $21.9 million in letters of credit were issued and outstanding under the Credit Facility at March 31, 2011 and December 31, 2010, respectively).
     Our long-term debt, as of March 31, 2011 and December 31, 2010, is denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $114.3 million and $117.0 million as of March 31, 2011 and December 31, 2010, respectively. A 100-basis point decrease would result in an increase in market value of $132.4 million and $135.5 million as of March 31, 2011 and December 31, 2010, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange, or

FOREX, contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of March 31, 2011, we had FOREX contracts outstanding in the aggregate notional amount of $142.3 million, consisting of $7.8 million in Australian dollars, $103.7 million in Brazilian reais, $22.7 million in British pounds sterling, $1.4 million in Mexican pesos and $6.7 million in Norwegian kroner. These contracts generally settle monthly through December 2011.
     At March 31, 2011, we have presented the fair value of our outstanding FOREX contracts as a current asset of $6.8 million in “Prepaid expenses and other current assets” and a current liability of $(0.1) million in “Accrued liabilities” in our Consolidated Balance Sheets. At December 31, 2010, we have presented the fair value of our outstanding FOREX contracts as a current asset of $4.3 million in “Prepaid expenses and other current assets” and a current liability of $(0.1) million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	March 31,		December 31,		March 31,		December 31,
	2011		2010		2011		2010
	(In thousands)
Interest rate:
Marketable securities	$500,600	(a)	$612,300	(a)	$(300	) (b)	$(1,100	) (b)

Foreign Exchange:
FOREX contracts — receivable positions	6,800	(c)	4,300	(c)	(23,500	) (d)	(23,500	) (d)
FOREX contracts — liability positions	(100	) (c)	(100	) (c)	(2,200	) (d)	(2,100	) (d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2011 and December 31, 2010.

(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2011 and December 31, 2010.

(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on March 31, 2011 and December 31, 2010.

(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at March 31, 2011 and December 31, 2010, with all other variables held constant.

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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date April 27, 2011	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date April 27, 2011		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through March 15, 2011) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2011).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.