Form 10-Q
period 2011-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2011-07-28
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     As of July 21, 2011 Common stock, $0.01 par value per share 139,027,039 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 30, 2011

PAGE NO.
COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	41

ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION	43

ITEM 6. Exhibits	43

SIGNATURES	44

EXHIBIT INDEX	45
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$279,876	$464,393
Marketable securities	700,486	612,346
Accounts receivable, net of allowance for bad debts	592,157	609,606
Prepaid expenses and other current assets	196,689	177,153

Total current assets	1,769,208	1,863,498
Drilling and other property and equipment, net of accumulated depreciation	4,159,542	4,283,792
Long-term receivable	—	35,361
Construction deposits	478,320	154,427
Other assets	323,553	389,906

Total assets	$6,730,623	$6,726,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,535	$99,236
Accrued liabilities	278,897	469,190
Taxes payable	30,627	57,862

Total current liabilities	370,059	626,288

Long-term debt	1,495,707	1,495,593
Deferred tax liability	527,903	542,258
Other liabilities	197,357	201,133

Total liabilities	2,591,026	2,865,272

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized; 143,943,839 shares issued and 139,027,039 shares outstanding at June 30, 2011; 143,943,624 shares issued and 139,026,824 shares outstanding at December 31, 2010)	1,439	1,439
Additional paid-in capital	1,975,465	1,972,550
Retained earnings	2,271,609	1,998,995
Accumulated other comprehensive gain	5,497	3,141
Treasury stock, at cost (4,916,800 shares at June 30, 2011 and December 31, 2010)	(114,413)	(114,413)

Total stockholders’ equity	4,139,597	3,861,712

Total liabilities and stockholders’ equity	$6,730,623	$6,726,984

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Contract drilling	$869,646	$811,739	$1,658,519	$1,656,177
Revenues related to reimbursable expenses	19,850	10,864	37,366	26,107

Total revenues	889,496	822,603	1,695,885	1,682,284

Operating expenses:
Contract drilling, excluding depreciation	388,006	351,769	750,370	657,996
Reimbursable expenses	19,287	10,379	36,237	25,084
Depreciation	101,175	100,746	202,348	198,148
General and administrative	16,372	16,849	34,097	33,503
Bad debt recovery	(1,700)	(2,798)	(10,147)	(3,898)
Gain on disposition of assets	(1,240)	(149)	(3,881)	(1,033)

Total operating expenses	521,900	476,796	1,009,024	909,800

Operating income	367,596	345,807	686,861	772,484

Other income (expense):
Interest income	1,091	477	1,541	1,759
Interest expense	(22,226)	(21,333)	(44,270)	(43,654)
Foreign currency transaction gain (loss)	(1,555)	(3,991)	(3,161)	(3,530)
Other, net	(880)	(34)	(96)	(121)

Income before income tax expense	344,026	320,926	640,875	726,938

Income tax expense	(77,440)	(96,533)	(123,677)	(211,692)

Net income	$266,586	$224,393	$517,198	$515,246

Income per share:
Basic	$1.92	$1.61	$3.72	$3.71

Diluted	$1.92	$1.61	$3.72	$3.70

Weighted-average shares outstanding:
Shares of common stock	139,027	139,026	139,027	139,026
Dilutive potential shares of common stock	25	53	25	78

Total weighted-average shares outstanding	139,052	139,079	139,052	139,104

Cash dividends declared per share of common stock	$.875	$1.50	$1.75	$3.50

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$517,198	$515,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,348	198,148
Gain on disposition of assets	(3,881)	(1,033)
Loss (gain) on sale of marketable securities, net	(782)	2
Gain on foreign currency forward exchange contracts	(7,231)	(457)
Deferred tax provision	(15,623)	11,921
Accretion of discounts on marketable securities	(231)	(200)
Amortization of debt issuance costs	439	449
Amortization of debt discounts	114	167
Stock-based compensation expense	2,920	3,719
Deferred income, net	(32,490)	56,593
Deferred expenses, net	54,789	(52,311)
Other assets, noncurrent	(217)	5,788
Other liabilities, noncurrent	424	7,712
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	7,231	457
Changes in operating assets and liabilities:
Accounts receivable	51,147	109,118
Prepaid expenses and other current assets	(24,137)	(20,045)
Accounts payable and accrued liabilities	(33,070)	8,666
Taxes payable	4,691	(149,635)

Net cash provided by operating activities	723,639	694,305

Investing activities:
Capital expenditures	(100,521)	(221,890)
Deposits for construction of new rigs	(478,320)	—
Deposits received on sale of rig	—	18,600
Proceeds from disposition of assets, net of disposal costs	4,205	1,258
Proceeds from sale and maturities of marketable securities	3,312,089	2,550,088
Purchases of marketable securities	(3,399,797)	(2,399,760)

Net cash used in investing activities	(662,344)	(51,704)

Financing activities:
Redemption of zero coupon debentures	—	(4,238)
Debt issuance costs and arrangement fees	—	(98)
Payment of dividends	(245,812)	(489,670)
Proceeds from stock plan exercises	—	107

Net cash used in financing activities	(245,812)	(493,899)

Net change in cash and cash equivalents	(184,517)	148,702
Cash and cash equivalents, beginning of period	464,393	376,417

Cash and cash equivalents, end of period	$279,876	$525,119

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
     As of July 21, 2011, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
     We have presented $154.4 million in “Construction deposits” in our Consolidated Balance Sheets at December 31, 2010, which was previously presented in “Other assets.”
Cash and Cash Equivalents, Marketable Securities
     We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. See Note 6.
     We classify our investments in marketable securities as available for sale and are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gain” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense) — Other, net.”
     The effect of exchange rate changes on cash balances held in foreign currencies was not material for the six months ended June 30, 2011 and 2010.

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
     Realized gains or losses upon settlement of derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three-month and six-month periods ended June 30, 2011 and 2010, we recognized no foreign currency transaction gain (loss) attributable to FOREX contracts not designated as cash flow hedges. See Notes 5 and 6.
Impairment of Long-Lived Assets
     We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable (such as cold stacking a rig or excess spending over budget on a new-build or major rig upgrade). We utilize a probability-weighted cash flow analysis in testing an asset for potential impairment. Our assumptions and estimates underlying this analysis include the following:
•	dayrate by rig;

•	utilization rate by rig (expressed as the actual percentage of time per year that the rig would be used);

•	the per day operating cost for each rig if active, ready-stacked or cold-stacked;

•	the estimated annual cost for rig replacements and/or enhancement programs;

•	the estimated maintenance, inspection or other costs associated with a rig returning to work;

•	salvage value for each rig; and

•	estimated proceeds that may be received on disposition of the rig.
Based on these assumptions and estimates, we develop a matrix using several different utilization/dayrate scenarios, to each of which we have assigned a probability of occurrence. The sum of our utilization scenarios (which include active, ready stacked and cold stacked) and probability of occurrence scenarios both equal 100% in the aggregate. We evaluate our cold stacked rigs annually, and we update the matrices for each of our cold stacked rigs at each year end and modify our assumptions giving consideration to the length of time the rig has been cold stacked, the current and expected market for the type of rig and expectations of future oil and gas prices. Further, to test sensitivity, we consider the impact of a 5% reduction in assumed dayrates for the cold stacked rigs (holding all other assumptions and estimates in the model constant). We would not necessarily record an impairment if the sensitivity analysis indicated potential cash flows would be insufficient to recover our carrying value. We would assess other qualitative factors including industry, regulatory and other relevant conditions to determine whether an impairment or further disclosure is warranted.
     As of June 30, 2011, we had eight cold stacked rigs with an aggregate net book value of approximately $91.0 million. Of our cold stacked rigs, four were jack-up rigs, consisting of three mat-supported rigs and one independent-leg, cantilevered rig (all in the U.S. Gulf of Mexico, or GOM), and four were intermediate semisubmersible rigs (two in the GOM and two in Malaysia), including the Ocean Epoch, which was cold stacked in the first quarter of 2011. As of December 31, 2010, we had seven cold stacked rigs with an aggregate net book value of approximately $78.0 million. We performed an impairment review for each of these rigs using the methodology described above. Based on our analyses, we have concluded that these rigs were not subject to impairment at June 30, 2011 and December 31, 2010, respectively.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Net income	$266,586	$224,393	$517,198	$515,246
Other comprehensive gains (losses), net of tax:
FOREX contracts:
Unrealized holding (loss) gain	4,643	(3,397)	7,683	(3,260)
Reclassification adjustment for loss (gain) included in net income	(3,541)	356	(4,949)	(729)
Investments in marketable securities:
Unrealized holding (loss) gain	(5)	(18)	1	(22)
Reclassification adjustment for loss (gain) included in net income	(5)	1	(379)	1

Comprehensive income	$267,678	$221,335	$519,554	$511,236

Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses, including gains and losses from the settlement of FOREX contracts not designated as accounting hedges, are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three-month and six-month periods ended June 30, 2011, we recognized net foreign currency transaction (losses) of $(1.6) million and $(3.2) million, respectively. For the three-month and six-month periods ended June 30, 2010, we recognized net foreign currency transaction (losses) of $(4.0) million and $(3.5) million, respectively. See Note 5.
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
Income Taxes
     Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. Since forming this subsidiary in 2002, it has been our intention to indefinitely reinvest the earnings of the subsidiary to finance foreign activities. Consequently, no U.S. federal income taxes have been provided on these earnings except to the extent that such earnings were immediately subject to U.S. federal income taxes and except for the earnings of Diamond East Asia Limited, or DEAL, a wholly-owned subsidiary of DOIL. It had been our intention to repatriate the earnings of DEAL to the U.S. and, accordingly, we provided U.S. income taxes on its earnings. However, a tax law provision that expired at the end of 2009, but was subsequently signed back into law by the President of the United States on December 17, 2010, in conjunction with our decisions in late 2010 and the first half of 2011 to build three new drillships overseas, caused us to reassess our intent to repatriate the earnings of DEAL to the U.S. We now plan to reinvest the earnings of DEAL internationally through another of our foreign companies, and consequently, we are no longer providing U.S. income taxes on its earnings. During the six months ended June 30, 2011, we reversed approximately $15.0 million of U.S. income taxes that had been provided in prior periods for the earnings of DEAL.
Recently Issued Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 will not have an effect on our financial position, results of operations or cash flows.
     In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are in the process of reviewing the impact of this ASU on our financial statements and will incorporate any additional disclosures in our annual financial statements for the year ending December 31, 2012.
2. Supplemental Financial Information
Consolidated Balance Sheet Information
     Accounts receivable, net of allowance for bad debts, consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Trade receivables	$583,595	$633,224
Value added tax receivables	7,442	5,003
Unbilled third party claims	106	45
Related party receivables	3,320	538
Other	1,123	2,704

	595,586	641,514
Allowance for bad debts	(3,429)	(31,908)

Total	$592,157	$609,606

     During the three-month and six-month periods ended June 30, 2011, we recovered $1.7 million and $10.1 million, respectively, associated with reserves for bad debts recorded in previous years. During the three-month and six-month periods ended June 30, 2010, we recovered $2.8 million and $3.9 million, respectively, associated with the reserves for bad debts recorded in previous years. No additional allowances were deemed necessary for each of the three-month and six-month periods ended June 30, 2011 and 2010.
     In addition, during the six months ended June 30, 2011, we offset $18.4 million in previously reserved trade receivables against the allowance for bad debts as we had exhausted all methods of recovery against this customer.

     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Rig spare parts and supplies	$51,175	$50,288
Deferred mobilization costs	60,396	76,868
Prepaid insurance	27,743	9,587
Deferred tax assets	9,557	9,557
Deposits	724	827
Prepaid taxes	32,865	20,347
FOREX contracts	8,410	4,326
Other	5,819	5,353

Total	$196,689	$177,153

     Accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Accrued capital project/upgrade costs	$6,848	$28,947
Payroll and benefits	87,522	76,041
Deferred revenue	55,933	69,825
Rig operating expenses	71,901	81,820
Interest payable	21,219	21,219
Personal injury and other claims	8,563	11,758
Accrued drillship construction installment	—	154,427
Other	26,911	25,153

Total	$278,897	$469,190

     At December 31, 2010, we had accrued the first installment payable under a turnkey construction agreement with Hyundai Heavy Industries Co., Ltd., or Hyundai, of $154.4 million and recorded the related noncurrent asset in an equal amount in “Construction deposits” in our Consolidated Balance Sheets. See Note 9.
Consolidated Statement of Cash Flows Information
     We paid interest on long-term debt totaling $41.5 million and $42.0 million for the six-month periods ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2010, we paid $0.9 million in interest on assessments from the Internal Revenue Service.
     We made estimated U.S. federal income tax payments of $49.0 million and $254.5 million during the six-month periods ended June 30, 2011 and 2010, respectively. We paid $96.5 million and $76.2 million in foreign income taxes, net of foreign tax refunds, during the six months ended June 30, 2011 and 2010, respectively. We paid state income taxes, net of refunds, of $0.2 million and $0.1 million during the six months ended June 30, 2011 and 2010, respectively.
     Capital expenditures for the six months ended June 30, 2011 included $28.9 million that was accrued but unpaid at December 31, 2010. Capital expenditures for the six months ended June 30, 2010 included $64.9 million that was accrued but unpaid at December 31, 2009. Capital expenditures that were accrued but not paid as of June 30, 2011 totaled $6.8 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at June 30, 2011.

3. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income — basic (numerator):	$266,586	$224,393	$517,198	$515,246
Effect of dilutive potential shares
Convertible debentures	—	32	—	56

Net income including conversions — diluted (numerator)	$266,586	$224,425	$517,198	$515,302

Weighted average shares — basic (denominator):	139,027	139,026	139,027	139,026
Effect of dilutive potential shares
Convertible debentures	—	32	—	42
Stock options and stock appreciation rights	25	21	25	36

Weighted average shares including conversions — diluted (denominator)	139,052	139,079	139,052	139,104

Earnings per share:
Basic	$1.92	$1.61	$3.72	$3.71

Diluted	$1.92	$1.61	$3.72	$3.70

     The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Employee and director:
Stock options	8	8	8	4
Stock appreciation rights	693	672	669	557

4. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	June 30, 2011
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)
U.S. Treasury Bills (due within one year)	$699,994	$(2)	$699,992
Mortgage-backed securities	446	48	494

Total	$700,440	$46	$700,486

	December 31, 2010
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)
U.S. Treasury Bills (due within one year)	$599,965	$15	$599,980
Corporate bonds	11,200	560	11,760
Mortgage-backed securities	553	53	606

Total	$611,718	$628	$612,346

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Proceeds from sales	$73	$35	$12,089	$88
Proceeds from maturities	1,950,000	1,350,000	3,300,000	2,550,000
Gross realized gains	—	—	784	—
Gross realized losses	(1)	(1)	(2)	(2)
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
     We have adopted a hedging strategy whereby certain of our qualifying FOREX contracts are designated as cash flow hedges based on our expected future foreign currency requirements. These hedges are expected to be highly effective, and therefore, adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value are recorded as a component of “Accumulated other comprehensive gain,” or AOCG, in our Consolidated Financial Statements. The effective portion of the cash flow hedge will remain in AOCG until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value are recorded as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.
     During the six months ended June 30, 2011 and 2010, we settled FOREX contracts with an aggregate notional value of approximately $145.5 million and $147.2 million, respectively, all of which were designated as accounting hedges. During the six-month periods ended June 30, 2011 and 2010, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month and six-month periods ended June 30, 2011 and 2010.

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Location of Gain (Loss) Recognized in Income	2011	2010	2011	2010
	(In thousands)
Contract drilling expense	$5,405	$(1,643)	$7,231	$457
     As of June 30, 2011, we had FOREX contracts outstanding in the aggregate notional amount of $122.4 million, consisting of $36.9 million in Australian dollars, $66.4 million in Brazilian reais, $17.4 million in British pounds sterling and $1.7 million in Norwegian kroner. These contracts generally settle monthly through December 2011. As of June 30, 2011, all outstanding derivative contracts had been designated as cash flow hedges. See Note 6.
     The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at June 30, 2011 and December 31, 2010.

Balance Sheet	Fair Value		Balance Sheet	Fair Value
Location	June 30, 2011	December 31, 2010	Location	June 30, 2011	December 31, 2010
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$8,410	$4,326	Accrued liabilities	$—	$(121)
     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and six-month periods ended June 30, 2011 and 2010.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Amount of gain (loss) recognized in AOCG on derivative (effective portion)	$7,143	$(5,226)	$11,820	$(5,015)

Location of gain (loss) reclassified from AOCG into income (effective portion)	Contract drilling expense	Contract drilling expense	Contract drilling expense	Contract drilling expense

Amount of gain (loss) reclassified from AOCG into income (effective portion)	$5,448	$(548)	$7,615	$1,122

Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)

Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	$—	$—	$—	$—

     As of June 30, 2011, the estimated amount of net unrealized gains associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $8.4 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.
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
     Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. Our two customers in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government) and OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company), accounted for $132.5 million and $68.3 million, or 23% and 12%, respectively, of our total consolidated gross trade accounts receivable balances as of June 30, 2011, and $180.8 million and $52.4 million, or 29% and 8%, respectively, as of December 31, 2010.
     In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Historically, we have not experienced significant losses on our trade receivables. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. Our allowance for bad debts was $3.4 million and $31.9 million at June 30, 2011 and December 31, 2010, respectively. See Note 2.
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
     At June 30, 2011, $80.7 million was payable to us from the NPI. Based on current production payout estimates, we expect to collect the entire $80.7 million receivable within the next twelve months and have presented this amount in “Accounts receivable” in our Consolidated Balance Sheets. At June 30, 2011, we believe that collectability of the amount owed pursuant to the NPI arrangement was reasonably assured.
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

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

		(In millions)
4.875% Senior Notes	$271.1	$249.7	$270.0	$249.7
5.15% Senior Notes	274.0	249.8	271.1	249.7
5.70% Senior Notes	492.6	496.8	493.1	496.8
5.875% Senior Notes	558.2	499.4	550.9	499.4
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of June 30, 2011 and December 31, 2010, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including residential mortgage-backed securities, available for sale were based on the quoted closing market prices on June 30, 2011 and December 31, 2010, respectively.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Forward exchange contracts — The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on June 30, 2011 and December 31, 2010, respectively.

•	Long-term receivable — The carrying amount approximates fair value based on the nature of the instrument.

•	Long-term debt — The fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 is based on the quoted market prices from brokers of these instruments.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury Bills. Our Level 1 assets at June 30, 2011 consisted of cash held in money market funds of $244.3 million and investments in U.S. Treasury Bills of $700.0 million. Our Level 1 assets at December 31, 2010 consisted of cash held in money market funds of $442.2 million and investments in U.S. Treasury Bills of $600.0 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
Market conditions could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2011
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

	(In thousands)
Assets:
Short-term investments	$944,290	$—	$—	$944,290
FOREX contracts	—	8,410	—	8,410
Mortgage-backed securities	—	494	—	494

Total assets	$944,290	$8,904	$—	$953,194

	December 31, 2010
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value

	(In thousands)
Assets:
Short-term investments	$1,042,224	$—	$—	$1,042,224
FOREX contracts	—	4,327	—	4,327
Corporate bonds	—	11,760	—	11,760
Mortgage-backed securities	—	606	—	606

Total assets	$1,042,224	$16,693	$—	$1,058,917

Liabilities:
FOREX contracts	$—	$(121)	$—	$(121)

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Drilling rigs and equipment	$7,235,894	$7,163,196
Land and buildings	60,027	56,536
Office equipment and other	46,509	44,689

Cost	7,342,430	7,264,421
Less: accumulated depreciation	(3,182,888)	(2,980,629)

Drilling and other property and equipment, net	$4,159,542	$4,283,792

8. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
5.15% Senior Notes (due 2014)	$249,778	$249,745
4.875% Senior Notes (due 2015)	249,751	249,724
5.875% Senior Notes (due 2019)	499,382	499,351
5.70% Senior Notes (due 2039)	496,796	496,773

Total	$1,495,707	$1,495,593

     The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2011, are as follows:

(Dollars in thousands)
2012	$—
2013	—
2014	249,778
2015	249,751
2016	—
Thereafter	996,178

Total	$1,495,707

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
     Personal Injury Claims. Our deductibles for marine liability coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million per the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate reserve to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2011, our estimated liability for personal injury claims was $35.4 million, of which $8.2 million and $27.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2010, our estimated liability for personal injury claims was $35.0 million, of which $11.1 million and $23.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.
     Purchase Obligations. Since December 2010, we have entered into three separate turnkey contracts with Hyundai for the construction of three dynamically positioned, ultra-deepwater drillships, with deliveries scheduled for late in the second and fourth quarters of 2013 and in the second quarter of 2014. The aggregate cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion.
     The contracted price of each drillship is payable in two installments. The first installments, aggregating $478.3 million, were paid in the first and second quarters of 2011 and are reported in “Construction deposits” in our Consolidated Balance Sheets. At June 30, 2011 and December 31, 2010, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.
     Letters of Credit and Other. We were contingently liable as of June 30, 2011 in the amount of $72.1 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including $4.3 million in letters of credit issued under our $285 million, syndicated, senior unsecured revolving credit facility. At June 30, 2011, two of our outstanding bonds, totaling $19.6 million, had been purchased from a related party after obtaining competitive quotes. Agreements relating to approximately $56.8 million of performance bonds can require collateral at any time. As of June 30, 2011, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In thousands)
High-Specification Floaters	$452,289	$340,387	$813,355	$724,175
Intermediate Semisubmersibles	356,840	389,094	736,339	769,795
Jack-ups	60,512	82,223	108,730	162,172
Other	5	35	95	35

Total contract drilling revenues	869,646	811,739	1,658,519	1,656,177
Revenues related to reimbursable expenses	19,850	10,864	37,366	26,107

Total revenues	$889,496	$822,603	$1,695,885	$1,682,284

Geographic Areas
     Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2011, our drilling rigs were located offshore twelve countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In thousands)
United States	$101,221	$189,019	$151,495	$427,566

International:
South America	441,221	312,207	885,324	595,323
Australia/Asia/Middle East	118,454	142,463	223,122	301,392
Europe/Africa/Mediterranean	209,102	140,078	399,150	276,683
Mexico	19,498	38,836	36,794	81,320

Total revenues	$889,496	$822,603	$1,695,885	$1,682,284

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
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. Our current fleet of 46 offshore drilling rigs consists of 32 semisubmersibles, 13 jack-ups and one drillship. We currently have three drillships on order, two of which are expected to be delivered late in the second and fourth quarters of 2013. Our third drillship is expected to be delivered at the end of the second quarter of 2014.
Overview
Industry Conditions
     U.S. Gulf of Mexico — The U.S. government lifted the ban on certain drilling activities in the U.S. Gulf of Mexico, or GOM, on October 12, 2010. Currently, all drilling in the GOM is subject to compliance with the final Drilling Safety Rule (codification of Notice to Lessees, or NTL, 2010-N05), the Workplace Safety Rule on Safety and Environmental Management Systems and other requirements set forth in NTL 2010-N06 and NTL 2010-N10 (known as the Compliance and Review NTL). The Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, recently announced that additional regulations are forthcoming and that multi-person inspection teams will now be utilized for offshore oil and gas inspections. In addition, the BOEMRE is in the process of a comprehensive review of its application of the National Environmental Policy Act of 1969, or NEPA, in reviewing drilling plans, lease sales and other drilling activities in the GOM, particularly the use of categorical exclusions under NEPA to preclude the requirement for or limit the scope of environmental assessments. We are not able to predict the likelihood, nature or extent of any additional rulemaking or the results of reviews by the BOEMRE.
     In addition, in the aftermath of the April 20, 2010 Macondo incident, the number of new drilling permits issued by BOEMRE has been limited. Although the BOEMRE has announced that it is putting in place significant improvements in the oil and gas permit application process, we are unable to predict when or if the pace of permitting in the GOM will return to pre-Macondo levels. It has been reported that the industry currently has approximately 33 floating rigs in the GOM that have been impacted by the regulatory uncertainty that has followed the Macondo incident and that five floating rigs have left the GOM since the imposition of the moratorium in 2010, two of which rigs were ours. Absent an increase in permitting activity, weakness in the GOM market is likely to continue throughout 2011, with the possibility of additional rigs being cold stacked by us and others in the industry.
     International Markets and Mexico — Improving oil prices, which have climbed as high as $114 per barrel since 2011 began, appear to be supporting demand for our equipment in international markets. As a result, dayrates for our international floater units appear to have stabilized, and we are encouraged by the increase in tender activity by our customers across all classes of floater units outside the GOM, although demand for our services has not yet risen sufficiently to provide pricing power on new contracts.
     During the second quarter of 2011, international demand for standard jack-ups remained stable with narrow profit margins, though there was a significant increase in tender activity for standard jack-up units in Mexico late in the period. However, high-specification new-build jack-up rigs coming to market are enjoying significantly higher utilization rates and better pricing than older existing equipment. This new-build activity could result in an oversupply of jack-up rigs and negatively impact the market for standard jack-ups, which comprise most of our jack-up fleet, during the remainder of 2011 and beyond.
Our Fleet
     As of the date of this report, we actively market five rigs in the GOM market, consisting of three semisubmersible rigs and one jack-up rig, all of which are currently contracted in the GOM, as well as an additional jack-up rig that is ready stacked. We also have two intermediate floaters and four jack-up rigs cold stacked in the GOM. One of the three contracted semisubmersible units, the Ocean Monarch, is scheduled to leave the GOM in mid-August for work in Southeast Asia, and one of the jack-up rigs, the Ocean Titan, is expected to commence work in Mexico in mid-November of this year. Given the continuing uncertainty with respect to drilling activity in the GOM, we are continuing to actively seek international opportunities to employ our rigs outside the GOM. However, we can provide no assurance that we will be successful in our efforts to employ our remaining impacted rigs in the GOM or elsewhere in the near term.
     Since December 31, 2010 through the date of this report, we have entered into 33 new drilling contracts totaling approximately $3.5 billion in backlog and ranging in duration from one well to five years. As of July 21, 2011, our contract backlog was approximately $8.6 billion, of which our contracts in the GOM and Brazil represented approximately $2.1 billion, or 24%, and $5.0 billion, or 58%, respectively.
     Floaters
     Our intermediate and high-specification floater rigs, both domestic and international, accounted for approximately 93% of our revenue during the second quarter of 2011. This market remains stable with marketed industry floater utilization reportedly nearing 90%. Approximately 82% of the time for our intermediate and high-specification floater rigs is committed for the remainder of 2011. Additionally, 55% of the time on our floating rigs is committed in 2012.
     During the second quarter of 2011, among other new drilling contracts, we announced two five-year agreements which will utilize two of our new-build drillships under construction, the Ocean BlackHawk and the Ocean BlackHornet. The two contracts, which are expected to commence in late 2013 and early 2014, respectively, are expected to generate combined maximum total revenue of approximately $1.8 billion. In May, we executed a contract for the construction of a third new-build drillship, for delivery in the second quarter of 2014.
     Ten other agreements were announced in mid-July 2011 following the close of the quarter which are expected to generate combined maximum total revenue of approximately $1.1 billion and represent approximately 14.4 years of contract drilling backlog.
     Jack-ups
     As a result of a recent increase in tender activity in the Mexican Gulf of Mexico, we received new term contracts on two jack-up units currently working offshore Mexico, the Ocean Nugget and the Ocean Summit, and additional tendering activity is ongoing.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of July 21, 2011, February 1, 2011 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2010) and July 22, 2010 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 21,	February 1,	July 22,
	2011	2011	2010(4)
		(In thousands)
Contract Drilling Backlog
High-Specification Floaters (1)	$6,022,000	$3,838,000	$4,705,000
Intermediate Semisubmersibles (2)	2,369,000	2,700,000	3,322,000
Jack-ups (3)	259,000	107,000	139,000

Total	$8,650,000	$6,645,000	$8,166,000

(1)	Contract drilling backlog as of July 21, 2011 for our high-specification floaters includes (i) $3.2 billion attributable to our contracted operations offshore Brazil for the years 2011 to 2016 and (ii) $2.1 billion attributable to our contracted operations in the GOM for the years 2011 to 2019, including $1.8 billion in the aggregate for the years 2013 to 2019 attributable to contracts for two of our drillships under construction.

(2)	Contract drilling backlog as of July 21, 2011 for our intermediate semisubmersibles includes (i) $1.8 billion attributable to our contracted operations offshore Brazil for the years 2011 to 2015 and (ii) $6.0 million attributable to our contracted operations in the GOM during 2011.

(3)	Contract drilling backlog as of July 21, 2011 for our jack-ups includes (i) $29.0 million attributable to our contracted operations offshore Brazil for the years 2011 to 2012 and (ii) $4.0 million attributable to our contracted operations in the GOM during 2011.

(4)	Contract drilling backlog as of July 22, 2010 included $418.8 million attributable to a contract for the Ocean Monarch that we and the customer mutually agreed to terminate in May 2011.
     The following table reflects the amount of our contract drilling backlog by year as of July 21, 2011.

	For the Years Ending December 31,
	Total	2011(1)	2012	2013	2014 - 2019
			(In thousands)
Contract Drilling Backlog
High-Specification Floaters (2)	$6,022,000	$ 827,000	$1,132,000	$1,087,000	$2,976,000
Intermediate Semisubmersibles (3)	2,369,000	587,000	769,000	526,000	487,000
Jack-ups (4)	259,000	76,000	92,000	69,000	22,000

Total	$8,650,000	$1,490,000	$1,993,000	$1,682,000	$3,485,000

(1)	Represents a six-month period beginning July 1, 2011.

(2)	Contract drilling backlog as of July 21, 2011 for our high-specification floaters includes (i) $397.0 million, $787.0 million and $866.0 million for the years 2011 to 2013, respectively, and $1.2 billion in the aggregate for the years 2014 to 2016, attributable to our contracted operations offshore Brazil and (ii) $80.0 million, $99.0 million and $117.0 million for the years 2011 to 2013, respectively, and $1.8 billion in the aggregate for the years 2014 to 2019 attributable to our contracted operations in the GOM.

(3)	Contract drilling backlog as of July 21, 2011 for our intermediate semisubmersibles includes (i) $356.0 million, $541.0 million and $402.0 million for the years 2011 to 2013, respectively, and $459.0 million in the aggregate for the years 2014 to 2015, attributable to our contracted operations offshore Brazil and (ii) $6.0 million for 2011 attributable to our contracted operations in the GOM.

(4)	Contract drilling backlog as of July 21, 2011 for our jack-ups includes (i) $25.0 million and $4.0 million for years 2011 and 2012, respectively, attributable to our contracted operations offshore Brazil and (ii) $4.0 million for 2011 attributable to our contracted operations in the GOM.

     The following table reflects the percentage of rig days committed by year as of July 21, 2011. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the final commissioning dates for the Ocean BlackHawk and Ocean BlackHornet and does not include available days for our third drillship on order with Hyundai.

	For the Years Ending December 31,
	2011(1)	2012	2013	2014 - 2019
Rig Days Committed (2)
High-Specification Floaters	97%	71%	62%	20%
Intermediate Semisubmersibles	70%	43%	29%	4%
Jack-ups	48%	21%	15%	1%

(1)	Represents a six-month period beginning July 1, 2011.

(2)	Includes approximately 800 and 600 scheduled shipyard, survey and mobilization days for 2011 and 2012, respectively, and also includes 125 final commissioning and mobilization days for each of the years 2013 and 2014 for the Ocean BlackHawk and Ocean BlackHornet.
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
     During the remainder of 2011, seven of our rigs will require 5-year surveys, and we expect that they will be out of service for approximately 425 days in the aggregate. We also expect to spend an additional approximately 390 days during 2011 for intermediate surveys, the mobilization of rigs, contract preparation activities and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ — Overview — Contract Drilling Backlog.”
     We renewed our principal insurance policies effective May 1, 2011. Our coverage and policy limits for both physical damage and marine liability insurance are substantially similar to those of our previous policies. We believe that our current policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and at levels appropriate for our business.
     Under our protection and indemnity policy, which expires on May 1, 2012, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, with no exclusions for pollution and/or environmental risk. Our deductibles for marine liability coverage, including for personal injury claims, are $10.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year, which under our current policy commenced on May 1, 2011.
     We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations and cash flows. However, under our insurance policy that expires on May 1, 2012, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss- of-hire insurance policies to cover our rigs.
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to these policies during the six months ended June 30, 2011 except that we no longer expect to repatriate the earnings of Diamond East Asia Limited, or DEAL, to the U.S. Accordingly, we are no longer providing U.S. income taxes on its earnings and have reversed U. S. income taxes on its earnings provided in previous years. For further discussion, see Note 1 “General Information” to our Consolidated Financial Statements in Item 1 of Part I of this report.

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
Three and Six Months Ended June 30, 2011 and 2010
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$452,289	$340,387	$813,355	$724,175
Intermediate Semisubmersibles	356,840	389,094	736,339	769,795
Jack-ups	60,512	82,223	108,730	162,172
Other	5	35	95	35

Total Contract Drilling Revenue	$869,646	$811,739	$1,658,519	$1,656,177

Revenues Related to Reimbursable Expenses	$19,850	$10,864	$37,366	$26,107

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$203,459	$134,500	$384,496	$243,655
Intermediate Semisubmersibles	138,879	157,446	276,616	296,045
Jack-ups	38,552	51,717	80,652	105,345
Other	7,116	8,106	8,606	12,951

Total Contract Drilling Expense	$388,006	$351,769	$750,370	$657,996

Reimbursable Expenses	$19,287	$10,379	$36,237	$25,084

OPERATING INCOME
High-Specification Floaters	$248,830	$205,887	$428,859	$480,520
Intermediate Semisubmersibles	217,961	231,648	459,723	473,750
Jack-ups	21,960	30,506	28,078	56,827
Other	(7,111)	(8,071)	(8,511)	(12,916)
Reimbursable expenses, net	563	485	1,129	1,023
Depreciation	(101,175)	(100,746)	(202,348)	(198,148)
General and administrative expense	(16,372)	(16,849)	(34,097)	(33,503)
Bad debt recovery	1,700	2,798	10,147	3,898
Gain on disposition of assets	1,240	149	3,881	1,033

Total Operating Income	$367,596	$345,807	$686,861	$772,484

Other income (expense):
Interest income	1,091	477	1,541	1,759
Interest expense	(22,226)	(21,333)	(44,270)	(43,654)
Foreign currency transaction loss	(1,555)	(3,991)	(3,161)	(3,530)
Other, net	(880)	(34)	(96)	(121)

Income before income tax expense	344,026	320,926	640,875	726,938
Income tax expense	(77,440)	(96,533)	(123,677)	(211,692)

NET INCOME	$266,586	$224,393	$517,198	$515,246

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Operating Income. Operating income during the second quarter of 2011 increased $21.8 million, or 6%, compared to the same period of 2010. Contract drilling revenue during the second quarter of 2011 increased $57.9 million, or 7%, compared to the second quarter of 2010, primarily as a result of an increase in average utilization of our high-specification floaters from 69% during the second quarter of 2010 to 94% during the second quarter of 2011, partially offset by a decline in contract drilling revenues earned by the remainder of our fleet. Revenue generated by our domestic and international high-specification floater rigs increased an aggregate $111.9 million, or 33%, while revenue for our combined semisubmersible and jack-up fleets decreased $32.3 million and $21.7 million, or 8% and 26%, respectively, during the second quarter of 2011 compared to the same quarter in 2010. Results for the second quarter of 2011 reflected the return to work of three of our high specification floaters (two in international markets and one in the GOM) after being idled during the second quarter of 2010 following the Macondo incident in the GOM, as well as revenue generated by the newest addition to our floater fleet, the Ocean Valor, which began operating under contract offshore Brazil in the fourth quarter of 2010. In contrast, subsequent to the second quarter of 2010, we cold stacked two additional intermediate semisubmersible rigs and one jack-up rig, which negatively impacted revenue during the second quarter of 2011. Total contract drilling expense increased $36.2 million, or 10%, during the second quarter of 2011, compared to the second quarter of 2010, and included normal operating costs for the Ocean Valor, as well as increased amortized mobilization costs and higher other operating costs associated with rigs operating internationally rather than domestically.
     Income Tax Expense. Our estimated annual effective tax rate for the three months ended June 30, 2011 was 21.6%, compared to the 29.2% estimated annual effective tax rate for the same period in 2010. The lower effective tax rate in the current quarter is partially the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to our lower effective tax rate in the 2011 quarter, compared to the prior year quarter, was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law by the President of the United States on December 17, 2010. This provision allows us to defer recognition of certain foreign earnings for U.S. income tax purposes. As a consequence of the extension of the tax law provision in December 2010, we were able to defer the recognition of certain of our foreign earnings for U.S. income taxes purposes in the second quarter of 2011 that we were unable to defer during the second quarter of 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Operating Income. Operating income during the first six months of 2011 decreased $85.6 million, or 11%, compared to the same period of 2010. Revenue generated by our domestic and international high-specification floater rigs increased an aggregate $89.2 million, or 12%, while revenue for our semisubmersible and jackup fleets decreased $33.5 million and $53.4 million, or 4% and 33%, respectively, during the first half of 2011 compared to the first half of 2010. The two newest additions to our floater fleet, the Ocean Courage and Ocean Valor, which began operating under contract late in the first quarter and in the fourth quarter of 2010, respectively, contributed incremental revenue of $88.0 million during the first six months of 2011. However, as of the end of the first half of 2011, we had cold stacked eight rigs, consisting of four intermediate semisubmersible units and four jack-up rigs, including the semisubmersible Ocean Epoch, which was cold stacked in the first quarter of 2011. Total contract drilling expense increased $92.4 million, or 14%, during the first six months of 2011, compared to the same period of 2010, and included a full six months of contract drilling expense for the Ocean Courage and Ocean Valor, as well as increased amortized mobilization costs and higher other operating costs associated with rigs operating internationally rather than domestically.
     In addition, during the first half of 2011, we recovered $8.4 million related to a previously established reserve for bad debt recorded in 2008 related to our operations in the U.K. We also recovered $1.7 million and $3.9 million during the first six months of 2011 and 2010, respectively, related to a reserve established in 2009 related to our operations in Egypt.
     Income Tax Expense. Our estimated annual effective tax rate for the six months ended June 30, 2011 was 21.6%, compared to the 29.2% estimated annual effective tax rate for the same period in 2010. The lower effective tax rate in the current quarter is partially the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to our lower effective tax rate in the 2011 period, compared to the prior year period, was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law by the President of the United States on December 17, 2010. This provision allows us to defer recognition of certain foreign earnings for U.S. income tax purposes. As a consequence of the extension of the tax law provision in December 2010, we were able to defer the recognition of certain of our foreign earnings for U.S. income taxes purposes in the first half of 2011 that we were unable to defer during the first half of 2010.
     As a result of the tax law provision enacted in December 2010, during early 2011, we reassessed our intent to repatriate the earnings of DEAL to the U.S. We no longer intend to repatriate the earnings of DEAL to a U.S. parent but instead we plan to reinvest its earnings internationally through another of our foreign companies. Consequently, we are no longer providing U.S. income taxes on the earnings of DEAL and, during the six months ended June 30, 2011, we reversed approximately $15.0 million of U.S. income taxes provided in prior periods for the earnings of DEAL.
High-Specification Floaters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except days, percentages and average daily
		revenue amounts)
HIGH-SPECIFICATION FLOATERS:
REVENUE EARNING DAYS (1)
GOM	152	341	242	780
Australia/Asia/Middle East	179	103	286	192
Europe/Africa/Mediterranean	273	90	494	180
South America	597	351	1,197	672

UTILIZATION (2)
GOM	84%	87%	67%	80%
Australia/Asia/Middle East	98%	56%	79%	68%
Europe/Africa/Mediterranean	100%	99%	91%	99%
South America	94%	58%	94%	66%

AVERAGE DAILY REVENUE (3)
GOM	$346,300	$364,600	$249,200	$402,900
Australia/Asia/Middle East	388,600	447,500	384,900	449,100
Europe/Africa/Mediterranean	412,200	585,000	409,100	583,100
South America	339,200	306,100	342,800	298,400

CONTRACT DRILLING REVENUE
GOM	$52,641	$124,677	$60,318	$314,797
Australia/Asia/Middle East	71,850	46,179	114,096	86,259
Europe/Africa/Mediterranean	121,427	56,386	220,099	112,707
South America	206,371	113,145	418,842	210,412

Total Contract Drilling Revenue	$452,289	$340,387	$813,355	$724,175

CONTRACT DRILLING EXPENSE
GOM	$21,506	$39,203	$31,875	$81,144
Australia/Asia/Middle East	27,390	12,372	51,946	21,610
Europe/Africa/Mediterranean	40,973	11,232	79,140	22,233
South America	113,590	71,693	221,535	118,668

Total Contract Drilling Expense	$203,459	$134,500	$384,496	$243,655

OPERATING INCOME	$248,830	$205,887	$428,859	$480,520

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
Ocean Confidence	Europe/Africa/Mediterranean (Republic of Congo to Angola)	January 2011

2010:
Ocean Star	GOM to South America (Brazil)	January 2010
Ocean Valor	Completion of construction and relocation from Singapore shipyard to South America (Brazil)	March 2010
Ocean Courage	GOM to South America (Brazil)	March 2010
Ocean Baroness	GOM to South America (Brazil)	March 2010
Ocean America	GOM to Australia/Asia/Middle East (Australia)	March 2010
Ocean Confidence	GOM to Europe/Africa/Mediterranean (Republic of Congo)	August 2010
Ocean Endeavor	GOM to Europe/Africa/Mediterranean (Egypt)	August 2010
Ocean Rover	Australia/Asia/Middle East (Malaysia to Indonesia)	November 2010
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     GOM. Revenue generated by our high-specification floaters operating in the GOM decreased $72.0 million during the second quarter of 2011, compared to the same period in 2010, as a result of 189 fewer revenue earning days ($68.9 million) and a decrease in average daily revenue earned ($2.8 million) during the second quarter of 2011. The decrease in revenue earning days was primarily due to the relocation of two of our high-specification rigs out of the GOM subsequent to the second quarter of 2010 and unplanned downtime for the Ocean Monarch due to a force majeure assertion by one of our customers in the GOM, following the April 2010 Macondo well incident, that was settled in the second quarter of 2011. Contract drilling expense for our high-specification floaters in the GOM decreased $17.7 million for the second quarter of 2011, compared to the second quarter of 2010, primarily due to a $23.7 million reduction in expense attributable to the rigs which were relocated out of the GOM, partially offset by the recognition of $9.8 million in deferred mobilization and contract preparation fees during the second quarter of 2011 associated with the Ocean Monarch’s contract in the GOM that we and the customer mutually agreed to terminate.
     Australia/Asia/Middle East. Revenue from our high-specification rigs operating in the Australia/Asia/Middle East region increased $25.7 million during the second quarter of 2011, compared to the same period of 2010, primarily due to the operation of the Ocean America offshore Australia, which did not begin drilling operations until late in the second quarter of 2010. The favorable effect of 76 incremental revenue earning days in the second quarter of 2011, primarily for the Ocean America, was partially offset by the impact of a decrease in average dayrate earned by the Ocean Rover operating offshore Indonesia during the 2011 quarter compared to the higher dayrate it earned while operating offshore Malaysia in the same period of 2010. Contract drilling expense for our operations in this region increased $15.0 million during the second quarter of 2011 compared to the same period of 2010, primarily due to the inclusion of normal operating and amortized mobilization costs for the Ocean America ($13.7 million).
     Europe/Africa/Mediterranean. Revenue generated by our high-specification floaters operating in the Europe/Africa/Mediterranean region increased $65.0 million during the second quarter of 2011, compared to the same period of 2010, primarily due to 183 incremental revenue earning days during the second quarter of 2011 ($107.0 million), partially offset by lower average daily revenue earned ($47.2 million). Our two additional rigs operating in this region in the second quarter of 2011, the Ocean Endeavor and Ocean Confidence, contributed 182 incremental revenue earning days; however the average dayrates for our rigs operating in this region declined as dayrates for our rigs operating offshore Egypt and the Republic of Congo were lower than the dayrate earned by the Ocean Valiant, which operated offshore Angola during both periods. Contract drilling expense for our operations in this region increased $29.7 million during the second quarter of 2011, compared to the same period of 2010, due to the inclusion of normal operating and amortized mobilization costs for the additional rigs in the region during the 2011 period.
     South America. Revenue earned by our high-specification floaters operating offshore Brazil during the second quarter of 2011 increased $93.2 million, compared to the same period of 2010, primarily due to 246 incremental revenue earning days during the second quarter of 2011 ($75.5 million) and an increase in average daily revenue earned ($19.8 million) compared to the prior year quarter. The increase in revenue earning days during the second quarter of 2011 was primarily the result of the operation of the Ocean Valor and Ocean Baroness offshore Brazil for the majority of the second quarter of 2011 ($57.9 million), compared to the second quarter of 2010 when the rigs were mobilizing from the GOM and undergoing customer acceptance. The Ocean Alliance, which was in the shipyard for a 5-year survey and thruster change out for the entire second quarter of 2010, contributed additional revenue of $33.8 million. Contract drilling expense for our operations in Brazil increased $41.9 million during the second quarter of 2011, compared to the same period in 2010, primarily due to the inclusion of normal operating costs and amortized mobilization costs for the rigs relocated into the region in 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     GOM. Revenue generated by our high-specification floaters operating in the GOM decreased $254.5 million during the first six months of 2011, compared to the same period in 2010, as a result of 538 fewer revenue earning days ($217.0 million) and a decrease in average daily revenue earned ($37.2 million) during the first half of 2011. The decrease in revenue earning days is primarily due to the relocation out of the GOM of six of our high-specification rigs since the first half of 2010 (three to Brazil and one each to Australia, the Republic of Congo and Egypt) and unplanned downtime for the Ocean Monarch due to a force majeure assertion by one of our customers in the GOM which has now been resolved. Contract drilling expense for our high-specification floaters in the GOM for the first half of 2011 decreased $49.3 million, compared to the first half of 2010, reflecting a $54.2 million reduction in expense attributable to rigs which relocated to other regions, partially offset by the recognition of $9.8 million in deferred mobilization and contract preparation fees during the second quarter of 2011 associated with the Ocean Monarch’s contract in the GOM that we and the customer mutually agreed to terminate.
     Australia/Asia/Middle East. Revenue from our high-specification rigs operating in the Australia/Asia/Middle East region increased $27.8 million during the first half of 2011, compared to the same period of 2010, primarily due to 94 incremental revenue earning days in the region, including 96 additional days for the Ocean America, which relocated to Australia in March 2010 and contributed $39.1 million in incremental revenue. The effect on revenue of the incremental revenue earning days was partially offset by the impact of a decrease in average dayrate earned by the Ocean Rover operating offshore Indonesia during the first six months of 2011 ($13.0 million) compared to the previous dayrate it earned operating offshore Malaysia during the same period in 2010. Contract drilling expense for our operations in this region increased $30.3 million during the first half of 2011, compared to the same period of 2010, primarily due to the inclusion of normal operating and amortized mobilization costs for the Ocean America ($28.3 million).
     Europe/Africa/Mediterranean. Revenue and contract drilling expense generated by our high-specification floaters operating in the Europe/Africa/Mediterranean region increased $107.4 million and $56.9 million, respectively, during the first half of 2011, compared to the same period of 2010, primarily due to incremental revenue and expense attributable to our two additional rigs operating in the region. The Ocean Confidence and Ocean Endeavor generated incremental revenue and incurred contract drilling expense of $103.2 million and $56.1 million, respectively, during the first half of 2011.
     South America. Revenue earned by our high-specification floaters operating offshore Brazil during the first half of 2011 increased $208.4 million, compared to the first half of 2010, primarily due to 525 additional revenue earning days during the first six months of 2011 ($156.5 million) and higher average daily revenue earned ($53.2 million). The increase in revenue earning days during the first half of 2011 was the result of additional rigs operating in this region compared to the prior year period. Contract drilling expense for our operations in Brazil increased $102.9 million during the first half of 2011, compared to the same period in 2010, primarily due to the inclusion of normal operating costs and amortized mobilization costs for the relocated rigs for the entire first half of 2011 and higher repair and maintenance costs for the Ocean Quest.

Intermediate Semisubmersibles.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except days, percentages and average daily
		revenue amounts)
INTERMEDIATE SEMISUBMERSIBLES:
REVENUE EARNING DAYS (1)
GOM	90	168	180	266
Mexico	—	77	—	165
Australia/Asia/Middle East	182	239	398	499
Europe/Africa/Mediterranean	268	218	532	398
South America	780	715	1,578	1,422

UTILIZATION (2)
GOM	33%	92%	33%	88%
Mexico	—	84%	—	69%
Australia/Asia/Middle East	50%	66%	55%	69%
Europe/Africa/Mediterranean	98%	80%	98%	73%
South America	95%	87%	97%	87%

AVERAGE DAILY REVENUE (3)
GOM	$200,300	$192,900	$201,600	$195,200
Mexico	—	187,300	—	227,900
Australia/Asia/Middle East	228,500	322,500	249,300	324,700
Europe/Africa/Mediterranean	286,700	305,800	297,400	334,700
South America	274,500	267,800	272,400	259,700

CONTRACT DRILLING REVENUE
GOM	$18,100	$32,464	$36,351	$52,016
Mexico	—	14,379	—	38,131
Australia/Asia/Middle East	41,584	77,064	99,176	162,092
Europe/Africa/Mediterranean	76,812	66,548	158,277	133,085
South America	220,344	198,639	442,535	384,471

Total Contract Drilling Revenue	$356,840	$389,094	$736,339	$769,795

CONTRACT DRILLING EXPENSE
GOM	$4,591	$15,403	$8,770	$21,831
Mexico	93	5,714	165	16,566
Australia/Asia/Middle East	18,353	24,752	41,969	49,576
Europe/Africa/Mediterranean	24,911	28,789	45,654	51,210
South America	90,931	82,788	180,058	156,862

Total Contract Drilling Expense	$138,879	$157,446	$276,616	$296,045

OPERATING INCOME	$217,961	$231,648	$459,723	$473,750

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
Ocean Epoch	Australia/Asia/Middle East (cold stacked February 2011)	February 2011
Ocean General	Australia/Asia/Middle East (Vietnam to Indonesia)	May 2011

2010:
Ocean Voyager	Mexico to GOM (cold stacked June 2010)	March 2010
Ocean New Era	Mexico to GOM (cold stacked September 2010)	August 2010
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     GOM. Revenue and contract drilling expense for our intermediate semisubmersible rigs working in the GOM decreased $14.4 million and $10.8 million, respectively, during the second quarter of 2011, compared to the same quarter of 2010, primarily due to a decrease in utilization of our GOM fleet from 92% in the second quarter of 2010 to 33% in the second quarter of 2011. We currently have only one semisubmersible unit operating in the GOM; two other semisubmersible floaters were cold stacked during 2010 after their return from Mexico.
     Mexico. The Ocean New Era operated offshore Mexico during the second quarter of 2010 and generated revenue and incurred contract drilling expense of $14.4 million and $5.7 million, respectively. The rig was relocated to the GOM and subsequently cold stacked after completing its contract offshore Mexico during the third quarter of 2010.
     Australia/Asia/Middle East. Revenue generated by our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $35.5 million during the second quarter of 2011, compared to the same period of 2010, as a result of 57 fewer revenue earning days ($18.4 million) combined with a decrease in average daily revenue earned ($17.1 million) during the second quarter of 2011. The decrease in revenue during the second quarter of 2011 was primarily the result of fewer revenue earning days in the region due to cold stacking the Ocean Epoch after completion of its contract, as well as a lower contracted dayrate earned by the Ocean Patriot, both of which occurred in the first quarter of 2011. Contract drilling expense decreased $6.4 million during the second quarter of 2011, compared to the same period in 2010, primarily due to reduced costs for the cold stacked Ocean Epoch.
     Europe/Africa/Mediterranean. Revenue earned by our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $10.3 million during the second quarter of 2011, compared to the same period in 2010, primarily due to 50 additional revenue earning days ($15.4 million) partially offset by a reduction in average daily revenue earned ($5.1 million) during the second quarter of 2011. The net increase in revenue earned during the second quarter of 2011 was primarily attributable to 43 incremental revenue earning days for the Ocean Vanguard, which operated for most of the 2011 quarter but was in the shipyard for much of the second quarter of 2010. The favorable impact of the additional revenue earning days in the 2011 quarter was partially offset by a lower contracted dayrate earned by the Ocean Princess as a result of a contract extension during the second quarter of 2011.
     South America. Both revenue earning days and average daily revenue earned by our intermediate semisubmersible fleet working in the South America region increased during the second quarter of 2011, compared to the same quarter of the prior year, and contributed total incremental revenue of $17.2 million and $5.2 million, respectively. The increase in revenue earning days was primarily attributable to the nearly full utilization of the Ocean Winner (Brazil) during the second quarter of 2011 compared to only partial utilization of the rig during the same quarter of 2010, when the rig was undergoing a shipyard project. Contract drilling expense increased $8.1 million during the second quarter of 2011, compared to the prior year quarter, due to higher operating costs in the region, including labor and related costs, repair costs and freight during the second quarter of 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     GOM. Revenue and contract drilling expense for our rigs working in the GOM decreased $15.7 million and $13.1 million, respectively, during the first six months of 2011, compared to the same period of 2010, primarily due to a decrease in utilization of our GOM semisubmersible fleet from 88% in the first half of 2010 to 33% in the first half of 2011. The Ocean Voyager generated $14.6 million in revenue and incurred contract drilling expense of $12.7 million during the first half of 2010 prior to being cold stacked.
     Mexico. Our two intermediate semisubmersible rigs operating offshore Mexico during the first half of 2010 generated revenue and incurred contract drilling expense of $38.1 million and $16.6 million, respectively, prior to being relocated to the GOM after the completion of their contracts offshore Mexico during 2010.
     Australia/Asia/Middle East. Revenue generated by our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $62.9 million during the first half of 2011, compared to the same period of 2010, as a result of 101 fewer revenue earning days ($32.9 million) combined with a decrease in average daily revenue earned ($30.0 million) during the first half of 2011. The decrease in revenue during the first half of 2011 was primarily due to the early 2011 cold stacking of the Ocean Epoch, as well as a lower dayrate earned by the Ocean Patriot. Contract drilling expense decreased $7.6 million during the first half of 2011, compared to the same period of the prior year. Reduced costs for the cold stacked Ocean Bounty and Ocean Epoch were partially offset by increased contract drilling expense for the Ocean Patriot, primarily for personnel-related expenditures, equipment rental and freight.
     Europe/Africa/Mediterranean. Revenue earned by our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $25.2 million during the first six months of 2011, compared to the same period in 2010, primarily due to 134 additional revenue earning days ($45.1 million), partially offset by a reduction in average daily revenue earned ($19.9 million) during the first half of 2011. The net increase in revenue earned during the first half of 2011, compared to the prior year period, was primarily attributable to 93 incremental revenue earning days for the Ocean Nomad ($22.5 million), which was ready stacked for the first three months of 2010, and 42 incremental revenue earning days for the Ocean Vanguard ($16.4 million), which began a shipyard project in mid-May 2010 and did not return to service until the third quarter of 2010. The favorable impact of the additional revenue earning days in 2011 was partially offset by the effect of lower contracted dayrates earned by the Ocean Vanguard and Ocean Princess.
     South America. Both revenue earning days and average daily revenue earned by our intermediate semisubmersible fleet working in the South America region increased during the first half of 2011, compared to the same period of the prior year, and contributed total incremental revenue of $40.2 million and $20.1 million, respectively. The increase in revenue earning days was attributable to the full utilization of the Ocean Guardian (Falkland Islands) and the Ocean Lexington (Brazil) during the first half of 2011, compared to the prior year period when the rigs were mobilizing to their respective operating locations. Utilization for the Ocean Winner increased during the first six months of 2011, compared to the same period of 2010, due to the completion of shipyard projects in late 2010. In addition, during March 2010, the Ocean Winner began operating under a contract extension at a higher dayrate than its previous contract resulting in the generation of $22.0 million in incremental revenue in the first half of 2011 compared to the prior year period. Contract drilling expense increased $23.2 million during the first half of 2011, due to higher operating costs in the region, including labor and related costs, repair costs and freight.

Jack-Ups.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except days, percentages and average daily
	revenue amounts)
JACK-UPS:
REVENUE EARNING DAYS (1)
GOM	169	332	274	582
Mexico	181	178	340	313
Australia/Asia/Middle East	91	182	143	362
Europe/Africa/Mediterranean	182	273	362	500
South America	91	—	150	—

UTILIZATION (2)
GOM	31%	52%	25%	46%
Mexico	100%	98%	94%	86%
Australia/Asia/Middle East	100%	100%	79%	100%
Europe/Africa/Mediterranean	67%	100%	67%	92%
South America	100%	—	83%	—

AVERAGE DAILY REVENUE (3)
GOM	$62,900	$63,200	$63,500	$59,500
Mexico	107,600	135,000	108,200	135,100
Australia/Asia/Middle East	55,200	105,600	58,300	146,500
Europe/Africa/Mediterranean	59,700	62,800	57,400	61,700
South America	135,000	—	137,400	—

CONTRACT DRILLING REVENUE
GOM	$10,626	$20,980	$17,366	$34,612
Mexico	19,498	24,456	36,794	43,188
Australia/Asia/Middle East	5,019	19,220	9,849	53,041
Europe/Africa/Mediterranean	10,863	17,143	20,774	30,891
South America	14,506	424	23,947	440

Total Contract Drilling Revenue	$60,512	$82,223	$108,730	$162,172

CONTRACT DRILLING EXPENSE
GOM	$5,985	$21,062	$12,535	$41,179
Mexico	8,552	9,003	18,397	20,046
Australia/Asia/Middle East	4,235	11,974	9,271	23,736
Europe/Africa/Mediterranean	9,410	9,422	20,306	18,924
South America	10,370	256	20,143	1,460

Total Contract Drilling Expense	$38,552	$51,717	$80,652	$105,345

OPERATING INCOME	$21,960	$30,506	$28,078	$56,827

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
None

2010:
Ocean Shield	Sold	July 2010
Ocean Scepter	GOM to South America (Brazil)	August 2010
Ocean Spartan	Cold stacked (GOM)	September 2010
Three Months Ended June 30, 2011 Compared to Three Months ended June 30, 2010
     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $10.4 million during the second quarter of 2011 compared to the second quarter of 2010. The decrease in revenue during the second quarter of 2011 was primarily the result of 163 fewer revenue earning days ($10.3 million) compared to the prior year quarter, primarily as a result of the relocation of the Ocean Scepter out of the GOM and the cold stacking of the Ocean Spartan, both of which occurred in the third quarter of 2010. Contract drilling expense for our jack-ups in the GOM decreased $15.1 million during the second quarter of 2011, compared to the same period of 2010, consistent with the reduction in revenue.
     Mexico. Revenue earned by our jack-up fleet operating offshore Mexico during the second quarter of 2011 decreased $5.0 million, compared to same quarter of 2010, primarily due to a decrease in average daily revenue earned by the Ocean Summit as a result of a decrease in its contracted dayrates earned beginning in November 2010.
     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $14.2 million during the second quarter of 2011, compared to the same period in 2010, primarily due to 91 fewer revenue earning days as a result of the sale of the Ocean Shield in the third quarter of 2010 ($9.8 million). Revenue generated by the Ocean Sovereign, our only remaining jack-up rig in the region, decreased $4.4 million during the second quarter of 2011, compared to the prior year quarter, due to a decrease in contracted dayrate, combined with the rig working at a reduced repair dayrate during a portion of the second quarter of 2011. Contract drilling expense decreased $7.7 million due to the absence costs for the Ocean Shield in the second quarter of 2011.
     Europe/Africa/Mediterranean. Revenue earned by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $6.3 million during the second quarter of 2011, compared to the same period in 2010, primarily due to a decrease of 91 revenue earning days ($5.7 million) as a result of the completion of the Ocean King’s bareboat charter in the third quarter of 2010.
     South America. Contract drilling revenue and expense for our sole jack-up rig in the region were $14.5 million and $10.4 million, respectively, during the second quarter of 2011. The Ocean Scepter relocated to offshore Brazil in the third quarter of 2010 and began operating under contract in the first quarter of 2011.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $17.2 million during the first six months of 2011, compared to the same period of 2010, primarily due to 308 fewer revenue earning days during the first half of 2011 ($18.3 million), primarily as a result of the relocation of the Ocean Scepter to Brazil and the cold stacking of the Ocean Spartan. Contract drilling expense for our jack-ups in the GOM decreased $28.6 million during the first half of 2011, compared to the same period of 2010, primarily due to such rig relocation and cold stacking, as well as the absence of inspection and related repair costs for the Ocean Columbia during the first half of 2011.
     Mexico. Revenue earned by our jack-up fleet operating offshore Mexico during the first half of 2011 decreased $6.4 million, compared to same period of 2010, primarily due to a decrease in average daily revenue earned ($9.1 million) as a result of a lower dayrate earned by the Ocean Summit. The decrease in revenue for the first six months of 2011 was partially offset by the favorable effect of 27 additional revenue earning days in the 2011 period ($3.7 million) resulting from fewer downtime days for inspections and repairs.

     Australia/Asia/Middle East. Revenue generated by our jack-up rigs operating in the Australia/Asia/Middle East region decreased $43.2 million during the first half of 2011, compared to the same period in 2010, primarily due to the sale of the Ocean Shield in 2010 ($30.3 million). Revenue generated by the Ocean Sovereign decreased $12.9 million during the first half of 2011, compared to the prior year period, due to a lower contracted dayrate beginning in May 2010 combined with 38 days of unpaid downtime, primarily related to weather conditions, during 2011. Contract drilling expense decreased $14.5 million during the first half of 2011, compared to the same period in 2010, primarily due to an absence of costs for the Ocean Shield ($15.2 million).
     Europe/Africa/Mediterranean. Revenue earned by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $10.1 million during the first half of 2011, compared to the same period in 2010, primarily due to a 138-day decrease in revenue earning days ($8.5 million) and a decrease in average daily revenue earned ($1.6 million) during the first half of 2011. The Ocean King, which completed its bareboat charter in Croatia at the end of July 2010, earned revenue of $8.8 million during the first half of 2010. Contract drilling expense increased $1.4 million during the first half of 2011, compared to the same period in 2010, primarily due to higher overhead and repair costs for our three rigs marketed in this region.
     South America. Contract drilling revenue earned and expense incurred by the Ocean Scepter increased $23.5 million and $18.7 million, respectively, during the first half of 2011 compared to same period in 2010. Minimal costs were incurred in the region during the first half of 2010 prior to the rig’s arrival in mid-August 2010.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $285 million credit facility for cash liquidity. See “— $285 Million Revolving Credit Facility.”
     At June 30, 2011, we had $279.9 million in “Cash and cash equivalents” and $700.5 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
     $285 Million Revolving Credit Facility. We maintain a $285 million syndicated, senior unsecured revolving credit facility, or Credit Facility, for general corporate purposes, including loans and performance or standby letters of credit. The Credit Facility, which contains customary covenants, will mature on November 2, 2011, and at this time we have no plans to replace it.
     Based on our current credit ratings at June 30, 2011, the applicable margin on LIBOR loans would have been 0.24%. As of June 30, 2011, there were no loans outstanding under the Credit Facility; however $4.3 million in letters of credit were issued and outstanding under the Credit Facility.
Liquidity and Capital Requirements
     Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures and debt service requirements. We determine the amount of cash required to meet our capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, our ongoing rig equipment replacement and enhancement programs, and our obligations relating to the construction of our new drillships. As a result of our intention to indefinitely reinvest the earnings of our wholly owned subsidiary Diamond Offshore International Limited,or DOIL, to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. However, we believe that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet their respective working capital requirements and capital commitments over the next twelve months. We will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.
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

Contractual Cash Obligations.
     The following table sets forth our contractual cash obligations at June 30, 2011.

	Payments Due By Period
		Less than			After 5
Contractual Obligations	Total	1 year	1 — 3 years	4 — 5 years	years
			(In thousands)
Long-term debt (principal and interest) (1)	$2,647,090	$41,470	$165,876	$652,931	$1,786,813
Construction contracts	1,116,079	—	720,660	395,419	—
Operating leases	3,300	1,900	1,400	—	—

Total obligations	$3,766,469	$43,370	$887,936	$1,048,350	$1,786,813

(1)	See Note 8 “Long-Term Debt” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     In December 2010 and during the first and second quarters of 2011, we entered into three separate turnkey contracts with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of three dynamically positioned, ultra-deepwater drillships with delivery of the first two drillships scheduled for late in the second and fourth quarters of 2013 and the third drillship in the second quarter of 2014. See Note 9 “Commitments and Contingencies — Purchase Obligations” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     At June 30, 2011, we had foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $122.4 million outstanding. See further information regarding these contracts in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     As of June 30, 2011, the total unrecognized tax benefit related to uncertain tax positions was $52.2 million. In addition, we have recorded a liability, as of June 30, 2011, for potential penalties and interest of $29.6 million and $10.8 million, respectively, related to the tax benefit related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at June 30, 2011, except for those related to our direct rig operations, which arise during the normal course of business.
Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of June 30, 2011 in the amount of $72.1 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. We purchased two of these bonds totaling $19.6 million from a related party after obtaining competitive quotes. Agreements relating to approximately $56.8 million of performance bonds can require collateral at any time. As of June 30, 2011, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2011	2012	Thereafter
		(In thousands)
Other Commercial Commitments
Customs bonds	$659	$559	$100	$—
Performance bonds	37,340	10,609	22,864	3,867
Other	34,110	2,960	31,150	—

Total obligations	$72,109	$14,128	$54,114	$3,867

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings would result in higher rates for borrowings under our Credit Facility and could also result in higher interest rates on future debt issuances.

Capital Expenditures.
     We expect to spend approximately $320 million during 2011 on capital expenditures associated with our ongoing rig equipment replacement and enhancement programs and other corporate requirements. During the first half of 2011, we spent approximately $100.5 million toward these programs.
     In addition, in the first half of 2011, we paid $478.3 million to Hyundai as the first of two installment payments for the construction of our three new, ultra-deepwater drillships. The final installments of the contracted price are payable to Hyundai upon delivery of each respective vessel. The total cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion in the aggregate. We also have a fixed-price option from Hyundai for the construction of a fourth drillship that expires September 15, 2011.
     We expect to finance our 2011 capital expenditures through the use of our existing cash balances or internally generated funds.
Off-Balance Sheet Arrangements.
     At June 30, 2011 and December 31, 2010, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2011	2010	Change
		(In thousands)
Net income	$517,198	$515,246	$1,952
Net changes in operating assets and liabilities	(1,369)	(51,896)	50,527
Proceeds from settlement of FOREX contracts designated as accounting hedges	7,231	457	6,774
Deferred tax provision	(15,623)	11,921	(27,544)
Depreciation and other non-cash items, net	216,202	218,577	(2,375)

	$723,639	$694,305	$29,334

     Our cash flows from operations during the first half of 2011 increased $29.3 million compared to the same period in 2010. This increase was primarily due to a decrease in net cash required to satisfy working capital requirements in the first half of 2011 compared to the same period in 2010.
     We used $50.5 million less cash to satisfy our working capital requirements during the first half of 2011 compared to the first half of 2010, primarily due to lower estimated income taxes paid in the U.S. federal jurisdiction. During the first half of 2011, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $49.0 million and $96.5 million, respectively. During the first half of 2010, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $254.5 million and $76.2 million, respectively. Trade and other receivables generated cash of $51.1 million during the first six months of 2011 compared to $109.1 million during the same period of 2010. We used $41.7 million more cash during the first six months of 2011 to satisfy accounts payable and accrued liability needs compared to the first six months of 2010.

Net Cash Used in Investing Activities.

	Six Months Ended June 30,
	2011	2010	Change
		(In thousands)
Purchase of marketable securities	$(3,399,797)	$(2,399,760)	$(1,000,037)
Proceeds from sale and maturities of marketable securities	3,312,089	2,550,088	762,001
Capital expenditures	(100,521)	(221,890)	121,369
Deposits for construction of new rigs	(478,320)	—	(478,320)
Proceeds from disposition of assets	4,205	1,258	2,947
Deposit received on sale of rig	—	18,600	(18,600)

	$(662,344)	$(51,704)	$(610,640)

     Our investing activities used $662.3 million during the first six months of 2011 compared to $51.7 million during the same period in 2010. During the first half of 2011 we purchased marketable securities, net of sales, of $87.7 million compared to net sales of $150.3 million during the same period in 2010. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first half of 2011, we paid $478.3 million to Hyundai as first installments towards the construction of our three drillships. See “Liquidity and Capital Requirements — Contractual Cash Obligations” and “Liquidity and Capital Requirements — Capital Expenditures.”
     We spent approximately $100.5 million during the first six months of 2011 related to our ongoing capital maintenance programs, including rig modifications to meet contractual requirements, compared to $221.9 million during the same period in 2010. Capital expenditures during the first six months of 2010 included commissioning and initial outfitting costs of the Ocean Courage and Ocean Valor.
Net Cash Used in Financing Activities.

	Six Months Ended June 30,
	2011	2010	Change
		(In thousands)
Payment of dividends	$(245,812)	$(489,670)	$243,858
Redemption of zero coupon debentures	—	(4,238)	4,238
Other	—	9	(9)

	$(245,812)	$(493,899)	$248,087

     During the first half of 2011, we paid cash dividends totaling $245.8 million, consisting of regular and special cash dividends of $34.8 million and $211.0 million, respectively. During the first half of 2010, we paid cash dividends totaling $489.7 million, consisting of regular and special cash dividends of $34.8 million and $454.9 million, respectively.
     On July 20, 2011, we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on September 1, 2011 to stockholders of record on August 1, 2011.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the six-month periods ended June 30, 2011 and 2010.
Recently Issued Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 will not have an effect on our financial position, results of operations and cash flows.
     In May 2011, the FASB issued ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are in the process of reviewing the impact of this ASU on our financial statements and will incorporate any additional disclosures in our annual financial statements for the year ending December 31, 2012.
Forward-Looking Statements
     We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations;

•	future uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	future contractual obligations;

•	future operations outside the United States including, without limitation, our operations in Mexico, Egypt and Brazil;

•	effects of the Macondo well blowout, including, without limitation, the impact of the moratorium and its aftermath on drilling in the U.S. Gulf of Mexico, related delays in permitting activities and related regulations and market developments;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows and contract backlog;

•	future regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels, including impacts of the financial crisis and restrictions in the credit market;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects (including, without limitation, our three drillships under construction) and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	asset impairment evaluations;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2011 and December 31, 2010, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2011 and December 31, 2010, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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
     Loans under our $285 million syndicated, senior unsecured revolving Credit Facility bear interest at our option at a rate per annum equal to (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR plus an applicable margin, varying from 0.20% to 0.525%, based on our current credit ratings. As of June 30, 2011 and December 31, 2010, there were no loans outstanding under the Credit Facility (however, $4.3 million and $21.9 million in letters of credit were issued and outstanding under the Credit Facility at June 30, 2011 and December 31, 2010, respectively).
     Our long-term debt, as of June 30, 2011 and December 31, 2010, was denominated in U.S. dollars. Our debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $113.5 million and $117.0 million as of June 30, 2011 and December 31, 2010, respectively. A 100-basis point decrease would result in an increase in market value of $131.3 million and $135.5 million as of June 30, 2011 and December 31, 2010, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange, or FOREX, contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of June 30, 2011, we had FOREX contracts outstanding in the aggregate notional amount of $122.4 million, consisting of $36.9 million in Australian dollars, $66.4 million in Brazilian reais, $17.4 million in British pounds sterling and $1.7 million in Norwegian kroner. These contracts generally settle monthly through December 2011.
     At June 30, 2011, we have presented the fair value of our outstanding FOREX contracts as a current asset of $8.4 million in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets. At December 31, 2010, we have presented the fair value of our outstanding FOREX contracts as a current asset of $4.3 million in “Prepaid expenses and other current assets” and a current liability of $(0.1) million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	June 30,		December 31,		June 30,		December 31,
	2011		2010		2011		2010
			(In thousands)
Interest rate:
Marketable securities	$700,500	(a)	$612,300	(a)	$(500	) (b)	$(1,100	) (b)

Foreign Exchange:
FOREX contracts — receivable positions.	8,400	(c)	4,300	(c)	(23,600	) (d)	(23,500	) (d)
FOREX contracts — liability positions	—	(c)	(100	) (c)	—	(d)	(2,100	) (d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on June 30, 2011 and December 31, 2010.

(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at June 30, 2011 and December 31, 2010.

(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on June 30, 2011 and December 31, 2010.

(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at June 30, 2011 and December 31, 2010, with all other variables held constant.

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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date July 28, 2011	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date July 28, 2011		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through March 15, 2011) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2011).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.