Form 10-Q
period 2011-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2011-10-27
CIK 949039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 20, 2011	Common stock, $0.01 par value per share	139,027,209 shares

DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

PAGE NO.
COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements (Unaudited)	3
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	41

ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION	43

ITEM 6. Exhibits	43

SIGNATURES	44

EXHIBIT INDEX	45
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$348,003	$464,393
Marketable securities	801,931	612,346
Accounts receivable, net of allowance for bad debts	622,949	609,606
Prepaid expenses and other current assets	157,389	177,153

Total current assets	1,930,272	1,863,498
Drilling and other property and equipment, net of accumulated depreciation	4,605,748	4,283,792
Long-term receivable	—	35,361
Other assets	303,215	544,333

Total assets	$6,839,235	$6,726,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,169	$99,236
Accrued liabilities	279,209	469,190
Taxes payable	34,583	57,862

Total current liabilities	372,961	626,288

Long-term debt	1,495,765	1,495,593
Deferred tax liability	519,980	542,258
Other liabilities	189,914	201,133

Total liabilities	2,578,620	2,865,272

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized; 143,944,009 shares issued and 139,027,209 shares outstanding at September 30, 2011; 143,943,624 shares issued and 139,026,824 shares outstanding at December 31, 2010)	1,439	1,439
Additional paid-in capital	1,976,294	1,972,550
Retained earnings	2,406,188	1,998,995
Accumulated other comprehensive gain (loss)	(8,893)	3,141
Treasury stock, at cost (4,916,800 shares at September 30, 2011 and December 31, 2010)	(114,413)	(114,413)

Total stockholders’ equity	4,260,615	3,861,712

Total liabilities and stockholders’ equity	$6,839,235	$6,726,984

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Contract drilling	$861,511	$748,998	$2,520,030	$2,405,175
Revenues related to reimbursable expenses	16,666	50,726	54,032	76,833

Total revenues	878,177	799,724	2,574,062	2,482,008

Operating expenses:
Contract drilling, excluding depreciation	391,369	350,555	1,141,739	1,008,551
Reimbursable expenses	16,206	50,313	52,443	75,397
Depreciation	101,175	99,117	303,523	297,265
General and administrative	14,879	16,999	48,976	50,502
Bad debt expense (recovery)	4,734	(2,048)	(5,413)	(5,946)
Gain on disposition of assets	(463)	(32,392)	(4,344)	(33,425)

Total operating expenses	527,900	482,544	1,536,924	1,392,344

Operating income	350,277	317,180	1,037,138	1,089,664

Other income (expense):
Interest income	2,024	395	3,565	2,154
Interest expense	(15,874)	(22,567)	(60,144)	(66,221)
Foreign currency transaction gain (loss)	(1,442)	3,724	(4,603)	194
Other, net	(136)	(166)	(232)	(287)

Income before income tax expense	334,849	298,566	975,724	1,025,504

Income tax expense	(77,995)	(100,042)	(201,672)	(311,734)

Net income	$256,854	$198,524	$774,052	$713,770

Income per share:
Basic	$1.85	$1.43	$5.57	$5.13

Diluted	$1.85	$1.43	$5.57	$5.13

Weighted-average shares outstanding:
Shares of common stock	139,027	139,027	139,027	139,026
Dilutive potential shares of common stock	14	10	21	55

Total weighted-average shares outstanding	139,041	139,037	139,048	139,081

Cash dividends declared per share of common stock	$0.875	$0.875	$2.625	$4.375

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$774,052	$713,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	303,523	297,265
Gain on disposition of assets	(4,344)	(33,425)
(Gain) loss on sale of marketable securities, net	(780)	5
Gain on foreign currency forward exchange contracts	(9,593)	(1,924)
Deferred tax provision	(15,798)	14,918
Accretion of discounts on marketable securities	(39)	(421)
Amortization of debt issuance costs	659	665
Amortization of debt discounts	172	222
Stock-based compensation expense	3,749	4,821
Deferred income, net	(46,127)	41,768
Deferred expenses, net	62,836	(77,372)
Other assets, noncurrent	(165)	7,804
Other liabilities, noncurrent	964	10,413
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	9,593	1,924
Changes in operating assets and liabilities:
Accounts receivable	20,055	141,726
Prepaid expenses and other current assets	(20,137)	(16,023)
Accounts payable and accrued liabilities	(43,845)	10,146
Taxes payable	44,368	(166,389)

Net cash provided by operating activities	1,079,143	949,893

Investing activities:
Capital expenditures (including rig construction)	(643,305)	(312,995)
Proceeds from disposition of assets, net of disposal costs	5,128	186,333
Proceeds from sale and maturities of marketable securities	4,862,108	3,700,176
Purchases of marketable securities	(5,051,538)	(4,099,525)

Net cash used in investing activities	(827,607)	(526,011)

Financing activities:
Redemption of zero coupon debentures	—	(4,238)
Payment of dividends	(367,930)	(611,668)
Other	4	41

Net cash used in financing activities	(367,926)	(615,865)

Net change in cash and cash equivalents	(116,390)	(191,983)
Cash and cash equivalents, beginning of period	464,393	376,417

Cash and cash equivalents, end of period	$348,003	$184,434

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
     As of October 20, 2011, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.
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
     We classify our investments in marketable securities as available for sale, and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gain” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense) — Other, net.”
     The effect of exchange rate changes on cash balances held in foreign currencies was not material for the nine months ended September 30, 2011 and 2010.

Provision for Bad Debts
     We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. In establishing these reserves, we consider historical and other factors that predict collectability, including write-offs, recoveries and the monitoring of credit quality. Such provision is reported as a component of “Operating expenses” in our Consolidated Statements of Operations. See Note 2.
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
     Realized gains or losses upon settlement of derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three-month and nine-month periods ended September 30, 2011 and 2010, we recognized no foreign currency transaction gain (loss) attributable to FOREX contracts not designated as cash flow hedges. See Notes 5 and 6.
Capitalized Interest
     We capitalize interest cost for the construction and upgrade of qualifying assets. Commencing in August 2011, we began capitalizing interest on qualifying expenditures related to the construction of three drillships with expected deliveries in 2013 and 2014. There were no qualifying expenditures during the nine months ended September 30, 2010. See Note 7.
     A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Total interest cost including amortization of debt issuance costs	$20,364	$22,567	$64,634	$66,221
Capitalized interest	(4,490)	—	(4,490)	—

Total interest expense as reported	$15,874	$22,567	$60,144	$66,221

Property, Plant and Equipment
     We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. Depreciation is amortized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives. During the nine months ended September 30, 2011 and the year ended December 31, 2010, we capitalized $136.3 million and $379.8 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $50 million per project.
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
     Based on these assumptions and estimates, we develop a matrix using several different utilization/dayrate scenarios, to each of which we have assigned a probability of occurrence. The sum of our utilization scenarios (which include active, warm stacked and cold stacked) and probability of occurrence scenarios both equal 100% in the aggregate. We reevaluate our cold-stacked rigs annually, and we update the matrices for each of our cold stacked rigs at each year end and modify our assumptions giving consideration to the length of time the rig has been cold stacked, the current and expected market for the type of rig and expectations of future oil and gas prices. Further, to test sensitivity, we consider the impact of a 5% reduction in assumed dayrates for the cold-stacked rigs (holding all other assumptions and estimates in the model constant). We would not necessarily record an impairment if the sensitivity analysis indicated potential cash flows would be insufficient to recover our carrying value. We would assess other qualitative factors including industry, regulatory and other relevant conditions to determine whether an impairment or further disclosure is warranted.
     As of September 30, 2011, we had eight cold stacked rigs with an aggregate net book value of approximately $87.6 million. Of our cold stacked rigs, four were jack-up rigs, consisting of three mat-supported rigs and one independent-leg, cantilevered rig (all in the U.S. Gulf of Mexico, or GOM), and four were intermediate semisubmersible rigs (two in the GOM and two in Malaysia), including the Ocean Epoch, which was cold stacked in the first quarter of 2011. As of December 31, 2010, we had seven cold stacked rigs with an aggregate net book value of approximately $78.0 million. We performed an impairment review for each of these rigs using the methodology described above. Based on our analyses, we have concluded that these rigs were not subject to impairment at September 30, 2011 and December 31, 2010, respectively.
     Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.
Comprehensive Income
     A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$256,854	$198,524	$774,052	$713,770
Other comprehensive gains (losses), net of tax:
FOREX contracts:
Unrealized holding (loss) gain	(11,221)	3,608	(3,538)	348
Reclassification adjustment for loss (gain) included in net income	(3,115)	(116)	(8,064)	(845)
Investments in marketable securities:
Unrealized holding (loss) gain	(55)	(9)	(54)	(31)
Reclassification adjustment for loss (gain) included in net income	1	13	(378)	14

Comprehensive income	$242,464	$202,020	$762,018	$713,256

Foreign Currency
     Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. For the three-month and nine-month periods ended September 30, 2011, we recognized net foreign currency transaction (losses) of $(1.4) million and $(4.6) million, respectively. For the three-month and nine-month periods ended September 30, 2010, we recognized net foreign currency transaction gains of $3.7 million and $0.2 million, respectively. See Note 5.

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
Income Taxes
     Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary which we wholly own. Since forming this subsidiary in 2002, it has been our intention to indefinitely reinvest the earnings of the subsidiary to finance foreign activities. Consequently, no U.S. federal income taxes have been provided on these earnings except to the extent that such earnings were immediately subject to U.S. federal income taxes and except for the earnings of Diamond East Asia Limited, or DEAL, a wholly-owned subsidiary of DOIL. It had been our intention to repatriate the earnings of DEAL to the U.S. and, accordingly, we provided U.S. income taxes on its earnings. However, a tax law provision that expired at the end of 2009, but was subsequently signed back into law by the President of the United States on December 17, 2010, in conjunction with our decisions in late 2010 and the first half of 2011 to build three new drillships overseas, caused us to reassess our intent to repatriate the earnings of DEAL to the U.S. We now plan to reinvest the earnings of DEAL internationally through another of our foreign companies, and consequently, we are no longer providing U.S. income taxes on its earnings. During the nine months ended September 30, 2011, we reversed approximately $15.0 million of U.S. income taxes that had been provided in prior periods for the earnings of DEAL.
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
     In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We will incorporate any additional disclosures in our annual financial statements for the year ending December 31, 2012.

2. Supplemental Financial Information
Consolidated Balance Sheet Information
     Accounts receivable, net of allowance for bad debts, consists of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)

Trade receivables	$621,012	$633,224
Value added tax receivables	6,952	5,003
Unbilled third party claims	445	45
Related party receivables	2,443	538
Other	264	2,704

	631,116	641,514
Allowance for bad debts	(8,167)	(31,908)

Total	$622,949	$609,606

     In September 2011, we recorded a $5.7 million provision for bad debts to reserve a portion of the uncollected balance of receivables from one of our current customers in Egypt. During the three-month and nine-month periods ended September 30, 2011, we recovered $1.0 million and $11.1 million, respectively, in previously reserved bad debts. Recoveries during the first nine months of 2011 included $8.5 million in final payments from a previous customer in the North Sea and $2.6 million from another customer in Egypt for whom we no longer work. In addition, during 2011, we offset $18.4 million in previously reserved trade receivables against the allowance for bad debts as we had exhausted all methods of recovery against the North Sea customer.
     During the three-month and nine-month periods ended September 30, 2010, we recovered $2.0 million and $5.9 million, respectively, in previously reserved bad debts. Recoveries during the first nine months of 2010 included $1.0 million from a previous customer in the North Sea and $4.9 million from a previous customer in Egypt. No allowances were deemed necessary for the three-month and nine-month periods ended September 30, 2010.
     Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)

Rig spare parts and supplies	$50,857	$50,288
Deferred mobilization costs	60,005	76,868
Prepaid insurance	20,409	9,587
Deferred tax assets	9,557	9,557
Deposits	1,574	827
Prepaid taxes	5,515	20,347
FOREX contracts	236	4,326
Other	9,236	5,353

Total	$157,389	$177,153

     Accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)

Accrued capital project/upgrade costs	$11,905	$28,947
Payroll and benefits	69,741	76,041
Deferred revenue	47,149	69,825
Rig operating expenses	92,944	81,820
Interest payable	29,617	21,219
Personal injury and other claims	8,955	11,758
Accrued drillship construction installment	—	154,427
Other	18,898	25,153

Total	$279,209	$469,190

     At December 31, 2010, we had accrued the first installment payable under a turnkey construction agreement with Hyundai Heavy Industries Co., Ltd., or Hyundai, of $154.4 million and recorded the related noncurrent asset in an equal amount in “Other assets” in our Consolidated Balance Sheets. See Notes 7 and 9.
Consolidated Statement of Cash Flows Information
     We paid interest on long-term debt totaling $54.0 million and $54.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2010, we paid $0.9 million in interest on assessments from the Internal Revenue Service.
     We made estimated U.S. federal income tax payments of $64.0 million and $362.5 million during the nine-month periods ended September 30, 2011 and 2010, respectively. We paid $121.9 million and $88.5 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2011 and 2010, respectively. We paid state income taxes, net of refunds, of $0.2 million and $1.0 million during the nine months ended September 30, 2011 and 2010, respectively.
     Capital expenditures for the nine months ended September 30, 2011 included $28.9 million that was accrued but unpaid at December 31, 2010. Capital expenditures for the nine months ended September 30, 2010 included $64.9 million that was accrued but unpaid at December 31, 2009. Capital expenditures that were accrued but not paid as of September 30, 2011 totaled $11.9 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at September 30, 2011.
3. Earnings Per Share
     A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income — basic (numerator):	$256,854	$198,524	$774,052	$713,770
Effect of dilutive potential shares Convertible debentures	—	—	—	56

Net income including conversions — diluted (numerator)	$256,854	$198,524	$774,052	$713,826

Weighted average shares — basic (denominator):	139,027	139,027	139,027	139,026
Effect of dilutive potential shares Convertible debentures	—	—	—	28
Stock options and stock appreciation rights.	14	10	21	27

Weighted average shares including conversions — diluted (denominator)	139,041	139,037	139,048	139,081

Earnings per share:
Basic	$1.85	$1.43	$5.57	$5.13

Diluted	$1.85	$1.43	$5.57	$5.13

The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Employee and director:
Stock options	19	19	10	9
Stock appreciation rights	815	621	719	579

4. Marketable Securities
     We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.
     Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2011
	Amortized	Unrealized	Market
	Cost	Gain (Loss)	Value
	(In thousands)

U.S. Treasury Bills (due within one year)	$801,543	$(79)	$801,464
Mortgage-backed securities	425	42	467

Total	$801,968	$(37)	$801,931

	December 31, 2010
	Amortized	Unrealized	Market
	Cost	Gain	Value
	(In thousands)

U.S. Treasury Bills (due within one year)	$599,965	$15	$599,980
Corporate bonds	11,200	560	11,760
Mortgage-backed securities	553	53	606

Total	$611,718	$628	$612,346

     Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Proceeds from sales	$19	$88	$12,108	$176
Proceeds from maturities	1,550,000	1,150,000	4,850,000	3,700,000
Gross realized gains	—	—	784	—
Gross realized losses	(1)	(3)	(3)	(5)
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
     During the nine months ended September 30, 2011 and 2010, we settled FOREX contracts with an aggregate notional value of approximately $224.8 million and $251.1 million, respectively, all of which were designated as accounting hedges. During the nine-month periods ended September 30, 2011 and 2010, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.
     The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Location of Gain (Loss)	2011	2010	2011	2010
Recognized in Income	(In thousands)
Contract drilling expense	$2,362	$1,467	$9,593	$1,924
     As of September 30, 2011, we had FOREX contracts outstanding in the aggregate notional amount of $191.0 million, consisting of $30.7 million in Australian dollars, $102.9 million in Brazilian reais, $33.6 million in British pounds sterling, $10.9 million in Mexican pesos and $12.9 million in Norwegian kroner. These contracts generally settle monthly through March 2012. As of September 30, 2011, all outstanding derivative contracts had been designated as cash flow hedges. See Note 6.
     The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at September 30, 2011 and December 31, 2010.

	Fair Value		Balance Sheet Location	Fair Value
	September 30,	December 31,		September 30,	December 31,
Balance Sheet Location	2011	2010		2011	2010
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$236	$4,326	Accrued liabilities	$(13,880)	$(121)

     The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2011 and 2010.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Amount of gain (loss) recognized in AOCGL on derivative (effective portion)	$(17,263)	$5,550	$(5,443)	$535

Location of gain (loss) reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense	Contract drilling expense	Contract drilling expense

Amount of gain (loss) reclassified from AOCGL into income (effective portion)	$4,792	$178	$12,407	$1,300

Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)

Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	$—	$—	$—	$—
     As of September 30, 2011, the estimated amount of net unrealized gains associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $13.6 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.
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
     Most of our investments in debt securities are U.S. government securities with minimal credit risk. However, we are exposed to market risk due to price volatility associated with interest rate fluctuations.
     Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. Our two customers in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government) and OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company), accounted for $143.6 million and $62.4 million, or 23% and 10%, respectively, of our total consolidated gross trade accounts receivable balances as of September 30, 2011, and $180.8 million and $52.4 million, or 29% and 8%, respectively, as of December 31, 2010.
     In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Historically, we have not experienced significant losses on our trade receivables. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. Our allowance for bad debts was $8.2 million and $31.9 million at September 30, 2011 and December 31, 2010, respectively. See Note 2.

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
     At September 30, 2011, $102.7 million was payable to us from the NPI. Based on current production payout estimates, we expect to collect the entire $102.7 million receivable within the next twelve months and have presented this amount in “Accounts receivable, net of allowance for bad debts” in our Consolidated Balance Sheets. At September 30, 2011, we believe that collectability of the amount owed pursuant to the NPI arrangement was reasonably assured.
     At December 31, 2010, $85.0 million was payable to us from the NPI, of which $49.6 million and $35.4 million are presented as “Accounts receivable, net of allowance for bad debts” and “Long-term receivable,” respectively, in our Consolidated Balance Sheets.
Fair Values
     The amounts reported in our Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, forward exchange contracts and accounts payable approximate fair value. Fair values and related carrying values of our debt instruments are shown below.

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
		(In millions)
4.875% Senior Notes	$276.3	$249.8	$270.0	$249.7
5.15% Senior Notes	272.8	249.8	271.1	249.7
5.70% Senior Notes	540.7	496.8	493.1	496.8
5.875% Senior Notes	579.2	499.4	550.9	499.4
     We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management as of September 30, 2011 and December 31, 2010, respectively. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value:
•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Marketable securities — The fair values of the debt securities, including residential mortgage-backed securities, available for sale were based on the quoted closing market prices on September 30, 2011 and December 31, 2010, respectively.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Forward exchange contracts — The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2011 and December 31, 2010, respectively.

•	Long-term receivable — The carrying amount approximates fair value based on the nature of the instrument.

•	Long-term debt — The fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 is based on the quoted market prices from brokers of these instruments.
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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at September 30, 2011 consisted of cash held in money market funds of $327.2 million and investments in U.S. Treasury securities of $801.5 million. Our Level 1 assets at December 31, 2010 consisted of cash held in money market funds of $442.2 million and investments in U.S. Treasury Bills of $600.0 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.
     Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period.
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2011

	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
		(In thousands)
Assets:
Short-term investments	$1,128,624	$—	$—	$1,128,624
FOREX contracts	—	236	—	236
Mortgage-backed securities	—	467	—	467

Total assets	$1,128,624	$703	$—	$1,129,327

Liabilities:
FOREX contracts	$—	$(13,880)	$—	$(13,880)

	December 31, 2010

	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
		(In thousands)
Assets:
Short-term investments	$1,042,224	$—	$—	$1,042,224
FOREX contracts	—	4,327	—	4,327
Corporate bonds	—	11,760	—	11,760
Mortgage-backed securities	—	606	—	606

Total assets	$1,042,224	$16,693	$—	$1,058,917

Liabilities:
FOREX contracts	$—	$(121)	$—	$(121)

7. Drilling and Other Property and Equipment
     Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Drilling rigs and equipment	$7,298,695	$7,163,196
Construction work-in-progress	483,046	—
Land and buildings	60,449	56,536
Office equipment and other	47,622	44,689

Cost	7,889,812	7,264,421
Less: accumulated depreciation	(3,284,064)	(2,980,629)

Drilling and other property and equipment, net	$4,605,748	$4,283,792

     In August 2011, we transferred $478.3 million in deposits related to the construction of three drillships, of which $154.4 million had been accrued at December 31, 2010, from “Other assets” in our Consolidated Balance Sheets into construction work-in-progress and commenced capitalization of interest on qualifying expenditures. See Notes 1 and 2.
8. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
5.15% Senior Notes (due 2014)	$249,795	$249,745
4.875% Senior Notes (due 2015)	249,765	249,724
5.875% Senior Notes (due 2019)	499,398	499,351
5.70% Senior Notes (due 2039)	496,807	496,773

Total	$1,495,765	$1,495,593

     The aggregate annual maturities of long-term debt are as follows:

(Dollars in thousands)
2012	$—
2013	—
2014	249,795
2015	249,765
2016	—
Thereafter	996,205

Total	$1,495,765

     On October 12, 2011, we terminated our $285 million syndicated, senior unsecured revolving credit facility.
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
     Litigation. We are one of several unrelated defendants in 30 lawsuits filed in Louisiana and Mississippi state courts alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The manufacture and use of asbestos-

containing drilling mud had already ceased before we acquired any of the drilling rigs addressed in these lawsuits. We believe that we are not liable for the damages asserted and we expect to receive complete defense and indemnity with respect to a majority of the lawsuits from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. We also believe that we are not liable for the damages asserted in the remaining lawsuits pursuant to the terms of our 1989 asset purchase agreement with Diamond M Corporation, and we have filed a declaratory judgment action in Texas state court against NuStar Energy LP, the successor to Diamond M Corporation, seeking a judicial determination that we did not assume liability for these claims. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material adverse effect on our financial condition, results of operations and cash flows.
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
     Personal Injury Claims. Our deductibles for marine liability coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million per the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate reserve for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate reserve to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2011, our estimated liability for personal injury claims was $36.2 million, of which $8.4 million and $27.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2010, our estimated liability for personal injury claims was $35.0 million, of which $11.1 million and $23.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:
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
     The contracted price of each drillship is payable in two installments. The first installments, aggregating $478.3 million, were paid in the first and second quarters of 2011 and are reported in “Drilling and other property and equipment, net of accumulated depreciation” in our Consolidated Balance Sheets as construction work-in-progress. At September 30, 2011 and December 31, 2010, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.
     Letters of Credit and Other. We were contingently liable as of September 30, 2011 in the amount of $65.1 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. At September 30, 2011, two of our outstanding bonds, totaling $19.6 million, had been purchased from a related party after obtaining competitive quotes. Agreements relating to approximately $51.6 million of performance bonds can require collateral at any time. As of September 30, 2011, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

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
     Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
High-Specification Floaters	$464,512	$305,335	$1,277,867	$1,029,510
Intermediate Semisubmersibles	350,409	380,438	1,086,748	1,150,233
Jack-ups	46,540	63,133	155,270	225,305
Other	50	92	145	127

Total contract drilling revenues	861,511	748,998	2,520,030	2,405,175
Revenues related to reimbursable expenses	16,666	50,726	54,032	76,833

Total revenues	$878,177	$799,724	$2,574,062	$2,482,008

Geographic Areas
     Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2011, our drilling rigs were en route to or located offshore eleven countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
United States	$93,870	$146,229	$245,365	$573,796

International:
South America	454,350	318,117	1,339,674	913,440
Australia/Asia/Middle East	121,450	181,550	344,572	482,942
Europe/Africa/Mediterranean	198,551	120,113	597,701	396,796
Mexico	9,956	33,715	46,750	115,034

Total revenues	$878,177	$799,724	$2,574,062	$2,482,008

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. Our current fleet of 46 offshore drilling rigs consists of 32 semisubmersibles, 13 jack-ups and one drillship. We currently have three drillships on order. The Ocean BlackHawk and Ocean BlackHornet are expected to be delivered late in the second and fourth quarters of 2013, respectively. The third drillship, the Ocean BlackRhino, is expected to be delivered at the end of the second quarter of 2014.
     Of our fleet, eight rigs are currently cold stacked, consisting of four intermediate semisubmersibles (two in the U.S. Gulf of Mexico, or GOM, and two in Malaysia) and four jack-up rigs (all in the GOM). We are preparing to stack an additional jack-up rig, the Ocean Sovereign, in the fourth quarter of 2011.
Overview
Industry Conditions
     U.S. Gulf of Mexico — The drilling moratorium in the GOM was lifted in the fourth quarter of 2010; however, the return of deepwater drilling activity to pre-Macondo levels has been hampered by the continued slow issuance of oil and gas drilling permits despite improvements in the permit application process. Absent an increase in permitting activity, weakness in the GOM market is likely to continue throughout the remainder of 2011 and into 2012, with the possibility of additional rigs being cold stacked by us and others in the industry, as well as rigs leaving the GOM for international opportunities. We are unable to predict when or if the pace of permitting in the GOM will return to pre-Macondo levels.
     Since the Macondo well blowout, new rules for oil and gas operations on the Outer Continental Shelf have been implemented, including new standards for well design, casing and cementing and well control procedures, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive safety and environmental management system, or SEMS. New regulations continue to be announced, including recently proposed rules regarding employee training, engaging personnel in safety management and requiring third party audits of SEMS programs.
Our Fleet
     As of the date of this report, we are actively marketing three rigs in the GOM market, consisting of two semisubmersible rigs and one jack-up rig. Given the ongoing uncertainty with respect to drilling activity in the GOM, we are continuing to actively seek international opportunities to employ our rigs outside the GOM. However, we can provide no assurance that we will be successful in our efforts to employ our remaining impacted rigs in the GOM or elsewhere in the near term.
     As of October 17, 2011, our contract backlog was approximately $8.1 billion, of which our contracts in the GOM and Brazil represented approximately $2.0 billion, or 25%, and $4.6 billion, or 56%, respectively.
     Floaters
     Our intermediate and high-specification floater rigs, both domestic and international, accounted for approximately 95% of our contract drilling revenue during the third quarter of 2011. This market remains stable with industry floater utilization reportedly nearing 90%. Approximately 84% of the time for our intermediate and high-specification floater rigs is committed for the remainder of 2011. Additionally, 61% of the time on our floating rigs is committed in 2012.

     Jack-ups
     As a result of a recent increase in tender activity in the Mexican Gulf of Mexico, we received new term contracts, totaling 3.8 years and $163.0 million, on two jack-up units previously working offshore in the GOM and in Brazil, the Ocean Titan and Ocean Scepter, respectively. These rigs are scheduled to commence operations in the fourth quarter of 2011 and the first quarter of 2012, respectively. Additional tendering activity is ongoing.
Contract Drilling Backlog
     The following table reflects our contract drilling backlog as of October 17, 2011, February 1, 2011 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2010) and October 18, 2010 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 17,	February 1,	October 18,
	2011	2011	2010(4)
		(In thousands)
Contract Drilling Backlog
High-Specification Floaters (1)	$5,652,000	$3,838,000	$4,371,000
Intermediate Semisubmersibles (2)	2,195,000	2,700,000	3,009,000
Jack-ups (3)	290,000	107,000	122,000

Total	$8,137,000	$6,645,000	$7,502,000

(1)	Contract drilling backlog as of October 17, 2011 for our high-specification floaters includes (i) $3.0 billion attributable to our contracted operations offshore Brazil for the years 2011 to 2016 and (ii) $2.0 billion attributable to our contracted operations in the GOM for the years 2011 to 2019, including $1.8 billion in the aggregate for the years 2013 to 2019 attributable to contracts for two of our drillships under construction.

(2)	Contract drilling backlog as of October 17, 2011 for our intermediate semisubmersibles includes $1.6 billion attributable to our contracted operations offshore Brazil for the years 2011 to 2015.

(3)	Contract drilling backlog as of October 17, 2011 for our jack-ups includes $5.0 million attributable to our contracted operations in the GOM during 2011.

(4)	Contract drilling backlog as of October 18, 2010 included $394.0 million attributable to a contract for the Ocean Monarch that we and the customer mutually agreed to terminate in May 2011.

     The following table reflects the amount of our contract drilling backlog by year as of October 17, 2011.

	For the Years Ending December 31,
	Total	2011(1)	2012	2013	2014 - 2019
			(In thousands)
Contract Drilling Backlog
High-Specification Floaters (2)	$5,652,000	$400,000	$1,157,000	$1,104,000	$2,991,000
Intermediate Semisubmersibles (3)	2,195,000	268,000	864,000	581,000	482,000
Jack-ups (4)	290,000	29,000	137,000	97,000	27,000

Total	$8,137,000	$697,000	$2,158,000	$1,782,000	$3,500,000

(1)	Represents a three-month period beginning October 1, 2011.

(2)	Contract drilling backlog as of October 17, 2011 for our high-specification floaters includes (i) $188.0 million, $779.0 million and $863.0 million for the years 2011 to 2013, respectively, and $1.2 billion in the aggregate for the years 2014 to 2016, attributable to our contracted operations offshore Brazil and (ii) $33.0 million, $78.0 million and $138.0 million for the years 2011 to 2013, respectively, and $1.8 billion in the aggregate for the years 2014 to 2019 attributable to our contracted operations in the GOM.

(3)	Contract drilling backlog as of October 17, 2011 for our intermediate semisubmersibles includes $172.0 million, $536.0 million and $402.0 million for the years 2011 to 2013, respectively, and $454.0 million in the aggregate for the years 2014 to 2015, attributable to our contracted operations offshore Brazil.

(4)	Contract drilling backlog as of October 17, 2011 for our jack-ups includes $5.0 million for 2011 attributable to our contracted operations in the GOM.
     The following table reflects the percentage of rig days committed by year as of October 17, 2011. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the final commissioning dates for the Ocean BlackHawk and Ocean BlackHornet and does not include available days for the Ocean BlackRhino.

	For the Years Ending December 31,
	2011(1)	2012	2013	2014 - 2019

Rig Days Committed (2)
High-Specification Floaters	99%	73%	63%	19%
Intermediate Semisubmersibles	72%	52%	33%	4%
Jack-ups	38%	28%	20%	1%

(1)	Represents a three-month period beginning October 1, 2011.

(2)	Includes approximately 530 and 780 scheduled shipyard, survey and mobilization days for 2011 and 2012, respectively, and also includes 125 final commissioning and mobilization days for each of the years 2013 and 2014 for the Ocean BlackHawk and Ocean BlackHornet.
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
     During the remainder of 2011, five of our rigs will require or complete 5-year surveys, and we expect that they will be out of service for approximately 120 rig days in the aggregate. We also expect to spend an additional approximately 430 rig days during 2011 for intermediate surveys, the mobilization of rigs, contract preparation activities and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. Fluctuations between periods in the number of surveys performed and the amount of downtime associated with those surveys could have a material impact on our results of operations. See “ — Overview — Contract Drilling Backlog.”
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
Critical Accounting Estimates
     Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to these policies during the nine months ended September 30, 2011 except that we no longer expect to repatriate the earnings of Diamond East Asia Limited, or DEAL, to the U.S. Accordingly, we are no longer providing U.S. income taxes on its earnings and have reversed U.S. income taxes on its earnings provided in previous years. For further discussion, see Note 1 “General Information” to our Consolidated Financial Statements in Item 1 of Part I of this report.

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
Three and Nine Months Ended September 30, 2011 and 2010
     Comparative data relating to our revenue and operating expenses by equipment type are listed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
CONTRACT DRILLING REVENUE
High-Specification Floaters	$464,512	$305,335	$1,277,867	$1,029,510
Intermediate Semisubmersibles	350,409	380,438	1,086,748	1,150,233
Jack-ups	46,540	63,133	155,270	225,305
Other	50	92	145	127

Total Contract Drilling Revenue	$861,511	$748,998	$2,520,030	$2,405,175

Revenues Related to Reimbursable Expenses	$16,666	$50,726	$54,032	$76,833

CONTRACT DRILLING EXPENSE
High-Specification Floaters	$188,071	$148,503	$572,568	$392,158
Intermediate Semisubmersibles	153,416	154,731	430,031	450,776
Jack-ups	43,281	43,940	123,933	149,285
Other	6,601	3,381	15,207	16,332

Total Contract Drilling Expense	$391,369	$350,555	$1,141,739	$1,008,551

Reimbursable Expenses	$16,206	$50,313	$52,443	$75,397

OPERATING INCOME
High-Specification Floaters	$276,441	$156,832	$705,299	$637,352
Intermediate Semisubmersibles	196,993	225,707	656,717	699,457
Jack-ups	3,259	19,193	31,337	76,020
Other	(6,551)	(3,289)	(15,062)	(16,205)
Reimbursable expenses, net	460	413	1,589	1,436
Depreciation	(101,175)	(99,117)	(303,523)	(297,265)
General and administrative expense	(14,879)	(16,999)	(48,976)	(50,502)
Bad debt (expense) recovery	(4,734)	2,048	5,413	5,946
Gain on disposition of assets	463	32,392	4,344	33,425

Total Operating Income	$350,277	$317,180	$1,037,138	$1,089,664

Other income (expense):
Interest income	2,024	395	3,565	2,154
Interest expense	(15,874)	(22,567)	(60,144)	(66,221)
Foreign currency transaction gain (loss)	(1,442)	3,724	(4,603)	194
Other, net	(136)	(166)	(232)	(287)

Income before income tax expense	334,849	298,566	975,724	1,025,504
Income tax expense	(77,995)	(100,042)	(201,672)	(311,734)

NET INCOME	$256,854	$198,524	$774,052	$713,770

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     Operating Income. Total operating income increased $33.1 million, or 10%, during the third quarter of 2011, compared to the same period of 2010, due to a $112.5 million, or 15%, increase in total contract drilling revenue during the third quarter of 2011. The increase in revenue was primarily the result of an increase in average utilization for our high-specification floaters from 55% during the third quarter of 2010 to 93% during the third quarter of 2011 combined with the effect of higher average daily revenue earned during the third quarter of 2011 compared to the prior year quarter. Revenue generated by our domestic and international high-specification floater rigs increased an aggregate $159.2 million, or 52%, during the third quarter of 2011 compared to the third quarter of 2010, reflective of the return to service of three of our high specification floaters after being idled following the Macondo incident in the GOM, as well as revenue generated by the newest addition to our floater fleet, the Ocean Valor, which began operating under contract offshore Brazil in the fourth quarter of 2010. In addition, the Ocean Monarch, which was also idled in the GOM after the Macondo incident, is currently mobilizing to Vietnam where it is expected to begin working under contract late in the fourth quarter of 2011.
     In contrast, revenue for our combined domestic and international intermediate semisubmersible and jack-up fleets decreased $30.0 million and $16.6 million, or 8% and 26%, respectively, during the third quarter of 2011 compared to the same quarter of 2010. Utilization for our intermediate semisubmersible and jack-up rigs decreased from 76% and 60%, respectively, in the third quarter of 2010 to 68% and 44%, respectively, during the third quarter of 2011. In response to market conditions, we have cold stacked four intermediate semisubmersible and four jack-up rigs, inclusive of two intermediate semisubmersible rigs and one jack-up rig that were cold stacked during the third quarter of 2010 and the first quarter of 2011.
     Total contract drilling expense increased $40.8 million, or 12%, during the third quarter of 2011, compared to the third quarter of 2010, and included normal operating costs for the Ocean Valor, as well as increased amortized mobilization costs and higher other operating costs associated with rigs operating internationally rather than domestically.
     Other significant factors that affected the comparability of our operating income for the three-month periods ended September 30, 2011 and 2010 were as follows:
•	Bad Debt (Expense) Recovery. During the three-month period ended September 30, 2011, we recorded a $5.7 million provision for bad debts to reserve a portion of the uncollected balance of receivables related to our operations in Egypt and recovered $1.0 million in previously recorded reserves for bad debts. During the three-month period ended September 30, 2010, we recovered $2.0 million associated with reserves for bad debts recorded in previous years.

•	Gain on Disposition of Assets. Net gain on disposition of assets for the three-month period ended September 30, 2010 was primarily related to the sale of the Ocean Shield on July 7, 2010. The rig was sold for net proceeds of $185.3 million and resulted in a net gain on sale of $32.8 million.
     Interest Expense. Interest expense decreased $6.7 million during the three-month period ended September 30, 2011 compared to the same period in 2010, primarily due to $4.5 million in interest capitalized on our three drillships under construction.
     Income Tax Expense. Our estimated annual effective tax rate for the three months ended September 30, 2011 was 22.6%, compared to the 29.9% estimated annual effective tax rate for the same period in 2010. The lower effective tax rate in the current quarter is partially the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to our lower effective tax rate in the 2011 quarter, compared to the prior year quarter, was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law by the President of the United States on December 17, 2010. This provision allows us to defer recognition of certain foreign earnings for U.S. income tax purposes. As a consequence of the extension of the tax law provision in December 2010, we were able to defer the recognition of certain of our foreign earnings for U.S. income tax purposes in the third quarter of 2011 that we were unable to defer during the third quarter of 2010.
     Return to provision adjustments recorded during the third quarter of 2011 that were associated with the filing of our 2010 tax returns in various jurisdictions resulted in a $4.3 million reduction in tax expense. Return to provision adjustments recorded during the third quarter of 2010 that were associated with the filing of our 2009 tax returns in various jurisdictions resulted in additional tax expense of $2.2 million.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     Operating Income. Total operating income decreased $52.5 million, or 5%, during the first nine months of 2011, compared to the first nine months of 2010, despite a $114.9 million, or 5%, increase in total contract drilling revenue during the first nine months of 2011. Revenue generated by our domestic and international high-specification floater rigs during the first nine months of 2011 increased an aggregate $248.4 million, or 24%. The two newest additions to our floater fleet, the Ocean Courage and Ocean Valor, which began operating under contract late in the first quarter and in the fourth quarter of 2010, respectively, contributed incremental revenue of $132.5 million during the first nine months of 2011. Operating income attributable to our high-specification floaters increased $67.9 million, or 11%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
     In contrast, revenue and operating income for our intermediate semisubmersible fleet for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, both decreased by 6%, and revenue and operating income for our jack-up fleet decreased 31% and 59%, respectively, comparing the same periods.
     Total contract drilling expense increased $133.2 million, or 13%, during the first nine months of 2011, compared to the same period of 2010, and included a full nine months of contract drilling expense for the Ocean Courage and Ocean Valor, as well as increased amortized mobilization costs and higher other operating costs associated with rigs operating internationally rather than domestically.
     Other significant factors that affected the comparability of our operating income for the nine-month periods ended September 30, 2011 and 2010 were as follows:
•	Bad Debt (Expense) Recovery. During the nine-month period ended September 30, 2011, we recorded a $5.7 million provision for bad debts to reserve a portion of the uncollected balance of receivables related to our operations in Egypt and recovered $11.1 million in previously recorded reserves for bad debts. During the nine-month period ended September 30, 2010, we recovered $5.9 million associated with reserves for bad debts recorded in previous years.

•	Gain on Disposition of Assets. Net gain on disposition of assets for the nine-month period ended September 30, 2010 was primarily related to the sale of the Ocean Shield on July 7, 2010. The rig was sold for net proceeds of $185.3 million and resulted in a net gain on sale of $32.8 million.
     Interest Expense. Interest expense decreased $6.1 million during the nine-month period ended September 30, 2011 compared to the same period in 2010, primarily due to $4.5 million in interest capitalized on our three drillships under construction.
     Income Tax Expense. Our estimated annual effective tax rate for the nine months ended September 30, 2011 was 22.6%, compared to the 29.9% estimated annual effective tax rate for the same period in 2010. The lower effective tax rate in the current period is partially the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to our lower effective tax rate in the 2011 period, compared to the prior year period, was the impact of a tax law provision that expired at the end of 2009 but was subsequently signed back into law by the President of the United States on December 17, 2010. This provision allows us to defer recognition of certain foreign earnings for U.S. income tax purposes. As a consequence of the extension of the tax law provision in December 2010, we were able to defer the recognition of certain of our foreign earnings for U.S. income tax purposes in the first nine months of 2011 that we were unable to defer during the first nine months of 2010.
     As a result of the tax law provision enacted in December 2010, during early 2011, we reassessed our intent to repatriate the earnings of DEAL to the U.S. We no longer intend to repatriate the earnings of DEAL to a U.S. parent but instead we plan to reinvest its earnings internationally through another of our foreign companies. Consequently, we are no longer providing U.S. income taxes on the earnings of DEAL and, during the nine months ended September 30, 2011, we reversed approximately $15.0 million of U.S. income taxes provided in prior periods for the earnings of DEAL.
     Return to provision adjustments recorded during the third quarter of 2011 that were associated with the filing of our 2010 tax returns in various jurisdictions resulted in a $4.3 million reduction in tax expense. Return to provision adjustments recorded during the third quarter of 2010 that were associated with the filing of our 2009 tax returns in various jurisdictions resulted in additional tax expense of $2.2 million.

High-Specification Floaters.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except days, percentages and average daily revenue amounts)
HIGH-SPECIFICATION FLOATERS:
REVENUE EARNING DAYS (1)
GOM	151	86	393	866
Australia/Asia/Middle East	181	168	466	360
Europe/Africa/Mediterranean	276	74	769	254
South America	585	378	1,783	1,050

UTILIZATION (2)
GOM	82%	35%	72%	72%
Australia/Asia/Middle East	98%	91%	85%	77%
Europe/Africa/Mediterranean	99%	35%	94%	64%
South America	91%	59%	93%	63%

AVERAGE DAILY REVENUE (3)
GOM	$430,300	$347,500	$318,700	$397,100
Australia/Asia/Middle East	390,400	433,400	387,000	441,800
Europe/Africa/Mediterranean	421,000	544,400	413,400	582,600
South America	345,100	312,300	343,600	303,400

CONTRACT DRILLING REVENUE
GOM	$64,807	$61,707	$125,125	$376,504
Australia/Asia/Middle East	72,877	74,385	186,973	160,644
Europe/Africa/Mediterranean	120,991	45,250	341,090	157,957
South America	205,837	123,993	624,679	334,405

Total Contract Drilling Revenue	$464,512	$305,335	$1,277,867	$1,029,510

CONTRACT DRILLING EXPENSE
GOM	$10,907	$29,199	$42,782	$110,343
Australia/Asia/Middle East	27,523	21,335	79,469	42,945
Europe/Africa/Mediterranean	38,227	18,147	117,367	40,380
South America	111,414	79,822	332,950	198,490

Total Contract Drilling Expense	$188,071	$148,503	$572,568	$392,158

OPERATING INCOME	$276,441	$156,832	$705,299	$637,352

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
Ocean Confidence	Europe/Africa/Mediterranean (Republic of Congo to Angola)	January 2011
Ocean Monarch	GOM to Vietnam	September 2011

2010:
Ocean Star	GOM to South America (Brazil)	January 2010
Ocean Valor	Completion of construction and relocation from Singapore shipyard to South America (Brazil)	March 2010
Ocean Courage	GOM to South America (Brazil)	March 2010
Ocean Baroness	GOM to South America (Brazil)	March 2010
Ocean America	GOM to Australia/Asia/Middle East (Australia)	March 2010
Ocean Confidence	GOM to Europe/Africa/Mediterranean (Republic of Congo)	August 2010
Ocean Endeavor	GOM to Europe/Africa/Mediterranean (Egypt)	August 2010
Ocean Rover	Australia/Asia/Middle East (Malaysia to Indonesia)	November 2010
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     GOM. Revenue generated by our high-specification floaters operating in the GOM increased $3.1 million during the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of 65 incremental revenue earning days ($22.6 million) due to the lifting of the moratorium in the fourth quarter of 2010 and an increase in average daily revenue earned ($12.5 million). The increase in revenue was partially offset by the absence of a $30.7 million contract termination fee recognized in the third quarter of 2010. Contract drilling expense for our high-specification floaters in the GOM decreased $18.3 million during the third quarter of 2011, compared to the third quarter of 2010, primarily due to a reduction in costs attributable to the rigs that were relocated out of the GOM near the end of the third quarter of 2010 ($12.5 million), reduced maintenance and repair costs ($2.7 million) and the absence of amortized mobilization and contract preparation fees ($1.3 million).
     At the end of the third quarter of 2011, we had begun mobilizing the Ocean Monarch to Vietnam, leaving only one of our high specification rigs currently operating in the GOM.
     Australia/Asia/Middle East. Revenue generated by our two high-specification rigs operating in the Australia/Asia/Middle East region decreased $1.5 million during the third quarter of 2011, compared to the same period of 2010, primarily due to a lower dayrate earned by the Ocean Rover operating offshore Indonesia during the 2011 quarter compared to the dayrate it earned operating offshore Malaysia in the prior year quarter ($7.7 million). The negative impact of lower average daily revenue earned was partially offset by the nearly full utilization of the Ocean America in the third quarter of 2011, compared to the prior year quarter when the rig had unplanned downtime for repairs after arriving in Australia ($5.3 million). Contract drilling expense for our operations in this region increased $6.2 million during the third quarter of 2011, compared to the same period of 2010, primarily due to higher personnel-related expenses and higher repair, maintenance and freight costs.
     Europe/Africa/Mediterranean. Revenue generated by our high-specification floaters operating in the Europe/Africa/Mediterranean region increased $75.7 million during the third quarter of 2011. The Ocean Endeavor and Ocean Confidence mobilized to this region in August 2010 and contributed 173 incremental revenue earning days in the third quarter of 2011, generating incremental revenue of $54.3 million. The Ocean Valiant, working in this region since 2009, contributed incremental revenue of $21.4 million due to less downtime in the third quarter of 2011 for repairs and a higher average daily revenue earned. Contract drilling expense for our operations in this region increased $20.1 million during the third quarter of 2011, compared to the same period of 2010, primarily due to the inclusion of normal operating and amortized mobilization costs for the two additional rigs in the region during the entire third quarter of 2011.
     South America. Revenue earned by our high-specification floaters operating offshore Brazil during the third quarter of 2011 increased $81.8 million compared to the same period of 2010, primarily due to 207 incremental revenue earning days ($64.7 million) and an increase in average daily revenue earned ($19.2 million). The increase in revenue earning days during the third quarter of 2011 was primarily the result of 110 additional revenue earning days for the Ocean Valor and Ocean Baroness compared to the third quarter of 2010, when the rigs were mobilized from the GOM and underwent customer acceptance before commencing operations offshore Brazil, and 98 fewer downtime days associated with shipyard projects and repairs. Contract drilling expense for our operations in Brazil increased $31.6 million during the third quarter of 2011, compared to the same period of 2010, primarily due to the inclusion of a full quarter of normal operating costs and amortized mobilization expense for the rigs relocated into the region in 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     GOM. Revenue generated by our high-specification floaters operating in the GOM decreased $251.4 million during the first nine months of 2011, compared to the same period of 2010, as a result of 473 fewer revenue earning days ($188.0 million) and a decrease in average daily revenue earned ($30.8 million) during the first nine months of 2011. The decrease in revenue earning days was primarily due to the 2010 relocations of six of our high-specification rigs out of the GOM (three to Brazil and one each to Australia, the Republic of Congo and Egypt) and unplanned downtime for the Ocean Monarch due to a force majeure assertion by one of our customers in the GOM, which has now been resolved. Also in July 2010 we recognized a $30.7 million contract termination fee from a previous customer of the Ocean Endeavor. Contract drilling expense for our high-specification floaters in the GOM decreased $67.6 million during the first nine months of 2011, compared to the same period of 2010, reflecting a $65.8 million reduction in expense attributable to rigs that were relocated to other regions.
     Australia/Asia/Middle East. Revenue generated by our two high-specification rigs operating in the Australia/Asia/Middle East region increased $26.3 million during the first nine months of 2011, compared to the same period of 2010, and reflected 106 incremental revenue earning days, primarily due to the relocation of the Ocean America to Australia in March 2010 ($44.5 million). However, the favorable impact of the incremental revenue earning days during the first nine months of 2011 was partially offset by the impact of a decrease in average daily revenue earned during the same period. Revenue earned by the Ocean Rover decreased $18.2 million during the first nine months of 2011, compared to the same period of the prior year, primarily as a result of the rig operating offshore Indonesia during 2011 at a lower dayrate than it had earned operating offshore Malaysia during the first nine months of 2010. Contract drilling expense for our operations in this region increased $36.5 million during the first nine months of 2011, compared to the same period of 2010, primarily due to the inclusion of an entire nine months of normal operating and amortized mobilization costs for the Ocean America ($31.0 million).
     Europe/Africa/Mediterranean. Revenue and contract drilling expense generated by our high-specification floaters operating in the Europe/Africa/Mediterranean region increased $183.1 million and $77.6 million, respectively, during the first nine months of 2011, compared to the same period of 2010, primarily due to incremental revenue and expense attributable to our two additional rigs operating in the region. The Ocean Confidence and Ocean Endeavor mobilized to this region in August 2010 and generated incremental revenue and incurred contract drilling expense of $157.5 million and $77.6 million, respectively, during the first nine months of 2011 compared to the first nine months of 2010. Our third rig operating in the region, the Ocean Valiant, generated incremental revenue of $25.6 million during the first nine months of 2011, compared to the same period of 2010, due to less downtime in 2011 for repairs and higher average daily revenue earned.
     South America. Revenue earned by our high-specification floaters operating offshore Brazil during the first nine months of 2011 increased $290.3 million, compared to the first nine months of 2010, primarily due to 733 additional revenue earning days ($222.0 million) and higher average daily revenue earned ($71.7 million). The increase in revenue earning days during the first nine months of 2011 was the result of the relocation of the four additional rigs relocated to this region during 2010 and 145 fewer shipyard days for Ocean Alliance during the first nine months of 2011. Contract drilling expense for our operations in Brazil increased $134.5 million during the first nine months of 2011, compared to the same period of 2010, primarily due to the inclusion of normal operating costs and amortized mobilization costs for the relocated rigs for the entire first nine months of 2011, as well as higher overall contract drilling expenses for the remainder of our Brazil fleet, including personnel and related costs, repair and maintenance costs and revenue-based fees and taxes.

Intermediate Semisubmersibles.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except days, percentages and average daily revenue
		amounts)
INTERMEDIATE SEMISUBMERSIBLES:
REVENUE EARNING DAYS (1)
GOM	32	92	212	358
Mexico	—	45	—	210
Australia/Asia/Middle East	184	273	582	772
Europe/Africa/Mediterranean	226	216	759	614
South America	749	701	2,325	2,123

UTILIZATION (2)
GOM	10%	42%	25%	69%
Mexico	—	81%	—	71%
Australia/Asia/Middle East	50%	74%	53%	71%
Europe/Africa/Mediterranean	82%	78%	93%	75%
South America	90%	85%	96%	87%

AVERAGE DAILY REVENUE (3)
GOM	$209,400	$218,700	$202,700	$201,300
Mexico	—	159,600	—	194,100
Australia/Asia/Middle East	230,300	339,700	243,300	330,000
Europe/Africa/Mediterranean	294,400	297,800	296,500	321,700
South America	272,300	267,800	272,400	262,200

CONTRACT DRILLING REVENUE
GOM	$7,348	$20,125	$43,699	$72,141
Mexico	—	9,151	—	47,282
Australia/Asia/Middle East	42,369	92,691	141,545	254,783
Europe/Africa/Mediterranean	66,616	64,347	224,893	197,432
South America	234,076	194,124	676,611	578,595

Total Contract Drilling Revenue	$350,409	$380,438	$1,086,748	$1,150,233

CONTRACT DRILLING EXPENSE
GOM	$18,001	$9,036	$26,771	$30,867
Mexico	28	2,949	193	19,515
Australia/Asia/Middle East	18,153	29,058	60,122	78,634
Europe/Africa/Mediterranean	28,946	30,563	74,600	81,773
South America	88,288	83,125	268,345	239,987

Total Contract Drilling Expense	$153,416	$154,731	$430,031	$450,776

OPERATING INCOME	$196,993	$225,707	$656,717	$699,457

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2011:
Ocean Epoch	Australia/Asia/Middle East (cold stacked Malaysia)	February 2011

Ocean Yorktown	Brazil to GOM (survey and contract preparation)	August 2011

2010:
Ocean Voyager	Mexico to GOM (cold stacked June 2010)	March 2010

Ocean New Era	Mexico to GOM (cold stacked September 2010)	August 2010
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     GOM. Revenue for our intermediate semisubmersible rigs working in the GOM decreased $12.8 million during the third quarter of 2011, compared to the same quarter of 2010, primarily due to a decrease in utilization of our GOM fleet from 42% in the third quarter of 2010 to 10% in the third quarter of 2011. We currently have only one intermediate semisubmersible unit actively marketed in the GOM; two other intermediate semisubmersible rigs were cold stacked during 2010 after their return from Mexico. Contract drilling expense increased $9.0 million during the third quarter of 2011, compared to the prior year quarter, primarily due to costs associated with the mobilization of the Ocean Yorktown from Brazil to the GOM for a five-year survey and contract preparation work before commencing a contract offshore Mexico.
     Mexico. The Ocean New Era operated offshore Mexico during the third quarter of 2010 and generated revenue and incurred contract drilling expense of $9.2 million and $2.9 million, respectively. The rig was relocated to the GOM and subsequently cold stacked after completing its contract during the third quarter of 2010.
     Australia/Asia/Middle East. Revenue generated by our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $50.3 million during the third quarter of 2011, compared to the same period of 2010, as a result of 89 fewer revenue earning days combined with a decrease in average daily revenue earned. Both revenue earning days and average daily revenue earned during the third quarter of 2011 were negatively impacted by the cold stacking of the Ocean Epoch after completion of its contract in early 2011 ($29.5 million). The decrease in average daily revenue earned was further impacted by a decrease in the contracted dayrate earned by the Ocean Patriot as a result of a contract extension and subsequent farm-out to another customer at lower dayrates than previously earned ($18.2 million). Contract drilling expense decreased $10.9 million during the third quarter of 2011, compared to the same period of 2010, primarily due to reduced costs for the cold-stacked Ocean Epoch.
     Europe/Africa/Mediterranean. Revenue earned by our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $2.3 million during the third quarter of 2011, compared to the same period of 2010, primarily due to 10 additional revenue earning days ($3.0 million) partially offset by a reduction in average daily revenue earned ($0.8 million) during the third quarter of 2011.
     South America. Both revenue earning days and average daily revenue earned by our intermediate semisubmersible fleet working in the South America region increased during the third quarter of 2011, compared to the third quarter of 2010, and resulted in the generation of incremental revenue of $12.8 million and $3.4 million, respectively. The increase in revenue earning days was primarily attributable to the nearly full utilization of the Ocean Winner (Brazil) during the third quarter of 2011 compared to the rig undergoing a shipyard project during the entire third quarter of 2010, partially offset by fewer revenue earning days for the Ocean Yorktown (Brazil) which is currently mobilizing to the GOM. In connection with the mutually agreed upon termination of the Ocean Yorktown contract, we recognized a $24.0 million mobilization fee in the third quarter of 2011. Contract drilling expense increased $5.2 million during the third quarter of 2011, compared to the prior year quarter, due to higher overall operating costs in the region, including labor and personnel-related costs, freight and revenue-based fees and taxes, partially offset by lower repair and maintenance costs.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     GOM. Revenue and contract drilling expense for our intermediate semisubmersible rigs working in the GOM decreased $28.4 million and $4.1 million, respectively, during the first nine months of 2011, compared to the same period of 2010, primarily due to a decrease in utilization of our GOM fleet from 69% in the first nine months of 2010 to 25% during the same period of 2011. As a result of the cold stacking of two intermediate semisubmersible rigs in the GOM during 2010, we have only one intermediate semisubmersible unit actively marketed in the GOM. The reduction in contract drilling expense for the first nine months of 2011, compared to the same period of the prior year, was attributable to the effects of cold stacking rigs, partially offset by costs associated with the mobilization of the Ocean Yorktown from Brazil.
     Mexico. Our two intermediate semisubmersible rigs operating offshore Mexico during the first nine months of 2010 generated revenue and incurred contract drilling expense of $47.3 million and $19.5 million, respectively, prior to being relocated to the GOM after the completion of their contracts offshore Mexico during 2010.
     Australia/Asia/Middle East. Revenue generated by our intermediate semisubmersibles working in the Australia/Asia/Middle East region decreased $113.2 million during the first nine months of 2011, compared to the same period of 2010, primarily due to cold stacking the Ocean Epoch in early 2011, as well as the effect of a lower dayrate earned by the Ocean Patriot in 2011 due to a contract extension at a lower dayrate than previously earned. Revenue earning days for our intermediate semisubmersible rigs in this region during the first nine months of 2011 decreased by 190 days ($62.8 million) and average daily revenue earned decreased from $330,000 for the first nine months of 2010 to $243,300 during the same period of 2011 ($50.4 million). Contract drilling expense decreased $18.5 million during the first nine months of 2011 compared to the same period of the prior year. Reduced costs for the cold stacked Ocean Bounty and Ocean Epoch were partially offset by increased contract drilling expense for the Ocean Patriot, primarily for personnel-related expenditures, freight, repairs and maintenance and equipment rental.
     Europe/Africa/Mediterranean. Revenue earned by our intermediate semisubmersibles working in the Europe/Africa/Mediterranean region increased $27.5 million during the first nine months of 2011, compared to the same period of 2010, primarily due to 145 incremental revenue earning days ($46.6 million), partially offset by a reduction in average daily revenue earned ($19.1 million). The increase in revenue earning days during the first nine months of 2011 was primarily attributable to 90 incremental revenue earning days for the Ocean Nomad, which was ready stacked during the first quarter of 2010, and 54 incremental revenue earning days attributable to a net decrease in shipyard days for surveys and projects. Average daily revenue declined to $296,500 for the first nine months of 2011, primarily due to a lower dayrate earned by two of our three rigs operating in this region, compared to $321,700 in the prior year period. Contract drilling expense for our rigs in the Europe/Africa/Mediterranean region decreased $7.2 million for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to the absence of costs associated with the survey of the Ocean Vanguard in 2010.
     South America. Revenue earned by our intermediate semisubmersible fleet working in the South America region increased $98.1 million during the first nine months of 2011, compared to the first nine months of 2010, due to an increase in both revenue earning days ($52.7 million) and average daily revenue earned ($23.6 million), as well as the inclusion of $24.0 million in revenue related to the mobilization of the Ocean Yorktown from Brazil to the GOM. The increase in revenue earning days was attributable to the nearly full utilization of both the Ocean Guardian (Falkland Islands) and the Ocean Lexington (Brazil) during the first nine months of 2011, compared to the prior year period when the rigs were participating in customer acceptance activities at the beginning of 2010. In addition, utilization for the Ocean Winner increased during the first nine months of 2011, compared to the same period of 2010, due to the completion of a shipyard project in late 2010. The increase in average daily revenue earned is primarily related to a contract extension for the Ocean Winner after completion of its 2010 survey and shipyard project at a higher dayrate than its previous contract. Contract drilling expense increased $28.4 million during the first nine months of 2011, compared to the prior year period, due to higher operating costs in the region, including labor and other personnel-related costs, repair costs, freight and revenue-based fees and taxes.

Jack-Ups.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except days, percentages and average daily revenue
		amounts)
JACK-UPS:
REVENUE EARNING DAYS (1)
GOM	60	237	334	819
Mexico	99	179	439	492
Australia/Asia/Middle East	90	143	233	505
Europe/Africa/Mediterranean	183	193	545	693
South America	92	—	242	—

UTILIZATION (2)
GOM	11%	39%	20%	44%
Mexico	54%	97%	81%	90%
Australia/Asia/Middle East	98%	100%	85%	100%
Europe/Africa/Mediterranean	66%	70%	67%	85%
South America	100%	—	89%	—

AVERAGE DAILY REVENUE (3)
GOM	$77,100	$54,200	$65,900	$58,000
Mexico	100,300	134,500	106,400	134,900
Australia/Asia/Middle East	69,100	101,200	62,500	133,700
Europe/Africa/Mediterranean	59,800	54,600	58,200	59,700
South America	135,000	—	136,500	—

CONTRACT DRILLING REVENUE
GOM	$4,998	$13,579	$22,364	$48,191
Mexico	9,956	24,564	46,750	67,752
Australia/Asia/Middle East	6,205	14,474	16,054	67,515
Europe/Africa/Mediterranean	10,944	10,516	31,718	41,407
South America	14,437	—	38,384	440

Total Contract Drilling Revenue	$46,540	$63,133	$155,270	$225,305

CONTRACT DRILLING EXPENSE
GOM	$7,657	$14,974	$20,192	$56,153
Mexico	12,013	9,776	30,410	29,822
Australia/Asia/Middle East	4,010	7,795	13,281	31,531
Europe/Africa/Mediterranean	9,388	10,062	29,694	28,986
South America	10,213	1,333	30,356	2,793

Total Contract Drilling Expense	$43,281	$43,940	$123,933	$149,285

OPERATING INCOME	$3,259	$19,193	$31,337	$76,020

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).

(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenue for mobilization, demobilization and contract preparation) per revenue earning day.

     Rig Relocations:

Rig	Relocation Details	Date
2010:
Ocean Shield	Sold	July 2010
Ocean Scepter	GOM to South America (Brazil)	August 2010
Ocean Spartan	Cold stacked (GOM)	September 2010
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $8.6 million during the third quarter of 2011, compared to the third quarter of 2010, primarily due to 177 fewer revenue earning days ($9.6 million), partially offset by an increase in average daily revenue earned ($1.4 million). During the third quarter of 2010, the Ocean Scepter was relocated to Brazil and the Ocean Spartan was cold stacked in the GOM. At the end of the third quarter of 2011, the Ocean Titan, which worked for only a portion of the 2011 quarter, was in a shipyard for contract preparation work before mobilizing for a contract offshore Mexico. We currently have one jack-up rig actively marketed in the GOM (Ocean Columbia); however the rig was ready-stacked for most of the third quarter of 2011. Contract drilling expense for our jack-ups in the GOM decreased $7.3 million during the third quarter of 2011, compared to the same period of 2010, consistent with the reduction in revenue.
     Mexico. Revenue earned by our jack-up fleet operating offshore Mexico during the third quarter of 2011 decreased $14.6 million, compared to same quarter of 2010, primarily due to a decrease in utilization for both of our rigs operating in this region as a result of an aggregate 68 days of downtime for regulatory inspections during the third quarter of 2011. In addition, average daily revenue earned by these two rigs decreased in the third quarter of 2011, compared to the prior year quarter, due to a contract extension (Ocean Summit) and renewal (Ocean Nugget) at current dayrates lower than dayrates previously earned by the rigs. Contract drilling expense increased $2.2 million during the third quarter of 2011, compared to the third quarter of 2010, primarily due to costs associated with the regulatory inspections of both of these rigs during the 2011 quarter.
     Australia/Asia/Middle East. Revenue generated and contract expenses incurred by our two jack-up rigs operating in the Australia/Asia/Middle East region decreased $8.3 million and $3.8 million, respectively, during the third quarter of 2011 compared to the same period of 2010. The Ocean Shield, which was sold in the third quarter of 2010, earned $7.6 million in revenue and incurred $4.0 million in contract drilling expense prior to the completion of its contract and bareboat charter from the successor rig owner in August 2010. The Ocean Sovereign, our other jack-up rig operating in the region during the third quarters of 2011 and 2010, completed its contract and is currently demobilizing to a location in Malaysia.
     Europe/Africa/Mediterranean. Contract drilling revenue and expense for our jack-up rigs operating in the Europe/Africa/Mediterranean region were relatively unchanged for the third quarter of 2011 compared to the prior year quarter. We currently have two jack-up rigs contracted offshore Egypt and the Ocean King ready stacked in Montenegro.
     South America. The Ocean Scepter, which was relocated to Brazil in the third quarter of 2010, began operating under contract in early 2011 and generated contract drilling revenue and incurred contract drilling expense of $14.4 million and $10.2 million, respectively, during the third quarter of 2011. The rig is currently mobilizing to the GOM for contract preparation work before commencing a contract offshore Mexico.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     GOM. Revenue generated by our jack-up rigs operating in the GOM decreased $25.8 million during the first nine months of 2011, compared to the same period of 2010, primarily due to 485 fewer revenue earning days ($28.1 million), partially offset by an increase in average daily revenue earned ($2.7 million). The decrease in revenue earning days between periods resulted from the relocation of the Ocean Scepter to Brazil and the cold stacking of the Ocean Spartan in the GOM during the third quarter 2010, as well as an increase in downtime between jobs for the Ocean Columbia. Contract drilling expense for our jack-ups in the GOM decreased $36.0 million during the first nine months of 2011, compared to the same period of 2010, consistent with the reduction in revenue.

     Mexico. During the first nine months of 2011, revenue earned by our jack-up fleet operating offshore Mexico decreased $21.0 million, compared to same period of 2010, primarily due to a decrease in both average daily revenue earned ($12.5 million) and revenue earning days ($7.1 million). Revenue for the Ocean Summit decreased $19.2 million during the first nine months of 2011, compared to the same period in 2010, due to 38 days of downtime for regulatory inspections and a contract extension at a dayrate lower than the dayrate it earned under its previous contract.
     Australia/Asia/Middle East. Revenue generated by our two jack-up rigs operating in the Australia/Asia/Middle East region decreased $51.5 million during the first nine months of 2011, compared to the same period of 2010, primarily due to the sale of the Ocean Shield in 2010 ($37.9 million). Revenue generated by the Ocean Sovereign decreased $13.6 million during the first nine months of 2011, compared to the prior year period, due to a lower contracted dayrate beginning in May 2010 combined with 40 days of unpaid downtime, primarily related to weather conditions, during 2011. Contract drilling expense decreased $18.3 million during the first nine months of 2011, compared to the same period of 2010, primarily due to an absence of costs for the Ocean Shield ($19.3 million).
     Europe/Africa/Mediterranean. Revenue earned by our jack-up rigs operating in the Europe/Africa/Mediterranean region decreased $9.7 million during the first nine months of 2011 compared to the same period in 2010. The Ocean King, which completed its bareboat charter in Croatia at the end of July 2010, earned contract drilling revenue of $9.1 million during the first nine months of 2010.
     South America. The Ocean Scepter generated contract drilling revenue and incurred contract drilling expense of $37.9 million and $27.6 million, respectively, during the first nine months of 2011.
Sources of Liquidity and Capital Resources
     Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. At September 30, 2011, we had $348.0 million in “Cash and cash equivalents” and $801.9 million in “Investments and marketable securities,” representing our investment of cash available for current operations.
     On October 12, 2011, we terminated our $285 million syndicated, senior unsecured revolving credit facility.
Liquidity and Capital Requirements
     Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures and debt service requirements. We determine the amount of cash required to meet our capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, our ongoing rig equipment replacement and enhancement programs, and our obligations relating to the construction of our three new drillships. As a result of our intention to indefinitely reinvest the earnings of our wholly owned subsidiary, Diamond Offshore International Limited, or DOIL, to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. However, we believe that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet their respective working capital requirements and capital commitments over the next twelve months. We will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.
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

Contractual Cash Obligations.
     The following table sets forth our contractual cash obligations at September 30, 2011.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
			(In thousands)
Long-term debt (principal and interest) (1)	$2,634,627	$28,938	$165,876	$653,000	$1,786,813
Construction contracts	1,116,079	—	720,660	395,419	—
Operating leases	3,300	1,900	1,400	—	—

Total obligations	$3,754,006	$30,838	$887,936	$1,048,419	$1,786,813

(1)	See Note 8 “Long-Term Debt” to our Consolidated Financial Statements in Item 1of Part I of this report.
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
     At September 30, 2011, we had foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $191.0 million outstanding. See further information regarding these contracts in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.
     As of September 30, 2011, the total unrecognized tax benefit related to uncertain tax positions was $50.7 million. In addition, we have recorded a liability, as of September 30, 2011, for potential penalties and interest of $28.8 million and $9.8 million, respectively, related to the tax benefit related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
     We had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2011, except for those related to our direct rig operations, which arise during the normal course of business.
Other Commercial Commitments — Letters of Credit.
     We were contingently liable as of September 30, 2011 in the amount of $65.1 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. We purchased two of these bonds totaling $19.6 million from a related party after obtaining competitive quotes. Agreements relating to approximately $51.6 million of performance bonds can require collateral at any time. As of September 30, 2011, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2011	2012	Thereafter
		(In thousands)
Other Commercial Commitments
Customs bonds	$1,442	$542	$900	$—
Performance bonds	37,339	10,609	22,863	3,867
Other	26,298	—	26,298	—

Total obligations	$65,079	$11,151	$50,061	$3,867

Credit Ratings.
     Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Capital Expenditures.
     We expect to spend approximately $300 million during 2011 on capital expenditures associated with our ongoing rig equipment replacement and enhancement programs and other corporate requirements. During the first nine months of 2011, we spent approximately $160.3 million toward these programs.
     In addition, in the first nine months of 2011, we paid $478.3 million to Hyundai as the first of two installment payments for the construction of our three new, ultra-deepwater drillships. The final installments of the contracted price are payable to Hyundai upon delivery of each respective vessel. The total cost of the three drillships, including commissioning, spares and project management, is expected to be approximately $1.8 billion in the aggregate. We had a fixed-price option from Hyundai for the construction of a fourth drillship that expired on October 24, 2011.
     We expect to finance our 2011 capital expenditures through the use of our existing cash balances or internally generated funds.
Off-Balance Sheet Arrangements.
     At September 30, 2011 and December 31, 2010, we had no off-balance sheet debt or other arrangements.
Historical Cash Flows
     The following is a discussion of our historical cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
Net Cash Provided by Operating Activities.

	Nine Months Ended
	September 30,
	2011	2010	Change
	(In thousands)
Net income	$774,052	$713,770	$60,282
Net changes in operating assets and liabilities	441	(30,540)	30,981
Proceeds from settlement of FOREX contracts designated as accounting hedges	9,593	1,924	7,669
Gain on sale and disposition of assets	(4,344)	(33,425)	29,081
Loss (gain) on sale of marketable securities	(780)	5	(785)
Gain on FOREX contracts	(9,593)	(1,924)	(7,669)
Deferred tax (benefit) provision	(15,798)	14,918	(30,716)
Depreciation and other non-cash items, net	325,572	285,165	40,407

	$1,079,143	$949,893	$129,250

     Our cash flows from operations during the first nine months of 2011 increased $129.3 million compared to the same period in 2010. This increase was primarily due to a decrease in net cash required to satisfy working capital requirements during the first nine months of 2011 compared to the same period in 2010.
     We used $31.0 million less cash to satisfy our working capital requirements during the first nine months of 2011 compared to the first nine months of 2010, primarily due to lower estimated income taxes paid in the U.S. federal jurisdiction. During the first nine months of 2011, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $64.0 million and $121.9 million, respectively. During the first nine months of 2010, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $362.5 million and $88.5 million, respectively. Trade and other receivables generated cash of $20.1 million during the first nine months of 2011 compared to $141.7 million during the same period of 2010. We used $54.0 million more cash during the first nine months of 2011 to satisfy accounts payable and accrued liability needs compared to the first nine months of 2010.

Net Cash Used in Investing Activities.

	Nine Months Ended September 30,
	2011	2010	Change
		(In thousands)
Purchase of marketable securities	$(5,051,538)	$(4,099,525)	$(952,013)
Proceeds from sale and maturities of marketable securities	4,862,108	3,700,176	1,161,932
Capital expenditures	(643,305)	(312,995)	(330,310)
Proceeds from disposition of assets	5,128	186,333	(181,205)

	$(827,607)	$(526,011)	$(301,596)

     Our investing activities used $827.6 million during the first nine months of 2011 compared to $526.0 million during the same period in 2010. During the first nine months of 2011 we purchased marketable securities, net of sales, of $189.4 million compared to net purchases of $399.3 million during the same period in 2010. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.
     During the first nine months of 2011, we spent $483.0 million towards the construction of our three drillships. See “Liquidity and Capital Requirements — Contractual Cash Obligations” and “Liquidity and Capital Requirements — Capital Expenditures.”
     We spent approximately $160.3 million during the first nine months of 2011 related to our ongoing capital maintenance programs, including rig modifications to meet contractual requirements, compared to $313.0 million during the same period in 2010. Capital expenditures during the first nine months of 2010 included commissioning and initial outfitting costs of the Ocean Courage and Ocean Valor.
     On July 7, 2010, we completed the sale of the Ocean Shield for a net sale price of $184.1 million.
Net Cash Used in Financing Activities.

	Nine Months Ended
	September 30,
	2011	2010	Change
		(In thousands)
Payment of dividends	$(367,930)	$(611,668)	$243,738
Redemption of zero coupon debentures	—	(4,238)	4,238
Other	4	41	(37)

	$(367,926)	$(615,865)	$247,939

     During the first nine months of 2011, we paid cash dividends totaling $367.9 million, consisting of regular and special cash dividends of $52.1 million and $315.8 million, respectively. During the first nine months of 2010, we paid cash dividends totaling $611.7 million, consisting of regular and special cash dividends of $52.1 million and $559.5 million, respectively.
     On October 19, 2011, we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on December 1, 2011 to stockholders of record on November 1, 2011.
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
     Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the nine-month periods ended September 30, 2011 and 2010.

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
     In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We will incorporate any additional disclosures in our annual financial statements for the year ending December 31, 2012.
Forward-Looking Statements
     We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	future market conditions and the effect of such conditions on our future results of operations;

•	future uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	future contractual obligations;

•	future operations outside the United States including, without limitation, our operations in Mexico, Egypt and Brazil;

•	effects of the Macondo well blowout, including, without limitation, the impact of the moratorium and its aftermath on drilling in the U.S. Gulf of Mexico, related delays in permitting activities and related regulations and market developments;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows and contract backlog;

•	future regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels, including impacts of the recent financial crisis and restrictions in the credit market;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects (including, without limitation, our three drillships under construction) and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	asset impairment evaluations;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.
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
     Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2011 and December 31, 2010, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.
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
     The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2011 and December 31, 2010, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.
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

     Our long-term debt, as of September 30, 2011 and December 31, 2010, was denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $122.0 million and $117.0 million as of September 30, 2011 and December 31, 2010, respectively. A 100-basis point decrease would result in an increase in market value of $142.0 million and $135.5 million as of September 30, 2011 and December 31, 2010, respectively.
Foreign Exchange Risk
     Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange, or FOREX, contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of September 30, 2011, we had FOREX contracts outstanding in the aggregate notional amount of $191.0 million, consisting of $30.7 million in Australian dollars, $102.9 million in Brazilian reais, $33.6 million in British pounds sterling, $10.9 million in Mexican pesos and $12.9 million in Norwegian kroner. These contracts generally settle monthly through March 2012.
     At September 30, 2011, we have presented the fair value of our outstanding FOREX contracts as a current asset of $0.2 million in “Prepaid expenses and other current assets” and a current liability of $(13.9) million in “Accrued liabilities” in our Consolidated Balance Sheets. At December 31, 2010, we have presented the fair value of our outstanding FOREX contracts as a current asset of $4.3 million in “Prepaid expenses and other current assets” and a current liability of $(0.1) million in “Accrued liabilities” in our Consolidated Balance Sheets.
     The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
	2011		2010		2011		2010
			(In thousands)
Interest rate:
Marketable securities	$801,900	(a)	$612,300	(a)	$(5,200	) (b)	$(1,100	) (b)

Foreign Exchange:
FOREX contracts — receivable positions	200	(c)	4,300	(c)	(3,700	) (d)	(23,500	) (d)
FOREX contracts — liability positions	13,900	(c)	(100	) (c)	(28,000	) (d)	(2,100	) (d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2011 and December 31, 2010.

(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2011 and December 31, 2010.

(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2011 and December 31, 2010.

(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at September 30, 2011 and December 31, 2010, with all other variables held constant.

ITEM 4.	Controls and Procedures.
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
     Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.
     There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 6.	Exhibits.
     See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)
Date October 27, 2011	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 27, 2011	\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through March 15, 2011) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2011).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.

**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.