Form 10-Q
period 2012-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2012-04-26
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 19, 2012            Common stock, $0.01 par value per share            139,027,909 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$123,521	$333,765
Marketable securities	1,276,592	902,414
Accounts receivable, net of allowance for bad debts	574,906	563,934
Prepaid expenses and other current assets	134,682	192,570
Assets held for sale	22,223	—

Total current assets	2,131,924	1,992,683
Drilling and other property and equipment, net of accumulated depreciation	4,611,233	4,667,469
Other assets	282,381	304,005

Total assets	$7,025,538	$6,964,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,460	$64,147
Accrued liabilities	306,975	336,400
Taxes payable	43,259	26,744

Total current liabilities	409,694	427,291

Long-term debt	1,495,883	1,495,823
Deferred tax liability	538,980	536,815
Other liabilities	178,432	171,165

Total liabilities	2,622,989	2,631,094

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized; 143,944,709 shares issued and 139,027,909 shares outstanding at March 31, 2012; 143,944,009 shares issued and 139,027,209 shares outstanding at December 31, 2011)	1,439	1,439
Additional paid-in capital	1,979,636	1,978,369
Retained earnings	2,535,071	2,472,310
Accumulated other comprehensive gain (loss)	816	(4,642)
Treasury stock, at cost (4,916,800 shares at March 31, 2012 and December 31, 2011)	(114,413)	(114,413)

Total stockholders’ equity	4,402,549	4,333,063

Total liabilities and stockholders’ equity	$7,025,538	$6,964,157

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Contract drilling	$755,155	$788,873
Revenues related to reimbursable expenses	13,487	17,516

Total revenues	768,642	806,389

Operating expenses:
Contract drilling, excluding depreciation	397,102	362,364
Reimbursable expenses	13,151	16,950
Depreciation	101,393	101,173
General and administrative	17,586	17,725
Bad debt recovery	(618)	(8,447)
Gain on disposition of assets	(25,382)	(2,641)

Total operating expenses	503,232	487,124

Operating income	265,410	319,265

Other income (expense):
Interest income	1,783	450
Interest expense	(15,329)	(22,044)
Foreign currency transaction loss	(104)	(1,606)
Other, net	(325)	784

Income before income tax expense	251,435	296,849
Income tax expense	(66,266)	(46,237)

Net income	$185,169	$250,612

Income per share:
Basic	$1.33	$1.80

Diluted	$1.33	$1.80

Weighted-average shares outstanding:
Shares of common stock	139,028	139,027
Dilutive potential shares of common stock	12	26

Total weighted-average shares outstanding	139,040	139,053

Cash dividends declared per share of common stock	$0.875	$0.875

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$185,169	$250,612

Other comprehensive gains (losses), net of tax:
Foreign currency forward exchange contracts:
Unrealized holding gain	4,156	3,040
Reclassification adjustment for loss (gain) included in net income	1,319	(1,408)

Investments in marketable securities:
Unrealized holding (loss) gain	(37)	6
Reclassification adjustment for loss (gain) included in net income	20	(374)

Total other comprehensive gain	5,458	1,264

Comprehensive income	$190,627	$251,876

The accompanying notes are an integral part of the consolidated financial statements

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$185,169	$250,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,393	101,173
Gain on disposition of assets	(25,382)	(2,641)
Loss (gain) on foreign currency forward exchange contracts	1,778	(1,826)
Deferred tax provision	(791)	(14,774)
Accretion of discounts on marketable securities	2,489	(181)
Stock-based compensation expense	1,239	1,236
Deferred income, net	9,611	(11,021)
Deferred expenses, net	28,878	22,597
Other assets, noncurrent	869	897
Other liabilities, noncurrent	3,985	870
(Payments of) proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	(1,778)	1,826
Other	265	(507)
Changes in operating assets and liabilities:
Accounts receivable	(10,972)	79,759
Prepaid expenses and other current assets	6,424	(1,479)
Accounts payable and accrued liabilities	(17,629)	(32,753)
Taxes payable	64,294	12,691

Net cash provided by operating activities	349,842	406,479

Investing activities:
Capital expenditures (including rig construction)	(110,234)	(370,597)
Deposits received on sales of rigs	7,750	—
Proceeds from disposition of assets, net of disposal costs	41,186	2,786
Proceeds from sale and maturities of marketable securities	600,034	1,362,016
Purchases of marketable securities	(976,715)	(1,249,835)

Net cash used in investing activities	(437,979)	(255,630)

Financing activities:
Payment of dividends	(122,138)	(122,021)
Other	31	—

Net cash used in financing activities	(122,107)	(122,021)

Net change in cash and cash equivalents	(210,244)	28,828
Cash and cash equivalents, beginning of period	333,765	464,393

Cash and cash equivalents, end of period	$123,521	$493,221

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-13926).

As of April 19, 2012, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gain (loss)” until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense) – Other, net.” See Note 4.

The effect of exchange rate changes on cash balances held in foreign currencies was not material for the three months ended March 31, 2012 and 2011.

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

Assets Held for Sale

We transferred the aggregate $22.2 million net book value of four non-working jack-up rigs, including three cold-stacked units, to “Assets held for sale” in our Consolidated Balance Sheets at March 31, 2012 and have received nonrefundable deposits related to the potential sales of these assets of $7.8 million in the aggregate. Although the timing of the sales of these rigs cannot be predicted with certainty, we expect the sales to be completed within one year.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the three months ended March 31, 2012 and the year ended December 31, 2011, we capitalized $68.1 million and $284.6 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $50 million per project.

Costs incurred for major rig upgrades and/or the construction of rigs are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade or newbuild is completed and the rig is placed in service. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our results of operations as “Gain on disposition of assets.” Depreciation is recognized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives from the year the asset is placed in service. Drilling rigs and equipment are depreciated over their estimated useful lives ranging from 3 to 30 years.

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. During the three months ended March 31, 2012 and 2011, we capitalized interest costs on construction work-in-progress of $7.1 million and $0, respectively. See Note 7.

A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$22,409	$22,044
Capitalized interest	(7,080)	—

Total interest expense as reported	$15,329	$22,044

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

A summary of the number and net book value of our cold stacked rigs at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(In millions, except number of rigs)
Mid-Water floaters	3	3
Jack-ups	5	5

Total	8	8

Aggregate net book value	$73.2	$76.5

We performed an impairment review for each of these rigs at December 31, 2011 using the methodology described above. Based on our analyses, we concluded that these eight rigs were not subject to impairment at December 31, 2011.

Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the three-month periods ended March 31, 2012 and 2011, we recognized net foreign currency transaction (losses) of $(0.1) million and $(1.6) million, respectively. See Note 5.

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

2. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Trade receivables	$565,338	$555,451
Value added tax receivables	11,531	11,615
Interest receivable	3,173	2,540
Related party receivables	33	508
Other	1,080	687

	581,155	570,801
Allowance for bad debts	(6,249)	(6,867)

Total	$574,906	$563,934

During the three months ended March 31, 2012 and 2011, we recovered $0.6 million and $8.4 million, respectively, associated with the reserves for bad debts recorded in previous years. No additional allowances were deemed necessary for each of the three-month periods ended March 31, 2012 and 2011.

Prepaid expenses and other current assets consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Rig spare parts and supplies	$53,255	$52,637
Deferred mobilization costs	54,878	74,659
Prepaid insurance	4,409	12,417
Deferred tax assets	6,800	6,800
Deposits	735	1,549
Prepaid taxes	6,168	37,612
FOREX contracts	2,295	1,262
Other	6,142	5,634

Total	$134,682	$192,570

Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Rig operating expenses	$94,677	$108,342
Payroll and benefits	71,257	77,055
Deferred revenue	79,512	67,894
Accrued capital project/upgrade costs	10,275	22,725
Interest payable	29,422	21,406
Construction milestone payments	—	14,600
Personal injury and other claims	11,393	10,536
Other	10,439	13,842

Total	$306,975	$336,400

At December 31, 2011, we had accrued $14.6 million for the first milestone payment related to the construction of the Ocean Onyx.

Consolidated Statements of Cash Flows Information

We paid interest on long-term debt totaling $12.7 million and $12.5 million for the three-month periods ended March 31, 2012 and 2011, respectively.

We paid $10.8 million and $48.5 million in foreign income taxes, net of foreign tax refunds, during the three months ended March 31, 2012 and 2011, respectively. We did not pay any U.S. federal or state income taxes during the three-month periods ended March 31, 2012 and 2011.

Cash payments for capital expenditures for the three months ended March 31, 2012 included $37.3 million that was accrued but unpaid at December 31, 2011. Capital expenditures for the three months ended March 31, 2011 included $28.9 million that was accrued but unpaid at December 31, 2010. Capital expenditures that were accrued but not paid as of March 31, 2012 totaled $10.3 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at March 31, 2012.

3. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net income – basic and diluted (numerator):	$185,169	$250,612

Weighted average shares – basic (denominator):	139,028	139,027
Effect of dilutive potential shares
Stock options and stock appreciation rights	12	26

Weighted average shares including conversions – diluted (denominator)	139,040	139,053

Earnings per share:
Basic	$1.33	$1.80

Diluted	$1.33	$1.80

The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Employee and director:
Stock options	19	8
Stock appreciation rights	725	759

4. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,276,263	$(69)	$1,276,194
Mortgage-backed securities	363	35	398

Total	$1,276,626	$(34)	$1,276,592

	December 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$902,042	$(59)	$901,983
Mortgage-backed securities	394	37	431

Total	$902,436	$(22)	$902,414

Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Proceeds from maturities	$500,000	$1,350,000
Proceeds from sales	100,034	12,016
Gross realized gains	—	784
Gross realized losses	(5)	(1)

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

During the three months ended March 31, 2012 and 2011, we settled FOREX contracts with aggregate notional values of approximately $89.4 million and $77.2 million, respectively, of which the entire aggregate amounts were designated as an accounting hedge. During the three-month periods ended March 31, 2012 and 2011, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.

The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month periods ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Location of (Loss) Gain Recognized in Income	2012	2011
	(In thousands)
Contract drilling expense	$(1,778)	$1,826

As of March 31, 2012, we had FOREX contracts outstanding in the aggregate notional amount of $64.8 million, consisting of $7.7 million in Australian dollars, $33.1 million in Brazilian reais, $12.0 million in British pounds sterling, $6.3 million in Mexican pesos and $5.7 million in Norwegian kroner. These contracts generally settle monthly through June 2012. As of March 31, 2012, all outstanding derivative contracts had been designated as cash flow hedges. See Note 6.

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at March 31, 2012 and December 31, 2011.

Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$2,295	$1,262	Accrued liabilities	$(995)	$(8,454)

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month periods ended March 31, 2012 and 2011.

	For The Three Months Ended March 31,
	2012	2011
	(In thousands)
Amount of gain recognized in AOCGL on derivative (effective portion)	$6,394	$4,677

Location of (loss) gain reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense

Amount of (loss) gain reclassified from AOCGL into income (effective portion)	$(2,030)	$2,167

Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)

Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(16)	$—

As of March 31, 2012, the estimated amount of net unrealized gains associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $1.3 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.

6. Financial Instruments and Fair Value Disclosures

Financial instruments which potentially subject us to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash, trade accounts receivable and investments in debt securities, including residential mortgage-backed securities. We generally place our excess cash investments in U.S. government-backed short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. We periodically evaluate the relative credit standing of these financial institutions as part of our investment strategy.

Most of our investments in debt securities are U.S. government securities with minimal credit risk. However, we are exposed to market risk due to price volatility associated with interest rate fluctuations.

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. Our two largest customers in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government) and OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company), accounted for $125.6 million and $54.9 million, or 22% and 10%, respectively, of our total consolidated gross trade accounts receivable balances as of March 31, 2012, and $110.4 million and $69.4 million, or 20% and 12%, respectively, as of December 31, 2011.

At March 31, 2012 and December 31, 2011, $71.4 million and $95.8 million, respectively, in trade accounts receivable was payable to us from a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties. The drilling program related to the NPI arrangement was completed in 2011.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Historically, we have not experienced significant losses on our trade receivables. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. Our allowance for bad debts was $6.2 million and $6.9 million at March 31, 2012 and December 31, 2011, respectively. See Note 2.

Fair Values

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at March 31, 2012 consisted of cash held in money market funds of $91.7 million and investments in U.S. Treasury securities of $1,276.2 million. Our Level 1 assets at December 31, 2011 consisted of cash held in money market funds of $303.9 million and investments in U.S. Treasury securities of $902.0 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments	$1,367,853	$—	$—	$1,367,853
FOREX contracts	—	2,295	—	2,295
Mortgage-backed securities	—	398	—	398

Total assets	$1,367,853	$2,693	$—	$1,370,546

Liabilities:
FOREX contracts	$—	$(995)	$—	$(995)

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments	$1,205,925	$—	$—	$1,205,925
FOREX contracts	—	1,262	—	1,262
Mortgage-backed securities	—	431	—	431

Total assets	$1,205,925	$1,693	$—	$1,207,618

Liabilities:
FOREX contracts	$—	$(8,454)	$—	$(8,454)

We believe that the carrying amounts of our other financial assets and liabilities (excluding long-term debt), which are not measured at fair value in our Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.
•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

We consider our long-term debt to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 was based on the quoted closing market prices from brokers of these instruments at March 31, 2012 and December 31, 2011. We corroborate these broker quotes using observable market data consisting of trade activity for these instruments occurring around the report date. Fair values and related carrying values of our long-term debt instruments are shown below.

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Senior Notes	$273.7	$249.8	$272.9	$249.8
5.15% Senior Notes	271.7	249.8	272.7	249.8
5.70% Senior Notes	548.5	496.8	555.0	496.8
5.875% Senior Notes	573.3	499.4	575.4	499.4

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

7. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Drilling rigs and equipment	$7,306,468	$7,431,713
Construction work-in-progress	546,971	504,805
Land and buildings	61,186	60,926
Office equipment and other	51,324	49,035

Cost	7,965,949	8,046,479
Less: accumulated depreciation	(3,354,716)	(3,379,010)

Drilling and other property and equipment, net	$4,611,233	$4,667,469

Construction work-in-progress, including capitalized interest, at March 31, 2012 included $48.8 million related to the construction of the Ocean Onyx and $498.2 million related to the construction of our three new drillships.

On March 28, 2012, we completed the sale of the Ocean Columbia for a gain of approximately $25 million and retired the $14.7 million net book value of the rig. During March 2012, we transferred the aggregate $22.2 million net book value of four of our non-working jack-up rigs to “Assets held for sale.” See Note 1.

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

Litigation. We are one of several unrelated defendants in lawsuits filed in state courts alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The manufacture and use of asbestos-containing drilling mud had already ceased before we acquired any of the drilling rigs addressed in these lawsuits. We believe that we are not liable for the damages asserted and we expect to receive complete defense and indemnity with respect to a majority of the lawsuits from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. We also believe that we are not liable for the damages asserted in the remaining lawsuits pursuant to the terms of our 1989 asset purchase agreement with Diamond M Corporation, and we have filed a declaratory judgment action in Texas state court against NuStar Energy LP, the successor to Diamond M Corporation, seeking a judicial determination that we did not assume liability for these claims. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material effect on our consolidated financial condition, results of operations and cash flows.

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

Personal Injury Claims. Our deductibles for marine liability insurance coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2012, our estimated liability for personal injury claims was $35.0 million, of which $10.8 million and $24.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2011, our estimated liability for personal injury claims was $32.7 million, of which $10.1 million and $22.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. We are currently obligated under a vessel modification agreement with Keppel AmFELS, L.L.C., or Keppel, for the construction of the Ocean Onyx, and three separate turnkey contracts with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of three ultra-deepwater drillships. We estimate the aggregate cost for the construction of the Ocean Onyx and our three new drillships, including commissioning, spares and project management, to be approximately $300.0 million and $1.8 billion, respectively. The contracted price due to Keppel is payable in 11 installments based on the occurrence of certain events as detailed in the vessel modification agreement, and the first two payments aggregating $21.9 million were paid in the first quarter of 2012. The contracted price of each drillship is payable to Hyundai in two installments, with final payment due on delivery of each drillship. The first installments for all three drillships, aggregating $478.3 million, were paid in 2011.

At March 31, 2012 and December 31, 2011, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Letters of Credit and Other. We were contingently liable as of March 31, 2012 in the amount of $138.6 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit, including one $11.8 million bond that we purchased from a related party after obtaining competitive quotes. Agreements relating to approximately $123.5 million of performance bonds can require collateral at any time. As of March 31, 2012, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

9. Segments and Geographic Area Analysis

Although we provide contract drilling services with different types of offshore drilling rigs and also provide such services in many geographic locations, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics among all divisions and locations, including the nature of services provided and the type of customers of such services.

Revenues from contract drilling services by equipment-type are listed below:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Floaters:
Ultra-Deepwater	$244,589	$198,730
Deepwater	146,003	132,252
Mid-Water	318,595	409,583

Total Floaters	709,187	740,565
Jack-ups	45,968	48,218
Other	—	90

Total contract drilling revenues	755,155	788,873
Revenues related to reimbursable expenses	13,487	17,516

Total revenues	$768,642	$806,389

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2012, our drilling rigs were located offshore twelve countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
United States	$46,606	$50,274

International:
South America	375,845	444,103
Australia/Asia	140,723	104,668
Europe/Africa/Mediterranean	161,508	190,048
Mexico	43,960	17,296

Total revenues	$768,642	$806,389

10. Income Taxes

Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by one of our wholly owned foreign subsidiaries. It is our intention to indefinitely reinvest future earnings of this subsidiary to finance foreign activities. Accordingly, U.S. income taxes have not been provided on such earnings. In 2011, we were able defer certain other foreign earnings for U.S. tax purposes. However, due to the expiration of a tax law provision at the end of 2011; such deferral is unavailable in 2012. In the three months ended March 31, 2012, we provided U.S. income taxes on these other foreign earnings.

During the three months ended March 31, 2012, the Brazilian tax authorities concluded their audit of our income tax return for the 2007 year. On February 29, 2012, we received an assessment of approximately $19 million for income tax, including interest and penalties. We contested the tax assessment in March 2012 and are awaiting the outcome. We have not accrued any tax expense related to this assessment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. Our fleet of 48 offshore drilling rigs, including cold stacked units, consists of 32 semisubmersibles, 12 jack-ups and four dynamically positioned drillships, three of which are under construction with delivery expected in the second and fourth quarters of 2013 and in the second quarter of 2014. Our semisubmersible fleet includes the Ocean Onyx, which is under construction in Brownsville, Texas.

During the first quarter of 2012, we sold the Ocean Columbia, one of our actively-marketed jack-up rigs, for cash proceeds of $40.0 million and have classified four non-working jack-up rigs, including three cold stacked, mat-supported rigs, as “Assets held for sale” in our Consolidated Balance Sheets at March 31, 2012 included in Item 1 of Part I of this report. At March 31, 2012, our fleet also includes two additional jack-up rigs and three mid-water semisubmersibles that are cold stacked.

Overview

International Floater Market

Internationally, the ultra-deepwater and deepwater floater markets are generally strong and continue to show signs of further strengthening, particularly in the ultra-deepwater segment where there are few uncontracted rigs available to work in 2012. We believe that the decreasing availability of rigs in this market will continue to put upward pressure on dayrates during the remainder of 2012. However, due to our contracted backlog in 2012, we have limited availability in this market (see – Contract Drilling Backlog). In addition, based on March 2012 analyst data, there are over 90 ultra-deepwater and deepwater floaters under construction, over half of which are expected to enter the market in 2012 through 2014. Although there are a few exceptions, many of these floaters scheduled for delivery beyond 2012 are not yet contracted for future work.

Market strength for ultra-deepwater and deepwater rigs varies among geographic regions. Based on public announcements, upcoming drilling programs offshore Brazil will require a number of additional ultra-deepwater rigs, and Petróleo Brasileiro S.A., or Petrobras, has announced plans to attempt to meet some of this demand with rigs constructed domestically in Brazil. As of the date of this report, there are 35 rigs planned for construction in Brazil based on industry reports; however the timing of delivery of these rigs could be impacted by the availability of shipyard capacity in Brazil. Additional demand for ultra-deepwater rigs could develop if Brazilian drilling programs, including those of Petrobras, are accelerated prior to delivery of domestically-constructed rigs. In addition, successful exploration and development programs in West Africa have given rise to a robust market for deepwater and ultra-deepwater rigs in that region.

Market strength for mid-water floaters is stable or improving depending on the geographic market. In the North Sea, the mid-water market is strong, with signs of increasing dayrates, and, in the Mediterranean region, demand remains solid. The Southeast Asia and Australia markets also remain steady.

As of the date of this report, industry-wide floater utilization is reported to be greater than 90%, and, as of April 1, 2012, our floating rigs were committed for approximately 79% of the days remaining in 2012 and 51% of 2013.

International Jack-up Market

Four of our marketed jack-up rigs are currently operating in the Mexican waters of the Gulf of Mexico, where drilling activity remains stable and additional tendering activity is ongoing. Of our two remaining marketed international jack-ups, one is currently working offshore Egypt, and the other, located offshore Montenegro, is actively seeking work.

GOM Floater and Jack-up Market

Drilling activity on the Outer Continental Shelf of the Gulf of Mexico continues to strengthen but has not yet returned to pre-Macondo levels. Many of our rigs that previously operated in the U.S. Gulf of Mexico, or GOM, have been relocated to international markets and continue to work outside the GOM. We currently have one deepwater semisubmersible operating in the GOM; however, the Ocean Saratoga, a mid-water floater, is expected to return to this market in the second quarter of 2012 after completion of a contract offshore Guyana.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of April 16, 2012, February 1, 2012 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2011), and April 18, 2011 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 16, 2012	February 1, 2012	April 18, 2011
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)	$4,721,000	$4,926,000	$2,102,000
Deepwater(2)	1,133,000	1,081,000	1,290,000
Mid-Water (3)	2,119,000	2,348,000	2,600,000

Total Floaters	7,973,000	8,355,000	5,992,000

Jack-ups	269,000	277,000	111,000

Total	$8,242,000	$8,632,000	$6,103,000

(1)	Contract drilling backlog as of April 16, 2012 for our ultra-deepwater floaters includes (i) $1.7 billion attributable to our contracted operations offshore Brazil for the years 2012 to 2015 and (ii) $1.8 billion attributable to future work for two of our drillships under construction.
(2)	Contract drilling backlog as of April 16, 2012 for our deepwater floaters includes $732.0 million attributable to our contracted operations offshore Brazil for the years 2012 to 2016.
(3)	Contract drilling backlog as of April 16, 2012 for our mid-water floaters includes $1.4 billion attributable to our contracted operations offshore Brazil for the years 2012 to 2015.

The following table reflects the amount of our contract drilling backlog by year as of April 16, 2012.

	For the Years Ending December 31,
	Total	2012 (1)	2013	2014	2015 - 2019
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)	$4,721,000	$660,000	$943,000	$1,084,000	$2,034,000
Deepwater(3)	1,133,000	419,000	369,000	149,000	196,000
Mid-Water (4)	2,119,000	827,000	752,000	454,000	86,000

Total Floaters	7,973,000	1,906,000	2,064,000	1,687,000	2,316,000

Jack-ups	269,000	112,000	108,000	36,000	13,000

Total	$8,242,000	$2,018,000	$2,172,000	$1,723,000	$2,329,000

(1)	Represents a nine-month period beginning April 1, 2012.
(2)	Contract drilling backlog as of April 16, 2012 for our ultra-deepwater floaters includes (i) $377.0 million, $524.0 million, $524.0 million and $320.0 million for the years 2012 to 2015, respectively, attributable to our contracted operations offshore Brazil and (ii) $29.0 million and $299.0 million for the years 2013 and 2014, respectively, and $1.5 billion in the aggregate for the years 2015 to 2019, attributable to future work for two of our drillships under construction.

(3)	Contract drilling backlog as of April 16, 2012 for our deepwater floaters includes $165.0 million, $222.0 million and $149.0 million for the years 2012 to 2014, respectively, and $196.0 million in the aggregate for the years 2015 to 2016, attributable to our contracted operations offshore Brazil.
(4)	Contract drilling backlog as of April 16, 2012 for our mid-water floaters includes $457.0 million, $477.0 million, $368.0 million and $86.0 million for the years 2012 to 2015, respectively, attributable to our contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of April 16, 2012. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHawk, Ocean BlackHornet, Ocean BlackRhino and the Ocean Onyx, which are all under construction.

	For the Years Ending December 31,
	2012 (1)	2013	2014	2015 - 2019
Rig Days Committed (2)
Floaters:
Ultra-Deepwater	97%	89%	73%	23%
Deepwater	93%	56%	19%	5%
Mid-Water	68%	45%	25%	1%
All Floaters	79%	58%	38%	8%

Jack-ups	41%	31%	12%	1%

(1)	Represents a nine-month period beginning April 1, 2012.
(2)	As of April 16, 2012, includes approximately 880 and 520 currently known, scheduled shipyard, survey and mobilization days for 2012 and 2013, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey, or special survey, that are due every five years for each of our rigs. Operating revenue decreases because these special surveys are performed during scheduled downtime in a shipyard. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance activities may result from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter.

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

During the remaining three quarters of 2012, 12 of our rigs will require 5-year surveys, including one of our U.K. rigs that will require dry-docking for inspections. We expect these 12 rigs to be out of service for approximately 630 days in the aggregate to complete the inspections and any shipyard projects scheduled concurrently with the surveys. We also expect to spend an additional approximately 250 days during the remainder of 2012 for intermediate surveys, the mobilization of rigs, contract acceptance testing and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Overview – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations and cash flows. Under our insurance policy that expires on May 1, 2012, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss-of-hire insurance policies to cover our rigs.

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

We are in the process of renewing our principal insurance coverages to be effective May 1, 2012. While the availability of liability coverage in our insurance market has contracted, we expect our coverage and policy limits for physical damage insurance to be similar to our current policy, and we expect that our policy limits for insurance will remain within the range that is customary for companies of our size in the offshore drilling industry, and at levels we believe to be appropriate for our business.

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. During the third quarter of 2011, we commenced capitalization of interest on qualifying expenditures related to the construction of our three new drillships and, in the first quarter of 2012, we commenced capitalization of interest related to the construction of the Ocean Onyx. We expect to capitalize interest pursuant to these projects throughout 2012.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to these policies during the three months ended March 31, 2012.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended March 31,
	2012	2011
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	620	556
Deepwater	400	371
Mid-Water	1,124	1,458
Jack-ups	522	555

UTILIZATION (2)
Floaters:
Ultra-Deepwater	85%	77%
Deepwater	88%	83%
Mid-Water	65%	81%
Jack-ups	44%	47%

AVERAGE DAILY REVENUE (3)
Floaters:
Ultra-Deepwater	$364,000	$343,100
Deepwater	358,900	342,500
Mid-Water	266,200	274,600
Jack-ups	86,700	82,200

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).
(3)

Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$244,589	$198,730
Deepwater	146,003	132,252
Mid-Water	318,595	409,583

Total Floaters	709,187	740,565
Jack-ups	45,968	48,218
Other	—	90

Total Contract Drilling Revenue	$755,155	$788,873

Revenues Related to Reimbursable Expenses	$13,487	$17,516

CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$139,961	$108,645
Deepwater	58,594	58,109
Mid-Water	162,779	152,020

Total Floaters	361,334	318,774
Jack-ups	31,443	42,100
Other	4,325	1,490

Total Contract Drilling Expense	$397,102	$362,364

Reimbursable Expenses	$13,151	$16,950

OPERATING INCOME
Floaters:
Ultra-Deepwater	$104,628	$90,085
Deepwater	87,409	74,143
Mid-Water	155,816	257,563

Total Floaters	347,853	421,791
Jack-ups	14,525	6,118
Other	(4,325)	(1,400)
Reimbursable expenses, net	336	566
Depreciation	(101,393)	(101,173)
General and administrative expense	(17,586)	(17,725)
Bad debt recovery	618	8,447
Gain on disposition of assets	25,382	2,641

Total Operating Income	$265,410	$319,265

Other income (expense):
Interest income	1,783	450
Interest expense	(15,329)	(22,044)
Foreign currency transaction gain (loss)	(104)	(1,606)
Other, net	(325)	784

Income before income tax expense	251,435	296,849
Income tax expense	(66,266)	(46,237)

NET INCOME	$185,169	$250,612

The following is a summary of the most significant transfers of our rigs during 2012 and 2011 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters:
Ocean Monarch	Ultra-Deepwater	GOM to Vietnam	September 2011

Ocean Epoch	Mid-Water	Cold stacked (Malaysia)	February 2011
Ocean Yorktown	Mid-Water	Brazil to GOM	August 2011
Ocean Yorktown	Mid-Water	GOM to Mexico	December 2011
Ocean Guardian	Mid-Water	Falklands to U.K.	January 2012
Ocean Saratoga	Mid-Water	GOM to Guyana	January 2012

Jack-ups:
Ocean Sovereign	Jack-up	Cold stacked (Malaysia)	October 2011
Ocean Scepter	Jack-up	Brazil to GOM	October 2011
Ocean Titan	Jack-up	GOM to Mexico	November 2011
Ocean Scepter	Jack-up	GOM to Mexico	December 2011
Ocean Columbia	Jack-up	Sold	March 2012

Overview

Three Months Ended March 31, 2012 and 2011

Operating Income. Operating income decreased $53.9 million, or 17%, during the first quarter of 2012 compared to the same period of 2011, reflecting both a decline in revenue and an increase in contract drilling expense. Aggregate revenue for our floater and jack-up fleets decreased $33.7 million, or 4%, compared to the first quarter of 2011, while contract drilling expense increased $34.7 million, or 10%, compared to the same period. Contract drilling revenue for the first quarter of 2012 was negatively impacted by a decrease in both revenue earning days and average daily revenue earned by our mid-water floaters, compared to the first quarter of 2011, partially offset by favorable revenue variances for our ultra-deepwater and deepwater floaters. The increase in contract drilling expense for the first quarter of 2012 primarily reflects the higher cost of operating rigs internationally rather than domestically, including costs associated with the mobilization and demobilization of rigs to and from locations, personnel and related costs, freight, agency fees and non-income based taxes and other costs associated with establishing and maintaining shorebase offices in international locations.

Other significant factors that affected the comparability of our operating income for the three-month periods ended March 31, 2012 and 2011 were as follows:

•	Bad Debt Recovery. During the three-month periods ended March 31, 2012 and 2011, we recovered $0.6 million and $8.4 million, respectively, of previously recorded reserves for bad debts.

•

Gain on Disposition of Assets. During the first quarter of 2012, we sold the Ocean Columbia for net proceeds of $40.0 million and recognized a gain on sale of approximately $25 million. During the first quarter of 2011, we recognized a $2.6 million gain primarily related to the sale of used equipment.

Interest Expense. Interest expense decreased $6.7 million during the three-month period ended March 31, 2012 compared to the same period in 2011, primarily due to $7.1 million of interest capitalized in 2012 related to the construction of our three new drillships and the Ocean Onyx.

Income Tax Expense Our estimated annual effective tax rate for the first quarter of 2012 was 26.6%, compared to a 20.8% estimated annual effective tax rate for the first quarter of 2011. The higher estimated tax rate in the first quarter of 2012 was primarily the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to our higher effective tax rate in 2012, compared to the first quarter of 2011, was the impact of a tax law provision that expired at the end of 2011. This provision allowed us to defer recognition of certain foreign earnings for U.S. tax purposes during the 2011 quarter; such deferral was unavailable in the 2012 quarter.

Income tax expense for the three months ended March 31, 2011 also included a $15.0 million reversal of U.S. income taxes that had been provided in 2010 on certain of our foreign earnings that we had planned to repatriate. In 2011, we reassessed our intention to repatriate these foreign earning to the U.S. subsequent to our decisions to build three new drillships overseas.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended March 31, 2012 and 2011

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $45.9 million during the first quarter of 2012, compared to the same period in 2011, primarily due to 64 incremental revenue earning days ($22.1 million) and a higher average daily revenue earned ($13.0 million) in the first quarter of 2012. The Ocean Monarch logged 82 incremental revenue earnings days during the first quarter of 2012, compared to the first quarter of 2011 when the rig incurred unplanned downtime for the entire quarter as a result of a force majeure assertion by a customer. During the first quarter of 2012, the Ocean Monarch generated $42.9 million in revenue, including $13.9 million in amortized mobilization fees, and incurred $18.3 million in incremental contract drilling expense. Contract drilling expense incurred by our other ultra-deepwater floaters during the first quarter of 2012 increased $31.3 million and reflected higher personnel related costs, inspection costs and costs associated with operating rigs internationally, such as freight and revenue-based agency fees, than in the comparable quarter of 2011.

Deepwater Floaters. Revenue generated by our deepwater floaters increased $13.8 million in the first quarter of 2012, compared to the same quarter in 2011, as a result of 29 additional revenue earning days ($9.8 million) and a higher average daily revenue earned ($6.5 million) during the 2012 quarter, partially offset by the recognition of less amortized mobilization revenue in the first quarter of 2012 compared to the same period in 2011 ($2.6 million). The increase in revenue earning days is the result of fewer planned, non-operating days for repairs, inspections and contract preparation activities during the first quarter of 2012, compared to the prior year quarter. While average daily revenue earned by our deepwater floaters increased only 5%, several rigs benefited from more favorable contract terms in the first quarter of 2012, compared to the first quarter of 2011, most notably the Ocean America and Ocean Victory. However, the Ocean Valiant completed its initial contract in Angola in the third quarter of 2011 and is currently working at a significantly lower dayrate than that earned during the first quarter of 2011. Contract drilling expense for the first quarter of 2012 remained relatively consistent with the first quarter of 2011, increasing by $0.5 million between periods.

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $91.0 million during the first quarter of 2012, compared to the same quarter in 2011, primarily due to 334 fewer revenue earning days ($91.6 million) combined with a decline in average daily revenue earned ($9.4 million). The decrease in revenue earning days, compared to the first quarter of 2011, was primarily attributable to planned downtime for mobilization and shipyard projects (130 additional days), unplanned downtime for repairs and the warm stacking of rigs between contracts (130 additional days) and 94 additional cold stacked days. The decline in revenue was partially offset by higher mobilization revenue recognized during the first quarter of 2012 ($10.0 million), compared to the prior year quarter, primarily due to an $8.0 million demobilization fee received by the Ocean Guardian upon completion of its contract offshore the Falkland Islands. Contract drilling expense increased $10.8 million during the first quarter of 2012, compared to the same quarter in 2011, primarily due to the recognition of costs associated with the January 2012 demobilization of the Ocean Guardian from the Falkland Islands and the mobilization of the Ocean Saratoga to Guyana ($18.0 million), partially offset by a $6.6 million reduction in contract drilling expense attributed to our cold-stacked mid-water floaters.

Jack-ups. Revenue earned by our jack-up rigs decreased $2.3 million in the first quarter of 2012 compared to the same period in 2011, primarily due to 33 fewer revenue earning days ($2.8 million) and recognition of a lower amount of deferred mobilization fees ($1.9 million), partially offset by an increase in average daily revenue earned ($2.3 million) in the first quarter of 2012. Contract drilling expense declined $10.7 million during the first quarter of 2012 compared to the prior year quarter, primarily due to reduced expense for our cold-stacked rigs ($4.3 million) and decreased personnel, freight and inspection costs for our actively marketed jack-up rigs.

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. At March 31, 2012, we had $123.5 million in “Cash and cash equivalents” and $1,276.6 million in “Marketable securities,” representing our investment of cash available for current operations.

Liquidity and Capital Requirements

Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures and debt service requirements. We determine the amount of cash required to meet our capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, our ongoing rig equipment replacement and enhancement programs, and our obligations relating to the construction of our three new drillships and construction of the Ocean Onyx. As a result of our intention to indefinitely reinvest the earnings of our wholly owned subsidiary, Diamond Offshore International Limited, or DOIL, to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. However, we believe that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet their respective working capital requirements and capital commitments over the next twelve months. We will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

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

Contractual Cash Obligations.

We are currently obligated under a vessel modification agreement with Keppel AmFELS, L.L.C., or Keppel, for the construction of the Ocean Onyx, and three separate turnkey contracts with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of three ultra-deepwater drillships. We estimate the aggregate cost for the construction of the Ocean Onyx and our three new drillships, including commissioning, spares and project management, to be approximately $300.0 million and $1.8 billion, respectively. The contracted price due to Keppel is payable in 11 installments based on the occurrence of certain events as detailed in the vessel modification agreement, and the first two payments aggregating $21.9 million were paid in the first quarter of 2012. The contracted price of each drillship is payable to Hyundai in two installments, with final payment due on delivery of each drillship. The first installments for all three drillships, aggregating $478.3 million, were paid in 2011. See “—Capital Expenditures.”

At March 31, 2012, we had foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $64.8 million outstanding. See further information regarding these contracts in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.

As of March 31, 2012, the total unrecognized tax benefit related to uncertain tax positions was $43.4 million. In addition, we have recorded a liability, as of March 31, 2012, for potential penalties and interest of $23.0 million and $10.3 million, respectively, related to the tax benefit related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

We had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2012, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments—Letters of Credit.

We were contingently liable as of March 31, 2012 in the amount of $138.6 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. We purchased one of these bonds in the amount of $11.8 million from a related party after obtaining competitive quotes. Agreements relating to approximately $123.5 million of performance bonds can require collateral at any time. As of March 31, 2012, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2012	2013	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$1,444	$944	$500	$—
Performance bonds	76,347	16,281	15,667	44,399
Other	60,813	1,425	59,388	—

Total obligations	$138,604	$18,650	$75,555	$44,399

Credit Ratings.

Our current credit rating is Baa1 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Capital Expenditures.

During 2012, we expect to spend approximately $220.0 million for capital expenditures associated with the construction of our three new drillships and the Ocean Onyx and an additional $330.0 million for capital expenditures associated with our ongoing rig equipment replacement and enhancement programs and other corporate requirements. We expect to finance our 2012 capital expenditures through the use of our existing cash balances or internally generated funds.

Off-Balance Sheet Arrangements.

At March 31, 2012 and December 31, 2011, we had no off-balance sheet debt or other arrangements.

Historical Cash Flows

The following is a discussion of our historical cash flows from operating, investing and financing activities for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net Cash Provided by Operating Activities.

	Three Months Ended March 31,
	2012	2011	Change
	(In thousands)
Net income	$185,169	$250,612	$(65,443)
Net changes in operating assets and liabilities	42,117	58,218	(16,101)
Cost of proceeds from settlement of FOREX contracts designated as accounting hedges	(1,778)	1,826	(3,604)
Gain on sale and disposition of assets	(25,382)	(2,641)	(22,741)
Loss (Gain) on FOREX contracts	1,778	(1,826)	3,604
Deferred tax provision	(791)	(14,774)	13,983
Depreciation and other non-cash items, net	148,729	115,064	33,665

	$349,842	$406,479	$(56,637)

Our cash flows from operations for the first three months of 2012 decreased $56.6 million, compared to the same period in 2011, due to lower earnings in the first quarter of 2012 primarily as a result of an aggregate reduction in average utilization and dayrates earned by our mid-water floaters. Non-cash adjustments to net income during the first quarter of 2012 were $122.6 million compared to $97.6 million during the first quarter of 2011 and included a gain of approximately $25 million on the sale of the Ocean Columbia in March 2012.

During the first quarter of 2012, we used additional cash of $16.1 million to satisfy our working capital requirements compared to the first quarter of 2011. Trade and other receivables used cash of $11.0 million during the first quarter of 2012, compared to generating $79.8 million in cash during the same period of 2011. We also used cash of $17.6 million and $32.8 million to satisfy our accounts payable and accrued liability needs during the first three months of 2012 and 2011, respectively, and paid foreign income taxes, net of refunds, of $10.8 million and $48.5 million during the first quarter of 2012 and 2011, respectively.

Net Cash Used in Investing Activities.

	Three Months Ended March 31,
	2012	2011	Change
	(In thousands)
Purchase of marketable securities	$(976,715)	$(1,249,835)	$273,120
Proceeds from sale and maturities of marketable securities	600,034	1,362,016	(761,982)
Capital expenditures (including rig construction)	(110,234)	(370,597)	260,363
Deposits received on sale of rigs	7,750	—	7,750
Proceeds from disposition of assets	41,186	2,786	38,400

	$(437,979)	$(255,630)	$(182,349)

Our investing activities used $438.0 million during the first three months of 2012 compared to $255.6 million during the same period in 2011. During the first quarter of 2012 we purchased marketable securities, net of sales, of $376.7 million compared to net sales of $112.2 million during the same period in 2011. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.

During the first three months of 2012, we spent $42.2 million towards the construction of our three new drillships and the Ocean Onyx. Capital expenditures during the first three months of 2011 included $308.9 million in first installments for the construction of two of our drillships, the Ocean BlackHawk and Ocean BlackHornet. See “Liquidity and Capital Requirements — Contractual Cash Obligations” and “Liquidity and Capital Requirements – Capital Expenditures.”

We spent approximately $68.0 million during the first three months of 2012 related to our ongoing capital maintenance programs, including rig modifications to meet contractual requirements, compared to $61.7 million during the same period in 2011.

Net Cash Used in Financing Activities.

	Three Months Ended March 31,
	2012	2011	Change
	(In thousands)
Payment of dividends	$(122,138)	$(122,021)	$(117)
Other	31	—	31

	$(122,107)	$(122,021)	$(86)

During the first three months of 2012, we paid cash dividends totaling $122.1 million, consisting of regular and special cash dividends of $17.4 million and $104.7 million, respectively. During the first three months of 2011, we paid cash dividends totaling $122.0 million, consisting of regular and special cash dividends of $17.4 million and $104.6 million, respectively.

On April 18, 2012 we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on June 1, 2012 to stockholders of record on May 1, 2012.

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

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the three-month periods ended March 31, 2012 and 2011.

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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011;

•	general economic and business conditions, including the extent and duration of the recent financial crisis and restrictions in the credit market, the worldwide economic downturn and recession;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including in oil-producing regions;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity, including construction of new drilling rig capacity in Brazil;

•	market conditions in the offshore contract drilling industry, including dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, carbon emissions or energy use;

•	compliance with environmental laws and regulations;

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2012 and December 31, 2011, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2012 and December 31, 2011, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our long-term debt, as of March 31, 2012 and December 31, 2011, was denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $118.3 million and $122.0 million as of March 31, 2012 and December 31, 2011, respectively. A 100-basis point decrease would result in an increase in market value of $137.9 million and $142.4 million as of March 31, 2012 and December 31, 2011, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into foreign currency forward exchange, or FOREX, contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. As of March 31, 2012, we had FOREX contracts outstanding in the aggregate notional amount of $64.8 million, consisting of $7.7 million in Australian dollars, $33.1 million in Brazilian reais, $12.0 million in British pounds sterling, $6.3 million in Mexican pesos and $5.7 million in Norwegian kroner. These contracts generally settle monthly through June 2012.

At March 31, 2012, we presented the fair value of our outstanding FOREX contracts as a current asset of $2.3 million in “Prepaid expenses and other current assets” and a current liability of $(1.0) million in “Accrued liabilities” in our Consolidated Balance Sheets. At December 31, 2011, we presented the fair value of our outstanding FOREX contracts as a current asset of $1.3 million in “Prepaid expenses and other current assets” and a current liability of $(8.5) million in “Accrued liabilities” in our Consolidated Balance Sheets.

The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)		Market Risk
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
(In thousands)
Interest rate:
Marketable securities	$1,276,600(a)	$902,400(a)	$(4,300) (b)	$(4,100)(b)

Foreign Exchange:
FOREX contracts – receivable positions	2,300(c)	1,300(c)	(10,300) (d)	(11,400) (d)
FOREX contracts – liability positions	(1,000)(c)	(8,500)(c)	(1,400) (d)	(14,700) (d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2012 and December 31, 2011.

(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2012 and December 31, 2011.

(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on March 31, 2012 and December 31, 2011.

(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at March 31, 2012 and December 31, 2011, with all other variables held constant.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)

Date April 26, 2012	By:	/s/ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date April 26, 2012		/s/ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through March 15, 2011) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2011).

10.1	The Diamond Offshore Drilling, Inc. Incentive Compensation Plan for Executive Officers (Amended and Restated as of March 20, 2012) (incorporated by reference to Exhibit A attached to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2012).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.
**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.