Form 10-Q
period 2012-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2012-10-25
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 18, 2012 Common stock, $0.01 par value per share         139,030,318 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$316,599	$333,765
Marketable securities	1,175,572	902,414
Accounts receivable, net of allowance for bad debts	463,219	563,934
Prepaid expenses and other current assets	143,441	192,570

Total current assets	2,098,831	1,992,683
Drilling and other property and equipment, net of accumulated depreciation	4,835,715	4,667,469
Other assets	245,204	304,005

Total assets	$7,179,750	$6,964,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,312	$64,147
Accrued liabilities	322,813	336,400
Taxes payable	31,573	26,744

Total current liabilities	432,698	427,291
Long-term debt	1,496,004	1,495,823
Deferred tax liability	534,767	536,815
Other liabilities	174,851	171,165

Total liabilities	2,638,320	2,631,094

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock (par value $0.01, 500,000,000 shares authorized; 143,947,118 shares issued and 139,030,318 shares outstanding at September 30, 2012; 143,944,009 shares issued and 139,027,209 shares outstanding at December 31, 2011)	1,439	1,439
Additional paid-in capital	1,981,728	1,978,369
Retained earnings	2,669,775	2,472,310
Accumulated other comprehensive gain (loss)	2,901	(4,642)
Treasury stock, at cost (4,916,800 shares at September 30, 2012 and December 31, 2011)	(114,413)	(114,413)

Total stockholders’ equity	4,541,430	4,333,063

Total liabilities and stockholders’ equity	$7,179,750	$6,964,157

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Contract drilling	$714,027	$861,511	$2,195,443	$2,520,030
Revenues related to reimbursable expenses	15,114	16,666	40,528	54,032

Total revenues	729,141	878,177	2,235,971	2,574,062

Operating expenses:
Contract drilling, excluding depreciation	357,281	391,369	1,159,635	1,141,739
Reimbursable expenses	14,563	16,206	39,351	52,443
Depreciation	99,207	101,175	300,069	303,523
General and administrative	13,476	14,879	49,803	48,976
Bad debt expense (recovery)	—	4,734	(1,018)	(5,413)
Gain on disposition of assets	(208)	(463)	(79,285)	(4,344)

Total operating expenses	484,319	527,900	1,468,555	1,536,924

Operating income	244,822	350,277	767,416	1,037,138

Other income (expense):
Interest income	773	2,024	4,052	3,565
Interest expense	(8,720)	(15,874)	(36,780)	(60,144)
Foreign currency transaction gain (loss)	(1,860)	(1,442)	(881)	(4,603)
Other, net	(168)	(136)	(767)	(232)

Income before income tax expense	234,847	334,849	733,040	975,724

Income tax expense	(56,661)	(77,995)	(168,224)	(201,672)

Net income	$178,186	$256,854	$564,816	$774,052

Income per share:
Basic	$1.28	$1.85	$4.06	$5.57

Diluted	$1.28	$1.85	$4.06	$5.57

Weighted-average shares outstanding:
Shares of common stock	139,030	139,027	139,029	139,027
Dilutive potential shares of common stock	23	14	17	21

Total weighted-average shares outstanding	139,053	139,041	139,046	139,048

Cash dividends declared per share of common stock	$0.875	$0.875	$2.625	2.625

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$178,186	$256,854	$564,816	$774,052

Other comprehensive gains (losses), net of tax:
Foreign currency forward exchange contracts:

Unrealized holding gain (loss)	1,118	(11,221)	4,024	(3,538)
Reclassification adjustment for loss (gain) included in net income	1,868	(3,115)	3,445	(8,064)

Investments in marketable securities:

Unrealized holding gain (loss)	29	(55)	18	(54)
Reclassification adjustment for (gain) loss included in net income	(28)	1	56	(378)

Total other comprehensive gain (loss)	2,987	(14,390)	7,543	(12,034)

Comprehensive income	$181,173	$242,464	$572,359	$762,018

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$564,816	$774,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	300,069	303,523
Gain on disposition of assets	(79,285)	(4,344)
Loss (gain) on foreign currency forward exchange contracts	5,692	(9,593)
Deferred tax provision	(6,089)	(15,798)
Accretion of discounts on marketable securities	4,461	(39)
Stock-based compensation expense	3,248	3,749
Deferred income, net	(19,020)	(46,127)
Deferred expenses, net	58,391	62,836
Other assets, noncurrent	2,697	(165)
Other liabilities, noncurrent	7,029	964
(Payments of) proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	(5,692)	9,593
Other	800	51
Changes in operating assets and liabilities:
Accounts receivable	108,159	20,055
Prepaid expenses and other current assets	(9,350)	(20,137)
Accounts payable and accrued liabilities	4,961	(43,845)
Taxes payable	68,711	44,368

Net cash provided by operating activities	1,009,598	1,079,143

Investing activities:
Capital expenditures (including rig construction)	(514,672)	(643,305)
Proceeds from disposition of assets, net of disposal costs	136,937	5,128
Proceeds from sale and maturities of marketable securities	2,075,106	4,862,108
Purchases of marketable securities	(2,352,635)	(5,051,538)

Net cash used in investing activities	(655,264)	(827,607)

Financing activities:
Payment of dividends	(367,984)	(367,930)
Credit facility arrangement fees	(3,646)	—
Other	130	4

Net cash used in financing activities	(371,500)	(367,926)

Net change in cash and cash equivalents	(17,166)	(116,390)
Cash and cash equivalents, beginning of period	333,765	464,393

Cash and cash equivalents, end of period	$316,599	$348,003

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

As of October 18, 2012, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.

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

The effect of exchange rate changes on cash balances held in foreign currencies was not material for each of the three and nine-month periods ended September 30, 2012 and 2011.

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

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the nine months ended September 30, 2012 and the year ended December 31, 2011, we capitalized $152.3 million and $269.5 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $50 million per project.

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

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. See Note 7. A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$19,145	$20,364	$62,782	$64,634
Capitalized interest	(10,425)	(4,490)	(26,002)	(4,490)

Total interest expense as reported	$8,720	$15,874	$36,780	$60,144

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

A summary of the number and net book value of our cold-stacked rigs at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(In millions, except number of rigs)
Mid-Water floaters	2	3
Jack-ups	1	5

Total	3	8

Aggregate net book value	$38.2	$76.5

We performed an impairment review for each of these rigs at December 31, 2011 using the methodology described above. Based on our analyses, we concluded that these rigs were not subject to impairment at December 31, 2011. Four of the eight rigs cold stacked at December 31, 2011 were sold in the first half of 2012 at prices in excess of net book value. During the third quarter of 2012, we entered into a construction contract with a shipyard in Singapore to construct a moored semisubmersible rig, the Ocean Apex, utilizing the hull of one of our mid-water floaters that was cold stacked at December 31, 2011. See Note 9.

Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the three-month and nine-month periods ended September 30, 2012, we recognized net foreign currency transaction (losses) of $(1.9) million and $(0.9) million, respectively. For the three-month and nine-month periods ended September 30, 2011, we recognized net foreign currency transaction (losses) of $(1.4) million and $(4.6) million, respectively. See Note 5.

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

2. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Trade receivables	$444,558	$555,451
Value added tax receivables	8,448	11,615
Interest receivable	1,735	2,540
Related party receivables	306	577
Other	13,642	618

	468,689	570,801
Allowance for bad debts	(5,470)	(6,867)

Total	$463,219	$563,934

During the nine-month period ended September 30, 2012, we recovered $1.0 million associated with the reserves for bad debts recorded in previous years. In addition, during the first nine months of 2012, we wrote off $0.4 million in previously reserved trade receivables against the allowance for bad debts. No additional allowances were deemed necessary for the three-month and nine-month periods ended September 30, 2012.

During the three-month and nine-month periods ended September 30, 2011, we recovered $1.0 million and $11.1 million, respectively, in previously reserved bad debts. In addition, during 2011, we offset $18.4 million in previously reserved trade receivables against the allowance for bad debts.

Prepaid expenses and other current assets consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Rig spare parts and supplies	$54,735	$52,637
Deferred mobilization costs	43,967	74,659
Prepaid insurance	20,424	12,417
Deferred tax assets	6,800	6,800
Prepaid taxes	7,308	37,612
FOREX contracts	4,383	1,262
Other	5,824	7,183

Total	$143,441	$192,570

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Rig operating expenses	$79,629	$108,342
Payroll and benefits	80,982	77,055
Deferred revenue	64,012	67,894
Accrued capital project/upgrade costs	48,620	22,725
Interest payable	29,422	21,406
Construction milestone payments	—	14,600
Personal injury and other claims	11,294	10,536
Other	8,854	13,842

Total	$322,813	$336,400

At December 31, 2011, we had accrued $14.6 million for the first milestone payment related to the construction of the Ocean Onyx. See Note 9.

Consolidated Statements of Cash Flows Information

We paid interest on long-term debt totaling $54.0 million for each of the nine-month periods ended September 30, 2012 and 2011. We paid $0.2 million in interest on Internal Revenue Service assessments during the nine-month period ended September 30, 2012.

We made estimated U.S. federal income tax payments of $53.0 million and $64.0 million during the nine-month periods ended September 30, 2012 and 2011, respectively. We paid $56.1 million and $121.9 million in foreign income taxes, net of foreign tax refunds, during the nine months ended September 30, 2012 and 2011, respectively. We paid state income taxes, net of refunds, of $0.2 million during each of the nine-month periods ended September 30, 2012 and 2011.

Cash payments for capital expenditures for the nine months ended September 30, 2012 included $37.3 million that was accrued but unpaid at December 31, 2011. Cash payments for capital expenditures for the nine months ended September 30, 2011 included $28.9 million that was accrued but unpaid at December 31, 2010. Capital expenditures that were accrued but not paid as of September 30, 2012 totaled $48.6 million. We have included this amount in “Accrued liabilities” in our Consolidated Balance Sheets at September 30, 2012.

3. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income – basic and diluted numerator:	$178,186	$256,854	$564,816	$774,052

Weighted average shares – basic (denominator):	139,030	139,027	139,029	139,027
Effect of dilutive potential shares Stock options and stock appreciation rights	23	14	17	21

Weighted average shares including conversions – diluted (denominator)	139,053	139,041	139,046	139,048

Earnings per share:
Basic	$1.28	$1.85	$4.06	$5.57

Diluted	$1.28	$1.85	$4.06	$5.57

The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Employee and director:
Stock options	18	19	18	10
Stock appreciation rights	874	815	900	719

4. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2012
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,175,213	$43	$1,175,256
Mortgage-backed securities	290	26	316

Total	$1,175,503	$69	$1,175,572

	December 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$902,042	$(59)	$901,983
Mortgage-backed securities	394	37	431

Total	$902,436	$(22)	$902,414

Proceeds from sales and maturities of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from maturities	$675,000	$1,550,000	$1,925,000	$4,850,000
Proceeds from sales	56	19	150,106	12,108
Gross realized gains	—	—	—	784
Gross realized losses	(1)	(1)	(6)	(3)

5. Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

Our international operations expose us to foreign exchange risk associated with our costs payable in foreign currencies for employee compensation, foreign income tax payments and purchases from foreign suppliers. We may utilize FOREX contracts to manage our foreign exchange risk. Our FOREX contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period.

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

During the nine months ended September 30, 2012 and 2011, we settled FOREX contracts with aggregate notional values of approximately $236.3 million and $224.8 million, respectively, of which the entire aggregate amounts were designated as an accounting hedge. During the nine-month periods ended September 30, 2012 and 2011, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.

The following table presents the amounts recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of (Loss) Gain Recognized in Income	2012	2011	2012	2011
	(In thousands)
Contract drilling expense	$(2,715)	$2,362	$(5,692)	$9,593

As of September 30, 2012, we had FOREX contracts outstanding in the aggregate notional amount of $140.2 million, consisting of $13.5 million in Australian dollars, $73.9 million in Brazilian reais, $22.6 million in British pounds sterling, $23.1 million in Mexican pesos and $7.1 million in Norwegian kroner. These contracts settle monthly through September 2013. As of September 30, 2012, all outstanding derivative contracts had been designated as cash flow hedges. See Note 6.

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at September 30, 2012 and December 31, 2011.

Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$4,383	$1,262	Accrued liabilities	$—	$(8,454)

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2012 and 2011.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Amount of gain (loss) recognized in AOCGL on derivative (effective portion)	$1,720	$(17,263)	$6,191	$(5,443)

Location of (loss) gain reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense	Contract drilling expense	Contract drilling expense

Amount of (loss) gain reclassified from AOCGL into income (effective portion)	$(2,873)	$4,792	$(5,300)	$12,407

Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)

Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$(39)	$—

As of September 30, 2012, the estimated amount of net unrealized gains associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $4.4 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. Our two largest customers in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government) and OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company), accounted for $107.8 million and $50.2 million, or 24% and 11%, respectively, of our total consolidated gross trade accounts receivable balances as of September 30, 2012, and $110.4 million and $69.4 million, or 20% and 12%, respectively, as of December 31, 2011.

At September 30, 2012 and December 31, 2011, $42.2 million and $95.8 million, respectively, in trade accounts receivable was payable to us from a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties, which we believe is a real property interest. Our drilling program related to the NPI arrangement was completed in 2011. The customer who conveyed the NPI to us filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on August 17, 2012. Certain parties (including the debtor) in the bankruptcy proceedings have questioned whether our NPI, and certain amounts we have received and expect to receive under it since the filing of the bankruptcy, should be included in the debtor’s estate under the bankruptcy proceeding. We have filed a declaratory judgment action in the bankruptcy court seeking a declaration that our NPI, and payments that we have received and expect to receive from it since the filing of the bankruptcy, are not part of the bankruptcy estate, and we will vigorously defend our rights and pursue our interests in this matter. We believe we will collect all of the receivable due to us from the NPI and, accordingly, have recorded no reserve for this receivable as of September 30, 2012.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Historically, we have not experienced significant losses on our trade receivables. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. Our allowance for bad debts was $5.5 million and $6.9 million at September 30, 2012 and December 31, 2011, respectively. See Note 2.

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

Level1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at September 30, 2012 consisted of cash held in money market funds of $292.8 million and investments in U.S. Treasury securities of $1,175.3 million. Our Level 1 assets at December 31, 2011 consisted of cash held in money market funds of $303.9 million and investments in U.S. Treasury securities of $902.0 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2012
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$1,468,099	$—	$—	$1,468,099
FOREX contracts	—	4,383	—	4,383
Mortgage-backed securities	—	316	—	316

Total assets	$1,468,099	$4,699	$—	$1,472,798

Liabilities:
FOREX contracts	$—	$—	$—	$—

	December 31, 2011
	Fair Value Measurements Using			Assets at Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Short-term investments	$1,205,925	$—	$—	$1,205,925
FOREX contracts	—	1,262	—	1,262
Mortgage-backed securities	—	431	—	431

Total assets	$1,205,925	$1,693	$—	$1,207,618

Liabilities:
FOREX contracts	$—	$(8,454)	$—	$(8,454)

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

We consider our long-term debt to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 was derived using a third-party pricing service at September 30, 2012 and quoted closing market prices from brokers of these instruments at December 31, 2011. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring around the report date. Fair values and related carrying values of our long-term debt instruments are shown below.

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Senior Notes	$276.7	$249.8	$272.9	$249.8
5.15% Senior Notes	270.4	249.9	272.7	249.8
5.70% Senior Notes	658.0	496.8	555.0	496.8
5.875% Senior Notes	619.3	499.5	575.4	499.4

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

7. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Drilling rigs and equipment	$7,352,374	$7,431,713
Construction work-in-progress	870,192	504,805
Land and buildings	63,258	60,926
Office equipment and other	54,919	49,035

Cost	8,340,743	8,046,479
Less: accumulated depreciation	(3,505,028)	(3,379,010)

Drilling and other property and equipment, net	$4,835,715	$4,667,469

During 2012, we entered into contracts for the construction of a fourth drillship, the Ocean BlackLion, and the Ocean Apex, a deepwater floater rig. Construction work-in-progress, including capitalized interest, at September 30, 2012 included $699.1 million, $141.7 million and $29.4 million related to the construction of our four drillships, the Ocean Onyx, and the Ocean Apex, respectively. See Note 9.

During the first nine months of 2012, we sold six of our jack-up rigs for an aggregate pre-tax gain of approximately $76.5 million and retired the aggregate net book value of $55.4 million.

8. Credit Agreement

On September 28, 2012, we entered into a syndicated 5-Year Revolving Credit Agreement, or Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and swingline lender. The Credit Agreement provides for a $750 million senior unsecured revolving credit facility, for general corporate purposes, maturing on September 28, 2017. The entire amount of the facility is available for revolving loans. Up to $250 million of the facility is available for the issuance of performance or other standby letters of credit and up to $75 million is available for swingline loans.

Revolving loans under the Credit Agreement bear interest, at our option, at a rate per annum based on either an alternate base rate, or ABR, or a Eurodollar Rate, as defined in the Credit Agreement, plus the applicable interest margin for an ABR loan or a Eurodollar loan. The ABR is the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the daily one-month Eurodollar Rate plus 1.00%. The applicable interest margin for ABR loans varies from 0% to 0.25%, based on our current credit ratings. The applicable interest margin for Eurodollar loans varies between 0.75% and 1.25%, based on our current credit ratings.

Swingline loans bear interest, at our option, at a rate per annum equal to (i) the ABR plus the applicable interest margin for ABR loans or (ii) the daily one-month Eurodollar Rate plus the applicable interest margin for Eurodollar loans.

Under our Credit Agreement, we also pay, based on our current credit ratings, and as applicable, other customary fees including, but not limited to, a commitment fee on the unused commitments under the Credit Agreement, varying between 0.06% and 0.20% per annum, and a fronting fee to the issuing bank for each letter of credit. Participation fees for letters of credit are dependent upon the type of letter of credit issued, varying between 0.375% and 0.625% per annum for performance letters of credit, and between 0.75% and 1.25% per annum for all other letters of credit. Changes in credit ratings could lower or raise the fees that we pay under the Credit Agreement.

The Credit Agreement contains customary covenants including, but not limited to, maintenance of a ratio of consolidated indebtedness to total capitalization, as defined in the Credit Agreement, of not more than 60% at the end of each fiscal quarter, as well as limitations on liens; mergers, consolidations, liquidation and dissolution; changes in lines of business; swap agreements; transactions with affiliates; and subsidiary indebtedness.

Based on our current credit ratings at September 30, 2012, the applicable margin on ABR loans and Eurodollar loans would have been 0.00% and 1.00%, respectively. As of September 30, 2012, there were no amounts outstanding under the Credit Agreement.

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

Litigation. We are one of several unrelated defendants in lawsuits filed in state courts alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The manufacture and use of asbestos-containing drilling mud had already ceased before we acquired any of the drilling rigs addressed in these lawsuits. We believe that we are not liable for the damages asserted and we expect to receive complete defense and indemnity with respect to a majority of the lawsuits from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. We also believe that we are not liable for the damages asserted in the remaining lawsuits pursuant to the terms of our 1989 asset purchase agreement with Diamond M Corporation, and we filed a declaratory judgment action in Texas state court against NuStar Energy LP, or NuStar, the successor to Diamond M Corporation, seeking a judicial determination that we did not assume liability for these claims. We obtained summary judgment on our claims in the declaratory judgment action, but NuStar has appealed the court’s decision. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material effect on our consolidated financial condition, results of operations and cash flows.

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

Personal Injury Claims. Our deductibles for marine liability insurance coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2012, our estimated liability for personal injury claims was $36.5 million, of which $10.4 million and $26.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2011, our estimated liability for personal injury claims was $32.7 million, of which $10.1 million and $22.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. In August 2012, we entered into a vessel modification agreement with Jurong Shipyard Pte Ltd, or Jurong, for the construction of the Ocean Apex, a moored semisubmersible rig capable of operating in water depths up to 6,000 feet, which will be constructed utilizing the hull of one of our mid-water floaters that was previously cold stacked. The rig will be constructed in Singapore and is expected to be delivered in the second quarter of 2014 at an aggregate cost of approximately $370 million, including commissioning, spares and project management costs. The contracted price due to Jurong is payable in 12 installments based on the occurrence of certain events as detailed in the vessel modification agreement. We paid the first installment in the amount of $13.5 million, in August 2012.

In May 2012, we entered into a fourth turnkey contract with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of an additional ultra deepwater drillship with delivery scheduled for the fourth quarter of 2014. We expect the aggregate cost of the construction of our four drillships, including commissioning, spares and project management to be approximately $2.6 billion. The contracted price of each drillship is payable to Hyundai in two installments, with final payment due on delivery of each drillship. We have paid the first installment for each of the four drillships, for which we paid an aggregate of $478.3 million and $169.3 million in 2011 and 2012, respectively.

We are also obligated under a vessel modification agreement with Keppel AmFELS, L.L.C., or Keppel, for the construction of the Ocean Onyx. We estimate the aggregate cost for the construction of the Ocean Onyx to be approximately $300.0 million. The contracted price due to Keppel is payable in 11 installments based on the occurrence of certain events as detailed in the vessel modification agreement, and we paid the first five installments, aggregating $65.7 million, during the first nine months of 2012.

At September 30, 2012 and December 31, 2011, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Letters of Credit and Other. We were contingently liable as of September 30, 2012 in the amount of $126.1 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. Agreements relating to approximately $111.1 million of performance bonds can require collateral at any time. As of September 30, 2012, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

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

Revenues from contract drilling services by equipment type are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Floaters:
Ultra-Deepwater	$195,574	$220,415	$673,233	$652,417
Deepwater	163,816	217,379	452,384	542,422
Mid-Water	319,491	377,127	948,548	1,169,776

Total Floaters	678,881	814,921	2,074,165	2,364,615
Jack-ups	35,146	46,540	121,278	155,270
Other	—	50	—	145

Total contract drilling revenues	714,027	861,511	2,195,443	2,520,030
Revenues related to reimbursable expenses	15,114	16,666	40,528	54,032

Total revenues	$729,141	$878,177	$2,235,971	$2,574,062

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2012, our actively-marketed drilling rigs were en route to or located offshore fourteen countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
United States	$49,443	$93,870	$146,009	$245,365

International:
South America	360,617	454,350	1,084,210	1,339,674
Australia/Asia	111,850	121,450	379,240	344,572
Europe/Africa/Mediterranean	162,324	198,551	484,229	597,701
Mexico	44,907	9,956	142,283	46,750

Total revenues	$729,141	$878,177	$2,235,971	$2,574,062

11. Income Taxes

Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by one of our wholly owned foreign subsidiaries. It is our intention to indefinitely reinvest future earnings of this subsidiary to finance foreign activities. Accordingly, U.S. income taxes have not been provided on such earnings. In 2011, we were able to defer certain other foreign earnings for U.S. tax purposes. However, due to the expiration of a tax law provision at the end of 2011, such deferral is unavailable in 2012. In the nine months ended September 30, 2012, we provided U.S. income taxes on these other foreign earnings.

In 2012, the Brazilian tax authorities concluded their audit of our income tax return for the 2007 tax year. On February 29, 2012, we received an assessment of R$35.1 million (approximately equal to USD $17 million at September 30, 2012) for income tax, including interest and penalties. We contested the tax assessment in March 2012 and, in September 2012, a court in Brazil ruled to cancel the assessment; however, the Brazilian tax authorities may appeal the ruling. We have not accrued any tax expense related to this assessment.

In August 2012, the Mexican tax authorities dismissed a claim against one of our Mexican subsidiaries related to the 2004 tax year, and due to the statute of limitations, the 2004 tax year is now closed. Consequently, during the third quarter of 2012, we reversed our $4.4 million accrual for this uncertain tax position, which included $0.2 million of penalty and $2.6 million of interest.

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

We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. Our fleet of 44 offshore drilling rigs, including cold-stacked units, consists of 32 semisubmersibles, seven jack-ups and five dynamically positioned drillships, four of which are under construction. We expect two of our new drillships to be delivered in the second and fourth quarters of 2013 and the remaining two drillships under construction to be delivered in the second and fourth quarters of 2014. Our semisubmersible fleet includes the Ocean Onyx, which is under construction in Brownsville, Texas, and the Ocean Apex, a moored semisubmersible rig capable of operating in water depths up to 6,000 feet, which is under construction in Singapore. We expect the Ocean Onyx and the Ocean Apex to be delivered in the third quarter of 2013 and second quarter of 2014, respectively.

During the first nine months of 2012, we sold six of our jack-up rigs, including four rigs that had been cold stacked in previous periods. We also began construction of the Ocean Apex in the third quarter of 2012, utilizing the hull of one of our mid-water floaters that previously had been cold stacked. At September 30, 2012, our fleet included two mid-water semisubmersibles and one jack-up rig that are cold stacked.

Overview

International Floater Market

Internationally, the ultra-deepwater and deepwater floater markets are generally strong and continue to show signs of further strengthening, particularly in the ultra-deepwater segment where there are reportedly no uncontracted rigs available to work in 2012. Third quarter 2012 analyst data indicates that this market is expected to remain strong into 2013. We believe that the decreasing availability of rigs in this market will continue to put upward pressure on dayrates during the remainder of 2012. However, due to our contracted backlog in 2013, we have limited availability in this market and may not be able to benefit from higher price fixtures during that period See “– Contract Drilling Backlog”.

In addition, based on third quarter 2012 analyst data, there are over 90 floater rigs, primarily ultra-deepwater and deepwater units, on order or under construction, including 33 rigs to be built on behalf of Petróleo Brasileiro S.A., or Petrobras. Not counting the 33 Petrobras rigs, nearly 40% of the floaters scheduled for delivery in 2013 and nearly 70% of the floaters scheduled for delivery in 2014 and beyond are not yet contracted for future work, including two of our drillships under construction and the Ocean Apex. The Petrobras rigs are scheduled for delivery in 2015 and beyond; however, industry analysts believe that this timing may be delayed due to current shipyard limitations.

Market strength for ultra-deepwater and deepwater rigs varies among the geographic regions in which we operate, but generally is strong and at, or nearing, current rig capacity. As a result of successful exploration and development programs, primarily in the pre-salt regions offshore Brazil and West Africa, there continues to be a robust market for deepwater and ultra-deepwater rigs in those regions.

Market strength for mid-water floaters is stable or improving depending on the geographic market. In both the United Kingdom, or U.K., and Norway sectors of the North Sea, the mid-water market is strong, with signs of additional strengthening exhibited by increased demand and higher dayrates. A recent discovery offshore Norway has resulted in an increased interest in the harsh North Sea region. In the Mediterranean region, demand remains solid. The Southeast Asia and Australia markets also remain steady with indications of possible strengthening.

As of the date of this report, industry-wide floater utilization is reported to be approximately 90%, and, as of October 15, 2012, our floating rigs were committed for approximately 89% of the fourth quarter of 2012 and 76% of 2013.

International Jack-up Market

Four of our marketed jack-up rigs are currently operating in the Mexican waters of the Gulf of Mexico, where drilling activity remains stable and additional tendering activity is ongoing. Of our two remaining marketed international jack-ups, one commenced a two-year bareboat charter offshore Ecuador in the third quarter of 2012. Our other marketed international jack-up rig is located offshore Montenegro and is actively seeking work.

GOM Floater and Jack-up Market

Drilling activity on the Outer Continental Shelf of the Gulf of Mexico has continued to strengthen and some industry analysts predict that drilling activity, particularly in the deepwater market, will surpass pre-Macondo levels in 2013. However, our ability to meet this demand is limited, as many of our rigs that previously operated in the U.S. Gulf of Mexico, or GOM, have been relocated to international markets and continue to work outside the GOM on long-term contracts. We currently have two semisubmersibles on contract in the GOM, and the Ocean Onyx, which is currently under construction, is expected to commence a one-year contract, plus potential option periods, beginning in the third quarter of 2013 in the GOM. We have one mid-water floater currently stacked in the GOM, and another mid-water rig that is expected to return from Brazil during the fourth quarter of 2012. In addition, we have one mid-water floater and one jack-up rig cold stacked in the GOM.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of October 17, 2012, February 1, 2012 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2011), and October 17, 2011 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 17, 2012	February 1, 2012	October 17, 2011
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)	$4,660,000	$4,926,000	$4,363,000
Deepwater(2)	1,373,000	1,081,000	1,100,000
Mid-Water (3)	2,510,000	2,348,000	2,384,000

Total Floaters	8,543,000	8,355,000	7,847,000

Jack-ups	203,000	277,000	290,000

Total	$8,746,000	$8,632,000	$8,137,000

(1)	Contract drilling backlog as of October 17, 2012 for our ultra-deepwater floaters includes (i) $1.5 billion attributable to our contracted operations offshore Brazil for the years 2012 to 2015 and (ii) $1.8 billion attributable to future work for two of our drillships under construction for the years 2013 to 2019.
(2)	Contract drilling backlog as of October 17, 2012 for our deepwater floaters includes (i) $624.0 million attributable to our contracted operations offshore Brazil for the years 2012 to 2016 and (ii) $179.0 million for the years 2013 to 2014 attributable to future work for the Ocean Onyx, which is under construction.
(3)	Contract drilling backlog as of October 17, 2012 for our mid-water floaters includes $1.1 billion attributable to our contracted operations offshore Brazil for the years 2012 to 2015.

The following table reflects the amount of our contract drilling backlog by year as of October 17, 2012.

	For the Years Ending December 31,
	Total	2012 (1)	2013	2014	2015 - 2019
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)	$4,660,000	$256,000	$871,000	$1,306,000	$2,227,000
Deepwater(3)	1,373,000	152,000	572,000	442,000	207,000
Mid-Water (4)	2,510,000	303,000	1,090,000	864,000	253,000

Total Floaters	8,543,000	711,000	2,533,000	2,612,000	2,687,000

Jack-ups	203,000	40,000	110,000	40,000	13,000

Total	$8,746,000	$751,000	$2,643,000	$2,652,000	$2,700,000

(1)	Represents a three-month period beginning October 1, 2012.
(2)	Contract drilling backlog as of October 17, 2012 for our ultra-deepwater floaters includes (i) $131.0 million, $524.0 million, $524.0 million and $324.0 million for the years 2012 to 2015, respectively, attributable to our contracted operations offshore Brazil and (ii) $29.0 million and $299.0 million for the years 2013 and 2014, respectively, and $1.5 billion in the aggregate for the years 2015 to 2019, attributable to future work for two of our drillships under construction.
(3)	Contract drilling backlog as of October 17, 2012 for our deepwater floaters includes (i) $61.0 million, $222.0 million and $149.0 million for the years 2012 to 2014, respectively, and $196.0 million in the aggregate for the years 2015 to 2016, attributable to our contracted operations offshore Brazil and (ii) $59.0 million and $120.0 million for the years 2013 and 2014, respectively, attributable to future work for the Ocean Onyx, which is under construction.
(4)	Contract drilling backlog as of October 17, 2012 for our mid-water floaters includes $120.0 million, $477.0 million, $368.0 million and $86.0 million for the years 2012 to 2015, respectively, attributable to our contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of October 17, 2012. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHawk, Ocean Onyx, Ocean BlackHornet, Ocean Apex, Ocean BlackRhino and Ocean BlackLion, which are all under construction.

	For the Years Ending December 31,
	2012 (1)	2013	2014	2015 - 2019
Rig Days Committed (2)
Floaters:
Ultra-Deepwater	100%	97%	88%	22%
Deepwater	100%	89%	43%	4%
Mid-Water	83%	66%	44%	2%
All Floaters	90%	78%	57%	9%

Jack-ups	71%	55%	26%	1%

(1)	Represents a three-month period beginning October 1, 2012.
(2)	As of October 17, 2012, includes approximately 250, 1,250 and 180 currently known, scheduled shipyard, survey and mobilization days for 2012, 2013 and 2014, respectively.

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

During the last quarter of 2012, three of our rigs will require 5-year surveys. We expect these rigs to be out of service for approximately 140 days in the aggregate to complete the inspections and any shipyard projects scheduled concurrently with the surveys. We also expect to spend an additional approximately 115 days during the remainder of 2012 for the mobilization of rigs, contract acceptance testing and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Overview – Contract Drilling Backlog.”

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

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. During the third quarter of 2012, we commenced capitalization of interest related to the Ocean Apex upgrade project and continue to capitalize interest on qualifying expenditures related to the construction of our four new drillships and the Ocean Onyx. We expect to capitalize interest pursuant to these projects throughout 2012 and until such time, after the delivery of each rig, that activities related to making each respective vessel ready for service are no longer ongoing.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to these policies during the nine months ended September 30, 2012.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	549	647	1,818	1,869
Deepwater	437	457	1,214	1,272
Mid-Water	1,215	1,281	3,481	4,148
Jack-ups	358	524	1,298	1,793

UTILIZATION (2)
Floaters:
Ultra-Deepwater	75%	88%	83%	86%
Deepwater	95%	99%	89%	93%
Mid-Water	71%	70%	67%	76%
Jack-ups	56%	44%	49%	51%

AVERAGE DAILY REVENUE (3)
Floaters:
Ultra-Deepwater	$354,100	$335,700	$357,400	$339,200
Deepwater	372,800	465,100	367,800	414,400
Mid-Water	258,100	268,100	262,100	269,400
Jack-ups	97,800	84,300	92,100	82,600

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).
(3)

Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$195,574	$220,415	$673,233	$652,416
Deepwater	163,816	217,379	452,384	542,422
Mid-Water	319,491	377,127	948,548	1,169,777

Total Floaters	678,881	814,921	2,074,165	2,364,615
Jack-ups	35,146	46,540	121,278	155,270
Other	—	50	—	145

Total Contract Drilling Revenue	$714,027	$861,511	$2,195,443	$2,520,030

Revenues Related to Reimbursable Expenses	$15,114	$16,666	$40,528	$54,032

CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$132,705	$119,868	$409,753	$361,420
Deepwater	58,029	57,662	185,404	175,429
Mid-Water	135,935	163,957	459,227	465,750

Total Floaters	326,669	341,487	1,054,384	1,002,599
Jack-ups	24,245	43,281	84,928	123,933
Other	6,367	6,601	20,323	15,207

Total Contract Drilling Expense	$357,281	$391,369	$1,159,635	$1,141,739

Reimbursable Expenses	$14,563	$16,206	$39,351	$52,443

OPERATING INCOME
Floaters:
Ultra-Deepwater	$62,869	$100,547	$263,480	$290,996
Deepwater	105,787	159,717	266,980	366,993
Mid-Water	183,556	213,170	489,321	704,027

Total Floaters	352,212	473,434	1,019,781	1,362,016
Jack-ups	10,901	3,259	36,350	31,337
Other	(6,367)	(6,551)	(20,323)	(15,062)
Reimbursable expenses, net	551	460	1,177	1,589
Depreciation	(99,207)	(101,175)	(300,069)	(303,523)
General and administrative expense	(13,476)	(14,879)	(49,803)	(48,976)
Bad debt (expense) recovery	—	(4,734)	1,018	5,413
Gain on disposition of assets	208	463	79,285	4,344

Total Operating Income	$244,822	$350,277	$767,416	$1,037,138

Other income (expense):
Interest income	773	2,024	4,052	3,565
Interest expense	(8,720)	(15,874)	(36,780)	(60,144)
Foreign currency transaction gain (loss)	(1,860)	(1,442)	(881)	(4,603)
Other, net	(168)	(136)	(767)	(232)

Income before income tax expense	234,847	334,849	733,040	975,724
Income tax expense	(56,661)	(77,995)	(168,224)	(201,672)

NET INCOME	$178,186	$256,854	$564,816	$774,052

The following is a summary of the most significant transfers of our rigs during 2012 and 2011 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters:
Ocean Monarch	Ultra-Deepwater	GOM to Vietnam	September 2011
Ocean Monarch	Ultra-Deepwater	Vietnam to Singapore (shipyard)	August 2012
Ocean Confidence	Ultra-Deepwater	Angola to Congo	September 2012

Ocean Epoch	Mid-Water	Cold stacked (Malaysia)	February 2011
Ocean Yorktown	Mid-Water	Brazil to GOM	August 2011
Ocean Yorktown	Mid-Water	GOM to Mexico	December 2011
Ocean Guardian	Mid-Water	Falkland Islands to U.K.	January 2012
Ocean Saratoga	Mid-Water	GOM to Guyana	January 2012
Ocean Saratoga	Mid-Water	Guyana to GOM	May 2012
Ocean Whittington	Mid-Water	Brazil to GOM	May 2012
Ocean Patriot	Mid-Water	Australia to Vietnam	August 2012
Ocean General	Mid-Water	Malaysia to Indonesia	September 2012

Jack-ups:
Ocean Sovereign	Jack-up	Cold stacked (Malaysia)	October 2011
Ocean Scepter	Jack-up	Brazil to GOM	October 2011
Ocean Titan	Jack-up	GOM to Mexico	November 2011
Ocean Scepter	Jack-up	GOM to Mexico	December 2011
Ocean Columbia	Jack-up	Sold	March 2012
Ocean Heritage	Jack-up	Sold	April 2012
Ocean Drake	Jack-up	Sold	May 2012
Ocean Champion	Jack-up	Sold	May 2012
Ocean Crusader	Jack-up	Sold	May 2012
Ocean Sovereign	Jack-up	Sold	June 2012
Ocean Spur	Jack-up	Egypt to Ecuador	August 2012

Overview

Three Months Ended September 30, 2012 and 2011

Operating Income. Operating income decreased $105.5 million, or 30%, during the third quarter of 2012, compared to the same period of 2011, primarily due to a $147.5 million reduction in contract drilling revenue, partially offset by a $34.1 million reduction in contract drilling expense. Contract drilling revenue for the third quarter of 2012 was negatively impacted by an aggregate 350-day decrease in revenue earning days for our fleet, as well as a decrease in average daily revenue earned by our deepwater and mid-water floater fleets, compared to the third quarter of 2011. These unfavorable occurrences more than offset the favorable impact of an increase in average daily revenue earned by both our ultra-deepwater floater and jack-up fleets.

Aggregate contract drilling expense for our mid-water floater and jack-up fleets decreased $47.1 million during the third quarter of 2012, compared to the same quarter of the prior year, primarily due to the movement of certain of our rigs to other operating regions with lower cost structures, combined with lower mobilization, repair and inspection costs, as well as the absence of operating costs during the third quarter of 2012 for the recently sold jack-up rigs. The overall decrease in contract drilling expense during the third quarter of 2012 was partially offset by a combined $13.2 million increase in contract drilling expense for our ultra-deepwater and deepwater floaters, primarily due to higher personnel related and inspection costs in the 2012 quarter.

Interest Expense. Interest expense decreased $7.2 million during the three-month period ended September 30, 2012, compared to the same period in 2011, primarily due to $5.9 million of incremental interest capitalized in 2012 related to the construction of our four new drillships, the Ocean Onyx and Ocean Apex and a $1.3 million net reduction in accrued interest expense related to uncertain tax positions.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2012 was 24.1%, compared to a 23.3% effective tax rate for the three months ended September 30, 2011. The higher effective tax rate in the 2012 period was primarily the result of differences in the mix of our domestic and international pre-tax earnings and losses as well as the impact of a tax law provision that expired at the end of 2011. This provision allowed us to defer recognition of certain foreign earnings for U.S. tax purposes during the three months ended September 30, 2011; such deferral was unavailable in the comparable period of 2012.

Nine Months Ended September 30, 2012 and 2011

Operating Income. Operating income decreased $269.7 million, or 26%, during the first nine months of 2012, compared to the same period of 2011, and reflected a $324.6 million, or 13%, reduction in total contract drilling revenue and a $17.9 million, or 2%, increase in contract drilling expense, partially offset by the recognition of a $76.5 million pre-tax gain on the sale of six jack-up rigs in 2012, including three rigs that were operating in the first nine months of 2011. Both revenue earning days and average daily revenue earned by our deepwater and mid-water floaters declined during the first nine months of 2012, compared to the first nine months of 2011, resulting in a $311.3 million reduction in revenue, while continued favorable market conditions for our ultra deepwater floaters resulted in a $20.8 million increase in contract drilling revenue. Revenue for our jack-up fleet decreased $34.0 million during the first nine months of 2012, compared to the same period of 2011, primarily due to the sale of the six jack-up rigs in 2012.

The increase in contract drilling expense for the first nine months of 2012 primarily reflects higher repair, inspection and mobilization costs as well as an increase in other costs associated with operating rigs internationally, including costs to comply with laws and practices relevant to the international locations in which we operate, such as travel and other personnel-related costs, as well as costs associated with maintaining shorebase support functions, sometimes in remote areas. These increases were partially offset by a reduction in contract drilling expense incurred by our jack-up fleet, primarily as a result of the recently sold rigs. In addition, costs related to our worldwide rig staffing, training and rotation programs, primarily labor and related costs, increased during the first nine months of 2012, compared to the same period in 2011, as we have continued to hire and train our employees to meet additional staffing requirements in advance of the completion of our newbuild drillships and the Ocean Onyx and Ocean Apex.

During the nine-month periods ended September 30, 2012 and 2011, we recovered $1.0 million and $11.1 million, respectively, of previously recorded reserves for bad debts. During the nine months ended September 30, 2011, we recorded a $5.7 million provision for bad debts to reserve a portion of uncollected accounts receivable related to a customer in Egypt.

Interest Expense. Interest expense decreased $23.4 million during the nine-month period ended September 30, 2012, compared to the same period in 2011, primarily due to $21.5 million of incremental interest capitalized in 2012 related to eligible construction projects and a $2.6 million reversal of interest expense related to an accrual for an uncertain tax position.

Income Tax Expense Our effective tax rate for the nine months ended September 30, 2012 was 23.0%, compared to a 20.7% effective tax rate for the nine months ended September 30, 2011. The higher effective tax rate in the 2012 period was primarily the result of differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operate. Also contributing to our higher effective tax rate in the nine months ended September 30, 2012, compared to the same period in 2011, was the impact of a tax law provision that expired at the end of 2011. This provision allowed us to defer recognition of certain foreign earnings for U.S. tax purposes during the nine months ended September 30, 2011; such deferral was unavailable in the comparable period of 2012.

Income tax expense for the nine months ended September 30, 2011 also included a $15.0 million reversal of U.S. income taxes that had been provided in 2010 on certain of our foreign earnings that we had planned to repatriate. In 2011, we reassessed our intention to repatriate these foreign earnings to the U.S. subsequent to our 2011 decisions to build three new drillships overseas.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended September 30, 2012 and 2011

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters decreased $24.8 million during the third quarter of 2012, compared to the third quarter in 2011, reflecting 98 fewer revenue earning days ($32.9 million), primarily as a result of incremental downtime for surveys and shipyard projects (90 days) during the current year quarter, and a $2.0 million decrease in mobilization revenue recognized in the third quarter of 2012 compared to the same period of 2011. These negative factors were partially offset by the effect of a higher average daily revenue earned by our ultra-deepwater floater fleet during the third quarter of 2012 ($10.1 million), as several of our rigs in this class earned higher dayrates during the third quarter of 2012, compared to the same period of 2011. Contract drilling expense incurred by our ultra-deepwater floaters increased $12.8 million during the third quarter of 2012, compared to the comparable quarter of 2011, reflecting higher personnel related costs ($6.5 million), inspection costs ($3.1 million), freight ($2.4 million), and shorebase support costs ($3.0 million), including costs associated with maintaining support offices in West Africa and Vietnam, partially offset by lower amortized mobilization costs ($3.9 million).

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $53.6 million in the third quarter of 2012, compared to the same period in 2011, primarily as a result of a lower average daily revenue earned ($40.3 million) combined with the effect of 20 fewer revenue earning days ($9.3 million) due to planned downtime for the Ocean Victory’s 5-year survey. The decrease in average daily revenue earned during the third quarter of 2012 was primarily due to lower dayrates earned by each of our deepwater floaters in the third quarter of 2012, compared to those earned during the third quarter of 2011. In addition, we recognized $4.0 million less deferred mobilization revenue in the third quarter of 2012 than in the comparable quarter of 2011, primarily due to the completion of the Ocean Valiant’s initial contract offshore Angola in the third quarter of 2011. Contract drilling expense incurred by our deepwater floaters remained relatively constant during the third quarter of 2012, compared to the same period of 2011, increasing $0.4 million.

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $57.6 million during the third quarter of 2012, compared to the same quarter in 2011, primarily due to 66 fewer revenue earning days ($17.7 million), the effect of a lower average daily revenue earned ($12.1 million), and the absence of a $24.0 million demobilization fee received by the Ocean Yorktown upon completion of its contract offshore Brazil in the third quarter of 2011. The decline in revenue earning days during the third quarter of 2012 was primarily attributable to unplanned downtime for repairs and the warm stacking of rigs between contracts (148 additional days), partially offset by less planned downtime for the mobilization of rigs and shipyard projects (81 fewer days). Contract drilling expense decreased $28.0 million during the third quarter of 2012, compared to the same period in 2011, primarily due to lower recognized mobilization costs, primarily for the Ocean Yorktown ($10.4 million), and lower repair and maintenance ($10.6 million), personnel related ($4.4 million) and inspection costs ($2.1 million) incurred during the 2012 quarter.

Jack-ups. Revenue and contract drilling expense for our jack-up rigs decreased $11.4 million and $19.0 million, respectively, in the third quarter of 2012, compared to the same period in 2011. The decline in revenue and contract drilling expense was primarily due to the sale of six jack-up rigs in 2012, including the Ocean Heritage and Ocean Sovereign, which were fully utilized during the third quarter of 2011. The impact of the sale of these six rigs during the third quarter of 2012 was an incremental reduction in revenue and contract drilling expense of $11.9 million and $11.5 million, respectively, compared to the prior year period. Contract drilling expense for the third quarter of 2012 was further reduced by lower contract drilling expense for the Ocean Scepter, which operated under a lower cost structure during the third quarter of 2012 while operating offshore Mexico compared to operating offshore Brazil during the same quarter of 2011 ($5.3 million).

Nine Months Ended September 30, 2012 and 2011

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $20.8 million during the first nine months of 2012, compared to the first nine months of 2011, primarily due to the effect of higher average daily revenue earned by our ultra-deepwater fleet ($33.1 million), partially offset by a decrease in incremental revenue earning days ($17.3 million) during the first nine months of 2012. The increase in average daily revenue earned was primarily attributable to a higher dayrate earned by the Ocean Monarch operating offshore Vietnam during the first nine months of 2012, compared to the rate earned by the rig operating in the GOM for much of the 2011 period. The decrease in revenue earning days was primarily the result of additional downtime days for surveys and shipyard projects (146 additional days), partially offset by fewer non-operating days for repairs and other days for which the rig was under contract but for which no dayrate was earned (68 fewer days), including downtime incurred by the Ocean Monarch during the first four months of 2011 due to a force majeure assertion by a customer, which was ultimately settled in April 2011. During the first nine months of 2012, we recognized an additional $5.0 million in deferred mobilization revenue, compared to the same period in 2011, primarily associated with the Ocean Monarch’s mobilization to Vietnam ($16.2 million), partially offset by a reduction in revenue recognized by our other ultra-deepwater rigs due to the full amortization of fees associated with other rigs moving out of the GOM prior to 2012.

Contract drilling expense incurred by our ultra-deepwater floaters increased $48.3 million during the first nine months of 2012, compared to the same period in 2011, and included $21.5 million in incremental costs incurred by the Ocean Monarch. The increase in contract drilling expense for our other ultra-deepwater floaters reflected higher personnel-related ($19.9 million), inspection ($5.8 million), freight, customs and duties ($5.8 million) and shorebase support costs ($4.7 million), partially offset by lower maintenance and repair costs ($9.1 million) incurred during the first nine months of 2012 compared to the same period of 2011. Many of these costs are difficult to predict by their nature and vary based on the local laws and practices in the international locations in which our ultra-deepwater floaters operate.

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $90.0 million in the first nine months of 2012, compared to the same period in 2011, as a result of lower average daily revenue earned ($56.6 million), 58 fewer revenue earning days ($24.0 million), and lower recognition of amortized mobilization revenue ($9.4 million) in the first nine months of 2012. Average daily revenue earned during the first nine months of 2012 was negatively impacted by the completion of the Ocean Valiant’s initial contract offshore Angola in the third quarter of 2011, which was at a significantly higher dayrate than the rig is currently earning, partially offset by the favorable effect of three of our other deepwater floaters earning a higher average daily revenue during the first nine months of 2012 than in the prior year period. The decline in revenue earning days during the first nine months of 2012 was primarily attributable to an increase in scheduled downtime for shipyard projects (53 additional days), compared to the same period in 2011. Contract drilling expense incurred by our deepwater floaters increased $10.0 million during the first nine months of 2012, compared to the same period of 2011, primarily due to the incremental repair and inspection costs incurred by the Ocean Star and Ocean Victory for surveys and shipyard projects during 2012 and higher personnel related costs, partially offset by the absence of certain regional costs associated with the Ocean Valiant’s 2011 contract offshore Angola.

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $221.2 million during the first nine months of 2012, compared to the same period in 2011, primarily due to 667 fewer revenue earning days ($179.6 million), which reflected an increase in unplanned downtime for repairs and the warm stacking of rigs between contracts (441 additional days) and planned downtime for mobilization and shipyard projects (155 additional days), partially offset by a net decrease in cold-stacked days during the period (180 fewer days) as a result of our decisions to construct the Ocean Onyx at the end of 2011 for deepwater service and to cold stack the Ocean Epoch during the first quarter of 2011. Revenue for the first nine months of 2012, compared to the same period in 2011, was further reduced by a decrease in average daily revenue earned ($25.7 million) and lower amortized mobilization revenue ($15.9 million). Contract drilling expense decreased $6.5 million during the first nine months of 2012, compared to the same period in 2011. The decrease in contract drilling expense during the first nine months of 2012 reflected lower personnel related costs ($9.7 million), freight and related costs ($9.0 million), maintenance and repair costs ($8.9 million) and revenue-based agency fees ($4.0 million), partially offset by higher recognized mobilization costs ($12.4 million) and shorebase support costs ($1.1 million), as well as losses on foreign currency hedges ($9.3 million). These changes in contract drilling expense were primarily the result of warm stacking the Ocean Whittington in the GOM during 2012, cold stacking the Ocean Epoch in early 2011 and the combined effect of lower mobilization expense and a lower operating cost structure for the Ocean Yorktown due to its relocation from Brazil in 2011, partially offset by higher costs associated with the 2012 demobilization of the Ocean Guardian from the Falkland Islands to the U.K. and subsequent shipyard project.

Jack-ups. Revenue and contract drilling expense for our jack-up rigs decreased $34.0 million and $39.0 million, respectively, in the first nine months of 2012, compared to the same period in 2011, primarily due to the sale of six jack-up rigs in 2012. Prior to the sale, our six jack-up rigs earned incremental revenue and incurred contract drilling expense of $32.1 million and $16.8 million, respectively, during the 2011 period. Contract drilling expense for the first nine months of 2012 decreased an additional $12.2 million, compared to the first nine months of 2011, inclusive of a $14.2 million reduction in contract drilling expense for the Ocean Scepter, which is currently operating offshore Mexico at a lower cost structure than offshore Brazil.

Sources of Liquidity and Capital Resources

Our principal sources of liquidity and capital resources are cash flows from our operations and our cash reserves. We may also make use of our $750 million credit facility to meet our short-term and long-term liquidity needs. See “—$750 Million Revolving Credit Agreement.”

At September 30, 2012, we had $316.6 million in “Cash and cash equivalents” and $1,175.6 million in “Marketable securities,” representing our investment of cash available for current operations.

$750 Million Revolving Credit Agreement. On September 28, 2012, we entered into a $750 million syndicated, senior unsecured 5-Year revolving credit agreement, or Credit Agreement, for general corporate purposes, that provides for revolving loans, up to $250 million in performance or other standby letters of credit and up to $75 million in swingline loans. As of September 30, 2012, there were no loans or letters of credit outstanding under the Credit Agreement. See Note 8 “Credit Agreement” to our Consolidated Financial Statements in Item 1 of Part I of this report.

Liquidity and Capital Requirements

Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, including construction projects, and debt service requirements. We determine the amount of cash required to meet our capital commitments by evaluating the need to upgrade rigs to meet specific customer requirements, our ongoing rig equipment replacement and enhancement programs, and our obligations relating to the construction of our four new drillships and the Ocean Onyx and Ocean Apex. As a result of our intention to indefinitely reinvest the earnings of our wholly owned subsidiary, Diamond Offshore International Limited, or DOIL, to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. However, we believe that the operating cash flows generated by and cash reserves of DOIL, and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., will be sufficient to meet their respective working capital requirements and capital commitments over the next twelve months. We will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

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

Contractual Cash Obligations.

The following table sets forth our contractual cash obligations at September 30, 2012.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In thousands)
Long-term debt (principal and interest)	$2,551,689	$28,937	$415,876	$377,938	$1,728,938
Construction contracts	1,779,314	28,115	1,751,199	—	—
Operating leases	3,700	1,800	1,800	100	—

Total obligations	$4,334,703	$58,852	$2,168,875	$378,038	$1,728,938

We are currently obligated under two vessel modification agreements; one agreement is with Jurong Shipyard Pte Ltd, or Jurong, for the construction of the Ocean Apex in Singapore and the other is with Keppel AmFELS, L.L.C., or Keppel, for the construction of the Ocean Onyx in Brownsville, Texas. We are also obligated under four separate turnkey contracts with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of four ultra-deepwater drillships in South Korea. See Note 9 “Commitments and Contingencies – Purchase Obligations” to our Consolidated Financial Statements in Item 1 of Part I of this report.

The above table excludes foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $140.2 million outstanding at September 30, 2012. See further information regarding these contracts in Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk” and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.

As of September 30, 2012, the total unrecognized tax benefit related to uncertain tax positions was $44.1 million. In addition, we have recorded a liability, as of September 30, 2012, for potential penalties and interest of $23.1 million and $7.6 million, respectively, related to the tax benefit related to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

We had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2012, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments—Letters of Credit.

We were contingently liable as of September 30, 2012 in the amount of $126.1 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. Agreements relating to approximately $111.1 million of performance bonds can require collateral at any time. As of September 30, 2012, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2012	2013	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$1,443	$750	$693	$—
Performance bonds	65,218	1,000	18,671	45,547
Other	59,419	75	59,344	—

Total obligations	$126,080	$1,825	$78,708	$45,547

Credit Ratings.

Our current credit ratings remain at A- for Standard & Poor’s and A3 for Moody’s Investors Services. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Capital Expenditures.

During 2012, we expect to spend approximately $480.0 million for capital expenditures associated with the construction of our four new drillships and the Ocean Onyx and Ocean Apex. During the first nine months of 2012, we spent $319.9 million towards these construction projects, including $169.3 million as the first installment due under the construction contract for our fourth drillship.

We expect to spend approximately $320.0 million for capital expenditures associated with our ongoing rig equipment replacement and enhancement programs and other corporate requirements during 2012. During the first nine months of 2012, we spent approximately $194.8 million toward these programs.

We expect to finance our 2012 capital expenditures through the use of our existing cash balances or internally generated funds.

Off-Balance Sheet Arrangements.

At September 30, 2012 and December 31, 2011, we had no off-balance sheet debt or other arrangements.

Historical Cash Flows

The following is a discussion of our historical cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net Cash Provided by Operating Activities.

	Nine Months Ended September 30,
	2012	2011	Change
	(In thousands)
Net income	$564,816	$774,052	$(209,236)
Net changes in operating assets and liabilities	172,481	441	172,040
Cost of proceeds from settlement of FOREX contracts designated as accounting hedges	(5,692)	9,593	(15,285)
Gain on sale and disposition of assets	(79,285)	(4,344)	(74,941)
Loss (gain) on FOREX contracts	5,692	(9,593)	15,285
Deferred tax provision	(6,089)	(15,798)	9,709
Depreciation and other non-cash items, net	357,675	324,792	32,883

	$1,009,598	$1,079,143	$(69,545)

Our cash flows from operations for the first nine months of 2012 decreased $69.5 million compared to the same period in 2011, primarily due to lower earnings in the first nine months of 2012.

We used $172.0 million less cash to satisfy our working capital requirements during the first nine months of 2012 compared to the first nine months of 2011. Trade and other receivables generated cash of $108.2 million during the first nine months of 2012, compared to $20.1 million in cash generated during the same period of 2011. We used $48.8 million less cash during the first nine months of 2012 to satisfy our accounts payable and accrued liability needs compared to the first nine months of 2011. During the first nine months of 2012, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $53.0 million and $56.1 million, respectively. During the first nine months of 2011, we made U.S. federal income tax payments and paid foreign income taxes, net of refunds, of $64.0 million and $121.9 million, respectively.

Net Cash Used in Investing Activities.

	Nine Months Ended September 30,
	2012	2011	Change
	(In thousands)
Purchase of marketable securities	$(2,352,635)	$(5,051,538)	$2,698,903
Proceeds from sale and maturities of marketable securities	2,075,106	4,862,108	(2,787,002)
Capital expenditures (including rig construction)	(514,672)	(643,305)	128,633
Proceeds from disposition of assets	136,937	5,128	131,809

	$(655,264)	$(827,607)	$172,343

Our investing activities used $655.3 million during the first nine months of 2012 compared to $827.6 million during the same period in 2011. During the first nine months of 2012 we purchased marketable securities, net of sales or maturities, of $277.5 million compared to net purchases of $189.4 million during the same period in 2011. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.

During the first nine months of 2012, we spent $319.9 million towards the construction of the Ocean Onyx and Ocean Apex and our four new drillships. Capital expenditures during the first nine months of 2011 included payments aggregating $483.0 million as first installments for the construction of three of our four drillships. See “Liquidity and Capital Requirements — Contractual Cash Obligations” and “Liquidity and Capital Requirements – Capital Expenditures.”

We spent approximately $194.8 million during the first nine months of 2012 related to our ongoing capital maintenance programs, compared to $160.3 million during the same period in 2011.

During the first nine months of 2012, we sold six of our jack-up rigs for net cash proceeds of $131.9 million.

Net Cash Used in Financing Activities.

	Nine Months Ended September 30,
	2012	2011	Change
	(In thousands)
Payment of dividends	$(367,984)	$(367,930)	$(54)
Credit facility arrangement fees	(3,646)	—	(3,646)
Other	130	4	126

	$(371,500)	$(367,926)	$(3,574)

During the first nine months of 2012, we paid cash dividends totaling $367.9 million, consisting of regular and special cash dividends of $52.1 million and $315.8 million, respectively. During the first nine months of 2011, we paid cash dividends totaling $367.9 million, consisting of regular and special cash dividends of $52.1 million and $315.8 million, respectively.

On October 17, 2012 we declared a regular quarterly cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on December 1, 2012 to stockholders of record on November 1, 2012.

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

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the nine-month periods ended September 30, 2012 and 2011.

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

•

timing and cost of completion of rig upgrades, construction projects (including, without limitation, our four drillships under construction, the Ocean Onyx and the Ocean Apex) and other capital projects;

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2012 and December 31, 2011, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2012 and December 31, 2011, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our long-term debt, as of September 30, 2012 and December 31, 2011, was denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $137.3 million and $122.0 million as of September 30, 2012 and December 31, 2011, respectively. A 100-basis point decrease would result in an increase in market value of $160.8 million and $142.4 million as of September 30, 2012 and December 31, 2011, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period. As of September 30, 2012, we had FOREX contracts outstanding in the aggregate notional amount of $140.2 million, consisting of $13.5 million in Australian dollars, $73.9 million in Brazilian reais, $22.6 million in British pounds sterling, $23.1 million in Mexican pesos and $7.1 million in Norwegian kroner. These contracts settle monthly through September 2013.

At September 30, 2012, we presented the fair value of our outstanding FOREX contracts as a current asset of $4.4 million in “Prepaid expenses and other current assets.” At December 31, 2011, we presented the fair value of our outstanding FOREX contracts as a current asset of $1.3 million in “Prepaid expenses and other current assets” and a current liability of $(8.5) million in “Accrued liabilities” in our Consolidated Balance Sheets.

The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
	2012		2011		2012		2011
	(In thousands)
Interest rate:
Marketable securities	$1,175,600	(a)	$902,400	(a)	$(2,900	) (b)	$(4,100	) (b)

Foreign Exchange:
FOREX contracts – receivable positions	4,400	(c)	1,300	(c)	(25,400	) (d)	(11,400	) (d)
FOREX contracts – liability positions	—	(c)	(8,500	) (c)	—	(d)	(14,700	) (d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2012 and December 31, 2011.
(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2012 and December 31, 2011.
(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2012 and December 31, 2011.
(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at September 30, 2012 and December 31, 2011, with all other variables held constant.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)

Date October 25, 2012	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 25, 2012		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through March 15, 2011) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2011).

10.1	5-Year Revolving Credit Agreement, dated as of September 28, 2012, among Diamond Offshore Drilling, Inc., Wells Fargo Bank, National Association, as administrative agent and swingline lender, the issuing banks named therein and the lenders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2012).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.
**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.