Form 10-Q
period 2013-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2013-05-01
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013 Common stock, $0.01 par value per share 139,035,448 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$308,109	$335,432
Marketable securities	1,150,168	1,150,158
Accounts receivable, net of allowance for bad debts	485,900	499,660
Prepaid expenses and other current assets	117,804	136,099
Assets held for sale	11,594	11,594

Total current assets	2,073,575	2,132,943
Drilling and other property and equipment, net of accumulated depreciation	4,967,242	4,864,972
Other assets	226,042	237,371

Total assets	$7,266,859	$7,235,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,758	$96,631
Accrued liabilities	336,778	324,434
Taxes payable	30,596	64,481

Total current liabilities	458,132	485,546
Long-term debt	1,496,128	1,496,066
Deferred tax liability	500,292	490,946
Other liabilities	182,855	186,334

Total liabilities	2,637,407	2,658,892

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,952,248 shares issued and 139,035,448 shares outstanding at March 31, 2013; 143,948,370 shares issued and 139,031,570 shares outstanding at December 31, 2012)	1,440	1,439
Additional paid-in capital	1,984,854	1,983,957
Retained earnings	2,756,319	2,702,915
Accumulated other comprehensive gain (loss)	1,252	2,496
Treasury stock, at cost (4,916,800 shares of common stock at March 31, 2013 and December 31, 2012)	(114,413)	(114,413)

Total stockholders’ equity	4,629,452	4,576,394

Total liabilities and stockholders’ equity	$7,266,859	$7,235,286

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Contract drilling	$699,973	$755,155
Revenues related to reimbursable expenses	29,768	13,487

Total revenues	729,741	768,642

Operating expenses:
Contract drilling, excluding depreciation	375,094	397,102
Reimbursable expenses	29,289	13,151
Depreciation	96,821	101,393
General and administrative	16,815	17,586
Bad debt recovery	—	(618)
Gain on disposition of assets	(2,004)	(25,382)

Total operating expenses	516,015	503,232

Operating income	213,726	265,410
Other income (expense):
Interest income	617	1,783
Interest expense	(8,069)	(15,329)
Foreign currency transaction gain (loss)	159	(104)
Other, net	(254)	(325)

Income before income tax expense	206,179	251,435
Income tax expense	(30,190)	(66,266)

Net income	$175,989	$185,169

Income per share:
Basic	$1.27	$1.33

Diluted	$1.27	$1.33

Weighted-average shares outstanding:
Shares of common stock	139,032	139,028
Dilutive potential shares of common stock	49	12

Total weighted-average shares outstanding	139,081	139,040

Cash dividends declared per share of common stock	$0.875	$0.875

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$175,989	$185,169
Other comprehensive gains (losses), net of tax:
Foreign currency forward exchange contracts:
Unrealized holding gain	283	4,156
Reclassification adjustment for loss (gain) included in net income	(1,451)	1,319
Investments in marketable securities:
Unrealized holding (loss) gain	7	(37)
Reclassification adjustment for loss (gain) included in net income	(83)	20

Total other comprehensive (loss) gain	(1,244)	5,458

Comprehensive income	$174,745	$190,627

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$175,989	$185,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96,821	101,393
Gain on disposition of assets	(2,004)	(25,382)
(Gain) loss on foreign currency forward exchange contracts	(2,435)	1,778
Deferred tax provision	9,994	(791)
Accretion of discounts on marketable securities	(326)	2,489
Stock-based compensation expense	788	1,239
Deferred income, net	(23,085)	9,611
Deferred expenses, net	5,600	28,878
Long-term employee remuneration programs	2,209	2,163
Other assets, noncurrent	(4,366)	869
Other liabilities, noncurrent	(1,612)	1,822
(Payments of) proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	2,435	(1,778)
Other	463	265
Changes in operating assets and liabilities:
Accounts receivable	13,760	(10,972)
Prepaid expenses and other current assets	14,039	6,424
Accounts payable and accrued liabilities	6,925	(17,629)
Taxes payable	(19,089)	64,294

Net cash provided by operating activities	276,106	349,842

Investing activities:
Capital expenditures (including rig construction)	(183,719)	(110,234)
Deposits received on sale of rigs	—	7,750
Proceeds from disposition of assets, net of disposal costs	2,230	41,186
Proceeds from sale and maturities of marketable securities	725,014	600,034
Purchases of marketable securities	(724,793)	(976,715)

Net cash used in investing activities	(181,268)	(437,979)

Financing activities:
Payment of dividends	(122,298)	(122,138)
Other	137	31

Net cash used in financing activities	(122,161)	(122,107)

Net change in cash and cash equivalents	(27,323)	(210,244)
Cash and cash equivalents, beginning of period	335,432	333,765

Cash and cash equivalents, end of period	$308,109	$123,521

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-13926).

As of April 25, 2013, Loews Corporation, or Loews, owned 50.4% of the outstanding shares of our common stock.

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

The effect of exchange rate changes on cash balances held in foreign currencies was not material for each of the three-month periods ended March 31, 2013 and 2012.

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

Derivative Financial Instruments

Our derivative financial instruments consist of foreign currency forward exchange, or FOREX, contracts which we may designate as cash flow hedges. In accordance with GAAP, each derivative contract is stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for and is designated as an accounting hedge, the gains and losses are reflected in income in the same period as offsetting gains and losses on the qualifying hedged positions. Designated hedges are expected to be highly effective, and therefore, adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value are recorded as a component of “Accumulated other comprehensive gain (loss),” or AOCGL, in our Consolidated Balance Sheets. The effective portion of the cash flow hedge will remain in AOCGL until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. We report such realized gains and losses as a component of “Contract drilling, excluding depreciation” expense in our Consolidated Statements of Operations to offset the impact of foreign currency fluctuations in our expenditures in local foreign currencies in the countries in which we operate. See Note 9.

Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value and realized gains or losses upon settlement of derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. See Notes 5 and 6.

Assets Held For Sale

In 2012, our management adopted a plan to actively market for sale three of our mid-water semisubmersibles, consisting of two previously cold-stacked rigs (the Ocean Epoch and Ocean New Era) and the Ocean Whittington, which was idled in 2012, and the Ocean Spartan, a previously cold-stacked jack-up rig. In connection with the reclassification of these rigs to “Assets held for sale,” we measured fair value of each rig in the disposal group using a probability-weighted cash flow analysis that utilized significant unobservable inputs, representing a Level 3 fair value measurement, which included assumptions for estimated proceeds that may be received upon disposition of the rig and estimated costs to sell. Based on our analyses, we determined that the carrying values of the mid-water semisubmersible rigs in the disposal group were impaired as the carrying value for each exceeded its aggregate fair value and recognized an impairment loss of $62.4 million in the fourth quarter of 2012. We determined that the carrying value of the Ocean Spartan was not impaired. At both March 31, 2013 and December 31, 2012, we reported “Assets held for sale” aggregating $11.6 million in our Consolidated Balance Sheets. See Note 6.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the three months ended March 31, 2013 and the year ended December 31, 2012, we capitalized $78.2 million and $220.3 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $60 million per project.

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

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. See Note 7. A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$23,905	$22,409
Capitalized interest	(15,836)	(7,080)

Total interest expense as reported	$8,069	$15,329

Impairment of Long-Lived Assets

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable such as cold stacking a rig or excess spending over budget on a newbuild, construction project or major rig upgrade. There were no cold-stacked rigs at March 31, 2013 that were not being marketed for sale.

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the three-month periods ended March 31, 2013 and 2012, we recognized net foreign currency transaction gains (losses) of $0.2 million and $(0.1) million, respectively. See Note 5.

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

Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements. At times, we may be compensated by the customer for such work (either lump-sum or dayrate). These fees are generally earned as services are performed over the initial term of the related drilling contracts. We defer contract preparation fees received as well as direct and incremental costs associated with the contract preparation activities and amortize each, on a straight-line basis, over the term of the related drilling contracts (which we estimate to be benefited from the contract preparation activity).

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

2. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Trade receivables	$458,011	$478,992
Value added tax receivables	12,197	13,884
Amounts held in escrow	20,212	11,555
Related party receivables	442	527
Other	496	160

	491,358	505,118
Allowance for bad debts	(5,458)	(5,458)

Total	$485,900	$499,660

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Rig spare parts and supplies	$55,581	$57,558
Deferred mobilization costs	32,360	38,074
Prepaid insurance	4,625	12,549
Deferred tax assets	8,619	8,619
Prepaid taxes	8,051	5,950
FOREX contracts	2,923	3,627
Other	5,645	9,722

Total	$117,804	$136,099

Accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Rig operating expenses	$78,392	$70,078
Payroll and benefits	85,793	88,612
Deferred revenue	51,003	71,699
Accrued capital project/upgrade costs	72,193	56,595
Interest payable	29,410	21,219
Personal injury and other claims	12,355	10,312
FOREX contracts	1,106	29
Other	6,526	5,890

Total	$336,778	$324,434

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Accrued but unpaid capital expenditures at period end	$72,193	$10,275
Cash interest payments, including amounts capitalized (1)	21,829	16,943
Cash income taxes paid, net of refunds:
U.S. federal	20,000	—
Foreign	17,700	10,810

(1)	Interest paid included $0.2 million in interest on Internal Revenue Service assessments during the three months ended March 31, 2012.

3. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Net income – basic and diluted (numerator)	$175,989	$185,169

Weighted average shares – basic (denominator):	139,032	139,028
Effect of dilutive potential shares
Stock options and stock appreciation rights	49	12

Weighted average shares including conversions – diluted (denominator)	139,081	139,040

Earnings per share:
Basic	$1.27	$1.33

Diluted	$1.27	$1.33

The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Employee and director:
Stock options	10	19
Stock appreciation rights	805	725

4. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2013
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,149,827	$65	$1,149,892
Mortgage-backed securities	261	15	276

Total	$1,150,088	$80	$1,150,168

	December 31, 2012
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,149,707	$150	$1,149,857
Mortgage-backed securities	276	25	301

Total	$1,149,983	$175	$1,150,158

Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Proceeds from maturities	$725,000	$500,000
Proceeds from sales	14	100,034
Gross realized gains	—	—
Gross realized losses	—	(5)

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

During the three months ended March 31, 2013 and 2012, we settled FOREX contracts with aggregate notional values of approximately $77.1 million and $89.4 million, respectively, of which the entire aggregate amounts were designated as a cash flow accounting hedge. During the three-month periods ended March 31, 2013 and 2012, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.

The following table presents the aggregate amount of gain (loss) recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Location of Gain (Loss) Recognized in Income	2013	2012
	(In thousands)
Contract drilling expense	$2,435	$(1,778)

As of March 31, 2013, we had FOREX contracts outstanding in the aggregate notional amount of $125.2 million, consisting of $21.6 million in Australian dollars, $34.1 million in Brazilian reais, $50.1 million in British pounds sterling, $8.6 million in Mexican pesos and $10.8 million in Norwegian kroner. These contracts generally settle monthly through June 2014. As of March 31, 2013, all outstanding derivative contracts had been designated as cash flow hedges. See Note 6.

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at March 31, 2013 and December 31, 2012.

Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$2,923	$3,627	Accrued liabilities	$(1,106)	$(29)

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Amount of gain recognized in AOCGL on derivative (effective portion)	$435	$6,394
Location of gain (loss) reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense
Amount of gain (loss) reclassified from AOCGL into income (effective portion)	$2,232	$(2,030)
Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)
Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(2)	$(16)

As of March 31, 2013, the estimated amount of net unrealized gains associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $1.8 million. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense.

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. Our two largest customers in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government) and OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company), accounted for $136.8 million and $30.1 million, or 30% and 7%, respectively, of our total consolidated gross trade accounts receivable balances as of March 31, 2013, and $116.4 million and $80.3 million, or 24% and 17%, respectively, as of December 31, 2012.

At March 31, 2013 and December 31, 2012, $2.0 million and $17.2 million, respectively, in trade accounts receivable was payable to us from a 27% net profits interest, or NPI, in certain developmental oil-and-gas producing properties, which we believe is a real property interest. Our drilling program related to the NPI arrangement was completed in 2011. The customer who conveyed the NPI to us filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on August 17, 2012. Certain parties (including the debtor) in the bankruptcy proceedings have questioned whether our NPI, and certain amounts we have received and expect to receive under it since the filing of the bankruptcy, should be included in the debtor’s estate under the bankruptcy proceeding. We have filed a declaratory judgment action in the bankruptcy court seeking a declaration that our NPI, and payments that we have received and expect to receive from it since the filing of the bankruptcy, are not part of the bankruptcy estate, and we will vigorously defend our rights and pursue our interests in this matter. We believe we will collect all of the receivable due to us from the NPI and, accordingly, have recorded no reserve for this receivable as of March 31, 2013.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. Historically, we have not experienced significant losses on our trade receivables. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. Our allowance for bad debts was $5.5 million at both March 31, 2013 and December 31, 2012. See Note 2.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at March 31, 2013 consisted of cash held in money market funds of $283.8 million and investments in U.S. Treasury securities of $1,149.9 million. Our Level 1 assets at December 31, 2012 consisted of cash held in money market funds of $284.9 million and investments in U.S. Treasury securities of $1,149.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at March 31, 2013 and December 31, 2012 consisted of nonrecurring measurements of certain rigs held for sale for which we recorded an impairment loss in 2012. The value of these rigs was determined using a present value technique which utilized unobservable inputs such as assumptions for estimated proceeds that may be received on disposition of each rig and estimated costs to sell. See Note 1.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the quarters ended March 31, 2013 and 2012.

Assets and liabilities measured at fair value are summarized below:

	March 31, 2013
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$1,433,692	$—	$—	$1,433,692
FOREX contracts	—	2,923	—	2,923
Mortgage-backed securities	—	276	—	276

Total assets	$1,433,692	$3,199	$—	$1,436,891

Liabilities:
FOREX contracts	$—	$(1,106)	$—	$(1,106)

Nonrecurring fair value measurements:
Assets:
Assets held for sale	$—	$—	$3,900	$3,900

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$1,434,751	$—	$—	$1,434,751
FOREX contracts	—	3,627	—	3,627
Mortgage-backed securities	—	301	—	301

Total assets	$1,434,751	$3,928	$—	$1,438,679

Liabilities:
FOREX contracts	$—	$(29)	$—	$(29)

Nonrecurring fair value measurements:
Assets:
Assets held for sale	$—	$—	$3,900	$3,900

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

We consider our long-term debt to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 was derived using a third-party pricing service at March 31, 2013 and December 31, 2012. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring around the report date. Fair values and related carrying values of our long-term debt instruments are shown below.

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Senior Notes	$272.9	$249.9	$275.5	$249.8
5.15% Senior Notes	265.6	249.9	269.0	249.9
5.70% Senior Notes	627.7	496.9	641.4	496.9
5.875% Senior Notes	611.2	499.5	617.1	499.5

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

7. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Drilling rigs and equipment	$7,185,228	$7,107,279
Construction work-in-progress	1,110,636	990,964
Land and buildings	64,590	64,296
Office equipment and other	61,199	60,239

Cost	8,421,653	8,222,778
Less: accumulated depreciation	(3,454,411)	(3,357,806)

Drilling and other property and equipment, net	$4,967,242	$4,864,972

Construction work-in-progress, including capitalized interest, at March 31, 2013 included $764.6 million, $215.0 million and $131.0 million related to the construction of our four drillships, the Ocean Onyx, and the Ocean Apex, respectively. See Note 8.

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

Personal Injury Claims. Our deductibles for marine liability insurance coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2013, our estimated liability for personal injury claims was $34.8 million, of which $12.0 million and $22.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2012, our estimated liability for personal injury claims was $36.1 million, of which $9.9 million and $26.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations.

Drillship Construction. We are financially obligated under four separate turnkey construction contracts with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of four ultra-deepwater drillships, the first two of which are expected to be delivered in the second and fourth quarters of 2013. We expect the aggregate cost of the construction of our drillships, including commissioning, spares and project management costs, to be approximately $2.6 billion. The contracted price of each drillship is payable to Hyundai in two installments, with final payment due on delivery of each drillship. We have paid the first installment for each of the four drillships, aggregating $647.6 million, and expect to pay the second installments due Hyundai, totaling $786.9 million for the Ocean BlackHawk and Ocean BlackHornet, as each vessel is delivered in 2013.

Ocean Onyx Construction. We are obligated under a vessel modification agreement with Keppel AmFELS, L.L.C., or Keppel, for the construction of the Ocean Onyx, a moored semisubmersible deepwater rig, which is expected to be ready for drilling service late in the third quarter of 2013. We estimate the aggregate cost for the construction of the Ocean Onyx to be approximately $320.0 million, including commissioning, spares and project management costs. The contracted price due to Keppel is payable in 11 installments based on the occurrence of certain events as detailed in the vessel modification agreement. To date, we have paid the first six installments, aggregating $80.3 million, including $14.6 million paid in 2013.

Ocean Apex Construction. We are obligated under a vessel modification agreement with Jurong Shipyard Pte Ltd, or Jurong, for the construction of the Ocean Apex, a moored semisubmersible deepwater rig, which is expected to be delivered in the second quarter of 2014 at an aggregate cost of approximately $370 million, including commissioning, spares and project management costs. The contracted price due to Jurong is payable in 12 installments based on the occurrence of certain events as detailed in the vessel modification agreement. We have paid the first three installments, of which $13.5 million and an aggregate $27.0 million was paid in 2013 and 2012, respectively.

Ocean Patriot Enhancements. In February 2013, we entered into a vessel modification agreement with Keppel FELS Limited, or Keppel Singapore, for enhancements to the Ocean Patriot that will enable the rig to work in the North Sea. We estimate the cost of the enhancement project to be approximately $120 million, including shipyard costs, owner-furnished equipment and labor, commissioning and spares. Construction work is expected to begin in Singapore in the third quarter of 2013 and to be completed in the first quarter of 2014. The contracted price due Keppel Singapore is approximately $29 million, payable in seven installments based on the occurrence of certain events as detailed in the vessel modification agreement. We paid the first installment due Keppel Singapore in the amount of $5.8 million in March 2013.

At March 31, 2013 and December 31, 2012, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Letters of Credit and Other. We were contingently liable as of March 31, 2013 in the amount of $105.8 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. Agreements relating to approximately $90.6 million of performance bonds can require collateral at any time. As of March 31, 2013, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

9. Accumulated Other Comprehensive Gain (Loss)

The components of our AOCGL and related changes thereto are as follows:

	Unrealized Gain (Loss) on
	FOREX Contracts	Marketable Securities	Total AOCGL
	(In thousands)
Balance at January 1, 2013	$2,350	$146	$2,496
Change in other comprehensive gain (loss) before reclassifications, after tax of $(152) and $5	283	7	290
Reclassification adjustments for items included in Net Income, after tax of $781 and $14	(1,451)	(83)	(1,534)

Balance at March 31, 2013	$1,182	$70	$1,252

The following table presents the line items in our Consolidated Statements of Operations affected by reclassification adjustments out of AOCGL.

Major Category of AOCGL	Three Months Ended March 31, 2013	Consolidated Statements of Operations Line Items
(In thousands)
Unrealized (gain) loss on FOREX contracts	$(2,232)	Contract drilling, excluding depreciation
	781	Income tax expense

	$(1,451)	Net of tax

Unrealized (gain) loss on marketable securities	$(97)	Other, net
	14	Income tax expense

	$(83)	Net of tax

10. Segments and Geographic Area Analysis

Although we provide contract drilling services with different types of offshore drilling rigs and also provide such services in many geographic locations, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics due to the nature of the revenue earnings process as it relates to the offshore drilling industry over the operating lives of our drilling rigs.

Revenues from contract drilling services by equipment type are listed below:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Floaters:
Ultra-Deepwater	$191,357	$244,589
Deepwater	164,420	146,003
Mid-Water	305,221	318,595

Total Floaters	660,998	709,187
Jack-ups	38,975	45,968

Total contract drilling revenues	699,973	755,155
Revenues related to reimbursable expenses	29,768	13,487

Total revenues	$729,741	$768,642

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2013, our actively-marketed drilling rigs were en route to or located offshore 12 countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
United States	$105,760	$46,606
International:
South America	283,565	375,845
Australia/Asia	116,389	140,723
Europe/Africa/Mediterranean	172,706	161,508
Mexico	51,321	43,960

Total revenues	$729,741	$768,642

11. Income Taxes

Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated, directly or indirectly, by one of our wholly owned foreign subsidiaries. It is our intention to indefinitely reinvest future earnings of this subsidiary to finance foreign activities. Accordingly, we have not made a provision for U.S. income taxes on such earnings except to the extent that such earnings were immediately subject to U.S. income taxes.

During the three months ended March 31, 2013, our tax expense was reduced by $27.5 million as a result of the American Taxpayer Relief Act of 2012, or the Act, which was signed into law on January 2, 2013. The Act extends through 2013 several expired temporary business provisions, commonly referred to as “extenders,” which were retroactively extended to the beginning of 2012. As required by GAAP, we recorded the retroactive effect of the extenders during the three months ended March 31, 2013.

On March 26, 2013 the Brazilian tax authorities began an audit of our income tax returns for the years 2009 and 2010. We are continuing to defend tax assessments by the Brazilian tax authorities for the years 2000, 2004, 2005 and 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe and are a leader in offshore drilling. Our fleet of 44 offshore drilling rigs, including four rigs held for sale, consists of 32 semisubmersibles, seven jack-ups and five dynamically positioned drillships, four of which are under construction. We expect two of our new drillships, the Ocean BlackHawk and the Ocean BlackHornet, to be delivered in the second and fourth quarters of 2013, respectively, and the deepwater floater Ocean Onyx to be available for drilling service late in the third quarter of 2013. Our remaining two newbuild drillships, the Ocean BlackRhino and Ocean BlackLion, are expected to be delivered in the second and fourth quarters of 2014, respectively. The deepwater floater Ocean Apex is expected to be delivered in the second quarter of 2014. As announced in the first quarter of 2013, the Ocean Patriot will undergo an enhancement project that will enable the rig to operate in the North Sea. The project is currently in the pre-construction phase; construction will take place in Singapore, beginning in the third quarter of 2013. Upon completion of the enhancement project, which is anticipated to occur in the first quarter of 2014, we expect the Ocean Patriot to mobilize to, and commence a three-year contract in, the United Kingdom, or U.K., sector of the North Sea.

Market Overview

Floater Markets

Ultra-Deepwater and Deepwater Floaters. The ultra-deepwater and deepwater floater markets are generally strong, particularly in the ultra-deepwater segment where there are only a few uncontracted rigs available to work in 2013, inclusive of the expected 2013 newbuild deliveries.

Regionally, the offshore basins of West Africa, Brazil and the Gulf of Mexico continue to be an area of significant ultra-deepwater and deepwater activity where demand is strong with potential for further growth, and in which dayrates are expected to remain steady throughout 2013. According to industry analysts, demand offshore Brazil is fueled primarily by aggressive exploration and development goals of Petróleo Brasileiro S.A., or Petrobras, as well as significant discoveries in the pre-salt and post-salt formations offshore Brazil. Similarly, pre-salt discoveries offshore Angola have led to a significant increase in deepwater demand in the area.

On the Outer Continental Shelf of the Gulf of Mexico, drilling activity has surpassed pre-Macondo levels, and industry analysts predict that the market will continue to strengthen in 2013 and beyond, particularly in the ultra-deepwater market. Demand in the U.S. Gulf of Mexico, or GOM, is tending more to newer deepwater and ultra-deepwater rigs due to new regulations, deeper waters and more challenging formations. Our newest rigs which we expect to be delivered in 2013, the Ocean BlackHawk, Ocean Onyx and Ocean BlackHornet, are all contracted to work in the GOM.

Despite the strong ultra-deepwater and deepwater markets, our ability to meet the strong demand in the near term is limited due to our contracted backlog in 2013 (100% and 98% for our ultra-deepwater and deepwater fleets, respectively). See “– Contract Drilling Backlog.” In addition, the robust outlook for the ultra-deepwater and deepwater markets has led to a significant number of newbuild floater orders from established drilling contractors, as well as new entrants into the industry, which is expected to lead to increased competition. As of the date of this report, the total number of newbuild floaters on order or announced was reported to be in excess of 90 rigs, although newbuild orders have slowed in 2013, with only three orders having been placed in the first quarter of 2013. Based on industry analyst data, and excluding an estimated 29 rigs to be built on behalf of Petrobras, which is currently our most significant customer, 17% and 85% of the newbuilds scheduled for delivery in 2013 and 2014, respectively, are not yet contracted for future work, including two of our newbuild drillships, the Ocean BlackRhino and Ocean BlackLion, and our deepwater floater, the Ocean Apex, all of which are scheduled for delivery in 2014.

Mid-Water Floaters. Market demand for mid-water floaters is generally stable. In both the U.K. and Norway sectors of the North Sea, the mid-water market is particularly strong, with record dayrates being achieved. The mid-water market in other regions remains mixed but relatively stable. In the Mediterranean region, demand remains solid, where recent gas discoveries have led to increased interest in the region. The Southeast Asia and Australia markets also remain steady with indications of possible strengthening.

As of the date of this report, our mid-water floaters in the aggregate were committed for 70% and 50% of 2013 and 2014, respectively. See “– Contract Drilling Backlog.”

Jack-up Market

We have six actively-marketed jack-up rigs, four of which are currently operating in the Mexican waters of the Gulf of Mexico, where drilling activity remains stable and additional tendering activity is ongoing. Another jack-up rig is contracted under a two-year bareboat charter offshore Ecuador through August 2014. Our sixth marketed jack-up rig is actively seeking work in the GOM, where contracts are generally well-to-well or short-term in duration.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of April 25, 2013, February 1, 2013 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2012), and April 16, 2012 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 25, 2013	February 1, 2013	April 16, 2012
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)	$4,257,000	$4,422,000	$4,721,000
Deepwater(2)	1,143,000	1,229,000	1,133,000
Mid-Water (3)	2,436,000	2,649,000	2,119,000

Total Floaters	7,836,000	8,300,000	7,973,000
Jack-ups	249,000	272,000	269,000

Total	$8,085,000	$8,572,000	$8,242,000

(1)	Contract drilling backlog as of April 25, 2013 for our ultra-deepwater floaters includes (i) $1.2 billion attributable to our contracted operations offshore Brazil for the years 2013 to 2015 and (ii) $1.8 billion attributable to future work for two of our drillships under construction for the years 2013 to 2019.
(2)	Contract drilling backlog as of April 25, 2013 for our deepwater floaters includes (i) $503.0 million attributable to our contracted operations offshore Brazil for the years 2013 to 2016 and (ii) $179.0 million for the years 2013 to 2014 attributable to future work for the Ocean Onyx, which is under construction.
(3)	Contract drilling backlog as of April 25, 2013 for our mid-water floaters includes $787.0 million attributable to our contracted operations offshore Brazil for the years 2013 to 2015.

The following table reflects the amount of our contract drilling backlog by year as of April 25, 2013.

	For the Years Ending December 31,
	Total	2013 (1)	2014	2015	2016—2019
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)	$4,257,000	$764,000	$1,156,000	$1,099,000	$1,238,000
Deepwater(3)	1,143,000	450,000	456,000	175,000	62,000
Mid-Water (4)	2,436,000	890,000	949,000	404,000	193,000

Total Floaters	7,836,000	2,104,000	2,561,000	1,678,000	1,493,000
Jack-ups	249,000	109,000	72,000	48,000	20,000

Total	$8,085,000	$2,213,000	$2,633,000	$1,726,000	$1,513,000

(1)	Represents a nine-month period beginning April 1, 2013.
(2)	Contract drilling backlog as of April 25, 2013 for our ultra-deepwater floaters includes (i) $395.0 million, $473.0 million and $324.0 million for the years 2013 to 2015, respectively, attributable to our contracted operations offshore Brazil and (ii) $14.0 million, $300.0 million and $361.0 million for the years 2013, 2014 and 2015, respectively, and $1.1 billion in the aggregate for the years 2016 to 2019, attributable to future work for two of our drillships under construction.
(3)	Contract drilling backlog as of April 25, 2013 for our deepwater floaters includes (i) $158.0 million, $149.0 million, $134.0 million and $62.0 million for the years 2013 to 2016, respectively, attributable to our contracted operations offshore Brazil and (ii) $45.0 million and $134.0 million for the years 2013 and 2014, respectively, attributable to future work for the Ocean Onyx, which is under construction.
(4)	Contract drilling backlog as of April 25, 2013 for our mid-water floaters includes $366.0 million, $342.0 million and $79.0 million for the years 2013 to 2015, respectively, attributable to our contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of April 25, 2013. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHawk, Ocean Onyx, Ocean BlackHornet, Ocean Apex, Ocean BlackRhino and Ocean BlackLion, which are all under construction.

	For the Years Ending December 31,
	2013(1)	2014	2015	2016 - 2019
Rig Days Committed (2)
Floaters:
Ultra-Deepwater	100%	86%	60%	15%
Deepwater	98%	45%	18%	2%
Mid-Water	75%	50%	18%	2%
All Floaters	85%	56%	30%	6%
Jack-ups	69%	39%	20%	5%

(1)	Represents a nine-month period beginning April 1, 2013.
(2)	As of April 25, 2013, includes approximately 1,060, 830, 70 and 70 currently known, scheduled shipyard, survey and mobilization days for the remainder of 2013, and for the years 2014, 2015 and 2016, respectively.

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

During the next three quarters of 2013, nine of our rigs are expected to complete or undergo 5-year surveys. We expect these rigs to be out of service for approximately 560 days in the aggregate to complete the inspections and any shipyard projects scheduled concurrently with the surveys. We also expect to spend an additional approximately 500 days during the remainder of 2013 for the mobilization of rigs, contract acceptance testing and extended maintenance projects. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations and cash flows. Under our insurance policy that expires on May 1, 2014, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $25.0 million per occurrence. Our policy’s war risk insurance excludes certain nationalization and deprivation coverage for the loss of use of rigs and equipment. We are evaluating the availability and cost of obtaining separate insurance coverage for these risks, although there is no assurance that we can obtain adequate insurance coverage for such events at rates we consider to be reasonable. We do not typically retain loss-of-hire insurance policies to cover our rigs.

In addition, under our insurance policy that expires on May 1, 2014, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, with no exclusions for pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Our deductibles for marine liability coverage, including for personal injury claims, are $10.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year, which under the current policy commences on May 1 of each year.

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. During 2013, we expect to capitalize interest on qualifying expenditures related to the construction of our four new drillships, the Ocean Onyx and the Ocean Apex. We will continue to capitalize interest pursuant to these projects until such time, after the delivery of each rig, that activities related to making each respective vessel ready for service are no longer ongoing.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to these policies during the three months ended March 31, 2013.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended March 31,
	2013	2012
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	526	620
Deepwater	423	400
Mid-Water	1,042	1,124
Jack-ups (2)	448	522
UTILIZATION (3)
Floaters:
Ultra-Deepwater	73%	85%
Deepwater	94%	88%
Mid-Water	64%	65%
Jack-ups (4)	71%	44%
AVERAGE DAILY REVENUE (5)
Floaters:
Ultra-Deepwater	$360,400	$364,000
Deepwater	389,100	358,900
Mid-Water	261,600	266,200
Jack-ups	85,200	86,700

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Revenue earning days for the quarter ended March 31, 2012 included approximately 87 days earned by certain of our jack-up rigs during the period prior to being sold in 2012.
(3)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).
(4)	Utilization for our jack-up rigs would have been 68% for the quarter ended March 31, 2012, excluding revenue earning days and total calendar days associated with rigs that we sold in 2012.
(5)

Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$191,357	$244,589
Deepwater	164,420	146,003
Mid-Water	305,221	318,595

Total Floaters	660,998	709,187
Jack-ups	38,975	45,968
Other	—	—

Total Contract Drilling Revenue	$699,973	$755,155

Revenues Related to Reimbursable Expenses	$29,768	$13,487
CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$135,776	$139,961
Deepwater	56,436	58,594
Mid-Water	143,647	162,779

Total Floaters	335,859	361,334
Jack-ups	29,667	31,443
Other	9,568	4,325

Total Contract Drilling Expense	$375,094	$397,102

Reimbursable Expenses	$29,289	$13,151
OPERATING INCOME
Floaters:
Ultra-Deepwater	$55,581	$104,628
Deepwater	107,984	87,409
Mid-Water	161,574	155,816

Total Floaters	325,139	347,853
Jack-ups	9,308	14,525
Other	(9,568)	(4,325)
Reimbursable expenses, net	479	336
Depreciation	(96,821)	(101,393)
General and administrative expense	(16,815)	(17,586)
Bad debt (expense) recovery	—	618
Gain on disposition of assets	2,004	25,382

Total Operating Income	$213,726	$265,410

Other income (expense):
Interest income	617	1,783
Interest expense	(8,069)	(15,329)
Foreign currency transaction gain (loss)	159	(104)
Other, net	(254)	(325)

Income before income tax expense	206,179	251,435
Income tax expense	(30,190)	(66,266)

NET INCOME	$175,989	$185,169

The following is a summary as of the date of this report of the most significant transfers of our rigs during 2013 and 2012 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters:
Ocean Monarch	Ultra-Deepwater	Vietnam to Singapore (shipyard survey)	August 2012
Ocean Confidence	Ultra-Deepwater	Congo to Angola	January 2013

Ocean Guardian	Mid-Water	Falkland Islands to U.K.	January 2012
Ocean Saratoga	Mid-Water	GOM to Guyana	January 2012
Ocean Saratoga	Mid-Water	Guyana to GOM	May 2012
Ocean Whittington	Mid-Water	Brazil to GOM(a)	May 2012
Ocean Apex	Mid-Water	Singapore shipyard(b)	September 2012
Ocean Ambassador	Mid-Water	Brazil to GOM	October 2012
Ocean Lexington	Mid-Water	Brazil to Trinidad	March 2013

Jack-ups:
Ocean Columbia	Jack-up	Sold	March 2012
Ocean Heritage	Jack-up	Sold	April 2012
Ocean Drake	Jack-up	Sold (cold stacked June 2009)	May 2012
Ocean Champion	Jack-up	Sold (cold stacked June 2009)	May 2012
Ocean Crusader	Jack-up	Sold (cold stacked June 2009)	May 2012
Ocean Sovereign	Jack-up	Sold (cold stacked October 2011)	June 2012
Ocean Spur	Jack-up	Egypt to Ecuador; two year bareboat charter	August 2012
Ocean King	Jack-up	Montenegro to GOM	December 2012

(a)	Rig held for sale at December 31, 2012.
(b)	Rig formerly operated as the Ocean Bounty and was cold stacked in July 2009. Rig has been used in the construction of a deepwater floater in Singapore.

Overview

Operating Income. Operating income decreased $51.7 million, or 19%, during the first quarter of 2013 compared to the same period of 2012, primarily due to a $55.2 million reduction in contract drilling revenue earned, partially offset by reductions in contract drilling expense ($22.0 million) and depreciation expense ($4.5 million) attributable to the sale of six rigs in 2012 and the transfer of four rigs to assets held for sale at the end of 2012. Additionally, we recognized a $25.0 million gain on the sale of the Ocean Columbia during the first quarter of 2012. The decrease in contract drilling revenue for the first quarter of 2013 was primarily the result of an aggregate 250-day reduction in revenue earning days for our ultra-deepwater, mid-water and jack-up fleets ($62.7 million), partially offset by an increase in revenue earned by our deepwater floaters ($18.4 million). The decrease in contract drilling expense for the first quarter of 2013 reflects lower mobilization costs for our fleet, partially offset by higher repair and inspection costs and additional labor costs associated with crews for our newbuild drillships.

Gain on Disposition of Assets. During the first quarter of 2013, we recognized an aggregate net gain of $2.0 million, primarily related to the sale of used equipment. During the first quarter of 2012, we sold the Ocean Columbia and recognized a gain on sale of approximately $25 million.

Interest Expense. Interest expense decreased $7.3 million during the first quarter of 2013, compared to the same period in 2012, primarily due to an $8.8 million increase in interest capitalized on eligible construction projects during the first three months of 2013.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2013 was 14.6%, compared to a 26.4% effective tax rate for the three months ended March 31, 2012. The lower effective tax rate in the 2013 period was primarily the result of a $27.5 million reduction in tax expense during the current quarter as a result of the American Taxpayer Relief Act of 2012, or the Act, which was signed into law on January 2, 2013. The Act extends through 2013 several expired temporary business provisions, commonly referred to as “extenders,” which were retroactively extended to the beginning of 2012. As required by GAAP, we recorded the retroactive effect of the extenders during the three months ended March 31, 2013.

Contract Drilling Revenue and Expense by Equipment Type

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters decreased $53.2 million during the first quarter of 2013, compared to the same period in 2012, primarily due to 94 fewer revenue earning days ($34.4 million), a $17.0 million reduction in amortized mobilization revenue and lower average daily revenue earned ($1.9 million). The decrease in revenue earning days for the first quarter of 2013 was primarily attributable to scheduled downtime for the Ocean Rover’s 5-year survey (76 additional days) and unplanned downtime for repairs on the Ocean Confidence (36 additional days). The reduction in mobilization revenue was primarily due to the recognition in the first quarter of 2012 of $13.9 million in amortized revenue associated with the Ocean Monarch’s mobilization to Vietnam and $4.0 million associated with the Ocean Rover’s demobilization from Indonesia to Malaysia. Contract drilling expense incurred by our ultra-deepwater floaters decreased $4.2 million during the first quarter of 2013, compared to the same quarter of 2012, primarily due to lower amortized mobilization costs ($14.0 million) and lower freight costs ($4.6 million), partially offset by higher personnel-related costs ($8.6 million) and repair and maintenance costs ($6.2 million).

Deepwater Floaters. Revenue generated by our deepwater floaters increased $18.4 million in the first quarter of 2013, compared to the same quarter in 2012, as a result of higher average daily revenue earned ($12.8 million) and 23 incremental revenue earning days ($8.1 million), partially offset by lower amortized mobilization revenue ($2.5 million). Average daily revenue earned by our deepwater floaters increased primarily due to the Ocean Valiant and Ocean Victory both currently working at significantly higher dayrates than those rigs earned during the first quarter of 2012. The increase in revenue earning days during the first quarter of 2013, compared to the prior year quarter, was primarily the result of fewer planned, non-operating days for surveys and shipyard projects. Contract drilling expense for the first quarter of 2013 declined $2.2 million in the first quarter of 2013, compared to the same quarter in 2012, reflecting lower costs for mobilization ($4.1 million) and rig repairs and maintenance ($2.2 million), partially offset by an increase in personnel-related costs ($3.2 million).

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $13.4 million during the first quarter of 2013, compared to the same quarter in 2012, primarily due to 82 fewer revenue earning days ($22.0 million) combined with the effect of slightly lower average daily revenue earned ($4.8 million), partially offset by the recognition of incremental mobilization and contract preparation fees of $13.4 million in the first quarter of 2013. The decrease in revenue earning days during the first quarter of 2013 was primarily the result of an increase in planned downtime for shipyard projects, including survey-related downtime for the Ocean Quest and Ocean Worker (135 additional days) and incremental unplanned downtime between contracts (21 additional days), partially offset by a reduction in mobilization days (82 fewer days).

Contract drilling expense decreased $19.1 million during the first quarter of 2013, compared to the same quarter in 2012, primarily due to reduced contract drilling expense for the Ocean Whittington and Ocean Ambassador ($19.8 million) and the absence of costs associated with the 2012 demobilization of the Ocean Guardian from the Falkland Islands ($14.2 million). During 2012, the Ocean Whittington and Ocean Ambassador completed contracts in Brazil and were relocated to the GOM, where the former rig is cold stacked and marketed for sale and the latter rig is ready stacked. The reduction in contract drilling expense during the first quarter of 2013 was partially offset by incremental costs associated with surveys for the Ocean Quest and Ocean Worker ($12.9 million).

Jack-ups. Revenue and contract drilling expense for our jack-up rigs decreased $7.0 million and $1.8 million, respectively, in the first quarter of 2013, compared to the same quarter in 2012, primarily due to the sale of six jack-up rigs in 2012. Prior to being sold, these six rigs earned aggregate revenue and incurred contract drilling expense of $5.3 million and $6.5 million, respectively, during the first quarter of 2012. The decrease in contract drilling expense attributable to the rigs that were sold was partially offset by $4.5 million in incremental mobilization costs related to the return of the Ocean King to the GOM during the first quarter of 2013.

Liquidity and Capital Resources

We have historically relied principally on our cash flows from operations and cash reserves to meet liquidity needs and fund our cash requirements. In addition, we currently have available a $750 million credit facility to meet our short-term and long-term liquidity needs. See “ – Credit Agreement.” As of April 25, 2013, our contract drilling backlog was $8.1 billion, of which $2.2 billion is expected to be earned in the second through the fourth quarters of 2013.

At March 31, 2013 and December 31, 2012, we had cash available for current operations as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Cash and equivalents	$308,109	$335,432
Marketable securities	1,150,168	1,150,158

Total cash available for current operations	$1,458,277	$1,485,590

A substantial portion of our cash flows has been and is expected to continue to be invested in the enhancement of our drilling fleet. We determine the amount of cash required to meet our capital commitments by evaluating our rig construction obligations, the need to upgrade rigs to meet specific customer requirements and our ongoing rig equipment enhancement/replacement programs.

We pay dividends at the discretion of our Board of Directors, or Board, and, in recent years, we have a history of paying both regular quarterly and special cash dividends. During the three-month periods ended March 31, 2013 and 2012, we paid regular cash dividends totaling $17.4 million in each period and special cash dividends totaling $104.9 million and $104.7 million, respectively. Our Board has adopted a policy to consider paying special cash dividends, in amounts to be determined, on a quarterly basis. Our Board may, in subsequent quarters, consider paying additional special cash dividends, in amounts to be determined. Any determination to declare a special cash dividend, as well as the amount of any special cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board considers relevant at that time.

On April 24, 2013, we declared a regular cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on June 3, 2013 to stockholders of record on May 7, 2013.

Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, and, as a result of our intention to indefinitely reinvest the earnings of DOIL to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. However, we believe that the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. will be sufficient to meet their respective working capital requirements and capital commitments over the next twelve months. We will, however, continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

During the three-month period ended March 31, 2013, our primary source of cash was an aggregate $276.1 million generated from operating activities. Our primary uses of cash during the same period were $183.7 million towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program and $122.3 million for the payment of dividends.

During the three-month period ended March 31, 2012, our primary source of cash was an aggregate $349.8 million generated from operating activities and $48.9 million of proceeds, primarily from the sale of the Ocean Columbia and deposits for the sale of four additional rigs. Our primary uses of cash during the same period were $110.2 million towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program, $376.7 million toward the purchase of marketable securities, net of sales, and $122.1 million for the payment of dividends.

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

Cash Flow, Capital Expenditures and Contractual Obligations

Our cash flow from operations and capital expenditures for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flow from operations	$276,106	$349,842
Capital expenditures:
Drillship construction	$25,927	$8,028
Construction of deepwater floaters	133,903	27,059
Ocean Patriot enhancement project	8,224	—
Ongoing rig equipment and replacements programs	15,665	75,147

Total capital expenditures	$183,719	$110,234

Cash Flow

Cash flow from operations decreased approximately $73.7 million during the first quarter of 2013, compared to the first quarter of 2012, primarily due to a $50.8 million decrease in cash receipts from contract drilling services and higher cash income taxes paid, net of refunds, of $26.9 million. This increase in cash outflows was partially offset by lower cash payments related to contract drilling expenses of $4.0 million.

Capital Expenditures

At the date of this report, we expect capital expenditures for 2013 to aggregate approximately $1.75 billion, of which approximately $1.4 billion will be spent towards our rig construction projects. See “ — Contractual Cash Obligations — Rig Construction.” During the first three months of 2013, we spent $168.1 million toward these projects. We expect to fund our 2013 capital expenditures from the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc.

Contractual Cash Obligations—Rig Construction.

We are financially obligated under various agreements with several shipyards in connection with the construction of four ultra-deepwater drillships, the deepwater floater Ocean Onyx, the deepwater floater Ocean Apex and the Ocean Patriot North Sea enhancement project. See Note 8 “Commitments and Contingencies” to our Consolidated Financial Statements included in Item 1 of Part I of this report for further discussion of these projects. We had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2013, except for those related to our direct rig operations, which arise during the normal course of business.

The following is a summary of our construction projects as of March 31, 2013, including estimated expenditures to be made during the remainder of 2013:

Project	Expected Delivery Date	Total Project Cost (1)	Total Project Expenditures (2)	Capitalized Interest	Estimated Expenditures in 2013 (3) (4)
		(In millions)
New Rig Construction:
Drillships:
Ocean BlackHawk	Q2 2013	$635	$203	$16	$448
Ocean BlackHornet	Q4 2013	635	194	16	437
Ocean BlackRhino	Q2 2014	645	189	17	25
Ocean BlackLion	Q4 2014	655	178	8	25

		2,570	764	57	935
Deepwater Floaters:
Ocean Onyx	Q3 2013	320	215	6	111
Ocean Apex	Q2 2014	370	131	2	149

		$3,260	$1,110	$65	$1,195
Ocean Patriot enhancement	Q1 2014	$120	$8	$—	$112

(1)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs; amount does not include capitalized interest.
(2)	Includes project to date capitalized interest.
(3)	Excludes estimated interest to be capitalized in 2013.
(4)

Includes an aggregate $786.9 million payable to Hyundai Heavy Industries Co., Ltd. upon delivery of the Ocean BlackHawk and Ocean BlackHornet. Includes construction milestone payments aggregating $65.7 million payable to Keppel AmFELS, L.L.C. in the remainder of 2013 in connection with the construction of the Ocean Onyx.

Other Obligations

At March 31, 2013, we had foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $125.2 million outstanding. See further information regarding these contracts in “Quantitative and Qualitative Disclosures About Market Risk – Foreign Exchange Risk” in Item 3 of Part I of this report and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.

As of March 31, 2013, the total unrecognized tax benefits related to uncertain tax positions was $48.9 million. In addition, we have recorded a liability, as of March 31, 2013, for potential penalties and interest of $22.6 million and $7.7 million, respectively. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Credit Agreement

We have available to us a syndicated 5-year revolving credit agreement, or Credit Agreement, that provides for a $750 million senior unsecured revolving credit facility, for general corporate purposes, which matures on September 28, 2017. The entire amount of the facility is available for revolving loans. Up to $250 million of the facility is available for the issuance of performance or other standby letters of credit and up to $75 million is available for swingline loans. As of March 31, 2013, there were no loans or letters of credit outstanding under the Credit Agreement.

Credit Ratings

Our current credit rating is A3 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Other Commercial Commitments—Letters of Credit

We were contingently liable as of March 31, 2013 in the amount of $105.8 million under certain performance, bid, supersedeas, tax appeal and custom bonds and letters of credit. Agreements relating to approximately $62.6 million of performance and tax appeal bonds can require collateral at any time. As of March 31, 2013, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2013	2014	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$1,593	$943	$650	$—
Performance bonds	46,532	15,804	9,567	21,161
Other	57,679	590	57,089	—

Total obligations	$105,804	$17,337	$67,306	$21,161

Off-Balance Sheet Arrangements

At March 31, 2013 and December 31, 2012, we had no off-balance sheet debt or other arrangements.

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	future market conditions and the effect of such conditions on our future results of operations;

•	future uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	future contractual obligations;

•	future operations outside the United States including, without limitation, our operations in Mexico, Egypt and Brazil;

•	effects of the Macondo well blowout;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows and contract backlog;

•	future regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels and impacts of the financial crisis and restrictions in the credit market;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•

timing and cost of completion of rig upgrades, construction projects (including, without limitation, our four drillships under construction, the Ocean Onyx and the Ocean Apex) and other capital projects (including, without limitation, the Ocean Patriot enhancements);

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects, other capital projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	assets held for sale;

•	asset impairment evaluations;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012;

•

general economic and business conditions, including, without limitation, the extent and duration of the recent financial crisis and restrictions in the credit market, the worldwide economic downturn and recession;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including, for example, in oil-producing regions and locations where our rigs are operating or where we have rigs under construction;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity, including construction of new drilling rig capacity in Brazil;

•	market conditions in the offshore contract drilling industry, including, without limitation, dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, carbon emissions or energy use;

•	compliance with environmental laws and regulations;

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2013 and December 31, 2012, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2013 and December 31, 2012, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our long-term debt, as of March 31, 2013 and December 31, 2012, was denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $128.3 million and $131.4 million as of March 31, 2013 and December 31, 2012, respectively. A 100-basis point decrease would result in an increase in market value of $150.9 million and $151.1 million as of March 31, 2013 and December 31, 2012, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period. As of March 31, 2013, we had FOREX contracts outstanding in the aggregate notional amount of $125.2 million, consisting of $21.6 million in Australian dollars, $34.1 million in Brazilian reais, $50.1 million in British pounds sterling, $8.6 million in Mexican pesos and $10.8 million in Norwegian kroner. These contracts generally settle monthly through June 2014.

At March 31, 2013, we presented the fair value of our outstanding FOREX contracts as a current asset of $2.9 million in “Prepaid expenses and other current assets” and a current liability of $(1.1) million in “Accrued liabilities” in our Consolidated Balance Sheets. At December 31, 2012, we presented the fair value of our outstanding FOREX contracts as a current asset of $3.6 million in “Prepaid expenses and other current assets” and a current liability of $(29,137) in “Accrued liabilities” in our Consolidated Balance Sheets.

The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	March 31,		December 31,		March 31,		December 31,
	2013		2012		2013		2012
	(In thousands)
Interest rate:
Marketable securities	$1,150,200	(a)	$1,150,200	(a)	$(1,700	)(b)	$(2,200	)(b)
Foreign Exchange:
FOREX contracts – receivable positions	2,900	(c)	3,600	(c)	(17,600	)(d)	(21,600	)(d)
FOREX contracts – liability positions	(1,100	)(c)	(29	) (c)	(5,900	)(d)	(4,900	)(d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2013 and December 31, 2012.
(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2013 and December 31, 2012.
(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on March 31, 2013 and December 31, 2012.
(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at March 31, 2013 and December 31, 2012, with all other variables held constant.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date May 1, 2013	By:	/s/ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date May 1, 2013		/s/ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through March 15, 2011) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2011).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.
**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.