Form 10-Q
period 2013-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2013-10-30
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 25, 2013	Common stock, $0.01 par value per share	139,035,448 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$438,794	$335,432
Marketable securities	800,204	1,150,158
Accounts receivable, net of allowance for bad debts	424,808	499,660
Prepaid expenses and other current assets	142,152	136,099
Assets held for sale	11,594	11,594

Total current assets	1,817,552	2,132,943
Drilling and other property and equipment, net of accumulated depreciation	5,331,470	4,864,972
Other assets	193,586	237,371

Total assets	$7,342,608	$7,235,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,533	$96,631
Accrued liabilities	354,232	324,434
Taxes payable	26,175	64,481
Current portion of long-term debt	249,935	—

Total current liabilities	716,875	485,546
Long-term debt	1,246,321	1,496,066
Deferred tax liability	532,729	490,946
Other liabilities	182,347	186,334

Total liabilities	2,678,272	2,658,892

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,952,248 shares issued and 139,035,448 shares outstanding at September 30, 2013; 143,948,370 shares issued and 139,031,570 shares outstanding at December 31, 2012)	1,440	1,439
Additional paid-in capital	1,986,693	1,983,957
Retained earnings	2,791,242	2,702,915
Accumulated other comprehensive gain (loss)	(626)	2,496
Treasury stock, at cost (4,916,800 shares of common stock at September 30, 2013 and December 31, 2012)	(114,413)	(114,413)

Total stockholders’ equity	4,664,336	4,576,394

Total liabilities and stockholders’ equity	$7,342,608	$7,235,286

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Contract drilling	$690,741	$714,027	$2,135,612	$2,195,443
Revenues related to reimbursable expenses	15,424	15,114	58,312	40,528

Total revenues	706,165	729,141	2,193,924	2,235,971

Operating expenses:
Contract drilling, excluding depreciation	419,488	357,281	1,163,618	1,159,635
Reimbursable expenses	14,904	14,563	56,998	39,351
Depreciation	97,143	99,207	291,107	300,069
General and administrative	15,240	13,476	48,490	49,803
Bad debt expense (recovery)	22,563	—	22,563	(1,018)
Gain on disposition of assets	(525)	(208)	(2,789)	(79,285)

Total operating expenses	568,813	484,319	1,579,987	1,468,555

Operating income	137,352	244,822	613,937	767,416
Other income (expense):
Interest income	136	773	1,024	4,052
Interest expense	(1,693)	(8,720)	(17,713)	(36,780)
Foreign currency transaction loss	(4,556)	(1,860)	(3,949)	(881)
Other, net	326	(168)	746	(767)

Income before income tax expense	131,565	234,847	594,045	733,040
Income tax expense	(36,817)	(56,661)	(137,974)	(168,224)

Net income	$94,748	$178,186	$456,071	$564,816

Income per share:
Basic	$0.68	$1.28	$3.28	$4.06

Diluted	$0.68	$1.28	$3.28	$4.06

Weighted-average shares outstanding:
Shares of common stock	139,035	139,030	139,034	139,029
Dilutive potential shares of common stock	30	23	38	17

Total weighted-average shares outstanding	139,065	139,053	139,072	139,046

Cash dividends declared per share of common stock	$0.875	$0.875	$2.625	$2.625

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$94,748	$178,186	$456,071	$564,816
Other comprehensive gains (losses), net of tax:
Foreign currency forward exchange contracts:
Unrealized holding gain (loss)	1,615	1,118	(4,901)	4,024
Reclassification adjustment for loss included in net income	3,622	1,868	1,918	3,445
Investments in marketable securities:
Unrealized holding (loss) gain	(2)	29	7	18
Reclassification adjustment for loss (gain) included in net income	(14)	(28)	(146)	56

Total other comprehensive gain (loss)	5,221	2,987	(3,122)	7,543

Comprehensive income	$99,969	$181,173	$452,949	$572,359

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$456,071	$564,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291,107	300,069
Gain on disposition of assets	(2,789)	(79,285)
Loss on foreign currency forward exchange contracts	2,246	5,692
Deferred tax provision	43,414	(6,089)
Accretion of discounts on marketable securities	(584)	4,461
Stock-based compensation expense	2,627	3,248
Deferred income, net	(45,600)	(19,020)
Deferred expenses, net	20,441	58,391
Long-term employee remuneration programs	6,617	4,572
Other assets, noncurrent	(4,487)	2,697
Other liabilities, noncurrent	(51)	2,457
Proceeds from (payments of) settlement of foreign currency forward exchange contracts designated as accounting hedges	(2,246)	(5,692)
Other	1,418	800
Changes in operating assets and liabilities:
Accounts receivable	74,965	108,159
Prepaid expenses and other current assets	(327)	(9,350)
Accounts payable and accrued liabilities	25,583	4,961
Taxes payable	(10,505)	68,711

Net cash provided by operating activities	857,900	1,009,598

Investing activities:
Capital expenditures (including rig construction)	(740,460)	(514,672)
Proceeds from disposition of assets, net of disposal costs	3,357	136,937
Proceeds from sale and maturities of marketable securities	3,225,062	2,075,106
Purchases of marketable securities	(2,874,689)	(2,352,635)

Net cash used in investing activities	(386,730)	(655,264)

Financing activities:
Payment of dividends	(367,945)	(367,984)
Credit facility arrangement fees	(1)	(3,646)
Other	138	130

Net cash used in financing activities	(367,808)	(371,500)

Net change in cash and cash equivalents	103,362	(17,166)
Cash and cash equivalents, beginning of period	335,432	333,765

Cash and cash equivalents, end of period	$438,794	$316,599

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

As of October 25, 2013, Loews Corporation owned 50.4% of the outstanding shares of our common stock.

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

Cash and Cash Equivalents

We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents.

The effect of exchange rate changes on cash balances held in foreign currencies was not material for each of the three and nine-month periods ended September 30, 2013 and 2012.

Marketable Securities

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

Assets Held For Sale

In 2012, our management adopted a plan to actively market for sale three cold-stacked mid-water semisubmersibles (the Ocean Epoch, the Ocean New Era and the Ocean Whittington) and one cold-stacked jack-up rig (the Ocean Spartan). In connection with the reclassification of these rigs to “Assets held for sale,” we measured the fair value of each rig in the disposal group using a probability-weighted cash flow analysis that utilized significant unobservable inputs, representing a Level 3 fair value measurement, which included assumptions for estimated proceeds that may be received upon disposition of the rig and estimated costs to sell. For our three mid-water semisubmersibles in the disposal group, we determined that, due to the expected resale market for rigs of this type and age, the highest and best use of these rigs would be for sale as scrap. Based on our analyses, we determined that the carrying values of the mid-water semisubmersible rigs in the disposal group were impaired, as the carrying value for each exceeded its aggregate fair value, and recognized an impairment loss in the fourth quarter of 2012. We determined that the carrying value of the Ocean Spartan was not impaired. At both September 30, 2013 and December 31, 2012, we reported “Assets held for sale” aggregating $11.6 million in our Consolidated Balance Sheets. See Note 6.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the nine months ended September 30, 2013 and the year ended December 31, 2012, we capitalized $189.2 million and $220.3 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $60 million per project.

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

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. See Note 7. A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$22,234	$19,145	$71,229	$62,782
Capitalized interest	(20,541)	(10,425)	(53,516)	(26,002)

Total interest expense as reported	$1,693	$8,720	$17,713	$36,780

Impairment of Long-Lived Assets

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as cold stacking a rig or excess spending over budget on a newbuild, construction project or major rig upgrade. There were no cold-stacked rigs at September 30, 2013 that were not being marketed for sale.

Current Portion of Long-Term Debt

Our 5.15% Senior Notes due September 1, 2014, or 5.15% Senior Notes, in the aggregate principal amount of $250.0 million will mature on September 1, 2014. Accordingly, the aggregate $249.9 million accreted value of our 5.15% Senior Notes has been presented as “Current portion of long-term debt” in our Consolidated Balance Sheets at September 30, 2013.

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the three-month and nine-month periods ended September 30, 2013, we recognized net foreign currency transaction (losses) of $(4.6) million and $(3.9) million, respectively. For the three-month and nine-month periods ended September 30, 2012, we recognized net foreign currency transaction (losses) of $(1.9) million and $(0.9) million, respectively. See Note 5.

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

2. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Trade receivables	$422,708	$478,987
Value added tax receivables	17,750	13,884
Amounts held in escrow	12,025	11,555
Related party receivables	353	527
Other	124	165

	452,960	505,118
Allowance for bad debts	(28,152)	(5,458)

Total	$424,808	$499,660

We recorded $22.6 million in bad debt expense during the three-month and nine-month periods ended September 30, 2013, to reserve the outstanding accounts receivable balance for two of our customers. See Note 6.

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Rig spare parts and supplies	$52,195	$57,558
Deferred mobilization costs	23,974	38,074
Prepaid insurance	20,329	12,549
Deferred tax assets	8,619	8,619
Prepaid taxes	25,892	5,950
FOREX contracts	3,272	3,627
Other	7,871	9,722

Total	$142,152	$136,099

Accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Rig operating expenses	$87,069	$70,078
Payroll and benefits	107,210	88,612
Deferred revenue	34,457	71,699
Accrued capital project/upgrade costs	74,308	56,595
Interest payable	29,422	21,219
Personal injury and other claims	10,065	10,312
FOREX contracts	4,304	29
Other	7,397	5,890

Total	$354,232	$324,434

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Accrued but unpaid capital expenditures at period end	$74,308	$48,620
Cash interest payments(1)(2)	54,000	54,187
Cash income taxes paid, net of refunds:
U.S. federal	47,000	53,000
Foreign	62,951	56,070
State	190	212

(1)	Interest payments, net of amounts capitalized, were $8.9 million and $31.9 million for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Interest paid on Internal Revenue Service assessments was $0.2 million during the nine months ended September 30, 2012.

3. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income – basic and diluted numerator:	$94,748	$178,186	$456,071	$564,816

Weighted average shares – basic (denominator):	139,035	139,030	139,034	139,029
Effect of dilutive potential shares
Stock options and stock appreciation rights	30	23	38	17

Weighted average shares including conversions – diluted (denominator)	139,065	139,053	139,072	139,046

Earnings per share:
Basic	$0.68	$1.28	$3.28	$4.06

Diluted	$0.68	$1.28	$3.28	$4.06

The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Employee and director:
Stock options	18	18	18	18
Stock appreciation rights	982	874	885	900

4. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2013
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$799,981	$(1)	$799,980
Mortgage-backed securities	212	12	224

Total	$800,193	$11	$800,204

	December 31, 2012
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,149,707	$150	$1,149,857
Mortgage-backed securities	276	25	301

Total	$1,149,983	$175	$1,150,158

Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds from maturities	$1,475,000	$675,000	$3,225,000	$1,925,000
Proceeds from sales	25	56	62	150,106
Gross realized gains	—	—	—	—
Gross realized losses	(1)	(1)	(1)	(6)

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

We enter into FOREX contracts when we believe market conditions are favorable to purchase contracts for future settlement with the expectation that such contracts, when settled, will reduce our exposure to foreign currency gains and losses on future foreign currency expenditures. The amount and duration of such contracts are based on our monthly forecast of expenditures in the significant currencies in which we do business and for which there is a financial market (i.e., Australian dollars, Brazilian reais, British pounds sterling, Mexican pesos and Norwegian kroner). These forward contracts are derivatives as defined by GAAP.

During the nine months ended September 30, 2013 and 2012, we settled FOREX contracts with aggregate notional values of approximately $233.9 million and $236.3 million, respectively, of which the entire aggregate amounts were designated as a cash flow accounting hedge. During the nine-month periods ended September 30, 2013 and 2012, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.

The following table presents the aggregate amount of loss recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Recognized in Income	2013	2012	2013	2012
	(In thousands)
Contract drilling expense	$(5,018)	$(2,715)	$(2,246)	$(5,692)

As of September 30, 2013, we had FOREX contracts outstanding in the aggregate notional amount of $151.6 million, consisting of $20.7 million in Australian dollars, $86.7 million in Brazilian reais, $20.5 million in British pounds sterling, $11.7 million in Mexican pesos and $12.0 million in Norwegian kroner. These contracts generally settle monthly through June 2014. As of September 30, 2013, all outstanding derivative contracts had been designated as cash flow hedges. See Note 6.

We have International Swap Dealers Association, or ISDA, contracts, which are standardized master legal arrangements that establish key terms and conditions, which govern certain derivative transactions. At September 30, 2013, all of our FOREX contracts were with two counterparties and were governed under such ISDA contracts. There are no requirements to post collateral under these contracts; however, they do contain credit-risk related contingent provisions including credit support provisions and the net settlement of amounts owed in the event of early terminations. Additionally, should our credit rating fall below a specified rating immediately following the merger of the company with another entity, the counterparty may require all outstanding derivatives under the ISDA contract to be settled immediately at current market value. Our ISDA arrangements also include master netting agreements to further manage counterparty credit risk associated with our FOREX contracts. We have elected not to offset the fair value amounts recorded for our FOREX contracts under these agreements in our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; however, there would have been no significant difference in our Consolidated Balance Sheets if the estimated fair values were presented on a net basis for these periods.

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at September 30, 2013 and December 31, 2012.

	Fair Value		Balance Sheet Location	Fair Value
Balance Sheet Location	September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$3,272	$3,627	Accrued liabilities	$(4,304)	$(29)

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our FOREX contracts designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Amount of gain (loss) recognized in AOCGL on derivative (effective portion)	$2,486	$1,720	$(7,539)	$6,191
Location of loss reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense	Contract drilling expense	Contract drilling expense
Amount of loss reclassified from AOCGL into income (effective portion)	$(5,572)	$(2,873)	$(2,951)	$(5,300)
Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$59	$—	$(59)	$(39)

As of September 30, 2013, the estimated amount of net unrealized losses associated with our FOREX contracts that will be reclassified to earnings during the next twelve months was $1.0 million. The net unrealized losses associated with these derivative financial instruments will be reclassified to contract drilling expense. During the three-month and nine-month periods ended September 30, 2013 and 2012, we did not reclassify any amounts from AOCGL due to the probability of an underlying forecasted transaction not occurring.

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. At September 30, 2013 and December 31, 2012, our largest customer in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government) accounted for $120.4 million and $116.4 million, or 28% and 24%, respectively, of our total consolidated gross accounts receivable balance. Our second largest customer in Brazil, OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company), or OGX, accounted for $80.3 million or 17% of our total consolidated gross accounts receivable balance at December 31, 2012. Our accounts receivable balance from OGX was fully reserved at September 30, 2013.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that company. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible and, historically, losses on our trade receivables have been infrequent occurrences.

During the third quarter of 2013, based on our assessment of the financial condition of two customers, OGX and Niko Resources Ltd., and our expectations regarding the probability of collection of amounts due to us, we recorded $22.6 million in bad debt expense, to reserve the outstanding receivable balances from these customers. All outstanding receivables from these two customers have been fully reserved at September 30, 2013. Our allowance for bad debts was $28.2 million and $5.5 million at September 30, 2013 and December 31, 2012, respectively. We have not recognized any revenue associated with these two customers in the third quarter of 2013. See Note 2.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at September 30, 2013 consisted of cash held in money market funds of $385.6 million, time deposits of $20.0 million and investments in U.S. Treasury securities of $800.0 million. Our Level 1 assets at December 31, 2012 consisted of cash held in money market funds of $284.9 million and investments in U.S. Treasury securities of $1,149.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at September 30, 2013 and December 31, 2012 consisted of nonrecurring measurements of certain rigs held for sale for which we recorded an impairment loss in 2012. The value of these rigs was determined using a present value technique which utilized unobservable inputs such as assumptions for estimated proceeds that may be received on disposition of each rig and estimated costs to sell. See Note 1.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the nine-month periods ended September 30, 2013 and 2012.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three-month and nine-month periods ended September 30, 2013 and 2012.

Assets and liabilities measured at fair value are summarized below:

	September 30, 2013
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$1,205,626	$—	$—	$1,205,626
FOREX contracts	—	3,272	—	3,272
Mortgage-backed securities	—	224	—	224

Total assets	$1,205,626	$3,496	$—	$1,209,122

Liabilities:
FOREX contracts	$—	$(4,304)	$—	$(4,304)

Nonrecurring fair value measurements:
Assets:
Assets held for sale	$—	$—	$3,900	$3,900

	December 31, 2012
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$1,434,751	$—	$—	$1,434,751
FOREX contracts	—	3,627	—	3,627
Mortgage-backed securities	—	301	—	301

Total assets	$1,434,751	$3,928	$—	$1,438,679

Liabilities:
FOREX contracts	$—	$(29)	$—	$(29)

Nonrecurring fair value measurements:
Assets:
Assets held for sale	$—	$—	$3,900	$3,900

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

We consider our long-term debt, including current maturities, to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our 5.70% Senior Notes due 2039, 5.875% Senior Notes due 2019, 4.875% Senior Notes due July 1, 2015, and 5.15% Senior Notes due September 1, 2014 was derived using a third-party pricing service at September 30, 2013 and December 31, 2012. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring around the report date. Fair values and related carrying values of our long-term debt instruments are shown below.

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Senior Notes	$268.1	$249.9	$275.5	$249.8
5.15% Senior Notes	260.0	249.9	269.0	249.9
5.70% Senior Notes	567.9	496.9	641.4	496.9
5.875% Senior Notes	587.1	499.5	617.1	499.5

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

7. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Drilling rigs and equipment	$7,295,964	$7,107,279
Construction work-in-progress	1,553,430	990,964
Land and buildings	65,362	64,296
Office equipment and other	64,891	60,239

Cost	8,979,647	8,222,778
Less: accumulated depreciation	(3,648,177)	(3,357,806)

Drilling and other property and equipment, net	$5,331,470	$4,864,972

Construction work-in-progress, including capitalized interest, at September 30, 2013 and December 31, 2012 is summarized as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Ultra-deepwater drillships	$834,476	$741,059
Ultra-deepwater semisubmersible:
Ocean GreatWhite	192,311	—
Deepwater semisubmersibles:
Ocean Onyx	299,886	167,403
Ocean Apex	226,757	82,502

Total construction work-in-progress	$1,553,430	$990,964

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

Personal Injury Claims. Our deductibles for marine liability insurance coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $10.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2013, our estimated liability for personal injury claims was $35.5 million, of which $8.1 million and $27.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2012, our estimated liability for personal injury claims was $36.1 million, of which $9.9 million and $26.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations

Ultra-Deepwater Floater Construction. In May 2013, we entered into an agreement with Hyundai Heavy Industries, Co., Ltd., or Hyundai, for the construction of a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig. The Ocean GreatWhite is under construction in South Korea at an estimated cost of $755 million, including capital spares, commissioning and shipyard supervision. The contracted price to Hyundai totaling $628.5 million is payable in two installments, of which the first installment of $188.6 million has been paid. The final installment of $439.9 million is due upon delivery of the rig, which is expected to occur in the first quarter of 2016.

Drillship Construction. We are financially obligated under four separate turnkey construction contracts with Hyundai for the construction of four ultra-deepwater drillships. We expect the aggregate cost of the construction of our drillships, including commissioning, capital spares and project management costs, to be approximately $2.6 billion. The contracted price of each drillship is payable to Hyundai in two installments, with final payment due on delivery of each drillship. We have paid the first installment for each of the four drillships, aggregating $647.6 million. The Ocean BlackHawk and Ocean BlackHornet are expected to be delivered in the fourth quarter of 2013 and in the first quarter of 2014, respectively, and, at those times, the second installment of approximately $394 million will be payable to Hyundai for each rig. The Ocean BlackRhino and Ocean BlackLion are expected to be delivered in the second and fourth quarters of 2014, respectively, at which times approximately $395 million will be payable to Hyundai for each rig.

Ocean Onyx Construction. We are obligated under a vessel modification agreement with Keppel AmFELS, L.L.C., or Keppel, for the construction of the Ocean Onyx, a moored semisubmersible deepwater rig, which is expected to be delivered in the fourth quarter of 2013. We estimate the aggregate cost for the construction of the Ocean Onyx to be approximately $335.0 million, including commissioning, capital spares and project management costs. The contracted price due to Keppel is payable in 11 installments based on the occurrence of certain events as detailed in the vessel modification agreement. To date, we have paid the first nine installments, of which $58.4 million and $65.7 million was paid in 2013 and 2012, respectively. The balance payable to Keppel under the construction agreement of $21.9 million is payable in the fourth quarter of 2013.

Ocean Apex Construction. We are obligated under a vessel modification agreement with Jurong Shipyard Pte Ltd, or Jurong, for the construction of the Ocean Apex, a moored semisubmersible deepwater rig, which is expected to be delivered in the third quarter of 2014 at an aggregate cost of approximately $370.0 million, including commissioning, capital spares and project management costs. The contracted price due to Jurong is payable in 12 installments based on the occurrence of certain events as detailed in the vessel modification agreement. We have paid the first five installments, of which $33.8 million and $27.0 million was paid in 2013 and 2012, respectively. The remaining $74.3 million in aggregate milestone payments are payable to Jurong during the remainder of 2013 and in 2014 as construction milestones are met.

Ocean Patriot Enhancements. In February 2013, we entered into a vessel modification agreement with Keppel FELS Limited, or Keppel Singapore, for enhancements to the Ocean Patriot that will enable the rig to work in the North Sea. We estimate the cost of the enhancement project to be approximately $120.0 million, including shipyard costs, owner-furnished equipment and labor, commissioning and capital spares. Construction work is expected to begin in Singapore in the fourth quarter of 2013 and to be completed in the second quarter of 2014. The contracted price due Keppel Singapore is approximately $29.0 million, payable in seven installments based on the occurrence of certain events as detailed in the vessel modification agreement. We paid the first two installments due to Keppel Singapore aggregating $10.1 million in 2013. The remaining $18.8 million in aggregate milestone payments are payable to Keppel Singapore during the remainder of 2013 and in 2014 as construction milestones are met.

At September 30, 2013 and December 31, 2012, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Letters of Credit and Other. We were contingently liable as of September 30, 2013 in the amount of $70.2 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements relating to approximately $58.2 million of performance, supersedeas and customs bonds can require collateral at any time. As of September 30, 2013, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

9. Accumulated Other Comprehensive Gain (Loss)

The components of our AOCGL and related changes thereto are as follows:

	Unrealized Gain (Loss) on
	FOREX Contracts	Marketable Securities	Total AOCGL
	(In thousands)
Balance at January 1, 2013	$2,350	$146	$2,496
Change in other comprehensive gain (loss) before reclassifications, after tax of $2,638 and $6	(4,901)	7	(4,894)
Reclassification adjustments for items included in Net Income, after tax of $(1,033) and $19	1,918	(146)	1,772

Balance at September 30, 2013	$(633)	$7	$(626)

The following table presents the line items in our Consolidated Statements of Operations affected by reclassification adjustments out of AOCGL.

Major Category of AOCGL	Three Months Ended	Nine Months Ended	Consolidated Statements of Operations Line Items
	September 30, 2013
	(In thousands)
Unrealized (gain) loss on FOREX contracts	$5,572	$2,951	Contract drilling, excluding depreciation
	(1,950)	(1,033)	Income tax expense

	$3,622	$1,918	Net of tax

Unrealized (gain) loss on marketable securities	$(15)	$(165)	Other, net
	1	19	Income tax expense

	$(14)	$(146)	Net of tax

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

Revenues from contract drilling services by equipment type are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Floaters:
Ultra-Deepwater	$195,215	$195,574	$617,673	$673,233
Deepwater	147,333	163,816	495,858	452,384
Mid-Water	297,368	319,491	891,449	948,548

Total Floaters	639,916	678,881	2,004,980	2,074,165
Jack-ups	50,825	35,146	130,632	121,278

Total contract drilling revenues	690,741	714,027	2,135,612	2,195,443
Revenues related to reimbursable expenses	15,424	15,114	58,312	40,528

Total revenues	$706,165	$729,141	$2,193,924	$2,235,971

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2013, our actively-marketed drilling rigs were en route to or located offshore 13 countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
United States	$69,627	$49,443	$253,654	$146,009
International:
South America	311,708	360,617	896,029	1,084,210
Europe/Africa/Mediterranean	185,335	162,324	559,290	484,229
Australia/Asia	88,054	111,850	333,728	379,240
Mexico	51,441	44,907	151,223	142,283

Total revenues	$706,165	$729,141	$2,193,924	$2,235,971

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

Mexico Tax Jurisdiction. The tax authorities in Mexico previously audited our income tax returns for the years 2004 and 2006 and had issued assessments for tax years 2004 and 2006 of approximately $22.9 million and $24.4 million, respectively, including interest and penalties, which we had appealed. In 2013 the Mexican tax authorities initiated a tax amnesty program whereby income tax assessments, including penalties and interest, could be partially or completely waived. Under the tax amnesty we were able to settle our tax liabilities for the years 2004 and 2006 for a net cash cost of $3.7 million. As a result of increases in uncertain tax positions for later years, we recorded an additional $13.2 million of expense, including $5.0 million of interest and $2.7 million of penalties.

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

We are a leader in offshore drilling, providing contract drilling services to the energy industry around the globe with a total fleet of 45 offshore drilling rigs, including seven rigs under construction. Our fleet consists of 33 semisubmersibles, three of which are under construction and an additional three of which are held for sale, seven jack-ups, one of which is held for sale, and five dynamically positioned drillships, four of which are under construction.

Several of our construction projects are nearing completion, and we expect delivery of our first new drillship, the Ocean BlackHawk, and the deepwater floater Ocean Onyx in the final quarter of 2013. During 2014, we expect delivery of our remaining three drillships, the Ocean BlackHornet, the Ocean BlackRhino and the Ocean BlackLion in the first, second and fourth quarters, respectively, and the deepwater floater Ocean Apex in the third quarter of the year. Our most recently announced project, construction of the Ocean GreatWhite, an ultra-deepwater harsh environment semisubmersible rig, is underway and is expected to be completed in the first quarter of 2016. The Ocean Onyx, Ocean BlackHawk and Ocean BlackHornet are expected to be operating under contracts in the GOM in the first, second and third quarters of 2014, respectively. The Ocean Apex has recently received a letter of intent, or LOI, for a two-well program, plus one-well option, in the Southeast Asia market beginning in the third quarter of 2014. The LOI is subject to customary conditions, including execution of a definitive agreement. The Ocean GreatWhite is contracted for future operations offshore the coast of southern Australia commencing in the second half of 2016. The Ocean BlackRhino and Ocean BlackLion are not yet contracted.

Construction work pursuant to the North Sea rig enhancement project for the Ocean Patriot is expected to commence in the final quarter of 2013 in Singapore. Upon completion, the rig will then mobilize to the United Kingdom, or U.K., sector of the North Sea, for a contract commencing in the second quarter of 2014.

Market Overview

Floater Markets

Ultra-Deepwater and Deepwater Floaters. The ultra-deepwater and deepwater floater markets are generally firm. Regionally, the Golden Triangle, defined by the offshore drilling industry as the offshore basins of West Africa, Brazil and the Gulf of Mexico, continues to be an area of significant ultra-deepwater and deepwater activity. Demand currently remains strong for ultra-deepwater rigs offshore West Africa, primarily in Angola and Nigeria, where discoveries in the pre-salt formations have led to increased interest in the region. On the Outer Continental Shelf of the United States, or U.S., Gulf of Mexico, or GOM, drilling activity has surpassed pre-Macondo levels, and industry analysts predict that the market will remain strong in the near term, particularly in the ultra-deepwater market. Demand for ultra-deepwater and deepwater rigs offshore Brazil currently remains strong.

However, we believe that the offshore drilling industry will be challenged in the future by expected newbuild rig deliveries, which are expected to increase competition and could result in downward pressure on dayrates if demand does not remain balanced with expected supply. Since 2010, the outlook for the ultra-deepwater and deepwater markets has led to a significant number of orders for newbuild floaters by established drilling contractors as well as new entrants to the industry. As of the date of this report, the total number of announced newbuild floaters exceeds 100 rigs, including an estimated 28 rigs potentially to be built on behalf of Petróleo Brasileiro S.A. Excluding these customer-ordered rigs, 38 of the 62 newbuilds scheduled for delivery in 2014 through 2016 are not yet contracted for future work, including two of our four rigs expected to be delivered in 2014.

In addition, we believe that the offshore drilling industry will continue to be challenged by growing regulatory demands and more complex customer specifications, which could disadvantage the marketability of some lower specification rigs. Customer requirements in certain markets could result in the migration of some ultra-deepwater rigs to work in deepwater, and likewise, some deepwater rigs to displace mid-water units.

Mid-Water Floaters. Strength in the mid-water market varies significantly by region, but overall remains balanced. In both the U.K. and Norway sectors of the North Sea, the mid-water market continues to be quite strong. Increasing operator interest in frontier markets across Southeast Asia and South America, including Myanmar, Peru, Nicaragua, Trinidad and Tobago, and Colombia indicates possible future strengthening in those regions. In the GOM, demand for mid-water units is limited, while in Brazil, demand is moderating.

Jack-up Market

We are a small participant in the jack-up market and have a limited view of overall market conditions. We have four jack-up rigs working under long-term contracts in the Mexican waters of the Gulf of Mexico, where contract renewals indicate strong demand. Our sole marketed jack-up rig in the U.S. Gulf of Mexico works well-to-well for smaller operators under short-term commitments.

See “– Contract Drilling Backlog” for future commitments of our rigs during the remainder of 2013 through 2019.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of October 23, 2013, February 1, 2013 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2012), and October 17, 2012 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

Our contract drilling backlog, as of October 23, 2013, was $7.4 billion and no longer includes an aggregate approximately $531.0 million in previously reported contracted backlog, for the fourth quarter of 2013 through 2016, associated with certain contracts for four of our rigs due to uncertainty associated with realizing this backlog.

Contract drilling backlog for our mid-water and ultra-deepwater floaters no longer includes approximately $47.0 million and $434.0 million of previously reported backlog attributable to future work for the Ocean Lexington and the Ocean Monarch, respectively, for Niko Resources Ltd., or Niko. As of the date of this report, $0.7 million and $34.2 million owed to us at September 30, 2013 by Niko in respect of the Ocean Lexington and the Ocean Monarch, respectively, was past due and has been fully reserved. We have notified Niko that it is delinquent in its payment obligations under the contract for the Ocean Monarch. We are in discussions with Niko regarding payment and their obligations under the contracts for these rigs. The Ocean Lexington is currently working in Trinidad for a consortium of companies, including Niko. Expected utilization of the rig by Niko over the term of this agreement has been excluded from contracted backlog as of October 23, 2013. The Ocean Monarch is currently idle while we attempt to negotiate a repayment plan for amounts owed to us and determine Niko’s future commitment to the rig, which may include subletting to another customer or termination to allow newly contracted work for another customer. We do not believe that it is likely that the Ocean Monarch would be back on dayrate before the second quarter of 2014 due to the amount of customer lead time typically required for rigs with these specifications.

Contract drilling backlog for our mid-water and deepwater floaters no longer includes approximately $22.0 million and $28.0 million in previously reported backlog for the Ocean Quest and the Ocean Star, respectively. As of the date of this report, $57.9 million owed to us at September 30, 2013 by OGX Petróleo e Gás Ltda., or OGX, was past due. The Ocean Quest contract has been terminated, and the rig has been released and is mobilizing to Singapore. The Ocean Star has been sublet to another customer for the remaining duration of the existing contract with OGX for this rig. See “—Results of Operations— Overview—Revenue Not Recognized and Bad Debt Expense.”

	October 23, 2013	February 1, 2013	October 17, 2012
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)	$4,306,000	$4,422,000	$4,660,000
Deepwater(2)	862,000	1,229,000	1,373,000
Mid-Water (3)	1,997,000	2,649,000	2,510,000

Total Floaters	7,165,000	8,300,000	8,543,000
Jack-ups	188,000	272,000	203,000

Total	$7,353,000	$8,572,000	$8,746,000

(1)	Contract drilling backlog as of October 23, 2013 for our ultra-deepwater floaters includes (i) $928.0 million attributable to our contracted operations offshore Brazil for the years 2013 to 2015, (ii) $1.8 billion attributable to future work for two of our drillships under construction for the years 2014 to 2019 and (iii) $641.0 million attributable to future work for our ultra-deepwater semisubmersible rig under construction for the years 2016 to 2019.
(2)	Contract drilling backlog as of October 23, 2013 for our deepwater floaters includes (i) $370.0 million attributable to our contracted operations offshore Brazil for the years 2013 to 2016 and (ii) $179.0 million for the years 2014 to 2015 attributable to future work for the Ocean Onyx, which is under construction.
(3)	Contract drilling backlog as of October 23, 2013 for our mid-water floaters includes $519.0 million attributable to our contracted operations offshore Brazil for the years 2013 to 2015.

The following table reflects the amount of our contract drilling backlog by year as of October 23, 2013.

	For the Years Ending December 31,
	Total	2013 (1)	2014	2015	2016 - 2019
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)	$4,306,000	$223,000	$942,000	$1,208,000	$1,933,000
Deepwater(3)	862,000	121,000	455,000	224,000	62,000
Mid-Water (4)	1,997,000	296,000	974,000	471,000	256,000

Total Floaters	7,165,000	640,000	2,371,000	1,903,000	2,251,000
Jack-ups	188,000	45,000	73,000	48,000	22,000

Total	$7,353,000	$685,000	$2,444,000	$1,951,000	$2,273,000

(1)	Represents a three-month period beginning October 1, 2013.
(2)	Contract drilling backlog as of October 23, 2013 for our ultra-deepwater floaters includes (i) $131.0 million, $473.0 million and $324.0 million for the years 2013 to 2015, respectively, attributable to our contracted operations offshore Brazil, (ii) $189.0 million and $361.0 million for the years 2014 and 2015, respectively, and $1.3 billion in the aggregate for the years 2016 to 2019, attributable to future work for two of our drillships under construction and (iii) $641.0 million in the aggregate for the years 2016 to 2019 attributable to future work for our ultra-deepwater semisubmersible rig under construction.
(3)	Contract drilling backlog as of October 23, 2013 for our deepwater floaters includes (i) $59.0 million, $115.0 million, $134.0 million and $62.0 million for the years 2013 to 2016, respectively, attributable to our contracted operations offshore Brazil and (ii) $157.0 million and $22.0 million for the years 2013 and 2014, respectively, attributable to future work for the Ocean Onyx, which is under construction.

(4)	Contract drilling backlog as of October 23, 2013 for our mid-water floaters includes $98.0 million, $342.0 million and $79.0 million for the years 2013 to 2015, respectively, attributable to our contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of October 23, 2013. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHawk, Ocean Onyx, Ocean BlackHornet, Ocean Apex, Ocean BlackRhino, Ocean BlackLion and the Ocean GreatWhite, all of which are under construction.

	For the Years Ending December 31,
	2013 (1)	2014	2015	2016 - 2019
Rig Days Committed (2)
Floaters:
Ultra-Deepwater	88%	83%	62%	20%
Deepwater	96%	54%	22%	2%
Mid-Water	78%	56%	23%	3%
All Floaters	83%	64%	35%	8%
Jack-ups	76%	41%	20%	2%

(1)	Represents a three-month period beginning October 1, 2013.
(2)	As of October 23, 2013, includes approximately 453, 1,507, 15 and 61 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days for the remainder of 2013, and for the years 2014, 2015 and 2016, respectively.

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

In addition, operating income may also be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require shipyard time, except for rigs, generally older than 15 years, that are located in the U.K. and Norwegian sectors of the North Sea.

During the final quarter of 2013, four of our rigs are expected to complete or undergo 5-year surveys. We expect these rigs to be out of service for an estimated 234 days in the aggregate to complete the inspections and any shipyard projects scheduled concurrently with the surveys. We also expect to spend an additional approximately 198 days during the remainder of 2013 for the mobilization of rigs, contract acceptance testing and extended maintenance projects, excluding days associated with commissioning and contract preparation work for the Ocean BlackHawk and Ocean Onyx, which are under construction. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. During the remainder of 2013, we expect to capitalize interest on qualifying expenditures related to the construction of our four new drillships, the Ocean Onyx, the Ocean Apex and the Ocean GreatWhite. We will continue to capitalize interest pursuant to these projects until such time, after the delivery of each rig, that activities related to making each respective vessel ready for service are no longer ongoing.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to these policies during the nine months ended September 30, 2013.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	596	549	1,794	1,818
Deepwater	357	437	1,230	1,214
Mid-Water	1,037	1,215	3,136	3,481
Jack-ups (2)	542	358	1,459	1,298
UTILIZATION (3)
Floaters:
Ultra-Deepwater	81%	75%	82%	83%
Deepwater	78%	95%	90%	89%
Mid-Water	63%	71%	64%	67%
Jack-ups (4)	84%	56%	76%	49%
AVERAGE DAILY REVENUE (5)
Floaters:
Ultra-Deepwater	$325,600	$354,100	$341,900	$357,400
Deepwater	413,300	372,800	403,200	367,800
Mid-Water	281,900	258,100	271,600	262,100
Jack-ups	93,100	97,800	89,100	92,100

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Revenue earning days for the nine months ended September 30, 2012 included approximately 87 days earned by certain of our jack-up rigs during the period prior to being sold in the first half of 2012.
(3)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).
(4)	Utilization for our jack-up rigs would have been 63% for the nine months ended September 30, 2012, excluding revenue earning days and total calendar days associated with rigs that we sold in the first half of 2012.
(5)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$195,215	$195,574	$617,673	$673,233
Deepwater	147,333	163,816	495,858	452,384
Mid-Water	297,368	319,491	891,449	948,548

Total Floaters	639,916	678,881	2,004,980	2,074,165
Jack-ups	50,825	35,146	130,632	121,278

Total Contract Drilling Revenue	$690,741	$714,027	$2,135,612	$2,195,443

Revenues Related to Reimbursable Expenses	$15,424	$15,114	$58,312	$40,528
CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$139,689	$132,705	$403,612	$409,753
Deepwater	74,609	58,029	191,171	185,404
Mid-Water	165,518	135,935	448,417	459,227

Total Floaters	379,816	326,669	1,043,200	1,054,384
Jack-ups	28,685	24,245	85,729	84,928
Other	10,987	6,367	34,689	20,323

Total Contract Drilling Expense	$419,488	$357,281	$1,163,618	$1,159,635

Reimbursable Expenses	$14,904	$14,563	$56,998	$39,351
OPERATING INCOME
Floaters:
Ultra-Deepwater	$55,526	$62,869	$214,061	$263,480
Deepwater	72,724	105,787	304,687	266,980
Mid-Water	131,850	183,556	443,032	489,321

Total Floaters	260,100	352,212	961,780	1,019,781
Jack-ups	22,140	10,901	44,903	36,350
Other	(10,987)	(6,367)	(34,689)	(20,323)
Reimbursable expenses, net	520	551	1,314	1,177
Depreciation	(97,143)	(99,207)	(291,107)	(300,069)
General and administrative expense	(15,240)	(13,476)	(48,490)	(49,803)
Bad debt (expense) recovery	(22,563)	—	(22,563)	1,018
Gain on disposition of assets	525	208	2,789	79,285

Total Operating Income	$137,352	$244,822	$613,937	$767,416

Other income (expense):
Interest income	136	773	1,024	4,052
Interest expense	(1,693)	(8,720)	(17,713)	(36,780)
Foreign currency transaction loss	(4,556)	(1,860)	(3,949)	(881)
Other, net	326	(168)	746	(767)

Income before income tax expense	131,565	234,847	594,045	733,040
Income tax expense	(36,817)	(56,661)	(137,974)	(168,224)

NET INCOME	$94,748	$178,186	$456,071	$564,816

The following is a summary as of the date of this report of the most significant transfers of our rigs during 2013 and 2012 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters:
Ocean Monarch	Ultra-Deepwater	Vietnam to Singapore (shipyard survey)	August 2012
Ocean Confidence	Ultra-Deepwater	Congo to Angola	January 2013
Ocean America	Deepwater	Australia to Singapore (shipyard survey)	July 2013
Ocean Guardian	Mid-Water	Falkland Islands to U.K.	January 2012
Ocean Saratoga	Mid-Water	GOM to Guyana	January 2012
Ocean Saratoga	Mid-Water	Guyana to GOM	May 2012
Ocean Whittington	Mid-Water	Brazil to GOM (a)	May 2012
Ocean Apex	Mid-Water	Singapore shipyard (b )	September 2012
Ocean Ambassador	Mid-Water	Brazil to GOM	October 2012
Ocean Lexington	Mid-Water	Brazil to Trinidad	March 2013
Ocean Patriot	Mid-Water	Vietnam to Philippines	May 2013
Ocean Saratoga	Mid-Water	GOM to Nicaragua	August 2013
Jack-ups:
Ocean Columbia	Jack-up	Sold	March 2012
Ocean Heritage	Jack-up	Sold	April 2012
Ocean Drake	Jack-up	Sold (cold stacked June 2009)	May 2012
Ocean Champion	Jack-up	Sold (cold stacked June 2009)	May 2012
Ocean Crusader	Jack-up	Sold (cold stacked June 2009)	May 2012
Ocean Sovereign	Jack-up	Sold (cold stacked October 2011)	June 2012
Ocean Spur	Jack-up	Egypt to Ecuador; two year bareboat charter	August 2012
Ocean King	Jack-up	Montenegro to GOM	December 2012

(a)	Rig held for sale at December 31, 2012.
(b)	Rig formerly operated as the Ocean Bounty and was cold stacked in July 2009. Rig has been used in the construction of a deepwater floater in Singapore.

Overview

Revenue Not Recognized and Bad Debt Expense

During the third quarter of 2013, based on our assessment of the financial condition of two of our customers, Niko and OGX, and our current expectations regarding the probability of collection of amounts due to us from them, we recorded $22.6 million in bad debt expense to fully reserve all outstanding receivables they owed us at June 30, 2013. In addition, during the third quarter of 2013, a total of four of our rigs were contracted to Niko and OGX, working an aggregate 213 revenue earning days during the period. In accordance with GAAP, we did not recognize revenue associated with these revenue earning days due to our assessment that collection of the amounts due was not reasonably assured, resulting in the “unrecognized revenue.”

The following table sets forth the number of revenue earning days, unrecognized revenue and the incremental effect on our historical results of operations for the comparative three and nine-month periods ended September 30, 2013 and 2012 associated with the four rigs contracted to Niko and OGX during the third quarter of 2013 discussed above:

	Revenue Earning Days (a)	Unrecognized Revenue (b)	(Unfavorable) Favorable Effect on Revenue For The Periods Ended September 30, 2013 and 2012 (c)
Rig-Type	Three Months Ended September 30, 2013		Three Months	Nine Months
	(In millions, except number of days)
Ultra-Deepwater Floater	88	$(32.8)	$(13.2)	$(24.6)
Deepwater Floater	31	(9.3)	(8.7)	22.5
Mid-water Floaters	94	(26.1)	(26.5)	(83.1)

	213	$(68.2)	$(48.4)	$(85.2)

(a)	Represents revenue earning days, defined as a 24-hour period during which a rig earns a dayrate after commencement of operations, attributable to our four rigs under contract to Niko and OGX during the three months ended September 30, 2013.
(b)	Represents contract drilling revenue earned by the four rigs under contract to Niko and OGX during the three months ended September 30, 2013, which was not recognized in accordance with revenue recognition principles under GAAP. Amounts exclude an aggregate $1.6 million in reimbursable revenue associated with the Niko and OGX contracts for the three months ended September 30, 2013, which was not recognized. See “—Contract Drilling Backlog.”
(c)	Represents the change in contract drilling revenue for the three and nine month periods ended September 30, 2013 and 2012 attributable to the Ocean Monarch, Ocean Star, Ocean Lexington and Ocean Quest.

Three Months Ended September 30, 2013 and 2012

Operating Income. Operating income decreased $107.5 million, or 44%, during the third quarter of 2013, compared to the same period of 2012, due to the combined impact of a $23.3 million, or 3%, reduction in contract drilling revenue, a $62.2 million, or 17%, increase in contract drilling expense and $22.6 million in bad debt expense recognized during the third quarter of 2013.

Contract drilling revenue for our combined floater fleet decreased $39.0 million, primarily due to an aggregate 211 fewer revenue earnings days during the current year quarter, combined with the effect of a reduction in average dayrate earned by our ultra-deepwater floaters. The decrease in average daily revenue for our ultra-deepwater floaters was primarily the result of unrecognized revenue for the Ocean Monarch during the third quarter of 2013. The reduction in contract drilling revenue for our floater fleet was partially offset by $15.7 million in incremental revenue earned by our jack-up fleet during the third quarter of 2013, compared to the same period in 2012. Contract drilling expense for our rig fleet as a whole increased $62.2 million during the third quarter of 2013, compared to the same quarter of the prior year, reflecting $21.3 million in higher labor and personnel-related costs, primarily as a result of a rig-based salary increase beginning in the third quarter of 2013 and costs associated with crewing up our newbuild rigs, higher rig repair and maintenance costs of $23.1 million and higher recognized rig mobilization costs of $11.1 million.

Interest Expense. Interest expense decreased $7.0 million during the third quarter of 2013, compared to the same period in 2012, primarily due to a $10.1 million increase in interest capitalized on eligible construction projects during the third quarter of 2013, partially offset by incremental interest expense of $3.1 million associated with changes in uncertain tax positions.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2013 was 28.0%, compared to a 24.1% effective tax rate for the three months ended September 30, 2012. The effective tax rate in the 2013 period was higher than in the same period of 2012 primarily due to the mix of our domestic and international pre-tax earnings and losses which included the tax impact of bad debt expense and unrecorded revenue associated with the risk of uncollectability of amounts owed to us by Niko and OGX.

Nine Months Ended September 30, 2013 and 2012

Operating Income. Operating income decreased $153.5 million, or 20%, in the first nine months 2013, compared to the same period of 2012, primarily due to a $59.8 million, or 3%, reduction in contract drilling revenue earned, recognition of $22.6 million in bad debt expense and the absence of an aggregate $79.1 million gain on the sale of six of our jack-up rigs recognized in the first nine months of 2012. These negative factors affecting operating income were partially offset by an $9.0 million reduction in depreciation expense during the 2013 period, primarily attributable to the jack-up rigs that were sold and four rigs that were cold stacked at the end of 2012.

Contract drilling revenue for our ultra-deepwater and mid-water fleets decreased a combined $112.7 million during the first nine months of 2013, compared to the prior year nine-month period, while revenue earned by our deepwater floaters and jack-up rigs increased an aggregate $52.8 million, comparing the same periods. Contract drilling expense for our entire rig fleet increased $4.0 million comparing the periods. Aggregate fleet-wide increases in labor and personnel-related costs ($28.7 million), repairs and maintenance ($18.2 million) and inspection costs ($5.5 million) were partially offset by decreased costs associated with the mobilization of rigs ($32.9 millions), freight ($8.9 million) and other rig operating costs ($6.6 million).

Interest Expense. Interest expense decreased $19.1 million during the nine-month period ended September 30, 2013, compared to the same period in 2012, primarily due to a $27.5 million increase in interest capitalized on eligible construction projects during 2013 partially offset by an $8.4 million increase in interest expense during the period, primarily related to an additional $6.3 million in interest expense associated with uncertain tax positions in the Mexico tax jurisdiction.

Income Tax Expense. Our effective tax rate for the nine months ended September 30, 2013 was 23.2%, compared to a 23.0% effective tax rate for the nine months ended September 30, 2012. The slightly higher effective tax rate in the 2013 period was partially due to the mix of our domestic and international pre-tax earnings and losses which included the tax impact of bad debt expense and unrecorded revenue associated with the risk of uncollectability of amounts owed to us by Niko and OGX. Tax expense for the 2013 period also included $11.9 million of tax expense associated with settling the 2004 and 2006 tax years in Mexico under an amnesty program which was partially offset by the reversal of $2.8 million of tax expense associated with the expiration of the statute of limitations in Mexico for the 2007 tax year. Additionally, the 2013 period included a $27.5 million reduction in tax expense resulting from the American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013. However, the effective tax rate for the nine months ended September 30, 2012 was favorably impacted by the sale of two jack-up rigs at a zero tax rate during the 2012 period.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended September 30, 2013 and 2012

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters remained relatively stable in the third quarter of 2013, compared to the prior year quarter, as a result of a decline in average daily revenue earned ($17.0 million) during the current year quarter, partially offset by the favorable effect of 47 incremental revenue earning days ($16.6 million). Revenue earning days during the third quarter of 2013 increased primarily due to less unscheduled downtime (42 fewer days) and a reduction in planned downtime for shipyard projects (90 fewer days), partially offset by 88 days during which the Ocean Monarch worked for Niko and the associated revenue was not recognized. Contract drilling expense incurred by our ultra-deepwater floaters during the third quarter of 2013 increased $7.0 million, compared to the third quarter of 2012, reflecting higher labor and personnel-related costs ($6.5 million), as well as higher costs for rig repairs and maintenance ($1.9 million), mobilization ($1.1 million) and shorebase support ($1.1 million), partially offset by reduced inspection costs ($4.0 million), compared to the 2012 quarter.

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $16.5 million in the third quarter of 2013, compared to the same quarter in 2012, primarily due to 80 fewer revenue earning days ($30.0 million) in the current year quarter, partially offset by higher average daily revenue earned ($14.4 million). The reduction in revenue earning days was the result of incremental scheduled downtime for surveys and shipyard projects during the third quarter of 2013 (45 additional days), primarily due to planned downtime for the Ocean America’s 5-year survey, and 31 days in the third quarter of 2013 during which the Ocean Star worked for OGX and the associated revenue was not recognized. The increase in average daily revenue was primarily attributable to the Ocean Valiant currently working at a significantly higher dayrate than that earned during the third quarter of 2012.

Contract drilling expense incurred by our deepwater floaters increased $16.6 million during the third quarter of 2013, compared to the same quarter of 2012, primarily due to incremental costs associated with the survey for the Ocean America ($6.2 million) and higher labor ($3.2 million) and repair and maintenance ($5.6 million) costs.

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $22.1 million in the third quarter of 2013, compared to the same quarter in 2012, primarily a result of 178 fewer revenue earning days ($46.0 million), partially offset by higher average daily revenue earned ($24.7 million) during the current year quarter. The decline in revenue earning days reflects a net increase in planned downtime for mobilization and shipyard projects (64 additional days), the warm stacking of rigs between contracts (43 additional days), and 94 days in the third quarter of 2013 during which the Ocean Quest and Ocean Lexington worked for OGX and Niko, respectively, and the associated revenue was not recognized. The decrease in revenue earning days in the third quarter of 2013, compared to the third quarter of 2012, was partially offset by less unplanned downtime for repairs (23 fewer days). Average daily revenue increased during the third quarter of 2013, primarily as a result of a new contract for the Ocean General in Vietnam which commenced in June 2013 and a contract renewal for the Ocean Vanguard in July 2013, both of which are at significantly higher dayrates than those earned in the third quarter of 2012.

Contract drilling expense increased $29.6 million in the third quarter of 2013, compared to the prior year quarter, primarily due to incremental costs for the Ocean Nomad and Ocean Princess ($18.2 million), both of which were undergoing shipyard surveys in the 2013 quarter. Contract drilling expense for the other rigs in our mid-water fleet reflected higher labor, repair and maintenance costs and mobilization costs for the third quarter of 2013, compared to the same period in 2012.

Jack-ups. Contract drilling revenue and expense for our jack-up fleet increased $15.7 million and $4.4 million, respectively, in the third quarter of 2013, compared to the same period in 2012. Revenue increased in the current year quarter, primarily due to a 184-day increase in revenue earning days ($18.0 million). The increase in revenue earning days was primarily attributable to the near full utilization of the Ocean King and Ocean Spur during the third quarter of 2013, compared to the prior year quarter when the Ocean King was warm stacked in Montenegro and the Ocean Spur was mobilizing to its bareboat charter location in Ecuador. The Ocean King commenced operations under a short-term contract in the GOM in the second quarter of 2013. This increase was partially offset by a decline in average daily revenue ($2.6 million). Contract drilling expense increased as a result of $2.1 million of incremental costs for the Ocean King, as well as higher costs associated with labor, mobilization, repairs, and inspections for the remainder of our jack-up fleet during the third quarter of 2013, compared to the prior year quarter.

Nine Months Ended September 30, 2013 and 2012

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters decreased $55.6 million in the first nine months of 2013, compared to the same period in 2012, primarily due to lower average daily revenue earned ($27.9 million), 24 fewer revenue earning days ($8.7 million) and a $19.0 million reduction in amortized mobilization revenue. Average daily revenue decreased during the first nine months of 2013, compared to the first nine months of 2012, primarily due to a contract extension for the Ocean Rover, in the middle of the second quarter of 2012, at a significantly lower dayrate than previously earned. In addition, average daily revenue was further reduced by the effect of a decrease in the operating dayrate earned by the Ocean Clipper as a result of 23 additional revenue earning days during which reduced performance rates were earned, the assessment of equipment penalties against revenue and the absence of additional revenue associated with the rig working outside its normal operating zone during the 2013 period. Mobilization revenue decreased primarily due to the recognition of $16.2 million in amortized revenue associated with the Ocean Monarch’s mobilization to Vietnam and $4.0 million associated with the Ocean Rover’s demobilization from Indonesia to Malaysia during the first nine months of 2012. Contract drilling expense incurred by our ultra-deepwater floaters decreased $6.1 million during the first nine months of 2013, compared to the same period of 2012, primarily due to lower amortized mobilization costs ($16.8 million) and freight costs ($8.3 million), partially offset by higher labor costs ($18.8 million).

Deepwater Floaters. Revenue generated by our deepwater floaters increased $43.5 million during the first nine months of 2013, compared to the same period in 2012, as a result of higher average daily revenue earned ($43.5 million) and 16 incremental revenue earning days ($5.7 million), partially offset by lower amortized mobilization revenue ($5.8 million). Average daily revenue earned by our deepwater floaters during the first nine months of 2013 increased primarily due to the Ocean Valiant and Ocean Victory working at significantly higher dayrates than those earned during the first nine months of 2012. Contract drilling expense increased $5.8 million in the first nine months of 2013, compared to the same period in 2012, reflecting higher labor and other personnel-related costs ($8.2 million), shorebase support costs and overheads ($5.4 million), partially offset by lower costs associated with the mobilization of rigs ($6.7 million) and inspections ($1.9 million).

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $57.1 million during the first nine months of 2013, compared to the same period in 2012, primarily as a result of 345 fewer revenue earning days ($90.5 million), partially offset by the effect of higher average daily revenue earned ($29.9 million) and the incremental recognition of mobilization and contract preparation fees ($3.5 million) during the first nine months 2013. The decrease in revenue earning days was primarily due to an increase in planned downtime for shipyard inspections and projects (292 additional days), cold stacking the Ocean Whittington at the end of 2012 (273 additional days) and revenue generating days for the Ocean Quest and Ocean Lexington for which the associated revenue was not recognized (94 days), partially offset by fewer days related to the warm stacking of rigs between contracts (130 fewer days), mobilization of rigs (110 fewer days) and downtime for unscheduled repairs (74 fewer days). Average daily revenue increased primarily as a result of higher dayrates earned in the first nine months of 2013, compared to the same period in the prior year, primarily due to new contracts for the Ocean General in Vietnam and Ocean Nomad and a contract renewal for the Ocean Vanguard.

Contract drilling expense decreased $10.8 million during the first nine months of 2013, compared to the same period in 2012, primarily due to reduced costs for the Ocean Whittington and Ocean Ambassador ($40.2 million), as well as the absence of costs associated with the 2012 demobilization of the Ocean Guardian from the Falkland Islands ($14.3 million) and repair and maintenance activities after arriving in the U.K. ($8.9 million). The reduction in contract drilling expense during the first nine months of 2013, compared to the first nine months of 2012, was partially offset by higher costs for the remainder of our mid-water fleet, primarily for labor and other personnel-related costs ($5.9 million), repairs and maintenance ($22.1 million), inspections ($14.5 million), mobilization of rigs ($5.3 million) and other rig-related costs ($4.8 million).

Jack-ups. Contract drilling revenue and expense for our jack-up rigs increased $9.4 million and $0.8 million, respectively, in the first nine months of 2013, compared to the same period in 2012. The Ocean King, after having been warm stacked throughout 2012 in Montenegro and returning to the GOM in early 2013, commenced operations in the second quarter of 2013, contributing incremental revenue and contract drilling expense of $17.4 million and $9.2 million, respectively, during the first nine months of 2013. The increase in both contract drilling revenue and expense during the first nine months of 2013 was partially offset by the absence of $5.4 million in revenue and $7.2 million in costs for the first nine months of 2012 attributable to our six jack-up rigs that were sold in the first half of 2012. In addition, the Ocean Spur began operating under a two-year bareboat charter in the third quarter of 2012 at a lower rate than previously earned during the first nine months of 2012, reducing revenues by $3.1 million during the first nine months of 2013, compared to the prior year period.

Liquidity and Capital Resources

We have historically relied principally on our cash flows from operations and cash reserves to meet liquidity needs and fund our cash requirements. In addition, we currently have available a $750 million credit facility, or Credit Facility, to meet our short-term and long-term liquidity needs. See “– Credit Facility.” As of October 23, 2013, our contract drilling backlog was $7.4 billion, of which $0.7 billion is expected to be earned in the last quarter of 2013.

At September 30, 2013 and December 31, 2012, we had cash available for current operations as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Cash and equivalents	$438,794	$335,432
Marketable securities	800,204	1,150,158

Total cash available for current operations	$1,238,998	$1,485,590

A substantial portion of our cash flows has been and is expected to continue to be invested in the enhancement of our drilling fleet. We determine the amount of cash required to meet our capital commitments by evaluating our rig construction obligations, the need to upgrade rigs to meet specific customer requirements and our ongoing rig equipment enhancement/replacement programs.

Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, and, as a result of our intention to indefinitely reinvest the earnings of DOIL to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. We expect to utilize the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. However, due to the significant cash requirements of our capital expansion program in 2013 and 2014, we may also make use of our Credit Facility or the possible issuance of debt or equity securities, or a combination thereof, to finance our capital expenditures, working capital requirements and/or to maintain a certain level of operating cash reserves. In addition, we will make periodic assessments of our capital spending programs based on industry conditions and make adjustments thereto if required. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current market conditions and other factors beyond our control. See “— Contractual Cash Obligations — Rig Construction” and “—Credit Facility.”

We pay dividends at the discretion of our Board of Directors, or Board, and, in recent years, we have a history of paying both regular quarterly and special cash dividends. During the nine-month period ended September 30, 2013, we paid regular and special cash dividends totaling $52.1 million and $315.8 million, respectively. During the nine-month period ended September 30, 2012, we paid regular and special cash dividends totaling $52.1 million and $315.8 million, respectively. Our Board has adopted a policy to consider paying special cash dividends, in amounts to be determined, on a quarterly basis. Our Board may, in subsequent quarters, consider paying additional special cash dividends, in amounts to be determined. Any determination to declare a special cash dividend, as well as the amount of any special cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board considers relevant at that time.

On October 23, 2013, we declared a regular cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on December 2, 2013 to stockholders of record on November 5, 2013.

During the nine-month period ended September 30, 2013, our primary source of cash was an aggregate $857.9 million generated from operating activities and $350.4 million in proceeds, primarily from the maturity of marketable securities, net of purchases. Our primary uses of cash during the same period were $740.5 million towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program and $367.9 million for the payment of dividends.

During the nine-month period ended September 30, 2012, our primary source of cash was an aggregate $1,009.6 million generated from operating activities and $136.9 million of proceeds, primarily from the sale of six of our jack-up rigs. Our primary uses of cash during the same period were $514.7 million towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program, $277.5 million toward the purchase of marketable securities, net of sales, and $367.9 million for the payment of dividends.

Depending on market and other conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not repurchase any shares of our outstanding common stock during the years ended December 31, 2011 or 2012 or in the nine months ended September 30, 2013. In addition, Loews Corporation, or Loews, has informed us that, depending on market and other conditions, it may, from time to time, purchase shares of our common stock in the open market or otherwise. Loews did not purchase any shares of our outstanding common stock during the years ended December 31, 2011 or 2012 or in the nine months ended September 30, 2013.

Cash Flow, Capital Expenditures and Contractual Obligations

Our cash flow from operations and capital expenditures for the nine-month periods ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flow from operations	$857,900	$1,009,598
Capital expenditures:
Drillship construction	$94,702	$206,090
Construction of deepwater floaters	308,518	113,829
Construction of ultra-deepwater floater	192,311	—
Ocean Patriot enhancement project	12,947	—
Rig equipment and replacement programs	131,982	194,753

Total capital expenditures	$740,460	$514,672

Cash Flow

Cash flow from operations decreased approximately $151.7 million during the first nine months of 2013, compared to the first nine months of 2012, primarily due to a $109.9 million decrease in cash receipts from contract drilling services, higher cash payments related to contract drilling expenses of $40.9 million and higher cash income taxes paid, net of refunds, of $0.9 million.

Capital Expenditures

As of the date of this report, we expect our capital spending in the final quarter of 2013 to be approximately $730 million in the aggregate, including the final installments due under our shipyard contracts for the Ocean BlackHawk and Ocean Onyx. We are in the process of compiling our capital expenditure budget for 2014 and have not yet finalized our spending plan for the year; however, we do expect to spend approximately $1.5 billion towards our current rig construction projects. See “— Contractual Cash Obligations — Rig Construction.”

Contractual Cash Obligations—Rig Construction

In May 2013, we entered into an agreement with Hyundai Heavy Industries, Co., Ltd., or Hyundai, for the construction of a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig. The Ocean GreatWhite is under construction in South Korea at an estimated cost of $755 million, including capital spares, commissioning and shipyard supervision. The contracted price to Hyundai totaling $628.5 million is payable in two installments, of which the first installment has been paid. In addition, we are financially obligated under other agreements with several shipyards in connection with the construction of four ultra-deepwater drillships, the deepwater floater Ocean Onyx, the deepwater floater Ocean Apex and the Ocean Patriot North Sea enhancement project. See Note 8 “Commitments and Contingencies” to our Consolidated Financial Statements included in Item 1 of Part I of this report for further discussion of these projects.

We had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2013, except for those related to our direct rig operations, which arise during the normal course of business.

The following is a summary of our construction projects as of September 30, 2013, including estimated expenditures to be made during the fourth quarter of 2013 and in 2014:

			Actual Inception-to-Date		Estimated Expenditures
Project	Expected Delivery (1)	Total Project Cost (2)	Project Expenditures (3)	Capitalized Interest	Q4 2013 (4) (5) (6)	2014 (4) (6) (7)
	(In millions)
New Rig Construction:
Drillships:
Ocean BlackHawk	Q4 2013	$635	$209	$22	$426	$—
Ocean BlackHornet	Q1 2014	635	195	22	12	428
Ocean BlackRhino	Q2 2014	645	182	22	8	456
Ocean BlackLion	Q4 2014	655	170	14	3	436

		2,570	756	80	449	1,320
Ultra-Deepwater Floater
Ocean GreatWhite	Q1 2016	755	189	4	3	11
Deepwater Floaters:
Ocean Onyx	Q4 2013	335	286	13	56	—
Ocean Apex	Q3 2014	370	221	5	53	104

		$4,030	$1,452	$102	$561	$1,435
Ocean Patriot enhancement	Q2 2014	$120	$13	$—	$28	$79

(1)	Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.

(2)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs; amount does not include capitalized interest.
(3)	Excludes project-to-date capitalized interest.
(4)	Estimated expenditures for 2013 and 2014, including construction milestone payments, are based on current expected delivery dates for the rigs under construction, and exclude expected capitalized interest costs.
(5)	Includes $393.5 million payable to Hyundai and construction milestone payments aggregating $21.9 million payable to Keppel AmFELS, L.L.C. in connection with the construction of the Ocean Onyx.
(6)	Includes construction milestone payments aggregating $74.3 million payable to Jurong Shipyard Pte Ltd. in connection with the construction of the Ocean Apex and construction milestone payments aggregating $18.8 million payable to Keppel FELS Limited in connection with the Ocean Patriot enhancement project. Milestone payments are payable at various intervals during the construction project based on the occurrence of certain contractually defined milestone events.
(7)	Includes $393.5 million, $395.4 million and $395.1 million payable to Hyundai in the first, second and fourth quarter of 2014 upon delivery of the Ocean BlackHornet, Ocean BlackRhino and Ocean BlackLion, respectively.

Contractual Cash Obligations—Retirement of Senior Notes

Our 5.15% Senior Notes due September 1, 2014, or 5.15% Senior Notes, in the aggregate principal amount of $250.0 million, will mature on September 1, 2014.

Other Obligations

At September 30, 2013, we had foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $151.6 million outstanding. See further information regarding these contracts in “Quantitative and Qualitative Disclosures About Market Risk – Foreign Exchange Risk” in Item 3 of Part I of this report and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.

As of September 30, 2013, the total unrecognized tax benefits related to uncertain tax positions was $50.8 million. In addition, we have recorded a liability, as of September 30, 2013, for potential penalties and interest of $23.8 million and $12.1 million, respectively. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Credit Facility

We have available to us a syndicated 5-year revolving credit agreement, or Credit Facility, that provides for a $750 million senior unsecured revolving credit facility, for general corporate purposes, which matures on September 28, 2017. The entire amount of the facility is available for revolving loans. Up to $250 million of the facility is available for the issuance of performance or other standby letters of credit and up to $75 million is available for swingline loans. As of September 30, 2013, there were no loans or letters of credit outstanding under the Credit Facility.

Credit Ratings

Our current credit rating is A3 for Moody’s Investors Services and A- for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Other Commercial Commitments—Letters of Credit

We were contingently liable as of September 30, 2013 in the amount of $70.2 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements relating to approximately $58.2 million of performance, supersedeas and customs bonds can require collateral at any time. As of September 30, 2013, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2013	2014	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$1,600	$792	$808	$—
Performance bonds	68,030	1,000	19,318	47,712
Other	595	90	505	—

Total obligations	$70,225	$1,882	$20,631	$47,712

Off-Balance Sheet Arrangements

At September 30, 2013 and December 31, 2012, we had no off-balance sheet debt or other arrangements.

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

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	future market conditions and the effect of such conditions on our future results of operations;

•	future uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	future contractual obligations;

•	future operations outside the United States including, without limitation, our operations in Mexico, Egypt and Brazil;

•	effects of the Macondo well blowout;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows and contract backlog;

•	future regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects (including, without limitation, our four drillships under construction, our ultra-deepwater floater under construction, the Ocean Onyx and the Ocean Apex) and other capital projects (including, without limitation, the Ocean Patriot enhancements);

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects, other capital projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	assets held for sale;

•	asset impairment evaluations;

•	performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012;

•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including, for example, in oil-producing regions and locations where our rigs are operating or where we have rigs under construction;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity, including, without limitation, construction of new drilling rig capacity in Brazil;

•	market conditions in the offshore contract drilling industry, including, without limitation, dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and expropriation or nationalization of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, carbon emissions or energy use;

•	compliance with environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability, limits and adequacy of insurance;

•	invalidity of assumptions used in the design of our controls and procedures;

•	the results of financing efforts;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	risks resulting from our indebtedness;

•	public health threats;

•	negative publicity;

•	impairments of assets;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2013 and December 31, 2012, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2013 and December 31, 2012, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our long-term debt is denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $108.0 million and $131.4 million as of September 30, 2013 and December 31, 2012, respectively. A 100-basis point decrease would result in an increase in market value of $124.5 million and $151.1 million as of September 30, 2013 and December 31, 2012, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period. As of September 30, 2013, we had FOREX contracts outstanding in the aggregate notional amount of $151.6 million, consisting of $20.7 million in Australian dollars, $86.7 million in Brazilian reais, $20.5 million in British pounds sterling, $11.7 million in Mexican pesos and $12.0 million in Norwegian kroner. These contracts generally settle monthly through June 2014.

At September 30, 2013, we presented the fair value of our outstanding FOREX contracts as a current asset of $3.3 million in “Prepaid expenses and other current assets” and a current liability of $(4.3) million in “Accrued liabilities” in our Consolidated Balance Sheets. At December 31, 2012, we presented the fair value of our outstanding FOREX contracts as a current asset of $3.6 million in “Prepaid expenses and other current assets” and a current liability of $(29,137) in “Accrued liabilities” in our Consolidated Balance Sheets.

The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
	2013		2012		2013		2012
	(In thousands)
Interest rate:
Marketable securities	$800,200	(a)	$1,150,200	(a)	$(800	) (b)	$(2,200	) (b)
Foreign Exchange:
FOREX contracts – receivable positions	3,300	(c)	3,600	(c)	(17,400	) (d)	(21,600	) (d)
FOREX contracts – liability positions	(4,300	) (c)	(29	) (c)	(9,200	) (d)	(4,900	) (d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2013 and December 31, 2012.
(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2013 and December 31, 2012.
(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2013 and December 31, 2012.
(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at September 30, 2013 and December 31, 2012, with all other variables held constant.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date October 30, 2013	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 30, 2013		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

10.1*	Retirement Agreement and General Release between Diamond Offshore Management Company and Lawrence R. Dickerson dated September 23, 2013.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.
**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.