Form 10-Q
period 2014-03-31
DIAMOND OFFSHORE DRILLING INC
filed 2014-04-30
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 24, 2014 Common stock, $0.01 par value per share 137,139,887 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$420,140	$347,011
Marketable securities	1,175,135	1,750,053
Accounts receivable, net of allowance for bad debts	416,177	469,355
Prepaid expenses and other current assets	146,510	143,997
Assets held for sale	7,694	7,694

Total current assets	2,165,656	2,718,110
Drilling and other property and equipment, net of accumulated depreciation	5,954,496	5,467,227
Other assets	207,835	206,097

Total assets	$8,327,987	$8,391,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,924	$94,151
Accrued liabilities	383,121	370,671
Taxes payable	28,442	30,806
Current portion of long-term debt	249,973	249,954

Total current liabilities	754,460	745,582
Long-term debt	2,244,262	2,244,189
Deferred tax liability	531,988	525,541
Other liabilities	219,186	238,864

Total liabilities	3,749,896	3,754,176

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,952,248 shares issued and 137,170,137 shares outstanding at March 31, 2014; 143,952,248 shares issued and 139,035,448 shares outstanding at December 31, 2013)	1,440	1,440
Additional paid-in capital	1,990,137	1,988,720
Retained earnings	2,784,249	2,761,161
Accumulated other comprehensive gain (loss)	3,042	350
Treasury stock, at cost (6,782,111 and 4,916,800 shares of common stock at March 31, 2014 and December 31, 2013, respectively)	(200,777)	(114,413)

Total stockholders’ equity	4,578,091	4,637,258

Total liabilities and stockholders’ equity	$8,327,987	$8,391,434

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Contract drilling	$685,308	$699,973
Revenues related to reimbursable expenses	24,116	29,768

Total revenues	709,424	729,741

Operating expenses:
Contract drilling, excluding depreciation	369,790	375,094
Reimbursable expenses	23,666	29,289
Depreciation	107,011	96,821
General and administrative	22,827	16,815
Gain on disposition of assets	(147)	(2,004)

Total operating expenses	523,147	516,015

Operating income	186,277	213,726
Other income (expense):
Interest income	408	617
Interest expense	(18,155)	(8,069)
Foreign currency transaction gain (loss)	(1,178)	159
Other, net	327	(254)

Income before income tax expense	167,679	206,179
Income tax expense	(21,869)	(30,190)

Net income	$145,810	$175,989

Earnings per share, Basic and Diluted	$1.05	$1.27

Weighted-average shares outstanding:
Shares of common stock	138,469	139,032
Dilutive potential shares of common stock	4	49

Total weighted-average shares outstanding	138,473	139,081

Cash dividends declared per share of common stock	$0.875	$0.875

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$145,810	$175,989
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Unrealized holding gain	2,839	283
Reclassification adjustment for loss (gain) included in net income	(177)	(1,451)
Investments in marketable securities:
Unrealized holding (loss) gain	38	7
Reclassification adjustment for loss (gain) included in net income	(8)	(83)

Total other comprehensive gain (loss)	2,692	(1,244)

Comprehensive income	$148,502	$174,745

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$145,810	$175,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,011	96,821
Gain on disposition of assets	(147)	(2,004)
Gain on foreign currency forward exchange contracts	(511)	(2,435)
Deferred tax provision	4,997	9,994
Accretion of discounts on marketable securities	(144)	(326)
Stock-based compensation expense	1,417	788
Deferred income, net	1,384	(23,085)
Deferred expenses, net	(26,044)	5,600
Long-term employee remuneration programs	2,048	2,209
Other assets, noncurrent	(173)	(4,366)
Other liabilities, noncurrent	155	(1,612)
Proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	511	2,435
Bank deposits denominated in nonconvertible currencies	5,016	—
Other	572	463
Changes in operating assets and liabilities:
Accounts receivable	53,178	13,760
Prepaid expenses and other current assets	2,961	14,039
Accounts payable and accrued liabilities	10,176	6,925
Taxes payable	(5,202)	(19,089)

Net cash provided by operating activities	303,015	276,106

Investing activities:
Capital expenditures (including rig construction)	(595,314)	(183,719)
Proceeds from disposition of assets, net of disposal costs	173	2,230
Proceeds from sale and maturities of marketable securities	2,175,021	725,014
Purchases of marketable securities	(1,599,914)	(724,793)

Net cash used in investing activities	(20,034)	(181,268)

Financing activities:
Payment of dividends	(122,655)	(122,298)
Purchase of treasury stock	(86,364)	—
Other	(833)	137

Net cash used in financing activities	(209,852)	(122,161)

Net change in cash and cash equivalents	73,129	(27,323)
Cash and cash equivalents, beginning of period	347,011	335,432

Cash and cash equivalents, end of period	$420,140	$308,109

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-13926).

As of April 24, 2014, Loews Corporation owned 51.1 % of the outstanding shares of our common stock.

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

Cash and Cash Equivalents

We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. We had bank deposits denominated in Egyptian pounds totaling $8.5 million and $14.3 million at March 31, 2014 and December 31, 2013, respectively. However, the local currency is not readily convertible into U.S. dollars or other currencies at this time. While we believe that a portion of these amounts will be used to fund local obligations in Egyptian pounds in the short term, we have reported $7.7 million and $12.7 million as “Other assets” in our Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively.

The effect of exchange rate changes on cash balances held in foreign currencies was not material for each of the three-month periods ended March 31, 2014 and 2013.

Marketable Securities

We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gain (loss),” or AOCGL, until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense) – Other, net.” See Note 5.

Derivative Financial Instruments

Our derivative financial instruments consist of foreign currency forward exchange, or FOREX, contracts which we may designate as cash flow hedges. In accordance with GAAP, each derivative contract is stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for and is designated as an accounting hedge, the gains and losses are reflected in income in the same period as offsetting gains and losses on the qualifying hedged positions. Designated hedges are expected to be highly effective, and therefore, adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value are recorded as a component of AOCGL in our Consolidated Balance Sheets. The effective portion of the cash flow hedge will remain in AOCGL until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. We report such realized gains and losses as a component of “Contract drilling, excluding depreciation” expense in our Consolidated Statements of Operations to offset the impact of foreign currency fluctuations in our expenditures in local foreign currencies in the countries in which we operate. See Note 11.

Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value and realized gains or losses upon settlement of derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. See Notes 6 and 7.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the three months ended March 31, 2014 and the year ended December 31, 2013, we capitalized $84.5 million and $302.0 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $30 million per project.

Costs incurred for major rig upgrades and/or the construction of rigs are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade or newbuild is completed and the rig is ready for its intended use. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our results of operations as “Gain on disposition of assets.” Depreciation is recognized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives from the year the asset is placed in service. Drilling rigs and equipment are depreciated over their estimated useful lives ranging from three to 30 years.

Treasury Stock

We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the three months ended March 31, 2014, we repurchased 1,865,311 shares of common stock at a cost of $86.4 million.

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. See Note 8. A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2014	2013
Total interest cost, including amortization of debt issuance costs	$34,367	$23,905
Capitalized interest	(16,212)	(15,836)

Total interest expense as reported	$18,155	$8,069

Impairment of Long-Lived Assets

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as cold stacking a rig or excess spending over budget on a newbuild, construction project or major rig upgrade. At both March 31, 2014 and December 31, 2013, we had four cold-stacked rigs, of which one was reported as an “Asset held for sale” in our Consolidated Balance Sheets. We did not record any impairment with respect to our cold-stacked rigs for the three-month periods ended March 31, 2014 and 2013.

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the three-month periods ended March 31, 2014 and 2013, we recognized net foreign currency transaction gains (losses) of $(1.2) million and $0.2 million, respectively. See Note 6.

Revenue Recognition

We recognize revenue from dayrate drilling contracts as services are performed. In connection with such drilling contracts, we may receive fees (on either a lump-sum or dayrate basis) for the mobilization of equipment. We earn these fees as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each on a straight-line basis, over the term of the related drilling contracts (which is the period we estimate to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.

Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements. At times, we may be compensated by the customer for such work (on either a lump-sum or dayrate basis). These fees are generally earned as services are performed over the initial term of the related drilling contracts. We defer contract preparation fees received as well as direct and incremental costs associated with the contract preparation activities and amortize each, on a straight-line basis, over the term of the related drilling contracts (which we estimate to be benefited from the contract preparation activity).

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

2. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Trade receivables	$415,146	$473,013
Value added tax receivables	23,780	19,407
Amounts held in escrow	4,321	3,066
Related party receivables	451	587
Other	116	622

	443,814	496,695
Allowance for bad debts	(27,637)	(27,340)

Total	$416,177	$469,355

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Rig spare parts and supplies	$54,265	$52,439
Deferred mobilization costs	30,199	20,274
Prepaid insurance	5,884	12,503
Deferred tax assets	10,222	10,221
Prepaid taxes	34,202	42,058
FOREX contracts	4,628	1,562
Other	7,110	4,940

Total	$146,510	$143,997

Accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Rig operating expenses	$74,879	$87,307
Payroll and benefits	125,252	121,387
Deferred revenue	31,043	26,975
Accrued capital project/upgrade costs	85,266	86,274
Interest payable	47,748	28,324
Personal injury and other claims	8,411	9,687
FOREX contracts	6	1,143
Other	10,516	9,574

Total	$383,121	$370,671

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Accrued but unpaid capital expenditures at period end	$85,266	$72,193
Cash interest payments(1)	12,531	12,531
Cash income taxes paid, net of refunds:
U.S. federal	—	20,000
Foreign	24,416	17,700
State	(31)	—

(1)	Interest payments, net of amounts capitalized, were $8.1 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

3. Stock-Based Compensation

In March 2014, our Board of Directors adopted our Equity Incentive Compensation Plan, or Equity Plan, which amends and restates our Second Amended and Restated 2000 Stock Option Plan, or Stock Plan, and directed that the Equity Plan be submitted to our stockholders for approval at the 2014 annual stockholders meeting to be held on May 20, 2014. The Equity Plan is expected to be approved.

The Equity Plan amends and restates the Stock Plan by, among other things:

•	increasing the number of shares of our common stock available for issuance under the Equity Plan from 1,500,000 shares to 7,500,000 shares;

•	increasing the annual limit on the number of shares of our common stock with respect to which awards may be granted to any single individual from 200,000 shares to 500,000 shares;

•	providing performance goals upon which the awards under the Equity Plan may be conditioned; and

•	providing for the grant of other stock-based awards (in addition to options and stock appreciation rights) that may be granted under the Equity Plan, including awards of restricted stock, restricted stock units, or RSUs, performance shares and units and other stock-based awards.

In March 2014, we awarded 52,581 in targeted performance RSUs, with a volume weighted average price of our common stock preceding the grant date of $47.52 per share, to our Chief Executive Officer, or CEO, in connection with his commencement of service with us on March 3, 2014, subject to stockholder approval of the Equity Plan. RSUs are contractual rights to receive shares of our common stock in the future if the applicable vesting conditions are met. Targeted RSUs will become earned RSUs upon achievement of certain performance goals as set forth in the award certificate. Earned RSUs granted to our CEO will vest in one-third increments annually, over three years, commencing on the first anniversary of his hire date, with the first year being prorated for the portion of 2014 during which he was employed.

Because the stock-based compensation awarded to our CEO is a fixed monetary amount at the date of grant (the target value of $3.0 million on a prorated basis) with variances based on actual achievement of a performance goal, the award is being recorded as a share-based liability. Compensation cost will be recognized over the requisite service period as specified in the award. In connection with the targeted RSUs granted in March 2014, we recognized $66,000 in compensation expense. As of March 31, 2014, the targeted performance goal, as set forth in the award certificate, had not been met, but its achievement was deemed probable.

4. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income – basic and diluted numerator	$145,810	$175,989

Weighted average shares – basic (denominator):	138,469	139,032
Effect of dilutive potential shares
Stock options and stock appreciation rights	4	49

Weighted average shares including conversions – diluted (denominator)	138,473	139,081

Earnings per share:
Basic	$1.05	$1.27

Diluted	$1.05	$1.27

The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Employee and director:
Stock options	49	10
Stock appreciation rights	1,461	805

5. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 7.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	March 31, 2014
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,174,937	$24	$1,174,961
Mortgage-backed securities	167	7	174

Total	$1,175,104	$31	$1,175,135

	December 31, 2013
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,749,879	$(22)	$1,749,857
Mortgage-backed securities	188	8	196

Total	$1,750,067	$(14)	$1,750,053

Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Proceeds from maturities	$2,175,000	$725,000
Proceeds from sales	21	14
Gross realized gains	—	—
Gross realized losses	—	—

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

During the three months ended March 31, 2014 and 2013, we settled FOREX contracts with aggregate notional values of approximately $64.6 million and $77.1 million, respectively, of which the entire aggregate amounts were designated as a cash flow accounting hedge. During the three-month periods ended March 31, 2014 and 2013, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.

The following table presents the aggregate amount of gain recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Location of Gain Recognized in Income	2014	2013
Contract drilling expense	$511	$2,435

As of March 31, 2014, we had FOREX contracts outstanding in the aggregate notional amount of $146.1 million, consisting of $11.6 million in Australian dollars, $71.5 million in Brazilian reais, $32.3 million in British pounds sterling, $24.3 million in Mexican pesos and $6.4 million in Norwegian kroner. These contracts generally settle monthly through December 2014. As of March 31, 2014, all outstanding derivative contracts had been designated as cash flow hedges. See Note 7.

We have International Swap Dealers Association, or ISDA, contracts, which are standardized master legal arrangements that establish key terms and conditions, which govern certain derivative transactions. At March 31, 2014, all of our FOREX contracts were with two counterparties and were governed under such ISDA contracts. There are no requirements to post collateral under these contracts; however, they do contain credit-risk related contingent provisions including credit support provisions and the net settlement of amounts owed in the event of early terminations. Additionally, should our credit rating fall below a specified rating immediately following the merger of Diamond Offshore with another entity, the counterparty may require all outstanding derivatives under the ISDA contract to be settled immediately at current market value. Our ISDA arrangements also include master netting agreements to further manage counterparty credit risk associated with our FOREX contracts. We have elected not to offset the fair value amounts recorded for our FOREX contracts under these agreements in our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; however, there would have been no significant difference in our Consolidated Balance Sheets if the estimated fair values were presented on a net basis for these periods.

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at March 31, 2014 and December 31, 2013.

Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$4,628	$1,562	Accrued liabilities	$(6)	$(1,143)

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our derivative financial instruments designated as cash flow hedges for the three-month periods ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
FOREX Contracts:
Amount of gain (loss) recognized in AOCGL on derivative (effective portion)	$4,368	$435
Location of gain (loss) reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense
Amount of gain (loss) reclassified from AOCGL into income (effective portion)	$269	$2,232
Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(1)	$(2)
Treasury lock agreements:
Amount of gain recognized in AOCGL on derivative (effective portion)	—	—
Location of gain reclassified from AOCGL into income (effective portion)	Interest Expense	—
Amount of gain reclassified from AOCGL into income (effective portion)	$2	$—

As of March 31, 2014, the estimated amount of net unrealized gains associated with our FOREX contracts and treasury lock agreements that will be reclassified to earnings during the next twelve months was $4.6 million and $8,052, respectively. The net unrealized gains associated with these derivative financial instruments will be reclassified to contract drilling expense and interest expense, respectively. During the three-month periods ended March 31, 2014 and 2013, we did not reclassify any amounts from AOCGL due to the probability of an underlying forecasted transaction not occurring.

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. At March 31, 2014 and December 31, 2013, our largest customer in Brazil, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government), accounted for $109.7 million and $154.5 million, or 28% and 35%, respectively, of our total consolidated net trade accounts receivable balance.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at March 31, 2014 consisted of cash held in money market funds of $386.9 million, time deposits of $20.1 million and investments in U.S. Treasury securities of $1,175.0 million. Our Level 1 assets at December 31, 2013 consisted of cash held in money market funds of $281.3 million, time deposits of $30.0 million and investments in U.S. Treasury securities of $1,749.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the three-month periods ended March 31, 2014 and 2013.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three-month periods ended March 31, 2014 and 2013.

Assets and liabilities measured at fair value are summarized below:

	March 31, 2014
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$1,581,954	$—	$—	$1,581,954
FOREX contracts	—	4,628	—	4,628
Mortgage-backed securities	—	174	—	174

Total assets	$1,581,954	$4,802	$—	$1,586,756

Liabilities:
FOREX contracts	$—	$(6)	$—	$(6)

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$2,061,154	$—	$—	$2,061,154
FOREX contracts	—	1,562	—	1,562
Mortgage-backed securities	—	197	—	197

Total assets	$2,061,154	$1,759	$—	$2,062,913

Liabilities:
FOREX contracts	$—	$(1,143)	$—	$(1,143)

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

We consider our senior notes, including current maturities, to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at March 31, 2014 and December 31, 2013. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date. Fair values and related carrying values of our senior notes are shown below.

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
5.15% Senior Notes due 2014	$254.5	$250.0	$257.4	$250.0
4.875% Senior Notes due 2015	262.8	249.9	265.7	249.9
5.875% Senior Notes due 2019	578.9	499.6	578.1	499.6
3.45% Senior Notes due 2023	242.9	249.0	241.4	249.0
5.70% Senior Notes due 2039	546.6	496.9	543.1	496.9
4.875% Senior Notes due 2043	731.5	748.8	736.1	748.8

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

8. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Drilling rigs and equipment	$8,515,784	$7,412,066
Construction work-in-progress	1,156,923	1,668,211
Land and buildings	65,798	65,627
Office equipment and other	67,318	65,799

Cost	9,805,823	9,211,703
Less: accumulated depreciation	(3,851,327)	(3,744,476)

Drilling and other property and equipment, net	$5,954,496	$5,467,227

Construction work-in-progress, including capitalized interest, at March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Ultra-deepwater drillships	$655,277	$868,908
Ultra-deepwater semisubmersible:
Ocean GreatWhite	199,294	195,578
Deepwater semisubmersibles:
Ocean Onyx	—	339,129
Ocean Apex	302,352	264,596

Total construction work-in-progress	$1,156,923	$1,668,211

In January and February of 2014, the deepwater semisubmersible Ocean Onyx and the ultra-deepwater drillship Ocean BlackHawk, respectively, were placed in service and are no longer reported as construction work-in-progress at March 31, 2014.

9. Credit Agreement

We have a syndicated 5-Year Revolving Credit Agreement, or Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and swingline lender. Effective March 17, 2014, we entered into a commitment increase agreement and second amendment to the Credit Agreement, which, among other things, provided for a $250.0 million increase in the aggregate commitment under the revolving credit facility and an approximately six-month extension of the maturity date with all of the existing lenders. The Credit Agreement provides for a $1.0 billion senior unsecured revolving credit facility for general corporate purposes, maturing on March 17, 2019. The entire amount of the facility is available for revolving loans. Up to $250 million of the facility is available for the issuance of performance or other standby letters of credit and up to $100 million is available for swingline loans.

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

Litigation. We are one of several unrelated defendants in lawsuits filed in state courts alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The manufacture and use of asbestos-containing drilling mud had already ceased before we acquired any of the drilling rigs addressed in these lawsuits. We believe that we are not liable for the damages asserted and we expect to receive complete defense and indemnity with respect to many of the lawsuits from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. We also believe that we are not liable for the damages asserted in the remaining lawsuits pursuant to the terms of our 1989 asset purchase agreement with Diamond M Corporation, and we filed a declaratory judgment action in Texas state court against NuStar Energy LP, or NuStar, the successor to Diamond M Corporation, seeking a judicial determination that we did not assume liability for these claims. We obtained summary judgment on our claims in the declaratory judgment action, but NuStar appealed the trial court’s decision, and the appellate court has remanded the case to trial. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that ultimate liability, if any, resulting from this litigation will have a material effect on our consolidated financial condition, results of operations and cash flows.

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

NPI Arrangement. We received payments measured by a percentage net profits interest (of primarily 27%) under an overriding royalty interest in certain developmental oil-and-gas producing properties, or NPI, which we believe is a real property interest. Our drilling program related to the NPI was completed in 2011, and the balance of the amounts due to us under the NPI was received in 2013. However, the customer who conveyed the NPI to us filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in August 2012. Certain parties (including the debtor) in the bankruptcy proceedings have questioned whether our NPI, and certain amounts we received under it since the filing of the bankruptcy, should be included in the debtor’s estate under the bankruptcy proceeding. We filed a declaratory judgment action in the bankruptcy court seeking a declaration that our NPI, and payments that we received from it since the filing of the bankruptcy, are not part of the bankruptcy estate. We expect that once discovery is concluded in the bankruptcy court, the federal district court will hold a trial to determine the nature of our NPI. We will vigorously defend our rights and pursue our interests in this matter.

Personal Injury Claims. Under our current insurance policies that expire on May 1, 2014, our deductibles for marine liability insurance coverage, including personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are $10.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. We intend to increase our deductible for marine liability insurance coverage to $25.0 million for the first occurrence, with no aggregate deductible, effective with our policy renewals on May 1, 2014.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2014, our estimated liability for personal injury claims was $35.4 million, of which $8.2 million and $27.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2013, our estimated liability for personal injury claims was $35.5 million, of which $9.5 million and $26.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations

Ultra-Deepwater Floater Construction. The Ocean GreatWhite, a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig, is under construction in South Korea at an estimated cost of $755 million, including shipyard costs, capital spares, commissioning and shipyard supervision. The contracted price to Hyundai Heavy Industries Co., Ltd., or Hyundai, totaling $628.5 million is payable in two installments, of which the first installment of $188.6 million has been paid. The final installment of $439.9 million is due upon delivery of the rig, which is expected to occur in the first quarter of 2016.

Drillship Construction. At March 31, 2014, we had three ultra-deepwater drillships under construction at Hyundai in South Korea at an estimated aggregate cost of $1.9 billion, including shipyard costs, commissioning, capital spares and project management costs. The contracted price of each drillship is payable to Hyundai in two installments, with final payment due on delivery of each drillship. We have paid the first installment for each of our drillships currently under construction, aggregating $493.2 million. The Ocean BlackHornet, Ocean BlackRhino and Ocean BlackLion are expected to be delivered in the second quarter of 2014, third quarter of 2014 and first quarter of 2015, respectively, at which times approximately $390 million will be payable to Hyundai for each rig.

Ocean Apex Construction. We are obligated under a vessel modification agreement with Jurong Shipyard Pte Ltd, or Jurong, for the construction of the Ocean Apex, a moored semisubmersible deepwater rig, which is expected to be delivered in the third quarter of 2014 at an aggregate cost of approximately $370.0 million, including shipyard costs, commissioning, capital spares and project management costs. The contracted price due to Jurong is payable in 12 installments based on the occurrence of certain events as detailed in the vessel modification agreement. We have paid the first eight installments, aggregating $87.8 million that has been paid to date. The remaining $47.3 million in aggregate milestone payments are payable to Jurong during 2014 as construction milestones are met.

Ocean Patriot Enhancements. The rig’s North Sea enhancement project is ongoing and is expected to be completed in the second quarter of 2014 at an estimated cost of approximately $120.0 million, including shipyard costs, owner-furnished equipment and labor, commissioning and capital spares. We are financially obligated to Keppel FELS Limited, or Keppel Singapore, for $29.0 million of the total project cost, payable in seven installments based on the occurrence of certain events as detailed in the vessel modification agreement. We have paid the first four installments due to Keppel Singapore, aggregating $18.8 million. The remaining $10.2 million in aggregate milestone payments is payable during the remainder of 2014 as construction milestones are met.

At March 31, 2014 and December 31, 2013, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Letters of Credit and Other. We were contingently liable as of March 31, 2014 in the amount of $65.1 million under certain performance, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $60.5 million of performance, supersedeas and customs bonds can require collateral at any time. As of March 31, 2014, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

11. Accumulated Other Comprehensive Gain (Loss)

The components of our AOCGL and related changes thereto are as follows:

	Unrealized Gain (Loss) on
	Derivative Financial Instruments	Marketable Securities	Total AOCGL
	(In thousands)
Balance at January 1, 2014	$357	$(7)	$350
Change in other comprehensive gain (loss) before reclassifications, after tax of $(1,529) and $(16)	2,839	38	2,877
Reclassification adjustments for items included in Net Income, after tax of $94 and $1	(177)	(8)	(185)

Balance at March 31, 2014	$3,019	$23	$3,042

The following table presents the line items in our Consolidated Statements of Operations affected by reclassification adjustments out of AOCGL.

Major Category of AOCGL	Three Months Ended March 31,		Consolidated Statements of Operations Line Items
	2014	2013
(In thousands)
Derivative Financial Instruments:
Unrealized (gain) loss on FOREX contracts	$(269)	$(2,232)	Contract drilling, excluding depreciation
Unrealized (gain) on Treasury Lock Agreements	(2)	—	Interest expense
	94	781	Income tax expense

	$(177)	$(1,451)	Net of tax

Marketable Securities:
Unrealized (gain) loss on marketable securities	$(9)	$(97)	Other, net
	1	14	Income tax expense

	$(8)	$(83)	Net of tax

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

Revenues from contract drilling services by equipment type are listed below:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Floaters:
Ultra-Deepwater	$205,794	$191,357
Deepwater	146,559	164,420
Mid-Water	285,979	305,221

Total Floaters	638,332	660,998
Jack-ups	46,976	38,975

Total contract drilling revenues	685,308	699,973
Revenues related to reimbursable expenses	24,116	29,768

Total revenues	$709,424	$729,741

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2014, our actively-marketed drilling rigs were en route to or located offshore 11 countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended
	March 31,
	2014	2013
United States	$114,868	$105,760
International:
South America	287,925	283,565
Europe/Africa/Mediterranean	155,591	116,389
Australia/Asia	95,764	172,706
Mexico	55,276	51,321

Total revenues	$709,424	$729,741

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

During 2013 we were under audit by the Egyptian tax authorities for the tax years 2006 through 2010. In December 2013, after receiving notification that the Egyptian government had concluded the income tax audit for the period 2006 to 2008 and proposed a $1.2 billion increase to taxable income, we accrued an additional $56.9 million of expense for uncertain tax positions in Egypt for all open years. During the first quarter of 2014, we settled certain disputes for the years 2006 through 2008 with the Egyptian tax authorities, which resulted in an aggregate $17.2 million reduction in tax expense, comprised of a $23.2 million reversal of uncertain tax positions, partially offset by $6.0 million in current income tax expense.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements (including the notes thereto) included elsewhere in this report and our audited consolidated financial statements and the notes thereto, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We are a leader in offshore drilling, providing contract drilling services to the energy industry around the globe with a fleet of 45 offshore drilling rigs, including five rigs under construction. Our fleet consists of 33 semisubmersibles, two of which are under construction, seven jack-ups, one of which is held for sale, and five dynamically positioned drillships, three of which are under construction. As of the date of this report, four of our drilling rigs were cold-stacked, including one jack-up rig held for sale and three mid-water semisubmersible rigs.

The recently completed deepwater floater Ocean Onyx has been working under a one-year contract in the U.S. Gulf of Mexico, or GOM, since mid-January, and the ultra-deepwater drillship Ocean BlackHawk recently arrived in the GOM, having completed its maiden voyage from South Korea. We expect the Ocean BlackHawk to commence operating under a five-year contract later in the second quarter of 2014.

During 2014, we expect to take delivery of two additional ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackRhino, as well as the deepwater floater Ocean Apex. The remaining ultra-deepwater drillship, the Ocean BlackLion, and the harsh environment, ultra-deepwater semisubmersible Ocean GreatWhite are expected to be delivered in 2015 and 2016, respectively. Of these rigs, the Ocean BlackRhino and Ocean BlackLion are not yet contracted.

The Ocean Confidence commenced a service-life-extension project in mid-April 2014, which is expected to keep it out of drilling service until early in the second quarter of 2015.

Market Overview

Floater Markets

Ultra-Deepwater Floaters. The ultra-deepwater market continues to weaken. Newbuild rig deliveries and established rigs coming off contract have created an oversupply of floaters in both the ultra-deepwater and deepwater markets, and an increasing number of drilling units are competing for fewer available jobs due to cutbacks and/or delays in customer drilling programs. This oversupply has led to fierce competition, resulting in lower contracted dayrates, the execution of shorter-term contracts and, in some cases, the idling of rigs. There have been few bidding opportunities thus far in 2014, and the outlook for the remainder of the year and into 2015 is uncertain.

Deepwater Floaters. The market for deepwater floaters has trended downward in tandem with the ultra-deepwater market. Demand in this market is intermittent, with limited bidding opportunities. As a result, multiple existing units face pockets of idle time in 2014, and newbuild rigs may also have challenges securing work. Dayrates have also declined, compared to prior peak markets, and are projected by industry analysts to continue to soften in 2014.

Mid-Water Floaters. Strength in the mid-water market varies significantly by region. In both the United Kingdom, or U.K., and Norway sectors of the North Sea, the mid-water market is showing some signs of weakening, in the form of declining dayrates, in part due to an increase in the availability of sublet opportunities being offered for some term-contracted units. In the GOM, demand for mid-water units is limited, while in Brazil, demand has moderated. Frontier markets across Southeast Asia and South America, including Colombia, Myanmar, Nicaragua, Peru and Trinidad and Tobago, are areas of future, possible market demand; however, opportunities in these areas are not expected to emerge quickly.

Impact of Newbuild Rigs and Other Challenges Facing the Offshore Drilling Industry

Despite the challenging short-term market outlook, based on industry reports, there have been nine additional newbuild floaters ordered since the beginning of 2014. As of the date of this report, based on industry data, there are approximately 69 competitive, or non-owner-operated, newbuild floaters on order, and, in addition, an estimated 29 rigs potentially to be built on behalf of Petróleo Brasileiro S.A., which is currently our largest single customer based on annual consolidated revenues. Of the competitive rigs, 31 of the 51 newbuilds scheduled for delivery in 2014 through 2015, including two of our four rigs that we expect to be delivered in 2014 and 2015, as well as over half of the 11 newbuilds scheduled for delivery in 2016, are not yet contracted for future work. The influx of newbuilds into the market, combined with established rigs coming off contract in 2014 and 2015, is expected to continue to weaken the ultra-deepwater and deepwater floater markets.

In addition, the offshore drilling industry is challenged by growing regulatory demands and more complex customer specifications, which could disadvantage the marketability of some lower specification rigs. Customer focus on completing existing projects, possible reduction or deferral of new investment, reallocation of budgets away from offshore projects and particular customer requirements in certain markets could also displace, or reduce, demand and result in the migration of some ultra-deepwater rigs to work in deepwater and, likewise, some deepwater rigs to compete against mid-water units. Various units across all segments could experience lower utilization or increased idle time, and lower specification rigs could be cold stacked or scrapped. The risk that floaters may be cold stacked is greatest in the mid-water floater market, where it may become necessary to cold stack certain older, lower specification drilling rigs.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2014 through 2019.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of April 23, 2014, February 5, 2014 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2013), and April 25, 2013 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 23, 2014	February 5, 2014	April 25, 2013
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)	$3,910,000	$4,111,000	$4,257,000
Deepwater(2)	962,000	794,000	1,143,000
Mid-Water (3)	1,504,000	1,744,000	2,436,000

Total Floaters	6,376,000	6,649,000	7,836,000
Jack-ups	158,000	180,000	249,000

Total	$6,534,000	$6,829,000	$8,085,000

(1)	Contract drilling backlog as of April 23, 2014 for our ultra-deepwater floaters includes (i) $651.0 million attributable to our contracted operations offshore Brazil for the years 2014 to 2015, (ii) $904.0 million attributable to future work for the Ocean BlackHornet, which is under construction, for the years 2014 to 2019 and (iii) $641.0 million attributable to future work for the semisubmersible Ocean GreatWhite, which is also under construction, for the years 2016 to 2019.
(2)	Contract drilling backlog as of April 23, 2014 for our deepwater floaters includes (i) $291.0 million attributable to our contracted operations offshore Brazil for the years 2014 to 2016 and (ii) $36.0 million for the year 2015 attributable to future work for the Ocean Apex, which is under construction.
(3)	Contract drilling backlog as of April 23, 2014 for our mid-water floaters includes $323.0 million attributable to our contracted operations offshore Brazil for the years 2014 to 2015.

The following table reflects the amount of our contract drilling backlog by year as of April 23, 2014.

	For the Years Ending December 31,
	Total	2014 (1)	2015	2016	2017 - 2019
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)	$3,910,000	$739,000	$1,192,000	$518,000	$1,461,000
Deepwater(3)	962,000	389,000	326,000	208,000	39,000
Mid-Water (4)	1,504,000	780,000	449,000	161,000	114,000

Total Floaters	6,376,000	1,908,000	1,967,000	887,000	1,614,000
Jack-ups	158,000	88,000	48,000	22,000	—

Total	$6,534,000	$1,996,000	$2,015,000	$909,000	$1,614.000

(1)	Represents a nine-month period beginning April 1, 2014.
(2)	Contract drilling backlog as of April 23, 2014 for our ultra-deepwater floaters includes (i) $327.0 million and $324.0 million for the years 2014 and 2015, respectively, attributable to our contracted operations offshore Brazil, (ii) $61.0 million, $181.0 million and $181.0 million for the years 2014 to 2016, respectively, and $481.0 million in the aggregate for the years 2017 to 2019, attributable to future work for the Ocean BlackHornet and (iii) $107.0 million for the year 2016 and $534.0 million in the aggregate for the years 2017 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.

(3)	Contract drilling backlog as of April 23, 2014 for our deepwater floaters includes (i) $95.0 million, $134.0 million and $62.0 million for the years 2014 to 2016, respectively, attributable to our contracted operations offshore Brazil and (ii) $29.0 million and $7.0 million for the years 2014 and 2015, respectively, attributable to future work for the Ocean Apex, which is under construction.
(4)	Contract drilling backlog as of April 23, 2014 for our mid-water floaters includes $244.0 million and $79.0 million for the years 2014 and 2015, respectively, attributable to our contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of April 23, 2014. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHornet, Ocean Apex, Ocean BlackRhino, Ocean BlackLion and Ocean GreatWhite, all of which are under construction.

	For the Years Ending December 31,
	2014 (1)	2015	2016	2017 - 2019
Rig Days Committed (2)
Floaters:
Ultra-Deepwater	83%	64%	26%	20%
Deepwater	61%	32%	21%	1%
Mid-Water	62%	26%	7%	1%
All Floaters	68%	39%	16%	8%
Jack-ups	50%	36%	9%	—

(1)	Represents a nine-month period beginning April 1, 2014.
(2)	As of April 23, 2014, includes approximately 1,080, 350 and 200 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days, for the remainder of 2014 and for the years 2015 and 2016, respectively.

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

During the remainder of 2014, six of our rigs are expected to undergo 5-year surveys. We expect these rigs to be out of service for an estimated 238 days in the aggregate to complete the inspections and any shipyard projects scheduled concurrently with the surveys. We also expect to spend an additional approximately 640 days during the remainder of 2014 for intermediate surveys, the mobilization of rigs, contract acceptance testing and extended maintenance projects, including contract preparation work for the Ocean Endeavor (approximately 92 days), North Sea enhancements for the Ocean Patriot and mobilization of the rig to the U.K. (approximately 196 days) and our service-life-extension project for the Ocean Confidence, which is currently mobilizing to the Canary Islands, where the project is scheduled to commence later in the second quarter of 2014 (approximately 258 days in 2014) and is expected to be completed early in the second quarter of 2015. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial position, results of operations and cash flows. Under our insurance policy that expires on May 1, 2014, we carry physical damage insurance for certain losses, other than those caused by named windstorms in the U.S. Gulf of Mexico, for which our deductible for physical damage is $25.0 million per occurrence. Our policy’s war risk insurance excludes from coverage certain risks of loss of use of rigs and equipment in connection with nationalization and deprivation. We currently retain separate insurance coverage for these risks in certain countries in which we operate. Additionally, we may, from time to time, seek to obtain insurance coverage for such risks in additional countries in which we may operate in the future to the extent such coverage is available. There is no assurance, however, that we will be able to retain or obtain, as the case may be, adequate levels of such coverage for such events at rates and with deductibles that we consider to be reasonable, or that we will continue to retain such coverage in the future or obtain such coverage in any particular jurisdiction. We do not typically retain loss-of-hire insurance policies to cover our rigs.

In addition, under our insurance policies that expire on May 1, 2014, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, with no exclusions for pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Our deductibles for marine liability coverage, including for personal injury claims, are $10.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year, which under the current policy commences on May 1.

We are in the process of renewing our principal insurance coverages to be effective May 1, 2014. We expect our coverage and policy limits for physical damage insurance to be similar to our current policy, and we intend to increase the deductible for our marine liability insurance coverage to $25.0 million for the first occurrence, with no annual aggregate deductible.

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. During the first quarter of 2014, we ceased capitalization of interest related to the construction of the Ocean Onyx and Ocean BlackHawk as a result of the completion of these projects, but will continue to capitalize interest during the remainder of 2014 for our remaining three drillships under construction, the Ocean Apex and the Ocean GreatWhite. Capitalization of interest will continue for these construction projects until such time, after the delivery of each rig, that activities related to making each respective vessel ready for service are no longer ongoing.

Consequently, we expect our reported interest expense to increase in 2014, compared to the previous year, as a result of fewer projects qualifying for capitalization of interest in 2014, combined with the impact of additional interest expense associated with fourth quarter of 2013 debt issuances.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to these policies during the three months ended March 31, 2014.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended March 31,
	2014	2013
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	513	526
Deepwater	343	423
Mid-Water	1,029	1,042
Jack-ups	501	448
UTILIZATION (2)
Floaters:
Ultra-Deepwater	66%	73%
Deepwater	64%	94%
Mid-Water	64%	64%
Jack-ups	79%	71%
AVERAGE DAILY REVENUE (3)
Floaters:
Ultra-Deepwater	$386,900	$360,400
Deepwater	418,300	389,100
Mid-Water	276,100	261,600
Jack-ups	93,100	85,200

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all of the specified rigs in our fleet (including cold-stacked rigs).
(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$205,794	$191,357
Deepwater	146,559	164,420
Mid-Water	285,979	305,221

Total Floaters	638,332	660,998
Jack-ups	46,976	38,975

Total Contract Drilling Revenue	$685,308	$699,973

Revenues Related to Reimbursable Expenses	$24,116	$29,768
CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$123,530	$135,776
Deepwater	71,949	56,436
Mid-Water	134,046	143,647

Total Floaters	329,525	335,859
Jack-ups	28,029	29,667
Other	12,236	9,568

Total Contract Drilling Expense	$369,790	$375,094

Reimbursable Expenses	$23,666	$29,289
OPERATING INCOME
Floaters:
Ultra-Deepwater	$82,264	$55,581
Deepwater	74,610	107,984
Mid-Water	151,933	161,574

Total Floaters	308,807	325,139
Jack-ups	18,947	9,308
Other	(12,236)	(9,568)
Reimbursable expenses, net	450	479
Depreciation	(107,011)	(96,821)
General and administrative expense	(22,827)	(16,815)
Gain on disposition of assets	147	2,004

Total Operating Income	$186,277	$213,726

Other income (expense):
Interest income	408	617
Interest expense	(18,155)	(8,069)
Foreign currency transaction loss	(1,178)	159
Other, net	327	(254)

Income before income tax expense	167,679	206,179
Income tax expense	(21,869)	(30,190)

NET INCOME	$145,810	$175,989

The following is a summary as of the date of this report of the most significant transfers of our rigs during 2014 and 2013 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters:
Ocean Confidence	Ultra-Deepwater	Congo to Angola	January 2013
Ocean Confidence	Ultra-Deepwater	Angola to Cameroon	February 2014
Ocean Endeavor	Ultra-Deepwater	Egypt to Romania via Italy (Black Sea Project)	February 2014
Ocean BlackHawk	Ultra-Deepwater	South Korea to GOM (initial mobilization)	February 2014

Ocean America	Deepwater	Australia to Singapore (shipyard survey)	July 2013
Ocean Valiant	Deepwater	Cameroon to Canary Islands (shipyard survey)	October 2013
Ocean America	Deepwater	Singapore to Australia	November 2013
Ocean Onyx	Deepwater	Placed in service (GOM)	January 2014

Ocean Lexington	Mid-Water	Brazil to Trinidad	March 2013
Ocean Patriot	Mid-Water	Vietnam to Philippines	May 2013
Ocean Saratoga	Mid-Water	GOM to Nicaragua	August 2013
Ocean Quest	Mid-Water	Brazil to Malaysia	November 2013
Ocean Patriot	Mid-Water	Philippines to Singapore (shipyard upgrade)	November 2013
Ocean Saratoga	Mid-Water	Nicaragua to GOM	December 2013
Ocean General	Mid-Water	Vietnam to Indonesia	March 2014

Overview

Three Months Ended March 31, 2014 and 2013

Operating Income. Operating income decreased $27.4 million, or 13%, during the first quarter of 2014, compared to the same period of 2013, primarily due to a $14.7 million, or 2%, reduction in contract drilling revenue combined with increases in depreciation expense ($10.2 million) and general and administrative expense ($6.0 million), primarily related to higher compensation costs during the current year quarter. The increase in depreciation expense during the current year quarter is primarily the result of a higher depreciable asset base in 2014, compared to the prior year quarter, which includes the Ocean Onyx and Ocean BlackHawk that were placed in service in the first quarter of 2014. These unfavorable results, which reduced operating income, were partially offset by a $5.3 million net decrease in contract drilling expense during the first quarter of 2014, compared to the prior year quarter.

Contract drilling revenue for our deepwater and mid-water fleets decreased $37.1 million during the first quarter of 2014, compared to the same quarter of 2013, primarily as a result of an aggregate of 93 fewer revenue earning days, combined with the effect of lower mobilization and contract preparation fees for our mid-water floaters in the first quarter of 2014, compared to the prior year quarter. This reduction in revenue was partially offset by higher average daily revenue earned by both our deepwater and mid-water floater fleets in the first quarter of 2014. In contrast, contract drilling revenue earned by our ultra-deepwater floaters and jack-up rigs increased by an aggregate of $22.4 million during the first quarter of 2014, compared to the prior year quarter, primarily due to a higher average daily revenue earned by our ultra-deepwater floaters ($13.6 million) and the combined effects of an increase in revenue earning days and a higher average daily revenue earned by our jack-up fleet ($8.5 million).

Interest Expense. Interest expense increased $10.1 million during the first quarter of 2014, compared to the same period in 2013, primarily due to incremental interest expense of $11.4 million related to $1.0 billion in senior unsecured notes that we issued in November 2013.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2014 was 13.0%, compared to a 14.6% effective tax rate for the three months ended March 31, 2013. The effective tax rate in the 2014 period was lower than in the same period of 2013 partially due to the mix of our domestic and international pre-tax earnings and losses. The 2014 period also included the settlement of certain disputes in Egypt for the years 2006 through 2008, resulting in an aggregate $17.2 million reduction in tax expense. During the 2013 period we recognized the impact of The American Taxpayer Relief Act of 2012, which reduced 2013 income tax expense by $27.5 million.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended March 31, 2014 and 2013

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $14.4 million in the first quarter of 2014, compared to the prior year quarter, as a result of higher average daily revenue earned ($13.6 million) combined with a $5.4 million increase in amortized mobilization revenue during the current year quarter, partially offset by the unfavorable effect of 13 fewer revenue earning days ($4.6 million). Average daily revenue increased primarily due to the Ocean Confidence operating under a new contract in Cameroon during the first quarter of 2014 at a significantly higher dayrate than earned in Angola in the prior year quarter. Revenue for the first quarter of 2014 also included $4.5 million in revenue recognized in connection with the completion of the Ocean Confidence’s contract in Angola and subsequent move to Cameroon. Revenue earning days decreased during the first quarter of 2014, compared to the prior year quarter, primarily due to incremental downtime for the Ocean Monarch whose contract was terminated during the fourth quarter of 2013 due to customer credit issues (90 additional days) and rig mobilizations (24 additional days), partially offset by fewer non-operating days for shipyard projects (21 fewer days) and unscheduled downtime for repairs (81 fewer days).

Contract drilling expense for our ultra-deepwater floaters decreased $12.2 million during the first quarter of 2014, compared to the first quarter of 2013, reflecting lower costs incurred for labor and benefits ($1.9 million), rig repairs and maintenance ($5.6 million), mobilization of rigs ($3.7 million) and inspections ($2.8 million), partially offset by higher overhead costs ($2.8 million).

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $17.9 million in the first quarter of 2014, compared to the same quarter in 2013, primarily due to 80 fewer revenue earning days ($30.9 million) in the current year quarter, partially offset by higher average daily revenue earned ($10.0 million) and $3.0 million in revenue recognized in connection with the Ocean America’s contract offshore Australia. The reduction in revenue earning days was the result of incremental scheduled downtime for surveys (65 additional days) combined with unplanned downtime associated with the warm stacking of rigs between contracts (83 additional days), partially offset by 61 revenue earning days for the Ocean Onyx, which was placed into service in January 2014. The increase in average daily revenue was primarily attributable to the Ocean Victory and Ocean America, both of which worked in the first quarter of 2014 at significantly higher dayrates than those earned during the first quarter of 2013.

Contract drilling expense incurred by our deepwater floaters increased $15.5 million during the first quarter of 2014, compared to the same quarter of 2013, primarily due to incremental operating costs for the Ocean Onyx ($7.6 million) and costs associated with a five-year survey for the Ocean Alliance ($6.5 million).

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $19.2 million in the first quarter of 2014, compared to the same quarter in 2013, primarily due to the absence of mobilization and contract preparation revenue earned in the first quarter of 2013 in connection with contracts for the Ocean Lexington and Ocean Saratoga ($31.0 million) combined with the effect of 13 fewer revenue earning days during the first quarter of 2014 ($3.2 million). The reduction in revenue earning days during the first quarter of 2014, compared to the same quarter of the prior year, reflects the net impact of increased downtime associated with the North Sea enhancement project for the Ocean Patriot (90 additional days), partially offset by a reduction in planned downtime for surveys and shipyard projects (77 fewer days). These reductions in contract drilling revenue were partially offset by an increase in average daily revenue earned ($15.0 million) during the current year quarter, primarily due to several of our mid-water floaters operating at higher dayrates during the first quarter of 2014, compared to the prior year quarter.

Contract drilling expense decreased $9.6 million in the first quarter of 2014, compared to the prior year quarter, primarily due to reduced operating costs for the Ocean Patriot ($6.5 million), which commenced its shipyard project in the fourth quarter of 2013, combined with lower costs for rig repairs and maintenance ($4.3 million) and inspections ($3.7 million), partially offset by higher labor and personnel-related costs ($2.9 million) and mobilization costs ($1.9 million) for the other rigs in our mid-water fleet.

Jack-ups. Contract drilling revenue for our jack-up fleet increased $8.0 million during the first quarter of 2014, compared to the prior year quarter, primarily due to $7.9 million in contract drilling revenue earned by the Ocean King, which had been warm stacked in Montenegro, Italy, and did not begin operating in the GOM until the second quarter of 2013. Contract drilling expense decreased $1.6 million in the first quarter of 2014, compared to the same period in 2013, primarily due to the absence of the mobilization costs incurred by the Ocean King in the prior year quarter ($4.3 million), partially offset by higher labor and personnel costs incurred by our jack-up fleet ($2.4 million) during the first quarter of 2014.

Liquidity and Capital Resources

We have historically relied principally on our cash flows from operations and cash reserves to meet liquidity needs and fund our cash requirements. In addition, we currently have available a $1.0 billion credit facility to meet our short-term and long-term liquidity needs. See “ – Credit Agreement.” As of April 23, 2014, our contract drilling backlog was $6.5 billion, of which $2.0 billion is expected to be realized in the last nine months of 2014.

At March 31, 2014 and December 31, 2013, we had cash available for current operations as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Cash and equivalents	$420,140	$347,011
Marketable securities	1,175,135	1,750,053

Total cash available for current operations	$1,595,275	$2,097,064

A substantial portion of our cash flows has been and is expected to continue to be invested in the enhancement of our drilling fleet. We determine the amount of cash required to meet our capital commitments by evaluating our rig construction obligations, the need to upgrade rigs to meet specific customer requirements and our ongoing rig equipment enhancement/replacement programs.

Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, and, as a result of our intention to indefinitely reinvest the earnings of DOIL to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. We expect to utilize the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. However, in light of the significant cash requirements of our capital expansion program in 2014 and 2015, we may also make use of our credit facility to finance our capital expenditures, working capital requirements and/or to maintain a certain level of operating cash reserves. In addition, we will make periodic assessments of our capital spending programs based on industry conditions and make adjustments thereto if required. See “ — Cash Flow, Capital Expenditures and Contractual Obligations — Contractual Cash Obligations — Rig Construction” and “—Credit Agreement.”

We pay dividends at the discretion of our Board of Directors, or Board, and, in recent years, we have a history of paying both regular quarterly and special cash dividends. During the three-month periods ended March 31, 2014 and 2013, we paid regular cash dividends totaling $17.4 million in each period and special cash dividends totaling $105.3 million and $104.9 million, respectively. Our Board has adopted a policy to consider paying special cash dividends, in amounts to be determined, on a quarterly basis. Our Board may, in subsequent quarters, consider paying additional special cash dividends, in amounts to be determined. Any determination to declare a special cash dividend, as well as the amount of any special cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook, capital spending plans and other factors that our Board considers relevant at that time.

On April 23, 2014, we declared a regular cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on June 2, 2014 to stockholders of record on May 7, 2014.

Depending on market and other conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the three-month period ended March 31, 2014, we purchased 1,865,311 shares of our common stock at an aggregate cost of $86.4 million. See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this report. We did not purchase any shares of our outstanding common stock during the three-month period ended March 31, 2013. In addition, Loews Corporation, or Loews, has informed us that, depending on market and other conditions, it may, from time to time, purchase shares of our common stock in the open market or otherwise. Loews did not purchase any shares of our outstanding common stock during the three-month periods ended March 31, 2014 or 2013.

During the three-month period ended March 31, 2014, our primary source of cash was an aggregate $303.0 million generated from operating activities and $575.1 million in proceeds, primarily from the maturity of marketable securities, net of purchases. Our primary uses of cash during the same period were $595.3 million towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program, $122.7 million for the payment of dividends and $86.4 million for the repurchase of shares.

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

Cash Flow, Capital Expenditures and Contractual Obligations

Our cash flow from operations and capital expenditures for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flow from operations	$303,015	$276,106
Cash capital expenditures:
Drillship construction	$426,385	$25,927
Construction of deepwater floaters	17,399	133,903
Construction of ultra-deepwater floater	3,715	—
Ocean Patriot enhancement project	13,122	8,224
Rig equipment and replacement programs	134,693	15,665

Total capital expenditures	$595,314	$183,719

Cash Flow

Cash flow from operations increased approximately $26.9 million during the first three months of 2014, compared to the first three months of 2013, primarily due to a $43.5 million increase in cash receipts from contract drilling services and lower cash income taxes paid, net of refunds, of $37.7 million, partially offset by higher cash payments related to contract drilling expenses of $54.3 million.

Capital Expenditures

As of the date of this report, we expect our capital spending for 2014 to aggregate approximately $2.1 billion, of which approximately $1.5 billion, $82.0 million and $184.0 million will be spent on our rig construction projects, the Ocean Patriot North Sea enhancement project and a service-life-extension project for the Ocean Confidence, respectively. During the first three months of 2014, we incurred $540.0 million in project-related expenditures, including accrued expenditures. See “ — Contractual Cash Obligations — Rig Construction.” Our 2014 capital spending program also includes an estimated $285.0 million for our ongoing capital maintenance and replacement programs of which $54.3 million had been incurred as of March 31, 2014.

Contractual Cash Obligations—Rig Construction

As of the date of this report, we have six ongoing rig construction/enhancement projects at three shipyards to which we are financially obligated. Four rigs are being constructed in South Korea and two projects are underway in Singapore. See Note 9 “Commitments and Contingencies” to our Consolidated Financial Statements included in Item 1 of Part I of this report for further discussion of these projects.

The following is a summary of our construction projects as of March 31, 2014, including estimated expenditures to be made during the remaining nine months of 2014:

	Actual Inception-to-Date
Project	Expected Delivery (1)	Total Project Cost (2)	Project Expenditures (3)	Capitalized Interest	Nine Months 2014 (4) (5)
		(In millions)
New Rig Construction:
Drillships:
Ocean BlackHornet	Q2 2014	$635	$212	$28	$424
Ocean BlackRhino	Q3 2014	645	197	28	449
Ocean BlackLion	Q1 2015	655	172	18	33

		1,935	581	74	906
Ultra-Deepwater Floater:
Ocean GreatWhite	Q1 2016	755	191	9	8
Deepwater Floater:
Ocean Apex	Q3 2014	370	291	11	86

		$3,060	$1,063	$94	$1,000

Enhancement Project:
Mid-Water Floater Ocean Patriot	Q2 2014	$120	$67	$—	$53

(1)	Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.
(2)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs; amount does not include capitalized interest.
(3)	Represents total project expenditures from inception of project to March 31, 2014, excluding project-to-date capitalized interest.
(4)	Estimated expenditures for the remaining nine months of 2014, including construction milestone payments, are based on current expected delivery dates for the rigs under construction, and exclude expected capitalized interest costs.
(5)	Construction milestone payments expected to be paid in the remainder of 2014 include:

•	$47.3 million payable to Jurong Shipyard Pte Ltd. in connection with the construction of the Ocean Apex;

•	$10.2 million payable to Keppel FELS Limited in connection with the Ocean Patriot enhancement project; and

•	approximately $390 million payable to Hyundai Heavy Industries Co., Ltd. in each of the second and third quarters of 2014 upon delivery of the Ocean BlackHornet and Ocean BlackRhino, respectively.

We had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2014, except for those related to our direct rig operations, which arise during the normal course of business.

Contractual Cash Obligations—Retirement of Senior Notes

Our 5.15% Senior Notes due September 1, 2014, or 5.15% Senior Notes, in the aggregate principal amount of $250.0 million, will mature on September 1, 2014.

Other Obligations

As of March 31, 2014, we had foreign currency forward exchange, or FOREX, contracts outstanding in the aggregate notional amount of $146.1 million. See further information regarding these contracts in “Quantitative and Qualitative Disclosures About Market Risk – Foreign Exchange Risk” in Item 3 of Part I of this report and Note 5 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.

As of March 31, 2014, the total unrecognized tax benefits related to uncertain tax positions was $68.7 million. In addition, we have recorded a liability, as of March 31, 2014, for potential penalties and interest of $46.2 million and $13.8 million, respectively. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Credit Agreement

We have available to us a syndicated 5-Year Revolving Credit Agreement, or Credit Agreement, that provides for a $1.0 billion senior unsecured revolving credit facility, for general corporate purposes, maturing on March 17, 2019. The entire amount of the facility is available for revolving loans. Up to $250 million of the facility is available for the issuance of performance or other standby letters of credit and up to $100 million is available for swingline loans. As of March 31, 2014, there were no loans or letters of credit outstanding under the Credit Agreement. See Note 9 “Credit Agreement” to our Consolidated Financial Statements in Item 1 of Part I of this report.

Credit Ratings

Our current credit rating is A3 for Moody’s Investors Services and A for Standard & Poor’s. Although our long-term ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Other Commercial Commitments—Letters of Credit

We were contingently liable as of March 31, 2014 in the amount of $65.1 million under certain performance, bid, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $60.5 million of performance, supersedeas and customs bonds can require collateral at any time. As of March 31, 2014, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2014	2015	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$1,519	$1,369	$150	$—
Performance bonds	53,763	1,680	20,977	31,106
Other	9,778	9,278	500	—

Total obligations	$65,060	$12,327	$21,627	$31,106

Off-Balance Sheet Arrangements

At March 31, 2014 and December 31, 2013, we had no off-balance sheet debt or other arrangements.

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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013;

•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including, for example, in oil-producing regions and locations where our rigs are operating or where we have rigs under construction;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity, including, without limitation, construction of new drilling rig capacity in Brazil;

•	market conditions in the offshore contract drilling industry, including, without limitation, dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, greenhouse gases, carbon emissions or energy use;

•	compliance with and liability under environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability, limits and adequacy of insurance;

•	invalidity of assumptions used in the design of our controls and procedures;

•	the results of financing efforts;

•	the risk that future regular or special dividends may not be declared;

•	adequacy of our sources of liquidity;

•	risks resulting from our indebtedness;

•	public health threats;

•	negative publicity;

•	impairments of assets;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2014 and December 31, 2013, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2014 and December 31, 2013, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our long-term debt is denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $218.1 million and $221.5 million as of March 31, 2014 and December 31, 2013, respectively. A 100-basis point decrease would result in an increase in market value of $261.3 million and $264.5 million as of March 31, 2014 and December 31, 2013, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period. As of March 31, 2014, we had FOREX contracts outstanding in the aggregate notional amount of $146.1 million, consisting of $11.6 million in Australian dollars, $71.5 million in Brazilian reais, $32.3 million in British pounds sterling, $24.3 million in Mexican pesos and $6.4 million in Norwegian kroner. These contracts generally settle monthly through December 2014.

At March 31, 2014, we presented the fair value of our outstanding FOREX contracts as a current asset of $4.6 million in “Prepaid expenses and other current assets” and a current liability of $(6,429) in “Accrued liabilities” in our Consolidated Balance Sheets. At December 31, 2013, we presented the fair value of our outstanding FOREX contracts as a current asset of $1.6 million in “Prepaid expenses and other current assets” and a current liability of $(1.1) million in “Accrued liabilities” in our Consolidated Balance Sheets.

The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	March 31,		December 31,		March 31,		December 31,
	2014		2013		2014		2013
	(In thousands)
Interest rate:
Marketable securities	$1,175,100	(a)	$1,750,100	(a)	$(1,150	)(b)	$(2,200	)(b)
Foreign Exchange:
FOREX contracts – receivable positions	4,600	(c)	1,600	(c)	(26,100	)(d)	(4,200	)(d)
FOREX contracts – liability positions	(6	)(c)	(1,100	)(c)	(500	)(d)	(16,000	)(d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on March 31, 2014 and December 31, 2013.
(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at March 31, 2014 and December 31, 2013.
(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on March 31, 2014 and December 31, 2013.
(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at March 31, 2014 and December 31, 2013, with all other variables held constant.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are inapplicable.

(c) The following table sets forth information regarding our purchases of shares of our common stock on a monthly basis during the first quarter of 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—		—	N/A	N/A
February 1, 2014 through February 28, 2014	956,108		$47.37	N/A	N/A
March 1, 2014 through March 31, 2014	909,203		$45.13	N/A	N/A

	1,865,311	(a)	$46.28	N/A	N/A

(a)	As previously disclosed, depending on market and other conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the three months ended March 31, 2014, we purchased 1,865,311 shares of our common stock in open-market transactions, none of which shares were purchased pursuant to a publicly announced share repurchase program.

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)

Date April 30, 2014	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date April 30, 2014		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

10.1*	Employment Agreement, dated as of February 12, 2014, between Diamond Offshore Drilling, Inc. and Marc Edwards.

10.2*	Commitment Increase and Amendment No. 2 to Credit Agreement, dated as of March 17, 2014, among Diamond Offshore Drilling, Inc., Wells Fargo Bank, National Association, as an issuing bank, as swingline lender and as administrative agent for the lenders, and the lenders named therein.

10.3	The Diamond Offshore Drilling, Inc. Incentive Compensation Plan for Executive Officers (as Amended and Restated as of March 28, 2014) (incorporated by reference to Exhibit A attached to our definitive proxy statement on Schedule 14A filed April 1, 2014).

10.4	Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit B attached to our definitive proxy statement on Schedule 14A filed April 1, 2014).

10.5*	Form of Award Certificate for grants of Performance Restricted Stock Units under the Equity Incentive Compensation Plan.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.
**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.