Form 10-Q
period 2014-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2014-10-29
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 23, 2014     Common stock, $0.01 par value per share             137,147,764 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$468,823	$347,011
Marketable securities	600,143	1,750,053
Accounts receivable, net of allowance for bad debts	517,389	469,355
Prepaid expenses and other current assets	185,350	143,997
Asset held for sale	—	7,694

Total current assets	1,771,705	2,718,110
Drilling and other property and equipment, net of accumulated depreciation	6,071,935	5,467,227
Other assets	192,872	206,097

Total assets	$8,036,512	$8,391,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,027	$94,151
Accrued liabilities	466,618	370,671
Taxes payable	51,156	30,806
Current portion of long-term debt	249,946	249,954

Total current liabilities	871,747	745,582
Long-term debt	1,994,466	2,244,189
Deferred tax liability	513,881	525,541
Other liabilities	183,504	238,864

Total liabilities	3,563,598	3,754,176

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,960,125 shares issued and 137,147,764 shares outstanding at September 30, 2014; 143,952,248 shares issued and 139,035,448 shares outstanding at December 31, 2013)	1,440	1,440
Additional paid-in capital	1,991,492	1,988,720
Retained earnings	2,684,355	2,761,161
Accumulated other comprehensive gain (loss)	(2,204)	350
Treasury stock, at cost (6,812,361 and 4,916,800 shares of common stock at September 30, 2014 and December 31, 2013, respectively)	(202,169)	(114,413)

Total stockholders’ equity	4,472,914	4,637,258

Total liabilities and stockholders’ equity	$8,036,512	$8,391,434

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Contract drilling	$727,888	$690,741	$2,062,750	$2,135,612
Revenues related to reimbursable expenses	9,794	15,424	76,600	58,312

Total revenues	737,682	706,165	2,139,350	2,193,924

Operating expenses:
Contract drilling, excluding depreciation	399,802	419,488	1,164,968	1,163,618
Reimbursable expenses	9,437	14,904	75,393	56,998
Depreciation	108,854	97,143	324,771	291,107
General and administrative	18,604	15,240	61,909	48,490
Bad debt expense	—	22,563	—	22,563
Impairment of assets	109,462	—	109,462	—
Loss (gain) on disposition of assets	1,107	(525)	(7,612)	(2,789)

Total operating expenses	647,266	568,813	1,728,891	1,579,987

Operating income	90,416	137,352	410,459	613,937
Other income (expense):
Interest income	86	136	644	1,024
Interest expense	(9,378)	(1,693)	(46,056)	(17,713)
Foreign currency transaction gain (loss)	425	(4,556)	(3,724)	(3,949)
Other, net	90	326	598	746

Income before income tax expense	81,639	131,565	361,921	594,045
Income tax expense	(28,994)	(36,817)	(73,753)	(137,974)

Net income	$52,645	$94,748	$288,168	$456,071

Earnings per share, Basic and Diluted	$0.38	$0.68	$2.09	$3.28

Weighted-average shares outstanding:
Shares of common stock	137,146	139,035	137,582	139,034
Dilutive potential shares of common stock	1	30	3	38

Total weighted-average shares outstanding	137,147	139,065	137,585	139,072

Cash dividends declared per share of common stock	$0.875	$0.875	$2.625	$2.625

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$52,645	$94,748	$288,168	$456,071
Other comprehensive (losses) gains, net of tax:
Derivative financial instruments:
Unrealized holding (loss) gain	(4,229)	1,615	1,492	(4,901)
Reclassification adjustment for (gain) loss included in net income	(1,518)	3,622	(4,055)	1,918
Investments in marketable securities:
Unrealized holding (loss) gain	(3)	(2)	36	7
Reclassification adjustment for gain included in net income	(1)	(14)	(27)	(146)

Total other comprehensive (loss) gain	(5,751)	5,221	(2,554)	(3,122)

Comprehensive income	$46,894	$99,969	$285,614	$452,949

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$288,168	$456,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	324,771	291,107
Loss on impairment of assets	109,462	—
Gain on disposition of assets	(7,612)	(2,789)
(Gain) loss on foreign currency forward exchange contracts	(6,736)	2,246
Deferred tax provision	(10,290)	43,414
Accretion of discounts on marketable securities	(257)	(584)
Stock-based compensation expense	2,559	2,627
Deferred income, net	49,013	(45,600)
Deferred expenses, net	(79,907)	20,441
Long-term employee remuneration programs	(4,799)	6,617
Other assets, noncurrent	197	(4,487)
Other liabilities, noncurrent	672	(51)
Proceeds from (payments for) settlement of foreign currency forward exchange contracts designated as accounting hedges	6,736	(2,246)
Bank deposits denominated in nonconvertible currencies	6,009	—
Other	1,636	1,418
Changes in operating assets and liabilities:
Accounts receivable	(48,258)	74,965
Prepaid expenses and other current assets	(10,686)	(327)
Accounts payable and accrued liabilities	40,326	25,583
Taxes payable	21,832	(10,505)

Net cash provided by operating activities	682,836	857,900

Investing activities:
Capital expenditures (including rig construction)	(1,024,325)	(740,460)
Proceeds from disposition of assets, net of disposal costs	16,756	3,357
Proceeds from sale and maturities of marketable securities	7,125,045	3,225,062
Purchases of marketable securities	(5,974,861)	(2,874,689)

Net cash provided by (used in) investing activities	142,615	(386,730)

Financing activities:
Repayment of long-term debt	(250,000)	—
Payment of dividends	(365,290)	(367,945)
Purchase of treasury stock	(87,756)	—
Other	(593)	137

Net cash used in financing activities	(703,639)	(367,808)

Net change in cash and cash equivalents	121,812	103,362
Cash and cash equivalents, beginning of period	347,011	335,432

Cash and cash equivalents, end of period	$468,823	$438,794

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

As of October 23, 2014, Loews Corporation owned 51.1 % of the outstanding shares of our common stock.

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

Cash and Cash Equivalents

We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. We had bank deposits denominated in Egyptian pounds totaling $7.3 million and $14.3 million at September 30, 2014 and December 31, 2013, respectively. However, the local currency is not readily convertible into U.S. dollars or other currencies at this time. While we believe that a portion of these amounts will be used to fund local obligations in Egyptian pounds in the short term, we have reported $6.7 million and $12.7 million as “Other assets” in our Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively.

The effect of exchange rate changes on cash balances held in foreign currencies was not material for each of the three-month and nine-month periods ended September 30, 2014 and 2013.

Marketable Securities

We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gain (loss),” or AOCGL, until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense) – Other, net.” See Note 6.

Derivative Financial Instruments

Our derivative financial instruments consist primarily of foreign currency forward exchange, or FOREX, contracts which we may designate as cash flow hedges. In accordance with GAAP, each derivative contract is stated in the balance sheet at its fair value with gains and losses reflected in the income statement except that, to the extent the derivative qualifies for and is designated as an accounting hedge, the gains and losses are reflected in income in the same period as offsetting gains and losses on the qualifying hedged positions. Designated hedges are expected to be highly effective, and therefore, adjustments to record the carrying value of the effective portion of our derivative financial instruments to their fair value are recorded as a component of AOCGL in our Consolidated Balance Sheets. The effective portion of the cash flow hedge will remain in AOCGL until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or it is determined that the hedged transaction will not occur. We report such realized gains and losses as a component of “Contract drilling, excluding depreciation” expense in our Consolidated Statements of Operations to offset the impact of foreign currency fluctuations in our expenditures in local foreign currencies in the countries in which we operate. See Note 12.

Adjustments to record the carrying value of the ineffective portion of our derivative financial instruments to fair value and realized gains or losses upon settlement of derivative contracts not designated as cash flow hedges are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations. See Notes 7 and 8.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the nine months ended September 30, 2014 and the year ended December 31, 2013, we capitalized $364.1 million and $302.0 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $100 million per project.

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

Impairment of Long-Lived Assets

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable (such as cold stacking a rig, the expectation of cold stacking a rig in the near term, a decision to retire or scrap a rig, or excess spending over budget on a newbuild, construction project or major rig upgrade). We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment. Our assumptions and estimates underlying this analysis include the following:

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

Based on these assumptions and estimates, we develop a matrix using several different utilization/dayrate scenarios, to each of which we have assigned a probability of occurrence. The sum of our utilization scenarios (which include active, warm stacked and cold stacked) and probability of occurrence scenarios equals 100% in the aggregate. We reevaluate these rigs annually, by updating the matrices for each rig and modifying our assumptions, giving consideration to the length of time the rig has been cold stacked, the current and expected market for the type of rig and expectations of future oil and gas prices. See Note 2.

Treasury Stock

We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the nine months ended September 30, 2014, we repurchased 1,895,561 shares of common stock at a cost of $87.8 million.

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. See Note 9. A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$25,707	$22,234	$93,600	$71,229
Capitalized interest	(16,329)	(20,541)	(47,544)	(53,516)

Total interest expense as reported	$9,378	$1,693	$46,056	$17,713

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the three-month and nine-month periods ended September 30, 2014, we recognized net foreign currency transaction gains (losses) of $0.4 million and $(3.7) million, respectively. For the three-month and nine-month periods ended September 30, 2013, we recognized net foreign currency transaction (losses) of $(4.6) million and $(3.9) million, respectively. See Note 7.

Revenue Recognition

We recognize revenue from dayrate drilling contracts as services are performed. In connection with such drilling contracts, we may receive fees (on either a lump-sum or dayrate basis) for the mobilization of equipment. We earn these fees as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each on a straight-line basis over the term of the related drilling contracts (which is the period we estimate to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently.

Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements. At times, we may be compensated by the customer for such work (on either a lump-sum or dayrate basis). These fees are generally earned as services are performed over the initial term of the related drilling contracts. We defer contract preparation fees received as well as direct and incremental costs associated with the contract preparation activities, and amortize each on a straight-line basis over the term of the related drilling contracts (which we estimate to be benefited from the contract preparation activity).

From time to time, we may receive fees from our customers for capital improvements to our rigs (on either a lump-sum or dayrate basis). We defer such fees received in “Accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets and recognize these fees into income on a straight-line basis over the period of the related drilling contract. We capitalize the costs of such capital improvements and depreciate them over the estimated useful life of the improvement.

We record reimbursements received for the purchase of supplies, equipment, personnel services and other services provided at the request of our customers in accordance with a contract or agreement, for the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-12, Compensation—Stock Compensation (Topic 718), or ASU 2014-12. The new standard amends existing standards to provide specific guidance on how to account for share-based payment awards that provide for the achievement of a performance target after an employee completes the requisite service period (e.g., the employee is eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved). ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We have completed our evaluation and have determined that the provisions of ASU 2014-12 do not apply to our current share-based compensation plans and adoption of ASU 2014-12 will not have an impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The new standard supersedes the industry-specific standards that currently exist under GAAP and provides a framework to address revenue recognition issues comprehensively for all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Under the new guidance, companies recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and may be adopted using a retrospective or modified retrospective approach. Early adoption is not permitted. We are currently evaluating the provisions of ASU 2014-09 and have not yet determined its impact on our financial position, results of operations or cash flows.

2. Asset Impairments

At September 30, 2014, we had four cold-stacked rigs, consisting of the Ocean New Era, the Ocean Epoch and the Ocean Whittington, all three of which were cold stacked and initially impaired in 2012, and the Ocean Vanguard, which was cold stacked in the third quarter of 2014. During the third quarter of 2014, we initiated a plan to retire and scrap the three rigs cold stacked in 2012, as well as the Ocean Concord and the Ocean Yatzy, which are currently idle in Brazil. We also initiated a plan to retire and scrap the Ocean Winner upon completion of its contract term in Brazil. In addition, we expect to cold stack the Ocean General and the Ocean Saratoga in the near term.

Using the undiscounted probability-weighted cash flow analysis described in Note 1, we determined that the carrying values of the six rigs to be retired and scrapped, or the Retirement Group, were impaired and that the carrying values of the Ocean Vanguard, the Ocean General and the Ocean Saratoga were not impaired. With regard to the Retirement Group, the fair values of five of the rigs were determined based on discussions with and a nonbinding quote received from a rig broker to scrap two of the rigs. We consider this to be a Level 3 fair value measurement due to the nonbinding nature of the quote, the significant level of estimation involved and the lack of transparency as to the inputs used. The fair value of the sixth rig in the Retirement Group, the Ocean Winner (which is under contract through March 2015) was determined using an income approach, which utilized significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the current contract, as well as the aforementioned scrap value quote.

As a result of our valuations, we recognized an impairment loss aggregating $109.5 million for the three-month and nine-month periods ended September 30, 2014. The aggregate fair value of the Retirement Group was $17.4 million at September 30, 2014 and is reported in “Drilling and other property and equipment, net of accumulated depreciation” in our Consolidated Balance Sheets. We did not record any impairment for the three-month and nine-month periods ended September 30, 2013. See Note 8.

Management’s assumptions are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported.

3. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Trade receivables	$519,796	$473,013
Value added tax receivables	15,184	19,407
Amounts held in escrow	8,974	3,066
Related party receivables	374	587
Other	155	622

	544,483	496,695
Allowance for bad debts	(27,094)	(27,340)

Total	$517,389	$469,355

We recorded $22.6 million in bad debt expense during the three-month and nine-month periods ended September 30, 2013, to reserve the outstanding accounts receivable balance for two of our customers. No additional allowances were deemed necessary for the three-month and nine-month periods ended September 30, 2014.

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Rig spare parts and supplies	$54,466	$52,439
Deferred mobilization costs	49,690	20,274
Prepaid insurance	20,251	12,503
Deferred tax assets	10,222	10,221
Prepaid taxes	44,376	42,058
FOREX contracts	46	1,562
Other	6,299	4,940

Total	$185,350	$143,997

Accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Rig operating expenses	$106,417	$87,307
Payroll and benefits	119,042	121,387
Deferred revenue	69,423	26,975
Accrued capital project/upgrade costs	102,340	86,274
Interest payable	47,177	28,324
Personal injury and other claims	9,036	9,687
FOREX contracts	3,518	1,143
Other	9,665	9,574

Total	$466,618	$370,671

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Accrued but unpaid capital expenditures at period end	$102,340	$74,308
Cash interest payments(1)	76,092	54,000
Cash income taxes paid, net of refunds:
U.S. federal	—	47,000
Foreign	59,299	62,951
State	149	190

(1)	Interest payments, net of amounts capitalized, were $38.9 million and $8.9 million for the nine months ended September 30, 2014 and 2013, respectively.

4. Stock-Based Compensation

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

In March 2014, we awarded 52,581 targeted performance RSUs, with a volume weighted average price of our common stock preceding the grant date of $47.52 per share, to our Chief Executive Officer, or CEO, in connection with his commencement of service with us on March 3, 2014, subject to stockholder approval of the Equity Plan. RSUs are contractual rights to receive shares of our common stock in the future if the applicable vesting conditions are met. Targeted RSUs will become earned RSUs upon achievement of certain performance goals as set forth in the award certificate. Earned RSUs granted to our CEO will vest in one-third increments annually, over three years, commencing on the first anniversary of his hire date, with the first year being prorated for the portion of 2014 during which he was employed.

Because the stock-based compensation awarded to our CEO is a fixed monetary amount at the date of grant (the target value of $3.0 million on a prorated basis) with variances based on actual achievement of a performance goal, the award is being recorded as a share-based liability. Compensation cost will be recognized over the requisite service period as specified in the award. In connection with the targeted RSUs granted in March 2014, we recognized $0.2 million and $0.5 million in compensation expense for the three-month and nine-month periods ended September 30, 2014, respectively. As of September 30, 2014, the targeted performance goal, as set forth in the award certificate, had not been met, but its achievement was deemed probable.

5. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income – basic and diluted numerator	$52,645	$94,748	$288,168	$456,071

Weighted average shares – basic (denominator):	137,146	139,035	137,582	139,034
Effect of dilutive potential shares Stock options and stock appreciation rights	1	30	3	38

Weighted average shares including conversions – diluted (denominator)	137,147	139,065	137,585	139,072

Earnings per share:
Basic	$0.38	$0.68	$2.09	$3.28

Diluted	$0.38	$0.68	$2.09	$3.28

The following table sets forth the share effects of stock options and the number of stock appreciation rights excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Employee and director:
Stock options	37	18	32	18
Stock appreciation rights	1,526	982	1,472	885

6. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 8.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2014
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$599,997	$(2)	$599,995
Mortgage-backed securities	142	6	148

Total	$600,139	$4	$600,143

	December 31, 2013
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,749,879	$(22)	$1,749,857
Mortgage-backed securities	188	8	196

Total	$1,750,067	$(14)	$1,750,053

Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from maturities	$1,325,000	$1,475,000	$7,125,000	$3,225,000
Proceeds from sales	12	25	45	62
Gross realized gains	—	—	—	—
Gross realized losses	—	(1)	—	(1)

7. Derivative Financial Instruments

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

During each of the nine-month periods ended September 30, 2014 and 2013, we settled FOREX contracts with aggregate notional values of approximately $233.9 million, of which the entire aggregate amounts were designated as a cash flow accounting hedge. During the nine-month periods ended September 30, 2014 and 2013, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.

The following table presents the aggregate amount of gain or loss recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month and nine-month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
	(In thousands)
Contract drilling expense	$1,729	$(5,018)	$6,736	$(2,246)

As of September 30, 2014, we had FOREX contracts outstanding in the aggregate notional amount of $132.9 million, consisting of $16.1 million in Australian dollars, $41.9 million in Brazilian reais, $52.3 million in British pounds sterling, $19.0 million in Mexican pesos and $3.6 million in Norwegian kroner. These contracts generally settle monthly through June 2015. As of September 30, 2014, all outstanding derivative contracts had been designated as cash flow hedges. See Note 8.

We have International Swap Dealers Association, or ISDA, contracts, which are standardized master legal arrangements that establish key terms and conditions, which govern certain derivative transactions. At September 30, 2014, all of our FOREX contracts were with two counterparties and were governed under such ISDA contracts. There are no requirements to post collateral under these contracts; however, they do contain credit-risk related contingent provisions including credit support provisions and the net settlement of amounts owed in the event of early terminations. Additionally, should our credit rating fall below a specified rating immediately following the merger of Diamond Offshore with another entity, the counterparty may require all outstanding derivatives under the ISDA contract to be settled immediately at current market value. Our ISDA arrangements also include master netting agreements to further manage counterparty credit risk associated with our FOREX contracts. We have elected not to offset the fair value amounts recorded for our FOREX contracts under these agreements in our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; however, there would have been no significant difference in our Consolidated Balance Sheets if the estimated fair values were presented on a net basis for these periods.

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at September 30, 2014 and December 31, 2013.

Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$46	$1,562	Accrued liabilities	$(3,518)	$(1,143)

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our derivative financial instruments designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
FOREX contracts:
Amount of gain (loss) recognized in AOCGL on derivative (effective portion)	$(6,505)	$2,486	$2,297	$(7,539)
Location of gain (loss) reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense	Contract drilling expense	Contract drilling expense
Amount of gain (loss) reclassified from AOCGL into income (effective portion)	$2,333	$(5,572)	$6,232	$(2,951)
Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(59)	$59	$(60)	$(59)
Treasury lock agreements:
Amount of gain recognized in AOCGL on derivative (effective portion)	—	—	—	—
Location of gain reclassified from AOCGL into income (effective portion)	Interest Expense	—	Interest Expense	—
Amount of gain reclassified from AOCGL into income (effective portion)	$2	$—	$6	$—

As of September 30, 2014, the estimated amount of net unrealized gains (losses) associated with our FOREX contracts and treasury lock agreements that will be reclassified to earnings during the next twelve months was $(3.4) million and $8,052, respectively. The net unrealized gains (losses) associated with these derivative financial instruments will be reclassified to contract drilling expense and interest expense, respectively. During the three-month and nine-month periods ended September 30, 2014 and 2013, we did not reclassify any amounts from AOCGL due to the probability of an underlying forecasted transaction not occurring.

8. Financial Instruments and Fair Value Disclosures

Financial instruments that potentially subject us to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash, trade accounts receivable and investments in debt securities, including residential mortgage-backed securities. We generally place our excess cash investments in U.S. government-backed short-term money market instruments through several financial institutions. At times, such investments may be in excess of the insurable limit. We periodically evaluate the relative credit standing of these financial institutions as part of our investment strategy.

Most of our investments in debt securities are U.S. government securities with minimal credit risk. However, we are exposed to market risk due to price volatility associated with interest rate fluctuations.

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. At September 30, 2014 and December 31, 2013, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government), or Petrobras, accounted for $123.7 million and $154.5 million, or 25% and 35%, respectively, of our total consolidated net trade accounts receivable balance.

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

In June 2014, we received $14.7 million from Niko Resources Ltd. pursuant to a settlement agreement entered into at the end of 2013 with respect to certain unpaid obligations under dayrate contracts. We recognized the entire $14.7 million as revenue in the second quarter of 2014, as revenue had not been previously recognized. At September 30, 2014, $40.3 million remained outstanding under the settlement agreement, payable at various times through March 2017.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at September 30, 2014 consisted of cash held in money market funds of $422.6 million, time deposits of $20.1 million and investments in U.S. Treasury securities of $600.0 million. Our Level 1 assets at December 31, 2013 consisted of cash held in money market funds of $281.3 million, time deposits of $30.0 million and investments in U.S. Treasury securities of $1,749.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities and over-the-counter FOREX contracts. Our residential mortgage-backed securities were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at September 30, 2014 consisted of nonrecurring measurements of six mid-water semisubmersible rigs for which we recorded an impairment loss during the third quarter of 2014. See Notes 1 and 2.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the nine-month periods ended September 30, 2014 and 2013.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to assets measured at fair value on a nonrecurring basis of $109.5 million during the three-month and nine-month periods ended September 30, 2014.

Assets and liabilities measured at fair value are summarized below:

	September 30, 2014
	Fair Value Measurements Using				Total Losses for Period Ended September 30, 2014
	Level 1	Level 2	Level 3	Assets at Fair Value	Three Months	Nine Months
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$1,042,736	$—	$—	$1,042,736
FOREX contracts	—	46	—	46
Mortgage-backed securities	—	148	—	148

Total assets	$1,042,736	$194	$—	$1,042,930

Liabilities:
FOREX contracts	$—	$(3,518)	$—	$(3,518)

Nonrecurring fair value measurements:
Assets:
Impaired assets	$—	$—	$17,442	$17,442	$109,462	$109,462

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$2,061,154	$—	$—	$2,061,154
FOREX contracts	—	1,562	—	1,562
Mortgage-backed securities	—	197	—	197

Total assets	$2,061,154	$1,759	$—	$2,062,913

Liabilities:
FOREX contracts	$—	$(1,143)	$—	$(1,143)

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

We consider our senior notes, including current maturities, to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at September 30, 2014 and December 31, 2013. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date. Fair values and related carrying values of our senior notes are shown below.

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
5.15% Senior Notes due 2014	$—	$—	$257.4	$250.0
4.875% Senior Notes due 2015	258.3	249.9	265.7	249.9
5.875% Senior Notes due 2019	567.5	499.6	578.1	499.6
3.45% Senior Notes due 2023	238.9	249.1	241.4	249.0
5.70% Senior Notes due 2039	522.3	497.0	543.1	496.9
4.875% Senior Notes due 2043	695.2	748.8	736.1	748.8

See Note 10 for further discussion of our senior notes.

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

9. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Drilling rigs and equipment	$8,681,571	$7,412,066
Construction work-in-progress	1,314,517	1,668,211
Land and buildings	66,620	65,627
Office equipment and other	69,673	65,799

Cost	10,132,381	9,211,703
Less: accumulated depreciation	(4,060,446)	(3,744,476)

Drilling and other property and equipment, net	$6,071,935	$5,467,227

Construction work-in-progress, including capitalized interest, at September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Ultra-deepwater drillships	$733,805	$868,908
Ultra-deepwater semisubmersible:
Ocean GreatWhite	207,345	195,578
Deepwater semisubmersibles:
Ocean Onyx	—	339,129
Ocean Apex	373,367	264,596

Total construction work-in-progress	$1,314,517	$1,668,211

At December 31, 2013, construction work-in-progress included an aggregate $583.3 million for the deepwater semisubmersible Ocean Onyx and the ultra-deepwater drillship Ocean Blackhawk, which were placed in service in January 2014 and February 2014, respectively, and are no longer reported as construction work-in-progress at September 30, 2014.

10. Credit Agreement and Senior Notes

We have a syndicated 5-Year Revolving Credit Agreement, or Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and swingline lender. Effective October 22, 2014, we entered into a commitment increase and extension agreement and third amendment to the Credit Agreement which, among other things, increased the aggregate commitment under the Credit Agreement from $1.0 billion to $1.5 billion and provided for an approximately seven-month extension of the maturity date for most of the lenders. In addition, pursuant to such amendment, subject to the conditions specified in the Credit Agreement, we have the option to increase the revolving commitments under the Credit Agreement by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request up to two additional one-year extensions of the maturity date. As so amended, the Credit Agreement provides for a $1.5 billion senior unsecured revolving credit facility for general corporate purposes, maturing on October 22, 2019, except for $40 million of commitments that mature on March 17, 2019. The entire amount of the facility is available, subject to its terms, for revolving loans. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans.

At September 30, 2014, we had no amounts outstanding under the Credit Agreement.

In September 2014, we repaid $250.0 million in aggregate principal amount of our 5.15% Senior Notes due September 1, 2014. Our 4.875% Senior Notes due July 1, 2015, or 2015 Senior Notes, in the aggregate principal amount of $250.0 million will mature on July 1, 2015. Accordingly, the aggregate $249.9 million accreted value of our 2015 Senior Notes has been presented as “Current portion of long-term debt” in our Consolidated Balance Sheets at September 30, 2014.

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

Asbestos Litigation. We are one of several unrelated defendants in lawsuits filed in Mississippi and Louisiana state courts alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The manufacture and use of asbestos-containing drilling mud had already ceased before we acquired any of the drilling rigs addressed in these lawsuits. We believe that we are not liable for the damages asserted and we expect to receive complete defense and indemnity with respect to many of the lawsuits from Murphy Exploration & Production Company pursuant to the terms of our 1992 asset purchase agreement with them. We also believe that we are not liable for the damages asserted in the remaining lawsuits pursuant to the terms of our 1989 asset purchase agreement with Diamond M Corporation, and we filed a declaratory judgment action in Texas state court against NuStar Energy LP, or NuStar, and Kaneb Management Co., L.L.C., or Kaneb, the successors to Diamond M Corporation, seeking a judicial determination that we did not assume liability for these claims. We obtained summary judgment from the Texas court on our claims in the declaratory judgment action, but NuStar and Kaneb appealed the Texas court’s decision, and the appellate court has remanded the case to the Texas court. We have filed an additional summary judgment motion in the case, and it remains pending. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that our ultimate liability, if any, resulting from this litigation will have a material effect on our consolidated financial condition, results of operations or cash flows.

We have been named in various other lawsuits or threatened actions that are incidental to the ordinary course of our business. We intend to defend these matters vigorously; however litigation is inherently unpredictable, and the ultimate outcome or effect of these lawsuits and actions cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of these lawsuits. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Brazilian Withholding Contingency. In July 2014, Petrobras notified us, along with other industry participants, that it is challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009. Petrobras has also notified us that, if Petrobras is ultimately assessed and must pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. We dispute any basis for Petrobras to obtain such reimbursement, and we have notified Petrobras of our position. If necessary, we intend to defend any reimbursement claims against us vigorously. We are currently unable to estimate the range of loss, if any, that we would incur if Petrobras is ultimately assessed such taxes and if it is determined that Petrobras is entitled to obtain reimbursement from us. If Petrobras is assessed such taxes and we are ultimately required to pay such reimbursement, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.

NPI Arrangement. We received customer payments measured by a percentage net profits interest (primarily of 27%) under an overriding royalty interest in certain developmental oil-and-gas producing properties, or NPI, which we believe is a real property interest. Our drilling program related to the NPI was completed in 2011, and the balance of the amounts due to us under the NPI was received in 2013. However, the customer who conveyed the NPI to us filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in August 2012. Certain parties (including the debtor) in the bankruptcy proceedings questioned whether our NPI, and certain amounts we received under it since the filing of the bankruptcy, should be included in the debtor’s estate under the bankruptcy proceeding. In 2013, we filed a declaratory judgment action in the bankruptcy court seeking a declaration that our NPI, and payments that we received from it since the filing of the bankruptcy, are not part of the bankruptcy estate. We agreed to a settlement with the company that purchased most of the debtor’s assets (including the debtor’s claims against our NPI) whereby the nature of our NPI will not be challenged by that party and our declaratory judgment action was dismissed. Absent any challenge by the bankruptcy trustee or certain intervenors, we expect the bankruptcy proceedings to be concluded with no further impact to us.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2014, our estimated liability for personal injury claims was $38.1 million, of which $8.6 million and $29.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2013, our estimated liability for personal injury claims was $35.5 million, of which $9.5 million and $26.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations

Ultra-Deepwater Floater Construction. The Ocean GreatWhite, a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig, is under construction in South Korea at an estimated cost of $755 million, including shipyard costs, capital spares, commissioning, project management and shipyard supervision. The contracted price to Hyundai Heavy Industries Co., Ltd., or Hyundai, totaling $628.5 million is payable in two installments, of which the first installment of $188.6 million has been paid. The final installment of $439.9 million is due upon delivery of the rig, which is expected to occur in the first quarter of 2016.

Drillship Construction. At September 30, 2014, we had three remaining ultra-deepwater drillships under construction at Hyundai for an estimated aggregate cost of $1.9 billion, including shipyard costs, commissioning, capital spares and project management costs. The contracted price of each drillship is payable to Hyundai in two installments, with final payment due on delivery of each drillship. We have paid the first installment for each of our drillships currently under construction, aggregating $493.2 million. The Ocean BlackHornet and Ocean BlackRhino are expected to be delivered in the fourth quarter of 2014, and the Ocean BlackLion is expected to be delivered in the first quarter of 2015, at which times approximately $390 million will be payable to Hyundai for each rig.

Ocean Apex Construction. We are obligated under a vessel modification agreement with Jurong Shipyard Pte Ltd., or Jurong, for the construction of the Ocean Apex, a moored semisubmersible deepwater rig, which is expected to be delivered in the fourth quarter of 2014 at an aggregate cost of approximately $370.0 million, including shipyard costs, commissioning, capital spares and project management costs. The contracted price due to Jurong is payable in 12 installments based on the occurrence of certain events as detailed in the vessel modification agreement. We have paid the first eight installments, in the aggregate amount of $87.8 million. The remaining $47.3 million in aggregate milestone payments are payable to Jurong during the remainder of 2014 as construction milestones are met. In addition, we have executed approximately $10.2 million in change orders to the shipyard contract, of which $8.3 million remains payable to Jurong during the remainder of 2014 as projects are completed.

At September 30, 2014 and December 31, 2013, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Letters of Credit and Other. We were contingently liable as of September 30, 2014 in the amount of $99.7 million under certain performance, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $92.0 million of performance, supersedeas and customs bonds can require collateral at any time. As of September 30, 2014, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

12. Accumulated Other Comprehensive Gain (Loss)

The components of our AOCGL and related changes thereto are as follows:

	Unrealized Gain (Loss) on
	Derivative Financial Instruments	Marketable Securities	Total AOCGL
	(In thousands)
Balance at January 1, 2014	$357	$(7)	$350
Change in other comprehensive gain (loss) before reclassifications, after tax of $(805) and $(16)	1,492	36	1,528
Reclassification adjustments for items included in Net Income, after tax of $2,183 and $7	(4,055)	(27)	(4,082)

Balance at September 30, 2014	$(2,206)	$2	$(2,204)

The following table presents the line items in our Consolidated Statements of Operations affected by reclassification adjustments out of AOCGL.

Major Category of AOCGL	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Operations Line Items
	2014	2013	2014	2013
	(In thousands)
Derivative Financial Instruments:
Unrealized (gain) loss on FOREX contracts	$(2,333)	$5,572	$(6,232)	$2,951	Contract drilling, excluding depreciation
Unrealized (gain) loss on Treasury Lock Agreements	(2)	—	(6)	—	Interest expense
	817	(1,950)	2,183	(1,033)	Income tax expense

	$(1,518)	$3,622	$(4,055)	$1,918	Net of tax

Marketable Securities:
Unrealized (gain) loss on marketable securities	$(1)	$(15)	$(34)	$(165)	Other, net
	—	1	7	19	Income tax expense

	$(1)	$(14)	$(27)	$(146)	Net of tax

13. Segments and Geographic Area Analysis

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

Revenues from contract drilling services by equipment type are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Floaters:
Ultra-Deepwater	$313,124	$195,215	$701,574	$617,673
Deepwater	111,372	147,333	378,470	495,858
Mid-Water	258,028	297,368	844,909	891,449

Total Floaters	682,524	639,916	1,924,953	2,004,980
Jack-ups	45,364	50,825	137,797	130,632

Total contract drilling revenues	727,888	690,741	2,062,750	2,135,612
Revenues related to reimbursable expenses	9,794	15,424	76,600	58,312

Total revenues	$737,682	$706,165	$2,139,350	$2,193,924

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2014, our actively-marketed drilling rigs were en route to or located offshore nine countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
United States	$83,300	$69,627	$326,808	$253,654
International:
South America	294,246	311,708	844,242	896,029
Europe/Africa/Mediterranean	135,286	185,335	395,602	559,290
Australia/Asia	162,929	88,054	393,248	333,728
Mexico	61,921	51,441	179,450	151,223

Total revenues	$737,682	$706,165	$2,139,350	$2,193,924

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

Tax Returns and Examinations. We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In several of these jurisdictions, tax years remain subject to examination and/or we are currently under audit or we have assessments that we are disputing.

Egypt Tax Jurisdiction. During 2013, we were under audit by the Egyptian tax authorities for the tax years 2006 through 2010. In 2013, after receiving notification that the Egyptian government had concluded the income tax audit for the period 2006 to 2008 and proposed a $1.2 billion increase to taxable income, we accrued an additional $56.9 million of expense for uncertain tax positions in Egypt for all open years. During the first quarter of 2014, we settled certain disputes for the years 2006 through 2008 with the Egyptian tax authorities, which resulted in an aggregate $17.2 million reduction in tax expense, comprised of a $23.2 million reversal of uncertain tax positions, partially offset by $6.0 million in current income tax expense. One issue for the 2006 through 2008 period remains open, which we appealed. During the second quarter of 2014, the Appeals Committee in Egypt issued a decision regarding this open item, with which we disagree. We have filed an objection with the Egyptian courts and continue to dispute the matter. We have also sought assistance from an agency of the U.S. Treasury Department, pursuant to international tax treaties, and continue to believe that our position will, more likely than not, be sustained. However, if our position is not sustained, tax expense and related penalties would increase by approximately $50 million related to this issue for the 2006 through 2008 tax years as of September 30, 2014.

Brazil Tax Jurisdiction. In December 2009, we received an assessment of approximately $26.0 million for the years 2004 and 2005, including interest and penalty. We contested the tax assessment in 2010 and, during the third quarter of 2014, received a favorable court decision resulting in the closure of the 2004 and 2005 tax years. As a consequence, we reversed our $14.0 million reserve for this uncertain tax position, of which $3.5 million is interest and $4.4 million is penalty.

Mexico Tax Jurisdiction. Due to the 2014 expiration of the statute of limitations in Mexico for the 2008 tax year for one of our subsidiaries operating in Mexico, we reversed our $8.0 million accrual for an uncertain tax position, of which $2.7 million is interest and $1.1 million is penalty.

Malaysia Tax Jurisdiction. During the third quarter of 2014 we received final approval from the Malaysian tax authorities for the settlement of tax liabilities and penalties for the years 2003 through 2008 resulting in the reversal of a $14.2 million reserve for uncertain tax positions for these years, of which $5.3 million is penalty.

United Kingdom Tax Jurisdiction. The U.K. Finance Act of 2014, or the Finance Act, was enacted in July 2014 with an effective date retroactive to April 1, 2014. Certain provisions of the Finance Act will limit the amount of tax deductions available with respect to our rigs working in the United Kingdom, or U.K., under bareboat charter arrangements, which has caused our expected tax expense for the full year of 2014 to increase by approximately $26 million. We are actively reviewing various alternative arrangements under which our U.K. rigs could operate in order to minimize the impact of this legislative change in future years.

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

We are a leader in offshore drilling, providing contract drilling services to the energy industry around the globe with a fleet of 38 offshore drilling rigs, excluding six of our mid-water semisubmersible rigs that we plan to retire and scrap. These retired units include the Ocean Epoch, Ocean New Era and Ocean Whittington, which are currently cold stacked, and the Ocean Concord and Ocean Yatzy, which are currently idle in Brazil. The Ocean Winner will be retired and scrapped after completion of its current contract term in Brazil in early 2015. Excluding the retired units, our current fleet consists of 27 semisubmersibles, two of which are under construction, six jack-ups and five dynamically-positioned drillships, three of which are under construction. In addition to the three cold-stacked rigs to be scrapped, we have one additional cold-stacked semisubmersible rig, located in the North Sea.

During the final quarter of 2014, we expect to take delivery of the deepwater semisubmersible Ocean Apex. During the same period, we expect to take delivery of the two ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackRhino, which are expected to depart for the U.S. Gulf of Mexico, or GOM, by the end of the year. Our last ultra-deepwater drillship under construction, the Ocean BlackLion, and the harsh environment, ultra-deepwater semisubmersible Ocean GreatWhite are expected to be delivered in 2015 and 2016, respectively.

We have recently entered into term drilling contracts for the employment of our newbuild ultra-deepwater drillships Ocean BlackRhino and Ocean BlackLion in the GOM. The contracts have been signed and become effective upon our customer obtaining full project sanction from partners. Once the contracts become effective, the Ocean BlackLion is expected to commence operations in the fourth quarter of 2015 under a four-year commitment, and the Ocean BlackRhino is expected to begin working in the fourth quarter of 2016 under a three-year commitment. For each unit, the contract operating dayrate is $400,000 per day. With these contracts, all of our newbuild rigs have now been contracted for future work.

In addition, the Ocean Patriot completed its North Sea enhancement project and contract preparation work in mid-October 2014 and is ready to begin operations, pending weather conditions in the North Sea. The Ocean Apex is expected to commence drilling operations in Vietnam in early 2015. The Ocean Confidence is currently undergoing a service-life-extension project in the Canary Islands and is expected to be available for drilling service early in the second quarter of 2015.

Market Overview

The offshore drilling industry has experienced increasingly adverse market conditions, generally resulting in reduced demand for offshore drilling rigs by our customers and an oversupply of rigs available for charter. We expect these conditions to continue at least for the near term and possibly longer. These adverse conditions are the result of numerous factors, including numerous newbuilds entering the market, increased sublet activity by operators who have contracted rigs for periods greater than the requirements of their current drilling programs, a general reduction in offshore exploration budgets by oil and gas companies, declining commodity and petroleum product prices and increased regulatory requirements. In declining markets, rig tenders by our customers may be for shorter terms or on a well-to-well basis and increased competition for the tenders may drive down contract dayrates. It is also not unusual for adverse market conditions to result in the migration of some ultra-deepwater rigs to work in deepwater and, likewise, some deepwater rigs to compete against mid-water units, or even ultra-deepwater rigs to work in some mid-water markets. This could continue to have an adverse impact on our lower specification mid-water rigs, as indicated by the retirement and scrapping of six of our mid-water semisubmersible rigs as described above. Industry analysts predict dayrates to decline further as competition to keep rigs active continues to intensify, particularly in the GOM and West Africa markets, and also predict depressed market conditions to continue through at least 2015 and likely into 2016.

Although these general market conditions impact all segments of the offshore drilling market, the following discussion addresses market conditions within segments of the floater market.

Floater Markets

Ultra-Deepwater and Deepwater Floaters. Globally, the ultra-deepwater and deepwater floater markets have continued to weaken. The continuing oversupply of rigs and stagnating demand have resulted in further decline in dayrates, the stacking of rigs in all asset classes and the anticipated scrapping of some older, lower specification rigs. During the first three quarters of 2014, there have been few bidding opportunities, and the outlook for the remainder of the year and into 2015 remains pessimistic. Competition for a limited number of jobs has been intense, with numerous offshore drillers vying for the same opportunities and with some competitors bidding multiple rigs on the same bid.

Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. As of the date of this report, based on industry data, there are approximately 62 competitive, or non-owner-operated, newbuild floaters on order, and an estimated 29 additional rigs potentially to be built on behalf of Petróleo Brasileiro S.A., or Petrobras, which is currently our largest single customer based on annual consolidated revenues. Based on industry reports, of the competitive rigs, 21 of the 39 newbuilds scheduled for delivery in the fourth quarter of 2014 and in 2015, as well as nine of the 14 newbuilds scheduled for delivery in 2016, are not yet contracted for future work. Seven of the eight newbuilds scheduled for delivery in 2017, as well as the one newbuild on order for delivery in 2018, have also not yet been contracted. The influx of newbuilds into the market, combined with established rigs coming off contract during 2014 and 2015, is expected to contribute to the further weakening of the ultra-deepwater and deepwater floater markets.

Mid-Water Floaters. Conditions in the mid-water market have varied by region, but have generally been adversely impacted by lower demand, the waterfall effect of declining dayrates in the ultra-deepwater and deepwater markets, the challenges experienced by lower specification units in this segment as a result of growing regulatory demands and more complex customer specifications, and the migration of some deepwater and ultra-deepwater units to compete against mid-water units. As higher specification rigs take the place of lower specification units, some lower specification rigs are expected to be cold stacked or ultimately scrapped.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2014 through 2020.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of October 21, 2014, February 5, 2014 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2013), and October 23, 2013 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts, except as indicated in the footnotes to the tables below),) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 21, 2014	February 5, 2014	October 23, 2013
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)	$6,090,000	$4,111,000	$4,306,000
Deepwater(2)	773,000	794,000	862,000
Mid-Water (3)	1,149,000	1,744,000	1,997,000

Total Floaters	8,012,000	6,649,000	7,165,000
Jack-ups	180,000	180,000	188,000

Total	$8,192,000	$6,829,000	$7,353,000

(1)	Contract drilling backlog as of October 21, 2014 for our ultra-deepwater floaters includes (i) $1.8 billion attributable to our contracted operations offshore Brazil for the years 2014 to 2018, including $498.0 million attributable to a contract extension for the Ocean Valor for which we have received approval from the Petrobras board of directors, pending execution of a formal contract; (ii) $904.0 million attributable to future work for the Ocean BlackHornet, which is under construction, for the years 2014 to 2020; (iii) $584.0 million attributable to future work for the Ocean BlackRhino, which is under construction, for the years 2015 to 2019, including $438.0 million attributable to a term drilling contract with Hess, subject to project partner approval; (iv) $584.0 million attributable to future work for the Ocean BlackLion, which is under construction, for the years 2015 to 2019 attributable to a term drilling contract with Hess, subject to project partner approval; and (v) $641.0 million attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction, for the years 2016 to 2019.
(2)	Contract drilling backlog as of October 21, 2014 for our deepwater floaters includes (i) $229.0 million attributable to our contracted operations offshore Brazil for the years 2014 to 2016 and (ii) $51.0 million for the years 2014 to 2015 attributable to future work for the Ocean Apex, which is under construction.
(3)	Contract drilling backlog as of October 21, 2014 for our mid-water floaters includes $88.0 million attributable to our contracted operations offshore Brazil for the years 2014 to 2015.

The following table reflects the amount of our contract drilling backlog by year as of October 21, 2014.

	For the Years Ending December 31,
	Total	2014 (1)	2015	2016	2017 - 2020
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)	$6,090,000	$271,000	$1,523,000	$1,212,000	$3,084,000
Deepwater(3)	773,000	121,000	398,000	208,000	46,000
Mid-Water (4)	1,149,000	239,000	496,000	219,000	195,000

Total Floaters	8,012,000	631,000	2,417,000	1,639,000	3,325,000
Jack-ups	180,000	39,000	109,000	32,000	—

Total	$8,192,000	$670,000	$2,526,000	$1,671,000	$3,325,000

(1)	Represents a three-month period beginning October 1, 2014.
(2)	Contract drilling backlog as of October 21, 2014 for our ultra-deepwater floaters includes (i) $113.0 million, $570.0 million and $447.0 million for the years 2014, 2015 and 2016, respectively, and $681.0 million in the aggregate for the years 2017 to 2018, attributable to our contracted operations offshore Brazil, including $33.0 million and $167.0 million for 2015 and 2016, respectively, and $298.0 million in the aggregate for the years 2017 to 2018 related to a contract extension for the Ocean Valor for which we have received approval from the Petrobras board of directors, pending execution of a formal contract; (ii) $149.0 million and $181.0 million for the years 2015 and 2016, respectively, and $574.0 million in the aggregate for the years 2017 to 2020, attributable to future work for the Ocean BlackHornet, which is under construction; (iii) $146.0 million and $6.0 million for 2015 and 2016, respectively, and $432.0 million in the aggregate for the years 2017 to 2019, respectively, attributable to future work for the Ocean BlackRhino, which is under construction, including an aggregate $438.0 million in the years 2016 to 2019 attributable to a term drilling contract with Hess, subject to project partner approval; (iv) $6.0 million and $146.0 million for the years 2015 and 2016, respectively, and $432.0 million in the aggregate for the years 2017 to 2019 attributable to future work for the Ocean BlackLion, which is under construction, attributable to a term drilling contract with Hess, subject to project partner approval; and (v) $107.0 million for the year 2016 and $534.0 million in the aggregate for the years 2017 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.
(3)	Contract drilling backlog as of October 21, 2014 for our deepwater floaters includes (i) $33.0 million, $134.0 million and $62.0 million for the years 2014, 2015 and 2016, respectively, attributable to our contracted operations offshore Brazil and (ii) $8.0 million and $43.0 million for the years 2014 and 2015, respectively, attributable to future work for the Ocean Apex, which is under construction.
(4)	Contract drilling backlog as of October 21, 2014 for our mid-water floaters includes $51.0 million and $37.0 million for the years 2014 and 2015, respectively, attributable to our contracted operations offshore Brazil.

The following table reflects the percentage of rig days committed by year as of October 21, 2014. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackHornet, Ocean Apex, Ocean BlackRhino, Ocean BlackLion and Ocean GreatWhite, all of which are under construction.

	For the Years Ending December 31,
	2014 (1)	2015	2016	2017 - 2020
Rig Days Committed (2)
Floaters:
Ultra-Deepwater	88%	91%	71%	36%
Deepwater	59%	40%	21%	1%
Mid-Water	56%	28%	12%	3%
All Floaters	66%	51%	34%	14%
Jack-ups	66%	39%	11%	—

(1)	Represents a three-month period beginning October 1, 2014.
(2)	As of October 21, 2014, includes approximately 276, 726 and 582 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days, for the remainder of 2014 and for the years 2015 and 2016, respectively.

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

In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require shipyard time, except for rigs older than 15 years that are located in the United Kingdom, or U.K., sector of the North Sea.

During the remainder of 2014, we expect to spend an additional approximately 276 days for intermediate surveys, the mobilization of rigs, contract acceptance testing and extended maintenance projects, excluding days associated with commissioning and contract preparation work for the Ocean BlackHornet, Ocean BlackRhino and Ocean Apex, which are currently under construction. This planned downtime includes days associated with the continuance of a North Sea upgrade for the Ocean Valiant (approximately 91 days in 2014) and the service-life-extension project for the Ocean Confidence (approximately 91 days in 2014), which are expected to be completed in the first quarter and second quarter of 2015, respectively. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. During the first quarter of 2014, we ceased capitalization of interest related to the construction of the Ocean Onyx and Ocean BlackHawk as a result of the completion of these projects, but will continue to capitalize interest for our remaining three drillships under construction, the Ocean Apex and the Ocean GreatWhite. Capitalization of interest will continue for these construction projects until such time, after the delivery of each rig, that activities related to making each respective vessel ready for service are no longer ongoing. As of the date of this report, we expect to cease capitalization of interest during the fourth quarter of this year for two of our drillships under construction, the Ocean BlackHornet and the Ocean BlackRhino, and for the Ocean Apex.

Consequently, we expect our reported interest expense to increase in 2014, compared to the previous year, as a result of fewer projects qualifying for capitalization of interest in 2014, combined with the impact of additional interest expense associated with our debt issuances during the fourth quarter of 2013.

U.K. Finance Act. The U.K. Finance Act of 2014, or the Finance Act, was enacted in July 2014 with an effective date retroactive to April 1, 2014. Certain provisions of the Finance Act will limit the amount of tax deductions available with respect to our rigs working in the U.K. under bareboat charter arrangements, which has caused our expected tax expense for the full year of 2014 to increase by approximately $26 million. We are actively reviewing various alternative arrangements under which our U.K. rigs could operate in order to minimize the impact of this legislative change in future years.

Impact of Changes in Tax Laws or Their Interpretation. We operate through our various subsidiaries in a number of countries throughout the world. As a result, we are subject to highly complex tax laws, treaties and regulations in the jurisdictions in which we operate, which may change and are subject to interpretation. Changes in laws, treaties and regulations and the interpretation of such laws, treaties and regulations may put us at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.

For example, Petrobras has notified us, along with other industry participants, that it is challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009. Petrobras has also notified us that if Petrobras is ultimately assessed and must pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. We dispute any basis for Petrobras to obtain such reimbursement, and we have notified Petrobras of our position. If necessary, we intend to defend vigorously any reimbursement claims against us. We are currently unable to estimate the range of loss, if any, that we would incur if Petrobras is ultimately assessed such taxes and if it is determined that Petrobras is entitled to obtain reimbursement from us. If Petrobras is assessed such taxes and we are ultimately required to pay such reimbursement, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows. See Note 11 “Commitments and Contingencies” to our Consolidated Financial Statements included in Item 1 of Part I of this report.

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to these policies during the nine months ended September 30, 2014.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	638	596	1,570	1,794
Deepwater	313	357	937	1,230
Mid-Water	974	1,037	3,110	3,136
Jack-ups	457	542	1,422	1,459
UTILIZATION (2)
Floaters:
Ultra-Deepwater	77%	81%	65%	82%
Deepwater	57%	78%	58%	90%
Mid-Water	59%	63%	63%	64%
Jack-ups	83%	84%	79%	76%
AVERAGE DAILY REVENUE (3)
Floaters:
Ultra-Deepwater	$441,500	$325,600	$413,300	$341,900
Deepwater	345,700	413,300	394,000	403,200
Mid-Water	263,400	281,900	268,400	271,600
Jack-ups	98,900	93,100	96,100	89,100

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs, but excluding rigs under construction). As of September 30, 2014, four of our mid-water semisubmersible drilling rigs (Ocean New Era, Ocean Epoch, Ocean Whittington and Ocean Vanguard) were cold stacked.
(3)	Average daily revenue is defined as contract drilling revenue for all of the specified rigs in our fleet (excluding revenues for mobilization, demobilization and contract preparation) per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$313,124	$195,215	$701,574	$617,673
Deepwater	111,372	147,333	378,470	495,858
Mid-Water	258,028	297,368	844,909	891,449

Total Floaters	682,524	639,916	1,924,953	2,004,980
Jack-ups	45,364	50,825	137,797	130,632

Total Contract Drilling Revenue	$727,888	$690,741	$2,062,750	$2,135,612

Revenues Related to Reimbursable Expenses	$9,794	$15,424	$76,600	$58,312
CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$157,655	$139,689	$403,512	$403,612
Deepwater	72,367	74,609	225,957	191,171
Mid-Water	132,340	165,518	415,317	448,417

Total Floaters	362,362	379,816	1,044,786	1,043,200
Jack-ups	28,056	28,685	85,936	85,729
Other	9,384	10,987	34,246	34,689

Total Contract Drilling Expense	$399,802	$419,488	$1,164,968	$1,163,618

Reimbursable Expenses	$9,437	$14,904	$75,393	$56,998
OPERATING INCOME
Floaters:
Ultra-Deepwater	$155,469	$55,526	$298,062	$214,061
Deepwater	39,005	72,724	152,513	304,687
Mid-Water	125,688	131,850	429,592	443,032

Total Floaters	320,162	260,100	880,167	961,780
Jack-ups	17,308	22,140	51,861	44,903
Other	(9,384)	(10,987)	(34,246)	(34,689)
Reimbursable expenses, net	357	520	1,207	1,314
Depreciation	(108,854)	(97,143)	(324,771)	(291,107)
General and administrative expense	(18,604)	(15,240)	(61,909)	(48,490)
Bad debt expense	—	(22,563)	—	(22,563)
(Loss) gain on disposition of assets	(1,107)	525	7,612	2,789
Impairment of assets	(109,462)	—	(109,462)	—

Total Operating Income	$90,416	$137,352	$410,459	$613,937

Other income (expense):
Interest income	86	136	644	1,024
Interest expense	(9,378)	(1,693)	(46,056)	(17,713)
Foreign currency transaction gain (loss)	425	(4,556)	(3,724)	(3,949)
Other, net	90	326	598	746

Income before income tax expense	81,639	131,565	361,921	594,045
Income tax expense	(28,994)	(36,817)	(73,753)	(137,974)

NET INCOME	$52,645	$94,748	$288,168	$456,071

The following is a summary as of the date of this report of the most significant transfers of our rigs during 2014 and 2013 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters:
Ocean Confidence	Ultra-Deepwater	Congo to Angola	January 2013
Ocean Confidence	Ultra-Deepwater	Angola to Cameroon	February 2014
Ocean Endeavor	Ultra-Deepwater	Egypt to Romania	February 2014
Ocean BlackHawk	Ultra-Deepwater	South Korea to GOM (initial mobilization)	February 2014
Ocean Confidence	Ultra-Deepwater	Cameroon to Canary Islands (life-extension project)	April 2014
Ocean Clipper	Ultra-Deepwater	Brazil to Colombia	June 2014
Ocean Monarch	Ultra-Deepwater	Indonesia to Malaysia (shipyard project)	September 2014

Ocean America	Deepwater	Australia to Singapore (shipyard survey)	July 2013
Ocean Valiant	Deepwater	Cameroon to Canary Islands (shipyard survey)	October 2013
Ocean America	Deepwater	Singapore to Australia	November 2013
Ocean Onyx	Deepwater	Placed in service (GOM)	January 2014
Ocean Star	Deepwater	Brazil to GOM (in transit)	September 2014

Ocean Lexington	Mid-Water	Brazil to Trinidad	March 2013
Ocean Patriot	Mid-Water	Vietnam to Philippines	May 2013
Ocean Saratoga	Mid-Water	GOM to Nicaragua	August 2013
Ocean Quest	Mid-Water	Brazil to Malaysia	November 2013
Ocean Patriot	Mid-Water	Philippines to Singapore (shipyard upgrade)	November 2013
Ocean Saratoga	Mid-Water	Nicaragua to GOM	December 2013
Ocean General	Mid-Water	Vietnam to Indonesia	March 2014
Ocean Quest	Mid-Water	Malaysia to Vietnam	May 2014
Ocean Patriot	Mid-Water	Singapore to U.K.	June 2014
Ocean Vanguard	Mid-Water	Norway to U.K. (cold stacked July 2014)	June 2014
Ocean General	Mid-Water	Indonesia to Malaysia	September 2014

Jack-ups:
Ocean Titan	Jack-up	Mexico to GOM	June 2014
Ocean Spartan	Jack-up	Sold	June 2014

Overview

Three Months Ended September 30, 2014 and 2013

Operating Income. Operating income decreased $46.9 million, or 34%, during the third quarter of 2014, compared to the same period of 2013, primarily due to a $109.5 million impairment loss recognized in the third quarter of 2014 related to six mid-water semisubmersible rigs that we plan to retire and scrap and higher depreciation ($11.7 million) and general and administrative ($3.4 million) expenses. Depreciation expense increased during the current year quarter, primarily due to a higher depreciable asset base in 2014, compared to 2013, that includes the Ocean Onyx and Ocean BlackHawk, which were placed in service during the first quarter of 2014. General and administrative expense for the third quarter of 2014 reflects higher compensation and professional services costs than those incurred during the prior year quarter.

These unfavorable results were partially offset by a $37.1 million, or 5%, increase in contract drilling revenue due to $117.9 million in incremental revenue earned by our ultra-deepwater floaters, partially offset by an $80.8 million reduction in revenue earned by our other rig classes in the aggregate during the third quarter of 2014, compared to the prior year quarter. Additionally, fleet-wide contract drilling expense decreased by an aggregate of $19.7 million, or 5%, as a result of reductions in aggregate expenses for labor and personnel ($6.6 million), repairs and maintenance ($6.1 million), freight ($3.3 million), agency fees ($2.5 million) and other rig operating costs ($1.2 million).

Bad Debt Expense. During the third quarter of 2013, based on our assessment of the financial condition of two of our customers, Niko Resources Ltd., or Niko, and OGX Petróleo e Gás Ltda. and our expectations regarding the probability of collection of amounts due to us from them, we recorded $22.5 million in bad debt expense to fully reserve all outstanding receivables they owed us at June 30, 2013.

Impairment of Assets. During the third quarter of 2014, our management adopted a plan to scrap six of our mid-water semisubmersibles. As a result of this decision, we recognized an impairment loss of $109.5 million during the quarter to write down the aggregate net book value of these rigs to their estimated recoverable amounts.

Interest Expense. Interest expense increased $7.8 million during the third quarter of 2014, compared to the same period in 2013, primarily due to incremental interest expense of $10.3 million related to $1.0 billion in senior unsecured notes that we issued in November 2013, combined with a decrease in capitalized interest of $4.2 million due to the completed construction of the Ocean BlackHawk and Ocean Onyx in 2014. The increase in interest expense was partially offset by the reversal of $6.2 million of interest expense in the current year quarter associated with changes in uncertain tax positions in the Brazil and Mexico tax jurisdictions.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2014 was 35.5%, compared to a 28.0% effective tax rate for the three months ended September 30, 2013. The higher effective tax rate in the 2014 period compared to the same period in 2013 was due to differences in the mix of our domestic and international pre-tax earnings and losses, our $109.5 million current period asset impairment (the majority of which related to rigs owned by our foreign subsidiary for which no tax benefit was recognized) and higher U.K. income taxes associated with the July 2014 enactment of the U.K. Finance Act of 2014, which has an effective date retroactive to April 1, 2014. The reversal during the 2014 period of $31.2 million of reserves for uncertain tax positions in various foreign jurisdictions, which were settled in our favor or for which the statute of limitations had expired, was partially offsetting.

Nine Months Ended September 30, 2014 and 2013

Operating Income. Operating income decreased $203.5 million, or 33%, during the first nine months of 2014, compared to the same period of 2013, primarily due to a $72.9 million, or 3%, reduction in contract drilling revenue combined with the negative effect of a $109.5 million impairment loss recognized in the third quarter of 2014 and higher depreciation ($33.7 million), general and administrative ($13.4 million) and contract drilling ($1.4 million) expenses. During the first nine months of 2014, we recognized incremental depreciation expense attributable to a higher depreciable asset base in 2014, compared to 2013, and incurred higher general and administrative costs, primarily for employee compensation and professional fees. We recognized $22.6 million in bad debt expense during the first nine months of 2013.

Contract drilling revenue for our deepwater and mid-water fleets decreased $117.4 million and $46.5 million, respectively, during the first nine months of 2014, compared to the same period of 2013, primarily as a result of an aggregate of 319 fewer revenue earning days, lower average daily revenue earned and lower mobilization and contract preparation fees earned by our mid-water floaters during the current year period. In contrast, contract drilling revenue earned by our ultra-deepwater floaters and jack-up rigs increased by an aggregate of $83.9 million and $7.2 million, respectively, during the first nine months of 2014, compared to the prior year period, primarily due to higher average daily revenue earned by both our ultra-deepwater and jack-up fleets, combined with the effect of higher mobilization and contract preparation fees earned by our ultra-deepwater floaters. These favorable revenue variances for our ultra-deepwater floaters and jack-up rigs were partially offset by the impact of an aggregate 261-day reduction in revenue earning days during the first nine months of 2014, compared to the same period in 2013.

Bad Debt Expense. We recorded $22.6 million in bad debt expense during the third quarter of 2013 to fully reserve all outstanding receivables owed to us at June 30, 2013 by two of our customers based on our assessment of their financial condition and our expectations regarding the probability of collection of amounts due to us from them.

Interest Expense. Interest expense increased $28.3 million during the nine-month period ended September 30, 2014, compared to the same period in 2013, primarily due to incremental interest expense of $33.1 million related to our November 2013 debt issuance, combined with a decrease in capitalized interest of $6.0 million as a result of rig construction projects completed in 2014. The increase in interest expense was partially offset by the reversal of $6.2 million of interest expense in the first nine months of 2014 associated with changes in uncertain tax positions in the Brazil and Mexico tax jurisdictions, combined with the absence of $3.4 million of interest expense recognized in the prior year period associated with changes in uncertain tax positions in the Mexico tax jurisdiction.

Income Tax Expense. Our effective tax rate for the nine months ended September 30, 2014 was 20.4%, compared to a 23.2% effective tax rate for the nine months ended September 30, 2013. The lower effective tax rate in the current year period was primarily due to the reversal of $54.4 million of reserves for uncertain tax positions in various foreign jurisdictions which were settled in our favor or for which the statute of limitations had expired. Also contributing to the lower 2014 effective tax rate were differences in the mix of our domestic and international pre-tax earnings and losses. During the 2013 period, we recognized the impact of The American Taxpayer Relief Act of 2012, which reduced 2013 income tax expense by $27.5 million. This favorable 2013 impact was partially offset by an aggregate $9.1 million increase in income tax expense to close several prior tax years in Mexico.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended September 30, 2014 and 2013

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater fleet increased $117.9 million during the third quarter of 2014, compared to the same quarter of 2013, primarily as a result of higher average daily revenue earned ($73.9 million), 42 additional revenue earnings days ($13.4 million) and higher mobilization and contract preparation fees ($30.5 million) recognized during the current year quarter. Mobilization and contract preparation revenue in the 2014 quarter included amounts recognized in connection with contracts for the Ocean Monarch in Indonesia ($11.3 million), the Ocean Endeavor in Romania ($10.5 million) and the Ocean Clipper in Colombia ($6.9 million). The increase in average daily revenue in the third quarter of 2014, compared to the third quarter of 2013, resulted primarily from a contract extension for the Ocean Rover, effective at the end of the first quarter of 2014, at a significantly higher dayrate than previously earned, as well as both the Ocean Endeavor and the Ocean Clipper working in new jurisdictions throughout the third quarter of 2014 at substantially higher dayrates than in the prior year quarter.

Contract drilling expense for our ultra-deepwater floaters increased $18.0 million during the third quarter of 2014, compared to the same quarter of 2013, primarily due to incremental operating costs for our new drillship, the Ocean BlackHawk ($18.9 million), and higher costs associated with rig repairs and maintenance ($3.9 million), inspections ($4.3 million) and the mobilization of rigs ($5.4 million) for our other ultra-deepwater floaters. The increase in contract drilling expense in the third quarter of 2014 was partially offset by an $11.2 million reduction in personnel costs, primarily related to a change in staffing requirements for the Ocean Confidence, which began an extensive shipyard project in 2014.

Deepwater Floaters. Contract drilling revenue and contract drilling expense for our deepwater floaters decreased $36.0 million and $2.2 million, respectively, in the third quarter of 2014, compared to the same quarter in 2013. The decrease in revenue during the third quarter of 2014 was primarily due to 183 days of unplanned downtime due to the warm stacking of rigs between contracts ($84.8 million) and repairs ($6.0 million), partially offset by the favorable impact of fewer planned downtime days for shipyard surveys ($36.8 million) and 92 incremental revenue earning days for the Ocean Onyx ($20.6 million), which was placed in service in January 2014. Contract drilling expense decreased, primarily due to lower costs for repairs and maintenance ($3.9 million), labor and personnel ($1.5 million), inspections ($1.3 million) and shorebase support and other rig operating costs ($3.7 million), partially offset by incremental operating costs for the Ocean Onyx ($8.2 million).

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $39.3 million in the third quarter of 2014, compared to the same quarter in 2013, primarily due to lower average daily revenue earned ($18.1 million), 63 fewer revenue earning days ($17.8 million), and lower mobilization and contract preparation revenue ($3.5 million) in the third quarter of 2014. The reduction in revenue earning days during the third quarter of 2014 reflected incremental planned downtime for the Ocean Patriot’s North Sea enhancement project (92 additional days), the cold stacking of the Ocean Vanguard (92 additional days) and unplanned downtime for repairs (22 additional days), partially offset by reduced downtime for planned shipyard inspections and projects (111 fewer days) and unplanned downtime between contracts (30 fewer days). The decrease in average daily revenue earned during the third quarter of 2014 was the result of several of the rigs in our mid-water fleet currently working at lower dayrates than those previously earned during the same period in 2013.

Contract drilling expense for our mid-water fleet decreased by an aggregate of $33.2 million in the third quarter of 2014, compared to the prior year quarter. The reduction in expense for our mid-water fleet was largely attributable to lower operating costs incurred by the Ocean Patriot ($5.1 million) and the Ocean Vanguard ($9.1 million), both of which did not operate during the third quarter of 2014, the absence of costs associated with the shipyard projects for the Ocean Nomad and Ocean Princess during the third quarter of 2013 ($14.2 million), lower mobilization costs ($2.1 million) and reduced freight costs ($1.4 million).

Jack-ups. Contract drilling revenue and expense for our jack-up fleet decreased $5.5 million and $0.6 million, respectively, during the third quarter of 2014, compared to the prior year quarter. The decrease in revenue was primarily due to the warm stacking of the Ocean Titan in July 2014 ($9.0 million), partially offset by the favorable impact of higher average revenue earned by the Ocean Scepter and Ocean King ($3.3 million) due to both rigs currently operating at higher dayrates than those earned during the prior year quarter.

Nine Months Ended September 30, 2014 and 2013

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $83.9 million during the first nine months of 2014, compared to the same period in 2013, primarily due to higher average daily revenue earned ($112.2 million), the recognition of incremental mobilization and contract preparation revenue ($37.1 million) and $11.2 million in revenue recognized under the settlement agreement with Niko, partially offset by the unfavorable effect of 224 fewer revenue earning days ($76.5 million). Average daily revenue increased primarily due to higher dayrates earned by several of our ultra-deepwater floaters, including the Ocean Confidence, Ocean Endeavor and Ocean Clipper, which operated in new geographic markets in 2014 and at substantially higher dayrates than previously earned, and the Ocean Rover, which began operating under a higher dayrate at the end of the first quarter of 2014 as a result of a contract extension. Revenue earning days decreased during the first nine months of 2014, compared to the prior year period, primarily due to incremental downtime for planned inspections and shipyard projects (281 additional days), including the Ocean Confidence life-extension project, non-revenue earning days between contracts (159 additional days) and rig mobilizations (95 additional days), partially offset by a reduction in unscheduled downtime for repairs (215 fewer days) and 97 revenue earning days for the Ocean BlackHawk, which was placed in service in 2014.

Contract drilling expense was flat for the first nine months of 2014, compared to the same period in 2013, as incremental operating costs for the Ocean BlackHawk ($26.5 million) were offset by lower labor and personnel-related costs ($28.6 million), primarily for the Ocean Confidence and Ocean Endeavor due to changes in staffing requirements associated with shipyard projects, offset by an increase in other contract drilling expenses ($2.0 million) for our other ultra-deepwater floaters in the aggregate.

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $117.4 million during the first nine months of 2014, compared to the same period in 2013, primarily due to 293 fewer revenue earning days ($117.9 million) and lower average daily revenue earned ($8.7 million), partially offset by a $9.1 million increase in mobilization and contract preparation revenue earned in connection with the Ocean America’s Australia contract. Revenue earning days decreased due to unplanned downtime associated with the warm stacking of rigs between contracts (400 additional days) and incremental downtime for planned surveys and shipyard projects (143 additional days), partially offset by 244 revenue earning days for the Ocean Onyx during the first nine months of 2014.

Contract drilling expense incurred by our deepwater floaters increased $34.8 million during the first nine months of 2014, compared to the same period of 2013, primarily due to incremental operating costs for the Ocean Onyx ($23.7 million) and incremental costs associated with a five-year survey for the Ocean Alliance ($18.8 million), partially offset by reductions in costs associated with labor and personnel, the mobilization of rigs, agency fees, equipment rentals and other rig-related costs.

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $46.5 million during the first nine months of 2014, compared to the same period in 2013, primarily attributable to lower earned mobilization and contract preparation revenue ($33.1 million), 26 fewer revenue earning days ($7.2 million) and lower average daily revenue earned ($9.9 million), partially offset by the favorable effect of $3.6 million in revenue recognized under the settlement agreement with Niko. Revenue earning days for the first nine months of 2014 reflected a 202 day increase in unplanned downtime, primarily due to downtime associated with the termination of the Ocean Vanguard contract and the rig’s subsequent cold stacking, unpaid repairs and downtime between contracts, partially offset by a 176-day reduction in planned downtime for shipyard projects, planned repairs and regulatory inspections. The decrease in average daily revenue earned resulted primarily from the Ocean Quest operating in Vietnam at a lower dayrate during the first nine months of 2014, compared to the prior year period, partially offset by higher dayrates earned by our North Sea rigs.

Contract drilling expense for our mid-water fleet decreased $33.2 million during the first nine months of 2014, compared to the prior year period, primarily due to lower operating costs incurred by the Ocean Patriot, which has been out of service in 2014 for an enhancement project and contract preparation activities ($18.2 million), and the cold-stacked Ocean Vanguard ($7.0 million) combined with lower aggregate shipyard project and inspection related costs for the balance of our mid-water fleet ($18.7 million). These decreases were partially offset by the unfavorable effect of higher labor and personnel costs incurred by our other mid-water floaters ($14.6 million).

Jack-ups. Contract drilling revenue for our jack-up fleet increased $7.2 million during the first nine months of 2014, compared to the prior year period, primarily due to an increase in average daily revenue earned ($9.9 million), as a result of higher dayrates earned by several of our jack-up rigs during the current year period, partially offset by 37 fewer revenue earning days compared to the prior year period ($3.4 million). Contract drilling expense remained relatively flat comparing the two periods.

Liquidity and Capital Resources

We have historically relied principally on our cash flows from operations and cash reserves to meet liquidity needs and fund our cash requirements. In addition, we currently have available a $1.5 billion credit facility to meet our short-term and long-term liquidity needs. See “ – Credit Agreement.” As of October 21, 2014, our contract drilling backlog was approximately $8.2 billion, of which approximately $670 million is expected to be realized in the last quarter of 2014.

At September 30, 2014 and December 31, 2013, we had cash available for current operations as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Cash and equivalents	$468,823	$347,011
Marketable securities	600,143	1,750,053

Total cash available for current operations	$1,068,966	$2,097,064

A substantial portion of our cash flows has been, and is expected to continue to be, invested in the enhancement of our drilling fleet. We determine the amount of cash required to meet our capital commitments by evaluating our rig construction obligations, the need to upgrade rigs to meet specific customer requirements and our ongoing rig equipment enhancement/replacement programs.

Certain of our international rigs are owned and operated, directly or indirectly, by our wholly-owned subsidiary Diamond Offshore International Limited, or DOIL, and, as a result of our intention to indefinitely reinvest the earnings of DOIL to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. We expect to utilize the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. However, in light of the significant cash requirements of our capital expansion program in the remainder of 2014 and in 2015, we may also make use of our credit facility to finance our capital expenditures, working capital requirements and/or to maintain a certain level of operating cash reserves. In addition, we will make periodic assessments of our capital spending programs based on industry conditions and make adjustments thereto if required. See “ — Cash Flow, Capital Expenditures and Contractual Obligations — Contractual Cash Obligations — Rig Construction” and “— Credit Agreement.”

We pay dividends at the discretion of our Board of Directors, or Board. During the nine-month period ended September 30, 2014, we paid regular and special cash dividends totaling $51.7 million and $313.6 million, respectively. During the nine-month period ended September 30, 2013, we paid regular and special cash dividends totaling $52.1 million and $315.8 million, respectively. Our Board has adopted a policy of considering special cash dividends, in amounts to be determined, on a quarterly basis. Any determination to declare a special dividend, as well as the amount of any special dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and other factors that our Board considers relevant factors at that time. See “ —Market Overview.” The Board’s dividend policy may change from time to time, and there can be no assurance that we will continue to declare any special cash dividends at all or in any particular amounts. If in the future we pay special cash dividends less frequently or in smaller amounts, or cease to pay any special cash dividends, it could have a negative effect on the market price of our common stock.

On October 22, 2014, we declared a regular cash dividend and a special cash dividend of $0.125 and $0.75, respectively, per share of our common stock. Both the quarterly and special cash dividends are payable on December 1, 2014 to stockholders of record on November 5, 2014.

Depending on market and other conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the nine-month period ended September 30, 2014, we purchased 1,895,561 shares of our common stock at an aggregate cost of $87.8 million. We did not purchase any shares of our outstanding common stock during the quarter ended September 30, 2014 or the nine-month period ended September 30, 2013. In addition, Loews Corporation, or Loews, has informed us that, depending on market and other conditions, it may, from time to time, purchase shares of our common stock in the open market or otherwise. Loews did not purchase any shares of our outstanding common stock during the nine-month periods ended September 30, 2014 or 2013.

During the nine-month period ended September 30, 2014, our primary source of cash was an aggregate $682.8 million generated from operating activities, $1.2 billion in proceeds, primarily from the maturity of marketable securities, net of purchases, and $16.8 million from the disposition of assets, primarily from the sale of the Ocean Spartan in June 2014. Our primary uses of cash during the same period were $1.0 billion towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program, $365.3 million for the payment of dividends, $250.0 million for the repayment of debt and $87.8 million for the repurchase of shares. See “—Contractual Cash Obligations—Retirement of Senior Notes.”

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

Cash Flow, Capital Expenditures and Contractual Obligations

Our cash flow from operations and capital expenditures for the nine-month periods ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flow from operations	$682,836	$857,900
Cash capital expenditures:
Drillship construction	$520,385	$94,702
Construction of deepwater floaters	118,006	308,518
Construction of ultra-deepwater floater	11,767	192,311
Ocean Patriot enhancement project	91,360	12,947
Ocean Confidence service life extension project	87,895	—
Rig equipment and replacement programs	194,912	131,982

Total capital expenditures	$1,024,325	$740,460

Cash Flow

Cash flow from operations decreased approximately $175.1 million during the first nine months of 2014, compared to the first nine months of 2013, primarily due to lower cash receipts from contract drilling services ($83.2 million) and an increase in cash payments for contract drilling expenses ($120.4 million), primarily for expenditures associated with rig mobilizations and contract preparation work and payment of interest on our senior notes ($22.1 million), partially offset by lower cash income taxes paid, net of refunds ($50.6 million).

Capital Expenditures

As of the date of this report, we expect our capital spending for 2014 to aggregate approximately $2.1 billion, of which approximately $1.8 billion will be spent on our rig construction projects, including a service-life-extension project for the Ocean Confidence. During the first nine months of 2014, we incurred $862.8 million in project-related expenditures, including accrued expenditures. See “ — Contractual Cash Obligations — Rig Construction.” Our 2014 capital spending program also includes an estimated $260.0 million for our ongoing capital maintenance and replacement programs of which $177.6 million had been incurred as of September 30, 2014.

Contractual Cash Obligations—Rig Construction

As of the date of this report, we have five ongoing rig construction/enhancement projects at two shipyards to which we are financially obligated. Four rigs are being constructed in South Korea and one project is underway in Singapore. See Note 11 “Commitments and Contingencies” to our Consolidated Financial Statements included in Item 1 of Part I of this report for further discussion of these projects.

The following is a summary of our construction projects as of September 30, 2014, including estimated expenditures to be made during the remaining three months of 2014:

	Actual Inception-to-Date
Project	Expected Delivery (1)	Total Project Cost (2)	Project Expenditures (3)	Capitalized Interest	Last Three Months of 2014 (4)
		(In millions)
New Rig Construction:
Drillships:
Ocean BlackHornet	Q4 2014	$635	$232	$34	$388	(5)
Ocean BlackRhino	Q4 2014	645	222	34	397	(5)
Ocean BlackLion	Q1 2015	655	187	24	29

		1,935	641	92	814
Ultra-Deepwater Floater:
Ocean GreatWhite	Q1 2016	755	193	14	3
Deepwater Floater:
Ocean Apex	Q4 2014	370	355	19	96	(6)

		$3,060	$1,189	$125	$913

(1)	Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.
(2)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs, including change orders executed; amount does not include capitalized interest.
(3)	Represents total project expenditures, including accrued expenditures, from inception of project to September 30, 2014, excluding project-to-date capitalized interest.
(4)	Estimated expenditures for the remaining three months of 2014, including construction milestone payments, are based on current expected delivery dates for the rigs under construction, and exclude expected capitalized interest costs.
(5)	Construction milestone payments payable to Hyundai Heavy Industries Co., Ltd. in the fourth quarter of 2014, upon delivery of each rig.
(6)	Includes $73.0 million in accrued expenditures as of September 30, 2014, including $55.6 million payable to Jurong Shipyard Pte Ltd. for construction milestone payments and change orders.

We had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2014, except for those related to our direct rig operations, which arise during the normal course of business.

Contractual Cash Obligations—Retirement of Senior Notes

In September 2014, we repaid $250.0 million in aggregate principal amount of our 5.15% Senior Notes due September 1, 2014. Our 4.875% Senior Notes due July 1, 2015, or 2015 Senior Notes, in the aggregate principal amount of $250.0 million will mature on July 1, 2015. See Note 10 “Credit Agreement and Senior Notes” to our Consolidated Financial Statements in Item 1 of Part I of this report.

Other Obligations

As of September 30, 2014, we had foreign currency forward exchange, or FOREX, contracts outstanding in the aggregate notional amount of $132.9 million. See further information regarding these contracts in “Quantitative and Qualitative Disclosures About Market Risk – Foreign Exchange Risk” in Item 3 of Part I of this report and Note 7 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 1 of Part I of this report.

As of September 30, 2014, the total unrecognized tax benefits related to uncertain tax positions was $53.1 million. In addition, we have recorded a liability, as of September 30, 2014, for potential penalties and interest of $37.9 million and $7.7 million, respectively. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Credit Agreement

We have a syndicated 5-Year Revolving Credit Agreement, or Credit Agreement, that provides for a $1.5 billion senior unsecured revolving credit facility, for general corporate purposes. Effective October 22, 2014, we entered into a commitment increase and extension agreement and third amendment to the Credit Agreement which, among other things, increased the aggregate commitment under the Credit Agreement from $1.0 billion to $1.5 billion and provided for an approximately seven-month extension of the maturity date for most of the lenders. In addition, pursuant to such amendment, subject to the conditions specified in the Credit Agreement, we have the option to increase the revolving commitments under the Credit Agreement by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request up to two additional one-year extensions of the maturity date. As amended, the Credit Agreement matures on October 22, 2019, except for $40 million of commitments that mature on March 17, 2019. The entire amount of the facility is available, subject to its terms, for revolving loans. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans. As of September 30, 2014, there were no loans or letters of credit outstanding under the Credit Agreement. See Note 10 “Credit Agreement and Senior Notes” to our Consolidated Financial Statements in Item 1 of Part I of this report.

Credit Ratings

Our current credit rating is A3 for Moody’s Investors Services and A for Standard & Poor’s Ratings Services, or S&P. Although our long-term ratings continue at investment grade levels, our credit rating is subject to review and adjustment by the credit rating agencies. In the third quarter of 2014, S&P revised its outlook on us to negative from stable and affirmed our ‘A’ corporate credit and unsecured debt ratings. Market conditions and other factors, many of which are outside of our control, could cause our credit ratings to be lowered. A downgrade in our credit ratings could impact our ability to issue additional debt by raising the cost of issuing new debt. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

Other Commercial Commitments—Letters of Credit

We were contingently liable as of September 30, 2014 in the amount of $99.7 million under certain performance, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $92.0 million of performance, supersedeas and customs bonds can require collateral at any time. As of September 30, 2014, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2014	2015	Thereafter
	(In thousands)
Other Commercial Commitments
Customs bonds	$1,602	$1,289	$313	$—
Performance bonds	87,187	735	24,681	61,771
Other	10,915	9,274	1,641	—

Total obligations	$99,704	$11,298	$26,635	$61,771

Off-Balance Sheet Arrangements

At September 30, 2014 and December 31, 2013, we had no off-balance sheet debt or other arrangements.

Recent Accounting Pronouncements

See Note 1 “General Information” to our Consolidated Financial Statements in Item 1 of Part I of this report for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	market conditions and the effect of such conditions on our future results of operations;

•	sources and uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	contractual obligations;

•	operations outside the United States;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	cash flows and contract backlog;

•	declaration or payment of regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects, other capital projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	scrapping retired rigs;

•	assets held for sale;

•	asset impairments and impairment evaluations;

•	effective date and performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013;

•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including, for example, in oil-producing regions and locations where our rigs are operating or where we have rigs under construction;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk that future regular or special dividends may not be declared or paid;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the GOM;

•	industry fleet capacity, including, without limitation, construction of new drilling rig capacity in Brazil;

•	market conditions in the offshore contract drilling industry, including, without limitation, dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	customer or supplier bankruptcy or liquidation;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	collection of receivables;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, greenhouse gases, carbon emissions or energy use;

•	compliance with and liability under environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability, limits and adequacy of insurance;

•	invalidity of assumptions used in the design of our controls and procedures;

•	the results of financing efforts;

•	adequacy and availability of our sources of liquidity;

•	risks resulting from our indebtedness;

•	public health threats;

•	negative publicity;

•	impairments of assets;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2014 and December 31, 2013, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2014 and December 31, 2013, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our long-term debt is denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $199.4 million and $221.5 million as of September 30, 2014 and December 31, 2013, respectively. A 100-basis point decrease would result in an increase in market value of $237.9 million and $264.5 million as of September 30, 2014 and December 31, 2013, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period. As of September 30, 2014, we had FOREX contracts outstanding in the aggregate notional amount of $132.9 million, consisting of $16.1 million in Australian dollars, $41.9 million in Brazilian reais, $52.3 million in British pounds sterling, $19.0 million in Mexican pesos and $3.6 million in Norwegian kroner. These contracts generally settle monthly through June 2015.

At September 30, 2014, we presented the fair value of our outstanding FOREX contracts as a current asset of $45,823 in “Prepaid expenses and other current assets” and a current liability of $(3.5) million in “Accrued liabilities” in our Consolidated Balance Sheets. At December 31, 2013, we presented the fair value of our outstanding FOREX contracts as a current asset of $1.6 million in “Prepaid expenses and other current assets” and a current liability of $(1.1) million in “Accrued liabilities” in our Consolidated Balance Sheets.

The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	September 30,		December 31,		September 30,		December 31,
	2014		2013		2014		2013
	(In thousands)
Interest rate:
Marketable securities	$600,100	(a)	$1,750,100	(a)	$(400	) (b)	$(2,200	) (b)
Foreign exchange:
FOREX contracts – receivable positions	—	(c)	1,600	(c)	(3,200	) (d)	(4,200	) (d)
FOREX contracts – liability positions	(3,500	) (c)	(1,100	) (c)	(20,600	) (d)	(16,000	) (d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on September 30, 2014 and December 31, 2013.
(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at September 30, 2014 and December 31, 2013.
(c)	The fair value of our FOREX contracts is based on both quoted market prices and valuations derived from pricing models on September 30, 2014 and December 31, 2013.
(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at September 30, 2014 and December 31, 2013, with all other variables held constant.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date October 29, 2014	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date October 29, 2014		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.