Form 10-K
period 2014-12-31
DIAMOND OFFSHORE DRILLING INC
filed 2015-02-23
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

                    As of June 30, 2014                                                                                                  $3,327,258,180

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

                    As of February 16, 2015            Common Stock, $0.01 par value per share          137,147,899 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Diamond Offshore Drilling, Inc., which will be filed within 120 days of December 31, 2014, are incorporated by reference in Part III of this report.

DIAMOND OFFSHORE DRILLING, INC.

FORM 10-K for the Year Ended December 31, 2014

		Page No.
Cover Page		1

Document Table of Contents		2

Part I
Item 1.	Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	22

Item 2.	Properties	22

Item 3.	Legal Proceedings	22

Item 4.	Mine Safety Disclosures	22

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6.	Selected Financial Data	24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 8.	Financial Statements and Supplementary Data	48

	Consolidated Financial Statements	50

	Notes to Consolidated Financial Statements	55

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85

Item 9A.	Controls and Procedures	85

Item 9B.	Other Information	86

Part III
	Certain information called for by Part III Items 10, 11, 12, 13 and 14 has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	86

Part IV
Item 15.	Exhibits and Financial Statement Schedules	86

Signatures		87

Exhibit Index		89

PART I

Item 1.	Business.

General

Diamond Offshore Drilling, Inc. is a leader in offshore drilling, providing contract drilling services to the energy industry around the globe with a fleet of 38 offshore drilling rigs, excluding three mid-water semisubmersible rigs that we plan to retire and scrap. Our fleet consists of 27 semisubmersibles, including the Ocean GreatWhite, which is under construction, six jack-ups and five dynamically positioned drillships, including the Ocean BlackLion which is also under construction. See “– Our Fleet – Fleet Enhancements and Additions” and “– Our Fleet – Fleet Status.”

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

Our floater fleet (semisubmersibles and drillships) can be further categorized based on the nominal water depth for each class of rig as follows:

Category	Rated Water Depth (a) (in feet)	Number of Units in Our Fleet
Ultra-Deepwater	7,501 to 12,000	13	(b)
Deepwater	5,000 to 7,500	7
Mid-Water	400 to 4,999	12

(a)	Rated water depth for semisubmersibles and drillships reflects the maximum water depth in which a floating rig has been designed to operate. However, individual rigs are capable of drilling, or have drilled, in marginally greater water depths depending on various conditions (such as salinity of the ocean, weather and sea conditions).
(b)	Includes one drillship and one harsh environment semisubmersible rig under construction.

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

Fleet Enhancements and Additions. Our long-term strategy is to upgrade our fleet to meet customer demand for advanced, efficient and high-tech rigs by acquiring or building new rigs when possible to do so at attractive prices, and otherwise by enhancing the capabilities of our existing rigs at a lower cost and shortened construction period than newbuild construction would require. Since 2009, commencing with the acquisition of two newbuild, ultra-deepwater semisubmersible rigs, the Ocean Courage and Ocean Valor, we have committed over $5.0 billion towards upgrading our fleet. In late 2014, we took delivery of two ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackRhino. Contract preparation work is underway for both rigs, which are expected to commence drilling operations in the U.S. Gulf of Mexico, or GOM, in the second quarter of 2015. Construction of the Ocean Apex was completed late in the fourth quarter of 2014, and the rig is currently operating under a one-well contract in Vietnam. We also have two other construction projects underway.

The following is a summary of our ongoing rig construction projects as of the date of this report:

		Estimated
		Cost	Expected	Contract Status
Rig Name	Rig Type	(In millions)	Completion	Customer	Location
Ocean BlackLion	Ultra-deepwater drillship	$655	Q1 2015	Hess Corporation	GOM
Ocean GreatWhite	Ultra-deepwater semisubmersible	$764	Q1 2016	BP	Australia

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

Fleet Status

The following table presents additional information regarding our floater fleet at February 9, 2015 (with certain subsequent developments described in the footnotes below):

Rig Type and Name	Rated Water Depth (in feet)	Attributes	Year Built/ Redelivered (a)	Current Location (b)	Customer (c)
ULTRA-DEEPWATER:
Semisubmersibles (8):

Ocean GreatWhite	10,000	DP; 6R; 15K	Q1 2016	South Korea	Under construction/BP (d)
Ocean Valor	10,000	DP; 6R; 15K	2009	Brazil	Petrobras
Ocean Courage	10,000	DP; 6R; 15K	2009	Brazil	Petrobras
Ocean Confidence	10,000	DP; 6R; 15K	2001/Q1 2015	Canary Islands	Life-extension project/Actively marketing
Ocean Monarch	10,000	15K	2008	Malaysia	Standby/Apache
Ocean Endeavor	10,000	15K	2007	Romania	ExxonMobil
Ocean Rover	8,000	15K	2003	Malaysia	Murphy Exploration
Ocean Baroness	8,000	15K	2002	Brazil	Petrobras (e)

Drillships (5):
Ocean BlackLion	12,000	DP; 7R; 15K	Q1 2015	South Korea	Under construction/Hess Corporation (d)
Ocean BlackRhino	12,000	DP; 7R; 15K	2014	Canary Islands/GOM	Contract preparation/Murphy Exploration
Ocean BlackHornet	12,000	DP; 7R; 15K	2014	GOM	Contract preparation/Anadarko
Ocean BlackHawk	12,000	DP; 7R; 15K	2014	GOM	Anadarko
Ocean Clipper	7,875	DP; 15K	1997	Brazil	Petrobras

DEEPWATER:
Semisubmersibles (7):
Ocean Apex	6,000	15K	2014	Vietnam	ExxonMobil
Ocean Onyx	6,000	15K	2013	GOM	Apache
Ocean Victory	5,500	15K	1997	GOM	Contract preparation/BP
Ocean America	5,500	15K	1988	Australia	Chevron
Ocean Valiant	5,500	15K	1988	North Sea/U.K.	Contract preparation/Premier Oil
Ocean Star	5,500	15K	1997	GOM	Actively marketing
Ocean Alliance	5,250	DP; 15K	1988	Brazil	Petrobras

MID-WATER:
Semisubmersibles (12) (f):
Ocean Worker	4,000		1982	In transit to GOM	Preparation for cold stacking
Ocean Quest	4,000	15K	1973	Vietnam	PVEP POC
Ocean Patriot	3,000	15K	1983	North Sea/U.K.	Apache
Ocean General	3,000		1976	Malaysia	Cold stacked
Ocean Yorktown	2,850		1976	Mexico	PEMEX
Ocean Lexington	2,200		1976	Trinidad and Tobago	BG International
Ocean Saratoga	2,200		1976	GOM	Cold stacked
Ocean Guardian	1,500	15K	1985	North Sea/U.K.	Shell
Ocean Princess	1,500	15K	1975	North Sea/U.K.	EnQuest
Ocean Vanguard	1,500	15K	1982	North Sea/U.K.	Cold stacked/Actively Marketing
Ocean Nomad	1,200		1975	North Sea/U.K.	Dana Petroleum (g)
Ocean Ambassador	1,100		1975	Mexico	PEMEX (h)

Attributes
DP = Dynamically Positioned/Self-Propelled	7R = 2 Seven ram blow out preventers
6R = Six ram blow out preventer	15K = 15,000 psi well control system

(a)	Represents year rig was (or is expected to be) built and originally placed in service or year rig was (or is expected to be) redelivered with significant enhancements that enabled the rig to be classified within a different floater category than originally constructed.
(b)	GOM means U.S. Gulf of Mexico.
(c)	For ease of presentation in this table, customer names have been shortened or abbreviated.
(d)	Rig is contracted for future work upon completion of commissioning.
(e)	Petrobras recently notified us that it has a right to terminate the drilling contract on the Ocean Baroness and has verbally informed us that it does not intend to continue to use the rig. We are currently in discussions with Petrobras regarding the rig.
(f)	Excludes three mid-water semisubmersible rigs that we plan to retire and scrap. We have entered into a purchase and sales agreement for the scrapping of the Ocean Yatzy, which we expect to complete in the first quarter of 2015. The Ocean Epoch is currently cold stacked in Malaysia and the Ocean Winner is currently operating for Petrobras offshore Brazil until March 2015.
(g)	On February 12, 2015, our subsidiary received notice of termination of its drilling contract from Dana Petroleum (E&P) Limited, the customer for the Ocean Nomad. The drilling contract was estimated to conclude in accordance with its terms in August 2015. We do not believe that Dana had a valid basis for terminating the contract, and we intend to defend our rights under the contract.
(h)	On February 20, 2015, a representative of PEMEX verbally informed us of PEMEX’s intention to exercise its contractual right to terminate its drilling contracts on the Ocean Ambassador, the Ocean Nugget and the Ocean Summit, and to cancel its drilling contract on the Ocean Lexington. As of the date of this report, we have not received written notice of termination or cancellation. We are in discussions with PEMEX regarding the rigs.

The following table presents additional information regarding our jack-up fleet, all of which are independent-leg, cantilevered units, at February 9, 2015 (with certain subsequent developments described in the footnotes below):

Rig Type and Name	Rated Water Depth (a) (in feet)	Year Built	Current Location (b)	Customer (c)
Jack-ups (6):
Ocean Scepter (d)	350	2008	Mexico	PEMEX
Ocean Titan (d)	350	1974	GOM	Preparation for cold stacking
Ocean King	300	1973	GOM	Preparation for cold stacking
Ocean Nugget	300	1976	Mexico	PEMEX(e)
Ocean Summit	300	1972	Mexico	PEMEX(e)
Ocean Spur	300	1981	Ecuador	Saipem (f)

(a)	Rated water depth reflects the operating water depth capability for each drilling unit.
(b)	GOM means U.S. Gulf of Mexico.
(c)	For ease of presentation in this table, customer names have been shortened or abbreviated.
(d)	Rig has a 15,000 psi well control system.
(e)	On February 20, 2015, a representative of PEMEX verbally informed us of PEMEX’s intention to exercise its contractual right to terminate its drilling contracts on the Ocean Ambassador, the Ocean Nugget and the Ocean Summit, and to cancel its drilling contract on the Ocean Lexington. As of the date of this report, we have not received written notice of termination or cancellation. We are in discussions with PEMEX regarding the rigs.
(f)	Rig is currently under a bareboat charter until the second quarter of 2015.

Markets

The principal markets for our offshore contract drilling services are the following:

•	South America, principally offshore Brazil, and Trinidad and Tobago;

•	Australia and Southeast Asia, including Malaysia, Indonesia and Vietnam;

•	the Middle East;

•	Europe, principally in the United Kingdom, or U.K., and Norway;

•	East and West Africa;

•	the Mediterranean; and

•	the Gulf of Mexico, including the U.S. and Mexico.

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

The duration of a dayrate drilling contract is generally tied to the time required to drill a single well or a group of wells, in what we refer to as a well-to-well contract, or a fixed period of time, in what we refer to as a term contract. Many drilling contracts may be terminated by the customer in the event the drilling unit is destroyed or lost, or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to events beyond the control of either party to the contract. Certain of our contracts also permit the customer to terminate the contract early by giving notice; in most circumstances this requires the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension. See “Risk Factors – Our business involves numerous operating hazards that could expose us to significant losses and significant damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us,” “Risk Factors – The terms of our drilling contracts may limit our ability to attain profitability in a declining market or to benefit from increasing dayrates in an improving market,” “Risk

Factors – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue will be ultimately realized,” “Risk Factors – We may enter into drilling contracts that expose us to greater risks than we normally assume” and “Risk Factors – We self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico” in Item 1A of this report, which are incorporated herein by reference. For a discussion of our contract backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview – Contract Drilling Backlog” in Item 7 of this report, which is incorporated herein by reference.

Customers

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2014, 2013 and 2012, we performed services for 35, 39 and 35 different customers, respectively. During 2014, 2013 and 2012, one of our customers in Brazil, Petróleo Brasileiro S.A., or Petrobras (a Brazilian multinational energy company that is majority-owned by the Brazilian government), accounted for 32%, 34% and 33% of our annual total consolidated revenues, respectively. OGX Petróleo e Gás Ltda., or OGX (a privately owned Brazilian oil and natural gas company that filed for bankruptcy in October 2013), accounted for 2% and 12% of our annual total consolidated revenues for the years ended December 31, 2013 and 2012, respectively. We did not perform any contract drilling services for OGX in 2014. No other customer accounted for 10% or more of our annual total consolidated revenues during 2014, 2013 or 2012. See “Risk Factors — Our industry is highly competitive, with oversupply and intense price competition” in Item 1A of this report, which is incorporated herein by reference.

We have six rigs currently contracted offshore Brazil and all four of our newbuild drillships are currently operating, or expected to begin drilling operations, during 2015 in the GOM. Our contract backlog attributable to our expected operations offshore Brazil is $607.0 million, $395.0 million, $332.0 million and $159.0 million for the years 2015, 2016, 2017 and 2018, respectively. Our contract backlog attributable to our expected operations in the GOM is $505.0 million, $523.0 million and $653.0 million for the years 2015, 2016 and 2017, respectively, and $1.2 billion in the aggregate for the years 2018 to 2020 attributable to four customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview – Contract Drilling Backlog” in Item 7 of this report. See “Risk Factors — We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue will be ultimately realized” in Item 1A of this report, which is incorporated herein by reference.

Competition

Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. The industry may also experience additional consolidation in the future, which could create other large competitors. Some of our competitors may have greater financial or other resources than we do. We compete with offshore drilling contractors that together have approximately 800 mobile drilling rigs, including approximately 300 floater rigs, marketed worldwide.

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

We compete on a worldwide basis, but competition may vary significantly by region at any particular time. See “—Markets.” Competition for offshore rigs generally takes place on a global basis, as these rigs are highly mobile and may be moved, at a cost that may be substantial, from one region to another. It is characteristic of the offshore contract drilling industry to move rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Significant new rig construction and upgrades of existing drilling units could also intensify price competition. See “Risk Factors – Our industry is highly competitive, with oversupply and intense price competition” in Item 1A of this report, which is incorporated herein by reference.

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

Operations Outside the United States

Our operations outside the U.S. accounted for approximately 85%, 89% and 94% of our total consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. See “Risk Factors – Significant portions of our operations are conducted outside the United States and involve additional risks not associated with United States domestic operations,” “Risk Factors – We may enter into drilling contracts that expose us to greater risks than we normally assume,” “Risk Factors – We may be required to accrue additional tax liability on certain of our foreign earnings” and “Risk Factors – Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us” in Item 1A of this report, which are incorporated herein by reference.

Employees

As of December 31, 2014, we had approximately 5,200 workers, including international crew personnel furnished through independent labor contractors.

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

Name	Age as of January 31, 2015	Position
Marc Edwards	54	President and Chief Executive Officer and Director
John M. Vecchio	64	Executive Vice President
Lyndol L. Dew	60	Senior Vice President – Worldwide Operations
Gary T. Krenek	56	Senior Vice President and Chief Financial Officer
David L. Roland	53	Senior Vice President, General Counsel and Secretary
Ronald Woll	47	Senior Vice President and Chief Commercial Officer
Beth G. Gordon	59	Controller and Chief Accounting Officer

Marc Edwards has served as our President and Chief Executive Officer and as a Director since March 2014. Mr. Edwards previously served as a member of the Executive Committee and as Senior Vice President of the Completion and Production Division at Halliburton Company, a global diversified oilfield services company, from January 2010 to February 2014. Mr. Edwards also served as Vice President for Production Enhancement of Halliburton Company from January 2008 through December 2009.

John M. Vecchio has served as our Executive Vice President since August 2009. Mr. Vecchio previously served as our Senior Vice President – Technical Services from April 2002 to July 2009.

Lyndol L. Dew has served as our Senior Vice President – Worldwide Operations since September 2006. Previously, Mr. Dew served as our Vice President – International Operations from January 2006 to August 2006 and as our Vice President – North American Operations from January 2003 to December 2005.

Gary T. Krenek has served as our Senior Vice President and our Chief Financial Officer since October 2006. From March 1998 to 2006, Mr. Krenek served as our Vice President and Chief Financial Officer.

David L. Roland has served as our Senior Vice President, General Counsel and Secretary since September 2014. From April 2004 until joining us in 2014, Mr. Roland served as Senior Vice President, General Counsel and Corporate Secretary of ION Geophysical Corporation, a NYSE-listed geophysical company.

Ronald Woll has served as our Senior Vice President and Chief Commercial Officer since June 2014. Mr. Woll previously served as Senior Vice President Supply Chain at Halliburton Company, a global diversified oilfield services company, from January 2011 through June 2014. From January 2010 through December 2011, Mr. Woll served as Vice President, Procurement at Halliburton Company.

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

The worldwide demand for drilling services significantly declined as a result of the decline in oil prices during the second half of 2014.

Demand for our drilling services depends in large part upon oil and natural gas industry offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Oil prices declined precipitously during the second half of 2014, which caused a decline in the demand for offshore drilling services. Any prolonged substantial reduction in oil and gas prices would adversely affect demand for the services we provide. A prolonged substantial reduction in demand for our drilling services as a result of a decline in oil prices could have a material adverse effect on our financial condition, results of operations and cash flows.

Oil prices have been, and are expected to continue to be, volatile and are affected by numerous factors beyond our control, including:

•	worldwide supply and demand for oil and gas;

•	the level of economic activity in energy-consuming markets;

•	the worldwide economic environment or economic trends, such as recessions;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, other oil-producing regions or other geographic areas or further acts of terrorism in the United States or elsewhere;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves and production;

•	available pipeline and other oil and gas transportation and refining capacity;

•	the ability of oil and gas companies to raise capital;

•	weather conditions, including hurricanes, which can affect oil and gas operations over a wide area;

•	natural disasters or incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;

•	the policies of various governments regarding exploration and development of their oil and gas reserves;

•	technological advances affecting energy consumption, including development and exploitation of alternative fuels or energy sources;

•	laws and regulations relating to environmental or energy security matters, including those purporting to address global climate change;

•	domestic and foreign tax policy; and

•	advances in exploration and development technology.

An increase in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity since our customers’ project development times, reserve replacement needs, expectations of future commodity demand, prices and supply of available competing rigs all combine to affect demand for our rigs.

Our business depends on the level of activity in the oil and gas industry, which has been cyclical and is significantly affected by many factors outside of our control.

Demand for our drilling services depends upon the level of offshore oil and gas exploration, development and production in markets worldwide, and those activities depend in large part on oil and gas prices, worldwide demand for oil and gas and a variety of political and economic factors. The level of offshore drilling activity may also be adversely affected if operators reduce or defer new investment in offshore projects, reduce or suspend their drilling budgets or reallocate their drilling budgets away from offshore drilling in favor of other priorities, such as shale or other land-based projects, which could reduce demand for our rigs and newbuilds. As a result, our business and the oil and gas industry in general are subject to cyclical fluctuations.

As a result of the cyclical fluctuations in the market, there have been periods of lower demand, excess rig supply and lower dayrates, followed by periods of higher demand, shorter rig supply and higher dayrates. We cannot predict the timing or duration of such fluctuations. Periods of lower demand or excess rig supply intensify the competition in the industry and often result in periods of lower utilization and lower dayrates. During these periods, our rigs may not obtain contracts for future work and may be idle for long periods of time or may be able to obtain work only under contracts with lower dayrates or less favorable terms, which could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. See “–We may incur asset impairments and/or rig retirements as a result of declining demand for certain offshore drilling rigs.”

We may not be able to renew or replace expiring contracts for our rigs.

We have a number of customer contracts that will expire in 2015 and 2016. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below, and potentially substantially below, existing dayrates, or that have terms that are less favorable to us than our existing contracts or we may be unable to secure contracts for these rigs. This could have a material adverse effect on our financial condition, results of operations and cash flows.

We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue will be ultimately realized.

Generally, our customers may terminate our term drilling contracts under certain circumstances, such as if the drilling rig is destroyed or lost, if we suspend drilling operations for a specified period of time as a result of a breakdown of major equipment, excessive downtime for repairs, failure to meet minimum performance criteria or, in some cases, due to other events beyond the control of either party. In addition, some of our drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate us for the loss of the contract. In some cases, because of depressed market conditions or commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers may seek to renegotiate the terms of our existing drilling contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. When a customer terminates our contract prior to the contract’s scheduled expiration, our contract backlog is adversely impacted, and we might not recover any compensation for the termination or any recovery we might obtain may not fully compensate us for the loss of the contract. In any case, the early termination of a contract may result in our rig being idle for an extended period of time. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if our customer cancels our contract or if we elect to terminate a contract due to the customer’s nonperformance and in either case we are unable to secure a new contract on a timely basis and on substantially similar terms, or if a contract is disputed or suspended for an extended period of time or if a contract is renegotiated, it could materially and adversely affect our financial condition, results of operations and cash flows.

Generally, our contract backlog only includes future revenues under firm commitments; however, from time to time, we may report anticipated commitments for which definitive agreements have not yet been, but are expected to be, executed. We can provide no assurance that in such cases we will be able to ultimately execute a definitive agreement. In addition, for the reasons described above, we can provide no assurance that our customers will be willing or able to fulfill their contractual commitments to us.

Our inability to perform under our contractual obligations or to execute definitive agreements, or our customers’ inability or unwillingness to fulfill their contractual commitments to us, may have a material adverse effect on our financial condition, results of operations and cash flows. See “– Our industry is highly competitive, with oversupply and intense price competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview – Contract Drilling Backlog” in Item 7 of this report.

Our industry is highly competitive, with oversupply and intense price competition.

The offshore contract drilling industry is highly competitive with numerous industry participants. Some of our competitors may be larger companies, have larger fleets and have greater financial or other resources than we do. The drilling industry has experienced consolidation in the past and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Price is typically the primary factor in determining which qualified contractor is awarded a job; however, rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered.

Recent new rig construction and upgrades of existing drilling rigs, as well as established rigs coming off contract during 2014, have contributed to the current decline in rig utilization, intensifying price competition. Additional newbuild rigs entering the market are expected to further negatively impact rig utilization and intensify price competition as scheduled delivery dates occur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview — Impact of Newbuild Rigs and Other Challenges of the Offshore Drilling Industry “ in Item 7 of this report.

In Brazil, Petrobras has announced plans to construct locally 29 new ultra-deepwater drilling rigs to be delivered beginning in 2015. These new drilling rigs, if built, would increase rig supply and could intensify price competition in Brazil as well as other markets as they are placed in service, would compete with, and could displace, both our deepwater and ultra-deepwater floaters coming off contract as well as our newbuilds coming to market and could materially adversely affect our utilization rates, particularly in Brazil.

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2014, one of our customers in Brazil, Petrobras, and our five largest customers in the aggregate accounted for 32% and 61%, respectively, of our annual total consolidated revenues. The loss of a significant customer could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, it could materially adversely affect our utilization rates in the affected market and also displace demand for our other drilling rigs and newbuilds as the resulting excess supply enters the market. While it is normal for our customer base to change over time as work programs are completed, the loss of, or a significant reduction in the number of rigs contracted with, any major customer may have a material adverse effect on our financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview – Contract Drilling Backlog” in Item 7 of this report.

We may incur asset impairments and/or rig retirements as a result of declining demand for certain offshore drilling rigs.

Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled and in some cases retired and/or scrapped. Presently, there are numerous recently constructed ultra-deepwater vessels and high-specification jackups that have entered the market and additional units are contracted for delivery over the next several years. The entry into service of these new units will continue to increase rig supply. The deepwater market has recently seen a decrease in marketed utilization. Any further increases in construction of new units will increase the negative impact on utilization. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we could incur impairment charges related to the carrying value of our drilling rigs. Impairment write-offs could result if, for example, any of our rigs become obsolete or commercially less desirable or their carrying values become excessive due to the condition of the rig, cold stacking the rig, the expectation of cold stacking the rig in the near future, a decision to retire or scrap the rig, changes in technology, market demand or market expectations, or excess spending over budget on a new-build construction project or major rig upgrade. We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment, reflecting management’s assumptions and estimates regarding the appropriate risk-adjusted dayrate by rig, future industry conditions and operations and other factors. Asset impairment evaluations are, by their nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets, which could impact the need to record an impairment charge and the amount of any charge taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Overview – Critical Accounting Estimates – Property, Plant and Equipment” in Item 7 of this report and Note 2 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

We can provide no assurance that our assumptions and estimates used in our asset impairment evaluations will ultimately be realized or that the current carrying value of our property and equipment, including rigs designated as held for sale, will ultimately be realized.

Although we have paid cash dividends in the past, we will not pay a special dividend in the first quarter of 2015, we may not pay regular or special cash dividends in the future and we can give no assurance as to the amount or timing of the payment of any future regular or special cash dividends.

We pay dividends at the discretion of our Board of Directors. In February 2015, our Board of Directors declared a regular quarterly dividend of $0.125 per share, but chose not to declare a special dividend. If in the future our Board continues to decide not to pay any special cash dividends or pay special cash dividends less frequently or in smaller amounts, it could have a negative effect on the market price of our common stock. Our Board has adopted a policy of considering regular and special cash dividends, in amounts to be determined, on a quarterly basis. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board considers relevant factors at that time. The Board’s dividend policy may change from time to time, but there can be no assurance that we will declare any cash dividends at all or in any particular amounts. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” in Item 5 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

The terms of our drilling contracts may limit our ability to attain profitability in a declining market or to benefit from increasing dayrates in an improving market.

The duration of offshore drilling contracts is generally determined by customer requirements and, to a lesser extent, the respective management strategies of the offshore drilling contractors. In periods of decreasing demand for offshore rigs, drilling contractors may prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers may prefer shorter contracts that allow them to more quickly obtain the benefit of declining dayrates. Moreover, drilling contractors may accept lower dayrates in a declining market in order to obtain longer-term contracts and add backlog. Conversely, in periods of rising demand for offshore rigs, contractors may prefer shorter contracts that allow them to more quickly profit from increasing dayrates, while customers with reasonably definite drilling programs may prefer longer term contracts to maintain dayrate prices at a consistent level. We may be exposed to decreasing dayrates if any of our rigs are working under short-term contracts during a declining market. Likewise, if any of our rigs are committed under long-term contracts during an improving market, we may be unable to enjoy the benefit of rising dayrates for the duration of those contracts. Exposure to falling dayrates in a declining market or the inability to fully benefit from increasing dayrates in an improving market through shorter term contracts may limit our profitability.

We may enter into drilling contracts that expose us to greater risks than we normally assume.

From time to time, we may enter into drilling contracts with national oil companies, government-controlled entities or others that expose us to greater risks than we normally assume, such as exposure to greater environmental or other liability and more onerous termination provisions giving the customer a right to terminate without cause or upon little or no notice. Upon termination, these contracts may not result in a payment to us, or if a termination payment is required, it may not fully compensate us for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. While we believe that the financial terms of these contracts and our operating safeguards in place may partially mitigate these risks, we can provide no assurance that the increased risk exposure will not have a material negative impact on our future operations or financial results.

Changes in tax laws, effective income tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

Tax laws and regulations are highly complex and subject to interpretation and disputes. We conduct our worldwide operations through various subsidiaries in a number of countries throughout the world. As a result, we are subject to highly complex tax laws, regulations and income tax treaties within and between the countries in which we operate as well as countries in which we may be resident, which may change and are subject to interpretation. We determine our income tax expense based on our interpretation of the applicable tax laws and regulations in effect in each jurisdiction for the period during which we operate and earn income. Our overall effective tax rate could be adversely and suddenly affected by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax law, tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, changes in laws, treaties and regulations and the interpretation of such laws, treaties and regulations may put us at risk for future tax assessments and liabilities which could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our operations are affected from time to time in varying degrees by governmental laws and regulations. In addition to the specific regulatory risks discussed elsewhere in this Item 1A. “Risk Factors” section, our operations are subject to other laws, regulations and government policies worldwide. Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government or other governmental or international authorities. These restrictions, sanctions and embargoes may prohibit or limit us from participating in certain business activities in those countries. Our operations are also subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. The offshore drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, can be affected by changes in tax and other laws relating to the energy business generally. We may be required to make significant expenditures for additional capital equipment or inspections and recertifications thereof to comply with existing or new governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or result in a reduction in revenues associated with downtime required to install such equipment or may otherwise significantly limit drilling activity.

In addition, our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a 5-year survey, or special survey, that are due every five years for each of our rigs. These special surveys are generally performed in a shipyard and require scheduled downtime, which can negatively impact operating revenue. Operating expenses increase as a result of these special surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance activities may result from the special survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter. Operating income may also be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey normally does not require shipyard time, the survey may require some downtime for the rig. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

In the aftermath of the 2010 Macondo well blowout and subsequent investigation into the causes of the event, new rules were implemented for oil and gas operations in the GOM and in many of the international locations in which we operate, including new standards for well design, casing and cementing and well control procedures, equipment inspection and certifications, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive safety and environmental management system, or SEMS. New regulations may continue to be announced, including rules regarding drilling systems and equipment, such as blowout preventer and well control systems and lifesaving systems, as well as rules regarding employee training, engaging personnel in safety management and requiring third party audits of SEMS programs. Such new regulations could require modifications or enhancements to existing systems and equipment, or require new equipment, and could increase our operating costs and cause downtime for our rigs if we are required to take any of them out of service between scheduled surveys or inspections, or if we are required to extend scheduled surveys or inspections, to meet any such new requirements. We are not able to predict the likelihood, nature or extent of additional rulemaking, and we are not able to predict the future impact of these events on our operations. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of our operations, and enhanced permitting requirements, as well as escalating costs borne by our customers, could reduce exploration activity in the GOM and therefore demand for our services.

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

Governments around the world are also increasingly considering and adopting laws and regulations to address climate change issues. Lawmakers and regulators in the United States and other jurisdictions where we operate have focused increasingly on restricting the emission of carbon dioxide, methane and other “greenhouse” gases. This may result in new environmental regulations that may unfavorably impact us, our suppliers and our customers. We may be exposed to risks related to new laws, regulations, treaties or international agreements pertaining to climate change, greenhouse gases, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and our drilling services. Governments may also pass laws or regulations incentivizing or mandating the use of alternative energy sources, such as wind power and solar energy, which may reduce demand for oil and natural gas and our drilling services. Such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on our business, and could adversely affect our operations by limiting drilling opportunities.

Contracts for our drilling rigs are generally fixed dayrate contracts, and increases in our operating costs could adversely affect our profitability on those contracts.

Our contracts for our drilling rigs generally provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs we incur on the project. Many of our operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond our control. In addition, equipment repair and maintenance expenses fluctuate depending on the type of activity the rig is performing, the age and condition of the equipment and general market factors impacting relevant parts, components and services. The gross margin that we realize on these fixed dayrate contracts will fluctuate based on variations in our operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, we may not be able to fully recover increased or unforeseen costs from our customers. Our inability to recover these increased or unforeseen costs from our customers could materially and adversely affect our financial condition, results of operations and cash flows.

Rig conversions, upgrades or new-builds may be subject to delays and cost overruns.

From time to time, we add new capacity through conversions or upgrades to our existing rigs or through new construction, such as our ultra-deepwater drillship, Ocean BlackLion, and our harsh environment, ultra-deepwater semisubmersible rig, Ocean GreatWhite, both currently under construction. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

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

Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract, resulting in a loss of contract drilling backlog and revenue to us. If a drilling contract is terminated under these circumstances, we may not be able to secure a replacement contract or, if we do secure a replacement contract, it may not contain equally favorable terms.

Our business involves numerous operating hazards that could expose us to significant losses and significant damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.

Our operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations, and oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to marine hazards, including capsizing, grounding, collision and loss or damage from severe weather. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of suppliers or subcontractors to perform or supply goods or services or personnel shortages. Any of the foregoing events could result in significant damage or loss to our properties and assets or the properties and assets of others, injury or death to rig personnel or others, significant loss of revenues and significant damage claims against us, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Additionally, the enforceability of indemnification provisions in our contracts may be limited or prohibited by applicable law or may not be enforced by courts having jurisdiction, and we could be held liable for substantial losses or damages and for fines and penalties imposed by regulatory authorities. The indemnification provisions of our contracts may be subject to differing interpretations, and the laws or courts of certain jurisdictions may enforce such provisions while other laws or courts may find them to be unenforceable, void or limited by public policy considerations, including when the cause of the underlying loss or damage is our gross negligence or willful misconduct, when punitive damages are attributable to us or when fines or penalties are imposed directly against us. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction and is unsettled under certain laws that are applicable to our contracts. Current or future litigation in particular jurisdictions, whether or not we are a party, may impact the interpretation and enforceability of indemnification provisions in our contracts. There can be no assurance that our contracts with our customers, suppliers and subcontractors will fully protect us against all hazards and risks inherent in our operations. There can also be no assurance that those parties with contractual obligations to indemnify us will be financially able to do so or will otherwise honor their contractual obligations.

We maintain liability insurance, which includes coverage for environmental damage; however, because of contractual provisions and policy limits, our insurance coverage may not adequately cover our losses and claim costs. In addition, certain risks such as pollution, reservoir damage and environmental risks are generally not fully insurable. Also, we do not typically purchase loss-of-hire insurance to cover lost revenues when a rig is unable to work. Moreover, insurance costs across the industry have increased following the Macondo incident and, in the future, certain insurance coverage may become more costly and less available or not available at all. Accordingly, it is possible that our losses from the hazards we face could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Significant portions of our operations are conducted outside the United States and involve additional risks not associated with United States domestic operations.

Our operations outside the United States accounted for approximately 85%, 89% and 94% of our total consolidated revenues for 2014, 2013 and 2012, respectively, and include operations in South America, Australia and Southeast Asia, the Middle East, Europe, East and West Africa, the Mediterranean and Mexico. Because we operate in various regions throughout the world, we are exposed to risks of war, political disruption, civil disturbance, acts of terrorism, political corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism) and changes in global trade policies. We may not have insurance coverage for these risks, or we may not be able to obtain adequate insurance coverage for such events at reasonable rates. Our operations may become restricted, disrupted or prohibited in any country in which any of the foregoing risks occur. In particular, the occurrence of any of these risks or any of the following events could materially and adversely impact our results of operations:

•	political and economic instability;

•	piracy, terrorism or other assaults on property or personnel;

•	kidnapping of personnel;

•	seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of property or equipment;

•	renegotiation or nullification of existing contracts;

•	disputes and legal proceedings in international jurisdictions;

•	changing social, political and economic conditions;

•	enactment of additional or stricter U.S. government or international sanctions;

•	imposition of wage and price controls, trade barriers or import-export quotas;

•	restrictive foreign and domestic monetary policies;

•	the inability to repatriate income or capital;

•	difficulties in collecting accounts receivable and longer collection periods;

•	fluctuations in currency exchange rates and restrictions on currency exchange;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	restriction or disruption of business activities;

•	limitation of our access to markets for periods of time;

•	travel limitations or operational problems caused by public health threats;

•	difficulties in supplying, repairing or replacing equipment or transporting personnel in remote locations;

•	difficulties in obtaining visas or work permits for our employees on a timely basis; and

•	changing taxation policies and confiscatory or discriminatory taxation.

We are also subject to the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations governing our international operations in addition to worldwide anti-bribery laws. In addition, international contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:

•	the equipping and operation of drilling rigs;

•	import-export quotas or other trade barriers;

•	repatriation of foreign earnings or capital;

•	oil and gas exploration and development;

•	local content requirements;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.

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

U.S. federal and state, foreign and international laws and regulations address oil spill prevention and control and impose a variety of obligations on us related to the prevention of oil spills and liability for damages resulting from such spills. Some of these laws and regulations have significantly expanded liability exposure across all segments of the oil and gas industry. For example, the United States Oil Pollution Act of 1990 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages. Failure to comply with such laws and regulations could subject us to civil or criminal enforcement action, for which we may not receive contractual indemnification or have insurance coverage, and could result in the issuance of injunctions restricting some or all of our activities in the affected areas. In addition, legislative and regulatory developments may occur following the Macondo well blowout and other events that could substantially increase our exposure to liabilities that might arise in connection with our operations.

The application of these laws and regulations or the adoption of new laws and regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be subject to litigation and disputes that could have a material adverse effect on us.

We are, from time to time, involved in litigation and disputes. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment and tax matters and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any dispute, claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. We may not have insurance for litigation or claims that may arise, or if we do have insurance coverage it may not be sufficient, insurers may not remain solvent, other claims may exhaust some or all of the insurance available to us or insurers may interpret our insurance policies such that they do not cover losses for which we make claims or may otherwise dispute claims made. Litigation may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management’s resources and other factors.

We self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

Because the amount of insurance coverage available to us is limited, and the cost for such coverage is substantial, we self-insure for physical damage to rigs and equipment caused by named windstorms in the GOM. This results in a higher risk of losses, which could be material, that are not covered by third party insurance contracts. If one or more named windstorms in the GOM cause significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, certain of our shore-based facilities are located in geographic regions that are susceptible to damage or disruption from hurricanes and other weather events. Future hurricanes or similar natural disasters that impact our facilities, our personnel located at those facilities or our ongoing operations may negatively affect our financial position and operating results for those periods. These negative effects may include reduced or lost sales and revenues; costs associated with interruption in operations and with resuming operations; reduced demand for our services from customers that were similarly affected by these events; lost market share; late deliveries; uninsured property losses; inadequate business interruption insurance; employee evacuations; and an inability to retain necessary staff.

We may be required to accrue additional tax liability on certain of our foreign earnings.

Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, or DOIL, a Cayman Islands subsidiary that we own. It is our intention to indefinitely reinvest future earnings of DOIL and its foreign subsidiaries to finance foreign activities. We do not expect to provide for U.S. taxes on any future earnings generated by DOIL, except to the extent that these earnings are immediately subjected to U.S. federal income tax. Should a future distribution be made from any unremitted earnings of this subsidiary, we may be required to record additional U.S. income taxes that, if material, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Terrorist attacks and the continued threat of terrorism in the U.S. and abroad, the continuation or escalation of existing armed hostilities or the outbreak of additional hostilities could lead to increased political, economic and financial market instability and a downturn in the economies of the U.S. and other countries. A lower level of economic activity could result in a decline in energy consumption or an increase in the volatility of energy prices, either of which could materially and adversely affect the market for our offshore drilling services, our dayrates or utilization and, accordingly, our financial condition, results of operations and cash flows. While we take steps that we believe are appropriately designed to secure our energy assets, there is no assurance that we can completely secure these assets, completely protect them against a terrorist attack or other political and military events or obtain adequate insurance coverage for such events at reasonable rates.

Failure to obtain and retain highly skilled personnel could hurt our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. A well-trained, motivated and adequately-staffed work force has a positive impact on our ability to attract and retain business. As a result, our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization. To the extent that demand for drilling services and/or the size of the worldwide industry fleet increases (including due to the impact of newly constructed rigs), shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing and servicing our rigs, which could adversely affect our results of operations. As of the date of this report, we have one new ultra-deepwater drillship and one ultra-deepwater, semisubmersible rig under construction. These rigs are not yet fully crewed as of the date of this report and will require additional skilled personnel to operate. Additional new capacity in the offshore drilling market could also cause further competition for qualified and experienced personnel as these entities seek to hire personnel with expertise in the offshore drilling industry. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. The heightened competition for skilled personnel could materially and adversely impact our financial condition, results of operations and cash flows by limiting our operations and further increasing our costs.

We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.

Our reliance on third-party suppliers, manufacturers and service providers to provide equipment and services exposes us to volatility in the quality, price and availability of such items. Certain components, parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers. The failure of one or more third-party suppliers, manufacturers or service providers to provide equipment, components, parts or services, whether due to capacity constraints, production or delivery disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment, is beyond our control and could materially disrupt our operations or result in the delay, renegotiation or cancellation of drilling contracts, thereby causing a loss of contract drilling backlog and/or revenue to us, as well as an increase in operating costs.

Additionally, our suppliers, manufacturers and service providers could be negatively impacted by current industry conditions or global economic conditions. If certain of our suppliers, manufacturers or service providers were to experience significant cash flow issues, become insolvent or otherwise curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies or equipment available to us and/or a significant increase in the price of such supplies and equipment, which could adversely impact our results of operations and cash flows.

Our debt levels may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2014, we had approximately $2.3 billion in senior debt maturing at various times from July 2015 through 2043. We also had $1.5 billion of availability under our revolving credit facility as of that date. We may incur additional indebtedness in the future, including indebtedness under our commercial paper program, and we may borrow from time to time under our revolving credit facility to fund working capital or other needs, subject to compliance with its covenants.

Our ability to meet our debt service obligations is dependent upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. High levels of indebtedness could have negative consequences to us, including:

•	we may have difficulty satisfying our obligations with respect to our outstanding debt;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•	we may need to use a substantial portion of our available cash flow from operations to pay interest and principal on our debt, which would reduce the amount of money available to fund working capital requirements, capital expenditures, the payment of dividends and other general corporate or business activities;

•	our vulnerability to general economic downturns and adverse industry conditions could increase;

•	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;

•	our amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•	our customers may react adversely to our significant debt level and seek alternative service providers; and

•	our failure to comply with the restrictive covenants in our debt instruments that, among other things, require us to maintain a specified ratio of our consolidated indebtedness to total capitalization and limit the ability of our subsidiaries to incur debt, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

In addition, approximately $750.0 million of our long-term debt will mature over the next five years and will need to be paid or refinanced. We may not be able to refinance our maturing debt upon commercially reasonable terms, or at all, depending on numerous factors, including our financial condition and prospects at the time and the then current state of the bank and capital markets in the U.S. Further, our liquidity may be adversely affected if we are unable to replace our revolving credit facility upon acceptable terms when it matures.

Our overall debt level and/or market conditions could lead credit rating agencies to lower our long-term and/or short-term corporate credit ratings. In the third quarter of 2014, Standard & Poor’s Ratings Services, or S&P, revised its outlook on us to negative and, in December 2014, S&P lowered our long-term corporate credit and unsecured debt rating from A to A-. Downgrades in our corporate credit ratings could impact our ability to issue additional debt by raising the cost of issuing new debt. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

We may also issue commercial paper to meet our short-term liquidity needs. Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase the cost of borrowing or make the commercial paper market unavailable to us, which could increase our cost of capital. In addition, our access to funds under our commercial paper program is dependent on investor demand for our commercial paper. Disruptions and volatility in the global credit markets could limit the demand for our commercial paper or result in the need to offer higher interest rates to investors, which would result in increased expense and could adversely impact our liquidity.

Our revolving credit facility bears interest at variable rates. If market interest rates increase, debt service requirements on amounts outstanding under our revolving credit facility will increase. This would have an adverse effect on our results of operations and cash flows. Although we may employ hedging strategies such that a portion of the aggregate principal amount outstanding under this credit facility carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk.

Any significant cyber attack or other interruption in network security or the operation of critical computer systems could materially disrupt our operations and adversely affect our business.

Our business has become increasingly dependent upon information technologies, systems and networks to conduct day-to-day operations, and we are placing greater reliance on technology to help support our operations and increase efficiency in our business functions. We are dependent upon our information technology and infrastructure, including operational and financial computer systems to process the data necessary to conduct almost all aspects of our business. Computer and other business facilities and systems could become unavailable or impaired from a variety of causes including, among others, storms and other natural disasters, terrorist attacks, utility outages, theft, design defects, human error or complications encountered as existing systems are maintained, repaired, replaced or upgraded. It has also been reported that unknown entities or groups have mounted so-called “cyber attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. A breach or failure of our computer systems or networks, or those of our customers, vendors or others with whom we do business, could materially disrupt our business operations and could result in the alteration, loss, theft or corruption of data or unauthorized release of confidential, proprietary or sensitive data concerning our company, business activities, employees, customers or vendors. Any such breach or failure could have a material adverse effect on our operations, business or reputation.

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

Loews Corporation, which we refer to as Loews, beneficially owned approximately 52.5% of our outstanding shares of common stock as of February 16, 2015, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, three officers of Loews serve on our Board of Directors. One of those, James S. Tisch, the Chairman of the Board of our company, is also the Chief Executive Officer and a director of Loews. We have also entered into a services agreement and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews.

Loews is a holding company. In addition to us, its principal subsidiaries are CNA Financial Corporation, a 90% owned subsidiary engaged in commercial property and casualty insurance; Boardwalk Pipeline Partners, LP, a 53% owned subsidiary engaged in transportation and storage of natural gas and natural gas liquids and gathering and processing of natural gas; and Loews Hotels Holding Corporation, a wholly-owned subsidiary engaged in the operation of a chain of hotels. It is possible that Loews may in some circumstances be in direct or indirect competition with us, including competition with respect to certain business strategies and transactions that we may propose to undertake. In addition, potential conflicts of interest exist or could arise in the future for our directors who are also officers of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise. Although the affected directors may abstain from voting on matters in which our interests and those of Loews are in conflict so as to avoid potential violations of their fiduciary duties to stockholders, the presence of potential or actual conflicts could affect the process or outcome of Board deliberations. We cannot assure you that these conflicts of interest will not materially adversely affect us.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own an office building in Houston, Texas, where our corporate headquarters are located. We also own offices and other facilities in New Iberia, Louisiana, Aberdeen, Scotland, Macae, Brazil and Ciudad del Carmen, Mexico. Additionally, we currently lease various office, warehouse and storage facilities in Australia, Egypt, Indonesia, Louisiana, Malaysia, Romania, Singapore, Thailand, Trinidad and Tobago, the U.K. and Vietnam to support our offshore drilling operations.

Item 3.	Legal Proceedings.

See information with respect to legal proceedings in Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements in Item 8 of this report.

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

	Common Stock
	High	Low
2014
First Quarter	$56.71	$43.91
Second Quarter	54.61	45.88
Third Quarter	50.13	34.27
Fourth Quarter	39.60	29.37
2013
First Quarter	$76.48	$67.45
Second Quarter	72.84	64.42
Third Quarter	72.65	62.13
Fourth Quarter	64.63	55.39

As of February 13, 2015 there were approximately 165 holders of record of our common stock. This number represents registered stockholders and does not include stockholders who hold their shares institutionally.

Dividend Policy

In 2014, we paid regular cash dividends of $0.125 and special cash dividends of $0.75 per share of our common stock on March 3, June 2, September 2 and December 1. In 2013, we paid regular cash dividends of $0.125 and special cash dividends of $0.75 per share of our common stock on March 1, June 3, September 3 and December 2.

On February 6, 2015, we declared a regular cash dividend of $0.125 per share of our common stock payable on March 2, 2015 to stockholders of record on February 20, 2015.

Our Board of Directors has adopted a policy of considering paying regular and special cash dividends, in amounts to be determined, on a quarterly basis. Any determination to declare a regular or special dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and other factors that our Board of Directors considers relevant at that time. Our dividend policy may change from time to time, and there can be no assurance that we will continue to declare any regular or special cash dividends at all or in any particular amounts. See “Risk Factors – Although we have paid cash dividends in the past, we will not pay a special dividend in the first quarter of 2015, we may not pay regular or special cash dividends in the future and we can give no assurance as to the amount or timing of the payment of any future regular or special cash dividends” in Item 1A of this report, which is incorporated herein by reference.

CUMULATIVE TOTAL STOCKHOLDER RETURN

The following graph shows the cumulative total stockholder return for our common stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Oil Equipment & Services index over the five year period ended December 31, 2014.

Comparison of 2010 – 2014 Cumulative Total Return (1)

	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014
Diamond Offshore	100	73	63	82	72	51
S&P 500	100	115	117	136	180	205
Dow Jones U.S. Oil Equipment & Services	100	126	110	109	138	112

(1)	Total return assuming reinvestment of dividends. Assumes $100 invested on December 31, 2009 in our common stock and the two published indices.

Our dividend history for the periods reported above is as follows:

	Q1		Q2		Q3		Q4
Year	Regular	Special	Regular	Special	Regular	Special	Regular	Special
2014	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75
2013	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75
2012	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75
2011	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75	$0.125	$0.75
2010	$0.125	$1.875	$0.125	$1.375	$0.125	$0.75	$0.125	$0.75

Item 6.	Selected Financial Data.

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

	As of and for the Year Ended December 31,
	2014		2013		2012		2011		2010
	(In thousands, except per share and ratio data)
Income Statement Data:
Total revenues	$2,814,671		$2,920,421		$2,986,508		$3,322,419		$3,322,974
Operating income	572,562	(1)	801,606		962,378		1,255,414		1,425,374
Net income	387,011		548,686		720,477		962,542		955,457
Net income per share:
Basic	2.82		3.95		5.18		6.92		6.87
Diluted	2.81		3.95		5.18		6.92		6.87
Balance Sheet Data:
Drilling and other property and equipment, net	$6,945,953	(2)	$5,467,227		$4,864,972		$4,667,469		$4,283,792
Total assets	8,021,289		8,391,434		7,235,286		6,964,157		6,726,984
Long-term debt (excluding current maturities) (3)	1,994,526		2,244,189		1,496,066		1,495,823		1,495,593
Other Financial Data:
Capital expenditures	$2,032,764	(2)	$957,598		$702,041		$774,756		$434,262
Cash dividends declared per share	3.50		3.50		3.50		3.50		5.25
Ratio of earnings to fixed charges (4)	4.64	x	7.79	x	11.11	x	14.40	x	15.35	x

(1)	In the third quarter of 2014, we recorded an impairment loss of $109.5 million to write down the aggregate net book value of six of our mid-water semisubmersibles to their estimated recoverable amounts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations—Years Ended December 31, 2014, 2013 and 2012—Overview—2014 Compared to 2013—Asset Impairments and Note 2 “Impairment of Assets” to our Consolidated Financial Statements included in Item 8 of this report for a discussion of the 2014 asset impairment.
(2)	During 2014, we took delivery of three ultra-deepwater drillships and two deepwater semisubmersible rigs. The aggregate net book value of these newly constructed rigs was $2.7 billion at December 31, 2014, of which $1.3 billion was reported in construction work-in-progress at December 31, 2013. See Note 9 “Drilling and Other Property and Equipment” to our Consolidated Financial Statements included in Item 8 of this report for a discussion of the components of our drilling and other property and equipment.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement, Senior Notes and Commercial Paper Program” in Item 7 and Note 10 “Credit Agreement and Senior Notes” to our Consolidated Financial Statements included in Item 8 of this report for a discussion of changes to our long-term debt.
(4)	For all periods presented, the ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent pre-tax income from continuing operations plus fixed charges. Fixed charges include (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) a portion of rent expense, which we believe represents the interest factor attributable to rent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

We are a leader in offshore drilling, providing contract drilling services to the energy industry around the globe with a fleet of 38 offshore drilling rigs, excluding three mid-water semisubmersible rigs that we plan to retire and scrap. In late 2014, we took delivery of two ultra-deepwater drillships, the Ocean BlackHornet and Ocean BlackRhino. Contract preparation work is underway for both rigs, which are expected to commence drilling operations in the GOM in the second quarter of 2015. Construction of the Ocean Apex was completed late in the fourth quarter of 2014, and the rig is currently operating under a one-well contract in Vietnam.

During the first quarter of 2015, we expect to take delivery of our remaining ultra-deepwater drillship Ocean BlackLion and to complete the service-life-extension project for the ultra-deepwater Ocean Confidence. We expect the harsh environment, ultra-deepwater semisubmersible Ocean GreatWhite to be delivered in the first quarter of 2016.

Market Overview

Market fundamentals in the oil and gas industry continued to deteriorate in the fourth quarter of 2014 and into 2015. The dramatic decline in oil prices since the summer of 2014 has led many of our customers or potential customers to announce significant cutbacks to their 2015 capital spending plans. These adverse market conditions have resulted in reduced demand for offshore drilling rigs by our customers and an oversupply of rigs available for charter. Based on these factors, industry analysts predict dayrates to decline further as competition to keep rigs active continues to intensify. As of February 9, 2015, eight of our rigs were not subject to a drilling contract with a customer, including six rigs that have been cold stacked or are in the process of being cold stacked.

In declining markets, rig tenders by our customers may be for shorter terms or on a well-to-well basis and increased competition for the tenders may drive down contract dayrates. It is also not unusual for adverse market conditions to result in the migration of some ultra-deepwater rigs to work in deepwater and, likewise, some deepwater rigs to compete against mid-water units, or even ultra-deepwater rigs to work in some mid-water markets. This has had and could continue to have an adverse impact on our fleet, and particularly our lower specification mid-water rigs, as indicated by the retirement of six of our mid-water semisubmersible rigs during 2014, three of which have since been scrapped as of the date of this report.

Another characteristic of the depressed market conditions in the offshore drilling industry is that certain customers may attempt to renegotiate or terminate drilling contracts. Some of our drilling contracts, particularly contracts with national oil companies or government-controlled entities, permit the customer to terminate the contract after specified notice periods, sometimes resulting in no payment to us or sometimes resulting in a contractually specified termination amount, which may not fully compensate us for the loss of the contract. During depressed market conditions, certain customers may be more motivated to utilize such contract clauses to seek to renegotiate or terminate a drilling contract. In addition, in depressed conditions certain customers may be motivated to claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts. The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. When a customer terminates our contract prior to the contract’s scheduled expiration, our contract backlog is adversely impacted. See “—Contract Drilling Backlog” below.

On February 20, 2015, a representative of PEMEX—Exploración y Producción, or PEMEX, verbally informed us of PEMEX’s intention to exercise its contractual right to terminate its drilling contracts on the Ocean Ambassador, the Ocean Nugget and the Ocean Summit, and to cancel its drilling contract on the Ocean Lexington, which contract was scheduled to begin in September 2015. As of the date of this report, we have not received written notice of termination or cancellation. We are in discussions with PEMEX regarding the rigs.

In addition, Petróleo Brasileiro S.A., or Petrobras, recently notified us that it has a right to terminate the drilling contract on the Ocean Baroness and has verbally informed us that it does not intend to continue to use the rig. We are currently in discussions with Petrobras regarding the rig.

The impact of the depressed market conditions in the offshore drilling industry has materially impacted our results of operations and cash flows in 2014. We currently expect that these adverse conditions will continue through 2015 and likely into 2016 or even longer. The continuation of these conditions could result in more of our rigs being without contracts and/or cold stacked and could further materially and adversely affect our financial condition, results of operations and cash flows. When we cold stack a rig, we evaluate the rig for impairment. See “Risk Factors—We may incur asset impairments and/or rig retirements as a result of declining demand for certain offshore drilling rigs” in Item 1A of this report, which is incorporated herein by reference.

Although these general market conditions impact all segments of the offshore drilling market, the following discussion addresses market conditions within segments of the floater market.

Floater Markets

Ultra-Deepwater and Deepwater Floaters. Globally, the ultra-deepwater and deepwater floater markets continue to weaken. The continuing oversupply of rigs, combined with diminished demand, has resulted in further decline in dayrates and the stacking of rigs in all asset classes, and industry reports expect offshore drillers to continue to scrap older, lower specification rigs. During 2014, there were few bidding opportunities, and the outlook for 2015 is pessimistic. Competition for a limited number of jobs has been intense, with numerous offshore drillers vying for the same opportunities, including some competitors bidding multiple rigs on the same bid, and operators attempting to sublet previously contracted rigs for which capital spending programs have been delayed and/or canceled.

The influx of newbuilds into the market, combined with established rigs that came off contract in 2014 or are expected to complete contracts during 2015 and 2016, is expected to contribute to the further weakening of the ultra-deepwater and deepwater floater markets. As of the date of this report, based on industry data, there are approximately 59 competitive, or non-owner-operated, newbuild floaters on order, and an estimated 29 additional rigs potentially to be built on behalf of Petrobras, which is currently our largest single customer based on annual consolidated revenues. Based on industry reports, of the competitive rigs, 16 of the 31 newbuilds scheduled for delivery in 2015, as well as nine of the 14 newbuilds scheduled for delivery in 2016, are not yet contracted for future work.

Mid-Water Floaters. Conditions in the mid-water market have varied by region, but have generally been adversely impacted by lower demand, the waterfall effect of declining dayrates in the ultra-deepwater and deepwater markets, the challenges experienced by lower specification units in this segment as a result of growing regulatory demands and more complex customer specifications, and the intensified competition resulting from the migration of some deepwater and ultra-deepwater units to compete against mid-water units. As higher specification rigs take the place of lower specification units, some lower specification rigs are expected to be cold stacked or ultimately scrapped.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2015 through 2020.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of February 9, 2015, October 21, 2014 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014), and February 5, 2014 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2013). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risk Factors — We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue will be ultimately realized” in Item 1A of this report, which is incorporated herein by reference.

	February 9, 2015	October 21, 2014	February 5, 2014
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1) (2)	$5,390,000	$6,090,000	$4,111,000
Deepwater(3)	748,000	773,000	794,000
Mid-Water (4)(5)(6)	611,000	1,149,000	1,744,000

Total Floaters	6,749,000	8,012,000	6,649,000
Jack-ups(7)	91,000	180,000	180,000

Total	$6,840,000	$8,192,000	$6,829,000

(1)	Contract drilling backlog as of February 9, 2015 for our ultra-deepwater floaters includes (i) $1.3 billion attributable to our contracted operations offshore Brazil for the years 2015 to 2018; (ii) $584.0 million for the years 2015 to 2019 attributable to future work for the Ocean BlackLion, which is under construction; and (iii) $641.0 million for the years 2016 to 2019 attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.
(2)	Contract drilling backlog as of February 9, 2015 for our ultra-deepwater floaters excludes $408.4 million attributable to the Ocean Baroness contracted to Petrobras. See discussion under “Market Overview” above.
(3)	Contract drilling backlog as of February 9, 2015 for our deepwater floaters includes $196.0 million attributable to our contracted operations offshore Brazil for the years 2015 to 2016.

(4)	Contract drilling backlog reported as of October 21, 2014 for our mid-water floaters excludes $107.0 million in backlog attributable to contracted work for the Ocean Vanguard that is included in the February 5, 2014 backlog. As previously reported, in the second quarter of 2014, Statoil ASA, the customer for the Ocean Vanguard, terminated its drilling contract, which was estimated to conclude in accordance with its terms in February 2015. We do not believe that Statoil had a valid basis for terminating the contract, and we have filed a lawsuit against Statoil in Norway to collect damages resulting from the unlawful termination.
(5)	Contract drilling backlog as of February 9, 2015 for our mid-water floaters (i) includes $21.0 million attributable to our contracted operations offshore Brazil for the year 2015 and (ii) excludes $52.8 million from 2015 that was originally attributable to contracted work for the Ocean Nomad and previously reported as backlog for 2015. On February 12, 2015, our subsidiary received notice of termination of its drilling contract from Dana Petroleum (E&P) Limited, the customer for the Ocean Nomad. The drilling contract provides for a dayrate of approximately $330,000 and was estimated to conclude in accordance with its terms in August 2015. We do not believe that Dana had a valid basis for terminating the contract and we intend to defend our rights under the contract.
(6)	Contract drilling backlog as of February 9, 2015 for our mid-water floaters excludes $208.8 million attributable to the Ocean Ambassador and the Ocean Lexington. See discussion under “Market Overview” above.
(7)	Contract drilling backlog as of February 9, 2015 for our jack-ups excludes $49.0 million attributable to the Ocean Nugget and the Ocean Summit. See discussion under “Market Overview” above.

The following table reflects the amount of our contract drilling backlog by year as of February 9, 2015.

	For the Years Ending December 31,
	Total	2015 (1)	2016	2017	2018 - 2020
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2) (3)	$5,390,000	$1,397,000	$1,095,000	$1,199,000	$1,699,000
Deepwater(4)	748,000	492,000	208,000	48,000	—
Mid-Water (5) (6)	611,000	343,000	147,000	121,000

Total Floaters	6,749,000	2,232,000	1,450,000	1,368,000	1,699,000
Jack-ups (7)	91,000	81,000	10,000	—	—

Total	$6,840,000	$2,313,000	$1,460,000	$1,368,000	$1,699,000

(1)	Represents the twelve-month period beginning January 1, 2015.
(2)	Contract drilling backlog as of February 9, 2015 for our ultra-deepwater floaters includes (i) $452.0 million, $333.0 million, $332.0 million, and $159.0 million for the years 2015, 2016, 2017 and 2018, respectively, attributable to our contracted operations offshore Brazil; (ii) $25.0 million, $146.0 million and $146.0 million for the years 2015, 2016 and 2017, respectively, and $267.0 million in the aggregate for the years 2018 to 2019 attributable to future work for the Ocean BlackLion, which is under construction; and (iii) $90.0 million for the year 2016, $214.0 million for the year 2017 and $337.0 million in the aggregate for the years 2018 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.
(3)	Contract drilling backlog as of February 9, 2015 for our ultra-deepwater floaters excludes $76.7 million, $113.5 million, $113.1 million, and $105.1 million for the years 2015, 2016, 2017 and 2018, respectively, attributable to the Ocean Baroness contracted to Petrobras. See discussion under “Market Overview” above.
(4)	Contract drilling backlog as of February 9, 2015 for our deepwater floaters includes $134.0 million and $62.0 million for the years 2015 and 2016, respectively, attributable to our contracted operations offshore Brazil.
(5)	Contract drilling backlog as of February 9, 2015 for our mid-water floaters (i) includes $21.0 million for the year 2015 attributable to our contracted operations offshore Brazil and (ii) excludes $52.8 million for the year 2015 that was originally attributable to contracted work for the Ocean Nomad and previously reported as backlog for 2015. On February 12, 2015, our subsidiary received notice of termination of its drilling contract from Dana Petroleum (E&P) Limited, the customer for the Ocean Nomad. The drilling contract provides for a dayrate of approximately $330,000 and was estimated to conclude in accordance with its terms in August 2015. We do not believe that Dana had a valid basis for terminating the contract, and we intend to defend our rights under the contract.
(6)	Contract drilling backlog as of February 9, 2015 for our mid-water floaters excludes $69.6 million, $66.6 million, $58.4 million, and $14.2 million for the years 2015, 2016, 2017 and 2018, respectively, attributable to the Ocean Ambassador and the Ocean Lexington. See discussion under “Market Overview” above.
(7)	Contract drilling backlog as of February 9, 2015 for our jack-ups excludes $26.9 million and $22.1 million for the years 2015 and 2016, respectively, attributable to the Ocean Nugget and the Ocean Summit. See discussion under “Market Overview” above.

The following table reflects the percentage of rig days committed by year as of February 9, 2015. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning dates for the Ocean BlackLion and Ocean GreatWhite, both of which are under construction.

	For the Years Ending December 31,
	2015 (1)	2016	2017	2018 - 2020
Rig Days Committed (2)(3)
Floaters:
Ultra-Deepwater	85%	63%	54%	25%
Deepwater	55%	21%	5%	—
Mid-Water	40%	11%	9%	—
All Floaters	63%	37%	28%	11%
Jack-ups	32%	3%	—	—

(1)	Represents the twelve-month period beginning January 1, 2015.
(2)	As of February 9, 2015, includes approximately 1,100 and 560 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days, for the years 2015 and 2016, respectively.
(3)	Excludes previously reported rig days attributable to the Ocean Baroness contracted to Petrobras and the Ocean Ambassador, the Ocean Nugget, the Ocean Summit and the Ocean Lexington contracted to PEMEX. See discussion under “Market Overview” above.

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

Revenue is also affected by the acquisition or disposal of rigs, rig mobilizations, required surveys and shipyard projects. In connection with certain drilling contracts, we may receive fees for the mobilization of equipment. In addition, some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements for which we may or may not be compensated. We earn these fees as services are performed over the initial term of the related drilling contracts. We defer mobilization and contract preparation fees received (on either a lump-sum or dayrate basis), as well as direct and incremental costs associated with the mobilization of equipment and contract preparation activities, and amortize each, on a straight-line basis, over the term of the related drilling contracts. Absent a contract, mobilization costs are recognized currently.

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

In addition, operating income may also be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey. Although an intermediate survey may require some downtime for the drilling rig, it normally does not require dry-docking or shipyard time, except for rigs generally older than 15 years that are located in the U.K. and Norwegian sectors of the North Sea.

During 2015, two of our rigs will require 5-year surveys, which we expect to result in approximately 120 days of downtime in the aggregate. We also expect to spend an additional approximately 980 days for intermediate surveys, the mobilization of rigs, contract acceptance testing and extended maintenance projects, including days associated with mobilization and acceptance testing for the recently delivered Ocean BlackHornet and Ocean BlackRhino (approximately 195 days in the aggregate) and the Ocean BlackLion (approximately 240 days), which is under construction and expected to be delivered late in the first quarter of 2015. We expect the Ocean Confidence to be unavailable through the first quarter of 2015 (approximately 90 days) as it completes its service-life-extension project. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the GOM. If a named windstorm in the GOM causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our insurance policy that expires on May 1, 2015, we carry physical damage insurance for certain losses other than those caused by named windstorms in the GOM for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss-of-hire insurance policies to cover our rigs.

In addition, under our current insurance policy, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Our deductibles for marine liability coverage, including for personal injury claims, are $25.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use, which is expected to continue after delivery of the rigs from the shipyard and until the user acceptance phase of each project is completed. For the year ended December 31, 2014, we capitalized interest of $60.6 million on qualifying expenditures, primarily related to the construction of our four new drillships, the Ocean GreatWhite and the Ocean Apex. We will continue capitalizing interest on qualifying expenditures during 2015, which will no longer include expenditures related to the Ocean BlackHawk, Ocean BlackHornet, Ocean BlackRhino and Ocean Onyx, which were completed in 2014, and will include a limited interest capitalization period for the Ocean BlackLion, which is expected to be completed in the first quarter of 2015.

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

Property, Plant and Equipment. We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, including associated inspection and recertification costs, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the years ended December 31, 2014 and 2013, we capitalized $546.0 million and $302.0 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $160 million per project.

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

In the third quarter of 2014, we recognized an impairment loss of $109.5 million in connection with our management’s decision to retire and scrap six mid-water semisubmersible rigs, or the Retirement Group, which included three rigs that were initially impaired in 2012. Of the Retirement Group, two of the rigs were scrapped in December 2014, and one additional rig was scrapped in February 2015. We have entered into a sales agreement to scrap a fourth rig in the Retirement Group, which we expect to close in the first quarter of 2015. We did not recognize an asset impairment in 2013. During 2012, we recognized an impairment loss of $62.4 million. See “ – Results of Operations –Years Ended December 31, 2014, 2013 and 2012 – Overview – 2014 Compared to 2013 – Impairment of Assets,” “ – Results of Operations –Years Ended December 31, 2014, 2013 and 2012 – Overview – 2013 Compared to 2012 – Impairment of Assets” and Note 2 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

Management’s assumptions are an inherent part of our asset impairment evaluation and the use of different assumptions could produce results that differ from those reported.

Personal Injury Claims. Our deductibles for liability coverage for personal injury claims, which primarily result from Jones Act liability in the Gulf of Mexico, are currently $25.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims which might arise during the policy year. The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models.

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

Key performance indicators by equipment type are listed below.

	Year Ended December 31,
	2014	2013	2012
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	2,151	2,392	2,475
Deepwater	1,206	1,530	1,605
Mid-Water	3,969	4,186	4,639
Jack-ups (2)	1,845	1,949	1,753
UTILIZATION (3)
Floaters:
Ultra-Deepwater	65%	82%	85%
Deepwater	55%	84%	88%
Mid-Water	61%	64%	68%
Jack-ups (4)	78%	76%	53%
AVERAGE DAILY REVENUE (5)
Floaters:
Ultra-Deepwater	$459,100	$357,300	$364,700
Deepwater	409,800	403,300	372,400
Mid-Water	271,300	286,200	274,900
Jack-ups	96,700	89,300	91,500

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Revenue earning days for the year ended December 31, 2012 included approximately 87 days earned by certain of our jack-up rigs during the period prior to being sold in 2012.
(3)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs, but excluding rigs under construction). As of December 31, 2014, six of our mid-water semisubmersible drilling rigs were cold stacked, three of which we plan to scrap.
(4)	Utilization for our jack-up rigs would have been 87% for the year ended December 31, 2012, excluding revenue earning days and total calendar days associated with rigs that we sold in 2012.
(5)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in our fleet per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

Years Ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$987,565	$854,515	$902,793
Deepwater	494,247	617,080	597,694
Mid-Water	1,076,842	1,197,934	1,275,068

Total Floaters	2,558,654	2,669,529	2,775,555
Jack-ups	178,472	174,055	160,511

Total Contract Drilling Revenue	$2,737,126	$2,843,584	$2,936,066

REVENUES RELATED TO REIMBURSABLE EXPENSES	$77,545	$76,837	$50,442
CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$536,615	$538,765	$545,590
Deepwater	292,050	267,820	253,176
Mid-Water	535,080	604,492	602,351

Total Floaters	1,363,745	1,411,077	1,401,117
Jack-ups	111,204	115,078	106,510
Other	48,674	46,370	29,597

Total Contract Drilling Expense	$1,523,623	$1,572,525	$1,537,224

REIMBURSABLE EXPENSES	$76,091	$74,967	$48,778
OPERATING INCOME
Floaters:
Ultra-Deepwater	$450,950	$315,750	$357,203
Deepwater	202,197	349,260	344,518
Mid-Water	541,762	593,442	672,717

Total Floaters	1,194,909	1,258,452	1,374,438
Jack-ups	67,268	58,977	54,001
Other	(48,674)	(46,370)	(29,597)
Reimbursable expenses, net	1,454	1,870	1,664
Depreciation	(456,483)	(388,092)	(392,913)
Impairment of assets	(109,462)	—	(62,437)
General and administrative expense	(81,832)	(64,788)	(64,640)
Bad debt (expense) recovery	—	(22,513)	1,018
Gain on disposition of assets	5,382	4,070	80,844

Total Operating Income	$572,562	$801,606	$962,378

Other income (expense):
Interest income	801	701	4,910
Interest expense	(62,053)	(24,843)	(46,216)
Foreign currency transaction gain (loss)	3,199	(4,915)	(1,999)
Other, net	682	1,691	(992)

Income before income tax expense	515,191	774,240	918,081
Income tax expense	(128,180)	(225,554)	(197,604)

NET INCOME	$387,011	$548,686	$720,477

The following is a summary of the most significant transfers of our rigs during 2012, 2013 and 2014 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters (1):
Ocean Monarch	Ultra-Deepwater	Vietnam to Singapore (shipyard survey)	August 2012
Ocean Confidence	Ultra-Deepwater	Congo to Angola	January 2013
Ocean Confidence	Ultra-Deepwater	Angola to Cameroon	February 2014
Ocean BlackHawk	Ultra-Deepwater	South Korea to GOM (initial mobilization)	February 2014
Ocean Confidence	Ultra-Deepwater	Cameroon to Canary Islands (life-extension project)	April 2014
Ocean Clipper	Ultra-Deepwater	Brazil to Colombia	June 2014
Ocean Monarch	Ultra-Deepwater	Indonesia to Malaysia (shipyard project)	September 2014
Ocean Clipper	Ultra-Deepwater	Colombia to Brazil	December 2014
Ocean BlackHornet	Ultra-Deepwater	South Korea to GOM (initial mobilization)	December 2014
Ocean BlackRhino	Ultra-Deepwater	South Korea to GOM (initial mobilization)	December 2014

Ocean America	Deepwater	Australia to Singapore (shipyard survey)	July 2013
Ocean Valiant	Deepwater	Cameroon to Canary Islands (shipyard survey)	October 2013
Ocean America	Deepwater	Singapore to Australia	November 2013
Ocean Onyx	Deepwater	Placed in service (GOM)	January 2014
Ocean Star	Deepwater	Brazil to GOM	September 2014
Ocean Apex	Deepwater	Singapore to Vietnam	December 2014

Ocean Guardian	Mid-Water	Falkland Islands to U.K.	January 2012
Ocean Saratoga	Mid-Water	GOM to Guyana	January 2012
Ocean Saratoga	Mid-Water	Guyana to GOM	May 2012
Ocean Whittington	Mid-Water	Brazil to GOM	May 2012
Ocean Apex	Mid-Water	Singapore shipyard	September 2012
Ocean Ambassador	Mid-Water	Brazil to GOM	October 2012
Ocean Lexington	Mid-Water	Brazil to Trinidad	March 2013
Ocean Patriot	Mid-Water	Vietnam to Philippines	May 2013
Ocean Saratoga	Mid-Water	GOM to Nicaragua	August 2013
Ocean Quest	Mid-Water	Brazil to Malaysia	November 2013
Ocean Patriot	Mid-Water	Philippines to Singapore (shipyard upgrade)	November 2013
Ocean Saratoga	Mid-Water	Nicaragua to GOM (cold stacked October 2014)	December 2013
Ocean General	Mid-Water	Vietnam to Indonesia	March 2014
Ocean Quest	Mid-Water	Malaysia to Vietnam	May 2014
Ocean Patriot	Mid-Water	Singapore to U.K.	June 2014
Ocean Vanguard	Mid-Water	Norway to U.K. (cold stacked July 2014)	June 2014
Ocean General	Mid-Water	Indonesia to Malaysia (cold stacked October 2014)	September 2014

Jack-ups (2):
Ocean Spur	Jack-up	Egypt to Ecuador; two year bareboat charter	August 2012
Ocean Spartan	Jack-up	GOM	December 2012
Ocean King	Jack-up	Montenegro to GOM	December 2012
Ocean Titan	Jack-up	Mexico to GOM	June 2014

(1)	We scrapped two mid-water semisubmersible rigs, the Ocean New Era and Ocean Whittington in November 2014.
(2)	We sold the Ocean Columbia, Ocean Heritage, Ocean Drake, Ocean Champion, Ocean Crusader and Ocean Sovereign in 2012. The Ocean Spartan was sold in June 2014.

Overview

2014 Compared to 2013

Operating Income. Operating income decreased $229.0 million, or 29%, during 2014, compared to 2013, primarily due to a $106.5 million, or 4%, reduction in contract drilling revenue combined with the negative effects of a $109.5 million impairment loss recognized in the third quarter of 2014, higher depreciation ($68.4 million) and higher general and administrative expenses ($17.0 million). During 2014, we recognized incremental depreciation expense on a higher depreciable asset base, compared to 2013, which included the following newly constructed rigs placed in service during 2014: Ocean Onyx (January 2014), Ocean BlackHawk (February 2014) and Ocean BlackHornet, Ocean BlackRhino and Ocean Apex (December 2014). General and administrative costs for 2014 reflect higher employee compensation and professional fees than those incurred in the prior year, primarily related to compensation of and termination benefits paid to certain of our current and former key executives. These negative effects were partially offset by a $48.9 million reduction in contract drilling expense and a $22.5 million charge for an uncollectible receivable incurred in the prior year.

Contract drilling revenue for our deepwater and mid-water fleets decreased $122.8 million and $121.1 million, respectively, during 2014, compared to the prior year, primarily as a result of 324 and 217 fewer revenue earning days, respectively, combined with the effect of a lower average daily revenue earned by our mid-water floater fleet in the aggregate. In contrast, contract drilling revenue earned by our ultra-deepwater floaters and jack-up rigs increased $133.1 million and $4.4 million, respectively, during 2014, compared to 2013, primarily due to higher average daily revenue earned by both our ultra-deepwater and jack-up fleets despite an aggregate 345-day reduction in revenue earning days during 2014.

In general, the comparability of contract drilling expenses between years is impacted by significant events or changes in our rig fleet, including but not limited to the relocation of rigs between geographic locations and related changes in operating cost structures which differ between regions, the cost to mobilize such rigs, the number and extent of shipyard surveys and related repairs, contract preparation activities, the stacking of rigs and rising labor costs. Total contract drilling expense for our rig fleet during 2014 decreased by $48.9 million, or 3%, compared to the prior year, primarily due to the cold stacking or scrapping of rigs, contract preparation work and lower repairs and maintenance expenses, partially offset by increases in costs associated with the operation of the Ocean BlackHawk and Ocean Onyx beginning in the first quarter of 2014.

Impairment of Assets. During the third quarter of 2014, our management adopted a plan to scrap six of our mid-water semisubmersibles. As a result of this decision, we recognized an impairment loss of $109.5 million to write down the aggregate net book value of these rigs to their estimated recoverable amounts. Three of these rigs were initially impaired in 2012. See “– 2013 Compared to 2012 – Impairments of Assets.”

Bad Debt Expense (Recovery). During 2013, based on our assessment of the financial condition of two of our customers, Niko Resources Ltd., or Niko, and OGX Petróleo e Gás Ltda., or OGX, and our expectations regarding the probability of collection of amounts due to us from them, we recorded $22.5 million in bad debt expense to fully reserve all outstanding receivables they owed us at June 30, 2013. Four of our rigs remained under contract to Niko and OGX in the second half of 2013, working an aggregate of 337 revenue earning days for which we did not recognize revenue due to our assessment that collection of the amounts due was not reasonably assured.

In December 2013, we entered into a settlement agreement with Niko, which we refer to as the Settlement Agreement, whereby Niko will be released from certain obligations under the dayrate contracts for the Ocean Monarch and Ocean Lexington, subject to and effective upon the full payment of amounts owed to us under the Settlement Agreement, aggregating $80.0 million, and subject to its other conditions. In accordance with the terms of the Settlement Agreement, we received cash payments of $20.3 million during 2014 and $25.0 million in the fourth quarter of 2013, which we recognized as revenue against invoices due us. We plan to recognize future payments from Niko in revenue as they are received due to the uncertainty regarding their timing and collection.

In 2014, the creditors of OGX, including us, agreed to a settlement whereby the creditors would receive shares of the reorganized OGX company in full settlement of obligations owed to them by OGX. As a result of the settlement, we have written off $21.2 million in receivables due us from OGX against the associated allowance for bad debts, which was set up in 2013.

No additional provisions for bad debts were deemed necessary in 2014.

Interest Expense. Interest expense increased $37.2 million during 2014, compared to 2013, primarily due to incremental interest expense of $34.4 million primarily related to $1.0 billion in senior unsecured notes that we issued in November 2013, partially offset by a reduction in interest expense related to $250.0 million in senior debt that we repaid in 2014, combined with a decrease in capitalized interest of $13.6 million as a result of rig construction projects completed in 2014. The increase in interest expense was also partially offset by the reversal of $6.2 million of interest expense in 2014 associated with changes in uncertain tax positions in the Brazil and Mexico tax jurisdictions, combined with the absence of $5.9 million of interest expense recognized in the prior year period associated with uncertain tax positions in the Mexico tax jurisdiction.

Income Tax Expense. Our effective tax rate for 2014 was 24.9%, compared to a 29.1% effective tax rate for 2013. The lower effective tax rate in 2014 was due to differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operated. The lower effective tax rate in the current period was also due to the reversal of $54.5 million of reserves for uncertain tax positions in various foreign jurisdictions which were settled in our favor or for which the statute of limitations had expired. During the 2013 period, our effective tax rate was negatively impacted by a provision of $56.9 million related to an uncertain tax position in Egypt, partially offset by the recognition of the impact of The American Taxpayer Relief Act of 2012, which reduced 2013 income tax expense by $27.5 million.

2013 Compared to 2012

Operating Income. Operating income decreased $160.8 million, or 17%, in 2013, compared to 2012, primarily due to a $92.5 million, or 3%, reduction in contract drilling revenue, a $35.3 million increase in contract drilling expense and recognition of $22.5 million of bad debt expense in 2013, combined with the absence of an aggregate $76.5 million pre-tax gain on the sale of six of our jack-up rigs during 2012. These negative contributors to operating income were partially offset by the absence of a $62.4 million impairment loss recognized in the fourth quarter of 2012.

Contract drilling revenue for our ultra-deepwater and mid-water fleets decreased a combined $125.4 million during 2013, compared to 2012, while revenue earned by our deepwater floaters and jack-up rigs increased an aggregate $32.9 million. Revenue earning days for our drilling fleet decreased an aggregate 415 days in 2013, compared to 2012, including 337 fewer revenue earning days for the Ocean Monarch, Ocean Star, Ocean Lexington and Ocean Quest in the second half of 2013, during which these rigs were contracted to Niko or OGX, and 87 fewer days attributable to the jack-up rigs that we sold in 2012.

Total contract drilling expense for our rig fleet during 2013 increased by $35.3 million, compared to 2012, reflecting higher labor and personnel-related costs ($38.1 million), primarily related to mid-2013 pay increases and costs associated with additional crews for the Ocean Onyx and Ocean BlackHawk and for our new rigs expected to be delivered in 2014, repair and maintenance costs ($23.7 million) and inspection costs ($10.1 million). The impact of these 2013 cost increases was partially offset by decreased costs associated with the mobilization of rigs ($21.9 million), freight ($11.5 million) and other rig operating costs ($3.3 million).

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

Interest Expense. Interest expense decreased $21.4 million in 2013, compared to 2012, primarily due to a $36.6 million increase in interest capitalized on eligible construction projects during 2013, partially offset by incremental interest expense of $7.0 million for the senior unsecured notes that we issued in 2013 and an increase of $7.7 million in interest expense associated with uncertain tax positions, primarily in the Mexico tax jurisdiction.

Income Tax Expense Our effective tax rate for 2013 was 29.1%, compared to a 21.5% effective tax rate for 2012. The higher effective tax rate in 2013 was due to differences in the mix of our domestic and international pre-tax earnings and losses, as well as the mix of international tax jurisdictions in which we operated. Income tax expense for 2013 was also negatively impacted by a provision of $56.9 million related to an uncertain tax position in Egypt, partially offset by the recognition of the impact of The American Taxpayer Relief Act of 2012, which reduced 2013 income tax expense by $27.5 million.

As our rigs frequently operate in different tax jurisdictions as they move from contract to contract, our effective tax rate can fluctuate substantially and our historical effective tax rates may not be sustainable and could increase materially. See “Risk Factors – Changes in tax laws, effective income tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results” in Item 1A of this report.

Contract Drilling Revenue and Expense by Equipment Type

2014 Compared to 2013

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $133.1 million during 2014, compared to 2013, primarily due to higher average daily revenue earned ($219.0 million), partially offset by the unfavorable effect of 241 fewer revenue earning days ($85.9 million). Average daily revenue increased primarily due to several of our ultra-deepwater floaters earning higher dayrates during 2014, compared to those earned in the prior year period, as well as incremental amortization of $50.6 million in mobilization and contract preparation fees, including amounts recognized in connection with contracts for the Ocean Monarch in Indonesia ($11.3 million), the Ocean Endeavor in Romania ($22.4 million) and the Ocean Clipper in Colombia ($8.8 million). Revenue earning days decreased during 2014, compared to the prior year, primarily due to incremental downtime for planned inspections and shipyard projects (366 additional days), including the Ocean Confidence life-extension project, non-revenue earning days between contracts (241 additional days) and rig mobilizations (95 additional days), partially offset by a reduction in unscheduled downtime for repairs (273 fewer days) and 189 revenue earning days for the Ocean BlackHawk, which was placed in service in 2014.

Contract drilling expense for our ultra-deepwater fleet decreased $2.1 million in 2014, compared to 2013, as incremental operating costs for the Ocean BlackHawk ($44.8 million) were mostly offset by lower operating costs for the Ocean Confidence ($48.3 million) as a result of the rig’s life-extension project, which began in the second quarter of 2014.

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $122.8 million during 2014 compared 2013, primarily due to 324 fewer revenue earning days ($130.6 million), partially offset by higher average daily revenue earned ($7.8 million), which reflected an increase in amortized mobilization and contract preparation revenue associated with the Ocean America’s Australia contract. Revenue earning days decreased primarily due to unplanned downtime attributable to the warm stacking of rigs between contracts (533 additional days) and incremental downtime for planned surveys and shipyard projects (85 additional days) and rig mobilizations (46 additional days), partially offset by 333 incremental revenue earning days for the Ocean Onyx during 2014.

Contract drilling expense incurred by our deepwater floaters increased $24.2 million during 2014, compared to the prior year, primarily due to incremental operating costs for the Ocean Onyx ($31.5 million), costs associated with a five-year survey for the Ocean Alliance ($18.2 million) and the mobilization of the Ocean Star to the GOM ($8.8 million). These 2014 cost increases were partially offset by reductions in costs for international shorebase locations ($9.7 million), labor and personnel ($6.0 million), repairs and maintenance ($9.2 million), inspections ($4.0 million), agency fees ($1.8 million), and other rig-related costs ($3.5 million), as a result of lower rig utilization compared to the prior year and relocation of rigs.

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $121.1 million during 2014, compared to the prior year, primarily as a result of 217 fewer revenue earning days ($62.2 million) and lower average daily revenue earned ($58.9 million). The decline in revenue earning days for 2014 reflected a 652-day increase in unplanned downtime, primarily due to the cold stacking of rigs, unpaid equipment repairs and downtime between contracts, partially offset by a 435-day reduction in planned downtime for shipyard projects and regulatory inspections. Average daily revenue earned during 2014 decreased compared to the prior year, primarily due to lower amortized mobilization and contract preparation revenue ($35.9 million) and a significantly lower dayrate earned by the Ocean Quest operating in Vietnam, partially offset by higher dayrates earned by our North Sea rigs.

Contract drilling expense for our mid-water fleet decreased $69.4 million during 2014, compared to 2013, primarily due to reductions in costs for our currently cold stacked rigs and other mid-water rigs scrapped during the year or other non-working rigs designated for scrapping at the end of 2014 ($46.3 million) and the Ocean Patriot, which was out of service until the fourth quarter of 2014 for an enhancement project and contract preparation activities ($9.6 million). In addition, contract drilling expense incurred by our actively-marketed mid-water fleet in 2014, compared to the prior year, reflected lower aggregate costs for shipyard projects and regulatory inspections ($24.4 million) and mobilization of rigs ($14.5 million), partially offset by higher labor and personnel costs ($23.4 million).

Jack-ups. Contract drilling revenue for our jack-up fleet increased $4.4 million during 2014, compared to the prior year, primarily due to an increase in average daily revenue earned ($13.7 million), as a result of higher dayrates earned by several of our jack-up rigs during 2014, partially offset by 104 fewer revenue earning days compared to 2013 ($9.3 million). Contract drilling expense decreased $3.9 million in 2014, compared to 2013, primarily due to lower costs associated the mobilization of rigs ($6.6 million), partially offset by higher labor and personnel-related costs ($3.4 million).

2013 Compared to 2012

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters decreased $48.3 million in 2013, compared to 2012, primarily due to lower average daily revenue earned ($17.7 million) and 83 fewer revenue earning days ($30.6 million). Average daily revenue decreased in 2013, compared to 2012, primarily due to a contract extension for the Ocean Rover during the second quarter of 2012 at a significantly lower dayrate than previously earned, lower revenue earned by the Ocean Clipper as a result of incremental revenue earning days at a reduced performance rate, equipment penalties assessed against revenue and the absence of additional revenue associated with the rig working outside its normal operating zone and a $17.9 million decrease in amortized mobilization revenue. However, average daily revenue for 2013 was favorably impacted by $25.0 million in revenue recognized in connection with the Settlement Agreement. Total revenue earning days for our ultra-deepwater floaters decreased during 2013, compared to 2012, primarily due to incremental unplanned downtime (225 additional days), partially offset by a reduction in downtime for shipyard projects and inspections (128 fewer days) and mobilization of rigs (21 fewer days).

Contract drilling expense incurred by our ultra-deepwater floaters decreased $6.8 million during 2013, compared to 2012, primarily due to lower amortized mobilization costs ($21.8 million) and freight costs ($8.8 million), partially offset by higher costs associated with rig personnel ($18.8 million) and repairs and maintenance ($5.1 million).

Deepwater Floaters. Revenue generated by our deepwater floaters increased $19.4 million during 2013, compared to 2012, as a result of higher average daily revenue earned ($47.3 million), partially offset by 75 fewer revenue earning days ($27.9 million). Average daily revenue earned by our deepwater floaters during 2013 increased primarily due to both the Ocean Valiant and Ocean Victory working at significantly higher dayrates than those earned in 2012, partially offset by lower amortized mobilization revenue ($5.4 million) during 2013. In contrast, total revenue earning days for our deepwater floaters declined in 2013 due to incremental unscheduled downtime for repairs (32 additional days), scheduled shipyard projects (26 additional days) and mobilization of the Ocean America (14 days). Contract drilling expense increased $14.6 million in 2013, compared to 2012, reflecting higher labor and other personnel-related costs ($8.4 million), shorebase support costs and overheads ($5.2 million), and repair and maintenance costs ($2.1 million), partially offset by lower costs associated with the mobilization of rigs ($4.0 million).

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $77.1 million during 2013, compared to 2012, primarily as a result of 453 fewer revenue earning days ($124.4 million), partially offset by the effect of higher average daily revenue earned ($47.3 million). The decrease in revenue earning days during 2013 was primarily due to an increase in planned downtime for shipyard inspections and projects (322 additional days), non-revenue earning days associated with the Niko and OGX contracts (136 days) and additional non-operating days for the Ocean Whittington (102 additional days), offset by fewer days for the mobilization of rigs (114 fewer days). Average daily revenue increased in 2013, compared to 2012, primarily due to new contracts or contract renewals for the Ocean General, Ocean Patriot, Ocean Nomad and Ocean Vanguard at higher dayrates than previously earned.

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

Liquidity and Capital Resources

We have historically relied principally on our cash flows from operations and cash reserves to meet liquidity needs and fund our cash requirements. In addition, we currently have available a syndicated 5-Year Revolving Agreement, or Credit Agreement, to meet our short-term and long-term liquidity needs. See “ – Credit Agreement, Senior Notes and Commercial Paper Program.” At the date of this report, our contract drilling backlog was $6.8 billion, of which $2.3 billion is expected to be realized in 2015.

At December 31, 2014, 2013 and 2012, we had cash available for current operations as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Cash and equivalents	$233,623	$347,011	$335,432
Marketable securities	16,033	1,750,053	1,150,158

Total cash available for current operations	$249,656	$2,097,064	$1,485,590

A substantial portion of our cash flows has been and is expected to continue to be invested in the enhancement of our drilling fleet. We determine the amount of cash required to meet our capital commitments by evaluating our rig construction obligations, the need to upgrade rigs to meet specific customer requirements and our ongoing rig equipment enhancement/replacement programs.

Certain of our international rigs are owned and operated, directly or indirectly, by DOIL, and, as a result of our intention to indefinitely reinvest the earnings of DOIL to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. See “ – Market Overview – Critical Accounting Estimates – Income Taxes.” We expect to utilize the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc., or DODI, to meet each entity’s respective working capital requirements and capital commitments. However, in light of the significant cash requirements of our capital expansion program in 2015 and 2016, we may also make use of our credit facility or commercial paper program to finance our capital expenditures and working capital requirements. In addition, we will make periodic assessments of our capital spending programs based on industry conditions and make adjustments thereto if required. See “– Cash Flow and Capital Expenditures – Contractual Cash Obligations – Rig Construction” and “– Credit Agreement, Senior Notes and Commercial Paper Program – $1.5 Billion Revolving Credit Agreement.”

We pay dividends at the discretion of our Board of Directors, or Board, and, in recent years, we have paid both regular quarterly and special cash dividends. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” in Item 5 of this report. During the three-year period ended December 31, 2014, we paid regular cash dividends totaling $207.8 million and special cash dividends totaling $1.2 billion. Our Board has adopted a policy of considering paying special cash dividends, in amounts to be determined, on a quarterly basis. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board of Directors considers relevant at that time. Our dividend policy may change from time to time, and there can be no assurance that we will continue to declare any cash dividends at all or in any particular amounts.

On February 6, 2015, we declared a regular cash dividend of $0.125 per share of our common stock payable on March 2, 2015 to stockholders of record on February 20, 2015. See “Risk Factors – Although we have paid cash dividends in the past, we will not pay a special dividend in the first quarter of 2015, we may not pay regular or special cash dividends in the future and we can give no assurance as to the amount or timing of the payment of any future regular or special cash dividends” in Item 1A of this report, which is incorporated herein by reference.

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. During the year ended December 31, 2014, we repurchased 1,895,561 shares of our outstanding common stock at a cost of $87.8 million. We did not repurchase any shares of our outstanding common stock during 2013 or 2012. In addition, Loews has informed us that, depending on market and other conditions, it may, from time to time, purchase shares of our common stock in the open market or otherwise. During the year ended December 31, 2014, Loews purchased 1,879,600 shares of our common stock. Loews did not purchase any shares of our outstanding common stock during 2013 or 2012.

During the three-year period ended December 31, 2014, our primary source of cash was an aggregate $3.4 billion generated from operating activities, $987.8 million net proceeds from the issuance of senior notes in 2013, $148.4 million received from the sale of drillings rig in 2012 and 2014 and $885.7 million net proceeds from the maturity of marketable securities, net of purchases. Cash usage during the same period was primarily for capital expenditures ($3.7 billion), payment of dividends and anti-dilution payments to stock plan participants ($1.5 billion), repayment of long-term debt ($250.0 million) and the acquisition of treasury stock ($87.8 million).

We may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current credit ratings, current market conditions and other factors beyond our control.

Cash Flow and Capital Expenditures

Our cash flow from operations and capital expenditures for each of the years in the three-year period ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flow from operations	$992,831	$1,065,988	$1,311,269
Capital expenditures:
Drillship construction	$1,318,271	$130,268	$248,346
Construction of deepwater floaters	168,045	396,584	153,529
Construction of ultra-deepwater floater	18,223	195,578	—
Ocean Patriot enhancement programs	107,181	29,948	—
Ocean Confidence service-life-extension project	134,871	—	—
Rig equipment and replacement programs	286,173	205,220	300,166

Total capital expenditures	$2,032,764	$957,598	$702,041

Cash Flow. Cash flow from operations decreased approximately $73.2 million during 2014, compared to 2013, primarily due to higher cash payments for contract drilling expenses ($77.0 million) and higher interest paid on our senior notes ($50.8 million) related to interest paid on our $1.0 billion in debt issued in November 2013 and an early interest payment for our 4.875% senior notes due July 1, 2015, or 2015 Notes. The increase in cash outflows for 2014 was partially offset by lower income taxes paid, in the U.S. federal jurisdiction, net of refunds, and a slight increase in cash receipts from contract drilling services ($6.5 million).

Cash flow from operations decreased approximately $245.3 million during 2013, compared to 2012, primarily due to a $165.3 million decrease in cash receipts from contract drilling services and higher cash payments for contract drilling expenses of $83.2 million, partially offset by lower cash income taxes paid, net of refunds, of $3.3 million.

See “—Results of Operations—Years Ended December 31, 2014, 2013 and 2012.”

Capital Expenditures.

As of the date of this report, we expect capital expenditures for 2015 to aggregate approximately $944.0 million, of which we expect to spend approximately $602.0 million on our current rig construction projects, including the Ocean Confidence service-life-extension project and an estimated $342.0 million for our ongoing capital maintenance and replacement programs. See “ — Contractual Cash Obligations — Rig Construction.” We expect to fund our 2015 capital spending from the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of DODI, as well as borrowings under our Credit Agreement or issuance of commercial paper.

Contractual Cash Obligations—Rig Construction

As of the date of this report, we have two rigs under construction in Ulsan, South Korea and are obligated under separate construction agreements with Hyundai Heavy Industries Co., Ltd., or Hyundai, for the construction of these two rigs. See Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements included in Item 8 of this report for further discussion of these projects.

The following is a summary of our construction projects as of December 31, 2014:

			Actual Inception-to-Date
Project	Expected Delivery (1)	Total Project Cost (2)	Project Expenditures (3)	Capitalized Interest	2015 (4)
		(In millions)
New Rig Construction:
Drillship:
Ocean BlackLion	Q1 2015	$655	$199	$27	$456	(5)
Ultra-Deepwater Floater:
Ocean GreatWhite	Q1 2016	764	197	17	46

		$1,419	$396	$44	$502

(1)	Represents expected delivery date of vessel from shipyard and does not include additional non-operating days for commissioning, contract preparation and mobilization to initial area of operation, which will occur prior to the rig being placed in service.
(2)	Total project costs include contractual payments for shipyard construction, commissioning, capital spares and project management costs; amount does not include capitalized interest.
(3)	Represents total project expenditures, including accrued expenditures, from inception of project, to December 31, 2014 excluding project-to-date capitalized interest.
(4)	Estimated expenditures for 2015, including construction milestone payments, are based on current expected delivery dates for the rigs under construction, and exclude expected capitalized interest costs.
(5)	Construction milestone payment to Hyundai of approximately $395 million is expected to be paid in the first quarter of 2015 upon delivery of the Ocean BlackLion.

Credit Agreement, Senior Notes and Commercial Paper Program

$1.5 Billion Revolving Credit Agreement. Our Credit Agreement provides for a $1.5 billion senior unsecured revolving credit facility, for general corporate purposes, which matures on October 22, 2019, except for $40 million of commitments that mature on March 17, 2019. We also have the option to increase the revolving commitments under the Credit Agreement by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request up to two additional one-year extensions of the maturity date. The entire amount of the facility is available, subject to its terms, for revolving loans. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans. As of December 31, 2014, there were no loans or letters of credit outstanding under the Credit Agreement.

Commercial Paper Program. In February 2015, we established a commercial paper program with three commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.5 billion. Proceeds from issuances under the commercial paper program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. The notes will be issued, at our option, either at a discounted price to their principal face value or will bear interest, which may be at a fixed or floating rate, at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The notes are not redeemable or subject to voluntary prepayment by us prior to maturity. Our Credit Agreement provides liquidity for our payment obligations in respect of the notes issued under the commercial paper program, and unless we change the terms of the program, the aggregate amount of notes outstanding at any time will not exceed the amount available under the Credit Agreement. As of the date of this report, we had no commercial paper notes outstanding.

Senior Notes.

Our senior notes are comprised of the following:

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

Our 4.875% Senior Notes, due 2015, in the aggregate principal amount of $250.0 million, will mature on July 1, 2015.

See Note 10 “Credit Agreement and Senior Notes” to our Consolidated Financial Statements in Item 8 of this report.

Credit Ratings. During the third quarter of 2014, S&P revised its outlook on us to negative and, in December 2014, lowered our corporate credit and unsecured debt rating to A- from A. In February 2015, Moody’s Investors Services, or Moody’s, and S&P assigned short-term credit ratings of Prime-2 and A2, respectively, to our commercial paper program. Concurrently, Moody’s and S&P affirmed our long-term corporate credit rating of A3 and A-, respectively. Market conditions and other factors, many of which are outside of our control, could cause our credit ratings to be lowered. A downgrade in our credit ratings could impact our cost of issuing additional debt and the amount of additional debt that we could issue. A series of downgrades or a substantial downgrade could restrict our access to capital markets and our ability to raise additional debt or rollover existing maturities. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

Contractual Cash Obligations

The following table sets forth our contractual cash obligations at December 31, 2014.

	Payments Due By Period
Contractual Obligations(1) (2)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In thousands)
Long-term debt (principal and interest)	$4,238,754	$359,192	$206,126	$691,438	$2,981,998
Construction contracts	868,805	428,843	439,962	—	—
Operating leases	3,677	1,342	1,919	416	—

Total obligations	$5,111,236	$789,377	$648,007	$691,854	$2,981,998

(1)	The above table excludes foreign currency forward exchange, or FOREX, contracts in the aggregate notional amount of $70.2 million outstanding at December 31, 2014. See further information regarding these contracts in “Quantitative and Qualitative Disclosures About Market Risk – Foreign Exchange Risk” in Item 7A of this report and Note 7 “Derivative Financial Instruments” to our Consolidated Financial Statements in Item 8 of this report.

(2)	The above table excludes $50.5 million of unrecognized tax benefits related to uncertain tax positions as of December 31, 2014 and an additional $37.6 million and $7.5 million for potential penalties and interest, respectively, related to such uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Except for the construction contracts discussed above and referred to in the preceding table, we had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2014, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments—Letters of Credit

We were contingently liable as of December 31, 2014 in the amount of $99.6 million under certain performance, bid, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $92.0 million of performance, security, supersedeas and customs bonds can require collateral at any time. As of December 31, 2014, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2015	2016	2017	2018
		(In thousands)
Other Commercial Commitments
Performance bonds	$87,272	$23,680	$8,170	$36,297	$19,125
Supersedeas bond	9,189	9,189	—	—	—
Other	3,141	3,141	—	—	—

Total obligations	$99,602	$36,010	$8,170	$36,297	$19,125

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we had no off-balance sheet debt or other arrangements.

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

To the extent that we are not able to cover our local currency operating costs with customer payments in the local currency, we may also utilize FOREX contracts to reduce our currency exchange risk. Our FOREX contracts may obligate us to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specific dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period.

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

•	market conditions and the effect of such conditions on our future results of operations;

•	sources and uses of and requirements for financial resources;

•	interest rate and foreign exchange risk;

•	contractual obligations;

•	operations outside the United States;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	cash flows and contract backlog;

•	declaration and payment of regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects, other capital projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	scrapping retired rigs;

•	assets held for sale;

•	asset impairments and impairment evaluations;

•	effective date and performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A;

•	general economic and business conditions;

•	worldwide supply and demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including, for example, in oil-producing regions and locations where our rigs are operating or where we have rigs under construction;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk that future regular and special dividends may not be declared or paid;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	industry fleet capacity, including, without limitation, construction of new drilling rig capacity in Brazil;

•	market conditions in the offshore contract drilling industry, including, without limitation, dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	customer or supplier bankruptcy or liquidation;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	collection of receivables;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, greenhouse gases, carbon emissions or energy use;

•	compliance with and liability under environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability, limits and adequacy of insurance;

•	invalidity of assumptions used in the design of our controls and procedures;

•	the results of financing efforts;

•	adequacy and availability of our sources of liquidity;

•	risks resulting from our indebtedness;

•	public health threats;

•	negative publicity;

•	impairments of assets;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, which are not yet effective, and their effect on our financial position, results of operations and cash flows, see Note 1 “General Information—Recent Accounting Pronouncements” to our Consolidated Financial Statements in Item 8 of this report.

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at December 31, 2014 and 2013, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on December 31, 2014 and 2013, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our long-term debt, as of December 31, 2014 and 2013, is denominated in U.S. dollars. Our existing debt has been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $176.8 million and $221.5 million as of December 31, 2014 and 2013, respectively. A 100-basis point decrease would result in an increase in market value of $210.6 million and $264.5 million as of December 31, 2014 and 2013, respectively.

Foreign Exchange Risk

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. It is customary for us to enter into FOREX contracts in the normal course of business. These contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for most of our contracts is the average spot rate for the contract period. As of December 31, 2014, we had FOREX contracts outstanding in the aggregate notional amount of $70.2 million, consisting of $8.2 million in Australian dollars, $15.9 million in Brazilian reais, $31.3 million in British pounds sterling and $14.8 million in Mexican pesos. These contracts generally settle monthly through September 2015. At December 31, 2014, we have presented the fair value of our outstanding FOREX contracts as a current liability of $(5.4) million in “Accrued liabilities” in our Consolidated Balance Sheets included in Item 8 of this report. We have presented the fair value of our outstanding FOREX contracts at December 31, 2013, as a current asset of $1.6 million in “Prepaid expenses and other current assets” and a current liability of $(1.1) million in “Accrued liabilities” in our Consolidated Balance Sheets included in Item 8 of this report.

The following table presents our exposure to market risk by category (interest rates and foreign currency exchange rates):

	Fair Value Asset (Liability)				Market Risk
	December 31,				December 31,
	2014		2013		2014		2013
	(In thousands)
Interest rate:
Marketable securities	$16,000	(a)	$1,750,100	(a)	$(600	)(b)	$(2,200	)(b)
Foreign Exchange:
Forward exchange contracts – receivable positions	—	(c)	1,600	(c)	—	(d)	(4,200	)(d)
Forward exchange contracts – liability positions	(5,400	)(c)	(1,100	)(c)	(12,100	)(d)	(16,000	)(d)

(a)	The fair market value of our investment in marketable securities, excluding repurchase agreements, is based on the quoted closing market prices on December 31, 2014 and 2013.
(b)	The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of an increase in interest rates of 100 basis points at December 31, 2014 and 2013.
(c)	The fair value of our foreign currency forward exchange contracts is based on both quoted market prices and valuations derived from pricing models on December 31, 2014 and 2013.
(d)	The calculation of estimated foreign exchange risk assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their values at December 31, 2014 and 2013, with all other variables held constant.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Offshore Drilling, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Offshore Drilling, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Offshore Drilling, Inc. and Subsidiaries

Houston, Texas

We have audited the internal control over financial reporting of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A of this Form 10-K under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of and for the year ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

February 23, 2015

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$233,623	$347,011
Marketable securities	16,033	1,750,053
Accounts receivable, net of allowance for bad debts	463,862	469,355
Prepaid expenses and other current assets	185,541	143,997
Asset held for sale	—	7,694

Total current assets	899,059	2,718,110
Drilling and other property and equipment, net of accumulated depreciation	6,945,953	5,467,227
Other assets	176,277	206,097

Total assets	$8,021,289	$8,391,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,444	$94,151
Accrued liabilities	426,592	370,671
Taxes payable	41,648	30,806
Current portion of long-term debt	249,962	249,954

Total current liabilities	856,646	745,582
Long-term debt	1,994,526	2,244,189
Deferred tax liability	530,394	525,541
Other liabilities	188,160	238,864

Total liabilities	3,569,726	3,754,176

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,960,260 shares issued and 137,147,899 shares outstanding at December 31, 2014; 143,952,248 shares issued and 139,035,448 shares outstanding at December 31, 2013)	1,440	1,440
Additional paid-in capital	1,993,898	1,988,720
Retained earnings	2,661,999	2,761,161
Accumulated other comprehensive gain (loss)	(3,605)	350
Treasury stock, at cost (6,812,361 and 4,916,800 shares of common stock at December 31, 2014 and 2013, respectively)	(202,169)	(114,413)

Total stockholders’ equity	4,451,563	4,637,258

Total liabilities and stockholders’ equity	$8,021,289	$8,391,434

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Contract drilling	$2,737,126	$2,843,584	$2,936,066
Revenues related to reimbursable expenses	77,545	76,837	50,442

Total revenues	2,814,671	2,920,421	2,986,508

Operating expenses:
Contract drilling, excluding depreciation	1,523,623	1,572,525	1,537,224
Reimbursable expenses	76,091	74,967	48,778
Depreciation	456,483	388,092	392,913
General and administrative Impairment of assets	81,832 109,462	64,788 —	64,640 62,437
Bad debt expense (recovery)	—	22,513	(1,018)
Gain on disposition of assets	(5,382)	(4,070)	(80,844)

Total operating expenses	2,242,109	2,118,815	2,024,130

Operating income	572,562	801,606	962,378
Other income (expense):
Interest income	801	701	4,910
Interest expense	(62,053)	(24,843)	(46,216)
Foreign currency transaction gain (loss)	3,199	(4,915)	(1,999)
Other, net	682	1,691	(992)

Income before income tax expense	515,191	774,240	918,081
Income tax expense	(128,180)	(225,554)	(197,604)

Net income	$387,011	$548,686	$720,477

Earnings per share:
Basic	$2.82	$3.95	$5.18

Diluted	$2.81	$3.95	$5.18

Weighted-average shares outstanding:
Shares of common stock	137,473	139,035	139,029
Dilutive potential shares of common stock	50	29	19

Total weighted-average shares outstanding	137,523	139,064	139,048

Cash dividends declared per share of common stock	$3.50	$3.50	$3.50

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$387,011	$548,686	$720,477
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Unrealized holding (loss) gain	(1,482)	(6,833)	4,237
Reclassification adjustment for (gain) loss included in net income	(2,379)	4,840	2,733
Investments in marketable securities:
Unrealized holding (loss) gain on investments	(69)	(6)	124
Reclassification adjustment for (gain) loss included in net income	(25)	(147)	44

Total other comprehensive (loss) gain	(3,955)	(2,146)	7,138

Comprehensive income	$383,056	$546,540	$727,615

The accompanying notes are an integral part of the consolidated financial statements

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2012	143,944,009	1,439	1,978,369	2,472,310	(4,642)	4,916,800	(114,413)	4,333,063

Net income	—	—	—	720,477	—	—	—	720,477
Dividends to stockholders ($3.50 per share)	—	—	—	(486,603)	—	—	—	(486,603)
Anti-dilution adjustment paid to stock plan participants ($3.00 per share)	—	—	—	(3,269)	—	—	—	(3,269)
Stock options exercised	4,361	—	148	—	—	—	—	148
Stock-based compensation, net of tax	—	—	5,440	—	—	—	—	5,440
Net gain on derivative financial instruments	—	—	—	—	6,970	—	—	6,970
Net gain on investments	—	—	—	—	168	—	—	168

December 31, 2012	143,948,370	1,439	1,983,957	2,702,915	2,496	4,916,800	(114,413)	4,576,394

Net income	—	—	—	548,686	—	—	—	548,686
Dividends to stockholders ($3.50 per share)	—	—	—	(486,620)	—	—	—	(486,620)
Anti-dilution adjustment paid to stock plan participants ($3.00 per share)	—	—	—	(3,820)	—	—	—	(3,820)
Stock options exercised	3,878	1	109	—	—	—	—	110
Stock-based compensation, net of tax	—	—	4,654	—	—	—	—	4,654
Net loss on derivative financial instruments	—	—	—	—	(1,993)	—	—	(1,993)
Net loss on investments	—	—	—	—	(153)	—	—	(153)

December 31, 2013	143,952,248	1,440	1,988,720	2,761,161	350	4,916,800	(114,413)	4,637,258

Net income	—	—	—	387,011	—	—	—	387,011
Dividends to stockholders ($3.50 per share)	—	—	—	(481,642)	—	—	—	(481,642)
Treasury stock purchase	—	—	—	—	—	1,895,561	(87,756)	(87,756)
Anti-dilution adjustment paid to stock plan participants ($3.00 per share)	—	—	—	(4,531)	—	—	—	(4,531)
Stock options exercised	8,012	—	213	—	—	—	—	213
Stock-based compensation, net of tax	—	—	4,965	—	—	—	—	4,965
Net loss on derivative financial instruments	—	—	—	—	(3,861)	—	—	(3,861)
Net loss on investments	—	—	—	—	(94)	—	—	(94)

December 31, 2014	143,960,260	$1,440	$1,993,898	$2,661,999	$(3,605)	6,812,361	$(202,169)	$4,451,563

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$387,011	$548,686	$720,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	456,483	388,092	392,913
Loss on impairment of assets	109,462	—	62,437
Gain on disposition of assets	(5,382)	(4,070)	(80,844)
Bad debt expense (recovery)	—	22,513	(1,018)
(Gain) loss on foreign currency forward exchange contracts	(3,275)	6,501	4,302
Deferred tax provision	1,532	34,101	(51,472)
Accretion of discounts on marketable securities	(277)	(707)	4,622
Stock-based compensation expense	3,507	3,573	4,357
Deferred income, net	60,061	(54,274)	1,767
Deferred expenses, net	(82,814)	25,604	67,824
Long-term employee remuneration programs	1,195	8,966	7,611
Other assets, noncurrent	2,881	(4,922)	(2,794)
Other liabilities, noncurrent	(3,979)	(5,296)	3,614
Proceeds from (payments of) settlement of foreign currency forward exchange contracts designated as accounting hedges	3,275	(6,501)	(4,302)
Bank deposits denominated in nonconvertible currencies	5,520	(12,741)	—
Other	2,200	1,954	1,258
Changes in operating assets and liabilities:
Accounts receivable	5,269	7,905	65,074
Prepaid expenses and other current assets	(2,791)	10,066	(8,960)
Accounts payable and accrued liabilities	27,463	46,752	10,354
Taxes payable	25,490	49,786	114,049

Net cash provided by operating activities	992,831	1,065,988	1,311,269

Investing activities:
Capital expenditures (including rig construction)	(2,032,764)	(957,598)	(702,041)
Proceeds from disposition of assets, net of disposal costs	18,318	4,900	138,495
Proceeds from sale and maturities of marketable securities	8,000,057	4,650,085	2,725,118
Purchases of marketable securities	(6,265,846)	(5,249,462)	(2,977,290)

Net cash used in investing activities	(280,235)	(1,552,075)	(815,718)

Financing activities:
Repayment of long-term debt	(250,000)	—	—
Issuance of senior notes	—	997,805	—
Debt issuance costs and arrangement fees	(2,249)	(9,973)	(3,838)
Payment of dividends	(486,240)	(490,331)	(490,245)
Purchase of treasury stock	(87,756)	—	—
Other	261	165	199

Net cash used in financing activities	(825,984)	497,666	(493,884)

Net change in cash and cash equivalents	(113,388)	11,579	1,667
Cash and cash equivalents, beginning of year	347,011	335,432	333,765

Cash and cash equivalents, end of year	$233,623	$347,011	$335,432

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

Diamond Offshore Drilling, Inc. is a leader in offshore drilling, providing contract drilling services to the energy industry around the globe with a fleet of 38 offshore drilling rigs, excluding three mid-water semisubmersible rigs which we plan to retire and scrap. Our current fleet, excluding the retired units, consists of 27 semisubmersibles, one of which is under construction, six jack-ups and five dynamically positioned drillships, one of which is under construction. Unless the context otherwise requires, references in these Notes to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries. We were incorporated in Delaware in 1989.

As of February 16, 2015, Loews Corporation, or Loews, owned 52.5% of the outstanding shares of our common stock.

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

Cash and Cash Equivalents

We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents. We had bank deposits denominated in Egyptian pounds totaling $7.3 million and $14.3 million at December 31, 2014 and 2013, respectively. However, the local currency is not readily convertible into U.S. dollars or other currencies at this time. We expect to use a portion of these amounts to fund local obligations in Egyptian pounds in the short term and have reported $7.2 million and $12.7 million, representing the excess of total bank deposits over our estimated local currency requirements for the next twelve months, as “Other assets” in our Consolidated Balance Sheets at December 31, 2014 and 2013, respectively.

The effect of exchange rate changes on cash balances held in foreign currencies was not material for the years ended December 31, 2014, 2013 and 2012.

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

Provision for Bad Debts

We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible. In establishing these reserves, we consider historical and other factors that predict collectability, including write-offs, recoveries and the monitoring of credit quality. Such provision is reported as a component of “Operating expense” in our Consolidated Statements of Operations. See Note 3.

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

Asset Held For Sale

At December 31, 2013, we reported the $7.7 million carrying value of our jack-up rig, the Ocean Spartan, as “Asset held for sale” in our Consolidated Balance Sheets. The Ocean Spartan was sold in June 2014 for an aggregate selling price of $16.5 million, and we recognized a net gain of $8.5 million on the transaction.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, including associated inspection and recertification costs, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the years ended December 31, 2014 and 2013, we capitalized $546.0 million and $302.0 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $160 million per project.

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

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. During the three years ended December 31, 2014, we capitalized interest on qualifying expenditures, primarily related to our rig construction projects. See Note 9.

A reconciliation of our total interest cost to “Interest expense” as reported in our Consolidated Statements of Operations is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total interest cost including amortization of debt issuance costs	$122,656	$99,080	$83,890
Capitalized interest	(60,603)	(74,237)	(37,674)

Total interest expense as reported	$62,053	$24,843	$46,216

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

Fair Value of Financial Instruments

We believe that the carrying amount of our current financial instruments approximates fair value because of the short maturity of these instruments. See Note 8.

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

Treasury Stock

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We account for the purchase of treasury stock using the cost method, which reports the cost of the shares acquired in “Treasury stock” as a deduction from stockholders’ equity in our Consolidated Balance Sheets. During the year ended December 31, 2014, we repurchased 1,895,561 shares of our outstanding common stock at a cost of $87.8 million. We did not repurchase any shares of our outstanding common stock during 2013 or 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the three years ended December 31, 2014, 2013 and 2012 includes net income (loss) and unrealized holding gains and losses on marketable securities and financial derivatives designated as cash flow accounting hedges. See Note 11.

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the years ended December 31, 2014, 2013 and 2012, we recognized aggregate net foreign currency gains (losses) of $3.2 million, $(4.9) million and $(2.0) million, respectively. See Note 7.

Revenue Recognition

We recognize revenue from dayrate drilling contracts as services are performed. In connection with such drilling contracts, we may receive fees (on either a lump-sum or dayrate basis) for the mobilization of equipment. We earn these fees as services are performed over the initial term of the related drilling contracts. We defer mobilization fees received, as well as direct and incremental mobilization costs incurred, and amortize each, on a straight-line basis, over the term of the related drilling contracts (which is the period we estimate to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. Absent a contract, mobilization costs are recognized currently. Upon completion of a drilling contract, we recognize in earnings any demobilization fees received and costs incurred.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The new standard supersedes the industry-specific standards that currently exist under GAAP and provides a framework to address revenue recognition issues comprehensively for all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Under the new guidance, companies recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and may be adopted using a retrospective or modified retrospective approach. Early adoption is not permitted. We are currently evaluating the provisions of ASU 2014-09 and have not yet determined its impact on our financial position, results of operations or cash flows.

2. Asset Impairments

During the third quarter of 2014, we initiated a plan to retire and scrap the Ocean New Era, the Ocean Epoch and the Ocean Whittington, all three of which were cold stacked and initially impaired in 2012, as well as the Ocean Concord and the Ocean Yatzy, which were idle in Brazil. We also initiated a plan to retire and scrap the Ocean Winner upon completion of its contract term in Brazil.

Using the undiscounted probability-weighted cash flow analysis described in Note 1, we determined that the carrying values of the six rigs to be retired and scrapped, or the Retirement Group, were impaired. The fair values of the five non-working rigs in the Retirement Group were determined based on discussions with and a quote received from a rig broker to scrap two of the rigs. We consider this to be a Level 3 fair value measurement due to the nonbinding nature of the quote, the significant level of estimation involved and the lack of transparency as to the inputs used. The fair value of the sixth rig in the Retirement Group, the Ocean Winner (which is under contract through March 2015) was determined using an income approach, which utilized significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the current contract, as well as the aforementioned scrap value quote. As a result of our valuations, we recognized an impairment loss aggregating $109.5 million during the third quarter of 2014. See Note 8.

During the fourth quarter of 2014, two of the rigs in the Retirement Group were scrapped. The aggregate book value of the remaining rigs in the Retirement Group was $9.4 million at December 31, 2014 and is reported in “Drilling and other property and equipment, net of accumulated depreciation” in our Consolidated Balance Sheets.

At December 31, 2014, we had six rigs, in addition to the Retirement Group, which met our criteria for impairment evaluation, and we performed an impairment analysis for each of these rigs using the methodology described in Note 1. Based on our analyses, we concluded that these rigs were not impaired at December 31, 2014.

We did not record any impairment for the year ended December 31, 2013.

During the year ended December 31, 2012, we recognized an impairment loss of $62.4 million in connection with management’s decision at that time to market for sale four of our then cold stacked rigs. One of these rigs was sold to a third party in 2014 and the remaining three rigs were evaluated for impairment as part of the Retirement Group in 2014. See Note 1.

Management’s assumptions are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported.

3. Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net of allowance for bad debts, consists of the following:

	December 31,
	2014	2013
	(In thousands)
Trade receivables	$437,017	$473,013
Value added tax receivables	24,853	19,407
Amounts held in escrow	6,450	3,066
Interest receivable	317	7
Related party receivables	339	587
Other	610	615

	469,586	496,695
Allowance for bad debts	(5,724)	(27,340)

Total	$463,862	$469,355

An analysis of the changes in our provision for bad debts for each of the three years ended December 31, 2014, 2013 and 2012, is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Allowance for bad debts, beginning of year	$27,340	$5,458	$6,867
Bad debt expense:
Provision for bad debts	—	22,513	—
Recovery of bad debts	—	—	(1,018)

Total bad debt expense (recovery)	—	22,513	(1,018)
Write off of uncollectible accounts against reserve	(21,148)	(509)	(391)
Other(1)	(468)	(122)	—

Allowance for bad debts, end of year	$5,724	$27,340	$5,458

(1)	Includes revaluation adjustments for non-U.S. dollar denominated receivables, which have been recorded as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations.

See Note 8 for a discussion of our provision for bad debts and write off of uncollectible accounts against the reserve.

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
	(In thousands)
Rig spare parts and supplies	$56,315	$52,439
Deferred mobilization costs	53,206	20,274
Prepaid insurance	12,163	12,503
Deferred tax assets	15,612	10,221
Prepaid taxes	44,085	42,058
FOREX contracts	—	1,562
Other	4,160	4,940

Total	$185,541	$143,997

Accrued liabilities consist of the following:

	December 31,
	2014	2013
	(In thousands)
Rig operating expenses	$85,897	$87,307
Payroll and benefits	131,664	121,387
Deferred revenue	63,209	26,975
Accrued capital project/upgrade costs	103,123	86,274
Interest payable	18,365	28,324
Personal injury and other claims	8,570	9,687
FOREX contracts Other	5,439 10,325	1,143 9,574

Total	$426,592	$370,671

Consolidated Statement of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Accrued but unpaid capital expenditures at period end	$103,123	$86,274	$56,595
Income tax benefits related to exercise of stock options	1,458	1,081	1,083
Cash interest payments (1)(2)	133,784	82,938	83,125
Cash income taxes paid, net of refunds:
U.S. federal	—	62,000	71,000
Foreign	92,049	78,041	72,249
State	(18)	190	243

(1)	Interest payments, net of amounts capitalized, were $73.2 million, $16.5 million and $46.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	Interest paid on Internal Revenue Service assessments was $0.2 million during the year ended December 31, 2012.

4. Stock-Based Compensation

In March 2014, our Board of Directors adopted our Equity Incentive Compensation Plan, or Equity Plan, which amended and restated our Second Amended and Restated 2000 Stock Option Plan. The Equity Plan was approved by our stockholders in May 2014.

Awards that may be granted under the Equity Plan include time-vested awards and performance-based awards, which are earned on the achievement of certain performance criteria. The following types of awards may be granted under the Equity Plan:

•	Stock options (including incentive stock options and nonqualified stock options);

•	Stock appreciation rights, or SARs;

•	Restricted stock;

•	Restricted stock units, or RSUs;

•	Performance shares or units; and

•	Other stock-based awards (including dividend equivalents).

A maximum of 7,500,000 shares of our common stock is available for the grant or settlement of awards under the Equity Plan, subject to adjustment for certain business transactions and changes in capital structure. Vesting conditions and other terms and conditions of awards under the Equity Plan are determined by our Board of Directors or the compensation committee of our Board of Directors, subject to the terms of the Equity Plan.

Time-Vested Awards. Stock options and SARs awarded under the Equity Plan generally vest ratably over a four-year period and expire in ten years. The exercise price per share of stock options and SARs awarded under the Equity Plan may not be less than the fair market value of our common stock on the date of grant.

Total compensation cost recognized for time-vested awards under the Equity Plan (or its predecessor), consisting solely of awards of SARs, for the years ended December 31, 2014, 2013 and 2012 was $4.1 million, $3.9 million and $4.7 million, respectively. Tax benefits recognized for the years ended December 31, 2014, 2013 and 2012 related thereto were $1.4 million, $1.3 million and $1.6 million, respectively.

The fair value of SARs granted under the Equity Plan (or its predecessor) during each of the years ended December 31, 2014, 2013 and 2012 was estimated using the Black Scholes pricing model.

The following are the weighted average assumptions used in estimating the fair value of our SARs:

	Year Ended December 31,
	2014	2013	2012
Expected life of SARs (in years)	7	7	6
Expected volatility	21.68%	18.24%	33.45%
Dividend yield	1.10%	.75%	.78%
Risk free interest rate	2.08%	1.61%	.89%

The expected life of SARs is based on historical data as is the expected volatility. The dividend yield is based on the current approved regular dividend rate in effect and the current market price at the time of grant. Risk free interest rates are determined using the U.S. Treasury yield curve at time of grant with a term equal to the expected life of the SARs.

A summary of stock option and SARs activity under the Equity Plan as of December 31, 2014 and changes during the year then ended is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Awards outstanding at January 1, 2014	1,392,659	$78.22
Granted	288,675	$47.09
Exercised	9,377	$28.28
Forfeited	12,696	$61.77
Expired	71,931	$77.21

Awards outstanding at December 31, 2014	1,587,330	$73.03	6.3	$160

Awards exercisable at December 31, 2014	1,188,938	$78.62	5.5	$36

The weighted-average grant date fair values per share of awards granted during the years ended December 31, 2014, 2013 and 2012 were $10.40, $13.74 and $19.01, respectively. The total intrinsic value of awards exercised during the years ended December 31, 2014, 2013 and 2012 was $169,000, $162,000 and $147,000, respectively. The total fair value of awards vested during the years ended December 31, 2014, 2013 and 2012 was $4.5 million, $4.1 million and $5.2 million, respectively. As of December 31, 2014 there was $3.9 million of total unrecognized compensation cost related to nonvested SARs granted under the Equity Plan which we expect to recognize over a weighted average period of two years.

Performance-Based Awards. In March 2014, we awarded 52,581 targeted performance RSUs, with a volume weighted average price of our common stock preceding the grant date of $47.52 per share, to our Chief Executive Officer, or CEO, in connection with his commencement of service with us on March 3, 2014. RSUs are contractual rights to receive shares of our common stock in the future if the applicable vesting conditions are met. Targeted RSUs will become earned RSUs upon achievement of certain performance goals as set forth in the award certificate. In January 2015, the compensation committee of our Board of Directors determined that our CEO had satisfied all performance criteria required for the 52,581 target performance RSUs to become earned by him. Earned RSUs granted to our CEO will vest in one-third increments annually, over three years, commencing on the first anniversary of his hire date, with the first year being prorated for the portion of 2014 during which he was employed. As of December 31, 2014, none of the RSUs granted to our CEO had vested.

Because the stock-based compensation awarded to our CEO is a fixed monetary amount at the date of grant (the target value of $3.0 million on a prorated basis) with variances based on actual achievement of a performance goal, the award is being recorded as a share-based liability. Compensation cost will be recognized over the requisite service period as specified in the award. In connection with the targeted RSUs granted in March 2014, we recognized $0.9 million in compensation expense for the year ended December 31, 2014. “Accrued liabilities” at December 31, 2014 included $0.9 million for share-based liabilities.

5. Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income – basic and diluted (numerator):	$387,011	$548,686	$720,477

Weighted-average shares – basic (denominator):	137,473	139,035	139,029
Dilutive effect of stock-based awards	50	29	19

Weighted-average shares including conversions – diluted (denominator):	137,523	139,064	139,048

Earnings per share:
Basic	$2.82	$3.95	$5.18

Diluted	$2.81	$3.95	$5.18

The following table sets forth the share effects of stock-based awards excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Employee and director:
Stock options	37	18	18
SARs	1,488	956	853

6. Marketable Securities

We report our investments in marketable securities as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 8.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	December 31, 2014
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
Corporate bonds	$16,003	$(104)	$15,899
Mortgage-backed securities	130	4	134

Total	$16,133	$(100)	$16,033

	December 31, 2013
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
U.S. Treasury Bills and Notes (due within one year)	$1,749,879	$(22)	$1,749,857
Mortgage-backed securities	188	8	196

Total	$1,750,067	$(14)	$1,750,053

Proceeds from maturities and sales of marketable securities and gross realized gains and losses are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Proceeds from maturities	$8,000,000	$4,650,000	$2,575,000
Proceeds from sales	57	85	150,118
Gross realized gains	—	—	—
Gross realized losses	(1)	(1)	(6)

As of December 31, 2014, the majority of our marketable securities had matured. Our level of investment activity is dependent on our working capital and other capital requirements during the year, as well as a response to actual or anticipated events or conditions in the securities markets.

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

We enter into FOREX contracts when we believe market conditions are favorable to purchase contracts for future settlement with the expectation that such contracts, when settled, will reduce our exposure to foreign currency gains and losses on future foreign currency expenditures. The amount and duration of such contracts is based on our monthly forecast of expenditures in the significant currencies in which we do business and for which there is a financial market (i.e., Australian dollars, Brazilian reais, British pounds sterling and Mexican pesos). These forward contracts are derivatives as defined by GAAP.

During the years ended December 31, 2014, 2013 and 2012, we settled FOREX contracts with aggregate notional values of approximately $304.7 million, $307.4 million and $305.6 million, respectively, of which the entire aggregate amounts were designated as an accounting hedge. During the years ended December 31, 2014, 2013 and 2012, we did not enter into or settle any FOREX contracts that were not designated as accounting hedges.

The following table presents the aggregate amount of gain or loss recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as hedging instruments for the years ended December 31, 2014, 2013 and 2012.

	Amount of Gain (Loss) Recognized in Income
	For the Years Ended December 31,
Location of Gain (Loss) Recognized in Income	2014	2013	2012
	(In thousands)
Contract drilling expense	$3,275	$(6,501)	$(4,302)

As of December 31, 2014, we had FOREX contracts outstanding in the aggregate notional amount of $70.2 million, consisting of $8.2 million in Australian dollars, $15.9 million in Brazilian reais, $31.3 million in British pounds sterling and $14.8 million in Mexican pesos. These contracts generally settle monthly through September 2015. As of December 31, 2014, all outstanding derivative contracts had been designated as cash flow hedges.

We have International Swap Dealers Association, or ISDA, contracts, which are standardized master legal arrangements that establish key terms and conditions, which govern certain derivative transactions. As of December 31, 2014, our FOREX contracts were with two counterparties and were governed under such ISDA agreements. There are no requirements to post collateral under these contracts; however, they do contain credit-risk related contingent provisions including credit support provisions and the net settlement of amounts owed in the event of early terminations. Additionally, should our credit ratings fall below a specified rating immediately following the merger of Diamond Offshore Drilling, Inc. with another entity, the counterparty may require all outstanding derivatives under the ISDA contract to be settled immediately at current market value. Our ISDA arrangements also include master netting agreements to further manage counterparty credit risk associated with our FOREX contracts. We have elected not to offset the fair value amounts recorded for our derivative contracts under these agreements in our Consolidated Balance Sheets as of December 31, 2014 and 2013; however, there would have been no significant differences in our Consolidated Balance Sheets if the estimated fair values were presented on a net basis for these periods.

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at December 31, 2014 and 2013.

Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$—	$1,562	Accrued liabilities	$(5,439)	$(1,143)

Treasury Lock Agreements

In connection with the offering of our senior unsecured notes in 2013, we entered into two treasury lock agreements in October 2013 for notional amounts totaling $500 million and designated such contracts as cash flow hedges of interest rate risk. The agreements were settled in November 2013 upon the completion of the offering of the senior notes for a net gain of $26,728, before tax. The gain has been recorded as a component of AOCGL and is being amortized to interest expense over the terms of the respective senior unsecured notes. See Note 10.

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our derivative financial instruments designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
FOREX contracts:
Amount of (loss) gain recognized in AOCGL on derivative (effective portion)	$(2,281)	$(10,542)	$6,519
Location of (loss) gain reclassified from AOCGL into income (effective portion)	Contract drilling, excluding depreciation	Contract drilling, excluding depreciation	Contract drilling, excluding depreciation
Amount of (loss) gain reclassified from AOCGL into income (effective portion)	$3,650	$(7,449)	$(4,205)
Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)
Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(31)	$(104)	$(17)
Treasury lock agreements:
Amount of gain recognized in AOCGL on derivative (effective portion)	$—	$27	$—
Location of gain reclassified from AOCGL into income (effective portion)	Interest expense	Interest expense	Interest expense
Amount of gain reclassified from AOCGL into income (effective portion)	$8	$1	$—

As of December 31, 2014, the estimated amount of net unrealized gains (losses) associated with our FOREX contracts and treasury lock agreements that will be reclassified to earnings during the next twelve months was $(5.4) million and $8,000, respectively. The net unrealized gains (losses) associated with these derivative financial instruments will be reclassified to contract drilling expense and interest expense, respectively, to the extent fully effective. During the years ended December 31, 2014, 2013 and 2012 we did not reclassify any amounts from AOCGL due to the probability of an underlying forecasted transaction not occurring.

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

Most of our investments in debt securities are securitized corporate bonds whereby our credit risk is mitigated by the collateral. However, we are exposed to market risk due to price volatility associated with interest rate fluctuations.

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. During 2014 and 2013, our largest customer in Brazil, Petróleo Brasileiro S.A., or Petrobras, (a Brazilian multinational energy company that is majority-owned by the Brazilian government), accounted for $123.3 million and $154.5 million, or 29% and 35%, respectively, of our total consolidated net trade accounts receivable balance.

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

During 2013, based on our assessment of the financial condition of two of our customers, Niko Resources Ltd., or Niko, and OGX Petróleo e Gás Ltda. (a privately owned Brazilian oil and natural gas company that filed for bankruptcy in October 2013), or OGX, and our expectations at the time regarding the probability of collection of amounts due to us from them, we recorded $22.5 million in bad debt expense to fully reserve all outstanding receivables owed to us.

In December 2013, we entered into a settlement agreement with Niko, or the Niko Settlement, whereby Niko will be released from certain obligations under the dayrate contracts for the Ocean Monarch and Ocean Lexington, subject to and effective upon the full payment of amounts owed to us under the Niko Settlement and subject to its other conditions. In accordance with the terms of the Niko Settlement, we received cash payments of $20.3 million during 2014 and $25.0 million in the fourth quarter of 2013, which we recognized as revenue against invoices due us. Niko is further obligated to make future periodic payments to us pursuant to the Niko Settlement totaling an aggregate of $34.8 million, payable at various times through December 2016. We plan to recognize these amounts in revenue as they are received due to the uncertainty regarding their timing and collection.

In 2014, the creditors of OGX, including us, agreed to a settlement whereby the creditors would receive shares of the reorganized OGX company in full settlement of obligations owed to them by OGX. As a result of the settlement, we have written off $21.2 million in receivables due us from OGX against the associated allowance for bad debts, which was set up in 2013. See Note 3.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at December 31, 2014 consisted of cash held in money market funds of $197.5 million and time deposits of $20.3 million. Our Level 1 assets at December 31, 2013 consisted of cash held in money market funds of $281.3 million, time deposits of $30.0 million and investments in U.S. Treasury securities of $1,749.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities, corporate bonds purchased in a private placement offering and over-the-counter FOREX contracts. Our residential mortgage-backed securities and corporate bonds were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts were valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at December 31, 2014 consisted of nonrecurring measurements of four mid-water semisubmersible rigs for which we recorded an impairment loss during the third quarter of 2014. See Notes 1 and 2.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the years ended December 31, 2014 and 2013.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to six mid-water semisubmersible rigs, which were measured at fair value on a nonrecurring basis in the third quarter of 2014, of $109.5 million and have presented the loss in “Impairment of assets” in our Consolidated Statements of Operations for the year ended December 31, 2014. We did not record any such impairment charges during the year ended December 31, 2013. See Notes 1 and 2.

	December 31, 2014
	Fair Value Measurements Using			Assets at Fair Value	Total Losses for Year Ended
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$217,789	$—	$—	$217,789
Corporate bonds	—	15,899	—	15,899
Mortgage-backed securities	—	134	—	134

Total assets	$217,789	$16,033	$—	$233,822

Liabilities:
FOREX contracts	$—	$(5,439)	$—	$(5,439)
Nonrecurring fair value measurements:
Assets:
Impaired assets (1)(2)	$—	$—	$9,421	$9,421	$109,462

(1)	Represents the book value as of December 31, 2014 of four of our mid-water semisubmersible rigs, which were written down to their estimated recoverable amounts in September 2014 and had not yet been scrapped.
(2)	Includes depreciation expense of $6.6 million recognized in the fourth quarter of 2014 for the Ocean Winner, which is still under contract through March 2015 and was written down to its estimated fair value using an income approach in September 2014 and excludes the fair values of the Ocean New Era and Ocean Whittington, which were included in the September 2014 write-down, but were subsequently sold for scrap in the fourth quarter of 2014.

	December 31, 2013
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$2,061,154	$—	$—	$2,061,154
FOREX contracts	—	1,562	—	1,562
Mortgage-backed securities	—	197	—	197

Total assets	$2,061,154	$1,759	$—	$2,062,913

Liabilities:
FOREX contracts	$—	$(1,143)	$—	$(1,143)

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

We consider our senior notes, including current maturities, to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at December 31, 2014 and 2013. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day window of the report date. Fair values and related carrying values (see Note 10) of our senior notes are shown below.

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
5.15% Senior Notes due 2014	$—	$—	$257.4	$250.0
4.875% Senior Notes due 2015	255.0	250.0	265.7	249.9
5.875% Senior Notes due 2019	544.9	499.6	578.1	499.6
3.45% Senior Notes due 2023	232.0	249.1	241.4	249.0
5.70% Senior Notes due 2039	478.5	497.0	543.1	496.9
4.875% Senior Notes due 2043	638.9	748.8	736.1	748.8

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

9. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Drilling rigs and equipment	$10,555,314	$7,412,066
Construction work-in-progress	439,206	1,668,211
Land and buildings	66,989	65,627
Office equipment and other	70,591	65,799

Cost	11,132,100	9,211,703
Less accumulated depreciation	(4,186,147)	(3,744,476)

Drilling and other property and equipment, net	$6,945,953	$5,467,227

Construction work-in-progress, including capitalized interest, at December 31, 2014 and 2013 is summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Ultra-deepwater drillships	$225,405	$868,908
Ultra-deepwater semisubmersible:
Ocean GreatWhite	213,801	195,578
Deepwater semisubmersibles:
Ocean Onyx	—	339,129
Ocean Apex	—	264,596

Total construction work-in-progress	$439,206	$1,668,211

At December 31, 2013, construction work-in-progress included an aggregate $1.3 billion for the deepwater semisubmersibles Ocean Onyx and Ocean Apex and the ultra-deepwater drillships Ocean BlackHawk, Ocean BlackHornet and Ocean BlackRhino, which were placed in service at various times during 2014, and are no longer reported as construction work-in-progress at December 31, 2014. Construction work-in-progress at December 31, 2014 represents costs associated with the construction of our final drillship, the Ocean BlackLion, and the semisubmersible Ocean GreatWhite. See Note 12.

10. Credit Agreement and Senior Notes

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

Under our Credit Agreement, we also pay, based on our current long-term credit ratings, and as applicable, other customary fees including, but not limited to, a commitment fee on the unused commitments under the Credit Agreement, varying between 0.06% and 0.20% per annum, and a fronting fee to the issuing bank for each letter of credit. Participation fees for letters of credit are dependent upon the type of letter of credit issued, varying between 0.375% and 0.625% per annum for performance letters of credit, and between 0.75% and 1.25% per annum for all other letters of credit. Changes in credit ratings could lower or raise the fees that we pay under the Credit Agreement.

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

At December 31, 2014 and 2013, there were no amounts outstanding under the Credit Agreement.

Senior Notes

At December 31, 2014, our senior notes were comprised of the following debt issues:

	Principal Amount		Interest Rate		Semiannual Interest Payment
Debt Issue	(In millions)	Maturity Date	Coupon	Effective	Dates
4.875% Senior Notes due 2015	$250.0	July 1, 2015	4.875%	4.90%	January 1 and July 1
5.875% Senior Notes due 2019	$500.0	May 1, 2019	5.875%	5.89%	May 1 and November 1
3.45% Senior Notes due 2023	$250.0	November 1, 2023	3.45%	3.50%	May 1 and November 1
5.70% Senior Notes due 2039	$500.0	October 15, 2039	5.70%	5.75%	April 15 and October 15
4.875% Senior Notes due 2043	$750.0	November 1, 2043	4.875%	4.89%	May 1 and November 1

At December 31, 2014 and 2013, the carrying value of our senior notes was as follows:

	December 31,
	2014	2013
	(In thousands)
5.15% Senior Notes due 2014	$—	$249,954
4.875% Senior Notes due 2015	249,962	249,898
5.875% Senior Notes due 2019	499,626	499,551
3.45% Senior Notes due 2023	249,077	248,988
5.70% Senior Notes due 2039	496,973	496,919
4.875% Senior Notes due 2043	748,850	748,833

Total senior notes, net of unamortized discount	$2,244,488	$2,494,143
Less: Current portion of long-term debt	249,962	249,954

Total Long-term debt	$1,994,526	$2,244,189

As of December 31, 2014, the aggregate annual maturity of our senior notes was as follows:

	Aggregate Principal Amount
Year Ending December 31,	(In thousands	)
2015	$250,000
2016	—
2017	—
2018	—
2019	500,000
Thereafter	1,500,000

Total maturities of senior notes	2,250,000
Less: unamortized discounts	(5,512)

Total maturities of senior notes, net of unamortized discount	$2,244,488

2013 Debt Issues. In 2013, we issued $1.0 billion aggregate principal amount of senior notes consisting of $250.0 million aggregate principal amount of 3.45% senior unsecured notes due 2023 and $750.0 million aggregate principal amount of 4.875% senior unsecured notes due 2043 or, collectively, the New Notes, for general corporate purposes, including redemption, repurchase or retirement of our 5.15% senior notes due September 1, 2014 and our 4.875% senior notes due July 1, 2015, or 2015 Notes. The transaction resulted in net proceeds to us of $987.8 million after deducting underwriting discounts, commissions and estimated expenses.

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

Other Debt. Our 2015 Notes, 5.875% Senior Notes due 2019 and 5.70% Senior Notes due 2039 are all unsecured and unsubordinated obligations of Diamond Offshore Drilling, Inc. and rank equally in right of payment to its existing and future unsecured and unsubordinated indebtedness, and are effectively subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem all or a portion of these notes for cash at any time or from time to time, on at least 15 days but not more than 60 days prior written notice, at the redemption price specified in the governing indenture plus accrued and unpaid interest to the date of redemption.

Our 2015 Notes, in the aggregate principal amount of $250.0 million, will mature on July 1, 2015. Accordingly, the aggregate $249.9 million accreted value of our 2015 Notes has been presented as “Current portion of long-term debt” in our Consolidated Balance Sheets at December 31, 2014. In September 2014, we repaid $250.0 million in aggregate principal amount of our 5.15% Senior Notes due September 1, 2014. These were presented as “Current portion of long-term debt” in our Consolidated Balance Sheets at December 31, 2013.

11. Other Comprehensive Income (Loss)

The following table sets forth the components of “Other comprehensive income (loss)” and the related income tax effects thereon for the three years ended December 31, 2014 and the cumulative balances in AOCGL by component at December 31, 2014, 2013 and 2012.

	Unrealized (Loss) Gain on
	Derivative Financial Instruments	Marketable Securities	Total AOCGL
	(In thousands)
Balance at January 1, 2012	$(4,620)	$(22)	$(4,642)
Change in other comprehensive gain (loss) before reclassifications, after tax of $(2,282) and $(28)	4,237	124	4,361
Reclassification adjustments for items included in Net Income, after tax of $(1,472) and $(1)	2,733	44	2,777

Total other comprehensive income (loss)	6,970	168	7,138

Balance at December 31, 2012	2,350	146	2,496
Change in other comprehensive gain (loss) before reclassifications, after tax of $3,682 and $18	(6,833)	(6)	(6,839)
Reclassification adjustments for items included in Net Income, after tax of $(2,608) and $18	4,840	(147)	4,693

Total other comprehensive income (loss)	(1,993)	(153)	(2,146)

Balance at December 31, 2013	357	(7)	350
Change in other comprehensive gain (loss) before reclassifications, after tax of $799 and $(15)	(1,482)	(69)	(1,551)
Reclassification adjustments for items included in Net Income, after tax of $1,279 and $7	(2,379)	(25)	(2,404)

Total other comprehensive income (loss)	(3,861)	(94)	(3,955)

Balance at December 31, 2014	$(3,504)	$(101)	$(3,605)

The following table presents the line items in our Consolidated Statements of Operations affected by reclassification adjustments out of AOCGL.

	Year Ended December 31,			Consolidated Statements of Operations Line Items
Major Components of AOCGL	2014	2013	2012
	(In thousands)
Derivative financial instruments:
Unrealized loss (gain) on FOREX contracts	$3,650	$(7,449)	$(4,205)	Contract drilling, excluding depreciation
Unrealized loss (gain) on Treasury Lock Agreements	8	1	—	Interest expense
	(1,279)	2,608	1,472	Income tax expense

	$2,379	$(4,840)	$(2,733)	Net of tax

Marketable securities:
Unrealized loss (gain) on marketable securities	$32	$165	$(45)	Other, net
	(7)	(18)	1	Income tax expense

	$25	$147	$(44)	Net of tax

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

Asbestos Litigation. We are one of several unrelated defendants in lawsuits filed in Mississippi and Louisiana state courts alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our offshore drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The manufacture and use of asbestos-containing drilling mud had already ceased before we acquired any of the drilling rigs addressed in these lawsuits. We believe that we are not liable for the damages asserted and we expect to receive complete defense and indemnity from Murphy Exploration & Production Company with respect to many of the lawsuits pursuant to the terms of our 1992 asset purchase agreement with them. We also believe that we are not liable for the damages asserted in the remaining lawsuits pursuant to the terms of our 1989 asset purchase agreement with Diamond M Corporation, and we filed a declaratory judgment action in Texas state court against NuStar Energy LP, or NuStar, and Kaneb Management Co., L.L.C., or Kaneb, the successors to Diamond M Corporation, seeking a judicial determination that we did not assume liability for these claims. Trial of this declaratory judgment action is scheduled to commence in 2015. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that our ultimate liability, if any, resulting from this litigation will have a material effect on our consolidated financial condition, results of operations or cash flows.

We have been named in various other lawsuits or threatened actions that are incidental to the ordinary course of our business. We intend to defend these matters vigorously; however, litigation is inherently unpredictable, and the ultimate outcome or effect of these lawsuits and actions cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of these lawsuits. Any claims against us, whether meritorious or not, could cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

NPI Arrangement. We received customer payments measured by a percentage net profits interest (primarily of 27%) under an overriding royalty interest in certain developmental oil-and-gas producing properties, or NPI, which we believe is a real property interest. Our drilling program related to the NPI was completed in 2011, and the balance of the amounts due to us under the NPI was received in 2013. However, the customer who conveyed the NPI to us filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in August 2012. Certain parties (including the debtor) in the bankruptcy proceedings questioned whether our NPI, and certain amounts we received under it since the filing of the bankruptcy, should be included in the debtor’s estate under the bankruptcy proceeding. In 2013, we filed a declaratory judgment action in the bankruptcy court seeking a declaration that our NPI, and payments that we received from it since the filing of the bankruptcy, are not part of the bankruptcy estate. We agreed to a settlement with the company that purchased most of the debtor’s assets (including the debtor’s claims against our NPI) whereby the nature of our NPI will not be challenged by that party and our declaratory judgment action was dismissed. Several lienholders filed motions in the bankruptcy contending that their liens have priority and seeking disgorgement of payments made to us after the bankruptcy was filed. We believe that the payments at issue are superior to these liens and expect the bankruptcy proceedings to be concluded with no further impact to us.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At December 31, 2014, our estimated liability for personal injury claims was $39.4 million, of which $8.2 million and $31.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2013, our estimated liability for personal injury claims was $35.5 million, of which $9.5 million and $26.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations.

Ultra-Deepwater Floater Construction. The Ocean GreatWhite, a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig, is under construction in South Korea at an estimated cost of $764 million, including shipyard costs, customer-requested equipment, capital spares, commissioning, project management and shipyard supervision. The contracted price to Hyundai Heavy Industries Co., Ltd., or Hyundai, totaling $628.5 million is payable in two installments, of which the first installment of $188.6 million has been paid. The final installment of $439.9 million is due upon delivery of the rig, which is expected to occur in the first quarter of 2016.

Drillship Construction. At December 31, 2014, we had one remaining ultra-deepwater drillship, the Ocean BlackLion, under construction by Hyundai for an estimated cost of $655 million, including shipyard costs, commissioning, capital spares and project management costs. The contracted price of the drillship is payable to Hyundai in two installments, with final payment due on delivery of the drillship. We have paid the first installment of $169.3 million. We expect the Ocean BlackLion to be delivered in the first quarter of 2015, at which time approximately $395 million will be payable to Hyundai.

At December 31, 2014 and 2013, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Operating Leases. We lease office and yard facilities, housing, equipment and vehicles under operating leases, which expire at various times through the year 2018. Total rent expense amounted to $10.6 million, $13.5 million and $10.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental payments under leases are approximately $1.3 million and $1.1 million for the years 2015 and 2016, respectively, and $1.2 million in the aggregate for the years 2017 to 2018. There are no minimum future rental payments under operating leases after 2018.

Letters of Credit and Other. We were contingently liable as of December 31, 2014 in the amount of $99.6 million under certain performance, bid, supersedeas and custom bonds and letters of credit. Agreements relating to approximately $92.0 million of performance, security, supersedeas and customs bonds can require collateral at any time. As of December 31, 2014, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

13. Related-Party Transactions

Transactions with Loews. We are party to a services agreement with Loews, or the Services Agreement, pursuant to which Loews performs certain administrative and technical services on our behalf. Such services include personnel, internal auditing, accounting, and cash management services, in addition to advice and assistance with respect to preparation of tax returns and obtaining insurance. Under the Services Agreement, we are required to reimburse Loews for (i) allocated personnel costs (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. The Services Agreement may be terminated at our option upon 30 days’ notice to Loews and at the option of Loews upon six months’ notice to us. In addition, we have agreed to indemnify Loews for all claims and damages arising from the provision of services by Loews under the Services Agreement unless due to the gross negligence or willful misconduct of Loews. We were charged $1.1 million, $1.0 million and $0.8 million by Loews for these support functions during the years ended December 31, 2014, 2013 and 2012, respectively.

Transactions with Other Related Parties. We hire marine vessels and helicopter transportation services at the prevailing market rate from subsidiaries of SEACOR Holdings Inc. and Era Group Inc. The Executive Chairman of the Board of Directors of SEACOR Holdings Inc. and the Non-Executive Chairman of the Board of Directors of Era Group Inc. is also a member of our Board of Directors. We paid $0.8 million, $0.1 million and $0.1 million for the hire of such vessels and such services during the years ended December 31, 2014, 2013 and 2012, respectively.

The wife of our former President and Chief Executive Officer was an audit partner at Ernst & Young LLP, or E&Y, during his term of service with us. For the year ended December 31, 2014, we made payments aggregating $2.9 million to E&Y for tax and other consulting services; however, E&Y ceased to be a related party on March 3, 2014. For the years ended December 31, 2013 and 2012, we made payments to E&Y of $1.6 million and $1.0 million, respectively.

14. Income Taxes

Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, as well as the mix of international tax jurisdictions in which we operate. Certain of our international rigs are owned and operated indirectly by Diamond Offshore International Limited, or DOIL, a foreign subsidiary which we wholly own. It is our intention to indefinitely reinvest future earnings of DOIL and its foreign subsidiaries to finance foreign activities. Accordingly, we have not made a provision for U.S. income taxes on approximately $2.4 billion of undistributed foreign earnings and profits. Although we do not intend to repatriate the earnings of DOIL, and have not provided U.S. income taxes for such earnings, except to the extent that such earnings were immediately subject to U.S. income taxes, these earnings could become subject to U.S. income tax if remitted, or if deemed remitted as a dividend; however, it is not practical to estimate this potential liability.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Federal – current	$66,843	$40,045	$173,061
State – current	(121)	69	267
Foreign – current	59,926	151,339	75,748

Total current	126,648	191,453	249,076

Federal – deferred	(6,699)	46,767	(51,852)
Foreign – deferred	8,231	(12,666)	380

Total deferred	1,532	34,101	(51,472)

Total	$128,180	$225,554	$197,604

The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income before income tax expense:
U.S.	$288,080	$537,635	$512,733
Foreign	227,111	236,605	405,348

Worldwide	$515,191	$774,240	$918,081

Expected income tax expense at federal statutory rate	$180,317	$270,984	$321,328
Foreign earnings of foreign subsidiaries (not taxed at the statutory federal income tax rate) net of related foreign taxes	(46,163)	(102,359)	(166,251)
Foreign earnings of foreign subsidiaries for which U.S. federal income taxes have been provided	7,190	805	28,252
Foreign taxes of domestic and foreign subsidiaries for which U.S. federal income taxes have also been provided	38,358	45,428	35,722
Foreign tax credits	(39,843)	(46,524)	(45,824)
Interest capitalized by foreign subsidiaries	(16,492)	(18,391)	(11,764)
Impact of American Taxpayer Relief Act of 2012	—	(27,509)	—
Uncertain tax positions	(47,964)	66,085	6,325
Amortization of deferred charges associated with intercompany rig sales to other tax jurisdictions	44,301	30,894	31,276
Net expense (benefit) in connection with resolutions of tax issues and adjustments relating to prior years	7,775	4,804	(2,152)
Other	701	1,337	692

Income tax expense	$128,180	$225,554	$197,604

Deferred Income Taxes. Significant components of our deferred income tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards, or NOLs	$20,277	$12,038
Foreign tax credits	17,962	—
Worker’s compensation and other current accruals	19,155	17,269
Bareboat charter deductions	21,898	—
Disputed receivables reserved	2,438	3,516
Deferred compensation	14,409	14,020
Foreign contribution taxes	5,345	5,749
Mobilization	—	1,673
Nonqualified stock options and SARs	10,316	9,584
Deferred deductions	12,196	8,577
Interest -Uncertain Tax Positions	1,011	1,008
Other	2,555	1,714

Total deferred tax assets (1)	127,562	75,148
Valuation allowance for NOLs	(20,277)	(7,321)
Valuation allowance for foreign tax credits	(516)	—
Valuation allowance for other deferred tax assets	(27,243)	—

Net deferred tax assets	79,526	67,827

Deferred tax liabilities:
Depreciation	(577,103)	(578,742)
Mobilization	(10,655)	—
Unbilled revenue	(6,518)	(4,371)
Undistributed earnings of foreign subsidiaries	(24)	(24)
Other	(8)	(9)

Total deferred tax liabilities	(594,308)	(583,146)

Net deferred tax liability	$(514,782)	$(515,319)

(1)	$15.6 million and $10.2 million reflected in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. See Note 3.

We record a valuation allowance to derecognize a portion of our deferred tax assets, which we do not expect to be ultimately realized. A summary of changes in the valuation allowance is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Valuation allowance as of January 1	$7,321	$22,876	$26,353
Establishment of valuation allowances:
Net operating losses	15,677	25	946
Foreign tax credits	516	—	—
Other deferred tax assets	27,243	—	—
Releases of valuation allowances in various jurisdictions	(2,721)	(15,580)	(4,423)

Valuation allowance as of December 31	$48,036	$7,321	$22,876

Net Operating Loss Carryforwards – As of December 31, 2014, we had recorded a deferred tax asset of $20.3 million for the benefit of NOL carryforwards related to our international operations. Approximately $18.5 million of this deferred tax asset relates to NOL carryforwards that have an indefinite life. The remaining $1.8 million relates to NOL carryforwards of our Mexican and Hungarian entities. Unless utilized, the tax benefits of these NOL carryforwards will expire between 2021 and 2025 as follows:

Year Expiring	Tax Benefit of NOL Carryforwards (In millions)
2021	$0.2
2022	0.2
2023	0.8
2025	0.6

Total	$1.8

As of December 31, 2014, a valuation allowance for $20.3 million has been recorded for our NOLs as none of the deferred tax asset is more likely than not to be realized.

Foreign Tax Credits. As of December 31, 2014, we had recorded a deferred tax asset of $17.5 million for the benefit of foreign tax credits in the U.S. and a $0.5 million deferred tax asset for the benefit of foreign tax credits in the United Kingdom, or U.K. Our excess foreign tax credits in the U.S. will be carried back to 2013 but otherwise will expire in 2024. Our U.K. foreign tax credits, for which we recorded a valuation allowance, may be carried forward indefinitely.

Other Deferred Tax Assets. As of December 31, 2014, we had recorded a deferred tax asset of $21.9 million for the benefit of disallowed bareboat charter deductions in the U.K. for which we recorded a valuation allowance and a deferred tax asset of $5.3 million for foreign contribution taxes in Brazil for which we also recorded a valuation reserve.

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

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of period	$(90,921)	$(67,150)	$(62,936)
Additions for current year tax positions	(5,813)	(1,724)	(3,837)
Additions for prior year tax positions	(292)	(31,264)	(5,136)
Reductions for prior year tax positions	34,630	7,280	4,759
Reductions related to statute of limitation expirations	5,280	1,937	—

Balance, end of period	$(57,116)	$(90,921)	$(67,150)

At December 31, 2014, $4.9 million and $55.4 million of the net liability for uncertain tax positions were reflected in “Other assets” and “Other liabilities,” respectively. At December 31, 2013, $6.3 million and $82.6 million of the net liability for uncertain tax positions were reflected in “Other assets” and “Other liabilities,” respectively. Of the net unrecognized tax benefits at December 31, 2014, 2013 and 2012, all $50.5 million, $76.3 million and $48.4 million, respectively, would affect the effective tax rates if recognized.

The following table presents the amount of accrued interest and penalties at December 31, 2014 and 2013 related to uncertain tax positions:

	December 31,
	2014	2013
	(In thousands)
Uncertain tax positions net, excluding interest and penalties	$(50,513)	$(76,303)
Accrued interest on uncertain tax positions	(7,503)	(12,786)
Accrued penalties on uncertain tax positions	(37,622)	(59,797)

Uncertain tax positions net, including interest and penalties	$(95,638)	$(148,886)

We record interest related to accrued uncertain tax positions in interest expense and recognize penalties associated with uncertain tax positions in tax expense. Interest expense and penalties recognized during the three years ended December 31, 2014 related to uncertain tax positions are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net increase (decrease) in interest expense related to unrecognized tax positions	$(5,283)	$5,758	$(1,902)
Net increase (decrease) in penalties related to unrecognized tax positions	(22,175)	38,136	(787)

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

We expect the statute of limitations for the 2009 tax year to expire in 2015 for one of our Mexican entities, and we anticipate that the related unrecognized tax benefit will decrease by $10.7 million at that time.

Tax Returns and Examinations. We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2008 to 2014. We are currently under audit in several of these jurisdictions. We do not anticipate that any adjustments resulting from the tax audit of any of these years will have a material impact on our consolidated results of operations, financial condition or cash flows.

Brazil Tax Jurisdiction. In December 2009, we received an assessment of approximately $26.0 million for the years 2004 and 2005, including interest and penalty. We contested the tax assessment in 2010 and, during the third quarter of 2014, received a favorable court decision resulting in the closure of the 2004 and 2005 tax years. As a consequence, we reversed our $14.0 million reserve for this uncertain tax position, of which $3.5 million was interest and $4.4 million was penalty.

In March 2013, the Brazilian tax authorities began an audit of our income tax returns for the years 2009 and 2010.

In February 2012, the tax authorities concluded their audit of our income tax return for the 2007 tax year for which we received an assessment of R$35.1 million (approximately equal to USD $13 million at December 31, 2014) for income tax, including interest and penalties. We contested the assessment and a court in Brazil ruled to cancel the assessment. However, the Brazilian tax authorities have appealed the ruling, and we are awaiting the outcome of the appeal. We have not accrued any tax expense related to this assessment.

In addition, the tax auditors have issued an assessment for tax year 2000 of approximately $1.5 million, including interest and penalty. We have appealed the tax assessment and are awaiting the outcome of the appeal.

Egypt Tax Jurisdiction. During 2013, we were under audit by the Egyptian tax authorities for the tax years 2006 through 2010. In 2013, after receiving notification that the Egyptian government had concluded the income tax audit for the period 2006 to 2008 and proposed a $1.2 billion increase to taxable income, we accrued an additional $56.9 million of expense for uncertain tax positions in Egypt for all open years. During the first quarter of 2014, we settled certain disputes for the years 2006 through 2008 with the Egyptian tax authorities, which resulted in an aggregate $17.2 million reduction in tax expense, comprised of a $23.2 million reversal of uncertain tax positions, partially offset by $6.0 million in current foreign income tax expense. One issue for the 2006 through 2008 period remains open, which we appealed. During the second quarter of 2014, the Appeals Committee in Egypt issued a decision regarding this open item, with which we disagree. We have filed an objection with the Egyptian courts and continue to dispute the matter. We have also sought assistance from an agency of the U.S. Treasury Department, pursuant to international tax treaties, and continue to believe that our position will, more likely than not, be sustained. However, if our position is not sustained, tax expense and related penalties would increase by approximately $50 million related to this issue for the 2006 through 2008 tax years as of December 31, 2014.

Malaysia Tax Jurisdiction. During the third quarter of 2014, we received final approval from the Malaysian tax authorities for the settlement of tax liabilities and penalties for the years 2003 through 2008 resulting in the reversal of a $14.2 million reserve for uncertain tax positions for these years, of which $5.3 million was penalty.

Mexico Tax Jurisdiction. Due to the 2014 expiration of the statute of limitations in Mexico for the 2008 tax year for one of our subsidiaries operating in Mexico, we reversed our $8.0 million accrual for an uncertain tax position, of which $2.7 million was interest and $1.1 million was penalty, during the year ended December 31, 2014. However, the 2008 income tax return of one of our other Mexican subsidiaries is under audit by the Mexican tax authorities.

The tax authorities in Mexico previously audited our income tax returns for the years 2004 and 2006 and had issued assessments for tax years 2004 and 2006 of approximately $22.9 million and $24.4 million, respectively, including interest and penalties, which we had appealed. In 2013 the Mexican tax authorities initiated a tax amnesty program whereby income tax assessments, including penalties and interest, could be partially or completely waived. Under the tax amnesty, we were able to settle our tax liabilities for the years 2004 and 2006 for a net cash cost of $3.7 million. As a result of increases in uncertain tax positions for later years, we recorded an additional $13.2 million of expense, including $5.0 million of interest and $2.7 million of penalties, during the year ended December 31, 2013.

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

United Kingdom Tax Jurisdiction. The U.K. Finance Act of 2014, or the Finance Act, was enacted in July 2014 with an effective date retroactive to April 1, 2014. Certain provisions of the Finance Act will limit the amount of tax deductions available with respect to our rigs working in the U.K. under bareboat charter arrangements, which has caused our expected tax expense for the full year of 2014 to increase by approximately $22 million.

American Taxpayer Relief Act of 2012. The American Taxpayer Relief Act of 2012, or the Act, was signed into law on January 2, 2013. The Act extended through 2013 several expired or expiring temporary business provisions, commonly referred to as “extenders,” which were retroactively extended to the beginning of 2012. As required by GAAP, the effects of new legislation are recognized when signed into law. Consequently, we reduced our 2013 tax expense by $27.5 million as a result of recognizing the 2012 effect of the extenders.

15. Employee Benefit Plans

Defined Contribution Plans

We maintain defined contribution retirement plans for our U.S., U.K. and third-country national, or TCN, employees. The plan for our U.S. employees, or the 401k Plan, is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing his or her employer to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. During each of the years ended December 31, 2014, 2013 and 2012, we made a 4% profit-share contribution of participants’ defined compensation and matched up to 6% of each employee’s compensation contributed to the 401k Plan. Participants are fully vested in the employer match immediately upon enrollment in the 401k Plan and subject to a three-year cliff vesting period for the profit sharing contribution. For the years ended December 31, 2014, 2013 and 2012, our provision for contributions was $34.1 million, $29.6 million and $25.9 million, respectively.

The defined contribution retirement plan for our U.K. employees provides that we make annual contributions in an amount equal to the employee’s contributions generally up to a maximum percentage of the employee’s defined compensation per year. For each of the years ended December 31, 2014, 2013 and 2012, our contribution for employees working in the U.K. sector of the North Sea was up to a maximum of 10%, of the employee’s defined compensation. For each of the years ended December 31, 2014, 2013 and 2012, our contribution for U.K. nationals working in the Norwegian sector of the North Sea was up to a maximum of 15%, of the employee’s defined compensation. Our provision for contributions was $5.0 million, $3.5 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The defined contribution retirement plan for our TCN employees, or International Savings Plan, is similar to the 401k Plan. During each of the years ended December 31, 2014, 2013 and 2012, we contributed 4% of participants’ defined compensation and matched up to 6% of each employee’s compensation contributed to the International Savings Plan. Our provision for contributions was $3.7 million, $3.1 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Compensation and Supplemental Executive Retirement Plan

Our Amended and Restated Diamond Offshore Management Company Supplemental Executive Retirement Plan, or Supplemental Plan, provides benefits to a select group of our management or other highly compensated employees to compensate such employees for any portion of our base salary contribution and/or matching contribution under the 401k Plan that could not be contributed to that plan because of limitations within the Code. Our provision for contributions to the Supplemental Plan for the years ended December 31, 2014, 2013 and 2012 was approximately $265,000, $261,000 and $256,000, respectively.

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

Revenues from contract drilling services by equipment-type are listed below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Floaters:
Ultra-Deepwater	$987,565	$854,515	$902,793
Deepwater	494,247	617,080	597,694
Mid-Water	1,076,842	1,197,934	1,275,068

Total Floaters	2,558,654	2,669,529	2,775,555
Jack-ups	178,472	174,055	160,511

Total contract drilling revenues	2,737,126	2,843,584	2,936,066
Revenues related to reimbursable expenses	77,545	76,837	50,442

Total revenues	$2,814,671	$2,920,421	$2,986,508

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At December 31, 2014, our actively-marketed drilling rigs were en route to or located offshore eight countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$418,095	$330,471	$173,961
International:
South America	1,088,796	1,219,287	1,427,927
Europe/Africa/Mediterranean	558,367	731,888	662,995
Australia/Asia	503,814	438,814	524,957
Mexico	245,599	199,961	196,668

	2,396,576	2,589,950	2,812,547

Total revenues	$2,814,671	$2,920,421	$2,986,508

An individual international country may, from time to time, comprise a material percentage of our total contract drilling revenues from unaffiliated customers. For the years ended December 31, 2014, 2013 and 2012, individual countries that comprised 5% or more of our total contract drilling revenues from unaffiliated customers are listed below.

	Year Ended December 31,
	2014	2013	2012
Brazil	31.0%	38.3%	46.1%
United Kingdom	10.7%	7.9%	6.9%
Mexico	8.7%	6.9%	6.6%
Australia	6.4%	3.2%	6.7%
Malaysia	5.5%	2.9%	4.0%

The following table presents our long-lived tangible assets by geographic location as of December 31, 2014, 2013 and 2012. A substantial portion of our assets is comprised of rigs that are mobile, and therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods and may vary from period to period due to the relocation of rigs. In circumstances where our drilling rigs were in transit at the end of a calendar year, they have been presented in the tables below within the geographic area in which they were expected to operate.

	December 31,
	2014	2013	2012
	(In thousands)
Drilling and other property and equipment, net:
United States(1)	$2,637,621	$611,731	$444,984
International:
Australia/Asia/Middle East (2)	1,460,841	2,078,348	1,474,999
South America	1,445,832	1,690,976	1,827,247
Europe/Africa/Mediterranean	1,128,857	793,097	799,194
Mexico	272,802	293,075	318,548

	4,308,332	4,855,496	4,419,988

Total	$6,945,953	$5,467,227	$4,864,972

(1)	Long-lived tangible assets in the United States region as of December 31, 2014 include $1.9 billion related to three drillships that were delivered in 2014, two of which are in transit thereto. Long-lived tangible assets in the United States region as of December 31, 2013 and 2012 include $339.1 million and $167.4 million, respectively, in construction work-in-progress for the Ocean Onyx, which was under construction in Brownsville, Texas.
(2)	Long-lived tangible assets in the Australia/Asia/Middle East region include $439.2 million, $1,064.5 million and $741.1 million in construction work-in-progress for rigs under construction in South Korea as of December 31, 2014, 2013 and 2012, respectively, and $400.8 million and $264.6 million for the recently completed Ocean Apex as of December 31, 2014 and 2013, respectively.

The following table presents the countries in which material concentrations of our long-lived tangible assets were located as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
United States	38.0%	11.2%	9.1%
Brazil	20.3%	30.2%	37.3%
Spain	8.1%	1.2%	—
Vietnam	6.9%	0.6%	1.4%
Malaysia	6.6%	4.3%	3.1%
South Korea	6.3%	19.5%	15.2%
Mexico	3.9%	5.4%	6.5%
Angola	—	6.3%	—
Indonesia	—	5.2%	6.8%
Republic of Congo	—	—	7.4%
Singapore	—	8.2%	1.8%

As of December 31, 2014, 2013 and 2012, no other countries had more than a 5% concentration of our long-lived tangible assets.

Major Customers

Our customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from our major customers for the years ended December 31, 2014, 2013 and 2012 that contributed more than 10% of our total revenues are as follows:

	Year Ended December 31,
Customer	2014	2013	2012
Petróleo Brasileiro S.A.	31.9%	33.6%	33.3%
OGX Petróleo e Gás Ltda.	—	2.4%	12.5%

17. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2014 and 2013 is shown below.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2014
Revenues	$709,424	$692,244	$737,682	$675,321
Operating income	186,277	133,766	90,416	162,103
Income before income tax expense	167,679	112,603	81,639	153,270
Net income	145,810	89,713	52,645	98,843
Net income per share, basic and diluted	$1.05	$0.65	$0.38	$0.72
2013
Revenues	$729,741	$758,018	$706,165	$726,497
Operating income	213,726	262,859	137,352	187,669
Income before income tax expense	206,179	256,301	131,565	180,195
Net income	175,989	185,334	94,748	92,615
Net income per share, basic and diluted	$1.27	$1.33	$0.68	$0.67

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Reference is made to the information responsive to Items 10, 11, 12, 13 and 14 of this Part III contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2015.

DIAMOND OFFSHORE DRILLING, INC.

By:	/s/ GARY T. KRENEK
Gary T. Krenek
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gary T. Krenek and David L. Roland and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to this Annual Report on Form 10-K, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARC EDWARDS	President, Chief Executive Officer and	February 23, 2015
Marc Edwards	Director (Principal Executive Officer)

/s/ GARY T. KRENEK	Senior Vice President and	February 23, 2015
Gary T. Krenek	Chief Financial Officer
(Principal Financial Officer)

/s/ BETH G. GORDON	Controller (Principal Accounting Officer)	February 23, 2015
Beth G. Gordon

/s/ JAMES S. TISCH	Chairman of the Board	February 23, 2015
James S. Tisch

/s/ JOHN R. BOLTON	Director	February 23, 2015
John R. Bolton

/s/ CHARLES L. FABRIKANT	Director	February 23, 2015
Charles L. Fabrikant

/s/ PAUL G. GAFFNEY II	Director	February 23, 2015
Paul G. Gaffney II

/s/ EDWARD GREBOW	Director	February 23, 2015
Edward Grebow

/s/ HERBERT C. HOFMANN	Director	February 23, 2015
Herbert C. Hofmann

/s/ KENNETH I. SIEGEL	Director	February 23, 2015
Kenneth I. Siegel

/s/ CLIFFORD M. SOBEL	Director	February 23, 2015
Clifford M. Sobel

/s/ ANDREW H. TISCH	Director	February 23, 2015
Andrew H. Tisch

/s/ RAYMOND S. TROUBH	Director	February 23, 2015
Raymond S. Troubh

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

4.1	Indenture, dated as of February 4, 1997, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York) (as successor to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 1-13926).

4.2	Fifth Supplemental Indenture, dated as of June 14, 2005, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York) (as successor to JPMorgan Chase Bank, National Association), as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 16, 2005) (SEC File No. 1-13926).

4.3	Sixth Supplemental Indenture, dated as of May 4, 2009, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Mellon), as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed May 4, 2009) (SEC File No. 1-13926).

4.4	Seventh Supplemental Indenture, dated as of October 8, 2009, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Mellon), as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 8, 2009) (SEC File No. 1-13926).

4.5	Eighth Supplemental Indenture, dated as of November 5, 2013, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Mellon), as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed November 5, 2013).

10.1	Registration Rights Agreement (the “Registration Rights Agreement”) dated October 16, 1995 between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 1-13926).

10.2	Amendment to the Registration Rights Agreement, dated September 16, 1997, between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.3	Services Agreement, dated October 16, 1995, between Loews and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 1-13926).

10.4+	Amended and Restated Diamond Offshore Management Company Supplemental Executive Retirement Plan effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006) (SEC File No. 1-13926).

10.5+	Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997) (SEC File No. 1-13926).

10.6+	Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit B attached to our definitive proxy statement on Schedule 14A filed April 1, 2014).

10.7+	Form of Stock Option Certificate for grants to executive officers, other employees and consultants pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2004) (SEC File No. 1-13926).

10.8+	Form of Stock Option Certificate for grants to non-employee directors pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 1, 2004) (SEC File No. 1-13926).

10.9+	The Diamond Offshore Drilling, Inc. Incentive Compensation Plan for Executive Officers (as Amended and Restated as of March 28, 2014) (incorporated by reference to Exhibit A attached to our definitive proxy statement on Schedule 14A filed April 1, 2014).

10.10+	Form of Award Certificate for stock appreciation right grants to the Company’s executive officers, other employees and consultants pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 28, 2006) (SEC File No. 1-13926).

10.11+	Form of Award Certificate for stock appreciation right grants to non-employee directors pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007) (SEC File No. 1-13926).

10.12+	Form of Award Certificate for grants of Performance Restricted Stock Units under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report Form 10-Q for the quarterly period ended March 31, 2014).

10.13+	Employment Agreement between Diamond Offshore Management Company and Gary T. Krenek dated as of December 15, 2006 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 21, 2006) (SEC File No. 1-13926).

10.14+	Employment Agreement between Diamond Offshore Management Company and John M. Vecchio dated as of December 15, 2006 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006) (SEC File No. 1-13926).

10.15+	Employment Agreement between Diamond Offshore Management Company and Lyndol L. Dew dated as of December 15, 2006 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006) (SEC File No. 1-13926).

10.16+	Employment Agreement between Diamond Offshore Management Company and Beth G. Gordon dated as of January 3, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006) (SEC File No. 1-13926).

10.17	5-Year Revolving Credit Agreement, dated as of September 28, 2012, among Diamond Offshore Drilling, Inc., Wells Fargo Bank, National Association, as administrative agent and swingline lender, the issuing banks named therein and the lenders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2012).

10.18	Extension Agreement and Amendment No. 1 to Credit Agreement, dated as of December 9, 2013, among Diamond Offshore Drilling, Inc., Wells Fargo Bank, National Association, as an issuing bank, as swingline lender and as administrative agent for the lenders, and the lenders named therein (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.19	Commitment Increase and Amendment No. 2 to Credit Agreement, dated as of March 17, 2014, among Diamond Offshore Drilling, Inc., Wells Fargo Bank, National Association, as an issuing bank, as swingline lender and as administrative agent for the lenders, and the lenders named therein (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.20	Commitment Increase and Extension Agreement and Amendment No. 3 to Credit Agreement, dated as of October 22, 2014, among Diamond Offshore Drilling, Inc., Wells Fargo Bank, National Association, as administrative agent and swingline lender, the issuing banks named therein and the lenders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 24, 2014).

10.21+	Retirement Agreement and General Release between Diamond Offshore Management Company and Lawrence R. Dickerson dated September 23, 2013 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

10.22+	Employment Agreement, dated as of February 12, 2014, between Diamond Offshore Drilling, Inc., and Marc Edwards (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.23+	Separation Agreement and General Release, dated June 11, 2014, between Diamond Offshore Management Company and William C. Long (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

12.1*	Statement re Computation of Ratios.

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (set forth on the signature page hereof).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition.

*	Filed or furnished herewith.
**	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.
+	Management contracts or compensatory plans or arrangements.