Form 10-Q
period 2015-09-30
DIAMOND OFFSHORE DRILLING INC
filed 2015-11-02
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015      Common stock, $0.01 par value per share              137,158,706 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

PAGE NO.
COVER PAGE	1

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION	3

PART II. OTHER INFORMATION	42

ITEM 6.	Exhibits	42

SIGNATURES		42

EXHIBIT INDEX		43

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$141,131	$233,623
Marketable securities	13,621	16,033
Accounts receivable, net of allowance for bad debts	515,754	463,862
Prepaid expenses and other current assets	163,871	185,541
Assets held for sale	6,700	—

Total current assets	841,077	899,059
Drilling and other property and equipment, net of accumulated depreciation	6,888,248	6,945,953
Other assets	121,171	176,277

Total assets	$7,850,496	$8,021,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,571	$138,444
Accrued liabilities	285,304	426,592
Taxes payable	33,546	41,648
Short-term borrowings	492,996	—
Current portion of long-term debt	—	249,962

Total current liabilities	890,417	856,646
Long-term debt	1,994,710	1,994,526
Deferred tax liability	417,621	530,394
Other liabilities	171,595	188,160

Total liabilities	3,474,343	3,569,726

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,978,877 shares issued and 137,158,706 shares outstanding at September 30, 2015; 143,960,260 shares issued and 137,147,899 shares outstanding at December 31, 2014)	1,440	1,440
Additional paid-in capital	1,998,281	1,993,898
Retained earnings	2,581,664	2,661,999
Accumulated other comprehensive gain (loss)	(2,827)	(3,605)
Treasury stock, at cost (6,820,171 and 6,812,361 shares of common stock at September 30, 2015 and December 31, 2014, respectively)	(202,405)	(202,169)

Total stockholders’ equity	4,376,153	4,451,563

Total liabilities and stockholders’ equity	$7,850,496	$8,021,289

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Contract drilling	$599,036	$727,888	$1,816,055	$2,062,750
Revenues related to reimbursable expenses	10,706	9,794	47,775	76,600

Total revenues	609,742	737,682	1,863,830	2,139,350

Operating expenses:
Contract drilling, excluding depreciation	277,944	399,802	971,471	1,164,968
Reimbursable expenses	10,476	9,437	46,904	75,393
Depreciation	118,086	108,854	378,714	324,771
General and administrative	16,888	18,604	50,888	61,909
Impairment of assets	2,546	109,462	361,074	109,462
Restructuring and separation costs	1,574	—	8,735	—
Loss (gain) on disposition of assets	794	1,107	19	(7,612)

Total operating expenses	428,308	647,266	1,817,805	1,728,891

Operating income	181,434	90,416	46,025	410,459

Other income (expense):
Interest income	629	86	1,796	644
Interest expense, net of amounts capitalized	(21,350)	(9,378)	(70,800)	(46,056)
Foreign currency transaction gain (loss)	(1,163)	425	954	(3,724)
Other, net	217	90	702	598

Income (loss) before income tax (expense) benefit	159,767	81,639	(21,323)	361,921
Income tax expense	(23,345)	(28,994)	(7,578)	(73,753)

Net income (loss)	$136,422	$52,645	$(28,901)	$288,168

Earnings (loss) per share, Basic and Diluted	$0.99	$0.38	$(0.21)	$2.09

Weighted-average shares outstanding:
Shares of common stock	137,159	137,146	137,156	137,582
Dilutive potential shares of common stock	44	1	—	3

Total weighted-average shares outstanding	137,203	137,147	137,156	137,585

Cash dividends declared per share of common stock	$0.125	$0.875	$0.375	$2.625

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$136,422	$52,645	$(28,901)	$288,168

Other comprehensive (losses) gains, net of tax:
Derivative financial instruments:
Unrealized holding (loss) gain	(40)	(4,229)	(1,574)	1,492
Reclassification adjustment for loss (gain) included in net income	268	(1,518)	5,085	(4,055)

Investments in marketable securities:
Unrealized holding (loss) gain	(2,440)	(3)	(2,733)	36
Reclassification adjustment for gain included in net income	—	(1)	—	(27)

Total other comprehensive (loss) gain	(2,212)	(5,751)	778	(2,554)

Comprehensive income (loss)	$134,210	$46,894	$(28,123)	$285,614

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net (loss) income	$(28,901)	$288,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	378,714	324,771
Loss on impairment of assets	361,074	109,462
Loss (gain) on disposition of assets	19	(7,612)
Loss (gain) on foreign currency forward exchange contracts	8,364	(6,736)
Deferred tax provision	(114,662)	(10,290)
Stock-based compensation expense	3,503	2,559
Deferred income, net	(24,735)	49,013
Deferred expenses, net	(42,261)	(79,907)
Long-term employee remuneration programs	(1,265)	(4,799)
Other assets, noncurrent	774	197
Other liabilities, noncurrent	(3,844)	672
(Payments for) proceeds from settlement of foreign currency forward exchange contracts designated as accounting hedges	(8,364)	6,736
Bank deposits denominated in nonconvertible currencies	992	6,009
Other	1,271	1,379
Changes in operating assets and liabilities:
Accounts receivable	(33,360)	(48,258)
Prepaid expenses and other current assets	10,979	(10,686)
Accounts payable and accrued liabilities	(112,206)	40,326
Taxes payable	70,585	21,832

Net cash provided by operating activities	466,677	682,836

Investing activities:
Capital expenditures (including rig construction)	(758,342)	(1,024,325)
Proceeds from disposition of assets, net of disposal costs	8,442	16,756
Proceeds from sale and maturities of marketable securities	34	7,125,045
Purchases of marketable securities	—	(5,974,861)

Net cash provided by (used in) investing activities	(749,866)	142,615

Financing activities:
Repayment of long-term debt	(250,000)	(250,000)
Payment of dividends	(52,287)	(365,290)
Net proceeds from short-term borrowings	492,996	—
Purchase of treasury stock	—	(87,756)
Other	(12)	(593)

Net cash provided by (used in) financing activities	190,697	(703,639)

Net change in cash and cash equivalents	(92,492)	121,812
Cash and cash equivalents, beginning of period	233,623	347,011

Cash and cash equivalents, end of period	$141,131	$468,823

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

As of October 26, 2015, Loews Corporation owned 53.3 % of the outstanding shares of our common stock.

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

The effect of exchange rate changes on cash balances held in foreign currencies was not material for each of the three-month and nine-month periods ended September 30, 2015 and 2014.

Marketable Securities

We classify our investments in marketable securities as available for sale and they are stated at fair value in our Consolidated Balance Sheets. Accordingly, any unrealized gains and losses, net of taxes, are reported in our Consolidated Balance Sheets in “Accumulated other comprehensive gain (loss),” or AOCGL, until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and such adjustments are included in our Consolidated Statements of Operations in “Interest income.” The sale and purchase of securities are recorded on the date of the trade. The cost of debt securities sold is based on the specific identification method. Realized gains or losses, as well as any declines in value that are judged to be other than temporary, are reported in our Consolidated Statements of Operations in “Other income (expense) — Other, net.” See Note 6.

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

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost. Maintenance and routine repairs are charged to income currently while replacements and betterments, which upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. Historically, the amount of capital additions requiring significant judgments, assumptions or estimates has not been significant. During the nine months ended September 30, 2015 and the year ended December 31, 2014, we capitalized $217.8 million and $546.0 million, respectively, in replacements and betterments of our drilling fleet, resulting from numerous projects ranging from $25,000 to $215 million per project.

Costs incurred for major rig upgrades and/or the construction of rigs are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade or newbuild is completed and the rig is ready for its intended use. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our results of operations as “Loss (gain) on disposition of assets.” Depreciation is recognized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives from the year the asset is placed in service. Drilling rigs and equipment are depreciated over their estimated useful lives ranging from three to 30 years.

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

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. See Note 9. A reconciliation of our total interest cost to “Interest expense, net of amounts capitalized” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$23,830	$25,707	$84,254	$93,600
Capitalized interest	(2,480)	(16,329)	(13,454)	(47,544)

Total interest expense as reported	$21,350	$9,378	$70,800	$46,056

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transaction gains and losses are reported as “Foreign currency transaction gain (loss)” in our Consolidated Statements of Operations and include, when applicable, unrealized gains and losses to record the carrying value of our FOREX contracts not designated as accounting hedges, as well as realized gains and losses from the settlement of such contracts. For the three-month and nine-month periods ended September 30, 2015, we recognized net foreign currency transaction gains (losses) of $(1.2) million and $1.0 million, respectively. For the three-month and nine-month periods ended September 30, 2014, we recognized net foreign currency transaction gains (losses) of $0.4 million and $(3.7) million, respectively. See Note 7.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, or ASU 2015-11, which requires an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is permitted. We are currently evaluating the provisions of ASU 2015-11 and have not yet determined its impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The new standard supersedes the industry-specific standards that currently exist under GAAP and provides a framework to address revenue recognition issues comprehensively for all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Under the new guidance, companies recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides for additional disclosure requirements. In July 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09. The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be adopted using a retrospective or modified retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of ASU 2014-09 and have not yet determined its impact on our financial position, results of operations or cash flows.

2. Asset Impairments

During the first quarter of 2015, in response to pending regulatory requirements in the U.S. Gulf of Mexico, as well as the continued deterioration of the market fundamentals in the oil and gas industry, including the dramatic decline in oil prices, significant cutbacks in customer capital spending plans and contract cancelations by customers, we evaluated all drilling rigs in our fleet with indications that their carrying amounts may not be recoverable (e.g., cold stacked or expected to be cold stacked in the near term; see Note 1). Using the undiscounted projected probability-weighted cash flow analysis described in Note 1, we determined that the carrying values of seven of our mid-water semisubmersibles, as well as our older, 7,875-foot water depth rated drillship were impaired at March 31, 2015.

We determined the fair value of five of the rigs in the impairment group using a market approach, which utilized the most recent contracted sales price for another of our previously impaired mid-water semisubmersible rigs. We determined the fair value of the three remaining rigs (which were under contract with a customer at that time) using an income approach, which utilized significant unobservable inputs, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the current contract, as well as estimated proceeds that may be received on disposition of each rig. We consider each of these methodologies to be Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used.

During the third quarter of 2015, we evaluated 13 drilling rigs with indications that their carrying amounts may not be recoverable and that were not previously impaired, including four additional rigs that did not have prior indicators of impairment as noted above, and determined that further impairment of our fleet had not occurred. However, after receipt of offers in October 2015 to sell three drilling rigs, consisting of one semisubmersible rig and our 7,875-foot water depth rated drillship, both of which were previously impaired, and one cold-stacked jack-up rig, we recorded an aggregate impairment loss of $2.6 million during the third quarter of 2015 to write down the carrying value of each of these rigs to their expected selling price, which we also consider to be Level 3 fair value measurements. The sale of these rigs is currently being negotiated. As a result of our valuations, we recognized impairment losses aggregating $361.1 million for the first nine months of 2015.

Of the rigs impaired during 2015, four semisubmersible rigs have been sold for scrap and another three rigs are currently cold stacked. The two remaining rigs in the impairment group are under contract with customers and are expected to be sold for scrap at the end of their respective contracts. The aggregate fair value of the rigs in the impairment group was $8.7 million at September 30, 2015, of which $6.7 million is reported as “Asset held for sale” and $2.0 million is reported in “Drilling and other property and equipment, net of accumulated depreciation” in our Consolidated Balance Sheets. See Notes 8 and 9.

During the three-month and nine-month periods ended September 30, 2014, we recognized an impairment loss of $109.5 million related to six mid-water semisubmersible rigs, for which we had initiated a plan to retire and scrap. All of these rigs were subsequently sold for scrap.

Management’s assumptions are necessarily subjective and are an inherent part of our asset impairment evaluation. The use of different assumptions could produce results that differ from those reported. The actual amount realized upon disposition of our drilling rigs may vary if, or when, such rigs are sold.

3. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Trade receivables	$479,408	$437,017
Income tax receivable	18,408	—
Value added tax receivables	17,604	24,853
Amounts held in escrow	4,871	6,450
Related party receivables	107	339
Other	1,080	927

	521,478	469,586
Allowance for bad debts	(5,724)	(5,724)

Total	$515,754	$463,862

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Rig spare parts and supplies	$49,003	$56,315
Deferred mobilization costs	71,242	53,206
Prepaid insurance	6,701	12,163
Deferred tax assets	15,612	15,612
Prepaid taxes	16,928	44,085
Other	4,385	4,160

Total	$163,871	$185,541

Accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Rig operating expenses	$74,506	$85,897
Payroll and benefits	63,950	131,664
Deferred revenue	47,135	63,209
Accrued capital project/upgrade costs	42,325	103,123
Interest payable	44,130	18,365
Personal injury and other claims	8,565	8,570
FOREX contracts	—	5,439
Other	4,693	10,325

Total	$285,304	$426,592

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Accrued but unpaid capital expenditures at period end	$42,325	$102,340
Common stock withheld for payroll tax obligations (1)	236	—
Cash interest payments (2)	57,625	76,092
Cash income taxes paid, net of (refunds):
U.S. federal	(3,344)	—
Foreign	53,292	59,299
State	150	149

(1)	Represents the cost of 7,810 shares of common stock withheld to satisfy the payroll tax obligation incurred as a result of the vesting of restricted stock units in the first quarter of 2015. This cost is presented as a deduction from stockholders’ equity in “Treasury stock” in our Consolidated Balance Sheets at September 30, 2015.
(2)	Interest payments, net of amounts capitalized, were $48.7 million and $38.9 million for the nine months ended September 30, 2015 and 2014, respectively.

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

We recognized compensation expense of $0.8 million and $1.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, in connection with RSUs awarded under our Equity Plan. In connection with RSUs awarded in 2014, we recognized $0.2 million and $0.5 million in compensation expense for the three-month and nine-month periods ended September 30, 2014, respectively.

During the nine months ended September 30, 2015, we issued an aggregate of 107,750 stock appreciation rights to our board of directors and certain employees under the Equity Plan.

5. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss) — basic and diluted numerator	$136,422	$52,645	$(28,901)	$288,168

Weighted average shares — basic (denominator):	137,159	137,146	137,156	137,582
Dilutive effect of stock-based awards	44	1	—	3

Weighted average shares including conversions — diluted (denominator)	137,203	137,147	137,156	137,585

Earnings (loss) per share:
Basic	$0.99	$0.38	$(0.21)	$2.09

Diluted	$0.99	$0.38	$(0.21)	$2.09

The following table sets forth the share effects of stock-based awards excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Employee and director:
Stock options	23	37	29	32
Stock appreciation rights	1,521	1,526	1,561	1,472
Restricted stock units	176	—	252	—

6. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 8.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	September 30, 2015
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
Corporate bonds	$16,359	$(2,836)	$13,523
Mortgage-backed securities	94	4	98

Total	$16,453	$(2,832)	$13,621

	December 31, 2014
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
Corporate bonds	$16,003	$(104)	$15,899
Mortgage-backed securities	130	4	134

Total	$16,133	$(100)	$16,033

Proceeds from maturities and sales of marketable securities are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds from maturities	$—	$1,325,000	$—	$7,125,000
Proceeds from sales	11	12	34	45

Gross realized gains and losses from the sale of marketable securities for the three-month and nine-month periods ended September 30, 2015 and 2014 were not significant.

7. Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

Our international operations expose us to foreign exchange risk associated with our costs payable in foreign currencies for employee compensation, foreign income tax payments and purchases from foreign suppliers. From time to time, we may utilize FOREX contracts to manage our foreign exchange risk. Our FOREX contracts generally require us to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which, for most of our contracts, is the average spot rate for the contract period.

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

During the nine months ended September 30, 2015 and 2014, we settled FOREX contracts with aggregate notional values of approximately $91.6 million and $233.9 million, respectively, of which the entire aggregate amounts were designated as a cash flow accounting hedge. There were no FOREX contracts outstanding at September 30, 2015.

The following table presents the aggregate amount of gain or loss recognized in our Consolidated Statements of Operations related to our FOREX contracts designated as accounting hedges for the three-month and nine-month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of (Loss) Gain Recognized in Income	2015	2014	2015	2014
	(In thousands)
Contract drilling expense	$(440)	$1,729	$(8,364)	$6,736

The following table presents the fair values of our derivative FOREX contracts designated as hedging instruments at September 30, 2015 and December 31, 2014.

Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
	September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
	(In thousands)			(In thousands)
Prepaid expenses and other current assets	$—	$—	Accrued liabilities	$—	$(5,439)

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our derivative financial instruments designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
FOREX contracts:
Amount of (loss) gain recognized in AOCGL on derivative (effective portion)	$(61)	$(6,505)	$(2,420)	$2,297
Location of (loss) gain reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense	Contract drilling expense	Contract drilling expense
Amount of (loss) gain reclassified from AOCGL into income (effective portion)	$(415)	$2,333	$(7,829)	$6,232
Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)
Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$(59)	$(1)	$(60)

Treasury lock agreements:
Amount of gain recognized in AOCGL on derivative (effective portion)	$—	$—	$—	$—
Location of gain reclassified from AOCGL into income (effective portion)	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Amount of gain reclassified from AOCGL into income (effective portion)	$2	$2	$6	$6

As of September 30, 2015, the estimated amount of net unrealized gains associated with our treasury lock agreements that will be reclassified to interest expense during the next twelve months was $8,052. During the nine-month periods ended September 30, 2015 and 2014, we did not reclassify any amounts from AOCGL due to the probability of an underlying forecasted transaction not occurring.

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base consists primarily of major and independent oil and gas companies and government-owned oil companies. At September 30, 2015 and December 31, 2014, Petróleo Brasileiro S.A. (a Brazilian multinational energy company that is majority-owned by the Brazilian government), or Petrobras, accounted for $74.1 million and $123.3 million, or 16% and 29%, respectively, of our total consolidated net trade accounts receivable balance.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at September 30, 2015 consisted of cash held in money market funds of $110.3 million and time deposits of $20.3 million. Our Level 1 assets at December 31, 2014 consisted of cash held in money market funds of $197.5 million and time deposits of $20.3 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities, corporate bonds purchased in a private placement offering and over-the-counter FOREX contracts. Our residential mortgage-backed securities and corporate bonds were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. Our FOREX contracts are valued based on quoted market prices, which are derived from observable inputs including current spot and forward rates, less the contract rate multiplied by the notional amount. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at September 30, 2015 consisted of nonrecurring measurements of certain of our drilling rigs for which we recorded an impairment loss during the first nine months of 2015. See Notes 1 and 2.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the three-month and nine-month periods ended September 30, 2015 and 2014.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to assets measured at fair value on a nonrecurring basis during the three-month and nine-month periods ended September 30, 2015 of $2.6 million and $361.1 million, respectively. We recorded impairment charges related to assets measured at fair value on a nonrecurring basis of $109.5 million during the three-month and nine-month periods ended September 30, 2014.

Assets and liabilities measured at fair value are summarized below:

	September 30, 2015
	Fair Value Measurements Using				Total Losses for Period Ended
	Level 1	Level 2	Level 3	Assets at Fair Value	Three Months	Nine Months
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$130,625	$—	$—	$130,625
Corporate bonds	—	13,523	—	13,523
Mortgage-backed securities	—	98	—	98

Total assets	$130,625	$13,621	$—	$144,246

Nonrecurring fair value measurements:
Assets:
Impaired assets (1)(2)	$—	$—	$8,650	$8,650	$2,546	$361,074

(1)	Represents the carrying value as of September 30, 2015 of three mid-water semisubmersible rigs, one jack-up rig and one drillship, which were written down to their estimated recoverable amounts in 2015. See Note 2.
(2)	Excludes the fair values of the Ocean Saratoga, Ocean Yorktown, Ocean Worker, and Ocean Lexington which were impaired in March 2015, but were subsequently sold for scrap in the second and third quarters of 2015.

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$217,789	$—	$—	$217,789
Corporate bonds	—	15,899	—	15,899
Mortgage-backed securities	—	134	—	134

Total assets	$217,789	$16,033	$—	$233,822

Liabilities:
FOREX contracts	$—	$(5,439)	$—	$(5,439)

Nonrecurring fair value measurements:
Assets:
Impaired assets (1)	$—	$—	$9,421	$9,421

(1)	Represents the book value as of December 31, 2014 of four of our mid-water semisubmersible rigs, which were written down to their estimated recoverable amounts in 2014. All four rigs were sold for scrap during the nine months ended September 30, 2015.

We believe that the carrying amounts of our other financial assets and liabilities (excluding long-term debt), which are not measured at fair value in our Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Commercial paper — The carrying amounts approximate fair value because of the short maturity of these instruments.

We consider our senior notes, including current maturities, to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at September 30, 2015 and December 31, 2014. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date. Fair values and related carrying values of our senior notes are shown below.

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
4.875% Senior Notes due 2015	$—	$—	$255.0	$250.0
5.875% Senior Notes due 2019	520.0	499.7	544.9	499.6
3.45% Senior Notes due 2023	230.0	249.1	232.0	249.1
5.70% Senior Notes due 2039	383.0	497.0	478.5	497.0
4.875% Senior Notes due 2043	490.5	748.9	638.9	748.8

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

9. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Drilling rigs and equipment	$10,113,847	$10,555,314
Construction work-in-progress	250,930	439,206
Land and buildings	65,785	66,989
Office equipment and other	71,255	70,591

Cost	10,501,817	11,132,100
Less: accumulated depreciation	(3,613,569)	(4,186,147)

Drilling and other property and equipment, net	$6,888,248	$6,945,953

During the nine months ended September 30, 2015, we sold eight rigs with an aggregate net book value of $4.4 million for scrap and recognized an aggregate gain on disposition of $0.2 million and $1.0 million for the three-month and nine-month periods ended September 30, 2015, respectively. In addition, during the nine-month period ended September 30, 2015, we recognized an impairment loss of $361.1 million. See Note 2.

Construction work-in-progress, including capitalized interest, at September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Ultra-deepwater semisubmersible — Ocean GreatWhite	$250,930	$213,801
Ultra-deepwater drillship — Ocean BlackLion	—	225,405

Total construction work-in-progress	$250,930	$439,206

The Ocean BlackLion was placed in service in June 2015 and is no longer reported as construction work-in-progress at September 30, 2015.

10. Revolving Credit Facility, Commercial Paper and Senior Notes

Revolving Credit Facility. We have a syndicated revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent and swingline lender, which provides for a $1.5 billion senior unsecured revolving credit facility for general corporate purposes, or the Revolving Credit Facility. Effective October 22, 2015, we entered into an extension agreement and fourth amendment to our Revolving Credit Facility, which, among other things, provides for a one-year extension of the maturity date for most of the lenders. As so extended, our Revolving Credit Facility matures on October 22, 2020, except for $40 million of commitments that mature on March 17, 2019 and $60 million of commitments that mature on October 22, 2019. In addition, we also have the option to increase the revolving commitments under the Revolving Credit Facility by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request one additional one-year extension of the maturity date. The entire amount of the facility is available, subject to its terms, for revolving loans. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans.

Commercial Paper. In 2015, we established a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.5 billion. Proceeds from issuances under the commercial paper program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. The notes will be issued, at our option, either at a discounted price to their principal face value or will bear interest, which may be at a fixed or floating rate, at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The notes are not redeemable or subject to voluntary prepayment by us prior to maturity. Liquidity for our payment obligations in respect of the notes issued under the commercial paper program is provided under our Revolving Credit Facility, and the aggregate amount of notes outstanding at any time will not exceed the amount available under the Revolving Credit Facility.

As of September 30, 2015, we had $493.0 million in commercial paper notes outstanding with a weighted average interest rate of 0.44% and a weighted average remaining term of two days. As of October 29, 2015, we had an additional $1.1 billion available under our Revolving Credit Facility to provide liquidity for our payment obligations with respect to the issuance of commercial paper.

4.875% Senior Notes due 2015. On July 1, 2015, we repaid $250.0 million in aggregate principal amount of our 4.875% Senior Notes due July 1, 2015, primarily with funds obtained through the issuance of additional commercial paper. These notes were presented as “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2014.

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

Other Litigation. We have been named in various other claims, lawsuits or threatened actions that are incidental to the ordinary course of our business, including a claim by Petrobras that it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that it must pay to the Brazilian tax authorities for our applicable portion of withholding taxes related to Petrobras’ charter agreements with its contractors. We intend to defend these matters vigorously; however, litigation is inherently unpredictable, and the ultimate outcome or effect of these claims, lawsuits and actions cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of these matters. Any claims against us, whether meritorious or not, could cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2015 our estimated liability for personal injury claims was $43.4 million, of which $8.2 million and $35.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2014, our estimated liability for personal injury claims was $39.4 million, of which $8.2 million and $31.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

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

At September 30, 2015, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Letters of Credit and Other. We were contingently liable as of September 30, 2015 in the amount of $71.3 million under certain performance, security, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $63.7 million of performance, security, supersedeas and customs bonds can require collateral at any time. As of September 30, 2015, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

12. Accumulated Other Comprehensive Gain (Loss)

The components of our AOCGL and related changes thereto are as follows:

	Unrealized (Loss) Gain on
	Derivative Financial Instruments	Marketable Securities	Total AOCGL
	(In thousands)
Balance at January 1, 2015	$(3,504)	$(101)	$(3,605)
Change in other comprehensive (loss) gain before reclassifications, after tax of $846 and $(1)	(1,574)	(2,733)	(4,307)
Reclassification adjustments for items included in Net Income, after tax of $(2,738) and $0	5,085	—	5,085

Balance at September 30, 2015	$7	$(2,834)	$(2,827)

The following table presents the line items in our Consolidated Statements of Operations affected by reclassification adjustments out of AOCGL.

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Operations Line Items
Major Category of AOCGL	2015	2014	2015	2014
	(In thousands)
Derivative Financial Instruments:
Unrealized loss (gain) on FOREX contracts	$415	$(2,333)	$7,829	$(6,232)	Contract drilling, excluding depreciation

Unrealized (gain) loss on treasury lock agreements	(2)	(2)	(6)	(6)	Interest expense
	(145)	817	(2,738)	2,183	Income tax expense

	$268	$(1,518)	$5,085	$(4,055)	Net of tax

Marketable Securities:
Unrealized (gain) loss on marketable securities	$—	$(1)	$—	$(34)	Other, net
	—	—	—	7	Income tax expense

	$—	$(1)	$—	$(27)	Net of tax

13. Restructuring and Separation Costs

In response to the continuing decline in the offshore drilling market, we reviewed our cost and organization structure, and, as a result, our management approved and initiated a reduction in workforce at our onshore bases and corporate facilities, also referred to as the Corporate Reduction Plan, during the first nine months of 2015. As of September 30, 2015, appropriate communications have been made to substantially all impacted personnel, and we paid $1.6 million and $8.7 million in restructuring and employee separation related costs during the three-month and nine-month periods ended September 30, 2015, respectively. There were no accrued costs associated with the Corporate Reduction Plan as of September 30, 2015.

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

U.S. Tax Jurisdiction. During 2015, the Internal Revenue Service began an audit of our corporate income tax return for the 2013 tax year.

Australia Tax Jurisdiction. During 2015, the Australian Taxation Office began an audit of our income tax returns for the 2010 through 2013 tax years.

Mexico Tax Jurisdiction. Due to the 2015 expiration of the statute of limitations in Mexico for the 2009 tax year for one of our subsidiaries operating in Mexico, we reversed our $10.7 million accrual for an uncertain tax position, of which $3.6 million is interest and $1.4 million is penalty.

During 2015, one of our subsidiaries operating in Mexico received a tax assessment of $5.3 million from the Mexican tax authorities for the 2008 tax year, which we are appealing.

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

Revenues from contract drilling services by equipment type are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Floaters:
Ultra-Deepwater	$376,195	$313,124	$943,261	$701,574
Deepwater	136,668	111,372	456,542	378,470
Mid-Water	69,500	258,028	342,783	844,909

Total Floaters	582,363	682,524	1,742,586	1,924,953
Jack-ups	16,673	45,364	73,469	137,797

Total contract drilling revenues	599,036	727,888	1,816,055	2,062,750
Revenues related to reimbursable expenses	10,706	9,794	47,775	76,600

Total revenues	$609,742	$737,682	$1,863,830	$2,139,350

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2015, our actively-marketed drilling rigs were en route to or located offshore seven countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
United States	$140,898	$83,300	$330,765	$326,808

International:
South America	222,717	294,246	654,432	844,242
Europe/Africa/Mediterranean	132,345	135,286	420,147	395,602
Australia/Asia	86,608	162,929	333,628	393,248
Mexico	27,174	61,921	124,858	179,450

Total revenues	$609,742	$737,682	$1,863,830	$2,139,350

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

We are a leader in offshore drilling, providing contract drilling services to the energy industry around the globe with a fleet of 33 offshore drilling rigs. Our current fleet consists of eight ultra-deepwater, seven deepwater and eight mid-water semisubmersibles, four dynamically-positioned ultra-deepwater drillships and six jack-ups. Construction of our fourth newbuild ultra-deepwater drillship, the Ocean BlackLion, was completed in the second quarter of 2015, and the rig is currently in the U.S. Gulf of Mexico, or GOM, and is expected to begin contract drilling operations by the end of this year. One of our eight ultra-deepwater semisubmersibles, the Ocean GreatWhite is currently under construction and is expected to be delivered in the second quarter of 2016. The Ocean GreatWhite is expected to commence a three-year drilling contract offshore Australia in late 2016.

Of our current fleet, eleven rigs are cold stacked, including one ultra-deepwater, one deepwater and four mid-water semisubmersible rigs and five jack-up rigs. Since the beginning of 2015, eight of our older mid-water semisubmersible rigs have been sold for scrap. We intend to sell one of our idled jack-up rigs and, after completion of their respective contracts, we also intend to sell one mid-water semisubmersible and our older 7,875-foot water depth rated drillship for scrap.

Market Overview

Crude oil prices have declined significantly since the summer of 2014, and oil markets remain volatile and unpredictable due to a number of geopolitical and economic factors, including the Iranian Joint Comprehensive Plan of Action which, if implemented, would result in the lifting of certain international sanctions. In reaction to the depressed fundamentals in the oil and gas industry, independent and national oil companies and exploration and production companies have announced significant reductions to their 2016 capital spending plans, in addition to their already-reduced 2015 capital spending plans, and are projecting reductions to their 2017 spending budgets. Thus far in 2015, rig tenders have been infrequent and have generally been limited to short-term or well-to-well work or long-range work not commencing until 2017 or later. Competition for the limited number of drilling jobs continues to be intense, with numerous offshore drillers vying for the same opportunities, including some contractors bidding multiple rigs on the same bid, and in some cases bidding rigs of both high and lower specifications on the same bid. Operators are continuing to attempt to sublet previously contracted rigs for which capital spending programs have been delayed or canceled. In addition, newbuild floaters continue to enter the market, many of which are not contracted, adding to the oversupply of rigs. With the shortage of work and an oversupply of rigs available for work, price competition remains intense, and some industry analysts are predicting further weakening in already lower dayrates across the floater markets.

In addition, as a result of the depressed market conditions and continued pessimistic outlook for the near term, certain of our customers, as well as those of our competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of our drilling contracts permit the customer to terminate the contract early after specified notice periods, sometimes resulting in no payment to us or sometimes resulting in a contractually specified termination amount, which often does not fully compensate us for the loss of the contract. During depressed market conditions, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts. The early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. When a customer terminates our contract prior to the contract’s scheduled expiration, our contract backlog is also adversely impacted. See “— Contract Drilling Backlog” below.

In October 2015, we reached agreement with Petróleo Brasileiro S.A., or Petrobras, to terminate the drilling contracts on the Ocean Clipper and Ocean Alliance early, to be effective on October 30, 2015, and to add 875 days to the end of the current term of the drilling contract on the Ocean Courage at the rate of $380,000 per day. Petrobras has approved the agreement and we are in the process of completing the amendments to the drilling contracts. When the amendment has been completed, the revised term of the Ocean Courage contract will expire on July 20, 2020. Prior to the amendment, the terms of the Ocean Clipper and Ocean Alliance contracts were scheduled to expire on December 9, 2015 and June 17, 2016, respectively.

As previously disclosed, on February 20, 2015, a representative of PEMEX — Exploración y Producción, or PEMEX, verbally informed us of PEMEX’s intention to exercise its contractual right to terminate its drilling contract on the Ocean Ambassador and to cancel its drilling contract on the Ocean Lexington, which contract was scheduled to commence in September 2015. During the second quarter of 2015, we and PEMEX renegotiated the contract for the Ocean Ambassador, which is expected to be completed in the first quarter of 2016, at a lower dayrate. In July 2015, PEMEX delivered to us a notice to initiate the rescission of the Ocean Lexington contract, which process is currently underway.

Current depressed market conditions in the offshore drilling industry have materially impacted our results of operations and cash flows during the first nine months of 2015. We currently expect that these adverse market conditions will continue for the foreseeable future. The continuation of these conditions could result in more of our rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect our financial condition, results of operations and cash flows. When we cold stack or elect to scrap a rig, we evaluate the rig for impairment. During the first nine months of 2015, we recognized a $361.1 million impairment charge related to nine rigs, for which we determined the carrying values to be impaired. See “ — Results of Operations — Overview — Nine Months Ended September 30, 2015 and 2014 — Impairment of Assets.”

As of October 19, 2015, 15 of our rigs were not subject to a drilling contract with a customer, including 11 rigs that have been cold stacked or are in the process of being cold stacked. See “— Contract Drilling Backlog” for future commitments of our rigs during the last quarter of 2015 through 2020.

Although these general market conditions impact all segments of the offshore drilling market, the following discussion addresses market conditions within segments of the floater market.

Floater Markets

Ultra-Deepwater and Deepwater Floaters. Globally, the ultra-deepwater and deepwater floater markets continue to be depressed. The continuing oversupply of rigs and diminished demand has resulted in further decline in dayrates and the stacking, and in some cases scrapping, of rigs in all asset classes. Industry analysts expect offshore drillers to continue to scrap older, lower specification rigs and predict that the number of uncontracted floaters may more than double by the end of 2016.

Newbuild rig deliveries and established rigs coming off contract continue to fuel an oversupply of floaters in both the ultra-deepwater and deepwater markets. In an effort to manage the oversupply of rigs and potentially avoid the cost of cold stacking newly-built rigs, which, in the case of dynamically-positioned rigs, can be significant, several drilling contractors have exercised options to delay the delivery of rigs by the shipyard or have exercised their right to cancel orders due to the late delivery of rigs. As of the date of this report, based on industry data, there are approximately 52 competitive, or non-owner-operated, newbuild floaters on order, 37 of which are not yet contracted for future work. There are currently 22 newbuild floaters scheduled for delivery in 2016, of which only six rigs have been contracted for future work, and another 30 rigs scheduled for delivery in 2017 and beyond. The influx of newbuilds into the market, combined with established rigs coming off contract during 2015 and in 2016, is expected to exacerbate the continuing weakened condition of the ultra-deepwater and deepwater floater markets.

Mid-Water Floaters. While conditions in the mid-water market vary slightly by region, mid-water rigs have generally been adversely impacted by (i) lower demand, (ii) declining dayrates, (iii) increased regulatory requirements, including more stringent design requirements for well control equipment, which could significantly increase the capital needed to comply with design requirements that would permit such rigs to work in U.S. waters, (iv) the challenges experienced by lower specification units in this segment as a result of more complex customer specifications, and (v) the intensified competition resulting from the migration of some deepwater and ultra-deepwater units to compete against mid-water units. To date, the mid-water market has seen the highest number of cold-stacked and scrapped rigs. Additionally, as market conditions remain challenging, higher specification rigs may continue to take the place of lower specification units, leading to additional lower specification rigs being cold stacked or ultimately scrapped.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of October 1, 2015 (based on contract information known as of November 2, 2015), February 9, 2015 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2014), and October 21, 2014 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts, except as indicated in the footnotes to the tables below), and is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one-half of any potential rig performance bonuses. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 1, 2015	February 9, 2015	October 21, 2014
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)(2)	$4,851,000	$5,390,000	$6,090,000
Deepwater (2)	439,000	748,000	773,000
Mid-Water	401,000	611,000	1,149,000

Total Floaters	5,691,000	6,749,000	8,012,000

Jack-ups	18,000	91,000	180,000

Total	$5,709,000	$6,840,000	$8,192,000

(1)	Contract drilling backlog as of October 1, 2015 for our ultra-deepwater floaters includes (i) $1.3 billion attributable to our contracted operations offshore Brazil for the years 2015 to 2020 and (ii) $641.0 million for the years 2016 to 2019 attributable to future work for the semisubmersible Ocean GreatWhite, which is under construction.
(2)	Contract drilling backlog as of October 1, 2015 (i) includes $322.0 million of additional backlog attributable to the ultra-deepwater Ocean Courage and (ii) excludes $12.0 million and $79.0 million attributable to the ultra-deepwater Ocean Clipper and deepwater Ocean Alliance, respectively, pursuant to an agreement that Petrobras has approved, but for which we are in the process of completing the amendments to the drilling contracts. See discussion under “Market Overview” above.

The following table reflects the amount of our contract drilling backlog by year as of October 1, 2015.

	For the Years Ending December 31,
	Total	2015 (1)	2016	2017	2018 - 2020
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)(3)	$4,851,000	$357,000	$1,227,000	$1,202,000	$2,065,000
Deepwater (4)	439,000	88,000	215,000	136,000	—
Mid-Water	401,000	47,000	221,000	133,000	—

Total Floaters	5,691,000	492,000	1,663,000	1,471,000	2,065,000

Jack-ups	18,000	11,000	7,000	—	—

Total	$5,709,000	$503,000	$1,670,000	$1,471,000	$2,065,000

(1)	Represents the three-month period beginning October 1, 2015.

(2)	Contract drilling backlog as of October 1, 2015 for our ultra-deepwater floaters includes (i) $94.0 million, $333.0 million, $332.0 million for the years 2015, 2016 and 2017, respectively, and $491.0 million in the aggregate for the years 2018 to 2020 attributable to our contracted operations offshore Brazil and (ii) $90.0 million and $214.0 million for the years 2016 and 2017, respectively, and $337.0 million in the aggregate for the years 2018 to 2019 attributable to future work for the Ocean GreatWhite, which is under construction.
(3)	Contract drilling backlog as of October 1, 2015 for our ultra-deepwater floaters includes (i) $322.0 million of additional backlog in the aggregate for the years 2018 to 2020 attributable to the Ocean Courage and (ii) excludes $12.0 million in previously reported backlog for the last quarter of 2015 attributable to the Ocean Clipper pursuant to an agreement that Petrobras has approved, but for which we are in the process of completing the amendments to the drilling contracts. See discussion under “Market Overview” above.
(4)	Contract drilling backlog as of October 1, 2015 for our deepwater floaters excludes $21.0 million for the last quarter of 2015 and $58.0 million for the year 2016 in previously reported backlog attributable to the Ocean Alliance pursuant to an agreement that Petrobras has approved, but for which we are in the process of completing the amendments to the drilling contracts. See discussion under “Market Overview” above.

The following table reflects the percentage of rig days committed by year as of October 1, 2015. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean GreatWhite, which is under construction.

	For the Years Ending December 31,
	2015 (1)	2016	2017	2018 - 2020
Rig Days Committed (2)(3)
Floaters:
Ultra-Deepwater	78%	64%	54%	32%
Deepwater	45%	25%	17%	—
Mid-Water	46%	27%	12%	—
All Floaters	60%	43%	33%	15%

Jack-ups	17%	3%	—	—

(1)	Represents a three-month period beginning October 1, 2015.
(2)	As of October 1, 2015, includes approximately 260 and 330 currently known, scheduled shipyard days for rig commissioning, contract preparation, surveys and extended maintenance projects, as well as rig mobilization days, for the remainder of 2015 and for the year 2016, respectively.
(3)	Excludes previously reported rig days attributable to the Ocean Clipper and Ocean Alliance, but includes 875 additional rig days attributable to the Ocean Courage pursuant to an agreement that Petrobras has approved, but for which we are in the process of completing the amendments to the drilling contracts. See discussion under “Market Overview” above.

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

During the remainder of 2015, we expect to spend an additional approximately 260 days for the mobilization of rigs, contract modifications, acceptance testing and extended maintenance projects, including days associated with a helideck upgrade for the Ocean Quest (approximately 60 days) and mobilization of and acceptance testing for the recently delivered Ocean BlackLion (approximately 67 days), which is not expected to commence drilling operations until December 2015. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “— Contract Drilling Backlog.”

In April 2015, the Bureau of Safety and Environmental Enforcement (an agency established by the U.S. Department of the Interior that governs the offshore drilling industry on the Outer Continental Shelf) announced proposed rules that, when enacted, will include more stringent design requirements for well control equipment used in offshore drilling operations. Based on our assessment of the proposed rules, we believe that we will need to incur significant capital cost to comply with the additional design requirements to enable our cold stacked mid-water semisubmersibles to return to work in U. S. waters.

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

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. We ceased capitalization of interest on five qualifying projects as a result of their completion in 2014 and on the Ocean BlackLion upon its delivery in the second quarter of 2015. We continue to capitalize interest for our ultra-deepwater semisubmersible Ocean GreatWhite. Consequently, interest expense reported in our Consolidated Statements of Operations will increase for the final quarter of 2015, compared to the prior year, due to the completion of projects.

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

Our other significant accounting policies are discussed in Note 1 of our notes to unaudited consolidated financial statements included in Item 1 of Part I of this report and in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to these policies during the three months ended September 30, 2015.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	786	638	1,945	1,570
Deepwater	379	313	1,066	937
Mid-Water	241	974	1,253	3,110
Jack-ups	172	457	817	1,422

UTILIZATION (2)
Floaters:
Ultra-Deepwater	71%	77%	62%	65%
Deepwater	59%	57%	56%	58%
Mid-Water	31%	59%	39%	63%
Jack-ups	31%	83%	50%	79%

AVERAGE DAILY REVENUE (3)
Floaters:
Ultra-Deepwater	$478,800	$491,000	$484,900	$446,700
Deepwater	360,700	355,500	428,400	403,700
Mid-Water	288,500	265,000	273,600	271,700
Jack-ups	96,700	99,300	89,900	96,900

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs, but excluding rigs under construction). As of September 30, 2015, our cold-stacked rigs included one ultra-deepwater semisubmersible, one deepwater semisubmersible, four mid-water semisubmersibles and five jack-up rigs.
(3)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in our fleet per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$376,195	$313,124	$943,261	$701,574
Deepwater	136,668	111,372	456,542	378,470
Mid-Water	69,500	258,028	342,783	844,909

Total Floaters	582,363	682,524	1,742,586	1,924,953
Jack-ups	16,673	45,364	73,469	137,797

Total Contract Drilling Revenue	$599,036	$727,888	$1,816,055	$2,062,750

REVENUES RELATED TO REIMBURSABLE EXPENSES	$10,706	$9,794	$47,775	$76,600
CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$156,107	$157,655	$472,131	$403,512
Deepwater	67,630	72,367	217,769	225,957
Mid-Water	35,784	132,340	201,839	415,317

Total Floaters	259,521	362,362	891,739	1,044,786
Jack-ups	12,507	28,056	54,950	85,936
Other	5,916	9,384	24,782	34,246

Total Contract Drilling Expense	$277,944	$399,802	$971,471	$1,164,968

REIMBURSABLE EXPENSES	$10,476	$9,437	$46,904	$75,393
OPERATING INCOME (LOSS)
Floaters:
Ultra-Deepwater	$220,088	$155,469	$471,130	$298,062
Deepwater	69,038	39,005	238,773	152,513
Mid-Water	33,716	125,688	140,944	429,592

Total Floaters	322,842	320,162	850,847	880,167
Jack-ups	4,166	17,308	18,519	51,861
Other	(5,916)	(9,384)	(24,782)	(34,246)
Reimbursable expenses, net	230	357	871	1,207
Depreciation	(118,086)	(108,854)	(378,714)	(324,771)
General and administrative expense	(16,888)	(18,604)	(50,888)	(61,909)
Gain (loss) on disposition of assets	(794)	(1,107)	(19)	7,612
Impairment of assets	(2,546)	(109,462)	(361,074)	(109,462)
Restructuring and separation costs	(1,574)	—	(8,735)	—

Total Operating Income	$181,434	$90,416	$46,025	$410,459

Other income (expense):
Interest income	629	86	1,796	644
Interest expense, net of amounts capitalized	(21,350)	(9,378)	(70,800)	(46,056)
Foreign currency transaction gain (loss)	(1,163)	425	954	(3,724)
Other, net	217	90	702	598

Income (loss) before income tax expense	159,767	81,639	(21,323)	361,921
Income tax expense	(23,345)	(28,994)	(7,578)	(73,753)

NET INCOME (LOSS)	$136,422	$52,645	$(28,901)	$288,168

The following is a summary as of the date of this report of the most significant transfers of our rigs during 2015 and 2014 between the geographic areas in which we operate:

Rig	Rig Type	Relocation Details	Date
Floaters (1):
Ocean Confidence	Ultra-Deepwater	Angola to Cameroon	February 2014
Ocean BlackHawk	Ultra-Deepwater	South Korea to GOM (initial mobilization)	February 2014
Ocean Confidence	Ultra-Deepwater	Cameroon to Canary Islands (life-extension project)	April 2014
Ocean Clipper	Ultra-Deepwater	Brazil to Colombia	June 2014
Ocean Monarch	Ultra-Deepwater	Indonesia to Malaysia (shipyard project)	September 2014
Ocean Clipper	Ultra-Deepwater	Colombia to Brazil	December 2014
Ocean BlackHornet	Ultra-Deepwater	South Korea to GOM (initial mobilization)	December 2014
Ocean BlackRhino	Ultra-Deepwater	South Korea to GOM (initial mobilization)	December 2014
Ocean BlackLion	Ultra-Deepwater	South Korea to Canary Islands (contract preparation)	May 2015
Ocean Monarch	Ultra-Deepwater	Malaysia to Australia	June 2015
Ocean Baroness	Ultra-Deepwater	Brazil to GOM (cold stacked August 2015)	June 2015
Ocean BlackLion	Ultra-Deepwater	Canary Islands to GOM (acceptance testing)	September 2015

Ocean Onyx	Deepwater	Placed in service (GOM)	January 2014
Ocean Star	Deepwater	Brazil to GOM (cold stacked April 2015)	September 2014
Ocean Apex	Deepwater	Singapore to Vietnam	December 2014
Ocean Onyx	Deepwater	GOM to Trinidad	March 2015
Ocean Victory	Deepwater	GOM to Trinidad	March 2015
Ocean Apex	Deepwater	Vietnam to Malaysia	April 2015
Ocean America	Deepwater	Australia to Malaysia	August 2015

Ocean General	Mid-Water	Vietnam to Indonesia	March 2014
Ocean Quest	Mid-Water	Malaysia to Vietnam	May 2014
Ocean Patriot	Mid-Water	Singapore to U.K.	June 2014
Ocean Vanguard	Mid-Water	Norway to U.K. (cold stacked July 2014)	June 2014
Ocean General	Mid-Water	Indonesia to Malaysia (cold stacked October 2014)	September 2014
Ocean Quest	Mid-Water	Vietnam to Malaysia	April 2015

Jack-ups:
Ocean Titan	Jack-up	Mexico to GOM (cold stacked January 2015)	June 2014
Ocean Spur	Jack-up	Ecuador to Singapore (cold stacked June 2015)	April 2015
Ocean Nugget	Jack-up	Mexico to GOM (cold stacked June 2015)	June 2015

(1)	The Ocean Concord, Ocean Yatzy and Ocean Epoch were sold for scrap in the first quarter of 2015. The Ocean Winner, Ocean Saratoga, Ocean Worker and Ocean Yorktown were sold for scrap in the second quarter of 2015 and the Ocean Lexington was sold for scrap in the third quarter of 2015.

Overview

Three Months Ended September 30, 2015 and 2014

Operating Income. Operating income for the third quarter of 2015 increased $91.0 million compared to the same period of 2014, primarily due to the absence of a $109.5 million impairment loss recognized in the third quarter of 2014, partially offset by higher depreciation expense ($9.2 million) in the 2015 period.

Contract drilling revenue for our mid-water and jack-up fleets decreased $188.5 million and $28.7 million, respectively, during the third quarter of 2015 compared to the prior year period, primarily as a result of 733 and 285 fewer revenue earning days, respectively, representing the deterioration in two of the rig markets most negatively impacted by the continued downturn in demand for contract drilling services. In contrast, contract drilling revenue earned by our ultra-deepwater and deepwater floaters increased $63.1 million and $25.3 million, respectively, during the current year quarter, compared to the third quarter of 2014, primarily due to an aggregate 214-day increase in revenue earning days, including the operation of two of our newbuild drillships that commenced drilling operations in 2015, partially offset by lower average daily revenue earned by our ultra-deepwater fleet.

Total contract drilling expense decreased $121.9 million during the third quarter of 2015, compared to the same quarter of 2014, reflecting lower overall operating costs, primarily for labor and personnel ($54.4 million), repairs and maintenance ($30.6 million) and inspections ($7.7 million) as a result of cost control measures and reduced costs associated with idled and cold-stacked or retired rigs.

Impairment of Assets. During the third quarter of 2014, our management adopted a plan to scrap six of our mid-water semisubmersible rigs, all of which have been sold. As a result of this decision, we recognized an impairment loss of $109.5 million during the prior year quarter to write down the aggregate net book value of these rigs to their estimated recoverable amounts. During the third quarter of 2015, we recognized an aggregate impairment loss of $2.6 million based on our decision to sell an additional three rigs in the near term. See “— Critical Accounting Estimates — Impairment of Long-Lived Assets” and Notes 1 and 2 to our unaudited consolidated financial statements included in Item 1 of Part I of this report.

Interest Expense, Net of Amounts Capitalized. Interest expense increased $12.0 million during the third quarter of 2015, compared to the same period in 2014, primarily as a result of a reduction in interest capitalized in the current year quarter ($13.8 million) due to the completion of qualifying construction projects in 2014 and in the second quarter of 2015, combined with higher interest expense associated with uncertain tax positions ($2.7 million). These unfavorable factors were partially offset by a $4.5 million reduction in interest expense in the current year quarter due to the repayment of two tranches of our senior notes in September 2014 and July 2015.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2015 was 14.6%, compared to a 35.5% effective tax rate for the three months ended September 30, 2014. The effective tax rate in the 2015 period was lower than in the same period of 2014 primarily as a result of our $109.5 million asset impairment in the 2014 period (the majority of which related to rigs owned by our foreign subsidiary for which no tax benefit was recognized) and higher U.K. income taxes associated with the July 2014 enactment of the U.K. Finance Act of 2014, which was partially offset by the reversal of $31.2 million of reserves in 2014 for uncertain tax positions in various foreign jurisdictions. In the 2015 period we reversed $7.0 million of reserves for uncertain tax positions associated with the expiration of the statute of limitations.

Nine Months Ended September 30, 2015 and 2014

Operating Income. Our operating income decreased $364.4 million during the first nine months of 2015, compared to the same period of 2014, reflective of lower operating results for our combined floater fleet and jack-up rigs, additional impairment losses recognized in 2015 ($251.6 million), higher depreciation expense ($53.9 million) and $8.7 million in restructuring and severance costs recognized in 2015. Depreciation expense increased during the first nine months of 2015, compared to the same period in 2014, primarily due to a higher depreciable asset base in 2015, including the Ocean Apex and three newbuild drillships, which were placed in service after the third quarter of 2014, partially offset by the absence of depreciation for our rigs that were impaired or sold during late 2014 and in 2015.

Total contract drilling revenue declined $246.7 million, or 12%, during the first nine months of 2015 compared to the same period in 2014, primarily due to a $566.5 million decrease in revenue earned by our combined mid-water and jack-up fleets, partially offset by an aggregate $319.8 million increase in revenue earned by our ultra-deepwater and deepwater floaters. Our results for the first nine months of 2015 reflected an aggregate 1,958 fewer revenue earning days, compared to the first nine months of 2014, primarily, due to the cold stacking and sale of rigs and incremental downtime between contracts for several of our rigs, partially offset by incremental revenue generating days for our newly constructed and upgraded or enhanced rigs.

Total contract drilling expense for the first nine months of 2015 decreased $193.5 million, or 17%, compared to the prior year period, primarily as a result of lower rig utilization, including the impact of cold stacked and retired rigs, as well as cost control efforts. Lower contract drilling expense during the first nine months of 2015, compared to the first nine months of 2014, reflects lower costs for labor and personnel ($105.5 million), repairs and maintenance ($60.3 million), inspections ($13.7 million), freight ($8.8 million) and rig insurance ($7.1 million) and a net decrease in other rig operating, shorebase support and overhead costs ($34.0 million), partially offset by higher rig mobilization costs ($35.9 million).

Impairment of Assets. During the third quarter of 2014, our management adopted a plan to scrap six of our mid-water semisubmersibles and, as a result, we recognized an impairment loss of $109.5 million in September 2014. In 2015, due to the continued deterioration of the market fundamentals in the oil and gas industry, among other factors, we determined that the carrying values of our 7,875-foot water depth rated drillship, the Ocean Clipper, seven of our mid-water floaters and one jack-up rig were impaired and recorded an aggregate impairment loss of $361.1 million during the first nine months of 2015. See “ — Critical Accounting Estimates — Impairment of Long-Lived Assets” and Note 2 to our unaudited consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs. In response to the continued decline in the offshore drilling market, we have reviewed our cost and organization structure. As a result, our management approved and initiated a reduction in workforce at our onshore bases and corporate facilities. During the nine months ended September 30, 2015, we recognized $8.7 million in restructuring and employee separation related costs on behalf of separated employees.

Interest Expense, Net of Amounts Capitalized. Interest expense increased $24.7 million during the nine-month period ended September 30, 2015, compared to the same period in 2014, primarily as a result of a reduction in interest capitalized during the first nine months of 2015 ($34.1 million) due to the completion of five qualifying projects in 2014 and 2015. These unfavorable factors were partially offset by an $11.6 million reduction in interest expense for the first nine months of 2015 due to the repayment of two tranches of our senior notes in September 2014 and July 2015.

Income Tax Expense. Our effective tax rate for the nine months ended September 30, 2015 was (35.5)%, compared to a 20.4% effective tax rate for the nine months ended September 30, 2014. The effective tax rate in the 2015 period was lower than in the same period of 2014 primarily due to the mix of our domestic and international pre-tax earnings and losses, including asset impairments taken during both 2015 and 2014 in various jurisdictions with differing tax consequences.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended September 30, 2015 and 2014

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $63.1 million during the third quarter of 2015, compared to the same quarter of 2014, primarily as a result of 148 incremental revenue earning days ($72.7 million), partially offset by the effect of lower average daily revenue earned ($9.6 million). The increase in revenue earning days in the third quarter of 2015 was primarily attributable to incremental revenue earning days for our two newbuild drillships placed in service in the fourth quarter of 2014, partially offset by a decrease in revenue earning days for the cold-stacked Ocean Baroness, whose contract was canceled in the second quarter of 2015.

Contract drilling expense for our ultra-deepwater floaters remained relatively unchanged, decreasing $1.5 million during the third quarter of 2015, compared to the same period of 2014. Incremental contract drilling expense for our two newbuild drillships ($38.2 million) was partially offset by lower operating costs for our other ultra-deepwater floaters, including labor and personnel ($16.2 million) and maintenance and inspections ($17.8 million) due to our cost control efforts in 2015.

Deepwater Floaters. Revenue generated by our deepwater floaters increased $25.3 million in the third quarter of 2015, compared to the same quarter in 2014, primarily due to 66 incremental revenue earning days ($23.3 million) combined with the effect of higher average daily revenue earned ($2.0 million). Revenue earning days for the third quarter of 2015 increased primarily due to less unplanned downtime between contracts (139 incremental operating days), partially offset by fewer operating days for the cold-stacked Ocean Star (52 fewer days) and incremental unplanned downtime for repairs (21 fewer days).

Contract drilling expense incurred by our deepwater floaters decreased $4.7 million during the third quarter of 2015, compared to the same period of 2014, primarily due to a reduction in contract drilling expense for the Ocean Star ($12.0 million). The cost reductions in the third quarter of 2015 were partially offset by higher contract drilling expense for our other actively marketed deepwater rigs, primarily for labor and personnel costs ($4.5 million) and rig mobilization ($5.5 million) and included incremental expense for rigs that were idle during the prior year quarter.

Mid-Water Floaters. Revenue generated by our mid-water floaters during the third quarter of 2015 decreased $188.5 million compared to the same quarter in 2014, primarily due to 733 fewer revenue earning days ($194.2 million). Comparing the periods, revenue earning days declined as a result of fewer revenue earning days for cold-stacked and retired rigs (713 fewer days) and incremental downtime between contracts (123 fewer days) during the third quarter of 2015, partially offset by incremental revenue earning days for the recently upgraded Ocean Patriot, which resumed operations in the fourth quarter of 2014 (91 incremental days).

Contract drilling expense for our mid-water floaters decreased $96.6 million in the third quarter of 2015, compared to the prior year quarter, primarily due to reduced operating costs for our non-operating rigs, including our cold-stacked and retired mid-water rigs ($105.0 million), partially offset by incremental contract drilling expense for the Ocean Patriot ($10.8 million).

Jack-ups. Contract drilling revenue for our jack-up fleet decreased $28.7 million during the third quarter of 2015, compared to the prior year quarter, primarily due to the cold stacking of rigs ($23.1 million) combined with the negative impact of negotiated dayrate reductions for our two rigs that operated during the period. Contract drilling expense for the third quarter of 2015 declined $15.5 million, primarily due to reduced costs for our cold-stacked rigs.

Nine Months Ended September 30, 2015 and 2014

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $241.7 million during the first nine months of 2015, compared to the same period of 2014, primarily as a result of 375 incremental revenue earning days ($167.4 million), combined with higher average daily revenue earned ($74.2 million). Total revenue earning days increased during the first nine months of 2015, primarily due to incremental revenue earning days for our three newbuild drillships, which were placed in service during 2014 (431 additional days), and the Ocean Endeavor operating offshore Romania (150 additional days), partially offset by fewer revenue earning days for the Ocean Confidence due to its service-life extension project (90 fewer days) and the Ocean Baroness as a result of operational issues and the subsequent cold stacking of the rig (154 fewer days). Average daily revenue increased during the first nine months of 2015, compared to the prior year period, primarily due to revenue associated with incremental operations for the Ocean Endeavor in Romania, a contract extension for the Ocean Rover at a higher dayrate than previously earned and a dayrate adjustment for the Ocean Courage, combined with the operation of two additional drillships in the 2015 period.

Contract drilling expense for our ultra-deepwater floaters increased $68.6 million during the first nine months of 2015, compared to the same period of 2014, reflecting incremental contract drilling expense for our newbuild drillships ($100.7 million) and the Ocean Endeavor ($13.2 million), partially offset by lower costs for labor and personnel ($34.7 million), rig mobilization and inspections ($7.7 million) and other rig operating costs ($2.9 million) for our other ultra-deepwater floaters.

Deepwater Floaters. Revenue generated by our deepwater floaters increased $78.1 million in the first nine months of 2015, compared to the same period in 2014, primarily due to 129 incremental revenue earning days ($51.8 million) in the current year period combined with higher average daily revenue earned ($26.2 million). The increase in revenue earning days during the first nine months of 2015 resulted from the return to service of several rigs in this market after prolonged periods in shipyards for upgrades and surveys and warm-stacking between contracts (416 incremental days), partially offset by fewer revenue earning days due to the cold stacking of the Ocean Star (233 days) and additional non-revenue earning days for rig mobilization and repairs (54 additional days). Average daily revenue earned for the first nine months of 2015 increased compared to the prior year period, primarily due to incremental amortization of $19.2 million in mobilization and contract preparation fees and inclusion of revenue earned by the Ocean Apex.

Contract drilling expense for our deepwater floaters decreased an aggregate $8.2 million during the first nine months of 2015, compared to the same period of 2014, primarily due to reduced operating costs for the Ocean Star ($23.8 million) and the absence of costs associated with a 2014 five-year survey and shipyard project for the Ocean Alliance ($22.7 million). These cost reductions were partially offset by incremental operating costs for the Ocean Apex ($22.0 million) and higher rig mobilization costs ($21.3 million) in the 2015 period.

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $502.1 million in the first nine months of 2015, compared to the same period in 2014, primarily due to 1,857 fewer revenue earning days ($504.5 million), partially offset by higher average daily revenue earned ($2.4 million). The reduction in revenue earning days during the first nine months of 2015 was the result of the cold stacking or retirement of twelve of our mid-water rigs (2,140 fewer days), partially offset by incremental revenue earning days for the Ocean Patriot (272 additional days).

Contract drilling expense for our mid-water floaters decreased $213.5 million in the first nine months of 2015, compared to the prior year period, primarily due to reduced operating costs for our cold-stacked or retired mid-water rigs ($246.5 million), partially offset by incremental costs for the Ocean Patriot ($35.5 million).

Jack-ups. Contract drilling revenue and expense for our jack-up fleet decreased $64.3 million and $31.0 million, respectively, during the first nine months of 2015, compared to the prior year period, primarily due to the cold stacking of four rigs that were operating under contract in 2014. Contract drilling revenue for the first nine months of 2015 was also negatively impacted by negotiated dayrate reductions in 2015 for two or our rigs.

Liquidity and Capital Resources

We currently have available a syndicated revolving credit agreement, or Revolving Credit Facility, to meet our short-term and long-term liquidity needs. See “— Revolving Credit Facility, Senior Notes and Commercial Paper Program.”

At September 30, 2015 and December 31, 2014, we had cash available for current operations as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Cash and equivalents	$141,131	$233,623
Marketable securities	13,621	16,033

Total cash available for current operations	$154,752	$249,656

As of October 1, 2015, our contract drilling backlog was approximately $5.7 billion, of which approximately $0.5 billion is expected to be realized by the end of 2015.

Historically, a substantial portion of our cash flows has been invested in the enhancement of our drilling fleet. We determine the amount of cash required to meet our capital commitments by evaluating our rig construction obligations, the need to upgrade rigs to meet specific customer requirements and our ongoing rig equipment enhancement/replacement programs.

Certain of our international rigs are owned and operated, directly or indirectly, by our wholly-owned subsidiary Diamond Offshore International Limited, or DOIL, and, as a result of our intention to indefinitely reinvest the earnings of DOIL to finance our foreign activities, we do not expect such earnings to be available for distribution to our stockholders or to finance our domestic activities. To the extent available, we expect to utilize the operating cash flows generated by and cash reserves of DOIL and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. We expect to continue to make use of our Revolving Credit Facility or commercial paper program to finance our capital expenditures and working capital requirements in the near term. In addition, we will make periodic assessments of our capital spending programs based on industry conditions and make adjustments thereto if we determine that they are required. See “— Cash Flow, Capital Expenditures and Contractual Obligations — Contractual Cash Obligations — Rig Construction” and “— Revolving Credit Facility, Senior Notes and Commercial Paper Program.”

We pay dividends at the discretion of our Board of Directors, or Board. During the nine-month period ended September 30, 2015, we paid cash dividends totaling $51.4 million. During the nine-month period ended September 30, 2014, we paid regular and special cash dividends totaling $51.7 million and $313.6 million, respectively. Our Board has adopted a policy of considering paying regular and special cash dividends, in amounts to be determined, on a quarterly basis. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board considers relevant at that time. Our dividend policy may change from time to time, and there can be no assurance that we will continue to declare any cash dividends at all or in any particular amounts.

On October 30, 2015, we declared a regular cash dividend of $0.125 per share of our common stock, which is payable on December 1, 2015 to stockholders of record on November 13, 2015.

Depending on market and other conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not purchase any shares of our outstanding common stock during the nine-month period ended September 30, 2015. However, during the nine-month period ended September 30, 2015, in connection with the vesting of restricted stock units held by our chief executive officer, we withheld 7,810 shares of common stock, with a cost of $0.2 million, to satisfy the associated payroll tax obligation. During the nine-month period ended September 30, 2014, we purchased 1,895,561 shares of our common stock at an aggregate cost of $87.8 million.

In addition, Loews Corporation, or Loews, has informed us that, depending on market and other conditions, it may, from time to time, purchase shares of our common stock in the open market or otherwise. During the nine-month period ended September 30, 2015, Loews purchased 1,134,827 shares of our common stock in the open market. Loews did not purchase any shares of our outstanding common stock during the nine-month period ended September 30, 2014.

Our primary source of cash during the nine-month period ended September 30, 2015, was an aggregate $466.7 million generated from operating activities, $493.0 million from short-term borrowings under our commercial paper program and $8.4 million from the disposition of assets, including $5.4 million in proceeds from the sale of eight mid-water floaters for scrap during the period. Our primary uses of cash during the same period were $758.3 million towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program, including payment of the final construction installment for the Ocean BlackLion, $250.0 million for the repayment of debt and $52.3 million for the payment of dividends and anti-dilution adjustments to stock plan participants. See “— Revolving Credit Facility, Senior Notes and Commercial Paper Program — Commercial Paper Program.”

For the nine-month period ended September 30, 2014, our primary source of cash was an aggregate $682.8 million generated from operating activities, $1.2 billion in proceeds, primarily from the maturity of marketable securities, net of purchases, and $16.8 million from the disposition of assets, primarily from the sale of the Ocean Spartan in June 2014. Our primary uses of cash during the same period were $1.0 billion towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program, $365.3 million for the payment of dividends, $250.0 million for the repayment of debt and $87.8 million for the repurchase of shares.

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

Cash Flow, Capital Expenditures and Contractual Obligations

Our cash flow from operations and capital expenditures for the nine-month periods ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flow from operations	$466,677	$682,836

Cash capital expenditures:
Drillship construction	$416,095	$520,385
Construction of deepwater floaters	34,632	118,006
Construction of ultra-deepwater floater	37,129	11,767
Ocean Patriot enhancement project	1,349	91,360
Ocean Confidence service-life extension project	74,956	87,895
Rig equipment and replacement programs	194,181	194,912

Total capital expenditures	$758,342	$1,024,325

Cash Flow

Cash flow from operations decreased approximately $216.2 million during the first nine months of 2015, compared to the first nine months of 2014, primarily due to lower cash receipts from contract drilling services ($333.3 million), partially offset by a $107.8 million net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, maintenance, mobilization and other rig operating costs.

Capital Expenditures

As of the date of this report, we expect our capital spending for 2015 to aggregate approximately $920.0 million, of which we expect to spend approximately $630.0 million on our current rig construction projects, including the Ocean Confidence service-life-extension project. During the first nine months of 2015, we incurred $528.3 million in project-related expenditures, including accrued expenditures. See “— Contractual Cash

Obligations — Rig Construction.” Our 2015 capital spending program also includes an estimated $280.0 million for our ongoing capital maintenance and replacement programs, of which $167.9 million had been incurred as of September 30, 2015.

Contractual Cash Obligations — Rig Construction

As of the date of this report, we have one rig, the Ocean GreatWhite, under construction in Ulsan, South Korea, for which we are obligated under a construction agreement with Hyundai Heavy Industries Co., Ltd. Construction of the Ocean GreatWhite continues with delivery expected in the second quarter of 2016. The estimated total project cost, including shipyard costs, capital spares, commissioning, project management and shipyard supervision, is $764.0 million, of which $225.7 million has been incurred as of September 30, 2015. See Note 11 “Commitments and Contingencies” to our unaudited consolidated financial statements included in Item 1 of Part I of this report for more information about this project.

We had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2015, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations

As of September 30, 2015, the total unrecognized tax benefits related to uncertain tax positions was $49.5 million. In addition, we have recorded a liability, as of September 30, 2015, for potential penalties and interest of $39.4 million and $3.9 million, respectively. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Revolving Credit Facility, Senior Notes and Commercial Paper Program

Revolving Credit Facility

Effective October 22, 2015, we entered into an extension agreement and fourth amendment to our Revolving Credit Facility which, among other things, provides for a one-year extension of the maturity date for most of the lenders. As so extended, our Revolving Credit Facility provides for a $1.5 billion senior unsecured revolving credit facility for general corporate purposes, maturing on October 22, 2020, except for $40 million of commitments that mature on March 17, 2019 and $60 million of commitments that mature on October 22, 2019. We also have the option to increase the revolving commitments under the Revolving Credit Facility by up to an additional $500 million from time to time, upon receipt of additional commitments from new or existing lenders, and to request one additional one-year extension of the maturity date. The entire amount of the facility is available, subject to its terms, for revolving loans. Up to $250 million of the facility may be used for the issuance of performance or other standby letters of credit and up to $100 million may be used for swingline loans. As of September 30, 2015, there were no loans or letters of credit outstanding under the Revolving Credit Facility, and we were in compliance with all covenant requirements under the Revolving Credit Facility. See “— Commercial Paper Program.”

Senior Notes

On July 1, 2015, we repaid $250.0 million in aggregate principal amount of our 4.875% Senior Notes due July 1, 2015, primarily with funds obtained through the issuance of additional commercial paper.

Commercial Paper Program

In 2015, we established a commercial paper program with four commercial paper dealers pursuant to which we may issue, on a private placement basis, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.5 billion. Proceeds from issuances under the commercial paper program may be used for general corporate purposes. The maturities of the notes may vary, but may not exceed 397 days from the date of issuance. The notes will be issued, at our option, either at a discounted price to their principal face value or will bear interest, which may be at a fixed or floating rate, at rates that will vary based on market conditions and the ratings assigned by credit rating agencies at the time of issuance. The notes are not redeemable or subject to voluntary prepayment by us prior to maturity. Our Revolving Credit Facility provides liquidity for our payment obligations in respect of the notes issued under the commercial paper program, and the aggregate amount of notes outstanding at any time will not exceed the amount available under the Revolving Credit Facility. As of September 30, 2015, we had $493.0 million in commercial paper notes outstanding with a weighted average interest rate of 0.44% and a weighted average remaining term of two days.

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

As of October 29, 2015, we had an additional $1.1 billion available under the Revolving Credit Facility to provide liquidity for our payment obligations with respect to the issuance of commercial paper.

Credit Ratings

In October 2015, Moody’s Investors Services, or Moody’s lowered our corporate credit and unsecured debt rating from A3 to Baa2 and revised its outlook on us to negative. Our current credit rating is BBB+ for Standard & Poor’s Ratings Services, or S&P. In February 2015, Moody’s and S&P assigned short-term credit ratings of Prime-2 and A2, respectively, to our commercial paper program. In October 2015, Moody’s affirmed our short-term credit rating of Prime-2. Market conditions and other factors, many of which are outside of our control, could cause our credit ratings to be lowered. A downgrade in our credit ratings could adversely impact our cost of issuing additional debt and the amount of additional debt that we could issue. A series of downgrades or a substantial downgrade could restrict our access to our commercial paper program and capital markets and our ability to raise additional debt or rollover existing maturities. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

Other Commercial Commitments — Letters of Credit

We were contingently liable as of September 30, 2015 in the amount of $71.3 million under certain performance, bid, security, tax, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $63.7 million of performance, security, tax, supersedeas and customs bonds can require collateral at any time. As of September 30, 2015, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2015	2016	2017	2018
	(In thousands)
Other Commercial Commitments
Performance bonds	$51,357	$—	$6,122	$26,110	$19,125
Supersedeas bond	9,189	9,189	—	—	—
Bid bonds	2,470	—	2,470	—	—
Tax bond	5,952	—	5,952	—	—
Other	2,348	1,339	1,009	—	—

Total obligations	$71,316	$10,528	$15,553	$26,110	$19,125

Off-Balance Sheet Arrangements

At September 30, 2015 and December 31, 2014, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

•	market conditions and the effect of such conditions on our future results of operations;

•	sources and uses of and requirements for financial resources;

•	availability under our Revolving Credit Facility and issuance of notes under our commercial paper program;

•	interest rate and foreign exchange risk;

•	contractual obligations;

•	operations outside the United States;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	cash flows and contract backlog;

•	declaration or payment of regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning, examinations, assessments and audits;

•	debt levels, credit ratings, the impact of changes in the credit markets and credit ratings for our debt and our ability to access capital markets;

•	budgets for capital and other expenditures;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects, other capital projects or rig acquisitions;

•	plans and objectives of management;

•	idling drilling rigs or reactivating stacked rigs;

•	scrapping retired rigs;

•	assets held for sale;

•	asset impairments and impairment evaluations and any future use or disposition of impaired assets;

•	competitive newbuild drilling rigs on order;

•	effective date and performance of contracts;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014;

•	general economic and business conditions;

•	worldwide demand for oil and natural gas;

•	changes in foreign and domestic oil and gas exploration, development and production activity;

•	oil and natural gas price fluctuations and related market expectations;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing, and the level of production in non-OPEC countries;

•	policies of various governments regarding exploration and development of oil and gas reserves;

•	our inability to obtain contracts for our rigs that do not have contracts;

•	the cancellation or renegotiation of contracts included in our reported contract backlog;

•	advances in exploration and development technology;

•	the worldwide political and military environment, including, for example, in oil-producing regions and locations where our rigs are operating or where we have rigs under construction, in shipyards or stacked;

•	casualty losses;

•	operating hazards inherent in drilling for oil and gas offshore;

•	the risk that future regular or special dividends may not be declared or paid;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the GOM;

•	industry fleet capacity, including, without limitation, construction of new drilling rig capacity in Brazil;

•	market conditions in the offshore contract drilling industry, including, without limitation, dayrates and utilization levels;

•	competition;

•	changes in foreign, political, social and economic conditions;

•	risks of international operations, compliance with foreign laws and taxation policies and seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of equipment and assets;

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;

•	customer or supplier bankruptcy or liquidation;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	collection of receivables;

•	the risk that a letter of intent may not result in a definitive agreement;

•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;

•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, greenhouse gases, carbon emissions or energy use;

•	compliance with and liability under environmental laws and regulations;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission, or SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	development and exploitation of alternative fuels;

•	customer preferences;

•	effects of litigation, tax audits and contingencies and the impact of compliance with judicial rulings and jury verdicts;

•	cost, availability, limits and adequacy of insurance;

•	invalidity of assumptions used in the design of our controls and procedures;

•	the results of financing efforts;

•	adequacy and availability of our sources of liquidity;

•	risks resulting from our indebtedness;

•	public health threats;

•	negative publicity;

•	impairments of assets;

•	the availability of qualified personnel to operate and service our drilling rigs; and

•	various other matters, many of which are beyond our control.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2015. See Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC. (Registrant)

Date November 2, 2015	By:	\s\ Gary T. Krenek
Gary T. Krenek
Senior Vice President and Chief Financial Officer

Date November 2, 2015		\s\ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

10.1*	Extension Agreement and Amendment No. 4 to Credit Agreement, dated as of October 22, 2015, among Diamond Offshore Drilling, Inc., Wells Fargo Bank, National Association, as administrative agent and swingline lender, the issuing banks named therein and the lenders named therein.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.