Form 10-Q
period 2016-06-30
DIAMOND OFFSHORE DRILLING INC
filed 2016-08-01
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 27, 2016	Common stock, $	0.01 par value per share	137,169,663 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$103,279	$119,028
Marketable securities	57	11,518
Accounts receivable, net of allowance for bad debts	324,588	405,370
Prepaid expenses and other current assets	112,293	119,479
Assets held for sale	6,200	14,200

Total current assets	546,417	669,595
Drilling and other property and equipment, net of accumulated depreciation	5,848,172	6,378,814
Other assets	110,689	101,485

Total assets	$6,505,278	$7,149,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,567	$70,272
Accrued liabilities	204,497	253,769
Taxes payable	60,624	15,093
Short-term borrowings	327,300	286,589

Total current liabilities	627,988	625,723
Long-term debt	1,980,324	1,979,778
Deferred tax liability	114,384	276,529
Other liabilities	164,505	155,094

Total liabilities	2,887,201	3,037,124

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 143,997,757 shares issued and 137,169,663 shares outstanding at June 30, 2016; 143,978,877 shares issued and 137,158,706 shares outstanding at December 31, 2015)	1,440	1,440
Additional paid-in capital	2,002,463	1,999,634
Retained earnings	1,816,756	2,319,136
Accumulated other comprehensive gain (loss)	4	(5,035)
Treasury stock, at cost (6,828,094 and 6,820,171 shares of common stock at June 30, 2016 and December 31, 2015, respectively)	(202,586)	(202,405)

Total stockholders’ equity	3,618,077	4,112,770

Total liabilities and stockholders’ equity	$6,505,278	$7,149,894

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Contract drilling	$357,409	$617,442	$800,932	$1,217,019
Revenues related to reimbursable expenses	31,338	16,590	58,358	37,069

Total revenues	388,747	634,032	859,290	1,254,088

Operating expenses:
Contract drilling, excluding depreciation	198,336	342,869	411,177	693,527
Reimbursable expenses	16,527	16,336	43,318	36,428
Depreciation	105,016	123,329	209,256	260,628
General and administrative	18,139	16,548	33,537	34,000
Impairment of assets	678,145	—	678,145	358,528
Restructuring and separation costs	—	993	—	7,161
Gain on disposition of assets	(747)	(164)	(1,043)	(775)

Total operating expenses	1,015,416	499,911	1,374,390	1,389,497

Operating (loss) income	(626,669)	134,121	(515,100)	(135,409)
Other income (expense):
Interest income	269	584	442	1,167
Interest expense, net of amounts capitalized	(24,156)	(25,468)	(49,672)	(49,450)
Foreign currency transaction (loss) gain	(3,513)	(3,473)	(7,121)	2,117
Other, net	(12,046)	264	(11,468)	485

(Loss) income before income tax benefit (expense)	(666,115)	106,028	(582,919)	(181,090)
Income tax benefit (expense)	76,178	(15,642)	80,407	15,767

Net (loss) income	$(589,937)	$90,386	$(502,512)	$(165,323)

(Loss) earnings per share, Basic and Diluted	$(4.30)	$0.66	$(3.66)	$(1.21)

Weighted-average shares outstanding:
Shares of common stock	137,170	137,159	137,166	137,155
Dilutive potential shares of common stock	—	42	—	—

Total weighted-average shares outstanding	137,170	137,201	137,166	137,155

Cash dividends declared per share of common stock	$—	$0.125	$—	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(589,937)	$90,386	$(502,512)	$(165,323)
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Unrealized holding gain (loss)	—	293	—	(1,534)
Reclassification adjustment for (gain) loss included in net (loss) income	(2)	1,230	(3)	4,817
Investments in marketable securities:
Unrealized holding gain (loss)	1	1,830	(6,558)	(293)
Reclassification adjustment for loss included in net (loss) income	11,600	—	11,600	—

Total other comprehensive gain	11,599	3,353	5,039	2,990

Comprehensive (loss) income	$(578,338)	$93,739	$(497,473)	$(162,333)

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(502,512)	$(165,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	209,256	260,628
Loss on impairment of assets	678,145	358,528
Gain on disposition of assets	(1,043)	(775)
Loss on sale of marketable securities, net	12,146	—
Loss on foreign currency forward exchange contracts	—	7,924
Deferred tax provision	(162,531)	(124,353)
Stock-based compensation expense	2,829	2,186
Deferred income, net	(16,363)	(13,244)
Deferred expenses, net	4,751	(47,630)
Other assets, noncurrent	(900)	867
Other liabilities, noncurrent	4,189	(990)
Payments for settlement of foreign currency forward exchange contracts designated as accounting hedges	—	(7,924)
Bank deposits denominated in nonconvertible currencies	725	795
Other	759	1,186
Changes in operating assets and liabilities:
Accounts receivable	80,782	(51,751)
Prepaid expenses and other current assets	2,281	6,404
Accounts payable and accrued liabilities	(59,788)	(90,883)
Taxes payable	52,744	65,199

Net cash provided by operating activities	305,470	200,844

Investing activities:
Capital expenditures (including rig construction)	(533,412)	(686,111)
Proceeds from disposition of assets, net of disposal costs	167,298	7,652
Proceeds from sale and maturities of marketable securities	4,592	23

Net cash used in investing activities	(361,522)	(678,436)

Financing activities:
Net proceeds from short-term borrowings	40,711	374,978
Payment of dividends and anti-dilution payments	(408)	(35,143)
Other	—	(12)

Net cash provided by financing activities	40,303	339,823

Net change in cash and cash equivalents	(15,749)	(137,769)
Cash and cash equivalents, beginning of period	119,028	233,623

Cash and cash equivalents, end of period	$103,279	$95,854

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

As of July 27, 2016, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for complete financial statements. The consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Diamond Offshore’s consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Assets Held For Sale

At December 31, 2015, we reported the $14.2 million carrying value of five marketed-for-sale jack-up rigs as “Assets held for sale” in our Consolidated Balance Sheets. One of these rigs was sold for $8.0 million in February 2016. The $6.2 million aggregate carrying value of the four remaining marketed-for-sale jack-up rigs is reported as “Assets held for sale” in our Consolidated Balance Sheets at June 30, 2016.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost, less accumulated depreciation. Maintenance and routine repairs are charged to income currently while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset are capitalized. During the six-month period ended June 30, 2016 and the year ended December 31, 2015, we capitalized $63.0 million and $262.4 million, respectively, in replacements and betterments of our drilling fleet. See Notes 2 and 8.

Capitalized Interest

We capitalize interest cost for qualifying construction and upgrade projects. See Note 8. A reconciliation of our total interest cost to “Interest expense, net of amounts capitalized” as reported in our Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$28,046	$30,428	$56,871	$60,424
Capitalized interest	(3,890)	(4,960)	(7,199)	(10,974)

Total interest expense as reported	$24,156	$25,468	$49,672	$49,450

Impairment of Long-Lived Assets

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable (such as, but not limited to, cold stacking a rig, the expectation of cold stacking a rig in the near term, contracted backlog of less than one year for a rig, a decision to retire or scrap a rig, or excess spending over budget on a newbuild, construction project or major rig upgrade). We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment. Our assumptions and estimates underlying this analysis include the following:

•	dayrate by rig;

•	utilization rate by rig if active, warm stacked or cold stacked (expressed as the actual percentage of time per year that the rig would be used at certain dayrates);

•	the per day operating cost for each rig if active, warm stacked or cold stacked;

•	the estimated annual cost for rig replacements and/or enhancement programs;

•	the estimated maintenance, inspection or other reactivation costs associated with a rig returning to work;

•	salvage value for each rig; and

•	estimated proceeds that may be received on disposition of each rig.

Based on these assumptions, we develop a matrix for each rig under evaluation using multiple utilization/dayrate scenarios, to each of which we have assigned a probability of occurrence. We arrive at a projected probability-weighted cash flow for each rig based on the respective matrix and compare such amount to the carrying value of the asset to assess recoverability.

The underlying assumptions and assigned probabilities of occurrence for utilization and dayrate scenarios are developed using a methodology that examines historical data for each rig, which considers the rig’s age, rated water depth and other attributes, and then assesses the rig’s future marketability in light of the current and projected market environment at the time of assessment. Other assumptions, such as operating, maintenance, inspection and reactivation costs, are estimated using historical data adjusted for known developments, cost projections for re-entry of rigs into the market and future events that are anticipated by management at the time of the assessment.

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

Debt Issuance Costs

Historically, we have presented deferred costs associated with the issuance of long-term debt as “Other Assets” in our unaudited consolidated balance sheets and have amortized such costs over the respective terms of the related debt. In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires debt issuance costs associated with our senior notes to be presented in the balance sheet as a reduction in the related long-term debt. We have adopted the provisions of ASU 2015-03 effective January 1, 2016 and have retrospectively applied its provisions to all periods presented in our Consolidated Financial Statements. The retrospective effect of our adoption of ASU 2015-03, which affected only the presentation of deferred debt issuance costs in our Consolidated Balance Sheets at December 31, 2015, is as follows:

	Other Assets	Long-term Debt
	(In thousands)
Amount as previously presented, before adoption of ASU 2015-03	$116,480	$1,994,773
Deferred debt issuance costs	(14,995)	(14,995)

Amount as restated, after adoption of ASU 2015-03	$101,485	$1,979,778

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), or ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions. The new guidance makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, ASU 2016-09 clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance of ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted. We are currently evaluating the provisions of ASU 2016-09 and have not yet determined the impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The new standard supersedes the industry-specific standards that currently exist under GAAP and provides a framework to address revenue recognition issues comprehensively for all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Under the new guidance, companies recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09. The guidance of ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be adopted using a retrospective or modified retrospective approach.

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

2. Asset Impairments

2016 Impairments - During the second quarter of 2016, in response to the continuing decline in industry-wide utilization for semisubmersible rigs, further exacerbated by additional and more frequent contract cancelations by customers, declining dayrates, as well as the output of a third-party strategic review of our long-term business plan completed in the second quarter of 2016, we reassessed our projections for a recovery in the offshore drilling market. As a result, we concluded that an expected market recovery is now likely further in the future than had previously been estimated. Consequently, we believe our cold-stacked rigs, as well as those rigs that we expect to cold stack in the near term after they come off contract, will likely remain cold stacked for an extended period of time. We also believe that the re-entry costs for these rigs will be higher than previously estimated, negatively impacting the undiscounted, projected probability-weighted cash flow projections utilized in our impairment analysis. In addition, in response to the declining market, we have also reduced anticipated market pricing and expected utilization of these rigs after reactivation.

In the second quarter of 2016, we evaluated 15 of our drilling rigs with indications that their carrying amounts may not be recoverable. Based on our updated assumptions and analyses, we determined that the carrying values of eight of these rigs, consisting of three ultra-deepwater, three deepwater and two mid-water semisubmersible rigs, were impaired (we collectively refer to these eight rigs as the “2016 Impaired Rigs”).

We estimated the fair value of the 2016 Impaired Rigs using an income approach. The fair value of each rig was estimated based on a calculation of the rig’s discounted future net cash flows over its remaining economic life, which utilized significant unobservable inputs, including, but not limited to, assumptions related to estimated dayrate revenue, rig utilization, estimated reactivation and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. Our fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. During the second quarter of 2016, we recorded an impairment loss of $670.0 million related to our 2016 Impaired Rigs

As of June 30, 2016, there were seven rigs in our drilling fleet for which there were no indications that their carrying amounts may not be recoverable and, thus, were not evaluated for impairment at that time. If market fundamentals in the offshore oil and gas industry deteriorate further, we may be required to recognize additional impairment losses in future periods.

2015 Impairments - During the first quarter of 2015, we evaluated 17 of our drilling rigs with indications that their carrying amounts may not be recoverable. Using an undiscounted, projected probability-weighted cash flow analysis, we determined that the carrying value of eight of these rigs, consisting of seven mid-water floaters and our older 7,875-foot water depth rated drillship, were impaired (we collectively refer to these eight rigs as the “1st Quarter 2015 Impaired Rigs”).

We estimated the fair value of five of the 1st Quarter 2015 Impaired Rigs that were cold stacked utilizing a market approach, which required us to estimate the value that would be received for each rig in the principal or most advantageous market for that rig in an orderly transaction between market participants. Such estimates were based on various inputs, including historical contracted sales prices for similar rigs in our fleet, nonbinding quotes from rig brokers and/or indicative bids. We estimated the fair value of the three remaining 1st Quarter 2015 Impaired Rigs using an income approach, as discussed above. Our fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used.

We recognized an impairment loss aggregating $358.5 million during the first quarter of 2015 to write down these rigs to their estimated recoverable amounts. Subsequent to the first quarter of 2015, we evaluated an additional eight drilling rigs, as well those rigs initially evaluated in the first quarter of 2015 that we had determined not to be impaired, for impairment. As a result of these evaluations, we determined that the carrying value of an additional nine drilling rigs, consisting of one ultra-deepwater, one deepwater and two mid-water semisubmersible rigs and five jack-up rigs, was not recoverable and recorded additional impairment losses of $2.6 million and $499.4 million in the third and fourth quarters of 2015, respectively.

Of the 17 rigs impaired during 2015, six mid-water semisubmersible rigs, our older drillship and one marketed-for-sale jack-up rig have been sold. At June 30, 2016, 14 of the remaining rigs impaired during 2015 and 2016 were cold stacked, including four jack-up rigs that are marketed for sale. Two of the 2016 Impaired Rigs are currently contracted by customers. Subsequent to June 30, 2016, our management announced a plan to sell two of the cold-stacked 2016 Impaired Rigs for scrap value.

3. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Trade receivables	$308,695	$390,429
Value added tax receivables	18,322	14,475
Amounts held in escrow	2,293	4,966
Related party receivables	212	167
Other	790	1,057

	330,312	411,094
Allowance for bad debts	(5,724)	(5,724)

Total	$324,588	$405,370

Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Rig spare parts and supplies	$28,153	$42,804
Deferred mobilization costs	51,589	52,965
Prepaid insurance	5,838	4,483
Prepaid taxes	19,301	14,969
Other	7,412	4,258

Total	$112,293	$119,479

During the three-month and six-month periods ended June 30, 2016, we recognized an $8.1 million impairment loss related to our rig spare parts and supplies.

Accrued liabilities consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Rig operating expenses	$38,871	$47,426
Payroll and benefits	41,708	59,787
Deferred revenue	21,418	31,542
Accrued capital project/upgrade costs	70,800	84,146
Interest payable	18,365	18,365
Personal injury and other claims	6,174	8,320
Other	7,161	4,183

Total	$204,497	$253,769

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Accrued but unpaid capital expenditures at period end	$70,800	$27,721
Common stock withheld for payroll tax obligations (1)	181	236
Cash interest payments(2)	52,491	51,531
Cash income taxes paid, net of (refunds):
U.S. federal	—	(3,344)
Foreign	33,485	46,181
State	1	150

(1)	Represents the cost of 7,923 shares and 7,810 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units in the six months ended June 30, 2016 and 2015, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our Consolidated Balance Sheets at June 30, 2016 and 2015.
(2)	Interest payments, net of amounts capitalized, were $45.6 million and $42.1 million for the six-month periods ended June 30, 2016 and 2015, respectively.

4. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net (loss) income – basic and diluted numerator	$(589,937)	$90,386	$(502,512)	$(165,323)

Weighted average shares – basic (denominator):	137,170	137,159	137,166	137,155
Dilutive effect of stock-based awards	—	42	—	—

Weighted average shares including conversions – diluted (denominator)	137,170	137,201	137,166	137,155

(Loss) earnings per share:
Basic	$(4.30)	$0.66	$(3.66)	$(1.21)

Diluted	$(4.30)	$0.66	$(3.66)	$(1.21)

The following table sets forth the share effects of stock-based awards excluded from our computations of diluted earnings per share, or EPS, as the inclusion of such potentially dilutive shares would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Employee and director:
Stock options	8	30	8	32
Stock appreciation rights	1,536	1,557	1,536	1,573
Restricted stock units	739	37	658	200

5. Marketable Securities

We report our investments as current assets in our Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 7.

Our investments in marketable securities are classified as available for sale and are summarized as follows:

	June 30, 2016
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
Mortgage-backed securities	$56	$1	$57

	December 31, 2015
	Amortized Cost	Unrealized Gain (Loss)	Market Value
	(In thousands)
Corporate bonds	$16,480	$(5,042)	$11,438
Mortgage-backed securities	77	3	80

Total	$16,557	$(5,039)	$11,518

In June 2016, we sold our investment in corporate bonds for proceeds of $4.6 million and recognized a loss of $12.9 million, including $0.8 million in accrued interest, which we do not expect to collect.

Proceeds from maturities and sales of mortgage-backed securities and the related gains and losses during the three-month and six-month periods ended June 30, 2016 and 2015 were not significant.

6. Derivative Financial Instruments

Foreign Currency Forward Exchange Contracts

During the six months ended June 30, 2015, we settled foreign currency forward exchange, or FOREX, contracts with aggregate notional values of approximately $88.8 million, of which the entire aggregate amount was designated as a cash flow accounting hedge. We did not settle any FOREX contracts during the six months ended June 30, 2016 and had no FOREX contracts outstanding at June 30, 2016 or December 31, 2015.

During the three-month and six-month periods ended June 30, 2015, we recognized aggregate losses of $1.5 million and $7.9 million, respectively, related to our FOREX contracts designated as accounting hedges. We have presented these amounts within “Contract drilling expense, excluding depreciation” in our Consolidated Statements of Operations.

The following table presents the amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations related to our derivative financial instruments designated as cash flow hedges for the three-month and six-month periods ended June 30, 2015. In the table, AOCGL refers to accumulated other comprehensive gain (loss).

	Period Ended June 30, 2015
	Three Months	Six Months
	(In thousands)
FOREX contracts:
Amount of gain (loss) recognized in AOCGL on derivative (effective portion)	$451	$(2,359)
Location of (loss) gain reclassified from AOCGL into income (effective portion)	Contract drilling expense	Contract drilling expense
Amount of (loss) gain reclassified from AOCGL into income (effective portion)	$(1,894)	$(7,414)
Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Foreign currency transaction gain (loss)	Foreign currency transaction gain (loss)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$8	$(1)

During the six-month period ended June 30, 2015, we did not reclassify any amounts from AOCGL due to the probability of an underlying forecasted transaction not occurring.

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base has consisted primarily of major and independent oil and gas companies and government-owned oil companies. Based on our current customer base and the geographic areas in which we operate, as well as the number of rigs currently working in a geographic area, we do not believe that we have any significant concentrations of credit risk at June 30, 2016.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds, U.S. Treasury Bills and Treasury notes. Our Level 1 assets at June 30, 2016 consisted of cash held in money market funds of $69.3 million and time deposits of $20.4 million. Our Level 1 assets at December 31, 2015 consisted of cash held in money market funds of $85.2 million and time deposits of $20.4 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities include residential mortgage-backed securities, corporate bonds purchased in a private placement offering and over-the-counter FOREX contracts. Our residential mortgage-backed securities and corporate bonds, prior to being sold in the second quarter of 2016, were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at June 30, 2016 consisted of nonrecurring measurements of certain of our drilling rigs and associated spare parts and supplies for which we recorded an impairment loss during the second quarter of 2016 and in 2015. See Notes 1, 2 and 3.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the three-month and six-month periods ended June 30, 2016 and 2015.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to certain of our drilling rigs and related rig spare parts and supplies, which were measured at fair value on a nonrecurring basis during the three-month periods ended March 31, 2015, September 30, 2015, December 31, 2015 and June 30, 2016 of $358.5 million, $2.6 million, $499.4 million and $678.1 million, respectively.

Assets and liabilities measured at fair value are summarized below:

	June 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Six Months Ended (1)
		(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$89,760	$—	$—	$89,760
Mortgage-backed securities	—	57	—	57

Total assets	$89,760	$57	$—	$89,817

Nonrecurring fair value measurements:
Assets:
Impaired assets (2)(3)	$—	$—	$94,805	$94,805	$678,145

(1)	Represents impairment losses of $8.1 million and $670.0 million recognized during the three-month period ended June 30, 2016 related to our rig spare parts and supplies and the 2016 Impaired Rigs, respectively. See Notes 2 and 3.
(2)	Represents the total book value as of June 30, 2016 of $69.0 million for 16 drilling rigs, which were written down to their estimated recoverable amounts in 2015 and 2016, and $25.8 million for rig spare parts and supplies, which were written down to their estimated recoverable amounts in the second quarter of 2016. Of the total fair value, $25.8 million, $6.2 million and $62.8 million were reported as “Prepaid expenses and other current assets,” “Assets held for sale” and “Drilling and other property and equipment, net of accumulated depreciation,” respectively, in our Consolidated Balance Sheets at June 30, 2016. See Notes 1, 2 and 3.
(3)	Excludes the fair value of one marketed-for-sale jack-up rig and two mid-water semisubmersible rigs sold during the first six months of 2016.

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (1)
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$105,659	$—	$—	$105,659
Corporate bonds	—	11,438	—	11,438
Mortgage-backed securities	—	80	—	80

Total assets	$105,659	11,518	$—	$117,177

Nonrecurring fair value measurements:
Assets:
Impaired assets (2)(3)	$—	$—	$189,600	$189,600	$860,441

(1)	Represents the aggregate impairment loss recognized for the year ended December 31, 2015 related to our rigs impaired during 2015.
(2)	Represents the book value of our rigs impaired during 2015, which were written down to their estimated recoverable amounts during 2015, of which $14.2 million and $175.4 million were reported as “Assets held for sale” and “Drilling and other property and equipment, net of accumulated depreciation,” respectively, in our Consolidated Balance Sheets at December 31, 2015.
(3)	Excludes five rigs with an aggregate fair value of $2.4 million, which were impaired in 2015, but were subsequently sold for scrap prior to December 31, 2015.

We believe that the carrying amounts of our other financial assets and liabilities (excluding long-term debt), which are not measured at fair value in our Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

•	Short-term borrowings — The carrying amounts approximate fair value because of the short maturity of these instruments.

We consider our senior notes to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at June 30, 2016 and December 31, 2015. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date. Fair values and related carrying values of our senior notes are shown below.

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
5.875% Senior Notes due 2019	$513.1	$499.7	$506.8	$499.7
3.45% Senior Notes due 2023	208.9	249.2	208.0	249.2
5.70% Senior Notes due 2039	378.8	497.1	360.0	497.0
4.875% Senior Notes due 2043	534.4	748.9	455.3	748.9

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

8. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Drilling rigs and equipment	$8,428,592	$9,345,484
Construction work-in-progress	716,342	269,605
Land and buildings	64,962	64,775
Office equipment and other	72,020	71,537

Cost	9,281,916	9,751,401
Less: accumulated depreciation	(3,433,744)	(3,372,587)

Drilling and other property and equipment, net	$5,848,172	$6,378,814

During the three-month and six-month periods ended June 30, 2016, we recognized an aggregate impairment loss of $670.0 million related to the 2016 Impaired Rigs. See Notes 1 and 2.

See Note 13 for a discussion of three sale and leaseback transactions that were executed during the six-month period ended June 30, 2016.

Construction work-in-progress, including capitalized interest, at June 30, 2016 and December 31, 2015 was $716.3 million and $269.6 million, respectively, attributable to the Ocean GreatWhite, a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig, which was delivered by Hyundai Heavy Industries Co., Ltd., or HHI, in July 2016. We expect to place the rig in service in the third quarter of 2016 after completion of a rig enhancement project.

9. Credit Agreement, Commercial Paper and Credit Ratings

In February 2016, Moody’s Investors Service, or Moody’s, downgraded our senior unsecured credit rating to Ba2 from Baa2, with a stable outlook, and also downgraded our short-term credit rating to sub-prime. In July 2016, S&P Global Ratings (formerly Standard & Poor’s Ratings Services) downgraded our senior unsecured credit rating to BBB from BBB+; the outlook remains negative.

As a result of the Moody’s downgrade, we canceled our commercial paper program due to our inability to access the commercial paper market in the foreseeable future and no longer obtain a short-term credit rating from either rating agency. In addition, based on our current credit ratings, the applicable interest rate for alternate base rate loans under our revolving credit agreement is 0.25% over the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the daily one-month Eurodollar Rate plus 1.00%. The applicable interest rate for Eurodollar loans under our revolving credit agreement is currently 1.25% over British Bankers’ Association LIBOR. The applicable commitment fee is 0.20%, and the participation fee for performance letters of credit is 0.625%.

In January 2016, we repaid the $286.6 million in commercial paper notes outstanding at December 31, 2015 with proceeds from short-term borrowings under our revolving credit agreement. At June 30, 2016, we had $327.3 million in short-term borrowings outstanding under our revolving credit agreement. These short-term borrowings bore interest at a weighted average interest rate of 3.4%.

As of July 27, 2016, we had $270.0 million in short-term borrowings outstanding and an additional $1.2 billion available under our revolving credit agreement.

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

Asbestos Litigation. We are one of several unrelated defendants in lawsuits filed in Louisiana state courts alleging that defendants manufactured, distributed or utilized drilling mud containing asbestos and, in our case, allowed such drilling mud to have been utilized aboard our drilling rigs. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The manufacture and use of asbestos-containing drilling mud had already ceased before we acquired any of the drilling rigs addressed in these lawsuits. We believe that we are not liable for the damages asserted in the lawsuits pursuant to the terms of our 1989 asset purchase agreement with Diamond M Corporation. We are unable to estimate our potential exposure, if any, to these lawsuits at this time but do not believe that our ultimate liability, if any, resulting from this litigation will have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Personal Injury Claims. Under our current insurance policies, which renewed effective May 1, 2016, our deductibles for marine liability insurance coverage with respect to personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, which primarily result from Jones Act liability in the Gulf of Mexico, are $10.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. Our deductible for personal injury claims arising due to named windstorms in the U.S. Gulf of Mexico is $25.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $25.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2016 our estimated liability for personal injury claims was $38.9 million, of which $6.0 million and $32.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2015 our estimated liability for personal injury claims was $40.4 million, of which $8.2 million and $32.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. In June 2016, we funded the final payment to HHI totaling $402.5 million in final settlement of the contract price for the Ocean GreatWhite, excluding $4.2 million in post-delivery items. The Ocean GreatWhite was delivered in mid-July 2016. We will complete a rig enhancement project in Singapore before placing the rig in service. We expect the rig enhancement project to be completed in the third quarter of 2016.

At June 30, 2016, we had no other purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business. See Note 13.

Letters of Credit and Other. We were contingently liable as of June 30, 2016 in the amount of $53.6 million under certain performance, supersedeas, bid, tax and customs bonds and letters of credit. Agreements relating to approximately $48.5 million of performance, tax, supersedeas, court and customs bonds can require collateral at any time. As of June 30, 2016, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

11. Accumulated Other Comprehensive Gain (Loss)

The components of our AOCGL and related changes thereto are as follows:

	Unrealized (Loss) Gain on
	Derivative Financial Instruments	Marketable Securities	Total AOCGL
	(In thousands)
Balance at January 1, 2016	$6	$(5,041)	$(5,035)
Change in other comprehensive loss before reclassifications, after tax of $0 and $2	—	(6,558)	(6,558)
Reclassification adjustments for items included in Net Loss, after tax of $1 and $0	(3)	11,600	11,597

Balance at June 30, 2016	$3	$1	$4

The following table presents the line items in our Consolidated Statements of Operations affected by reclassification adjustments out of AOCGL.

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Operations Line Items
	2016	2015	2016	2015
Major Category of AOCGL	(In thousands)
Derivative Financial Instruments:
Unrealized loss on FOREX contracts	$—	$1,894	$—	$7,414	Contract drilling, excluding depreciation
Unrealized (gain) on treasury lock agreements	(2)	(2)	(4)	(4)	Interest expense
	—	(662)	1	(2,593)	Income tax expense

Total, net of tax	$(2)	$1,230	$(3)	$4,817

Marketable Securities:
Unrealized loss on marketable securities	$11,600	$—	$11,600	$—	Other, net
	—	—	—	—	Income tax expense

Total, net of tax	$11,600	$—	$11,600	$—

12. Restructuring and Separation Costs

In early 2015, in response to the continuing decline in the offshore drilling market, we reviewed our cost and organization structure and, as a result, our management approved and initiated a reduction in workforce at our onshore bases and corporate facilities, also referred to as the Corporate Reduction Plan. We recognized $1.0 million and $7.2 million in restructuring and employee separation related costs for the three-month and six-month periods ended June 30, 2015, respectively. Substantially all costs associated with the Corporate Reduction Plan had been paid as of June 30, 2015.

13. Sale and Leaseback Transaction

In February 2016, we entered into a ten-year agreement with a subsidiary of GE Oil & Gas, or GE, to provide services with respect to certain blowout preventer and related well control equipment, or Well Control Equipment, on our four newly-built drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement with GE, we agreed to sell the Well Control Equipment to another GE affiliate and subsequently lease back such equipment pursuant to separate ten-year operating leases.

During the six months ended June 30, 2016, we executed three sale and leaseback transactions with respect to the Well Control Equipment on the Ocean BlackHawk, Ocean BlackHornet and Ocean BlackLion. As a result of these transactions, we received an aggregate $157.5 million in proceeds from the sale of the Well Control Equipment on these rigs, which was less than the carrying value of the equipment. The resulting difference was recorded as prepaid rent with no gain or loss recognized on the transactions, and will be amortized over the respective terms of the operating leases. We simultaneously executed three ten-year operating lease and contractual services agreements with respect to the Well Control Equipment. Future commitments under the operating leases and contractual services agreements for the Ocean BlackHawk, Ocean BlackHornet and Ocean BlackLion are estimated to be approximately $49.0 million per year or an aggregate $491.0 million over the term of the agreements. We expect to complete the remaining sale and leaseback transaction for the Ocean BlackRhino in the third quarter of 2016.

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

At December 31, 2015 we had recorded a deferred tax asset of $33.7 million for the benefit of foreign tax credits in the U. S. which we expected to utilize prior to their expiration in 2024 and 2025. As of June 30, 2016, due to revised financial forecasts as a result of worsening market conditions for the offshore drilling industry, including expectations that a market recovery is now further in the future than previously estimated, we no longer expect to be able to realize certain future tax benefits. Accordingly, we have established a valuation allowance of $33.7 million for the prior year deferred tax asset, as well as a $43.6 million valuation allowance for the deferred tax asset for the benefit of foreign tax credits arising in 2016 that we do not expect to be able to utilize prior to their expiration.

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

Revenues from contract drilling services by equipment type are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Floaters:
Ultra-Deepwater	$214,102	$315,670	$540,063	$567,066
Deepwater	67,191	181,104	126,308	319,874
Mid-Water	56,694	96,926	104,366	273,283

Total Floaters	337,987	593,700	770,737	1,160,223
Jack-ups	19,422	23,742	30,195	56,796

Total contract drilling revenues	357,409	617,442	800,932	1,217,019
Revenues related to reimbursable expenses	31,338	16,590	58,358	37,069

Total revenues	$388,747	$634,032	$859,290	$1,254,088

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2016, our actively-marketed drilling rigs were en route to or located offshore in four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
United States	$130,609	$112,709	$292,191	$189,867
International:
South America	106,702	238,640	228,189	431,715
Europe	87,551	136,532	190,170	287,802
Australia/Asia	47,662	109,885	112,636	247,020
Mexico	16,223	36,266	36,104	97,684

Total revenues	$388,747	$634,032	$859,290	$1,254,088

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We provide contract drilling services worldwide with a fleet of 28 offshore drilling rigs. Our current fleet consists of 19 semisubmersibles, five jack-up rigs, including four jack-up rigs that we are marketing for sale, and four dynamically positioned drillships. Our harsh environment, ultra-deepwater semisubmersible rig, the Ocean GreatWhite, was delivered in mid-July 2016 and has mobilized to Singapore for a rig enhancement project. We expect the Ocean GreatWhite to commence its contract offshore Australia in the fourth quarter of this year. Additionally, in July 2016, we reached a decision to sell the Ocean Quest and Ocean Star for scrap value.

Market Overview

Overall fundamentals in the offshore oil and gas industry have continued to deteriorate. Oil prices, which had fallen to a 12-year low below $30 per barrel in January 2016, had rebounded to the upper $40 per barrel range as of June 30, 2016, but continue to exhibit day-to-day volatility due to multiple factors, including fluctuations in the current and expected level of global oil inventories. Despite the increase in oil prices during the second quarter of 2016, industry reports indicate that utilization for floaters continues to fall at a rate of approximately 5% per quarter and cancelation of contracts for deepwater rigs has persisted. Significant operating losses incurred during 2015 and 2016 by many independent and national oil companies and exploration and production companies, as well as an uncertain outlook with respect to future demand for oil and gas and the resulting price instability, have resulted in significantly reduced capital spending plans for 2016 and possibly beyond, as operators struggle to stay cash neutral in the current oil price environment. Customer inquiries for rig availability and new tenders have continued to decline in 2016, as compared to prior years. The majority of our recent customer discussions related to new projects are for work that materializes in 2018 and later.

Based on industry reports, since 2014, approximately 55 floater rigs have been retired and others have been cold stacked, slightly abating the current oversupply of drilling rigs. However, the number of available rigs continues to grow as contracted rigs come off contract and newly-built rigs are delivered. Competition for the limited number of drilling jobs continues to be intense. In some cases, dayrates have been negotiated at near break-even levels to provide for the recovery of operating costs for rigs that would otherwise be uncontracted or cold stacked. Market studies indicate that dayrates for sixth- generation rigs have declined on average by double digits during the second quarter of 2016, compared to the fourth quarter of 2015. Industry analysts have predicted that the offshore contract drilling market may remain depressed with further declines in dayrates and utilization likely in 2016 and 2017.

As a result of the continuing and worsening market conditions for the offshore drilling industry and continued pessimistic outlook for the near term, certain of our customers, as well as those of our competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations could include requests to lower the contract dayrate, lowering of a dayrate in exchange for additional contract term, shortening the term on one contracted rig in exchange for additional term on another rig, early termination of a contract in exchange for a lump sum margin payout and many other possibilities. In addition to the potential for renegotiations, some of our drilling contracts permit the customer to terminate the contract early after specified notice periods, usually resulting in a contractually specified termination amount, which may not fully compensate us for the loss of the contract. As a result of these depressed market conditions, certain customers have also utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts.

On April 28, 2016, our subsidiary’s agent in Mexico received a letter from PEMEX – Exploración y Producción, or PEMEX, exercising its contractual right to terminate its drilling contract on the Ocean Scepter with 30 days’ advance notice, resulting in the early termination of the contract on May 28, 2016. Industrywide, during the first half of 2016, industry reports indicate that customers canceled 21 contracts for floater rigs, compared to 31 contract cancelations for deepwater drilling rigs during the full year 2015. Particularly during depressed market conditions, the early termination of a contract may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. When a customer terminates our contract prior to the contract’s scheduled expiration, our contract backlog is also adversely impacted.

The continuation of these conditions for an extended period could result in more of our rigs being without contracts and/or cold stacked or scrapped and could further materially and adversely affect our financial condition, results of operations and cash flows. When we cold stack or expect to scrap a rig, we evaluate the rig for impairment. We currently expect that these adverse market conditions will continue for the foreseeable future. As of August 1, 2016, 17 rigs in our fleet were cold stacked, including four jack-up rigs that are currently being marketed for sale. See “– Contract Drilling Backlog” for future commitments of our rigs during 2016 through 2020.

Although these general market conditions impact all segments of the offshore drilling market, the following discussion addresses market conditions within segments of the floater market.

Floater Markets

Ultra-Deepwater and Deepwater Floaters. Globally, the ultra-deepwater and deepwater floater markets continue to worsen. Diminished or nonexistent demand, combined with an oversupply of rigs, has caused floater dayrates to decline significantly. Industry analysts expect offshore drillers to continue to scrap older, lower specification rigs; however, newer and higher specification rigs have also been impacted by the recycling trend.

In an effort to manage the oversupply of rigs and potentially avoid the cost of cold stacking newly-built rigs, which, in the case of dynamically-positioned rigs, can be significant, several drilling contractors have exercised options to delay the delivery of rigs by the shipyard or have exercised their right to cancel orders due to the late delivery of rigs. As of the date of this report, industry data indicates that there are approximately 37 competitive, or non-owner-operated, newbuild floaters on order, of which only three rigs are reported to be contracted for future work. Of the 37 rigs on order, 13 and 15 rigs are scheduled for delivery in the remainder of 2016 and in 2017, respectively. The remaining nine rigs are scheduled for delivery between 2018 and 2020. Industry analysts predict that delivery dates may shift further as newbuild owners negotiate with their respective shipyards.

Mid-Water Floaters. While conditions in the mid-water market vary slightly by region, mid-water rigs have been adversely impacted by (i) lower demand, (ii) declining dayrates, (iii) increased regulatory requirements, including more stringent design requirements for well control equipment, which could significantly increase the capital needed to comply with design requirements that would permit such rigs to work in the U.S. Gulf of Mexico, or GOM, (iv) the challenges experienced by lower specification units in this segment as a result of more complex customer specifications and (v) the intensified competition resulting from the migration of some deepwater and ultra-deepwater units to compete against mid-water units. To date, the mid-water market has seen the highest number of cold-stacked and scrapped rigs. Since 2012, we have sold 12 of our mid-water rigs for scrap. As market conditions remain challenging, we expect higher-specification rigs to take the place of lower-specification units, where possible, leading to additional lower-specification rigs being cold stacked or ultimately scrapped. Our current mid-water fleet consists of six drilling rigs, of which only two units are currently operating under contract.

GOM Floaters. On April 14, 2016, the Bureau of Safety and Environmental Enforcement, or BSEE, issued its final well control regulations, which have now become effective, although, several of the new requirements have extended timeframes for compliance. The final rule addresses the full range of systems and equipment associated with well control operations, focusing on requirements for blowout preventers, or BOPs, well design, well control casing, cementing, real-time monitoring and subsea containment. The regulations combine prescriptive and performance-based measures to cultivate a greater culture of safety for both oil and gas companies and offshore rig operators that minimizes risk. Key features of the well control regulations include requirements for BOPs, double shear rams, third-party reviews of equipment, real-time monitoring data, safe drilling margins, centralizers, inspections and other reforms related to well design and control, casing, cementing and subsea containment.

The issuance of these rules could result in the future retirement of older, less capable rigs, for which compliance with the new requirements is not physically or economically feasible. Additionally, some analysts predict that the new rules will drive the continued preference for modern floaters when drilling opportunities present. See “— Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows.”

Our results of operations and cash flows for the quarter ended June 30, 2016 have been negatively impacted by the continuing and worsening market conditions in the offshore drilling industry, as discussed above. See “— Results of Operations” and “— Liquidity and Capital Resources” and Notes 1 and 2 to our unaudited consolidated financial statements included in Item 1 of Part I of this report.

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of August 1, 2016, February 16, 2016 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2015), and July, 1 2015 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts.

	August 1, 2016	February 16, 2016	July 1, 2015
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (1)	$3,875,000	$4,415,000	$4,902,000
Deepwater	291,000	375,000	621,000
Mid-Water	250,000	356,000	378,000

Total Floaters	4,416,000	5,146,000	5,901,000
Jack-ups	—	49,000	33,000

Total	$4,416,000	$5,195,000	$5,934,000

(1)	Contract drilling backlog as of August 1, 2016 for our ultra-deepwater floaters includes $641.0 million for the years 2016 to 2019 attributable to future work for the semisubmersible Ocean GreatWhite, which is expected to begin working under contract in the fourth quarter of 2016.

The following table reflects the amount of our contract drilling backlog by year as of August 1, 2016.

	For the Years Ending December 31,
	Total	2016 (1)	2017	2018	2019-2020
	(In thousands)
Contract Drilling Backlog
Floaters:
Ultra-Deepwater (2)	$3,875,000	$510,000	$1,199,000	$1,142,000	$1,024,000
Deepwater	291,000	130,000	152,000	9,000	—
Mid-Water	250,000	114,000	136,000	—	—

Total Floaters	4,416,000	754,000	1,487,000	1,151,000	1,024,000
Jack-ups	—	—	—	—	—

Total	$4,416,000	$754,000	$1,487,000	$1,151,000	$1,024,000

(1)	Represents the six-month period beginning July 1, 2016.
(2)	Contract drilling backlog as of August 1, 2016 for our ultra-deepwater floaters includes $35.0 million for the year 2016, $214.0 million for each of the years 2017 and 2018, and $178.0 million for the year 2019 attributable to future work for the Ocean GreatWhite, which is expected to begin working under contract in the fourth quarter of 2016.

The following table reflects the percentage of rig days committed by year as of August 1, 2016. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year). Total available days have been calculated based on the expected contract start date for the Ocean GreatWhite, which is under construction.

	For the Years Ending December 31,
	2016 (1)	2017	2018	2019 - 2020
Rig Days Committed (2)
Floaters:
Ultra-Deepwater	56%	58%	57%	26%
Deepwater	31%	19%	2%	—
Mid-Water	33%	17%	—	—
All Floaters	43%	38%	28%	13%
Jack-ups	—	—	—	—

(1)	Represents the six-month period beginning July 1, 2016.
(2)	As of August 1, 2016, includes approximately 31 currently known, scheduled shipyard days for contract preparation, surveys and extended maintenance projects, as well as rig mobilization days, for the remainder of 2016.

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

As previously discussed, BSEE’s final well control regulations became effective in July 2016. We are currently assessing the final rules and have not yet determined the costs to comply with the additional requirements to enable our drilling rigs to be eligible to operate in U.S. waters.

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

Construction and Capital Upgrade Projects. We capitalize interest cost for the construction and upgrade of qualifying assets in accordance with accounting principles generally accepted in the U.S., or GAAP. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use, and the capitalization period ends when the asset is substantially complete and ready for its intended use. During the first half of 2016, we capitalized interest of $7.2 million related to the construction of the Ocean GreatWhite and will continue capitalizing interest on this project until completion of its enhancement project, which we expect to occur in the third quarter of 2016.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to these policies during the three months ended June 30, 2016.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE EARNING DAYS (1)
Floaters:
Ultra-Deepwater	473	654	1,085	1,160
Deepwater	223	402	400	687
Mid-Water	181	349	362	1,012
Jack-ups	58	287	149	645
UTILIZATION (2)
Floaters:
Ultra-Deepwater	47%	63%	54%	57%
Deepwater	35%	63%	31%	54%
Mid-Water	30%	32%	27%	42%
Jack-ups	13%	53%	16%	59%
AVERAGE DAILY REVENUE (3)
Floaters:
Ultra-Deepwater	$452,400	$483,000	$497,800	$489,000
Deepwater	300,700	450,900	315,600	465,700
Mid-Water	313,300	278,000	288,200	270,000
Jack-ups	334,900	82,800	202,700	88,100

(1)	A revenue earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs, but excluding rigs under construction). As of June 30, 2016, our cold-stacked rigs included four ultra-deepwater semisubmersibles, four deepwater semisubmersibles, four mid-water semisubmersibles and five jack-up rigs.
(3)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in our fleet per revenue earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$214,102	$315,670	$540,063	$567,066
Deepwater	67,191	181,104	126,308	319,874
Mid-Water	56,694	96,926	104,366	273,283

Total Floaters	337,987	593,700	770,737	1,160,223
Jack-ups	19,422	23,742	30,195	56,796

Total Contract Drilling Revenue	$357,409	$617,442	$800,932	$1,217,019

REVENUES RELATED TO REIMBURSABLE EXPENSES	$31,338	$16,590	$58,358	$37,069
CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$127,185	$161,485	$250,921	$316,024
Deepwater	34,776	86,464	82,285	150,139
Mid-Water	25,862	66,735	49,746	166,055

Total Floaters	187,823	314,684	382,952	632,218
Jack-ups	6,876	20,873	12,931	42,443
Other	3,637	7,312	15,294	18,866

Total Contract Drilling Expense	$198,336	$342,869	$411,177	$693,527

REIMBURSABLE EXPENSES	$16,527	$16,336	$43,318	$36,428
OPERATING (LOSS) INCOME
Floaters:
Ultra-Deepwater	$86,917	$154,185	$289,142	$251,042
Deepwater	32,415	94,640	44,023	169,735
Mid-Water	30,832	30,191	54,620	107,228

Total Floaters	150,164	279,016	387,785	528,005
Jack-ups	12,546	2,869	17,264	14,353
Other	(3,637)	(7,312)	(15,294)	(18,866)
Reimbursable expenses, net	14,811	254	15,040	641
Depreciation	(105,016)	(123,329)	(209,256)	(260,628)
General and administrative expense	(18,139)	(16,548)	(33,537)	(34,000)
Gain on disposition of assets	747	164	1,043	775
Impairment of assets	(678,145)	—	(678,145)	(358,528)
Restructuring and separation costs	—	(993)	—	(7,161)

Total Operating (Loss) Income	$(626,669)	$134,121	$(515,100)	$(135,409)

Other income (expense):
Interest income	269	584	442	1,167
Interest expense, net of amounts capitalized	(24,156)	(25,468)	(49,672)	(49,450)
Foreign currency transaction (loss) gain	(3,513)	(3,473)	(7,121)	2,117
Other, net	(12,046)	264	(11,468)	485

(Loss) income before income tax benefit (expense)	(666,115)	106,028	(582,919)	(181,090)
Income tax benefit (expense)	76,178	(15,642)	80,407	15,767

NET (LOSS) INCOME	$(589,937)	$90,386	$(502,512)	$(165,323)

Overview

Three Months Ended June 30, 2016 and 2015

Operating (Loss) Income. Operating results for the second quarter of 2016 decreased $760.8 million compared to the same period of 2015, primarily due to an impairment loss of $678.1 million recognized in the second quarter of 2016 combined with the negative effect of lower utilization of our fleet. These negative effects were partially offset by an $18.3 million decrease in depreciation expense in the second quarter of 2016 as a result of a lower depreciable asset base, primarily due to assets impaired in 2015. In addition, we recognized net reimbursable income of $14.6 million in the second quarter of 2016 as a result of the completion of the Ocean Endeavor’s demobilization from the Black Sea.

Contract drilling revenue and expense decreased $260.0 million and $144.5 million, respectively, during the second quarter of 2016, compared to the second quarter of 2015, primarily due to additional rigs being idled, cold stacked or retired since the second quarter of 2015. Revenue earning days for our aggregate fleet decreased by 757 days during the second quarter of 2016, compared to the second quarter of 2015, reflective of continued low demand for contract drilling services. Contract drilling expense for the same period also declined, reflecting lower costs for labor and personnel ($62.2 million), repairs and maintenance ($23.5 million), mobilization of rigs ($29.1 million), inspections ($5.9 million), agency fees ($4.3 million), freight ($4.6 million), and a net decrease in other rig operating costs and overhead costs ($15.0 million).

Impairment of Assets. During the second quarter of 2016, we evaluated 15 of our drilling rigs with indications that their carrying amounts may not be recoverable. Based on this evaluation, we determined that the carrying values of two mid-water, three deepwater, and three ultra-deepwater floaters, including related rig spares and supplies were impaired and recognized an aggregate impairment charge of $678.1 million in the second quarter of 2016. See Notes 1, 2 and 3 to our unaudited consolidated financial statements included in Item 1 of Part I of this report.

Other, net. During the second quarter of 2016, we sold our investment in privately-held corporate bonds for a total recognized loss of $12.1 million.

Income Tax Benefit (Expense). Our effective tax rate for the three months ended June 30, 2016 was 11.4%, compared to a 14.8% effective tax rate for the three months ended June 30, 2015. The effective tax rate in the 2016 period was lower than in the same period of 2015 in large part due to the mix of our domestic and international pre-tax earnings and losses. Income tax benefit for the second quarter of 2016 also included a U.S. tax benefit of $143.1 million related to asset impairments in the U.S. tax jurisdiction partially offset by a valuation allowance of $77.3 million for current and prior year tax assets associated with foreign tax credits.

Six Months Ended June 30, 2016 and 2015

Operating (Loss) Income. Operating results for the first six months of 2016 decreased $379.7 million compared to the same period of 2015, primarily due to higher impairment losses recognized in the current year period ($319.6 million) combined with the negative impact of lower utilization for our rig fleet. These negative effects on operating income were partially offset by a $51.4 million decrease in depreciation expense and the recognition of $14.6 million in net reimbursable income related to the completion of the Ocean Endeavor’s demobilization from the Black Sea during the first half of 2016. Depreciation expense decreased primarily due to a lower depreciable asset base in 2016, compared to the first half of 2015, as a result of asset impairments taken in 2015.

Contract drilling revenue decreased $416.1 million, or 34%, during the first half of 2016, compared to the same period of 2015, primarily as a result of an aggregate of 1,508 fewer revenue earning days across our entire fleet, reflecting continued low demand for offshore drilling services, combined with the negative effect of lower average daily revenue earned by our deepwater floaters.

Total contract drilling expense decreased $282.4 million, or 41%, during the first six months of 2016, compared to the same period of 2015, reflecting lower overall operating costs, primarily for labor and personnel ($126.8 million), repairs and maintenance ($46.4 million), shorebase and overhead costs ($28.7 million), amortized mobilization costs ($26.3 million), inspections ($11.2 million), freight ($11.1 million), revenue-based agency fees ($9.9 million) and an aggregate decrease in other rig operating and overhead costs ($22.0 million). The reduction in contract drilling expense during the first half of 2016 reflected reduced costs associated with rigs idled, cold stacked or retired during 2015 and in 2016, as well as the favorable results of cost control initiatives implemented during 2015.

Impairment of Assets. During the first quarter of 2015, we evaluated all of our mid-water semisubmersibles, as well as one drillship, for impairment. Based on this evaluation, we determined that the carrying values of our 7,875-foot water depth rated drillship, the Ocean Clipper, and seven of mid-water floaters, were impaired and recorded an aggregate impairment loss of $358.5 million for the six-month period ended June 30, 2015. During the first six months of 2016, we recognized an aggregate impairment charge of $678.1 million. See “— Results of Operations—Overview—Three Months Ended June 30, 2016 and 2015— Impairment of Assets” and Notes 1, 2 and 3 to our unaudited consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs. During the first quarter of 2015, in response to the decline in the offshore drilling market, our management approved and initiated a reduction in workforce at our onshore bases and corporate facilities, which resulted in the recognition of $7.2 million in restructuring and other employee separation related costs during the first half of 2015.

Other, net. During the second quarter of 2016, we sold our investment in privately-placed corporate bonds for a total recognized loss of $12.1 million.

Income Tax Benefit (Expense). Our effective tax rate for the six months ended June 30, 2016 was 13.8%, compared to an 8.7% effective tax rate for the six months ended June 30, 2015. The effective tax rate in the 2016 period was higher than in the same period of 2015 primarily due to the mix of our domestic and international pre-tax earnings and losses, as well as a $77.3 million valuation allowance for current and prior year tax assets associated with foreign tax credits recorded in the six months ended June 30, 2016.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended June 30, 2016 and 2015

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters decreased $101.6 million during the second quarter of 2016, compared to the same period of 2015, primarily as a result of 181 fewer revenue earning days ($87.1 million) and lower average daily revenue earned ($14.5 million). Revenue earning days in the second quarter of 2016 decreased, compared to the second quarter of 2015, primarily due to an aggregate of 235 fewer revenue earning days for cold-stacked rigs, which were under contract during the 2015 period, 64 fewer revenue earning days for the Ocean Clipper, which was sold in November 2015, and 41 fewer revenue earning days for the Ocean BlackRhino, which is currently between contracts, and downtime associated with four unplanned retrievals of blowout preventers. The decrease in revenue earning days was partially offset by 63 incremental revenue earning days for the Ocean BlackLion, which was placed in service in the third quarter of 2015 and 91 incremental operating days for the Ocean Monarch, which was warm stacked during the second quarter of 2015. Average daily revenue decreased during the second quarter of 2016, compared to the prior year period, primarily due to a lower dayrate earned by the Ocean Courage.

Contract drilling expense for our ultra-deepwater floaters decreased $34.3 million during the second quarter of 2016, compared to the same period of 2015. Reduced costs attributable to our cold-stacked ultra-deepwater rigs and the retired Ocean Clipper, as well as the favorable effects of cost reduction initiatives implemented in 2015, were partially offset by incremental contract drilling expense of $23.7 million for our drillships operating in the GOM, including the Ocean BlackLion ($19.5 million), which began operating in 2016. Reductions in contract drilling expense in the second quarter of 2016 included costs associated with labor and personnel ($27.6 million), repairs and maintenance ($8.6 million), mobilization of rigs ($9.7 million), revenue-based agency fees ($2.6 million), freight ($2.4 million) and other rig operating and overhead costs ($7.1 million).

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $113.9 million in the second quarter of 2016, compared to the same quarter in 2015, primarily due to 179 fewer revenue earning days ($80.4 million) combined with lower average daily revenue earned ($33.5 million) during the current year quarter. The decrease in revenue earning days resulted primarily from additional downtime associated with cold-stacked rigs that had operated during the second quarter of 2015 (263 fewer days), partially offset by incremental revenue earning days for the Ocean Victory and Ocean Valiant, both of which continued operating under contracts that commenced in the middle of the second quarter of 2015 (53 incremental days), and the Ocean Apex, which began operating under contract offshore Australia in May 2016 (30 incremental days). Average daily revenue decreased during the second quarter of 2016, primarily due to the absence of a $10.0 million demobilization fee for the Ocean Apex recognized in the second quarter of 2015, combined with the effect of a lower dayrate earned by the Ocean Valiant during the second quarter of 2016 compared to the prior year period.

Contract drilling expense incurred by our deepwater floaters decreased $51.7 million during the second quarter of 2016, compared to the same period of 2015, primarily due to reduced operating costs for our cold stacked deepwater rigs ($47.8 million).

Mid-Water Floaters. Revenue generated by our mid-water floaters decreased $40.2 million in the second quarter of 2016, compared to the same quarter in 2015, primarily due to 168 fewer revenue earning days ($46.6 million), partially offset by higher average daily revenue earned ($6.4 million). Revenue earnings days decreased in the second quarter of 2016 as a result of downtime associated with cold-stacked rigs (210 additional days), partially offset by the absence of planned downtime associated with the Ocean Guardian’s survey during the prior year quarter (42 fewer days). We retired ten mid-waters rigs subsequent to the second quarter of 2015.

Contract drilling expense for our mid-water floaters decreased $40.9 million in the second quarter of 2016, compared to the prior year quarter, primarily due to reduced operating costs for our cold stacked or retired mid-water rigs ($30.6 million), combined with lower repair and inspection costs for the Ocean Guardian during the current year quarter ($8.6 million).

Jack-ups. Contract drilling revenue and expense for our jack-up fleet decreased $4.3 million and $14.0 million, respectively, during the second quarter of 2016, compared to the same period of 2015, primarily due to the cold stacking of our jack-up fleet, several of which had operated under contract during the prior year quarter. The Ocean Scepter is in the process of being cold stacked after termination of its contract by PEMEX in the second quarter of 2016. Our four remaining jack-up rigs are currently being marketed for sale.

Six Months Ended June 30, 2016 and 2015

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters during the first six months of 2016 decreased $27.0 million compared to the same period of 2015, primarily as a result of an aggregate of 75 fewer revenue earning days ($36.6 million), partially offset by higher average daily revenue earned ($9.6 million). Revenue earning days for the first half of 2016 decreased primarily due to 369 and 127 fewer revenue earning days for rigs cold stacked after the first half of 2015 and the previously-owned Ocean Clipper, respectively. The aggregate decrease in revenue earning days was partially offset by 235 incremental revenue earning days for our newbuild drillships, including 106 revenue earning days for the Ocean BlackLion, which began operating under contract in the second half of 2015, and 182 incremental operating days for the Ocean Monarch, which was warm stacked during the first half of 2015. Average daily revenue increased during the first half of 2016, compared to the prior year period, primarily due to the recognition of $40.0 million in demobilization revenue for the Ocean Endeavor, which completed its contract in the Black Sea in January 2016, partially offset by a lower dayrate earned by the Ocean Courage, compared to the dayrate earned during the first half of 2015.

Contract drilling expense for our ultra-deepwater floaters, excluding our newbuild drillships, decreased $123.0 million during the first half of 2016, compared to the first half of 2015, reflecting lower expenses for labor and personnel ($56.5 million), maintenance and inspections ($28.7 million), mobilization ($12.7 million), freight ($6.4 million) and other rig operating and overhead costs ($18.7 million). These reductions in contract drilling expense were primarily due to lower costs for our cold-stacked rigs and the retired Ocean Clipper, as well as cost reduction initiatives implemented in 2015. Incremental contract drilling expense for our four drillships operating in the GOM was $57.9 million.

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $193.6 million in the first half of 2016, compared to the same period in 2015, primarily due to 287 fewer revenue earning days ($133.6 million) and lower average daily revenue earned ($60.0 million). The decrease in revenue earning days for the first six months of 2016 resulted primarily from additional downtime associated with the cold stacking of rigs that had operated during the first half of 2015 (517 fewer days), partially offset by incremental revenue earning days for the Ocean Victory and Ocean Valiant, both of which operated under contracts that commenced in the middle of the second quarter of 2015 (230 incremental days). Average daily revenue decreased as a result of lower amortized mobilization and contract preparation fees recognized in the first half of 2016, compared to the same period in 2015 ($18.2 million), combined with a lower dayrate earned by the Ocean Valiant compared to the prior year period.

Contract drilling expense incurred by our deepwater floaters decreased $67.9 million during the first half of 2016, compared to the same period of 2015, primarily due to a net reduction in costs associated with labor and personnel ($24.6 million), mobilization of rigs ($14.9 million), repairs and maintenance ($11.1 million), shorebase support and overhead ($7.6 million) and other operating costs ($9.6 million), primarily as a result of the cold stacking of rigs, partially offset by incremental operating costs for the Ocean Victory and Ocean Valiant.

Mid-Water Floaters. Revenue generated by our mid-water floaters during the first six months of 2016 decreased $168.9 million compared to the same period in 2015, primarily due to 650 fewer revenue earning days ($175.5 million), reflecting a significant reduction in demand in the mid-water drilling market. Comparing the periods, only two of our mid-water floaters operated during both periods. Since the first quarter of 2015, we have sold ten mid-water floaters, reducing our mid-water fleet to six drilling rigs, four of which are currently cold stacked.

Contract drilling expense for our mid-water floaters decreased $116.3 million in the first half of 2016, compared to the prior year period, reflecting lower costs for labor and personnel ($51.9 million), maintenance and repairs ($13.5 million), shorebase support and overheads ($13.1 million), mobilization ($7.8 million), inspections ($6.3 million), cold stacking of rigs ($6.4 million), penalties ($4.3 million) and other ($13.0 million).

Jack-ups. Contract drilling revenue and expense for our jack-up fleet decreased $26.6 million and $29.5 million, respectively, during the first six months of 2016, compared to the prior year period, primarily due to the cold stacking of four rigs that operated under contract during the first half of 2015.

Liquidity and Capital Resources

We principally rely on our cash flows from operations and cash reserves to meet our liquidity needs and may also utilize short-term borrowings under our $1.5 billion syndicated revolving credit agreement, or Credit Agreement. See “ – Credit Agreement.”

Based on our cash available for current operations and contractual backlog of $4.4 billion as of June 30, 2016, of which $0.8 billion is expected to be realized during the second half of 2016, we believe our 2016 capital expenditures will be funded from our cash and cash equivalents, future operating cash flows and borrowings under our Credit Agreement, as needed. See “– Cash Flow, Capital Expenditures and Contractual Obligations– Contractual Cash Obligations – Rig Construction.”

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

At June 30, 2016 and December 31, 2015, we had cash available for current operations as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Cash and equivalents	$103,279	$119,028
Marketable securities	57	11,518

Total cash available for current operations	$103,336	$130,546

A substantial portion of our cash flows has been invested in the enhancement of our drilling fleet. We determine the amount of cash required to meet our capital commitments by evaluating our rig construction obligations, the need to upgrade rigs to meet specific customer requirements and our ongoing rig equipment enhancement/replacement programs. We make periodic assessments of our capital spending programs based on current and expected industry conditions and make adjustments thereto if required. See “ — Cash Flow, Capital Expenditures and Contractual Obligations — Capital Expenditures.”

We pay dividends at the discretion of our Board of Directors, or Board. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board considers relevant at that time. On February 8, 2016, we announced that we would discontinue our quarterly regular cash dividend. During the six-month period ended June 30, 2015, we paid regular cash dividends totaling $34.3 million.

Depending on market and other conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not purchase any shares of our outstanding common stock during the six-month periods ended June 30, 2016 and 2015.

During the six-month period ended June 30, 2016, our primary source of cash was an aggregate $305.5 million generated by operating activities, $157.5 million from the sale and leaseback of certain equipment on three of our drillships, $40.7 million in net short-term borrowings under our Credit Agreement and $10.0 million in proceeds from the sale of one jack-up rig and two mid-water floaters. See “ Cash Flow, Capital Expenditures and Contractual Obligations — Contractual Cash Obligations—Pressure Control by the Hour.” Cash usage during the same period was primarily for capital expenditures aggregating $533.4 million, including the final payment to Hyundai Heavy Industries co., Ltd., or HHI, for the Ocean GreatWhite.

During the six-month period ended June 30, 2015, our primary source of cash was an aggregate $200.8 million generated by operating activities, $375.0 million from short-term borrowings and $7.7 million from the disposition of assets, including $4.8 million in proceeds from the sale of seven mid-water floaters for scrap during the period. Cash usage during the same period was primarily $686.1 million towards the construction of new rigs and our ongoing rig equipment enhancement/replacement program, including the final construction installment on the Ocean BlackLion, and $35.1 million for the payment of dividends and anti-dilution adjustments to stock plan participants.

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

Cash Flow, Capital Expenditures and Contractual Obligations

Our cash flow from operations and capital expenditures for the six-month periods ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flow from operations	$305,470	$200,844
Cash capital expenditures:
Drillship construction	$—	$407,980
Major upgrade of deepwater floaters	—	34,020
Construction of ultra-deepwater floater	446,737	21,828
Ocean Patriot enhancement project	—	1,448
Ocean Confidence service-life extension project	—	74,825
Rig equipment and replacement programs	86,675	146,010

Total capital expenditures	$533,412	$686,111

Cash Flow. Cash flow from operations increased approximately $104.6 million during the first six months of 2016, compared to the first six months of 2015, primarily due to a net decrease in cash payments for contract drilling and general and administrative expenses, including personnel-related, repairs and maintenance, and other rig operating costs ($361.2 million), partially offset by lower cash receipts for contract drilling services ($266.1 million). The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects a reduction in contract drilling activity during the six-month period ended June 30, 2016, as well as our continuing efforts to control costs.

Capital Expenditures. We currently expect total capital expenditures for 2016 to aggregate approximately $650.0 million, including construction costs for the Ocean GreatWhite and our ongoing capital maintenance and replacement programs. As of June 30, 2016, we had incurred capital expenditures of $520.1 million during 2016, including accrued expenditures. See “ — Contractual Cash Obligations — Rig Construction.”

Contractual Cash Obligations—Rig Construction. Shipyard construction of the Ocean GreatWhite, a 10,000 foot dynamically positioned, harsh environment semisubmersible drilling rig, has been completed. In June 2016, we funded the final payment to HHI totaling $402.5 million in final settlement of the contract price for the Ocean GreatWhite, excluding $4.2 million in post-delivery items. The Ocean GreatWhite was delivered in mid-July 2016 and will be mobilized to Singapore for a rig enhancement project before placing the rig in service. We expect the project to be completed in the third quarter of 2016.

Contractual Cash Obligations—Pressure Control by the Hour. During the first half of 2016, we executed three sale and leaseback transactions with respect to well control equipment on the Ocean BlackHawk, Ocean BlackHornet and Ocean BlackLion. Future commitments under the operating leases and contractual services agreements for these rigs are estimated to be approximately $49.0 million per year or an aggregate $491.0 million over the term of the agreements. We expect to complete the remaining sale and leaseback transaction for the Ocean BlackRhino in the third quarter of 2016. See Note 13 to our unaudited consolidated financial statements included in Item 1 of Part I of this report.

We had no other purchase obligations for major rig upgrades or any other significant obligations at June 30, 2016, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of June 30, 2016, the total unrecognized tax benefits related to uncertain tax positions was $109.6 million. In addition, we have recorded a liability, as of June 30, 2016, for potential penalties and interest of $44.3 million and $3.9 million, respectively. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Credit Agreement

At June 30, 2016, we had $327.3 million in short-term borrowings outstanding under our Credit Agreement, and we were in compliance with all covenants thereunder. As of July 27, 2016, we had $270.0 million in short-term borrowings outstanding and an additional $1.2 billion available under our Credit Agreement to provide short-term liquidity for our payment obligations.

Credit Ratings

In February 2016, Moody’s Investors Service downgraded our senior unsecured credit rating to Ba2 from Baa2, with a stable outlook, and also downgraded our short-term credit rating to sub-prime. In July 2016, S&P Global Ratings (formerly Standard & Poor’s Ratings Services) downgraded our senior unsecured credit rating to BBB from BBB+; the outlook remains negative.

Market conditions and other factors, many of which are outside of our control, could cause our credit ratings to be lowered. A downgrade in our credit ratings could adversely impact our cost of issuing additional debt and the amount of additional debt that we could issue, and could further restrict our access to capital markets and our ability to raise additional debt. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

As a result of a downgrade in our short-term credit rating, we canceled our commercial paper program due to our inability to access the commercial paper market in the foreseeable future and no longer obtain a short-term credit rating from either rating agency.

Other Commercial Commitments—Letters of Credit

We were contingently liable as of June 30, 2016 in the amount of $53.6 million under certain performance, bid, security, tax, supersedeas and customs bonds and letters of credit. Agreements relating to approximately $48.5 million of performance, tax, supersedeas, court and customs bonds can require collateral at any time. As of June 30, 2016, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2016	2017	2018	2020
	(In thousands)
Other Commercial Commitments
Performance bonds	$36,456	$2,000	$11,033	$4,298	$19,125
Supersedeas bond	9,189	9,189	—	—	—
Tax bond	5,311	5,311	—	—	—
Other	2,661	1,418	873	370	—

Total obligations	$53,617	$17,918	$11,906	$4,668	$19,125

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	market conditions and the effect of such conditions on our future results of operations;

•	sources and uses of and requirements for financial resources and sources of liquidity;

•	contractual obligations and future contract negotiations;

•	interest rate and foreign exchange risk;

•	business strategy;

•	competitive position, including without limitation, competitive rigs entering the market;

•	expected financial position;

•	cash flows and contract backlog;

•	idling drilling rigs or reactivating stacked rigs;

•	declaration and payment of regular or special dividends;

•	financing plans;

•	market outlook;

•	tax planning;

•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;

•	timing and duration of required regulatory inspections for our drilling rigs;

•	timing and cost of completion of rig upgrades, construction projects and other capital projects;

•	delivery dates and drilling contracts related to rig conversion or upgrade projects, construction projects, other capital projects or rig acquisitions;

•	scrapping retired rigs;

•	assets held for sale;

•	asset impairments and impairment evaluations;

•	outcomes of legal proceedings;

•	purchases of our securities;

•	compliance with applicable laws; and

•	availability, limits and adequacy of insurance or indemnification.

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

There were no material changes in our market risk components for the six months ended June 30, 2016. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Information related to Item 1. Legal Proceedings is included in Note 10 to our unaudited consolidated financial statements included in Item 1 of Part I of this report.

ITEM 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of certain material risk factors facing our company. No material changes have been made to such risk factors as of June 30, 2016.

ITEM 6.	Exhibits.

See the Exhibit Index for a list of those exhibits filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 1, 2016	By:	/s/ Kelly Youngblood
Kelly Youngblood
Senior Vice President and Chief Financial Officer

Date August 1, 2016		/s/ Beth G. Gordon
Beth G. Gordon
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

10.1*	Severance Agreement, dated May 2, 2016, between Diamond Offshore Drilling, Inc. and Kelly Youngblood

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed or furnished herewith.