Form 10-Q
period 2017-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2017-10-30
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017 Common stock, $0.01 par value per share    137,227,782 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$276,686	$156,233
Accounts receivable, net of allowance for bad debts	271,390	247,028
Prepaid expenses and other current assets	97,803	102,146
Assets held for sale	2,598	400

Total current assets	648,477	505,807
Drilling and other property and equipment, net of accumulated depreciation	5,432,689	5,726,935
Other assets	117,062	139,135

Total assets	$6,198,228	$6,371,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,301	$30,242
Accrued liabilities	140,233	182,159
Taxes payable	7,436	23,898
Short-term borrowings	—	104,200

Total current liabilities	180,970	340,499
Long-term debt	1,971,852	1,980,884
Deferred tax liability	124,929	197,011
Other liabilities	115,715	103,349

Total liabilities	2,393,466	2,621,743

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 144,084,644 shares issued and 137,227,309 shares outstanding at September 30, 2017; 143,997,757 shares issued and 137,169,663 shares outstanding at December 31, 2016)	1,441	1,440
Additional paid-in capital	2,009,953	2,004,514
Retained earnings	1,996,438	1,946,765
Accumulated other comprehensive (loss) gain	(3)	1
Treasury stock, at cost (6,857,335 and 6,828,094 shares of common stock at September 30, 2017 and December 31, 2016, respectively)	(203,067)	(202,586)

Total stockholders’ equity	3,804,762	3,750,134

Total liabilities and stockholders’ equity	$6,198,228	$6,371,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Contract drilling	$357,683	$339,636	$1,113,410	$1,140,568
Revenues related to reimbursable expenses	8,340	9,542	26,128	67,900

Total revenues	366,023	349,178	1,139,538	1,208,468

Operating expenses:
Contract drilling, excluding depreciation	198,072	186,654	597,812	597,831
Reimbursable expenses	8,220	7,965	25,488	51,283
Depreciation	83,281	86,473	262,492	295,729
General and administrative	17,806	15,237	54,299	48,774
Impairment of assets	—	—	71,268	678,145
Loss (gain) on disposition of assets	63	(1,222)	(2,085)	(2,265)

Total operating expenses	307,442	295,107	1,009,274	1,669,497

Operating income (loss)	58,581	54,071	130,264	(461,029)

Other income (expense):
Interest income	776	150	1,347	592
Interest expense, net of amounts capitalized	(28,562)	(19,032)	(83,409)	(68,704)
Loss on extinguishment of senior notes	(35,366)	—	(35,366)	—
Foreign currency transaction loss	(677)	(712)	(517)	(7,833)
Other, net	1,447	269	1,322	(11,199)

(Loss) income before income tax benefit (expense)	(3,801)	34,746	13,641	(548,173)
Income tax benefit (expense)	14,600	(20,819)	36,646	59,588

Net income (loss)	$10,799	$13,927	$50,287	$(488,585)

Earnings (loss) per share, Basic and Diluted	$0.08	$0.10	$0.37	$(3.56)

Weighted-average shares outstanding:
Shares of common stock	137,227	137,170	137,208	137,167
Dilutive potential shares of common stock	14	84	29	—

Total weighted-average shares outstanding	137,241	137,254	137,237	137,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$10,799	$13,927	$50,287	$(488,585)

Other comprehensive (losses) gains, net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net income (loss)	(1)	—	(4)	(3)

Investments in marketable securities:
Unrealized holding loss	—	(1)	—	(6,559)
Reclassification adjustment for loss included in net income (loss)	—	—	—	11,600

Total other comprehensive (loss) gain	(1)	(1)	(4)	5,038

Comprehensive income (loss)	$10,798	$13,926	$50,283	$(483,547)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income (loss)	$50,287	$(488,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	262,492	295,729
Loss on impairment of assets	71,268	678,145
Loss on extinguishment of senior notes	35,366	—
Gain on disposition of assets	(2,085)	(2,265)
Loss on sale of marketable securities	—	12,146
Deferred tax provision	(73,873)	(114,405)
Stock-based compensation expense	4,806	3,754
Deferred income, net	8,379	(23,381)
Deferred expenses, net	32,701	(1,099)
Other assets, noncurrent	(2,806)	(677)
Other liabilities, noncurrent	(212)	3,021
Other	2,387	1,997
Changes in operating assets and liabilities:
Accounts receivable	(25,743)	131,388
Prepaid expenses and other current assets	(4,831)	3,950
Accounts payable and accrued liabilities	17,787	(32,762)
Taxes payable	(9,288)	25,038

Net cash provided by operating activities	366,635	491,994

Investing activities:
Capital expenditures (including rig construction)	(100,613)	(598,236)
Proceeds from disposition of assets, net of disposal costs	4,017	169,038
Proceeds from sale and maturities of marketable securities	31	4,603

Net cash used in investing activities	(96,565)	(424,595)

Financing activities:
Redemption of senior notes	(500,000)	—
Payment of debt extinguishment costs	(34,395)	—
Proceeds from issuance of senior notes	496,360	—
Debt issuance costs and arrangement fees	(7,226)	—
Net repayment of short-term borrowings	(104,200)	(104,489)
Other	(156)	(609)

Net cash used in financing activities	(149,617)	(105,098)

Net change in cash and cash equivalents	120,453	(37,699)
Cash and cash equivalents, beginning of period	156,233	119,028

Cash and cash equivalents, end of period	$276,686	$81,329

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

As of October 26, 2017, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

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

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost, less accumulated depreciation. Maintenance and routine repairs are charged to income currently while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset are capitalized. During the nine-month period ended September 30, 2017 and the year ended December 31, 2016, we capitalized $33.7 million and $177.6 million, respectively, in replacements and betterments of our drilling fleet. See Note 6.

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

Capitalized Interest

We capitalize interest cost for rig construction or upgrades, as well as other qualifying projects. A reconciliation of our total interest cost to “Interest expense, net of amounts capitalized” as reported in our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Total interest cost, including amortization of debt issuance costs	$28,590	$27,016	$83,440	$83,888
Capitalized interest	(28)	(7,984)	(31)	(15,184)

Total interest expense as reported	$28,562	$19,032	$83,409	$68,704

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

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. ASU 2016-16 amends the guidance in Topic 740 with respect to the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating our historical intra-group transactions for possible impact under the provisions of ASU 2016-16. The guidance in ASU 2016-16 will be applied effective January 1, 2018 using the modified retrospective approach whereby we will record the cumulative effect of applying the new standard as an adjustment to opening retained earnings with an offset to a deferred income tax liability.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires an entity to separate the lease components from the non-lease components in a contract. The lease components are to be accounted for under ASU 2016-02, which, under the guidance, may require recognition of lease assets and lease liabilities by lessees for most leases and derecognition of the leased asset and recognition of a net investment in the lease by the lessor. ASU 2016-02 also provides for additional disclosure requirements for both lessees and lessors. Non-lease components would be accounted for under ASU 2014-09. We have determined that under the new standard, our drilling contracts contain a lease component and therefore we will be required to separately recognize revenues associated with the lease and services components. Additionally, for transactions in which we are considered lessees, we will recognize a lease liability and right of use asset based on our portfolio of leases as of the time of adoption. The guidance of ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption of ASU 2016-02 is permitted. We expect to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach. We are currently reviewing the requirements of the accounting standard with regards to arrangements under which we are either the lessor or lessee, to determine the impact of ASU 2016-02 on our financial position, results of operations, cash flows and disclosures contained in the notes to our condensed consolidated financial statements.

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

2. Impairment of Assets

During the third quarter of 2017, we evaluated six drilling rigs with indicators of impairment. Based on our assumptions and analyses, we determined that the carrying values of these rigs were not impaired. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is delayed, we may be required to recognize additional impairment losses in future periods.

During the second quarter of 2017, we evaluated seven of our drilling rigs with indicators of impairment. Due to the continued deterioration of market fundamentals in the contract drilling industry, as well as newly-available market projections, which indicated that a full market recovery is likely to occur further in the future than had previously been estimated, we determined that the carrying values of one ultra-deepwater and one deepwater semisubmersible rig were impaired (we collectively refer to these two rigs as the 2017 Impaired Rigs).

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

During the second quarter of 2016, we evaluated 15 of our drilling rigs with indicators of impairment. Based on our assumptions and analyses at that time, we determined that the carrying values of eight of these rigs, consisting of three ultra-deepwater, three deepwater and two mid-water semisubmersible rigs, were impaired (we collectively refer to these eight rigs as the 2016 Impaired Rigs). During the second quarter of 2016, we recorded impairment losses of $670.0 million and $8.1 million related to our 2016 Impaired Rigs and related rig spare parts and supplies, respectively.

3. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Trade receivables	$265,476	$236,040
Value added tax receivables	10,425	14,639
Related party receivables	119	149
Other	829	1,659

	276,849	252,487
Allowance for bad debts	(5,459)	(5,459)

Total	$271,390	$247,028

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Rig spare parts and supplies	$30,598	$25,343
Deferred rig start-up costs	52,544	61,488
Prepaid BOP lease	3,873	3,873
Prepaid insurance	3,808	3,771
Prepaid taxes	2,536	2,894
Other	4,444	4,777

Total	$97,803	$102,146

Accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Rig operating expenses	$35,612	$33,732
Payroll and benefits	42,275	45,619
Deferred revenue	8,911	9,522
Accrued capital project/upgrade costs	3,338	60,308
Interest payable	36,813	18,365
Personal injury and other claims	5,160	6,424
Other	8,124	8,189

Total	$140,233	$182,159

Condensed Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Accrued but unpaid capital expenditures at period end	$3,338	$65,286
Common stock withheld for payroll tax obligations (1)	481	181
Cash interest payments (2)	60,253	53,433
Cash income taxes paid, net of (refunds):
Foreign	37,884	33,479
State	94	1

(1)	Represents the cost of 29,241 shares and 7,923 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units in the nine months ended September 30, 2017 and 2016, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our Condensed Consolidated Balance Sheets at September 30, 2017 and 2016.
(2)	Interest payments, net of amounts capitalized, were $60.2 million and $43.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

4. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income (loss) – basic and diluted numerator	$10,799	$13,927	$50,287	$(488,585)

Weighted average shares – basic (denominator):	137,227	137,170	137,208	137,167
Dilutive effect of stock-based awards	14	84	29	—

Weighted average shares including conversions – diluted (denominator)	137,241	137,254	137,237	137,167

Earnings (loss) per share:
Basic	$0.08	$0.10	$0.37	$(3.56)

Diluted	$0.08	$0.10	$0.37	$(3.56)

The following table sets forth the share effects of stock-based awards excluded from our computations of diluted earnings per share, or EPS, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Employee and director:
Stock options	—	6	1	8
Stock appreciation rights	1,297	1,469	1,330	1,519
Restricted stock units	1,061	423	977	687

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base has consisted primarily of major and independent oil and gas companies and government-owned oil companies. Based on our current customer base and the geographic areas in which we operate, we do not believe that we have any significant concentrations of credit risk at September 30, 2017.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury bills and notes. Our Level 1 assets at September 30, 2017 consisted of cash held in money market funds of $242.2 million and time deposits of $20.6 million. Our Level 1 assets at December 31, 2016 consisted of cash held in money market funds of $125.7 million and time deposits of $20.6 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 assets and liabilities may include residential mortgage-backed securities, corporate bonds purchased in a private placement offering and over-the-counter foreign currency forward exchange contracts. Our Level 2 assets at September 30, 2017 and December 31, 2016 consisted solely of residential mortgage-backed securities, which were valued using a model-derived valuation technique based on the quoted closing market prices received from a financial institution. The inputs used in our valuation are obtained from a Bloomberg curve analysis which uses par coupon swap rates to calculate implied forward rates so that projected floating rate cash flows can be calculated. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at September 30, 2017 and December 31, 2016 consisted of nonrecurring measurements of certain of our drilling rigs and associated spare parts and supplies for which we recorded impairment losses in the second quarter of 2017 and during 2016.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the nine-month period ended September 30, 2017 or the year ended December 31, 2016.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to certain of our drilling rigs and related rig spare parts and supplies, which were measured at fair value on a nonrecurring basis, during each of the nine-month periods ended September 30, 2017 and 2016, of $71.3 million and $678.1 million, respectively.

Assets and liabilities measured at fair value are summarized below.

	September 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Nine Months Ended
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$262,887	$—	$—	$262,887
Mortgage-backed securities	—	4	—	4

Total assets	$262,887	$4	$—	$262,891

Nonrecurring fair value measurements:
Assets:
Impaired assets (1)	$—	$—	$2,000	$2,000	$71,268

(1)	Represents the total book value as of September 30, 2017 of one ultra-deepwater rig and one deepwater semisubmersible rig, which were written down to their estimated recoverable amounts during the second quarter of 2017 and were reported as “Drilling and other property and equipment, net of accumulated depreciation,” in our Condensed Consolidated Balance Sheets at September 30, 2017.

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (1)
	(In thousands)
Recurring fair value measurements:
Assets:
Short-term investments	$146,360	$—	$—	$146,360
Mortgage-backed securities	—	35	—	35

Total assets	$146,360	$35	$—	$146,395

Nonrecurring fair value measurements:
Assets:
Impaired assets (2)	$—	$—	$69,153	$69,153	$678,145

(1)	Represents impairment losses of $8.1 million and $670.0 million recognized during the year ended December 31, 2016 related to our rig spare parts and supplies and certain impaired rigs, respectively.
(2)	Represents the total book value as of December 31, 2016 for 11 drilling rigs ($45.5 million) and for rig spare parts and supplies ($23.6 million), which were previously written down to their estimated recoverable amounts. Of the total fair value, $23.6 million, $0.4 million and $45.1 million were reported as “Prepaid expenses and other current assets,” “Assets held for sale” and “Drilling and other property and equipment, net of accumulated depreciation,” respectively, in our Condensed Consolidated Balance Sheets at December 31, 2016.

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

We consider our senior notes to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at September 30, 2017 and December 31, 2016. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date. Fair values and related carrying values of our senior notes are shown below.

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In millions)
5.875% Senior Notes due 2019	$—	$—	$518.6	$499.8
3.45% Senior Notes due 2023	225.0	249.3	215.0	249.3
7.875% Senior Notes due 2025	528.8	496.4	—	—
5.70% Senior Notes due 2039	411.3	497.1	392.5	497.1
4.875% Senior Notes due 2043	562.5	748.9	532.7	748.9

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

See Note 7.

6. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Drilling rigs and equipment	$8,279,491	$8,950,385
Land and buildings	63,309	64,449
Office equipment and other	78,909	73,108

Cost	8,421,709	9,087,942
Less: accumulated depreciation	(2,989,020)	(3,361,007)

Drilling and other property and equipment, net	$5,432,689	$5,726,935

During the nine-month period ended September 30, 2017, we recognized an aggregate impairment loss of $71.3 million related to the 2017 Impaired Rigs. See Notes 1 and 2.

7. Senior Notes

In August 2017, we issued $500.0 million aggregate principal amount of unsecured 7.875% senior notes due 2025, or 2025 Notes, and received net proceeds of $489.1 million after deducting underwriting discounts, commissions and estimated expenses. The 2025 Notes bear interest at 7.875% per year and mature on August 15, 2025. Interest on the 2025 Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2018. We used the net proceeds from the 2025 Notes, together with cash on hand, to fund the redemption of our 5.875% senior notes due 2019, or 2019 Notes.

The 2025 Notes are unsecured obligations of Diamond Offshore Drilling, Inc., and rank equally in right of payment to all of its existing and future senior indebtedness, and are structurally subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem some or all of the 2025 Notes at any time or from time to time, on at least 15 days but not more than 60 days prior written notice, at the applicable redemption price specified in the governing indenture, plus accrued and unpaid interest to, but excluding, the date of redemption. The 2025 Notes contain customary covenants including limitations on liens, mergers, consolidations and certain sales of assets and on entering into sale and lease-back transactions covering a drilling rig or drillship, as specified in the governing indenture.

In August 2017, we redeemed all of our outstanding 2019 Notes for a redemption price of $543.0 million in the aggregate, including accrued and unpaid interest to the date of redemption. We accounted for the redemption as an extinguishment of debt and have reported a corresponding loss of $35.4 million in our Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2017.

At September 30, 2017, our outstanding senior notes were comprised of the following debt issues:

	Principal				Semiannual
	Amount		Interest Rate		Interest Payment
Debt Issue	(In millions)	Maturity Date	Coupon	Effective	Dates
3.45% Senior Notes due 2023	$250.0	November 1, 2023	3.45%	3.50%	May 1 and November 1
7.875% Senior Notes due 2025	$500.0	August 15, 2025	7.875%	8.00%	February 15 and August 15
5.70% Senior Notes due 2039	$500.0	October 15, 2039	5.70%	5.75%	April 15 and October 15
4.875% Senior Notes due 2043	$750.0	November 1, 2043	4.875%	4.89%	May 1 and November 1

At September 30, 2017, the carrying value of our outstanding senior notes, net of unamortized discount and debt issuance costs, was as follows:

September 30, 2017
(In thousands)
3.45% Senior Notes due 2023	$248,090
7.875% Senior Notes due 2025	489,200
5.70% Senior Notes due 2039	492,930
4.875% Senior Notes due 2043	741,632

Total senior notes, net	$1,971,852

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

Patent Litigation. We have been in discussions with Transocean Ltd., or Transocean, an offshore drilling contractor, with regard to United States patents previously owned by Transocean or its affiliates or employees pertaining to certain dual-activity drilling operations. On August 30, 2017, an affiliate of Transocean filed a lawsuit against us and one of our subsidiaries in the United States District Court for the Southern District of Texas, alleging that we infringed the Transocean patents by the unauthorized sale, offer for sale, and importation and use of four of our drilling rigs (Ocean Blackhawk, Ocean BlackHornet, Ocean BlackRhino and Ocean BlackLion). In its lawsuit, Transocean’s affiliate is seeking unspecified monetary damages. The Transocean patents, which expired in May 2016, do not apply to drilling activities outside the United States or to activities that occurred after the expiration of the patents. We are unable to estimate our potential exposure, if any, to this lawsuit at this time but do not believe that our ultimate liability, if any, resulting from this litigation will have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Other Litigation. We have been named in various other claims, lawsuits or threatened actions that are incidental to the ordinary course of our business, including a claim by one of our customers in Brazil, Petróleo Brasileiro S.A., or Petrobras, that it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that it must pay to the Brazilian tax authorities for our applicable portion of withholding taxes related to Petrobras’ charter agreements with its contractors. We intend to defend these matters vigorously; however, litigation is inherently unpredictable, and the ultimate outcome or effect of any claim, lawsuit or action cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of any litigation matter. Any claims against us, whether meritorious or not, could cause us to incur significant costs and expenses and require significant amounts of management and operational time and resources. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NPI Arrangement. We received customer payments measured by a percentage net profits interest under an overriding royalty interest in certain developmental oil-and-gas producing properties, or NPI, which we believe is a real property interest. Our drilling program related to the NPI was completed in 2011, and the balance of the amounts due to us under the NPI was received in 2013. However, in August 2012, the customer that conveyed the NPI to us filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Certain parties (including the debtor) in the bankruptcy proceedings questioned whether our NPI, and certain amounts we received under it after the filing of the bankruptcy, should be included in the debtor’s estate under the bankruptcy proceeding. In 2013, we filed a declaratory judgment action in the bankruptcy court seeking a declaration that our NPI, and payments that we received from it after the filing of the bankruptcy, are not part of the bankruptcy estate. We agreed to a settlement with the company that purchased most of the debtor’s assets (including the debtor’s claims against our NPI) whereby the nature of our NPI will not be challenged by that party and our declaratory judgment action was dismissed. Following the settlement, the bankruptcy was converted to a Chapter 7 liquidation proceeding. Several lienholders who had previously intervened in the declaratory judgment action filed motions in the bankruptcy contending that their liens have priority and seeking disgorgement of $3.25 million of payments made to us after the bankruptcy was filed. We believe that our rights to the payments at issue are superior to these liens, and we filed motions to dismiss the claims. In November 2016, the court dismissed the lienholders’ claims, and the lienholders are appealing the ruling. In addition, the bankruptcy trustee filed counterclaims seeking disgorgement of a total of $30.0 million of pre- and post-bankruptcy payments made to us under the original NPI. The bankruptcy court has dismissed all but one of the trustee’s disgorgement claims, which is limited in amount to $17.0 million. In December 2016, the company that purchased most of the debtor’s assets from bankruptcy also filed for bankruptcy. In October 2017, we reached agreement with the trustee to settle the remaining $17.0 million disgorgement claim for an immaterial amount. The settlement agreement has been submitted to the bankruptcy court for approval. We continue to expect the bankruptcy proceedings to be concluded with no further material impact to us.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2017 our estimated liability for personal injury claims was $31.2 million, of which $4.8 million and $26.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Condensed Consolidated Balance Sheets. At December 31, 2016 our estimated liability for personal injury claims was $32.9 million, of which $6.1 million and $26.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Condensed

Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other. We were contingently liable as of September 30, 2017 in the amount of $21.3 million under certain performance, tax, supersedeas, court and customs bonds and letters of credit. Agreements relating to approximately $15.6 million of tax, supersedeas, court and customs bonds can require collateral at any time. As of September 30, 2017, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. On our behalf, banks have issued letters of credit securing certain of these bonds.

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

Revenues from contract drilling services by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Floaters:
Ultra-Deepwater	$275,859	$217,275	$801,859	$757,338
Deepwater	35,634	66,011	170,482	192,319
Mid-Water	39,616	56,350	124,444	160,716

Total Floaters	351,109	339,636	1,096,785	1,110,373
Jack-ups	6,574	—	16,625	30,195

Total contract drilling revenues	357,683	339,636	1,113,410	1,140,568
Revenues related to reimbursable expenses	8,340	9,542	26,128	67,900

Total revenues	$366,023	$349,178	$1,139,538	$1,208,468

Geographic Areas

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2017, our active drilling rigs were located offshore in five countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
United States	$171,476	$121,895	$481,933	$414,087

International:
South America	58,750	105,614	272,929	333,803
Australia/Asia	80,543	56,688	219,103	169,323
Europe	48,680	63,117	148,948	253,287
Mexico	6,574	1,864	16,625	37,968

Total revenues	$366,023	$349,178	$1,139,538	$1,208,468

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We provide contract drilling services to the energy industry around the globe with a fleet of 19 offshore drilling rigs, excluding five semisubmersible rigs that we plan to retire and scrap in the near future. These retired units, which are currently cold stacked, include the Ocean Baroness, Ocean Alliance, Ocean Vanguard, Ocean Nomad and Ocean Princess. As of the date of this report, our current fleet consists of four drillships, 14 semisubmersibles and one jack-up rig. The Ocean Monarch, which had been in a shipyard for a survey and contract modifications since the first quarter of 2017, began operating under the first of three contracts in Australia late in the second quarter of 2017. In addition to the five rigs to be scrapped, six of our rigs are currently cold stacked, consisting of three ultra-deepwater and three deepwater semisubmersible rigs. See “– Contract Drilling Backlog.”

Market Overview

At the end of the third quarter of 2017, the spot price for Brent crude oil was $57.54 per barrel and had been fluctuating within a general range of $45-$58 per barrel throughout the first nine months of 2017. This day-to-day volatility in oil price is attributable to multiple factors, including fluctuations in the current and expected level of global oil inventories and estimates of global oil demand, production cuts by the Organization of the Petroleum Exporting Countries (which have been extended until the end of the first quarter of 2018) and the impact of hurricanes and tropical storms in the U.S. Gulf of Mexico. In addition, some U.S. shale producers have resumed drilling and production activities due to their ability to quickly and more cheaply bring oil reserves to production and therefore benefit from modestly-improved commodity prices. This has prevented crude oil prices from rising through typical supply and demand economics to a more sustainable level for offshore exploration and development. As a result, capital spending for offshore exploration and development continued to decline in 2017, with annual capital spending estimated by some industry analysts to be up to 20% lower than reduced 2016 capital spending levels. If these market estimates are realized, it would represent three consecutive years of decline in offshore spending.

Some industry analysts have predicted that the downturn is leveling off; however, the offshore drilling market has been slow to recover and is not yet at the recovery stage. Customer inquiries and new tenders have increased during 2017, compared to 2016, but are for offshore drilling opportunities in 2018 and beyond. Competition among offshore drillers remains intense as rig supply exceeds demand, despite the cold stacking and retirement or scrapping of over 100 rigs since 2014. Additionally, based on industry data as of the date of this report, more than 30 floater rigs currently remain on order, with scheduled deliveries from 2017 through 2021. The majority of these rigs are not currently contracted for future work, which further increases competition.

Dayrates continue to be depressed and, in some cases, have been negotiated at break-even or below cost levels in order to enable drilling contractors to recover a portion of operating costs for rigs that would otherwise be uncontracted or cold stacked. Discussions with our customers indicate a preference for “hot” rigs rather than the reactivation of cold-stacked rigs. This preference incentivizes drilling contractors to accept lower rates for the sole purpose of maintaining their rigs in an active state and allowing for at least partial cost recovery. Some industry analysts have predicted that demand for drilling rigs in the offshore market will slowly improve, but utilization growth may not be significant enough to impact dayrates for some time.

As a result of the continued pessimistic outlook for the offshore drilling industry in the near term, certain of our customers, as well as those of our competitors, have attempted to renegotiate or terminate existing drilling contracts. Such renegotiations have included requests to lower the contract dayrate, in some cases in exchange for additional contract term, shorten the term on one contracted rig in exchange for additional term on another rig, terminate a contract in exchange for a lump sum payout and many other possibilities. In addition to the potential for renegotiations, some of our drilling contracts permit the customer to terminate the contract early after specified notice periods, usually resulting in a requirement for the customer to pay a contractually specified termination amount, which may not fully compensate us for the loss of the contract. Some of our customers have also utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts.

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

Contract Drilling Backlog

The following table reflects our contract drilling backlog as of October 1, 2017 (based on information available at that time), January 1, 2017 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2016), and October 1, 2016 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016). Contract drilling backlog as presented below includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

In August 2016, our subsidiary received notice of termination of its drilling contract from Petróleo Brasileiro S.A., or Petrobras, the customer for the Ocean Valor. We do not believe that Petrobras had a valid or lawful basis for terminating the contract and in August 2016, we filed a lawsuit in Brazil, claiming that Petrobras’ purported termination of the contract was unlawful and requested an injunction to prohibit the contract termination. In September 2016, a Brazilian court issued a preliminary injunction, suspending Petrobras’ purported termination of the contract and ordering that the contract remain in effect until the end of the term or further court order. Petrobras appealed the granting of the injunction, but in March 2017, the court ruled against Petrobras’ appeal and upheld the injunction. As a result of the favorable ruling, both the injunction and the Ocean Valor contract remain in effect. Petrobras has filed an appeal of the ruling to the Superior Court of Justice. We intend to continue to defend our rights under the contract, which is estimated to conclude in accordance with its terms in October 2018. However, litigation is inherently unpredictable, and there can be no assurance as to the ultimate outcome of this matter. The rig is currently on standby earning a reduced dayrate.

	October 1, 2017	January 1, 2017	October 1, 2016
	(In thousands)
Contract Drilling Backlog
Ultra-Deepwater Floaters (1)	$2,413,000	$3,215,000	$3,614,000
Deepwater Floaters	86,000	197,000	258,000
Other Rigs (2)	118,000	152,000	210,000

Total	$2,617,000	$3,564,000	$4,082,000

(1)	Contract drilling backlog as of October 1, 2017 for our ultra-deepwater floaters includes $156.8 million for 2017 and 2018 attributable to contracted work for the Ocean Valor under the contract that Petrobras has attempted to terminate, which is currently in effect pursuant to an injunction granted by a Brazilian court.
(2)	Includes contract drilling backlog for our mid-water floaters and jack-up rig.

The following table reflects the amount of our contract drilling backlog by year as of October 1, 2017.

	For the Years Ending December 31,
	Total	2017 (1)	2018	2019	2020
	(In thousands)
Contract Drilling Backlog
Ultra-Deepwater Floaters (2)	$2,413,000	$290,000	$1,109,000	$845,000	$169,000
Deepwater Floaters	86,000	32,000	54,000	—	—
Other Rigs (3)	118,000	13,000	42,000	45,000	18,000

Total	$2,617,000	$335,000	$1,205,000	$890,000	$187,000

(1)	Represents the three-month period beginning October 1, 2017.
(2)	Contract drilling backlog as of October 1, 2017 for our ultra-deepwater floaters includes $37.7 million and $119.2 million for the years 2017 and 2018, respectively, attributable to contracted work for the Ocean Valor under the contract that Petrobras has attempted to terminate, which is currently in effect pursuant to an injunction granted by a Brazilian court.
(3)	Includes contract drilling backlog for our mid-water floaters and jack-up rig.

The following table reflects the percentage of rig days committed by year as of October 1, 2017. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2017 (1)	2018	2019	2020
Rig Days Committed (2)
Ultra-Deepwater Floaters	62%	63%	47%	9%
Deepwater Floaters	33%	16%	—	—
Other Rigs (3)	15%	18%	17%	6%

(1)	Represents the three-month period beginning October 1, 2017.
(2)	As of October 1, 2017, includes approximately 60 and 35 currently known, scheduled shipyard days for contract preparation, mobilization of rigs, surveys and extended maintenance projects for the remainder of 2017 and for the year 2018, respectively.
(3)	Includes committed days for our mid-water floaters and jack-up rig.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. During the remainder of 2017, we expect to spend approximately 60 days for a special survey for the Ocean Patriot after completion of its current contract. In addition, we expect to spend approximately 35 days in 2018 for contract preparation and the mobilization of the Ocean Monarch in connection with a future contract offshore Victoria, Australia. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Capitalization of Interest. We capitalize interest cost for rig construction or upgrades, as well as other qualifying projects, in accordance with accounting principles generally accepted in the U.S. The period of interest capitalization covers the duration of the activities required to make the asset ready for its intended use. The capitalization period ends when the asset is substantially complete and ready for its intended use. During 2016, we ceased capitalizing interest related to the construction of the Ocean GreatWhite and do not currently have any ongoing rig construction projects for which we capitalized interest costs during the first nine months of 2017. At this time, we expect the capitalization of interest costs to be minimal in 2017, relating primarily to qualifying software development projects.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to these policies during the nine months ended September 30, 2017.

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

Key performance indicators by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE-EARNING DAYS (1)
Floaters:
Ultra-Deepwater	678	481	1,867	1,566
Deepwater	183	218	691	618
Mid-Water	123	181	395	543
Jack-ups	88	—	222	149
UTILIZATION (2)
Floaters:
Ultra-Deepwater	61%	48%	57%	52%
Deepwater	33%	34%	42%	32%
Mid-Water	27%	33%	29%	29%
Jack-ups	95%	—	60%	11%
AVERAGE DAILY REVENUE (3)
Floaters:
Ultra-Deepwater	$407,200	$451,800	$429,500	$483,700
Deepwater	194,500	303,000	246,500	311,200
Mid-Water	322,100	311,200	315,000	295,900
Jack-ups	75,000	—	74,900	202,700

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs, but excluding rigs under construction). As of September 30, 2017, our cold-stacked rigs included three ultra-deepwater and three deepwater semisubmersible rigs. In addition, one previously cold-stacked jack-up rig was sold in April 2017.
(3)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in our fleet per revenue-earning day.

Comparative data relating to our revenues and operating expenses by equipment type are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
CONTRACT DRILLING REVENUE
Floaters:
Ultra-Deepwater	$275,859	$217,275	$801,859	$757,338
Deepwater	35,634	66,011	170,482	192,319
Mid-Water	39,616	56,350	124,444	160,716

Total Floaters	351,109	339,636	1,096,785	1,110,373
Jack-ups	6,574	—	16,625	30,195

Total Contract Drilling Revenue	$357,683	$339,636	$1,113,410	$1,140,568

REVENUE RELATED TO REIMBURSABLE EXPENSES	$8,340	$9,542	$26,128	$67,900

CONTRACT DRILLING EXPENSE
Floaters:
Ultra-Deepwater	$139,619	$124,099	$418,153	$375,020
Deepwater	27,139	36,226	91,559	118,511
Mid-Water	17,753	17,634	52,791	67,380

Total Floaters	184,511	177,959	562,503	560,911
Jack-ups	6,197	1,833	18,498	14,764
Other	7,364	6,862	16,811	22,156

Total Contract Drilling Expense	$198,072	$186,654	$597,812	$597,831

REIMBURSABLE EXPENSES	$8,220	$7,965	$25,488	$51,283

OPERATING INCOME (LOSS)
Floaters:
Ultra-Deepwater	$136,240	$93,176	$383,706	$382,318
Deepwater	8,495	29,785	78,923	73,808
Mid-Water	21,863	38,716	71,653	93,336

Total Floaters	166,598	161,677	534,282	549,462
Jack-ups	377	(1,833)	(1,873)	15,431
Other	(7,364)	(6,862)	(16,811)	(22,156)
Reimbursable expenses, net	120	1,577	640	16,617
Depreciation	(83,281)	(86,473)	(262,492)	(295,729)
General and administrative expense	(17,806)	(15,237)	(54,299)	(48,774)
Impairment of assets	—	—	(71,268)	(678,145)
(Loss) gain on disposition of assets	(63)	1,222	2,085	2,265

Total Operating Income (Loss)	$58,581	$54,071	$130,264	$(461,029)

Other income (expense):
Interest income	776	150	1,347	592
Interest expense, net of amounts capitalized	(28,562)	(19,032)	(83,409)	(68,704)
Foreign currency transaction loss	(677)	(712)	(517)	(7,833)
Loss on extinguishment of senior notes	(35,366)	—	(35,366)	—
Other, net	1,447	269	1,322	(11,199)

(Loss) income before income tax benefit	(3,801)	34,746	13,641	(548,173)
Income tax benefit (expense)	14,600	(20,819)	36,646	59,588

NET INCOME (LOSS)	$10,799	$13,927	$50,287	$(488,585)

Overview

Three Months Ended September 30, 2017 and 2016

Operating Income (Loss). Total operating income for the third quarter of 2017 increased $4.5 million, or 8%, compared to the same period of 2016, primarily due to incremental contract drilling revenue of $18.0 million, partially offset by higher contract drilling expense of $11.4 million. Comparing the two quarters, contract drilling revenue increased primarily due to an aggregate 192 incremental revenue-earning days for our rigs ($73.8 million), partially offset by lower overall average daily revenue earned ($55.8 million). The increase in contract drilling expense during the third quarter of 2017 was primarily the result of incremental operating costs for the Ocean GreatWhite ($9.3 million), which began operating during the first quarter of 2017, and the Ocean BlackRhino ($17.1 million) and Ocean Scepter ($4.8 million), both of which operated during the third quarter of 2017, compared to the third quarter of 2016 when they did not operate. The increase in total contract drilling expense for our fleet was partially offset by a net $19.8 million reduction in other rig operating and overhead costs, primarily due to the cold stacking of the Ocean Victory and the sale of six retired rigs subsequent to the third quarter of 2016. In addition, we continue to see favorable results from our cost control measures that were initiated in prior periods.

Interest Expense, Net of Amounts Capitalized. Interest expense increased $9.5 million during the third quarter of 2017 compared to the third quarter of 2016, primarily as a result of the absence of interest capitalized during construction of the Ocean GreatWhite in the 2016 period ($8.0 million). In addition, we incurred incremental interest expense of $1.4 million in the third quarter of 2017 related to the issuance of our 7.875% senior notes due 2025, or 2025 Notes, and redemption of our 5.875% senior notes due 2019, or 2019 Notes, in August 2017.

Loss on Extinguishment of Senior Notes. During the third quarter of 2017, we recorded a $35.4 million loss on extinguishment of our outstanding 2019 Notes.

Income Tax Benefit. We recorded a net income tax benefit of $14.6 million for the third quarter of 2017, compared to net income tax expense of $(20.8) million for the third quarter of 2016. The difference in the amount of income tax benefit (expense) recognized in the 2017 period, compared to the prior year period, was in large part due to the mix of our domestic and international pre-tax earnings and losses, inclusive of the loss on extinguishment of debt recognized in the third quarter of 2017. Income tax expense for the third quarter of 2016 included approximately $6.0 million in expense attributable to return to provision adjustments related to prior period tax returns.

Nine Months Ended September 30, 2017 and 2016

Operating Income (Loss). Total operating income for the first nine months of 2017 increased $591.3 million compared to the same period of 2016, primarily due to a lower impairment loss recognized in the 2017 period ($606.9 million) and reduced depreciation expense ($33.2 million). These favorable variances were partially offset by the unfavorable effect of a $27.2 million decrease in contract drilling revenue during the first nine months of 2017, compared to the same period of 2016, and the absence of $14.6 million in net reimbursable revenue earned by the Ocean Endeavor during the 2016 period. Depreciation expense decreased primarily due to a lower depreciable asset base in the 2017 period, compared to the first nine months of 2016, as a result of asset impairments recognized in 2016 and 2017.

Contract drilling revenue decreased $27.2 million during the first nine months of 2017 compared to the first nine months of 2016, primarily as a result of lower average daily revenue earned by multiple rigs in our fleet, partially offset by the favorable impact of an aggregate 299 incremental revenue-earning days.     Comparing the two nine-month periods, total contract drilling expense for our fleet was flat.

Interest Expense, Net of Amounts Capitalized. Interest expense increased $14.7 million during the first nine months of 2017 compared to the same period of 2016, primarily as a result of the absence of $15.2 million in capitalized interest for construction projects during the 2016 period. The increase in interest expense is also attributable to incremental interest expense of $1.4 million related to the issuance of our 2025 Notes and redemption of our 2019 Notes in August 2017, which was offset by reduced interest expense associated with lower borrowings under our revolving credit agreement ($1.8 million).

Impairment of Assets. During the first nine months of 2017, we recognized an aggregate impairment loss of $71.3 million compared to an aggregate impairment charge of $678.1 million during the first nine months of 2016. See Notes 1 and 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Other, net. During the first nine months of 2016, we sold our investment in privately-placed corporate bonds for a total recognized loss of $12.1 million.

Income Tax Benefit. We recorded a net income tax benefit of $36.6 million and $59.6 million for the nine months ended September 30, 2017 and 2016, respectively. The difference in the amount of income tax benefit recognized in the first nine months of 2017, compared to the prior year period, was primarily due to the mix of our domestic and international pre-tax earnings and losses, inclusive of the impairment losses recognized in 2017 and 2016 and a loss on extinguishment of debt recognized in the 2017 period. Tax benefit for the first nine months of 2017 and 2016 included U.S. tax benefits of $24.9 million and $143.2 million, respectively, related to the impairment of assets in the U.S. tax jurisdiction. Income tax benefit for the nine months ended September 30, 2016 was net of additional tax expense associated with a valuation allowance of $61.1 million recognized during the period for current and prior year tax assets associated with foreign tax credits and return to provision adjustments of approximately $6.0 million.

Contract Drilling Revenue and Expense by Equipment Type

Three Months Ended September 30, 2017 and 2016

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $58.6 million during the third quarter of 2017, compared to the same quarter of 2016, primarily as a result of 197 incremental revenue-earning days ($88.7 million), partially offset by lower average daily revenue earned ($30.1 million). Revenue-earning days increased during the third quarter of 2017, primarily due to incremental revenue-earning days for the Ocean GreatWhite (92 days) and the Ocean BlackRhino (91 days), neither of which was operating under contract during the third quarter of 2016, combined with an aggregate of 14 incremental revenue-earning days for our other ultra-deepwater rigs. Average daily revenue decreased during the third quarter of 2017, compared to the prior year quarter, primarily due to a lower dayrate earned by the Ocean Monarch under a new contract that commenced in the second quarter of 2017.

Contract drilling expense for our ultra-deepwater floaters increased $15.5 million during the third quarter of 2017, compared to the same period in 2016, primarily due to incremental contract drilling expense for the Ocean GreatWhite ($9.3 million) and Ocean BlackRhino ($17.1 million), as well as higher costs associated with the mobilization of rigs ($3.4 million). These incremental costs were partially offset by lower costs for labor and personnel ($3.3 million), repairs and maintenance ($4.4 million), shorebase support and overhead ($3.5 million) and other costs ($3.1 million).

Deepwater Floaters. Revenue and contract drilling expense for our deepwater floaters decreased $30.4 million and $9.1 million, respectively, in the third quarter of 2017 compared to the same quarter in 2016. The reduction in revenue was primarily the result of cold stacking the Ocean Victory in the second quarter of 2017 after completion of its contract in Trinidad ($34.3 million), partially offset by 45 incremental revenue-earning days for the Ocean Valiant during the third quarter of 2017, which operated at a lower average dayrate than in the prior year period ($1.9 million). Contract drilling expense for the third quarter of 2017 also declined, primarily due to reduced costs incurred by the Ocean Victory ($8.6 million).

Mid-Water Floaters. Revenue generated by our mid-water floaters during the third quarter of 2017 decreased $16.7 million compared to the same quarter of 2016, primarily due to the warm stacking of the Ocean Guardian between contracts for much of the third quarter of 2017 ($16.1 million). Contract drilling expense remained flat during the third quarter of 2017, compared to the prior year period.

Jack-ups. The Ocean Scepter, which was cold-stacked throughout the third quarter of 2016, returned to service under a new contract offshore Mexico in early 2017 and generated contract revenue and incurred incremental contract drilling expense of $6.6 million and $4.8 million, respectively, during the third quarter of 2017.

Nine Months Ended September 30, 2017 and 2016

Ultra-Deepwater Floaters. Revenue generated by our ultra-deepwater floaters increased $44.5 million during the first nine months of 2017, compared to the same period of 2016, primarily as a result of 301 incremental revenue-earning days ($145.6 million), partially offset by lower average daily revenue earned ($101.1 million). Revenue-earning days increased primarily due to incremental revenue-earning days for the Ocean GreatWhite (260 days) and the Ocean BlackRhino, which was warm-stacked for much of the prior year period (184 days), and fewer days associated with downtime for repairs (56 days). The increase in 2017 revenue-earning days was partially offset by incremental downtime for the Ocean Monarch, which was in the shipyard for a survey and contract modifications during the first half of 2017 (121 days), and the absence of revenue-earning days for cold-stacked rigs that had worked in the prior year period (78 days). Average daily revenue decreased during the 2017 period, primarily due to the absence of $40.0 million in demobilization revenue recognized in 2016 for the Ocean Endeavor, combined with the effect of lower dayrates earned under new contracts for both the Ocean Monarch and Ocean BlackRhino.

Contract drilling expense for our ultra-deepwater floaters increased $43.1 million during the first nine months of 2017, compared to the same period of 2016, primarily due to incremental costs associated with the Pressure Control by the Hour® program on our drillships ($24.8 million) and incremental contract drilling expense for the Ocean GreatWhite ($31.4 million). These incremental costs for our ultra-deepwater floaters were partially offset by a net $13.1 million decrease in contract drilling expense during the first nine months of 2017, compared to the prior year period, primarily due to lower expenses for our cold-stacked rigs ($14.3 million).

Deepwater Floaters. Revenue generated by our deepwater floaters decreased $21.8 million in the first nine months of 2017, compared to the same period in 2016, primarily due to a reduction in average daily revenue earned ($44.7 million), partially offset by the effect of 73 incremental revenue-earning days ($22.9 million). Average daily revenue decreased during the first nine months of 2017 primarily as a result of a lower dayrate being earned by the Ocean Valiant under its current contract in the North Sea that commenced in the fourth quarter of 2016. Revenue-earning days increased primarily due to 180 incremental days for our active deepwater floaters, partially offset by 107 fewer days for the cold-stacked Ocean Victory, which had been under contract during the 2016 period.

Contract drilling expense for our deepwater floaters decreased $27.0 million during the first nine months of 2017, compared to the 2016 period, primarily due to a net reduction in costs associated with labor and personnel ($8.7 million), maintenance and repairs ($9.2 million), equipment rental ($2.3 million), freight ($1.2 million) and other rig operating and overhead costs ($5.6 million) attributable to various factors, including the cold stacking of rigs and implementation of cost control measures for our working rigs and shorebase operations in 2016.

Mid-Water Floaters. Revenue and contract drilling expense for our mid-water floaters decreased $36.3 million and $14.6 million, respectively, during the first nine months of 2017 compared to the same period of 2016. The decrease in revenue reflected 148 fewer revenue-earning days ($43.8 million), partially offset by an increase in average daily revenue earned ($7.5 million). The decrease in revenue-earning days primarily related to the completion of the final contract for the Ocean Ambassador in March 2016 prior to the rig being sold (78 days) and fewer days for the Ocean Guardian, which was warm stacked between contracts for much of the 2017 period (75 days). Only two of our mid-water floaters operated during both periods, while the remainder of our mid-water fleet remained cold stacked or was sold during 2016. The decrease in contract drilling expense was primarily due to reduced costs related to the Ocean Ambassador ($8.5 million), and a reduction in labor and personnel ($4.2 million) and other costs ($1.9 million) for the remainder of the fleet.

Jack-ups. Contract drilling revenue attributable to our current and previously-owned jack-up rigs decreased $13.6 million during the first nine months of 2017, compared to the same period in 2016. The Ocean Scepter, which had been idle since completion of its former contract offshore Mexico in 2016, commenced operations offshore Mexico in early 2017 at a lower dayrate than previously earned, and resulted in an $8.6 million reduction in contract drilling revenue, compared to the prior year period. In addition, we recognized $4.9 million in loss-of-hire insurance proceeds during the first nine months of 2016. Contract drilling expense for our jack-up rigs increased $3.7 million during the first nine months of 2017, compared to the 2016 period, primarily due to higher costs incurred by the Ocean Scepter for labor and personnel ($2.7 million) and repairs ($2.6 million), partially offset by reduced costs associated with sold rigs ($1.6 million).

Liquidity and Capital Resources

We principally rely on our cash flows from operations and cash reserves to meet our liquidity needs. We may also utilize borrowings under our $1.5 billion syndicated revolving credit agreement, or Credit Agreement. See “ – Credit Agreement.”

Based on our cash available for current operations and contractual backlog of $2.6 billion as of October 1, 2017, of which $0.3 billion is expected to be realized during the remainder of 2017, we believe future capital spending and debt service requirements will be funded from our cash and cash equivalents, future operating cash flows and borrowings under our Credit Agreement, as needed. See “– Sources and Uses of Cash – Capital Expenditures.”

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

To the extent available, we expect to utilize the operating cash flows generated by and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. At September 30, 2017 and December 31, 2016, we had cash available for current operations, including cash reserves of DFAC, as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$276,686	$156,233
Marketable securities	4	35

Total cash available for current operations	$276,690	$156,268

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

We pay dividends at the discretion of our Board of Directors, or Board, and any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board considers relevant at that time. We did not pay any dividends in 2016 or during the first nine months of 2017.

Depending on market and other conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not purchase any shares of our outstanding common stock during the nine-month periods ended September 30, 2017 and 2016.

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

Sources and Uses of Cash

During the nine-month period ended September 30, 2017, our primary sources of cash were an aggregate $489.1 million in net proceeds from the issuance of our 2025 Notes, $366.6 million generated by operating activities and $4.0 million from the disposition of assets. Cash usage during the same period was primarily $534.4 million for the redemption of our 2019 Notes, $104.2 million for the net repayment of borrowings under our Credit Agreement and capital expenditures aggregating $100.6 million. See “– Senior Notes.”

Our cash flow from operations and capital expenditures for the nine-month periods ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flow from operations	$366,635	$491,994
Cash capital expenditures:
Construction of ultra-deepwater floater	$—	$477,749
Rig equipment and replacement programs	100,613	120,487

Total capital expenditures	$100,613	$598,236

Cash Flow from Operations. Cash flow from operations decreased $125.4 million during the first nine months of 2017, compared to the first nine months of 2016, primarily due to lower cash receipts for contract drilling services ($193.3 million), partially offset by a net decrease in cash payments for contract drilling expenses, including personnel-related, repairs and maintenance and overheads ($72.4 million). The decline in both cash receipts and cash payments related to the performance of contract drilling services reflects continuing depressed market conditions in the offshore drilling industry, as well as positive results of our continuing focus on controlling costs.

Capital Expenditures. As of the date of this report, we expect total capital expenditures for 2017 to aggregate approximately $125.0 million for our ongoing capital maintenance and replacement programs.

We had no other purchase obligations for major rig upgrades at September 30, 2017.

Other Obligations. As of September 30, 2017, the total net unrecognized tax benefits related to uncertain tax positions was $65.0 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Credit Agreement

At September 30, 2017, we had no borrowings outstanding under our Credit Agreement, and were in compliance with all covenants thereunder. As of October 26, 2017, we had $1.5 billion available under our Credit Agreement to provide liquidity for our payment obligations.

Senior Notes

In August 2017, we issued $500.0 million aggregate principal amount of unsecured 2025 Notes and received net proceeds of $489.1 million after deducting underwriting discounts, commissions and estimated expenses. The 2025 Notes bear interest at 7.875% per year and mature on August 15, 2025. Interest on the 2025 Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2018.

We used the net proceeds from the 2025 Notes, together with cash on hand, to fund the redemption of our 5.875% senior notes due 2019. See Note 7 “Senior Notes” to our unaudited condensed consolidated financial statements included in Item 1 of Part 1 of this report.

Credit Ratings

On October 18, 2017, S&P Global Ratings, or S&P, downgraded our corporate credit rating to B+ from BB-; our outlook by S&P remains negative. On July 28, 2017, Moody’s Investor Services downgraded our corporate credit rating to Ba3 with a negative outlook from Ba2 with a stable outlook. Market conditions and other factors, many of which are outside of our control, could cause our credit ratings to be lowered. Any downgrade in our credit ratings could adversely impact our cost of issuing additional debt and the amount of additional debt that we could issue, and could further restrict our access to capital markets and our ability to raise funds by issuing additional debt. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

Other Commercial Commitments - Letters of Credit

We were contingently liable as of September 30, 2017 in the amount of $21.3 million under certain performance, tax, supersedeas, bid and customs bonds and letters of credit. Agreements relating to approximately $15.6 million of tax, supersedeas, court and customs bonds can require collateral at any time. As of September 30, 2017, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration.

		For the Years Ending December 31,
	Total	2017	2018
	(In thousands)
Other Commercial Commitments
Performance bonds	$1,000	$—	$1,000
Supersedeas bond	9,189	9,189	—
Tax bond	5,852	—	5,852
Bid bond	3,200	—	3,200
Other	2,040	1,310	730

Total obligations	$21,281	$10,499	$10,782

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

The risks and uncertainties referenced above are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission include additional factors that could adversely affect our business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based. In addition, in certain places in this report, we may refer to reports published by third parties that purport to describe trends or developments in energy production or drilling and exploration activity. While we believe that each of these reports is reliable, we have not independently verified the information included in such reports. We specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2017. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Information related to certain legal proceedings is included in Note 8 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

ITEM 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of certain material risk factors facing our company. No material changes have been made to such risk factors as of September 30, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended September 30, 2017, in connection with the vesting of restricted stock units held by our officers and certain of our employees, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	1,173	$10.83	N/A	N/A
August 1, 2017 through August 31, 2017	—	—	N/A	N/A
September 1, 2017 through September 30, 2017	—	—	N/A	N/A

Total	1,173	$10.83	N/A	N/A

In July 2017, 318 shares of our common stock that we had acquired in April 2017 in satisfaction of tax withholding obligations related to the vesting of restricted stock units, which were included in the shares we reported in Item 2 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, were released to an employee due to an adjustment in the employee’s tax withholdings.

ITEM 6.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

4.1	Indenture, dated as of February 4, 1997, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon which was previously known as The Bank of New York) (as successor under the Base Indenture to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 1-13926).

4.2	Ninth Supplemental Indenture, dated as of August 15, 2017, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 16, 2017).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date October 30, 2017	By:	/s/ Kelly Youngblood
Kelly Youngblood
Senior Vice President and Chief Financial Officer

Date October 30, 2017		/s/ Beth G. Gordon
Beth G. Gordon
Vice President and Controller (Chief Accounting Officer)