Form 10-Q
period 2018-03-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2018-04-30
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 26, 2018 Common stock, $0.01 par value per share 137,428,272 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$429,684	$376,037
Accounts receivable, net of allowance for bad debts	199,615	256,730
Prepaid expenses and other current assets	155,630	157,625
Assets held for sale	95,040	96,261

Total current assets	879,969	886,653
Drilling and other property and equipment, net of accumulated depreciation	5,221,709	5,261,641
Other assets	91,405	102,276

Total assets	$6,193,083	$6,250,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,719	$38,755
Accrued liabilities	139,118	154,655
Taxes payable	22,189	29,878

Total current liabilities	195,026	223,288
Long-term debt	1,972,638	1,972,225
Deferred tax liability	135,745	167,299
Other liabilities	110,042	113,497

Total liabilities	2,413,451	2,476,309

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 144,249,563 shares issued and 137,342,971 shares outstanding at March 31, 2018; 144,085,292 shares issued and 137,227,782 shares outstanding at December 31, 2017)	1,442	1,441
Additional paid-in capital	2,012,993	2,011,397
Retained earnings	1,969,006	1,964,497
Accumulated other comprehensive loss	(7)	(5)
Treasury stock, at cost (6,906,592 and 6,857,510 shares of common stock at March 31, 2018 and December 31, 2017, respectively)	(203,802)	(203,069)

Total stockholders’ equity	3,779,632	3,774,261

Total liabilities and stockholders’ equity	$6,193,083	$6,250,570

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Contract drilling	$287,926	$363,557
Revenues related to reimbursable expenses	7,584	10,669

Total revenues	295,510	374,226

Operating expenses:
Contract drilling, excluding depreciation	184,689	203,523
Reimbursable expenses	7,470	10,478
Depreciation	81,825	93,229
General and administrative	18,513	17,483
Restructuring and separation costs	3,011	—
Gain on disposition of assets	(510)	(1,346)

Total operating expenses	294,998	323,367

Operating income	512	50,859

Other income (expense):
Interest income	1,637	175
Interest expense, net of amounts capitalized	(28,318)	(27,596)
Foreign currency transaction gain (loss)	447	1,087
Other, net	580	(63)

(Loss) income before income tax benefit (expense)	(25,142)	24,462
Income tax benefit (expense)	44,463	(923)

Net income.	$19,321	$23,539

Earnings per share, Basic and Diluted	$0.14	$0.17

Weighted-average shares outstanding:
Shares of common stock	137,294	137,173
Dilutive potential shares of common stock	201	77

Total weighted-average shares outstanding	137,495	137,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$19,321	$23,539

Other comprehensive losses, net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net income	(2)	(2)

Total other comprehensive loss	(2)	(2)

Comprehensive income	$19,319	$23,537

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$19,321	$23,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,825	93,229
Restructuring and separation costs	1,915	—
Gain on disposition of assets	(510)	(1,346)
Deferred tax provision	(49,089)	(5,988)
Stock-based compensation expense	1,597	434
Contract liabilities, net	(500)	14,726
Contract assets, net	611	—
Deferred contract costs, net	10,827	4,187
Other assets, noncurrent	228	(1,613)
Other liabilities, noncurrent	(1,811)	1,216
Other	1,267	(237)
Changes in operating assets and liabilities:
Accounts receivable	56,962	(39,380)
Prepaid expenses and other current assets	2,381	(2,402)
Accounts payable and accrued liabilities	(36,542)	23,490
Taxes payable	(4,713)	(11,179)

Net cash provided by operating activities	83,769	98,676

Investing activities:
Capital expenditures	(31,483)	(29,487)
Proceeds from disposition of assets, net of disposal costs	1,427	2,097
Other	—	11

Net cash used in investing activities	(30,056)	(27,379)

Financing activities:
Net repayment of short-term borrowings	—	(104,200)
Other	(66)	(14)

Net cash used in financing activities	(66)	(104,214)

Net change in cash and cash equivalents	53,647	(32,917)
Cash and cash equivalents, beginning of period	376,037	156,233

Cash and cash equivalents, end of period	$429,684	$123,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-13926).

As of April 26, 2018, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Changes in Accounting Principles

Revenue Recognition. In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

We adopted ASU 2014-09 and its related amendments, or collectively Topic 606, effective January 1, 2018 using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues.

Our adoption of ASU 2014-09 represents a change in accounting principle and therefore, we have recorded the cumulative effect of adopting Topic 606 as an increase to opening retained earnings on January 1, 2018. This adjustment represents an accrual for the earned portion of demobilization revenue expected to be received for contracts not completed as of December 31, 2017, which was not recordable under previous revenue recognition guidance until completion of the demobilization activities. See Note 2.

Income Taxes. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. ASU 2016-16 amends the guidance in Topic 740 with respect to the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. We have evaluated our historical intra-group transactions for impact under the provisions of ASU 2016-16 and have adopted the guidance thereof effective January 1, 2018 using the modified retrospective approach. We have recorded the $17.4 million cumulative effect of applying the new standard as a decrease to opening retained earnings with an offset to deferred income tax liability. See Note 9.

The aggregate impact of the changes in accounting principles, as discussed above, to our unaudited Condensed Consolidated Balance Sheet on January 1, 2018 was as follows (in thousands):

	Retained Earnings	Prepaid Expenses and Other Current Assets	Other Assets	Deferred Tax Liability
Balance as of January 1, 2018 before adoption	$1,964,497	$157,625	$102,276	$167,299
Adjustments for adoption of:
Topic 606	2,590	611	2,107	128
ASU 2016-16	(17,401)	—	—	17,401

Balance as of January 1, 2018 after adoption	$1,949,686	$158,236	$104,383	$184,828

Other Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02. ASU 2018-02 provides for entities to make a one-time election to reclassify the income tax effects of the Tax Cuts and Jobs Act enacted in December 2017, or Tax Reform Act, on items within accumulated other comprehensive income to retained earnings. The guidance of ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption of ASU 2018-02 is permitted. We have early adopted ASU 2018-02 and have reclassified the effect of the change in the U.S. federal corporate income tax rate on deferred tax-related items remaining in accumulated other comprehensive loss. The impact of adoption of ASU 2018-02 was not significant.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 provides specific guidance on eight cash flow classification issues not specifically addressed by GAAP: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The adoption of ASU 2016-15 did not have a significant impact on the presentation of cash receipts and cash payments within our condensed consolidated statements of cash flows.

Recent Accounting Pronouncements Not Yet Adopted

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

2. Revenue from Contracts with Customers

The activities that primarily drive the revenue earned from our drilling contracts include (i) providing a drilling rig and the crew and supplies necessary to operate the rig, (ii) mobilizing and demobilizing the rig to and from the drill site, and (iii) performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue and reimbursement revenue. We account for these integrated services provided within our drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which we provide drilling services.

Consideration for activities that are not distinct within the context of our contracts and do not correspond to a distinct time increment within the contract term are allocated across the single performance obligation and recognized ratably as time elapses over the initial term of the contract (which is the period we estimate to be benefited from the corresponding activities and generally ranges from two to 60 months). Consideration for activities that correspond to a distinct time increment within the contract term is recognized in the period when the services are performed. The total transaction price is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. See below for further discussion regarding the allocation of the transaction price to the remaining performance obligations.

The amount estimated for variable consideration may be constrained (reduced) and is only included in the transaction price to the extent that it is probable that a significant reversal of previously recognized revenue will not occur throughout the term of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside of our control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Dayrate Drilling Revenue. Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given hour.

Mobilization/Demobilization Revenue. We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization and demobilization of our rigs. These activities are not considered to be distinct within the context of the contract and therefore, the associated revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract. We record a contract liability for mobilization fees received, which is amortized ratably to contract drilling revenue as services are rendered over the initial term of the related drilling contract. Demobilization revenue expected to be received upon contract completion is estimated as part of the overall transaction price at contract inception and recognized in earnings ratably over the initial term of the contract with an offset to an accretive contract asset.

In some contracts, there is uncertainty as to the likelihood and amount of expected demobilization revenue to be received. For example, contractual provisions may require that a rig demobilize a certain distance before the demobilization revenue is payable or the amount may vary dependent upon whether or not the rig has additional contracted work within a certain distance from the wellsite. Therefore, the estimate for such revenue may be constrained, as described above, depending on the facts and circumstances pertaining to the specific contract. We assess the likelihood of receiving such revenue based on past experience and knowledge of the market conditions.

Contract Preparation Revenue. Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements. At times, we may be compensated by the customer for such work (on either a fixed lump-sum or variable dayrate basis). These activities are not considered to be distinct within the context of the contract. We record a contract liability for contract preparation fees received, which is amortized ratably to contract drilling revenue over the initial term of the related drilling contract.

Capital Modification Revenue. From time to time, we may receive fees from our customers for capital improvements or upgrades to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis). The activities related to these capital modifications are not considered to be distinct within the context of our contracts. We record a contract liability for such fees and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract.

Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof are highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is fully constrained and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations. Such amounts are recognized ratably over the period within the contract term during which the corresponding goods and services are to be consumed.

Contract Balances

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days. Contract asset balances consist of demobilization revenue that we expect to receive and is recognized ratably throughout the contract term, but invoiced upon completion of the demobilization activities. Once the demobilization revenue is invoiced, the corresponding contract asset is transferred to accounts receivable. Contract liabilities include payments received for mobilization as well as rig preparation and upgrade activities which are allocated to the overall performance obligation and recognized ratably over the initial term of the contract.

Contract balances are netted at a contract level, such that deferred revenue for mobilization, contract preparation and capital modifications (contract liabilities) is netted with any accrued demobilization revenue (contract asset) for each applicable contract.

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	March 31, 2018	January 1, 2018
Trade receivables	$190,341	$256,730
Current contract assets (1)	—	611
Noncurrent contract assets (1)	2,107	2,107
Current contract liabilities (deferred revenue) (1)	(13,032)	(11,371)
Noncurrent contract liabilities (deferred revenue) (1)	(6,811)	(8,972)

(1)	Contract assets and contract liabilities may reflect balances that have been netted together on a contract basis. Net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, and net noncurrent contract asset and liability balances are included in “Other assets” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheet as of March 31, 2018.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract Balances
Contract assets at January 1, 2018	$2,718
Contract liabilities at January 1, 2018	(20,343)

Net balance at January 1, 2018	(17,625)
Decrease due to amortization of revenue that was included in the beginning contract liability balance	4,939
Increase due to cash received, excluding amounts recognized as revenue during the period	(5,239)
Increase due to revenue recognized during the period but contingent on future performance	662
Decrease due to transfer to receivables during the period	(611)
Adjustments	138

Net balance at March 31, 2018	$(17,736)

Contract assets at March 31, 2018	$2,107
Contract liabilities at March 31, 2018	(19,843)

Deferred Contract Costs

Certain direct and incremental costs incurred for upfront preparation, initial mobilization and modifications of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources that will be used in satisfying our performance obligations in the future and are expected to be recovered. Such costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such deferred contract costs in the amount of $53.1 million and $42.0 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively in our unaudited Condensed Consolidated Balance Sheet at March 31, 2018. During the three months ended March 31, 2018, the amount of amortization of such costs was $12.9 million and there was no impairment loss in relation to capitalized costs.

Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as drilling and other property and equipment and depreciated over the estimated useful life of the improvement.

Transaction Price Allocated Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2018 (in thousands):

	For the Years Ending December 31,
	2018 (1)	2019	2020	Total
Mobilization and contract preparation revenue	$11,997	$9,921	$1,433	$23,351
Capital modification revenue	7,726	8,743	1,050	17,519
Demobilization revenue	3,122	—	—	3,122

Total	$22,845	$18,664	$2,483	$43,992

(1)	Represents the nine-month period beginning April 1, 2018.

The revenue included above consists of expected fixed mobilization, demobilization, and upgrade revenue for both wholly and partially unsatisfied performance obligations as well as expected variable mobilization, demobilization, and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in ASC 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

Impact of Topic 606 on Financial Statement Line Items

Our revenue recognition pattern under Topic 606 is similar to revenue recognition under the previous guidance, except for the recognition of demobilization revenue. Such revenue, which was recognized upon completion of a contract under the previous guidance, is now estimated at contract inception and recognized ratably as contract drilling revenue over the term of the contract with an offset to a contract asset under Topic 606.

The following tables summarize the impacts of adopting Topic 606 on our selected unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows information, as of and for the three months ended March 31, 2018 (in thousands, except per share data):

	March 31, 2018
	Balances as reported	Adjustments	Balances without adoption of Topic 606
Unaudited Condensed Consolidated Balance Sheets
Other assets	$91,405	$(2,107)	$89,298
Accrued liabilities	139,118	662	139,780
Deferred tax liability	135,745	(138)	135,607
Retained earnings	1,969,006	(2,631)	1,966,375

Unaudited Condensed Consolidated Statements of Operations
Contract drilling revenue	$287,926	$(51)	$287,875
Income tax benefit	44,463	10	44,473
Earnings per share, Basic and Diluted	0.14	—	0.14

Unaudited Condensed Consolidated Statements of Cash Flows
Cash flow from operating activities:
Net income	$19,321	$(41)	$19,280
Adjustments to reconcile net income to net cash
Deferred tax provision	(49,089)	(10)	(49,099)
Contract liabilities	(500)	662	162
Contract assets	611	(611)	—

3. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Trade receivables	$190,341	$247,453
Value added tax receivables	14,250	14,067
Related party receivables	126	205
Other	357	464

	205,074	262,189
Allowance for bad debts	(5,459)	(5,459)

Total	$199,615	$256,730

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Rig spare parts and supplies	$26,070	$28,383
Deferred contract costs	53,117	51,297
Prepaid BOP lease	3,801	3,873
Prepaid insurance	1,883	3,091
Prepaid taxes	65,591	67,212
Other	5,168	3,769

Total	$155,630	$157,625

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Rig operating expenses	$27,942	$48,894
Payroll and benefits	33,507	46,560
Deferred revenue	13,032	11,371
Accrued capital project/upgrade costs	14,104	3,698
Interest payable	36,813	28,234
Personal injury and other claims	5,743	5,699
Other	7,977	10,199

Total	$139,118	$154,655

Includes $1.9 million and $13.6 million in accrued costs at March 31, 2018 and December 31, 2017, respectively, related to a restructuring plan that was implemented in late 2017. See Note 8.

Condensed Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Accrued but unpaid capital expenditures at period end	$14,104	$13,853
Common stock withheld for payroll tax obligations (1)	733	131
Cash interest payments	19,688	65
Cash income taxes paid, net of (refunds):
Foreign	2,033	13,973
State	2	(1)

(1)	Represents the cost of 49,082 shares and 7,922 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units in the three months ended March 31, 2018 and 2017, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and 2017.

4. Earnings Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income – basic and diluted numerator	$19,321	$23,539

Weighted average shares – basic (denominator):	137,294	137,173
Dilutive effect of stock-based awards	201	77

Weighted average shares including conversions – diluted (denominator)	137,495	137,250

Earnings per share:
Basic	$0.14	$0.17

Diluted	$0.14	$0.17

The following table sets forth the share effects of stock-based awards excluded from the computations of diluted earnings per share, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee and director:
Stock options	—	2
Stock appreciation rights	1,237	1,409
Restricted stock units	623	425

5. Financial Instruments and Fair Value Disclosures

Financial instruments that potentially subject us to significant concentrations of credit or market risk consist primarily of periodic temporary investments of excess cash, trade accounts receivable and investments in debt securities. We generally place our excess cash investments in U.S. Treasury bills and notes and U.S. government-backed short-term money market instruments through several financial institutions. We periodically evaluate the relative credit standing of these financial institutions as part of our investment strategy.

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base has consisted primarily of major and independent oil and gas companies and government-owned oil companies. Based on our current customer base and the geographic areas in which we operate, we do not believe that we have any significant concentrations of credit risk at March 31, 2018.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury bills and notes. Our Level 1 assets at March 31, 2018 consisted of cash held in money market funds of $388.3 million and time deposits of $20.9 million. Our Level 1 assets at December 31, 2017 consisted of cash held in money market funds of $337.1 million and time deposits of $20.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. We had no Level 2 assets or liabilities as of March 31, 2018 or December 31, 2017.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at December 31, 2017 consisted of nonrecurring measurements of certain of our drilling rigs for which we recorded impairment losses during 2017. We had no Level 3 assets or liabilities as of March 31, 2018.

Market conditions could cause an instrument to be reclassified among Levels 1, 2 and 3. Our policy regarding fair value measurements of financial instruments transferred into and out of levels is to reflect the transfers as having occurred at the beginning of the reporting period. There were no transfers between fair value levels during the three-month period ended March 31, 2018 or the year ended December 31, 2017.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to certain of our drilling rigs, which were measured at fair value on a nonrecurring basis, during the year ended December 31, 2017 of $99.3 million.

Assets and liabilities measured at fair value are summarized below (in thousands).

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Recurring fair value measurements:
Assets:
Short-term investments	$409,215	$—	$—	$409,215

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (1)
Recurring fair value measurements:
Assets:
Short-term investments	$358,019	$—	$—	$358,019

Nonrecurring fair value measurements:
Assets:
Impaired assets (2)	$—	$—	$97,261	$97,261	$99,313

(1)	Represents impairment losses of $71.3 million and $28.0 million recognized during the second and fourth quarters of 2017, respectively, related to three drilling rigs whose carrying values were impaired.
(2)	Represents the total book value as of December 31, 2017 of two floaters, which were written down to their estimated fair values during the second quarter of 2017, and one jack-up rig, which was written down to its estimated fair value during the fourth quarter of 2017. Of the total fair value, $96.3 million and $1.0 million were reported as “Assets held for sale” and “Drilling and other property and equipment, net of accumulated depreciation,” respectively, in our Consolidated Balance Sheet at December 31, 2017.

We believe that the carrying amounts of our other financial assets and liabilities (excluding long-term debt), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•	Cash and cash equivalents — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Accounts receivable and accounts payable — The carrying amounts approximate fair value based on the nature of the instruments.

We consider our senior notes to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at March 31, 2018 and December 31, 2017. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date. Fair values and related carrying values of our senior notes are shown below (in millions).

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$222.5	$249.4	$223.1	$249.4
7.875% Senior Notes due 2025	501.3	496.5	523.1	496.5
5.70% Senior Notes due 2039	395.0	497.2	405.0	497.2
4.875% Senior Notes due 2043	536.3	748.9	547.5	748.9

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

6. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Drilling rigs and equipment	$8,010,072	$7,971,406
Land and buildings	63,379	63,309
Office equipment and other	85,599	82,691

Cost	8,159,050	8,117,406
Less: accumulated depreciation	(2,937,341)	(2,855,765)

Drilling and other property and equipment, net	$5,221,709	$5,261,641

7. Commitments and Contingencies

Various claims have been filed against us in the ordinary course of business, including claims by offshore workers alleging personal injuries. With respect to each claim or exposure, we have made an assessment, in accordance with GAAP, of the probability that the resolution of the matter would ultimately result in a loss. When we determine that an unfavorable resolution of a matter is probable and such amount of loss can be reasonably estimated, we record a liability for the amount of the reasonably estimated loss at the time that both of these criteria are met. Our management believes that we have recorded adequate accruals for any liabilities that may reasonably be expected to result from these claims.

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

Personal Injury Claims. Under our current insurance policies, which will renew on May 1, 2018, our deductibles for marine liability insurance coverage with respect to personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, which primarily result from Jones Act liability in the U.S. Gulf of Mexico, are $10.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. Our deductibles for personal injury claims arising due to named windstorms in the U.S. Gulf of Mexico are $25.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $25.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2018 our estimated liability for personal injury claims was $29.4 million, of which $5.1 million and $24.3 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2017 our estimated liability for personal injury claims was $30.9 million, of which $5.2 million and $25.7 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other. We were contingently liable as of March 31, 2018 in the amount of $20.9 million under certain performance, tax, supersedeas, bid and customs bonds and letters of credit. Agreements relating to approximately $15.2 million of tax, supersedeas, and customs bonds can require collateral at any time. As of March 31, 2018, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds.

8. Restructuring and Separation Costs

In late 2017, our management approved and initiated a plan to restructure our worldwide operations, which also included a reduction in workforce at our corporate facilities and onshore bases, which we refer to as the 2017 Reduction Plan. During the three months ended March 31, 2018, we incurred and paid an additional $3.0 million in severance and related costs to redundant employees identified in early 2018. As of March 31, 2018, accrued costs associated with the 2017 Reduction Plan were $1.9 million, primarily related to severance payments to former employees, which are payable over a two-year period.

9. Income Taxes

Effective January 1, 2018, we adopted ASU 2016-16, which required us to record the income tax consequences of two historical intra-entity transfers of rigs, for which previous accounting guidance precluded us from recognizing such income tax effects. We adopted the new accounting guidance using the modified retrospective approach, whereby we recorded the $17.4 million cumulative effect of applying the new standard as an adjustment to opening retained earnings with an offset to a deferred income tax liability. See Note 1.

Additionally, in response to our interpretation of the Tax Reform Act, which was signed into law in late December 2017, we recorded a provisional net tax expense of $1.1 million during the fourth quarter of 2017, which included a charge relating to the one-time mandatory repatriation of previously deferred earnings of certain non-US subsidiaries that are owned either wholly or partially by our U.S. subsidiaries, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes. Due to the timing of the enactment of the Tax Reform Act, there has been and continues to be a significant amount of uncertainty as to the appropriate application of a number of the underlying provisions, pending further guidance and clarification from the relevant authorities. In 2018, the U.S. Department of the Treasury and Internal Revenue Service issued additional guidance which we believe clarified certain of our tax positions taken in 2017 and, consequently, we reversed a $43.3 million liability for an uncertain tax position related to the toll charge in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, or SAB 118. SAB 118 allowed companies to report the income tax effects of the Tax Reform Act as a provisional amount based on a reasonable estimate, subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis under Topic 740 is complete.

We are still in the process of evaluating our estimate as it relates to the tax effect of (i) the mandatory, deemed repatriation aspect of the Tax Reform Act, (ii) the amount of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21% and (iii) the ability to more likely than not realize the benefit of deferred tax assets, including net operating losses and foreign tax credits. We will continue to monitor developments in these areas and adjust our estimates throughout 2018, as and if necessary, as additional guidance and clarification becomes available.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2018, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

The following table provides information about disaggregated revenue by equipment-type and primary geographical market (in thousands):

	Three Months Ended March 31, 2018
	Floater Rigs	Jack-up Rigs (1)	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$159,674	$4,765	$164,439	$2,137	$166,576
South America	54,268	—	54,268	1	54,269
Europe	11,392	—	11,392	1,378	12,770
Australia/Asia	57,827	—	57,827	4,068	61,895

Total	$283,161	$4,765	$287,926	$7,584	$295,510

(1)	Loss of hire insurance proceeds related to early contract terminations for two jack-up rigs that previously worked in Mexico.

	Three Months Ended March 31, 2017
	Floater Rigs	Jack-up Rigs	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$135,600	$—	$135,600	$2,271	$137,871
South America	102,681	—	102,681	18	102,699
Europe	55,735	—	55,735	1,965	57,700
Australia/Asia	65,677	—	65,677	6,415	72,092
Mexico	—	3,864	3,864	—	3,864

Total	$359,693	$3,864	$363,557	$10,669	$374,226

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and our audited consolidated financial statements (including the notes thereto), Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 17 floaters, of which four rigs are currently cold stacked. In addition, we have one jack-up rig that is currently being marketed for sale. See “– Contract Drilling Backlog.”

Market Overview

Oil prices rose to the $70-per-barrel range in April 2018, rebounding from the historical 12-year low of less than $30 per barrel in January 2016. The higher commodity price is in part due to continued production cuts by certain members of the Organization of Petroleum Exporting Countries, or OPEC, which are scheduled to remain in place throughout 2018. However, the offshore contract drilling market has continued to stagnate, as the increase in oil prices has not yet resulted in a measurable increase in demand for offshore contract drilling services or higher dayrates. Capital spending for offshore exploration and development remained at a relatively low level at the start of 2018.

The offshore contract drilling market continues to be burdened by an oversupply of drilling rigs based on current demand. Contract rollovers, or the availability of a drilling rig at completion of a contract if options for future work are not exercised or further work secured, continue to add to the uncontracted supply of rigs. Such rollovers have predominately been for higher-specification floaters, which have been slow to contract despite the higher crude oil price. Industry reports indicate that there remain approximately 40 newbuild floaters on order with scheduled deliveries between 2018 and 2021, most of which have not yet been contracted for future work. Industry analysts also report that there are over 90 speculative jack-up rigs currently on order with scheduled deliveries between 2018 and 2020.

Given the oversupply of rigs, competition for the limited number of offshore drilling jobs remains intense. In some cases, dayrates have been negotiated at break-even or below-cost levels in order to enable the drilling contractor to recover a portion of operating costs for rigs that would otherwise be uncontracted or stacked. Customers have also indicated a preference for “hot” rigs rather than reactivated cold-stacked rigs. This preference incentivizes the drilling contractor to contract rigs at lower rates for the sole purpose of maintaining the rigs in an active state and allowing for at least partial cost recovery. Higher specification floaters are also being bid in all markets to keep those rigs active and avoid the higher stacking costs for such rigs. Despite these factors, certain drilling contractors have announced the reactivation of stacked rigs or plans to reactivate certain rigs if contracts are awarded.

Looking forward, there has been a recent uptick in rig tenders, primarily for work in the North Sea and Australia floater markets commencing in 2019 and beyond. However, many of these tenders are limited to single-well jobs, with options for future wells.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2018 through 2020.

Contract Drilling Backlog

Contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

The backlog information presented below does not, nor is it intended to, align with the disclosures related to revenue expected to be recognized in the future related to unsatisfied performance obligations, which are presented in Note 2 “Revenue from Contracts with Customers” in our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. Contract drilling backlog includes only future dayrate revenue as described above, while the disclosure in Note 2 excludes dayrate revenue and reflects expected future revenue for mobilization, demobilization and capital modifications to our rigs, which are related to non-distinct promises within our signed contracts. See “– Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows.”

The following table reflects our contract drilling backlog as of April 1, 2018 (based on information available at that time), January 1, 2018 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2017), and April 1, 2017 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (in thousands).

	April 1, 2018	January 1, 2018	April 1, 2017
Contract Drilling Backlog
Floaters	$2,177,000	$2,417,000	$3,211,000
Jack-ups	—	—	13,000

Total	$2,177,000	$2,417,000	$3,224,000

The following table reflects the amount of our contract drilling backlog by year as of April 1, 2018 (in thousands).

	For the Years Ending December 31,
	Total	2018 (1)	2019	2020
Contract Drilling Backlog	$2,177,000	$852,000	$1,033,000	$292,000

(1)	Represents the nine-month period beginning April 1, 2018.

The following table reflects the percentage of rig days committed by year as of April 1, 2018. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2018 (1)	2019	2020
Rig Days Committed (2)	60%	49%	14%

(1)	Represents the nine-month period beginning April 1, 2018.
(2)	As of April 1, 2018, includes approximately 200 currently known, scheduled days for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2018.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance.

Revenue recognition under ASU 2014-09 differs from our previous revenue recognition pattern only as it relates to demobilization revenue. Such revenue, which was previously recognized upon completion of a contract, will be estimated at contract inception and recognized over the term of the contract under the new revenue recognition guidance. See “– Critical Accounting Policies,” Note 1 “General Information - Change in Accounting Principles - Revenue Recognition and Note 2 “Revenue from Contracts with Customers” in our unaudited condensed consolidated financial statements included in Item 1 of Part I this report.

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. During the remainder of 2018, we expect to spend approximately an aggregate 200 days for special surveys and rig upgrades for the Ocean Valiant and Ocean Apex and repairs to the Ocean Courage. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our current insurance policy, which will renew effective May 1, 2018, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss-of-hire insurance policies to cover our rigs.

In addition, under our current insurance policy, which will renew effective May 1, 2018, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Our deductibles for marine liability coverage related to insurable events arising due to named windstorms in the U.S. Gulf of Mexico are $25.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $25.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. Our deductibles for other marine liability coverage, including personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, are $10.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Effective January 1, 2018, we adopted ASU, No. 2014-09, which supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition and ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See “ – Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows” and Note 1 “General Information - Change in Accounting Principles,” Note 2 “Revenue from Contracts with Customers” and Note 9 “Income Taxes” in our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. There were no other material changes to these policies during the three months ended March 31, 2018.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except day amounts and percentages)
REVENUE-EARNING DAYS (1)
Floaters	808	982
Jack-ups	—	52
UTILIZATION (2)
Floaters	52%	47%
Jack-ups	—	29%
AVERAGE DAILY REVENUE (3)
Floaters	$350,600	$366,200
Jack-ups	—	74,900
REVENUE RELATED TO CONTRACT DRILLING SERVICES	$287,926	$363,557
REVENUE RELATED TO REIMBURSABLE EXPENSES	7,584	10,669

TOTAL REVENUES	$295,510	$374,226

CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$184,689	$203,523
REIMBURSABLE EXPENSES	$7,470	$10,478
OPERATING INCOME
Contract drilling services, net	$103,237	$160,034
Reimbursable expenses, net	114	191
Depreciation	(81,825)	(93,229)
General and administrative expense	(18,513)	(17,483)
Restructuring and separation costs	(3,011)	—
Gain on disposition of assets	510	1,346

Total Operating Income	$512	$50,859

Other income (expense):
Interest income	1,637	175
Interest expense, net of amounts capitalized	(28,318)	(27,596)
Foreign currency transaction loss	447	1,087
Other, net	580	(63)

(Loss) income before income tax benefit	(25,142)	24,462
Income tax benefit (expense)	44,463	(923)

NET INCOME	$19,321	$23,539

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including five and ten cold-stacked floater rigs at March 31, 2018 and 2017, respectively).
(3)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in our fleet per revenue-earning day.

Three Months Ended March 31, 2018 and 2017

Net income for the first quarter of 2018 decreased $4.2 million or 18%, compared to the first quarter of 2017, and reflected lower margins from our contract drilling services, primarily driven by lower contract drilling revenue. The reduction in net income was partially offset by lower depreciation expense and an income tax benefit recorded during the first quarter of 2018. Contract drilling services contributed operating income of $103.2 million for the first quarter of 2018, compared to operating income of $160.0 million in the same period of 2017, reflecting continued stagnation of the contract drilling market during the first quarter of 2018.

Operating Results. Contract drilling revenue decreased $75.6 million during the first quarter of 2018 compared to the first quarter of 2017, primarily due to 226 fewer revenue-earning days ($79.6 million), combined with the effect of lower average daily revenue earned ($0.8 million). Comparing the two quarters, revenue-earning days decreased primarily due to fewer revenue-earning days for previously-owned and currently held-for-sale rigs that operated during the first quarter of 2017 (141 days) and incremental downtime attributable to the warm stacking of rigs between contracts (110 incremental days). The decrease in aggregate revenue-earning days was partially offset by an increase in revenue efficiency for our working rigs, or 27 fewer non-productive days. In addition, we recognized $4.8 million in loss of hire insurance proceeds during the first quarter of 2018 related to contract terminations for two jack-up rigs in a prior year.

Contract drilling expense, excluding depreciation, decreased $18.8 million during the first quarter of 2018 compared to the first quarter of 2017, primarily due to reduced costs for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the first quarter of 2017 ($17.8 million), and $1.0 million in net cost savings related to our current rig fleet. During the first quarter of 2018, our contract drilling expense reflected favorable reductions in labor and related costs, repairs, maintenance and inspection and mobilization costs, partially offset by higher costs for fuel, boat and helicopter charges and costs associated with our Pressure Control by the Hour® program. General and administrative costs increased $1.0 million during the first quarter of 2018, compared to the first quarter of 2017, as reductions in personnel costs were offset by higher professional expenses, including consulting and audit and advisory services associated with our information systems, the impact of the Tax Cuts and Jobs Act of 2017 enacted in December 2017, or the Tax Reform Act, and legal services. Depreciation expense decreased $11.4 million during the first quarter of 2018, compared to the first quarter of 2017, primarily due to a lower depreciable asset base as a result of asset impairments recognized during 2017.

Restructuring and Separation Costs. In late 2017, our management approved and initiated a plan to restructure our worldwide operations, which also included a reduction in workforce at our corporate facilities and onshore bases. During the first quarter of 2018, we recognized and paid $3.0 million in restructuring and other employee separation related costs for additional redundant employees that were identified in early 2018.

Interest Expense, Net of Amounts Capitalized. Interest expense increased $0.7 million during the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of incremental interest expense of $2.6 million associated with our senior notes issued in August 2017 at a higher interest rate than the senior notes that were retired in the third quarter of 2017. Higher interest cost associated with our senior notes was partially offset by the reversal of contingent interest associated with a Brazilian non-income tax contingency for which the statute of limitations expired and interest capitalized in connection with certain qualifying software implementation projects.

Income Tax Benefit. We recorded a net income tax benefit of $44.5 million for the first quarter of 2018, compared to net income tax expense of $0.9 million for the same quarter of 2017. Income tax benefit for the 2018 period included a tax benefit of $43.3 million due to the reversal of an uncertain tax position related to the toll charge recognized in the fourth quarter of 2017 for the deemed repatriation of previously deferred earnings of our non-U.S. subsidiaries in response to the Tax Reform Act. Further guidance issued by the U.S. Department of the Treasury and Internal Revenue Service in 2018 clarified certain of our tax positions taken and, consequently, we reversed our liability for an uncertain tax position related to the toll charge. Other than the reversal of the uncertain tax position, the difference in the amount of income tax benefit recognized in the 2018 period, compared to the income tax expense recorded in the first quarter of 2017, was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods, the limitation on the deductibility of interest expense as a result of the Tax Reform Act and the recording of a valuation allowance against such interest, and the effect of a lower U.S. statutory tax rate as a result of the Tax Reform Act.

Liquidity and Capital Resources

We principally rely on our cash flows from operations and cash reserves to meet our liquidity needs. We may also utilize borrowings under our $1.5 billion syndicated revolving credit agreement, or Credit Agreement. See “ – Credit Agreement.”

Based on our cash available for current operations and contractual backlog of $2.2 billion as of April 1, 2018, of which $0.9 billion is expected to be realized during the remainder of 2018, we believe future capital spending and debt service requirements will be funded from our cash and cash equivalents, future operating cash flows and borrowings under our Credit Agreement, as needed. See “– Sources and Uses of Cash – Capital Expenditures.”

Certain of our international rigs are owned and operated, directly or indirectly, by Diamond Foreign Asset Company, or DFAC. As of December 31, 2017, all unremitted earnings of DFAC were deemed repatriated as a result of the Tax Reform Act, and U.S. taxes were provided for those earnings. We intend to indefinitely reinvest earnings of DFAC and its foreign subsidiaries to finance our foreign activities. Earnings of DFAC subsequent to December 31, 2017 could become subject to U.S. income tax if remitted, or if deemed remitted as a dividend; however, it is not practical to estimate this potential liability.

To the extent available, we expect to utilize the operating cash flows generated by and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. At March 31, 2018 and December 31, 2017, we had cash available for current operations of $429.7 million and $376.0 million, respectively.

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

We pay dividends at the discretion of our Board of Directors, or Board, and any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board considers relevant at that time. We did not pay any dividends in 2017 or during the first quarter of 2018.

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not purchase any shares of our outstanding common stock during the three-month periods ended March 31, 2018 and 2017.

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

Sources and Uses of Cash

During the three-month period ended March 31, 2018, our primary sources of cash were an aggregate $83.8 million generated by operating activities and proceeds of $1.4 million, primarily from the sale of the Ocean Victory in January 2018. Cash usage during the three months ended March 31, 2018 was primarily for capital expenditures, aggregating $31.5 million.

Cash Flow from Operations. Cash flow from operations for the three months ended March 31, 2018 decreased $14.9 million compared to the three months ended March 31, 2017, due to an increase in cash expenditures for contract drilling services and other working capital requirements ($31.3 million), including payment of $14.7 million, in restructuring and separation costs. The reduction in cash flow from operations during the first three months of 2018 was partially offset by an increase in cash collected from the performance of contract drilling services ($4.5 million) and lower income taxes payments, net of refunds ($11.9 million), compared to the prior year period.

Capital Expenditures. As of the date of this report, we expect total capital expenditures for 2018 to aggregate approximately $220.0 million for our capital maintenance and replacement programs.

At March 31, 2018, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of March 31, 2018, the total net unrecognized tax benefits related to uncertain tax positions was $63.6 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Credit Agreement

At March 31, 2018, we had no borrowings outstanding under our Credit Agreement, and were in compliance with all covenants thereunder. As of April 26, 2018, we had $1.5 billion available under our Credit Agreement to provide liquidity for our payment obligations.

Credit Ratings

Our current credit rating is Ba3 from Moody’s Investor Services and B+ from S&P Global Ratings with a negative outlook from both. Market conditions and other factors, many of which are outside of our control, could cause our credit ratings to be lowered. Any downgrade in our credit ratings could adversely impact our cost of issuing additional debt and the amount of additional debt that we could issue, and could further restrict our access to capital markets and our ability to raise funds by issuing additional debt. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

Other Commercial Commitments - Letters of Credit

We were contingently liable as of March 31, 2018 in the amount of $20.9 million under certain performance, tax, supersedeas bid and customs bonds and letters of credit. Agreements relating to approximately $15.2 million of tax, supersedeas, and customs bonds can require collateral at any time. As of March 31, 2018, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration (in thousands).

		For the Years Ending December 31,
	Total	2018	2019
Other Commercial Commitments
Performance bonds	$1,000	$—	$1,000
Supersedeas bond	9,189	9,189	—
Tax bond	5,858	5,858	—
Bid bond	3,200	3,200	—
Other	1,694	1,656	38

Total obligations	$20,941	$19,903	$1,038

Off-Balance Sheet Arrangements

At March 31, 2018 and December 31, 2017, we had no off-balance sheet debt or other off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 “General Information” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “would,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

The risks and uncertainties referenced above are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission include additional factors that could adversely affect our business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based. In addition, in certain places in this report, we may refer to reports published by third parties that purport to describe trends or developments in energy production or drilling and exploration activity. While we believe that these reports are reliable, we have not independently verified the information included in such reports. We specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2018. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 7 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of certain material risk factors facing our company. No material changes have been made to such risk factors as of March  31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended March 31, 2018, in connection with the vesting of restricted stock units held by our officers and certain of our employees, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—	—	N/A	N/A
February 1, 2018 through February 28, 2018	49,082	$14.92	N/A	N/A
March 1, 2018 through March 31, 2018	—	—	N/A	N/A

Total	49,082	$14.92	N/A	N/A

ITEM 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003) (SEC File No. 1-13926).

3.2	Amended and Restated By-laws (as amended through October 4, 2013) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 8, 2013).

10.1	The Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 14, 2018).

10.2	Specimen agreement for cash incentive awards to executive officers under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 14, 2018).

10.3	Specimen agreement for performance cash incentive awards to the Chief Executive Officer under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 14, 2018).

10.4	Specimen agreement for grants of restricted stock units to executive officers under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 14, 2018).

10.5	Specimen agreement for grants of restricted stock units to the Chief Executive Officer under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 14, 2018).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date April 30, 2018	By:	/s/ Scott Kornblau
Scott Kornblau
Vice President, Acting Chief Financial Officer and Treasurer

Date April 30, 2018		/s/ Beth G. Gordon
Beth G. Gordon
Vice President and Controller (Chief Accounting Officer)