Form 10-Q
period 2018-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2018-11-05
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 1, 2018 Common stock, $0.01 par value per share    137,434,702 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$201,853	$376,037
Marketable securities	274,690	—
Accounts receivable, net of allowance for bad debts	198,701	256,730
Prepaid expenses and other current assets	139,191	157,625
Assets held for sale	—	96,261

Total current assets	814,435	886,653
Drilling and other property and equipment, net of accumulated depreciation	5,191,841	5,261,641
Other assets	62,047	102,276

Total assets	$6,068,323	$6,250,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,169	$38,755
Accrued liabilities	151,359	154,655
Taxes payable	14,789	29,878

Total current liabilities	208,317	223,288
Long-term debt	1,973,488	1,972,225
Deferred tax liability	114,736	167,299
Other liabilities	110,643	113,497

Total liabilities	2,407,184	2,476,309

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 144,378,512 shares issued and 137,434,458 shares outstanding at September 30, 2018; 144,085,292 shares issued and 137,227,782 shares outstanding at December 31, 2017)	1,444	1,441
Additional paid-in capital	2,015,430	2,011,397
Retained earnings	1,848,623	1,964,497
Accumulated other comprehensive income (loss)	(4)	(5)
Treasury stock, at cost (6,944,054 and 6,857,510 shares of common stock at September 30, 2018 and December 31, 2017, respectively)	(204,354)	(203,069)

Total stockholders’ equity	3,661,139	3,774,261

Total liabilities and stockholders’ equity	$6,068,323	$6,250,570

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Contract drilling	$280,691	$357,683	$833,970	$1,113,410
Revenues related to reimbursable expenses	5,631	8,340	16,723	26,128

Total revenues	286,322	366,023	850,693	1,139,538

Operating expenses:
Contract drilling, excluding depreciation	188,456	198,072	562,466	597,812
Reimbursable expenses	5,574	8,220	16,458	25,488
Depreciation	81,884	83,281	245,534	262,492
General and administrative	33,308	17,806	70,057	54,299
Impairment of assets	—	—	27,225	71,268
Restructuring and separation costs	649	—	4,925	—
(Gain) loss on disposition of assets	(506)	63	(1,066)	(2,085)

Total operating expenses	309,365	307,442	925,599	1,009,274

Operating (loss) income	(23,043)	58,581	(74,906)	130,264
Other income (expense):
Interest income	2,364	776	6,001	1,347
Interest expense, net of amounts capitalized	(34,293)	(28,562)	(92,196)	(83,409)
Loss on extinguishment of senior notes	—	(35,366)	—	(35,366)
Foreign currency transaction (loss) gain	(743)	(677)	115	(517)
Other, net	(179)	1,447	664	1,322

(Loss) income before income tax benefit	(55,894)	(3,801)	(160,322)	13,641
Income tax benefit	4,782	14,600	59,257	36,646

Net (loss) income.	$(51,112)	$10,799	$(101,065)	$50,287

(Loss) earnings per share, Basic and Diluted	$(0.37)	$0.08	$(0.74)	$0.37

Weighted-average shares outstanding:
Shares of common stock	137,434	137,227	137,386	137,208
Dilutive potential shares of common stock	—	14	—	29

Total weighted-average shares outstanding	137,434	137,241	137,386	137,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(51,112)	$10,799	$(101,065)	$50,287
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net income	(2)	(1)	(5)	(4)
Investments in marketable securities:
Unrealized holding gain	6	—	37	—
Reclassification adjustment for gain included in net income	(31)	—	(31)	—

Total other comprehensive gain (loss)	(27)	(1)	1	(4)

Comprehensive (loss) income	$(51,139)	$10,798	$(101,064)	$50,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net (loss) income	$(101,065)	$50,287
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	245,534	262,492
Loss on impairment of assets	27,225	71,268
Loss on extinguishment of senior notes	—	35,366
Restructuring and separation costs	1,817	—
Gain on disposition of assets	(1,066)	(2,085)
Deferred tax provision	(69,109)	(73,873)
Stock-based compensation expense	4,036	4,806
Contract liabilities, net	(6,589)	8,379
Contract assets, net	(4,395)	—
Deferred contract costs, net	34,901	32,701
Other assets, noncurrent	823	(2,806)
Other liabilities, noncurrent	(4,298)	(212)
Other	2,152	2,387
Changes in operating assets and liabilities:
Accounts receivable	57,881	(25,743)
Prepaid expenses and other current assets	4,901	(4,831)
Accounts payable and accrued liabilities	(11,836)	17,787
Taxes payable	7,844	(9,288)

Net cash provided by operating activities	188,756	366,635

Investing activities:
Capital expenditures	(159,751)	(100,613)
Proceeds from maturities of marketable securities	775,000	31
Purchase of marketable securities	(1,047,453)	—
Proceeds from disposition of assets, net of disposal costs	69,533	4,017

Net cash used in investing activities	(362,671)	(96,565)

Financing activities:
Redemption of senior notes	—	(500,000)
Payment of debt extinguishment costs	—	(34,395)
Proceeds from issuance of senior notes	—	496,360
Debt issuance costs and arrangement fees	(234)	(7,226)
Net repayment of short-term borrowings	—	(104,200)
Other	(35)	(156)

Net cash used in financing activities	(269)	(149,617)

Net change in cash and cash equivalents	(174,184)	120,453
Cash and cash equivalents, beginning of period	376,037	156,233

Cash and cash equivalents, end of period	$201,853	$276,686

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

As of November 1, 2018, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

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

The aggregate impact of the changes in accounting principles, as discussed above, to our unaudited Condensed Consolidated Balance Sheets on January 1, 2018 was as follows (in thousands):

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

Other Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 modifies the disclosure requirements for fair value measurements, including the (i) removal of certain disclosure requirements regarding transfers between Levels 1 and 2 of the fair value hierarchy and timing thereof and the valuation processes for Level 3 fair value measurements and (ii) a requirement to provide additional information regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have early adopted the disclosure modifications in ASU 2018-13 as of September 30, 2018.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which (i) requires lessees to recognize a right of use asset and a lease liability on the balance sheet for virtually all leases, (ii) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards and (iii) requires enhanced disclosure of qualitative and quantitative information about the entity’s leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. During our evaluation of ASU 2016-02, we concluded that our drilling contracts contain a lease component based on the updated definition of a lease. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides for (i) an optional new transition method for adoption of ASU 2016-02 that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (ii) a practical expedient for lessors, under certain circumstances, to combine the lease and non-lease components and account for the combined component under Topic 606, Revenue from Contracts with Customers. We expect to apply the new transition method and are still evaluating the application of the practical expedient to combine the lease and service components of our drilling contracts.

With respect to leases whereby we are the lessee, we expect to recognize lease liabilities and offsetting right of use assets corresponding to our currently identified future minimum lease commitments of between $130 million and $150 million, primarily related to certain leased subsea equipment. However, we are still evaluating the overall impact and will continue to refine our estimate prior to adoption of the ASU. We currently expect to elect the transition practical expedient package available in the ASU whereby we will not reassess (i) whether any of our expired or existing contracts contain a lease, (ii) the classification for any expired or existing leases and (iii) initial direct costs for any existing leases.

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

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	September 30,	January 1,
	2018	2018
Trade receivables	$189,348	$247,453
Current contract assets (1)	5,006	611
Noncurrent contract assets (1)	2,107	2,107
Current contract liabilities (deferred revenue) (1)	(2,986)	(11,371)
Noncurrent contract liabilities (deferred revenue) (1)	(10,767)	(8,972)

(1)

Contract assets and contract liabilities may reflect balances that have been netted together on a contract basis. Net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, and net noncurrent contract asset and liability balances are included in “Other assets” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets as of September 30, 2018.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract Balances
Contract assets at January 1, 2018	$2,718
Contract liabilities at January 1, 2018	(20,343)

Net balance at January 1, 2018	(17,625)
Decrease due to amortization of revenue that was included in the beginning contract liability balance	18,396
Increase due to cash received, excluding amounts recognized as revenue during the period	(11,944)
Increase due to revenue recognized during the period but contingent on future performance	5,006
Decrease due to transfer to receivables during the period	(611)
Adjustments	138

Net balance at September 30, 2018	$(6,640)

Contract assets at September 30, 2018	$7,113
Contract liabilities at September 30, 2018	(13,753)

Deferred Contract Costs

Certain direct and incremental costs incurred for upfront preparation, initial mobilization and modifications of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources that will be used in satisfying our performance obligations in the future and are expected to be recovered. Such costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such deferred contract costs in the amount of $54.3 million and $16.7 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our unaudited Condensed Consolidated Balance Sheets at September 30, 2018. During the three-month and nine-month periods ended September 30, 2018, the amount of amortization of such costs was $28.3 million and $55.6 million, respectively. There was no impairment loss in relation to capitalized costs.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2018 (in thousands):

		For the Years Ending December 31,
	2018 (1)	2019	2020	2021	2022	Total
Mobilization and contract preparation revenue	$3,106	$5,935	$391	$511	$83	$10,026
Capital modification revenue	3,383	10,588	4,297	—	—	18,268
Demobilization revenue	694	—	—	—	—	694
Other deferred revenue	977	3,878	3,878	1,105	—	9,838

Total	$8,160	$20,401	$8,566	$1,616	$83	$38,826

(1)	Represents the three-month period beginning October 1, 2018.

The revenue included above consists primarily of expected fixed mobilization, demobilization, and upgrade revenue for both wholly and partially unsatisfied performance obligations as well as expected variable mobilization, demobilization, and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control.

We have applied the disclosure practical expedient in Accounting Standards Codification 606-10-50-14A(b) and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

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

The following tables summarize the impacts of adopting Topic 606 on our selected unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows information, as of and for the nine months ended September 30, 2018 (in thousands, except per share data):

	September 30, 2018
	Balances as reported	Adjustments	Balances without adoption of Topic 606
Unaudited Condensed Consolidated Balance Sheets
Prepaid and other current assets	$139,191	$(3,390)	$135,801
Other assets	62,047	(2,107)	59,940
Deferred tax liability	114,736	(712)	114,024
Retained earnings	1,848,623	(4,785)	1,843,838
Unaudited Condensed Consolidated Statements of Operations
Contract drilling revenues	$833,970	$(2,779)	$831,191
Income tax benefit	59,257	584	59,841
Loss per share, basic and diluted	(0.74)	(0.02)	(0.76)
Unaudited Condensed Consolidated Statements of Cash Flows
Cash flow from operating activities:
Net loss	$(101,065)	$(2,195)	$(103,260)
Adjustments to reconcile net loss to net cash
Deferred tax provision	(69,109)	(584)	(69,693)
Contract assets	(4,395)	2,779	(1,616)

3. Assets Held for Sale and Impairment of Assets

Assets Held for Sale

We reported the $96.3 million carrying value of two of our rigs, the Ocean Scepter and Ocean Victory, as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheets at December 31, 2017. The Ocean Victory, which had a carrying value of $1.2 million, was sold in January 2018. The Ocean Scepter was sold in July 2018, subsequent to recognizing an additional impairment loss in the second quarter of 2018. We reported an aggregate net pre-tax gain of $0.1 million on the sale of these rigs during the nine-month period ended September 30, 2018. See “—Asset Impairments.”

Asset Impairments

2018 Impairment. During the second quarter of 2018, we recorded an impairment loss of $27.2 million to recognize a reduction in fair value of the Ocean Scepter. We estimated the fair value of the impaired rig using a market approach based on a signed agreement to sell the rig, including estimated costs to sell. We consider this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved as the sale had not yet been completed at the time of our analysis.

During the third quarter of 2018, we evaluated two of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the undiscounted probability-weighted cash flow for each rig was in excess of its respective carrying value. As a result, we concluded that no impairment of these rigs had occurred at September 30, 2018.

As of September 30, 2018, there were 11 rigs in our drilling fleet not previously written down to scrap, for which there were no current indicators that their carrying amounts may not be recoverable and, thus, were not evaluated for impairment. If market fundamentals in the offshore oil and gas industry deteriorate further or a projected market recovery is further delayed, we may be required to recognize additional impairment losses in future periods.

2017 Impairments. During the second quarter of 2017, we evaluated seven of our drilling rigs with indicators of impairment and determined that the carrying values of two floaters were impaired (we collectively refer to these two rigs as the 2017 Impaired Rigs).

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

4. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Trade receivables	$189,348	$247,453
Value added tax receivables	14,176	14,067
Related party receivables	109	205
Other	527	464

	204,160	262,189
Allowance for bad debts	(5,459)	(5,459)

Total	$198,701	$256,730

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Rig spare parts and supplies	$21,514	$28,383
Deferred contract costs	54,322	51,297
Prepaid BOP lease	3,873	3,873
Prepaid insurance	3,448	3,091
Prepaid taxes	46,422	67,212
Other	9,612	3,769

Total	$139,191	$157,625

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Rig operating expenses	$33,796	$48,894
Payroll and benefits	42,238	46,560
Deferred revenue	2,986	11,371
Accrued capital project/upgrade costs	19,763	3,698
Interest payable	36,813	28,234
Personal injury and other claims	6,090	5,699
Other	9,673	10,199

Total	$151,359	$154,655

“Accrued liabilities” includes $1.8 million and $13.6 million in accrued costs at September 30, 2018 and December 31, 2017, respectively, related to a restructuring plan that was implemented in late 2017. See Note 10.

Condensed Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Accrued but unpaid capital expenditures at period end	$19,413	$3,338
Common stock withheld for payroll tax obligations (1)	1,285	481
Cash interest payments	76,219	60,253
Cash income taxes paid, net of (refunds):
Foreign	5,941	37,884
U.S. federal	(7,389)	—
State	2	94

(1)

Represents the cost of 86,544 shares and 29,241 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units in the nine months ended September 30, 2018 and 2017, respectively. These costs for the nine months ended September 30, 2018 are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2018.

5. Earnings (Loss) Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income – basic and diluted numerator	$(51,112)	$10,799	$(101,065)	$50,287

Weighted average shares – basic (denominator):	137,434	137,227	137,386	137,208
Dilutive effect of stock-based awards	—	14	—	29

Weighted average shares including conversions – diluted (denominator)	137,434	137,241	137,386	137,237

(Loss) earnings per share:
Basic	$(0.37)	$0.08	$(0.74)	$0.37

Diluted	$(0.37)	$0.08	$(0.74)	$0.37

The following table sets forth the share effects of stock-based awards excluded from the computations of diluted (loss) earnings per share, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee and director:
Stock options	—	—	—	1
Stock appreciation rights	1,071	1,297	1,161	1,330
Restricted stock units	1,182	1,061	1,150	977

6. Marketable Securities

We report our investments as current assets in our unaudited Condensed Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 7.

Our investments in marketable securities are classified as available for sale and are summarized as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gain	Market Value
U.S. Treasury bills (due within one year)	$274,683	$7	$274,690

Proceeds from maturities of U.S. Treasury bills were $475.0 million and $775.0 million during the three-month and nine-month periods ended September 30, 2018. There were no sales of U.S. Treasury bills during the three-month and nine-month periods ended September 30, 2018.

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base has consisted primarily of major and independent oil and gas companies and government-owned oil companies. Based on our current customer base and the geographic areas in which we operate, we do not believe that we have any significant concentrations of credit risk at September 30, 2018.

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

Level 1	Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury bills. Our Level 1 assets at September 30, 2018 consisted of cash held in money market funds of $162.2 million, time deposits of $20.9 million and investments in U.S. Treasury bills of $274.7 million. Our Level 1 assets at December 31, 2017 consisted of cash held in money market funds of $337.1 million and time deposits of $20.9 million.

Level 2	Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. We had no Level 2 assets or liabilities as of September 30, 2018 or December 31, 2017.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. Our Level 3 assets at December 31, 2017 consisted of nonrecurring measurements of certain of our drilling rigs for which we recorded impairment losses during 2017. We had no Level 3 assets as of September 30, 2018.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to certain of our drilling rigs, which were measured at fair value on a nonrecurring basis, during the nine-month period ended September 30, 2018 and the year ended December 31, 2017 of $27.2 million and $99.3 million, respectively.

Assets and liabilities measured at fair value are summarized below (in thousands).

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Period Ended (1)
Recurring fair value measurements:
Assets:
Short-term investments	$457,811	$—	$—	$457,811

Nonrecurring fair value measurements:
Assets:
Impaired assets	$—	$—	$—	$—	$27,225

(1)	Represents impairment loss of $27.2 million recognized during the second quarter of 2018 related to a drilling rig whose carrying value was impaired and was subsequently sold. See Note 3.

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (1)
Recurring fair value measurements:
Assets:
Short-term investments	$358,019	$—	$—	$358,019

Nonrecurring fair value measurements:
Assets:
Impaired assets (2)	$—	$—	$97,261	$97,261	$99,313

(1)

Represents impairment losses of $71.3 million and $28.0 million recognized during the second and fourth quarters of 2017, respectively, related to three drilling rigs whose carrying values were impaired. See Note 3.

(2)

Represents the total book value as of December 31, 2017 of two floaters, which were written down to their estimated fair values during the second quarter of 2017, and one jack-up rig, which was written down to its estimated fair value during the fourth quarter of 2017. Of the total fair value, $96.3 million and $1.0 million were reported as “Assets held for sale” and “Drilling and other property and equipment, net of accumulated depreciation,” respectively, in our unaudited Condensed Consolidated Balance Sheets at December 31, 2017. See Note 3.

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

We consider our senior notes to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at September 30, 2018 and December 31, 2017. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date. Fair values and related carrying values of our senior notes are shown below (in millions).

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$218.9	$249.4	$223.1	$249.4
7.875% Senior Notes due 2025	519.4	496.8	523.1	496.5
5.70% Senior Notes due 2039	401.3	497.2	405.0	497.2
4.875% Senior Notes due 2043	549.4	748.9	547.5	748.9

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

8. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2018	2017
Drilling rigs and equipment	$8,133,948	$7,971,406
Land and buildings	63,692	63,309
Office equipment and other	91,129	82,691

Cost	8,288,769	8,117,406
Less: accumulated depreciation	(3,096,928)	(2,855,765)

Drilling and other property and equipment, net	$5,191,841	$5,261,641

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

Patent Litigation. On August 30, 2017, an affiliate of Transocean Ltd., or Transocean, an offshore drilling contractor, filed a lawsuit against us and one of our subsidiaries in the United States District Court for the Southern District of Texas, alleging that we infringed certain United States patents previously owned by Transocean or its affiliates or employees pertaining to certain dual-activity drilling operations. The lawsuit alleged that we infringed the patents by the unauthorized sale, offer for sale, and importation and use of four of our drilling rigs (Ocean BlackHawk, Ocean BlackHornet, Ocean BlackRhino and Ocean BlackLion). On June 1, 2018, we filed petitions with the Patent Trial and Appeal Board to challenge the validity of each of the Transocean patents through an administrative process referred to as an Inter Partes Review. In September 2018, we reached an agreement with Transocean to settle the lawsuit and the Inter Partes Review on mutually agreeable terms, and both proceedings were dismissed in October 2018. We expensed the settlement charge in the nine-month period ended September 30, 2018.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2018 our estimated liability for personal injury claims was $29.1 million, of which $5.3 million and $23.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2017 our estimated liability for personal injury claims was $30.9 million, of which $5.2 million and $25.7 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;

•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and

•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other. We were contingently liable as of September 30, 2018 in the amount of $19.9 million under certain performance, tax, bid and customs bonds and letters of credit. Agreements relating to approximately $14.2 million of tax and customs bonds can require collateral at any time. As of September 30, 2018, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds.

10. Restructuring and Separation Costs

In late 2017, our management approved and initiated a plan to restructure our worldwide operations, which included a reduction in workforce at our corporate facilities and onshore bases that we refer to as the 2017 Reduction Plan. During the three-month and nine-month periods ended September 30, 2018, we incurred an additional $0.7 million and $4.9 million, respectively, in severance and related costs for redundant employees identified in 2018. As of September 30, 2018, accrued costs related to severance payments to former employees were $1.8 million, of which $0.3 million is payable during the remainder of 2018 and $1.5 million is payable in 2019.

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

Additionally, in response to our interpretation of the Tax Reform Act, which was signed into law in late December 2017, we recorded a provisional net tax expense of $1.1 million during the fourth quarter of 2017, which included a charge relating to the one-time mandatory repatriation of previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by our U.S. subsidiaries, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes. Due to the timing of the enactment of the Tax Reform Act, there has been and continues to be a significant amount of uncertainty as to the appropriate application of a number of the underlying provisions, pending further guidance and clarification from the relevant authorities. In 2018, the U.S. Department of the Treasury and Internal Revenue Service issued additional guidance which we believe clarified certain of our tax positions taken in 2017 and, consequently, during the first quarter of 2018, we reversed a $43.3 million liability for an uncertain tax position related to the toll charge in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, or SAB 118. SAB 118 allowed companies to report the income tax effects of the Tax Reform Act as a provisional amount based on a reasonable estimate, subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis under Topic 740 is complete.

We are still in the process of evaluating our estimate as it relates to the tax effect of (i) the mandatory, deemed repatriation aspect of the Tax Reform Act, (ii) the amount of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21% and (iii) the ability to more likely than not realize the benefit of deferred tax assets, including net operating losses and foreign tax credits. We will continue to monitor developments in these areas and adjust our estimates throughout 2018, as and if necessary, if additional guidance and clarification becomes available.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2018, our active drilling rigs were located offshore three countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

The following tables provide information about disaggregated revenue by equipment-type and primary geographical market (in thousands):

	Three Months Ended September 30, 2018
	Floater Rigs	Jack-up Rigs	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$155,695	$—	$155,695	$1,916	$157,611
South America	49,410	—	49,410	(32)	49,378
Europe	30,809	—	30,809	1,996	32,805
Australia/Asia	44,777	—	44,777	1,751	46,528

Total	$280,691	$—	$280,691	$5,631	$286,322

	Nine Months Ended September 30, 2018
	Floater Rigs	Jack-up Rigs (1)	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$473,924	$8,413	$482,337	$5,224	$487,561
South America	129,966	—	129,966	(31)	129,935
Europe	60,938	—	60,938	5,116	66,054
Australia/Asia	160,729	—	160,729	6,414	167,143

Total	$825,557	$8,413	$833,970	$16,723	$850,693

(1)	Loss-of-hire insurance proceeds related to early contract terminations for two jack-up rigs.

	Three Months Ended September 30, 2017
	Floater Rigs	Jack-up Rigs	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$163,136	$—	$163,136	$2,191	$165,327
South America	58,750	—	58,750	(21)	58,729
Europe	48,680	—	48,680	1,702	50,382
Australia/Asia	80,543	—	80,543	3,835	84,378
Mexico	—	6,574	6,574	633	7,207

Total	$351,109	$6,574	$357,683	$8,340	$366,023

	Nine Months Ended September 30, 2017
	Floater Rigs	Jack-up Rigs	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$455,805	$—	$455,805	$6,647	$462,452
South America	272,929	—	272,929	(243)	272,686
Europe	148,948	—	148,948	4,861	153,809
Australia/Asia	219,103	—	219,103	13,844	232,947
Mexico	—	16,625	16,625	1,019	17,644

Total	$1,096,785	$16,625	$1,113,410	$26,128	$1,139,538

13. Subsequent Events

Amendment to Existing Credit Agreement

On October 2, 2018, Diamond Offshore Drilling, Inc., or DODI, entered into Amendment No. 6 and Consent to Credit Agreement and Successor Agency Agreement, or the Amendment, which amended our 5-year revolving credit agreement, dated as of September 28, 2012, as amended (which we refer to as the Existing Credit Agreement). As a result of the Amendment, the aggregate principal amount of commitments under the Existing Credit Agreement was reduced to $325.0 million, of which $40.0 million of the commitments mature on March 17, 2019, $60.0 million of the commitments mature on October 22, 2019 and $225.0 million of the commitments mature on October 22, 2020.

As of November 2, 2018, no borrowings or letters of credit were outstanding under the Existing Credit Agreement.

New Credit Agreement

On October 2, 2018, DODI, as the U.S. borrower, and Diamond Foreign Asset Company, or DFAC, as the foreign borrower, entered into a senior 5-year revolving credit agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, or the New Credit Agreement. The maximum amount of borrowings available under the New Credit Agreement is $950.0 million and may be used for general corporate purposes, including investments, acquisitions and capital expenditures. The New Credit Agreement, which matures on October 2, 2023, provides for a swingline subfacility of $100.0 million and a letter of credit subfacility in the amount of $250.0 million.

The entire amount of borrowings available under the New Credit Agreement will be available for loans to DFAC, and a portion of such amount will be available for loans to DODI, based on a ratio as specified in the agreement. The obligations of DODI and DFAC under the New Credit Agreement are each guaranteed by certain subsidiaries of DODI and DFAC, and 65% of the equity interest in DFAC is pledged as collateral.

The New Credit Agreement includes restrictions on borrowing if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of available cash, as defined in the New Credit Agreement, would exceed $500.0 million. In addition, the ability to borrow revolving loans under the New Credit Agreement is conditioned on there being no unused commitments to advance loans under the Existing Credit Agreement.

The New Credit Agreement contains certain financial covenants, including (i) maintenance of a ratio of consolidated indebtedness to total capitalization not to exceed 60% at the end of each fiscal quarter, (ii) maintenance of a ratio of (A) the value of certain rigs directly wholly owned by the borrowers and subsidiary guarantors to (B) the aggregate value of substantially all rigs owned by us of not less than 80% at the end of each fiscal quarter and (iii) maintenance of a ratio of (A) the sum of the aggregate value of all marketed rigs, as defined in the New Credit Agreement, wholly owned directly by DFAC and certain foreign guarantors, as specified in the New Credit Agreement, plus the value of the Ocean Valiant at any time when it is a marketed rig owned by a guarantor to (B) the sum of commitments under the New Credit Agreement, the outstanding loans and letter of credit exposures under the Existing Credit Agreement plus certain other indebtedness of DFAC and certain foreign guarantors, as specified in the New Credit Agreement, of not less than 3:00 to 1:00 at the end of each fiscal quarter.

The New Credit Agreement also contains additional covenants generally applicable to DODI and its subsidiaries that we consider usual and customary for an agreement of this type, including a limit on the payment of dividends if certain minimum cash balances are not maintained. The New Credit Agreement provides for customary events of default including, among others, a cross-default provision with respect to DODI’s and its subsidiaries’ other indebtedness in excess of $100.0 million.

As of November 2, 2018, no borrowings had been made or letters of credit issued under the New Credit Agreement.

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

We provide contract drilling services to the energy industry around the globe with a fleet of 17 floaters, of which four rigs are currently cold-stacked. During the third quarter of 2018, we are currently reactivating the Ocean Endeavor, which was cold stacked in 2016. The Ocean Endeavor is expected to begin drilling under contract in the North Sea during the second quarter of 2019. See “– Contract Drilling Backlog.”

Market Overview

Oil prices continued to rise during the third quarter of 2018, with Brent crude closing above $80-per-barrel at the end of September 2018. Despite the increase in commodity price, the recovery of the offshore contract drilling market has lagged with floater utilization and dayrates remaining at low levels, compared to the most recent peak cycle in the offshore contract drilling market. Many market analysts expect that with current market fundamentals and a continuation of rig scrapping activity, floater utilization and dayrates will increase in the next 12-24 months. As dayrates increase, offshore drillers with more available floaters and/or unpriced options for currently committed rigs will be better positioned to take advantage of the market recovery as it materializes.

Capital spending for offshore exploration and development remained at a relatively low level during the first nine months of 2018 and is likely to remain flat through the end of 2018. However, many market analysts predict that the stage is set for higher offshore activity either in 2019, or more likely in 2020, given the recent and, thus far, sustained increase in oil prices above the $50-per-barrel level, combined with a robust worldwide demand for oil consumption and shrinking oil reserves, resulting from both low exploration activity and new discovery rates. To date, we have seen an increase in contract tenders for late 2019 and 2020 project commencements, primarily for work in the North Sea and Australia floater markets. Many of these tenders are limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.

Even with the increase in contract tendering activity, the recovery of the offshore contract drilling industry continues to be challenged by an oversupply of drilling rigs. Industry reports indicate that there remain approximately 30 newbuild floaters on order or under construction with scheduled deliveries between 2018 and 2021, most of which have not yet been contracted for future work. In addition, contract rollovers of currently contracted rigs are expected to add to the oversupply of rigs, if options for future work are not exercised or further work is not secured for these rigs. Industry analysts currently report that there could be nearly 30 contract rollovers in the fourth quarter of 2018. In addition, certain drilling contractors have announced the reactivation of stacked rigs or plans to reactivate certain rigs if contracts are awarded. This supply-and-demand imbalance will continue to impact dayrates until the oversupply is equalized by an increase in demand or through the retirement of rigs.

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

The following table reflects our contract drilling backlog as of October 1, 2018 (based on information available at that time), January 1, 2018 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2017), and October 1, 2017 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) (in thousands).

	October 1, 2018(1)	January 1, 2018	October 1, 2017
Contract Drilling Backlog
Floaters	$2,040,000	$2,417,000	$2,612,000
Jack-ups	—	—	5,000

Total	$2,040,000	$2,417,000	$2,617,000

(1)

Contract drilling backlog as of October 1, 2018 excludes future commitment amounts totaling $135.0 million payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of our contract drilling backlog by year as of October 1, 2018 (in thousands).

	For the Years Ending December 31,
	Total	2018 (1)	2019	2020	2021-2022 (2)
Contract Drilling Backlog (3)	$2,040,000	$233,000	$856,000	$674,000	$277,000

(1)	Represents the three-month period beginning October 1, 2018.
(2)	Represents aggregate contract drilling backlog for the years 2021 and 2022.
(3)

Contract drilling backlog as of October 1, 2018 excludes future commitment amounts of $30.0 million for 2019, $30.0 million for 2020 and $75.0 million for the 2021 through 2023 period payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the three respective periods, pursuant to terms of an existing contract.

The following table reflects the percentage of rig days committed by year as of October 1, 2018. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2018 (1)	2019	2020	2021-2022 (2)
Rig Days Committed (3)	66%	57%	46%	9%

(1)	Represents the three-month period beginning October 1, 2018.
(2)	Represents percentage of rig days committed for the aggregate two-year period presented.
(3)

As of October 1, 2018, includes approximately 285, 445 and 95 currently known, scheduled days for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2018 and for the years 2019 and 2020, respectively.

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

Revenue recognition under ASU 2014-09 differs from our previous revenue recognition pattern only as it relates to demobilization revenue. Such revenue, which was previously recognized upon completion of a contract, will be estimated at contract inception and recognized ratably over the term of the contract under the new revenue recognition guidance. See “– Critical Accounting Policies,” Note 1 “General Information—Changes in Accounting Principles - Revenue Recognition” and Note 2 “Revenue from Contracts with Customers” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. During the remainder of 2018, we expect to spend approximately 265 days for contract preparation, mobilization of rigs, upgrades and surveys, including 90 days for mobilization and contract preparation for the Ocean GreatWhite, 90 days for a special survey, reactivation activities and contract preparation for the Ocean Endeavor and 35 days for a special survey and rig upgrades for the Ocean Apex. In 2019, we expect to spend approximately an aggregate of 150 additional days for contract preparation for the Ocean GreatWhite and Ocean Endeavor prior to their contract commencements, an aggregate of 200 days for special surveys and rig upgrades for the Ocean BlackHawk and Ocean BlackHornet, 60 days for a special survey for the Ocean Courage and an aggregate of 35 days for the mobilization of the Ocean Apex and the Ocean Monarch. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Effective January 1, 2018, we adopted ASU 2014-09, which supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See “ – Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows” and Note 1 “General Information—Changes in Accounting Principles,” Note 2 “Revenue from Contracts with Customers” and Note 11 “Income Taxes” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. There were no other material changes to these policies during the nine months ended September 30, 2018.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except day amounts and percentages)
REVENUE-EARNING DAYS (1)
Floaters	841	984	2,474	2,953
Jack-ups	—	88	—	222
UTILIZATION (2)
Floaters	54%	46%	53%	47%
Jack-ups	—	95%	—	60%
AVERAGE DAILY REVENUE (3)
Floaters	$333,400	$357,000	$333,600	$371,400
Jack-ups	—	75,000	—	74,900
REVENUE RELATED TO CONTRACT DRILLING SERVICES	$280,691	$357,683	$833,970	$1,113,410
REVENUE RELATED TO REIMBURSABLE EXPENSES	5,631	8,340	16,723	26,128

TOTAL REVENUES	$286,322	$366,023	$850,693	$1,139,538

CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$188,456	$198,072	$562,466	$597,812
REIMBURSABLE EXPENSES	$5,574	$8,220	$16,458	$25,488
OPERATING (LOSS) INCOME
Contract drilling services, net	$92,235	$159,611	$271,504	$515,598
Reimbursable expenses, net	57	120	265	640
Depreciation	(81,884)	(83,281)	(245,534)	(262,492)
General and administrative expense	(33,308)	(17,806)	(70,057)	(54,299)
Impairment of assets	—	—	(27,225)	(71,268)
Restructuring and separation costs	(649)	—	(4,925)	—
Gain (loss) on disposition of assets	506	(63)	1,066	2,085

Total Operating (Loss) Income	$(23,043)	$58,581	$(74,906)	$130,264

Other income (expense):
Interest income	2,364	776	6,001	1,347
Interest expense, net of amounts capitalized	(34,293)	(28,562)	(92,196)	(83,409)
Foreign currency transaction (gain) loss	(743)	(677)	115	(517)
Loss on early extinguishment of senior notes	—	(35,366)	—	(35,366)
Other, net	(179)	1,447	664	1,322

(Loss) income before income tax benefit	(55,894)	(3,801)	(160,322)	13,641
Income tax benefit	4,782	14,600	59,257	36,646

NET (LOSS) INCOME	$(51,112)	$10,799	$(101,065)	$50,287

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including four and eleven cold-stacked floater rigs at September 30, 2018 and 2017, respectively).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in our fleet per revenue-earning day.

Three Months Ended September 30, 2018 and 2017

Net results for the third quarter of 2018 decreased $61.9 million compared to the third quarter of 2017, reflecting lower margins from our contract drilling services, primarily driven by lower contract drilling revenue. Contract drilling services contributed operating income of $92.2 million during the third quarter of 2018, compared to $159.6 million in the third quarter of 2017. Our results for the third quarter of 2018 were also negatively impacted by a lower tax benefit recognized, compared to the prior year quarter, and costs associated with legal settlements. During the third quarter of 2017, we recognized a $35.4 million loss on the early extinguishment of our senior notes that were due in 2019.

Operating Results. Contract drilling revenue decreased $77.0 million during the third quarter of 2018 compared to the third quarter of 2017, primarily due to 231 fewer revenue-earning days ($76.6 million). Comparing the two quarters, revenue-earning days decreased due to fewer revenue-earning days for a previously-owned rig that operated during the third quarter of 2017 (88 days) and incremental downtime for planned shipyard projects (179 days), including related mobilization days, partially offset by the favorable impact of fewer non-productive days (36 days).

Contract drilling expense, excluding depreciation, decreased $9.6 million during the third quarter of 2018 compared to the same quarter in 2017, reflecting reduced costs for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the third quarter of 2017 ($10.5 million). Contract drilling expense for our current floater fleet remained flat comparing the two quarters as higher costs associated with rig maintenance, repair and inspections ($4.6 million), amortized mobilization and other rig moving costs ($8.7 million) and other rig operating expenses ($1.2 million), were offset by reductions in labor and related costs ($8.6 million), overhead and shorebase support costs ($3.5 million) and agency fees ($1.5 million) as a result of the termination of our agency arrangement in Brazil in December 2017.

General and administrative expense increased $15.5 million, primarily due to a $17.5 million charge for settlement of a previously pending legal claim, partially offset by the favorable effect of lower administrative payroll costs resulting from restructuring initiatives.

Interest Expense, Net of Amounts Capitalized. Interest expense increased $5.7 million during the third quarter of 2018 compared to the same period of 2017, as a result of interest charges related to foreign customs and payroll tax assessments ($4.5 million), combined with incremental interest expense associated with our senior notes issued in August 2017 at a higher interest rate than the senior notes that were retired during the third quarter of 2017 ($1.2 million).

Income Tax Benefit. We recorded a net income tax benefit of $4.8 million for the third quarter of 2018, compared to an income tax benefit of $14.6 million for the same quarter of 2017. The difference was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods, increased taxation in certain international jurisdictions, combined with the effects of the Tax Cuts and Jobs Act enacted in December 2017, or the Tax Reform Act.

Nine Months Ended September 30, 2018 and 2017

Net results for the first nine months of 2018 decreased $151.4 million compared to the first nine months of 2017, primarily due to lower contract drilling revenue, higher interest expense and other non-operating charges. These negative factors were partially offset by the favorable impact of reduced depreciation expense, a lower impairment charge and a higher income tax benefit recorded during the first nine months of 2018, combined with the absence of a $35.4 million loss on extinguishment of our senior notes recognized during the 2017 period. Contract drilling services contributed operating income of $271.5 million for the first nine months of 2018, compared to operating income of $515.6 million in the same period of 2017, reflecting a challenged contract drilling market during 2018.

Operating Results. Contract drilling revenue decreased $279.4 million during the first nine months of 2018 compared to the same period of 2017, primarily due to 701 fewer revenue-earning days ($245.7 million), combined with the effect of lower average daily revenue earned ($42.1 million). Revenue-earning days decreased during the first nine months of 2018, primarily due to fewer revenue-earning days for previously-owned rigs that operated during the first nine months of 2017 (377 days), incremental downtime for planned shipyard projects, including related mobilization days (211 days), incremental downtime attributable to the warm stacking of rigs between contracts (95 days) and an increase in non-productive days (18 days). Average daily revenue decreased during the first nine months of 2018, compared to the same period of 2017, primarily due to lower dayrates earned by several of our rigs as a result of the renegotiation of existing contracts under mutually favorable terms and new contracts at lower dayrates than previously contracted during 2017. The decrease in revenue was partially offset by $8.4 million in loss-of-hire insurance proceeds received during the first nine months of 2018 related to contract terminations for two jack-up rigs in a prior year.

Contract drilling expense, excluding depreciation, decreased $35.3 million during the first nine months of 2018 compared to the same period in 2017, primarily due to reduced costs for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the first nine months of 2017 ($44.4 million), partially offset by increased costs for our current rig fleet. Contract drilling expense for our current fleet increased a net $9.1 million during the first nine months of 2018, reflecting increased costs for fuel, repairs and maintenance, inspections, mobilization of rigs and equipment rentals. Contract drilling expense for our current fleet during the 2018 period also reflected reductions in labor and personnel costs, agency fees and shorebase support costs and overhead, primarily as a result of our continuing cost control initiatives and the deferral of costs associated with contract preparation activities on certain of our rigs as they prepare for new contracts. Depreciation expense decreased $17.0 million during the first nine months of 2018 compared to the same period of 2017, primarily due to a lower depreciable asset base as a result of asset impairments recognized during 2017.

General and administrative expense increased $15.8 million, primarily due to a $17.5 million charge for settlement of a previously pending legal claim, partially offset by the favorable effect of lower administrative payroll costs resulting from restructuring initiatives.

Impairment of Assets. During the second quarter of 2018, we recorded an impairment loss of $27.2 million to recognize a reduction in fair value (less costs to sell) of the Ocean Scepter, a jack-up rig that was reported in “Assets held for sale” in our audited Consolidated Balance Sheets at December 31, 2017 and sold in July 2018. During the second quarter of 2017, we recognized an aggregate impairment charge of $71.3 million with respect to the carrying values of two floaters, one of which was sold during the first quarter of 2018. See Notes 1 and 3 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs. In late 2017, our management approved and initiated a plan to restructure our worldwide operations, which also included a reduction in workforce at our corporate facilities and onshore bases. During the first nine months of 2018, we recognized $4.9 million in restructuring and other employee separation related costs for additional redundant employees that were identified in 2018.

Interest Expense, Net of Amounts Capitalized. Interest expense increased $8.8 million during the first nine months of 2018 compared to the same period of 2017, primarily as a result of incremental interest expense associated with our senior notes issued in August 2017 ($6.5 million) and interest charges related to foreign customs and payroll tax assessments ($4.6 million), partially offset by the reversal of accrued interest on assessments due to the expiry of statutes of limitations in certain tax jurisdictions.

Income Tax Benefit. We recorded a net income tax benefit of $59.3 million for the nine-month period ended September 30, 2018, compared to $36.6 million for the comparable 2017 period. Income tax benefit for the 2018 period included a tax benefit of $43.3 million due to the reversal of an uncertain tax position related to the toll charge recognized in the fourth quarter of 2017 for the deemed repatriation of previously deferred earnings of our non-U.S. subsidiaries in response to the Tax Reform Act. Further guidance issued by the Internal Revenue Service in 2018 clarified certain of our tax positions taken and, consequently, in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, we reversed our liability for an uncertain tax position related to the toll charge. Notwithstanding the reversal of the uncertain tax position, the difference in the amount of income tax benefit recognized in the 2018 period, compared to the comparable period of 2017, was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods, combined with the effects of the Tax Reform Act, the income tax treatment of impairment losses recognized in the second quarters of 2018 and 2017 and increased taxation in certain international jurisdictions.

Liquidity and Capital Resources

We principally rely on our cash flows from operations and cash reserves to meet our liquidity needs. We may also utilize borrowings under our credit agreements that provide for maximum borrowings of up to $1.275 billion, all of which was available to us as of November 2, 2018. See “– Amendment to Existing Credit Agreement” and “– New Credit Agreement.” In addition, as of October 1, 2018, our contractual backlog was $2.0 billion of which $0.2 billion is expected to be realized during the remainder of 2018.

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

To the extent available, we expect to utilize the operating cash flows generated by and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each entity’s respective working capital requirements and capital commitments. At September 30, 2018 and December 31, 2017, we had cash available for current operations of $201.9 million and $376.0 million, respectively. We also had investments in U.S. Treasury bills of $274.7 million at September 30, 2018, which mature at various times through November 2018.

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

Based on our cash available for current operations and contractual backlog, we believe future capital spending and debt service requirements will be funded from our cash and cash equivalents, future operating cash flows and borrowings under our credit agreements, as needed. See “– Sources and Uses of Cash – Capital Expenditures.”

We pay dividends at the discretion of our Board of Directors, or Board, and any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs, contractual obligations and other factors that our Board considers relevant at that time. We did not pay any dividends in 2017 or during the first nine months of 2018.

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not purchase any shares of our outstanding common stock during the nine-month periods ended September 30, 2018 and 2017.

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

Sources and Uses of Cash

During the nine-month period ended September 30, 2018, our primary sources of cash were an aggregate $188.8 million generated by operating activities and proceeds of $69.5 million, primarily from the sale of the Ocean Scepter in July 2018 and the Ocean Victory in January 2018. Cash usage during the nine-month period ended September 30, 2018 was primarily $272.5 million for purchases of marketable securities, net of maturities, and for capital expenditures aggregating $159.8 million.

Cash Flow from Operations. Cash flow from operations for the nine-month period ended September 30, 2018 decreased $177.9 million compared to the nine-month period ended September 30, 2017, primarily due to lower cash receipts for contract drilling services ($219.9 million), partially offset by a net decrease in cash expenditures for contract drilling services and other working capital requirements ($2.6 million) and lower income tax payments, net of refunds ($39.4 million).

Capital Expenditures. As of the date of this report, we expect total capital expenditures for 2018 to aggregate approximately $220 million for our capital maintenance and replacement programs.

At September 30, 2018, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of September 30, 2018, the total net unrecognized tax benefits related to uncertain tax positions was $63.9 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Amendment to Existing Credit Agreement

On October 2, 2018, we amended our 5-year revolving credit agreement, dated as of September 28, 2012, as amended, or the Existing Credit Agreement, which, among other things, reduced the maximum availability under the agreement to $325.0 million. As of September 30, 2018, we were in compliance with all covenant requirements under the Existing Credit Agreement.

New Credit Agreement

On October 2, 2018, Diamond Offshore Drilling, Inc., as the U.S. borrower, and DFAC, as the foreign borrower, entered into a senior 5-year revolving credit agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, or the New Credit Agreement. The maximum amount of borrowings available under the New Credit Agreement is $950.0 million and may be used for general corporate purposes, including investments, acquisitions and capital expenditures. The New Credit Agreement, which matures on October 2, 2023, provides for a swingline subfacility of $100.0 million and a letter of credit subfacility in the amount of $250.0 million.

See Note 13 “Subsequent Events” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

As of November 2, 2018, no borrowings or letters of credit were outstanding under the Existing Credit Agreement or the New Credit Agreement.

Credit Ratings

On August 30, 2018, S&P Global Ratings, or S&P, downgraded our corporate credit rating to B from B+; the rating outlook from S&P remains negative. On August 1, 2018, Moody’s Investor Services, or Moody’s, downgraded our corporate credit rating to B2 from Ba3; the rating outlook from Moody’s remains negative. Market conditions and other factors, many of which are outside of our control, could cause our credit ratings to be further lowered. Any further downgrade in our credit ratings could adversely impact our cost of issuing additional debt and the amount of additional debt that we could issue, and could further restrict our access to capital markets and our ability to raise funds by issuing additional debt. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

On October 5, 2018, Moody’s downgraded our senior unsecured notes credit rating to B3 from B2; the rating outlook from Moody’s remains negative. Any further downgrade in our credit ratings would cause an increase in the fees and interest rates we pay under our New Credit Agreement.

Other Commercial Commitments—Letters of Credit

We were contingently liable as of September 30, 2018 in the amount of $19.9 million under certain performance, tax, bid and customs bonds and letters of credit. Agreements relating to approximately $14.2 million of tax and customs bonds can require collateral at any time. As of September 30, 2018, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration (in thousands).

		For the Years Ending December 31,
	Total	2018	2019	2020	2021
Other Commercial Commitments
Tax bonds	$9,275	$—	$6,110	$—	$3,165
Custom bonds	6,204	810	5,394	—	—
Bid bonds	3,200	3,200	—	—	—
Performance bonds	1,000	—	1,000	—	—
Other	232	—	232	—	—

Total obligations	$19,911	$4,010	$12,736	$—	$3,165

Off-Balance Sheet Arrangements

At September 30, 2018 and December 31, 2017, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

•

future amounts payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract, including the timing and revenue associated therewith;

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

At September 30, 2018, we had investments in U.S. Treasury bills of $274.7 million, which expose us to interest rate risk arising from changes in the level or volatility of interest rates. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of our investments and the resulting effect on stockholders’ equity. The analysis provides the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period.

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2018, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant. Based on this analysis, our estimated market risk exposure related to our investment in U.S. Treasury bills would have been $0.2 million.

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

There were no other material changes in our market risk components for the nine months ended September 30, 2018. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 9 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of certain material risk factors facing our company. No material changes have been made to such risk factors as of September  30, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended September 30, 2018, in connection with the vesting of restricted stock units held by our officers and certain of our employees, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	964	$20.86	N/A	N/A
August 1, 2018 through August 31, 2018	—	—	N/A	N/A
September 1, 2018 through September 30, 2018	—	—	N/A	N/A

Total	964	$20.86	N/A	N/A

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated By-Laws (as amended through July 23, 2018) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 24, 2018).

10.1	5-Year Revolving Credit Agreement, dated as of October 2, 2018, among Diamond Offshore Drilling, Inc., as the U.S. borrower, Diamond Foreign Asset Company, as the foreign borrower, Wells Fargo Bank, National Association, as administrative agent and swingline lender, the issuing banks named therein and the lenders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 4, 2018).

Exhibit No.	Description of Exhibit

10.2	Amendment No. 6 and Consent to Credit Agreement and Successor Agency Agreement, dated as of October 2, 2018, among Diamond Offshore Drilling, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wilmington Trust, National Association, as successor administrative agent, the lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 4, 2018).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date November 5, 2018	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date November 5, 2018	/s/ Beth G. Gordon
Beth G. Gordon
Vice President and Controller (Chief Accounting Officer)