Form 10-Q
period 2019-03-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2019-04-29
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 25, 2019 Common stock, $0.01 par value per share   137,690,627 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$122,840	$154,073
Marketable securities	249,858	299,849
Accounts receivable, net of allowance for bad debts	189,381	168,620
Prepaid expenses and other current assets	170,232	163,396
Assets held for sale	491	—
Total current assets	732,802	785,938
Drilling and other property and equipment, net of
accumulated depreciation	5,170,858	5,184,222
Other assets	208,824	65,534
Total assets	$6,112,484	$6,035,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,284	$43,933
Accrued liabilities	197,877	172,228
Taxes payable	15,096	20,685
Total current liabilities	273,257	236,846
Long-term debt	1,974,365	1,973,922
Deferred tax liability	97,810	104,380
Other liabilities	255,176	135,893
Total liabilities	2,600,608	2,451,041
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 144,606,992 shares issued and 137,580,203 shares outstanding at March 31, 2019; 144,383,662 shares issued and 137,438,353 shares outstanding at December 31, 2018)	1,446	1,444
Additional paid-in capital	2,019,555	2,018,143
Retained earnings	1,696,087	1,769,415
Accumulated other comprehensive gain	2	21
Treasury stock, at cost (7,026,789 and 6,945,309 shares of common stock at March 31, 2019 and December 31, 2018, respectively)	(205,214)	(204,370)
Total stockholders’ equity	3,511,876	3,584,653
Total liabilities and stockholders’ equity	$6,112,484	$6,035,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Contract drilling	$226,697	$287,926
Revenues related to reimbursable expenses	6,845	7,584
Total revenues	233,542	295,510
Operating expenses:
Contract drilling, excluding depreciation	167,429	184,689
Reimbursable expenses	6,743	7,470
Depreciation	86,898	81,825
General and administrative	17,312	18,513
Restructuring and separation costs	—	3,011
Loss (gain) on disposition of assets	4,287	(510)
Total operating expenses	282,669	294,998
Operating (loss) income	(49,127)	512
Other income (expense):
Interest income	2,414	1,637
Interest expense, net of amounts capitalized	(29,925)	(28,318)
Foreign currency transaction (loss) gain	(1,085)	447
Other, net	333	580
Loss before income tax benefit	(77,390)	(25,142)
Income tax benefit	4,062	44,463
Net (loss) income	$(73,328)	$19,321
(Loss) Earnings per share, Basic and Diluted	$(0.53)	$0.14
Weighted-average shares outstanding:
Shares of common stock	137,522	137,294
Dilutive potential shares of common stock	—	201
Total weighted-average shares outstanding	137,522	137,495

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(73,328)	$19,321
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net (loss) income	(1)	(2)
Investments in marketable securities:
Unrealized holding gain	14	-
Reclassification adjustment for gain included in net (loss) income	(32)	-
Total other comprehensive loss	(19)	(2)
Comprehensive (loss) income	$(73,347)	$19,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2019	144,383,662	$1,444	$2,018,143	$1,769,415	$21	6,945,309	$(204,370)	$3,584,653
Net loss	—	—	—	(73,328)	—	—	—	(73,328)
Stock-based compensation, net of tax	223,330	2	1,412	—	—	81,480	(844)	570
Net loss on investments	—	—	—	—	(18)	—	—	(18)
Net loss on derivative financial instruments	—	—	—	—	(1)	—	—	(1)
March 31, 2019	144,606,992	$1,446	$2,019,555	$1,696,087	$2	7,026,789	$(205,214)	$3,511,876

	Three Months Ended March 31, 2018
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
December 31, 2017	144,085,292	$1,441	$2,011,397	$1,964,497	$(5)	6,857,510	$(203,069)	$3,774,261
Impact of change in accounting principle	—	—	—	(14,812)	—	—	—	(14,812)
Adjusted balance at January 1, 2018	144,085,292	$1,441	$2,011,397	$1,949,685	$(5)	6,857,510	$(203,069)	$3,759,449
Net income	—	—	—	19,321	—	—	—	19,321
Stock-based compensation, net of tax	164,271	1	1,596	—	—	49,082	(733)	864
Net loss on derivative financial instruments	—	—	—	—	(2)	—	—	(2)
March 31, 2018	144,249,563	$1,442	$2,012,993	$1,969,006	$(7)	6,906,592	$(203,802)	$3,779,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net (loss) income	$(73,328)	$19,321
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	86,898	81,825
Loss (gain) on disposition of assets	4,287	(510)
Deferred tax provision	(7,769)	(49,089)
Stock-based compensation expense	1,414	1,597
Contract liabilities, net	11,980	(500)
Contract assets, net	(1,922)	611
Deferred contract costs, net	(6,244)	10,827
Other assets, noncurrent	98	228
Other liabilities, noncurrent	(570)	(1,811)
Other	(1,517)	3,182
Changes in operating assets and liabilities:
Accounts receivable	(20,761)	56,962
Prepaid expenses and other current assets	604	2,381
Accounts payable and accrued liabilities	13,329	(36,542)
Taxes payable	(3,637)	(4,713)
Net cash provided by operating activities	2,862	83,769
Investing activities:
Capital expenditures	(85,890)	(31,483)
Proceeds from maturities of marketable securities	1,000,000	—
Purchase of marketable securities	(948,298)	—
Proceeds from disposition of assets, net of disposal costs	95	1,427
Net cash used in investing activities	(34,093)	(30,056)
Financing activities:
Other	(2)	(66)
Net cash used in financing activities	(2)	(66)
Net change in cash and cash equivalents	(31,233)	53,647
Cash and cash equivalents, beginning of period	154,073	376,037
Cash and cash equivalents, end of period	$122,840	$429,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-13926).

As of April 25, 2019, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of comprehensive income or loss, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASU 2016-02, which (i) requires lessees to recognize a right of use asset and a lease liability on the balance sheet for most leases, (ii) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards and (iii) requires enhanced disclosure of qualitative and quantitative information about an entity's leasing arrangements.

We adopted ASU 2016-02 effective January 1, 2019 using an optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured under the new accounting standard. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting for leases. In our adoption of ASU 2016-02, we also utilized a transition practical expedient package whereby we did not reassess (i) whether any of our expired or existing contracts contain a lease, (ii) the classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The adoption of this standard resulted in the recording of operating lease assets and offsetting operating lease liabilities of $146.8 million as of January 1, 2019, with no related impact on our unaudited Condensed Consolidated Statements of Stockholders’ Equity. See Note 9.

Upon adoption of ASU 2016-02, we concluded that our drilling contracts contain a lease component for the use of our drilling rigs based on the updated definition of a lease. However, ASU 2016-02 provides for a practical expedient for lessors whereby, under certain circumstances, the lessor may combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. We have determined that our current drilling contracts qualify for this practical expedient and have combined the lease and service components of our standard drilling contracts. We continue to account for the combined component under ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or collectively Topic 606.

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

Dayrate and other revenue for activities, which correspond to a distinct time increment within the contract term, are recognized in the period when the services are performed. Consideration for activities that are not distinct within the context of our contracts and do not correspond to a distinct time increment within the contract term is allocated across the single performance obligation and recognized ratably in proportion to the actual services performed over the initial term of the contract (which is the period we estimate to be benefited from the corresponding activities and generally ranges from two to 60 months). Such consideration may include mobilization, demobilization, contract preparation and capital modification revenue that is stipulated in our drilling contracts.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	March 31,	December 31,
	2019	2018
Trade receivables	$179,805	$160,463
Current contract assets (1)	8,755	6,832
Noncurrent contract assets (1)	2,107	2,107
Current contract liabilities (deferred revenue) (1)	(6,840)	(2,803)
Noncurrent contract liabilities (deferred revenue) (1)	(25,667)	(17,723)

(1)

Contract assets and contract liabilities may reflect balances which have been netted together on a contract basis. Net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, and net noncurrent contract asset and liability balances are included in “Other assets” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2019	$8,939
Contract liabilities at January 1, 2019	(20,526)
Net balance at January 1, 2019	(11,587)
Decrease due to amortization of revenue included in the beginning contract liability balance	2,049
Increase due to cash received, excluding amounts recognized as revenue during the period	(14,029)
Increase due to revenue recognized during the period but contingent on future performance	1,922
Net balance at March 31, 2019	$(21,645)
Contract assets at March 31, 2019	$10,862
Contract liabilities at March 31, 2019	(32,507)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2019 (in thousands):

	For the Years Ending December 31,
	2019(1)	2020	2021	2022	Total
Mobilization and contract preparation revenue	$2,691	$351	$510	$124	$3,676
Capital modification revenue	5,651	4,524	—	—	10,175
Blended rate revenue	—	11,118	11,427	—	22,545
Total	$8,342	$15,993	$11,937	$124	$36,396

(1)	Represents the nine-month period beginning April 1, 2019.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included.  The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in Topic 606 and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

3. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Trade receivables	$179,805	$160,463
Value added tax receivables	14,671	13,237
Related party receivables	103	174
Other	261	205
	194,840	174,079
Allowance for bad debts	(5,459)	(5,459)
Total	$189,381	$168,620

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred contract costs	$78,707	$70,021
Prepaid taxes	54,786	54,412
Rig spare parts and supplies	18,085	20,256
Current contract assets	8,755	6,832
Prepaid insurance	1,609	2,742
Other	8,290	9,133
Total	$170,232	$163,396

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and benefits	$39,690	$47,564
Rig operating expenses	38,278	42,323
Accrued capital project/upgrade costs	29,902	37,379
Interest payable	36,813	28,234
Current operating lease liability	29,334	—
Personal injury and other claims	5,356	5,544
Deferred revenue	6,840	2,803
Other	11,664	8,381
Total	$197,877	$172,228

We adopted ASU 2016-02 effective January 1, 2019, which required us to recognize a right of use asset and a lease liability on the balance sheet for virtually all leases.  See Note 9.

Condensed Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Accrued but unpaid capital expenditures at period end	$29,902	$14,104
Common stock withheld for payroll tax obligations (1)	844	733
Cash interest payments	19,688	19,688
Cash income taxes paid, net of (refunds):
Foreign	8,700	2,033
State	(15)	2

(1)

Represents the cost of 81,480 shares and 49,082 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units in the three months ended March 31, 2019 and 2018, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and 2018, respectively.

4. Earnings (Loss) Per Share

A reconciliation of the numerators and the denominators of our basic and diluted per-share computations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net (loss) income – basic and diluted numerator	$(73,328)	$19,321
Weighted average shares – basic (denominator):	137,522	137,294
Dilutive effect of stock-based awards	—	201
Weighted average shares including conversions – diluted (denominator)	137,522	137,495
(Loss) earnings per share:
Basic	$(0.53)	$0.14
Diluted	$(0.53)	$0.14

The following table sets forth the share effects of stock-based awards excluded from the computations of diluted (loss) earnings per share, as the inclusion of such potentially dilutive shares would have been antidilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee and director:
Stock appreciation rights	1,022	1,237
Restricted stock units	1,027	623

5. Marketable Securities

We report our investments as current assets in our unaudited Condensed Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 6.

Our investments in marketable securities are classified as available for sale and are summarized as follows (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gain	Market Value
U.S. Treasury bills (due within one year)	$249,842	$16	$249,858

	December 31, 2018
	Amortized Cost	Unrealized Gain	Market Value
U.S. Treasury bills (due within one year)	$299,813	$36	$299,849

6. Financial Instruments and Fair Value Disclosures

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base has consisted primarily of major and independent oil and gas companies and government-owned oil companies. Based on our current customer base and the geographic areas in which we operate, we do not believe that we have any significant concentrations of credit risk at March 31, 2019.

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

Level 1

Quoted prices for identical instruments in active markets. Level 1 assets include short-term investments such as money market funds and U.S. Treasury bills. Our Level 1 assets at March 31, 2019 consisted of cash held in money market funds of $109.1 million and investments in U.S. Treasury bills of $249.9 million. Our Level 1 assets at December 31, 2018 consisted of cash held in money market funds of $135.8 million and investments in U.S. Treasury bills of $299.8 million.

Level 2

Quoted market prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. We had no Level 2 assets or liabilities as of March 31, 2019 or December 31, 2018.

Level 3

Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level 3 assets and liabilities generally include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation or for which there is a lack of transparency as to the inputs used. We had no Level 3 assets as of March 31, 2019 or December 31, 2018.

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. Assets measured at fair value are summarized below (in thousands).

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Recurring fair value measurements:
Short-term investments	$359,027	$—	$—	$359,027

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Recurring fair value measurements:
Short-term investments	$435,671	$—	$—	$435,671

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

We consider our senior notes to be Level 2 liabilities under the GAAP fair value hierarchy and, accordingly, the fair value of our senior notes was derived using a third-party pricing service at March 31, 2019 and December 31, 2018. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our senior notes are shown below (in millions).

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$214.4	$249.5	$185.0	$249.5
7.875% Senior Notes due 2025	482.5	497.0	415.0	496.8
5.70% Senior Notes due 2039	336.2	497.2	305.0	497.2
4.875% Senior Notes due 2043	474.4	748.9	416.3	748.9

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

7. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2019	2018
Drilling rigs and equipment	$8,149,585	$8,210,824
Land and buildings	63,916	63,757
Office equipment and other	92,095	91,819
Cost	8,305,596	8,366,400
Less: accumulated depreciation	(3,134,738)	(3,182,178)
Drilling and other property and equipment, net	$5,170,858	$5,184,222

During the three-month period ended March 31, 2019, we retired or scrapped certain rig equipment, a significant portion of which was fully depreciated, and also transferred the net book value of a previously impaired semisubmersible rig, the Ocean Guardian, to “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2019. We have entered into an agreement to sell the Ocean Guardian and expect to complete the sale in the second quarter of 2019 for a net gain.

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

Other Litigation. We have been named in various other claims, lawsuits or threatened actions that are incidental to the ordinary course of our business, including a claim by one of our customers in Brazil, Petróleo Brasileiro S.A., or Petrobras, that it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that it must pay to the Brazilian tax authorities for our applicable portion of withholding taxes related to Petrobras’ charter agreements with its contractors. Additionally, tax authorities in Brazil have issued tax assessments on intercompany revenue between our subsidiaries doing business in Brazil that, if upheld by the Brazilian courts, could result in additional taxes, interest and penalties for which the fully assessed amounts would be material to our financial statements. We intend to defend these matters vigorously; however, litigation is inherently unpredictable, and the ultimate outcome or effect of any claim, lawsuit or action cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of any litigation matter. Any claims against us, whether meritorious or not, could cause us to incur significant costs and expenses and require significant amounts of management and operational time and resources. In the opinion of our management, no pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Personal Injury Claims. Under our insurance policies, which are scheduled to renew on May 1, 2019, our deductibles for marine liability insurance coverage with respect to personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, which primarily result from Jones Act liability in the U.S. Gulf of Mexico, are expected to be $5.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. Our deductibles for personal injury claims arising due to named windstorms in the U.S. Gulf of Mexico are $25.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $25.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2019 our estimated liability for personal injury claims was $25.8 million, of which $4.9 million and $20.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2018 our estimated liability for personal injury claims was $27.9 million, of which $5.2 million and $22.7 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;
•	significant changes in the volume of personal injury claims;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other. We were contingently liable as of March 31, 2019 in the amount of $25.7 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $17.1 million of tax and customs bonds can require collateral at any time. As of March 31, 2019, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf, securing certain of these bonds.

9. Leases and Lease Commitments

Our leasing activities primarily consist of operating leases for shorebase offices, office and information technology equipment, employee housing, vehicles, onshore storage yards and certain rig equipment and tools.  Our leases have terms ranging from one month to ten years, some of which include options to extend the lease for up to five years and/or to terminate the lease within one year.

Additionally, we are participants in four sale and leaseback arrangements with a subsidiary of GE Oil & Gas, or GE, pursuant to the 2016 sale of certain blowout preventers and related well control equipment, or Well Control Equipment, on our drillships and corresponding agreements to lease back that equipment under ten-year operating leases for approximately $26 million per year with renewal options for two successive five-year periods. At the time of the transactions with GE, the carrying value of the Well Control Equipment exceeded the aggregate proceeds received from the sale, resulting in the recognition of prepaid rent, which was being amortized over the respective terms of the leases. On January 1, 2019, as a result of the adoption of ASU 2016-02, the aggregate remaining prepaid rent balances of $3.9 million and $10.6 million, previously recorded as “Prepaid expenses and other current assets” and “Other assets,” respectively, were reclassified to a right-of-use lease asset within “Other assets” in our unaudited Condensed Consolidated Balance Sheets and continue to be amortized over the remaining terms of the leases. In connection with the sale and leaseback transactions, we also entered into a ten-year service agreement with another GE affiliate pertaining to the Well Control Equipment. Such services include management of maintenance, certification and reliability with respect to such equipment.

In applying the standard, we utilize an exemption for short-term leases whereby we do not record leases with terms of one year or less on the balance sheet. We have also made an accounting policy election to not separate lease components from non-lease components for each of our classes of underlying assets, except for subsea equipment, which includes the Well Control Equipment discussed above. At inception, the consideration for the overall Well Control Equipment arrangement was allocated between the lease and service components based on an estimation of stand-alone selling price of each component, which maximized observable inputs. The costs associated with the service portion of the agreement are accounted for separately from the cost attributable to the equipment leases based on that allocation and thus, are not included in our right-of-use lease asset or lease liability balances. The non-lease components for each of our other classes of assets generally relate to maintenance, monitoring and security services and are not separated from their respective lease components.

The lease term used for calculating our right-of-use assets and lease liabilities is determined by considering the noncancelable lease term, as well as any extension options that we are reasonably certain to exercise. The determination to include option periods is generally made by considering the activity in the region or for the rig corresponding to the respective lease, among other contract-based and market-based factors. We have used our incremental borrowing rate to discount future lease payments as the rate implicit in our leases is not readily determinable.  To arrive at our incremental borrowing rate, we consider our unsecured borrowings and then adjust those rates to assume full collateralization and to factor in the individual lease term and payment structure.

Total operating lease expense for the three months ended March 31, 2019 was $9.4 million, of which $1.3 million related to short-term leases. Total operating lease expense for the three months ended March 31, 2018 was $7.6 million.

Supplemental information related to leases is as follows (in thousands, except weighted-average data):

Three Months Ended March 31, 2019
Operating cash flows used for operating leases	$11,302
Right-of-use assets obtained in exchange for lease liabilities	714
Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	9.24%

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

2019	$28,373
2020	27,144
2021	26,565
2022	26,281
2023	26,280
Thereafter	64,062
Total lease payments	$198,705

Maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

2019 (excluding three months ended March 31, 2019)	$23,739
2020	27,865
2021	26,545
2022	26,296
2023	26,280
2024	26,352
Thereafter	37,710
Total lease payments	194,787
Less: interest	(51,737)
Total lease liability	$143,050
Amounts recognized in unaudited Condensed Consolidated Balance Sheet:
Accrued liabilities	$29,334
Other liabilities	113,716
Total operating lease liability	$143,050

Operating lease assets, including prepaid rent balances related to the GE transaction, totaling $157.0 million are included in “Other assets” in our unaudited Condensed Consolidated Balance Sheets as of March 31, 2019.

As of March 31, 2019, we have three additional operating leases for mooring equipment to be used on our rigs that have not yet commenced. These agreements provide for fixed lease payments of approximately $12 million to be paid over each of the respective lease terms, or an aggregate of approximately $36 million. These leases are expected to commence in April, May and September of 2019, and each is expected to have a lease term of approximately ten years.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2019, our active drilling rigs were located offshore three countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed and, unless otherwise noted, reflect earnings attributable to our floater rigs (drillships and semisubmersibles).

The following tables provide information about disaggregated revenue by primary geographical market (in thousands):

	Three Months Ended March 31, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$138,632	$1,946	$140,578
South America	53,284	30	53,314
Europe	24,609	1,907	26,516
Australia	10,172	2,962	13,134
Total	$226,697	$6,845	$233,542

	Three Months Ended March 31, 2018
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States(1)	$164,439	$2,137	$166,576
South America	54,268	1	54,269
Europe	11,392	1,378	12,770
Australia/Asia	57,827	4,068	61,895
Total	$287,926	$7,584	$295,510

(1)	Includes $4.8 million in loss-of-hire insurance proceeds received in 2018 related to early contract terminations in prior years for two jack-up rigs that previously worked in Mexico.

11 . Income Taxes

In response to our interpretation of the Tax Cuts and Jobs Act, commonly referred to as theTax Reform Act, which was signed into law in late December 2017, we recorded a provisional net tax expense of $1.1 million during the fourth quarter of 2017, which included a charge relating to the one-time mandatory repatriation of previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by our U.S. subsidiaries, inclusive of the utilization of certain tax attributes offset by a provisional liability for uncertain tax positions related to such attributes. Due to the timing of the enactment of the Tax Reform Act, there has been and continues to be a significant amount of uncertainty as to the appropriate application of a number of the underlying provisions, pending further guidance and clarification from the relevant authorities. In 2018, the U.S. Department of the Treasury and Internal Revenue Service, or IRS, issued additional guidance which we believe clarified certain of our tax positions taken in 2017 and, consequently, during the first quarter of 2018, we reversed a $43.3 million liability for an uncertain tax position related to the deemed repatriation of accumulated non-U.S. earnings in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, or SAB 118.  SAB 118 allowed companies to report the income tax benefits of the Tax Reform Act as a provisional amount based on a reasonable estimate, subject to adjustment during a reasonable measurement period, not to exceed 12 months, until the accounting and analysis under the FASB’s Accounting Standards Codification No. 740, Income Taxes is complete.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report, Item 1A, “Risk Factors,” included in Part II of this report and our audited consolidated financial statements (including the notes thereto), Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 16 floater rigs (four drillships and 12 semisubmersibles), of which three rigs are currently cold-stacked. In late 2018, we initiated the reactivation and upgrade of the Ocean Onyx, which we expect to complete in the latter part of 2019. The Ocean Guardian is excluded from our current fleet count as its sale is currently pending and is expected to close in the second quarter of 2019.

Market Overview

Brent crude oil closed in the high $60-per-barrel level at the end of the first quarter of 2019, averaging mid-$60 per barrel for the quarter. Demand and offshore utilization continued to increase during the first quarter of 2019, with industry-wide floater utilization averaging near 65% at the end of March 2019, based on analyst reports. However, dayrates remain low compared to previous periods, as the increase in oil prices from earlier lows has not resulted in significantly higher dayrates. Industry analysts indicate that, historically, utilization rates must increase to the 80%-range before pricing power shifts to the drilling contractor from the customer. There is some optimism within the industry, and among analysts, that offshore contract drilling activity will increase over the next two years, as additional capital investments in offshore projects are made and cost efficiencies are achieved.

During 2018 and continuing into 2019, there has been an increase in contract tenders for 2020 and 2021 floater project commencements, primarily for work in the North Sea and Australia markets. Industry analysts also predict that there will be additional opportunities in the West Africa market in the near term. Presently, many of these tenders have been limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.

From a supply perspective, industry analysts have reported that despite a decrease in the global supply of floater rigs over the past four years, the offshore contract drilling market remains oversupplied. Rig attrition has slowed in 2019, with only three floaters having been retired during 2019 as of the date of this report. Industry reports indicate that approximately 40 newbuild floaters remain on order with deliveries currently scheduled between 2019 and 2022, most of which have not yet been contracted for future work, and more than 50 projected contracted floater rollovers are estimated to occur during the remainder of 2019. In addition, several rig reactivations were announced during 2018 and in early 2019, including the recent and ongoing reactivations of our Ocean Endeavor and Ocean Onyx, respectively. These factors provide for a continued, challenging offshore drilling market in the near term.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2019 through 2022.

Contract Drilling Backlog

Our contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Our utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

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

The following table reflects our contract drilling backlog as of April 1, 2019 (based on information available at that time), January 1, 2019 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2018), and April 1, 2018 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018) (in thousands).

	April 1, 2019 (1)	January 1, 2019 (1)	April 1, 2018
Contract Drilling Backlog	$1,762,000	$1,973,000	$2,177,000

(1)

Contract drilling backlog as of April 1, 2019 and January 1, 2019 excludes future commitment amounts totaling $135.0 million payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of our contract drilling backlog by year as of April 1, 2019 (in thousands).

	For the Years Ending December 31,
	Total	2019 (1)	2020	2021	2022
Contract Drilling Backlog (2)	$1,762,000	$652,000	$811,000	$256,000	$43,000

(1)	Represents the nine-month period beginning April 1, 2019.
(2)

Contract drilling backlog as of April 1, 2019 excludes future gross margin commitments of $30.0 million for 2019, $30.0 million for 2020 and an aggregate $75.0 million for the 2021 through 2023 period payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the three respective periods, pursuant to terms of an existing contract.

The following table reflects the percentage of rig days committed by year as of April 1, 2019. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2019 (1)	2020	2021	2022
Rig Days Committed (2)	72%	64%	20%	3%

(1)	Represents the nine-month period beginning April 1, 2019.
(2)

As of April 1, 2019, includes approximately 635 days, 130 days and 45 days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2019 and for the years 2020 and 2021, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. During 2019, we expect to spend approximately 635 days for contract preparation, reactivation of rigs, mobilization of rigs, upgrades and surveys, including an aggregate of approximately 295 days for upgrades, reactivation activities and contract preparation for the Ocean Endeavor and Ocean Onyx prior to their contract commencements. We also expect to spend an aggregate of approximately 205 days for special surveys and rig upgrades for the Ocean BlackHawk, Ocean BlackHornet and Ocean BlackRhino, approximately 60 days for a special survey and upgrades for the Ocean Courage and an aggregate of approximately 75 days for the mobilization of the Ocean Apex and the Ocean Monarch. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our current insurance policy, which is scheduled to renew on May 1, 2019, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss-of-hire insurance policies to cover our rigs.

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Our primary insurance policies are scheduled to renew effective May 1, 2019. Under these policies our deductibles for marine liability coverage related to insurable events arising due to named windstorms in the U.S. Gulf of Mexico will remain $25.0 million for the first occurrence, with no aggregate deductible, and vary in amounts ranging between $25.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. Our deductibles for other marine liability coverage, including personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, are expected to be $5.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02, which, among other things, requires lessees to recognize a right of use asset and a lease liability for virtually all leases. See Note 1 “General Information - Recently Adopted Accounting Pronouncements” and Note 9 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. There were no other material changes to these policies during the three months ended March 31, 2019.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands, except days, daily amounts and percentages)
REVENUE-EARNING DAYS (1)	734	808
UTILIZATION (2)	48%	52%
AVERAGE DAILY REVENUE (3)	$309,000	$350,600
REVENUE RELATED TO CONTRACT DRILLING SERVICES	$226,697	$287,926
REVENUE RELATED TO REIMBURSABLE EXPENSES	6,845	7,584
TOTAL REVENUES	$233,542	$295,510
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$167,429	$184,689
REIMBURSABLE EXPENSES	$6,743	$7,470
OPERATING (LOSS) INCOME
Contract drilling services, net	$59,268	$103,237
Reimbursable expenses, net	102	114
Depreciation	(86,898)	(81,825)
General and administrative expense	(17,312)	(18,513)
Restructuring and separation costs	-	(3,011)
(Loss) gain on disposition of assets	(4,287)	510
Total Operating (Loss) Income	$(49,127)	$512
Other income (expense):
Interest income	2,414	1,637
Interest expense, net of amounts capitalized	(29,925)	(28,318)
Foreign currency transaction (loss) gain	(1,085)	447
Other, net	333	580
Loss before income tax benefit	(77,390)	(25,142)
Income tax benefit	4,062	44,463
NET (LOSS) INCOME	$(73,328)	$19,321

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including three and five cold-stacked rigs at March 31, 2019 and 2018, respectively).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per revenue-earning day.

Three Months Ended March 31, 2019 and 2018

Net results for the first quarter of 2019 decreased $92.6 million compared to the first quarter of 2018, reflecting lower margins from our contract drilling services, primarily driven by lower contract drilling revenue. Contract drilling services contributed operating income of $59.3 million during the first quarter of 2019, compared to $103.2 million in the first quarter of 2018. Our results for the first quarter of 2019 were also negatively impacted by a lower tax benefit recognized, compared to the prior year quarter, a $4.3 million loss on the sale of scrapped rig equipment recognized in the first quarter of 2019 and higher depreciation expense of $5.1 million, primarily due to capital expenditures made in the latter part of 2018 and the completion of software implementation projects.

Operating Results. Contract drilling revenue decreased $61.2 million during the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower average daily revenue earned ($30.5 million), the effect of 74 fewer revenue-earning days ($25.9 million) and the absence of $4.8 million in loss of hire insurance proceeds recognized during the first quarter of 2018 related to contract terminations for two jack-up rigs in a prior year. Comparing the two quarters, average daily revenue decreased primarily due to lower dayrates earned by some of our rigs as a result of renegotiating certain existing contracts during 2018 and a lower dayrate earned by the Ocean GreatWhite, which commenced operations under a new contract in the U.K. during the first quarter of 2019. Revenue-earning days decreased, compared to the prior year quarter, due to incremental downtime for planned shipyard projects (96 days) and fewer revenue-earning days for the Ocean Guardian, which is currently classified as held for sale (30 days), partially offset by the favorable impact of fewer mobilization and non-productive days (52 days).

Contract drilling expense, excluding depreciation, decreased $17.3 million during the first quarter of 2019 compared to the same quarter in 2018, reflecting reduced costs for currently cold-stacked and previously-owned rigs, which had incurred contract drilling expense in the first quarter of 2018 ($9.3 million). Contract drilling expense for our current floater fleet reflected reduced labor and related expenses ($7.7 million), primarily due to the utilization of personnel for capitalizable shipyard projects, fuel ($3.6 million) and other rig operating expenses ($1.7 million). Cost reductions in the first quarter of 2019 were partially offset by an increase in costs for repairs and maintenance ($2.2 million), rig mobilization ($1.1 million) and overhead and shorebase support ($1.7 million).

Restructuring and Separation Costs. In late 2017, our management approved and initiated a plan to restructure our worldwide operations, which also included a reduction in workforce at our corporate facilities and onshore bases. During the first quarter of 2018, we recognized and paid $3.0 million in restructuring and other employee separation related costs for additional redundant employees that were identified in early 2018. Restructuring activities associated with the plan were substantially completed in 2018.

Income Tax Benefit. We recorded a net income tax benefit of $4.1 million for the first quarter of 2019, compared to an income tax benefit of $44.5 million for the same quarter of 2018. During the first quarter of 2018, we recognized a tax benefit of $43.3 million due to the reversal of an uncertain tax position related to the toll charge recognized in the fourth quarter of 2017 for the deemed repatriation of previously deferred earnings of our non-U.S. subsidiaries in response to the Tax Cuts and Jobs Act enacted in December 2017. Other than the reversal of the uncertain tax position, the difference in the amount of tax benefit recognized between the periods was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods.

Liquidity and Capital Resources

We principally rely on our cash flows from operations and cash reserves to meet our liquidity needs. We may also utilize borrowings under our credit agreements that provide for maximum borrowings of up to $1.235 billion, all of which was available to us as of April 25, 2019. In addition, as of April 1, 2019, our contractual backlog was $1.8 billion, of which $0.7 billion is expected to be realized during the remainder of 2019.

Our worldwide earnings and cash balances are available to finance both our domestic and foreign activities. We record the withholding income tax impact, if any, associated with the potential distribution of earnings of our foreign subsidiaries; however, we have not provided income tax on the outside basis difference of our international subsidiaries as management does not intend to dispose of these subsidiaries. We expect to utilize existing structuring alternatives to mitigate any potential liability should a disposition take place.

At March 31, 2019, we had cash available for current operations of $122.8 million and investments in U.S. Treasury bills of $249.9 million.

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

Based on our cash available and contract drilling backlog, we believe our 2019 capital spending and debt service requirements will be funded from our cash and cash equivalents, future operating cash flows and borrowings under our credit agreements, as needed. We expect, based on our current forecast, that we will utilize a portion of the availability under our credit agreements in the latter part of 2019 to meet our short-term liquidity requirements. See “– Sources and Uses of Cash – Rig Reactivation, Upgrades and Other Capital Expenditures.”

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not purchase any shares of our outstanding common stock during the three-month period ended March 31, 2019.

We may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current credit ratings, current market conditions and other factors beyond our control.

Sources and Uses of Cash

During the three-month period ended March 31, 2019, our operating activities generated $2.9 million, while cash usage for the three-month period ended March 31, 2019 was primarily for capital expenditures aggregating $85.9 million.

Cash Flow from Operations. Cash flow from operations for the three-month period ended March 31, 2019 decreased $80.9 million compared to the three-month period ended March 31, 2018, primarily due to lower cash receipts for contract drilling services ($129.0 million), partially offset by a net decrease in cash expenditures for contract drilling services and other working capital requirements ($37.3 million) and lower income tax payments, net of refunds ($10.7 million). The decline in operating cash flow is reflective of the continued stagnation of the offshore contract drilling market during the first quarter of 2019.

Rig Reactivation, Upgrades and Other Capital Expenditures. As of the date of this report, we expect capital expenditures in 2019 to be approximately $340 million to $360 million. Projects for 2019 include (i) approximately $110 million in capitalized costs associated with the reactivation and upgrade of the Ocean Onyx, (ii) approximately $20 million associated with the reactivation of the Ocean Endeavor and (iii) other capital expenditures under our capital maintenance and replacement programs, including equipment upgrades for the Ocean BlackHawk, Ocean BlackHornet and Ocean Courage.

At March 31, 2019, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of March 31, 2019, the total net unrecognized tax benefits related to uncertain tax positions was $82.8 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

We have various obligations corresponding to our lease arrangements. See Note 9 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Credit Ratings

Our current corporate credit ratings from S&P Global Ratings, or S&P, and Moody’s Investor Services, or Moody’s, are B and B2, respectively, and our current senior unsecured notes credit rating from Moody’s is B3. The rating outlook from both S&P and Moody’s is negative. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. One or more of these occurrences could limit our ability to pursue other business opportunities.

Other Commercial Commitments - Letters of Credit

There were no material changes to our commercial commitments as of March 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Off-Balance Sheet Arrangements

At March 31, 2019 and December 31, 2018, we had no off-balance sheet debt or other off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 “General Information – Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of recently issued accounting pronouncements.

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

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;

•	declaration and payment of dividends;
•	financing plans;
•	market outlook;
•	tax planning and effects of the Tax Reform Act;
•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
•	budgets for capital and other expenditures;
•	timing and duration of required regulatory inspections for our drilling rigs;
•	timing and cost of completion of capital projects;
•	delivery dates and drilling contracts related to capital projects or rig acquisitions;
•	the reactivation of and future contracts for the Ocean Endeavor and Ocean Onyx;
•	the sale of the Ocean Guardian;
•	plans and objectives of management;
•	scrapping retired rigs;
•	purchasing or constructing rigs;
•	asset impairments and impairment evaluations;
•	our internal controls and internal control over financial reporting;
•	performance of contracts;
•	purchases of our securities;
•	compliance with applicable laws; and
•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A, “Risk Factors,” included in Part II of this report .

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2019. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 8 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes a restatement of one such risk factor and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.  Except as presented below, no material changes have been made to such risk factors as of March 31, 2019.

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

In addition, some of our drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate us for the loss of the contract. In some cases, our drilling contracts may permit the customer to terminate the contract without cause, upon little or no notice or without making an early termination payment to us. During depressed market conditions, such as those currently in effect, certain customers have utilized such contract clauses to seek to renegotiate or terminate a drilling contract or claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers may seek to renegotiate the terms of our existing drilling contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. As a result of such contract renegotiations or terminations, our contract backlog may be adversely impacted. We might not recover any compensation (or any recovery we obtain may not fully compensate us for the loss of the contract) and we may be required to idle one or more rigs for an extended period of time. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1

Specimen Cash Incentive Award Agreement for executive officers under the Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended on June 28, 2018) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 20, 2019).

10.2

Specimen Cash Incentive Award Agreement for the Chief Executive Officer under the Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended on June 28, 2018) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 20, 2019).

10.3

Specimen Restricted Stock Unit Award Agreement for executive officers under the Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 20, 2019).

10.4

Specimen Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 20, 2019).

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

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date April 29, 2019	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date April 29, 2019		/s/ Beth G. Gordon
Beth G. Gordon
Vice President and Controller (Chief Accounting Officer)