Form 10-Q
period 2019-06-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2019-08-05
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(Zip Code)

(281) 492-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DO	New York Stock Exchange

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

As of July 31, 2019 Common stock, $0.01 par value per share   137,694,313 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED JUNE 30, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$147,509	$154,073
Marketable securities	149,945	299,849
Accounts receivable, net of allowance for bad debts	163,086	168,620
Prepaid expenses and other current assets	130,124	163,396
Total current assets	590,664	785,938
Drilling and other property and equipment, net of
accumulated depreciation	5,163,696	5,184,222
Other assets	222,876	65,534
Total assets	$5,977,236	$6,035,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,533	$43,933
Accrued liabilities	192,194	172,228
Taxes payable	16,722	20,685
Total current liabilities	269,449	236,846
Long-term debt	1,974,816	1,973,922
Deferred tax liability	74,281	104,380
Other liabilities	259,793	135,893
Total liabilities	2,578,339	2,451,041
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 144,764,125 shares issued and 137,690,627 shares outstanding at June 30, 2019; 144,383,662 shares issued and 137,438,353 shares outstanding at December 31, 2018)	1,448	1,444
Additional paid-in capital	2,021,095	2,018,143
Retained earnings	1,582,099	1,769,415
Accumulated other comprehensive (loss) gain	(6)	21
Treasury stock, at cost (7,073,498 and 6,945,309 shares of common stock at June 30, 2019 and December 31, 2018, respectively)	(205,739)	(204,370)
Total stockholders’ equity	3,398,897	3,584,653
Total liabilities and stockholders’ equity	$5,977,236	$6,035,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Contract drilling	$207,273	$265,353	$433,970	$553,279
Revenues related to reimbursable expenses	9,433	3,508	16,278	11,092
Total revenues	216,706	268,861	450,248	564,371
Operating expenses:
Contract drilling, excluding depreciation	224,782	189,321	392,210	374,010
Reimbursable expenses	9,313	3,414	16,057	10,884
Depreciation	88,253	81,825	175,151	163,650
General and administrative	15,294	18,236	32,605	36,749
Impairment of assets	—	27,225	—	27,225
Restructuring and separation costs	—	1,265	—	4,276
Gain on disposition of assets	(9,436)	(50)	(5,149)	(560)
Total operating expenses	328,206	321,236	610,874	616,234
Operating loss	(111,500)	(52,375)	(160,626)	(51,863)
Other income (expense):
Interest income	1,933	2,001	4,346	3,638
Interest expense, net of amounts capitalized	(31,159)	(29,585)	(61,084)	(57,903)
Foreign currency transaction (loss) gain	(721)	411	(1,806)	858
Other, net	105	262	438	842
Loss before income tax benefit	(141,342)	(79,286)	(218,732)	(104,428)
Income tax benefit	27,354	10,012	31,416	54,475
Net loss	$(113,988)	$(69,274)	$(187,316)	$(49,953)
Loss per share, Basic and Diluted	$(0.83)	$(0.50)	$(1.36)	$(0.36)
Weighted-average shares outstanding:
Shares of common stock	137,691	137,429	137,607	137,362
Dilutive potential shares of common stock	—	—	—	—
Total weighted-average shares outstanding	137,691	137,429	137,607	137,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(113,988)	$(69,274)	$(187,316)	$(49,953)
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net loss	(2)	(1)	(3)	(3)
Investments in marketable securities:
Unrealized holding gain	9	31	23	31
Reclassification adjustment for gain included in net loss	(15)	-	(47)	-
Total other comprehensive (loss) gain	(8)	30	(27)	28
Comprehensive loss	$(113,996)	$(69,244)	$(187,343)	$(49,925)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
April 1, 2019	144,606,992	$1,446	$2,019,555	$1,696,087	$2	7,026,789	$(205,214)	$3,511,876
Net loss	—	—	—	(113,988)	—	—	—	(113,988)
Stock-based compensation, net of tax	157,133	2	1,540	—	—	46,709	(525)	1,017
Net loss on investments	—	—	—	—	(6)	—	—	(6)
Net loss on derivative financial instruments	—	—	—	—	(2)	—	—	(2)
June 30, 2019	144,764,125	$1,448	$2,021,095	$1,582,099	$(6)	7,073,498	$(205,739)	$3,398,897

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2019	144,383,662	$1,444	$2,018,143	$1,769,415	$21	6,945,309	$(204,370)	$3,584,653
Net loss	—	—	—	(187,316)	—	—	—	(187,316)
Stock-based compensation, net of tax	380,463	4	2,952	—	—	128,189	(1,369)	1,587
Net loss on investments	—	—	—	—	(24)	—	—	(24)
Net loss on derivative financial instruments	—	—	—	—	(3)	—	—	(3)
June 30, 2019	144,764,125	$1,448	$2,021,095	$1,582,099	$(6)	7,073,498	$(205,739)	$3,398,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – Continued

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended June 30, 2018
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
April 1, 2018	144,249,563	$1,442	$2,012,993	$1,969,006	$(7)	6,906,592	$(203,802)	$3,779,632
Net loss	—	—	—	(69,274)	—	—	—	(69,274)
Anti-dilution adjustment	—	—	—	3	—	—	—	3
Stock options exercised	3,773	—	—	—	—	—	—	—
Stock-based compensation, net of tax	120,670	2	869	—	—	36,498	(532)	339
Net gain on investments	—	—	—	—	31	—	—	31
Net loss on derivative financial instruments	—	—	—	—	(1)	—	—	(1)
June 30, 2018	144,374,006	$1,444	$2,013,862	$1,899,735	$23	6,943,090	$(204,334)	$3,710,730

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
December 31, 2017	144,085,292	$1,441	$2,011,397	$1,964,497	$(5)	6,857,510	$(203,069)	$3,774,261
Impact of change in accounting principle	—	—	—	(14,812)	—	—	—	(14,812)
Adjusted balance at January 1, 2018	144,085,292	$1,441	$2,011,397	$1,949,685	$(5)	6,857,510	$(203,069)	$3,759,449
Net loss	—	—	—	(49,953)	—	—	—	(49,953)
Anti-dilution payments	—	—	—	3	—	—	—	3
Stock options exercised	3,773	—	—	—	—	—	—	—
Stock-based compensation, net of tax	284,941	3	2,465	—	—	85,580	(1,265)	1,203
Net gain on investments	—	—	—	—	31	—	—	31
Net loss on derivative financial instruments	—	—	—	—	(3)	—	—	(3)
June 30, 2018	144,374,006	$1,444	$2,013,862	$1,899,735	$23	6,943,090	$(204,334)	$3,710,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(187,316)	$(49,953)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	175,151	163,650
Loss on impairment of assets	—	27,225
Gain on disposition of assets	(5,149)	(560)
Deferred tax provision	(31,125)	(61,160)
Stock-based compensation expense	2,956	2,468
Contract liabilities, net	14,017	(3,255)
Contract assets, net	(566)	(956)
Deferred contract costs, net	26,879	24,703
Other assets, noncurrent	(118)	742
Other liabilities, noncurrent	3	(3,849)
Other	(1,300)	2,577
Changes in operating assets and liabilities:
Accounts receivable	5,534	53,451
Prepaid expenses and other current assets	(2,002)	28
Accounts payable and accrued liabilities	9,961	(21,466)
Taxes payable	(9,608)	(2,878)
Net cash (used in) provided by operating activities	(2,683)	130,767
Investing activities:
Capital expenditures	(172,335)	(90,432)
Proceeds from maturities of marketable securities	2,025,000	300,000
Purchase of marketable securities	(1,872,107)	(573,837)
Proceeds from disposition of assets, net of disposal costs	15,573	1,723
Net cash used in investing activities	(3,869)	(362,546)
Financing activities:
Other	(12)	(90)
Net cash used in financing activities	(12)	(90)
Net change in cash and cash equivalents	(6,564)	(231,869)
Cash and cash equivalents, beginning of period	154,073	376,037
Cash and cash equivalents, end of period	$147,509	$144,168

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

As of July 26, 2019, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

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

We adopted ASU 2016-02 effective January 1, 2019 using an optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured under the new accounting standard. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting for leases. In our adoption of ASU 2016-02, we also utilized a transition practical expedient package whereby we did not reassess (i) whether any of our expired or existing contracts contain a lease, (ii) the classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The adoption of this standard resulted in the recording of operating lease assets and offsetting operating lease liabilities of $146.8 million as of January 1, 2019, with no related impact on our unaudited Condensed Consolidated Statements of Stockholders’ Equity. See Note 10.

Upon adoption of ASU 2016-02, we concluded that our drilling contracts contain a lease component for the use of our drilling rigs based on the updated definition of a lease. However, ASU 2016-02 provides for a practical expedient for lessors whereby, under certain circumstances, the lessor may combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. We have determined that our current drilling contracts qualify for this practical expedient and have combined the lease and service components of our standard drilling contracts. We continue to account for the combined component under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or collectively Topic 606.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. The amended standard broadens the information that an entity must consider in developing its estimate of expected credit losses, requiring an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable and supportable forecasts. The guidance is effective for interim and annual periods beginning after December 15, 2019 and will be applied using a modified retrospective method with a cumulative effect adjustment to beginning retained earnings. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

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

Dayrate and other revenue for activities that correspond to a distinct time increment within the contract term are recognized in the period in which the services are performed. Consideration for activities that are not distinct within the context of our contracts and do not correspond to a distinct time increment within the contract term is allocated across the single performance obligation and recognized ratably in proportion to the actual services performed over the initial term of the contract (which is the period we estimate to be benefited from the corresponding activities and generally ranges from two to 60 months). Such consideration may include mobilization, demobilization, contract preparation and capital modification revenue that is stipulated in our drilling contracts.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	June 30,	December 31,
	2019	2018
Trade receivables	$153,638	$160,463
Current contract assets (1)	7,398	6,832
Noncurrent contract assets (1)	2,107	2,107
Current contract liabilities (deferred revenue) (1)	(9,521)	(2,803)
Noncurrent contract liabilities (deferred revenue) (1)	(25,023)	(17,723)

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2019	$8,939
Contract liabilities at January 1, 2019	(20,526)
Net balance at January 1, 2019	(11,587)
Decrease due to amortization of revenue included in the beginning contract liability balance	3,681
Increase due to cash received, excluding amounts recognized as revenue during the period	(17,698)
Increase due to revenue recognized during the period but contingent on future performance	2,535
Decrease due to transfer to receivables during the period	(926)
Adjustments	(1,044)
Net balance at June 30, 2019	$(25,039)
Contract assets at June 30, 2019	$9,505
Contract liabilities at June 30, 2019	(34,544)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2019 (in thousands):

	For the Years Ending December 31,
	2019 (1)	2020	2021	2022	Total
Mobilization and contract preparation revenue	$3,071	$571	$632	$124	$4,398
Capital modification revenue	3,364	4,937	229	—	8,530
Blended rate revenue	—	16,933	5,542	—	22,475
Total	$6,435	$22,441	$6,403	$124	$35,403

(1)	Represents the six-month period beginning July 1, 2019.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included.  The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in Topic 606 and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

3. Impairment of Assets

2019 Evaluation.  During the second quarter of 2019, we evaluated three of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the undiscounted probability-weighted cash flow for each rig was in excess of its respective carrying value. As a result, we concluded that no impairment of these rigs had occurred at June 30, 2019.

As of June 30, 2019, there were ten rigs in our drilling fleet not previously written down to scrap, for which there were no current indicators that their carrying amounts may not be recoverable and, thus, were not evaluated for impairment. If market fundamentals in the offshore oil and gas industry deteriorate further or a projected market recovery is further delayed, we may be required to recognize additional impairment losses in future periods.

2018 Impairment. During the second quarter of 2018, we recorded an impairment loss of $27.2 million to recognize a reduction in fair value of the Ocean Scepter, a jack-up rig that was marketed for sale at that time. We estimated the fair value of the impaired jack-up rig using a market approach based on a signed agreement to sell the rig, less estimated costs to sell. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved as the sale had not yet been completed at the time of our analysis. The Ocean Scepter was sold in July 2018.

4. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Trade receivables	$153,638	$160,463
Value added tax receivables	14,314	13,237
Related party receivables	133	174
Other	460	205
	168,545	174,079
Allowance for bad debts	(5,459)	(5,459)
Total	$163,086	$168,620

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred contract costs	$45,736	$70,021
Prepaid taxes	45,621	54,412
Rig spare parts and supplies	17,873	20,256
Current contract assets	7,398	6,832
Prepaid insurance	4,490	2,742
Other	9,006	9,133
Total	$130,124	$163,396

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and benefits	$43,340	$47,564
Rig operating expenses	39,980	42,323
Accrued capital project/upgrade costs	32,916	37,379
Interest payable	28,234	28,234
Current operating lease liability	19,697	—
Personal injury and other claims	5,408	5,544
Deferred revenue	9,521	2,803
Shorebase and administrative costs	5,190	6,217
Other	7,908	2,164
Total	$192,194	$172,228

We adopted ASU 2016-02 effective January 1, 2019, which required us to recognize a right of use asset and a lease liability on the balance sheet for most leases.  See Note 10.

Condensed Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Accrued but unpaid capital expenditures at period end	$32,916	$12,714
Common stock withheld for payroll tax obligations (1)	1,369	1,265
Cash interest payments	56,531	56,531
Cash income taxes paid, net of (refunds):
Foreign	10,025	4,035
State	(15)	2

(1)

Represents the cost of 128,189 shares and 85,580 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units in the six-month periods ended June 30, 2019 and 2018, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and 2018, respectively.

5. Loss Per Share

We present basic and diluted net income (loss) per share on our Condensed Consolidated Statements of Operations.  Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (common share equivalents) were exercised or converted into common stock, unless the effect would be antidilutive.  For all periods in which we experience a net loss, all shares of common stock issuable upon exercise of outstanding stock appreciation rights and vesting of outstanding restricted stock units have been excluded from the calculation of weighted-average shares because their inclusion would be antidilutive.

The following table sets forth the share effects of stock-based awards excluded from the computations of diluted loss per share (in thousands).

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Employee and director:
Stock appreciation rights	994	1,144	1,008	1,207
Restricted stock units	1,273	1,194	1,151	1,133

6. Marketable Securities

We report our investments as current assets in our unaudited Condensed Consolidated Balance Sheets in “Marketable securities,” representing the investment of cash available for current operations. See Note 7.

Our investments in marketable securities are classified as available for sale and are summarized as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gain	Market Value
U.S. Treasury bills (due within one year)	$149,935	$10	$149,945

	December 31, 2018
	Amortized Cost	Unrealized Gain	Market Value
U.S. Treasury bills (due within one year)	$299,813	$36	$299,849

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. Since the market for our services is the offshore oil and gas industry, this customer base has consisted primarily of major and independent oil and gas companies and government-owned oil companies. Based on our current customer base and the geographic areas in which we operate, we do not believe that we have any significant concentrations of credit risk at June 30, 2019.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain to us, we perform a credit review on that customer. Based on that analysis, we may require that the customer present a letter of credit, prepay or provide other credit enhancements. We record a provision for bad debts on a case-by-case basis when facts and circumstances indicate that a customer receivable may not be collectible and, historically, losses on our trade receivables have been infrequent occurrences.

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

	June 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
U.S. Treasury bills	$149,945	$—	$—	$149,945
Money market funds	134,319	—	—	134,319
Total short-term investments	$284,264	$—	$—	$284,264

	Year ended December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
U.S. Treasury bills	$299,849	$—	$—	$299,849
Money market funds	135,822	—	—	135,822
Total short-term investments	$435,671	$—	$—	$435,671

We had no Level 2 or Level 3 assets or liabilities as of June 30, 2019 or December 31, 2018 that were required to be valued at fair value on a recurring basis.

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

Our senior notes are not measured at fair value; however, under the GAAP fair value hierarchy, our long-term debt would be considered Level 2 liabilities. The fair value of our senior notes was derived using a third-party pricing service at June 30, 2019 and December 31, 2018. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our senior notes are shown below (in millions).

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$210.0	$249.5	$185.0	$249.5
7.875% Senior Notes due 2025	475.0	497.1	415.0	496.8
5.70% Senior Notes due 2039	335.0	497.3	305.0	497.2
4.875% Senior Notes due 2043	465.0	748.9	416.3	748.9

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

8. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2019	2018
Drilling rigs and equipment	$8,228,429	$8,210,824
Land and buildings	63,795	63,757
Office equipment and other	91,887	91,819
Cost	8,384,111	8,366,400
Less: accumulated depreciation	(3,220,415)	(3,182,178)
Drilling and other property and equipment, net	$5,163,696	$5,184,222

In April 2019, we sold the Ocean Guardian, a previously impaired semisubmersible rig, for a net pre-tax gain of $14.3 million. In addition, during the six months ended June 30, 2019, we disposed of certain other property and equipment and recognized an aggregate net pre-tax loss of $9.2 million.

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

Personal Injury Claims. Under our insurance policies, our deductibles for marine liability insurance coverage with respect to personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, which primarily result from Jones Act liability in the U.S. Gulf of Mexico, are $5.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. Our deductibles for personal injury claims arising due to named windstorms in the U.S. Gulf of Mexico are $25.0 million for the first occurrence and vary in amounts ranging between $25.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2019 our estimated liability for personal injury claims was $25.2 million, of which $4.9 million and $20.3 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2018 our estimated liability for personal injury claims was $27.9 million, of which $5.2 million and $22.7 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other. We were contingently liable as of June 30, 2019 in the amount of $41.7 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $33.2 million of tax and customs bonds can require collateral at any time. As of June 30, 2019, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf, securing certain of these bonds.

10. Leases and Lease Commitments

Our leasing activities primarily consist of operating leases for shorebase offices, office and information technology equipment, employee housing, vehicles, onshore storage yards and certain rig equipment and tools.  Our leases have terms ranging from one month to ten years, some of which include options to extend the lease for up to five years and/or to terminate the lease within one year.

Additionally, we are participants in four sale and leaseback arrangements with a subsidiary of General Electric Company, or GE, pursuant to the 2016 sale of certain blowout preventers and related well control equipment, or Well Control Equipment, on our drillships and corresponding agreements to lease back that equipment under ten-year operating leases for approximately $26 million per year in the aggregate with renewal options for two successive five-year periods. At the time of the transactions with GE, the carrying value of the Well Control Equipment exceeded the aggregate proceeds received from the sale, resulting in the recognition of prepaid rent, which was being amortized over the respective terms of the leases. On January 1, 2019, as a result of the adoption of ASU 2016-02, the aggregate remaining prepaid rent balances of $3.9 million and $10.6 million, previously recorded as “Prepaid expenses and other current assets” and “Other assets,” respectively, were reclassified to a right-of-use lease asset within “Other assets” in our unaudited Condensed Consolidated Balance Sheets and continue to be amortized over the remaining terms of the leases. In connection with the sale and leaseback transactions, we also entered into a ten-year service agreement with a subsidiary of Baker Hughes, a GE company, or BHGE, another GE affiliate, pertaining to the Well Control Equipment. Such services include management of maintenance, certification and reliability with respect to such equipment.

In applying 2016-02, we utilize an exemption for short-term leases whereby we do not record leases with terms of one year or less on the balance sheet. We have also made an accounting policy election not to separate lease components from non-lease components for each of our classes of underlying assets, except for subsea equipment, which includes the Well Control Equipment discussed above. At inception, the consideration for the overall Well Control Equipment arrangement was allocated between the lease and service components based on an estimation of stand-alone selling price of each component, which maximized observable inputs. The costs associated with the service portion of the agreement are accounted for separately from the cost attributable to the equipment leases based on that allocation and thus, are not included in our right-of-use lease asset or lease liability balances. The non-lease components for each of our other classes of assets generally relate to maintenance, monitoring and security services and are not separated from their respective lease components.

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

Total operating lease expense for the three and six months ended June 30, 2019 was $9.5 million and $18.9   million, respectively, of which $0.8 million and $2.1 million, respectively, related to short-term leases. Total operating lease expense for the three and six months ended June 30, 2018 was $7.4 million and $15.0 million, respectively.

Supplemental information related to leases is as follows (in thousands, except weighted-average data):

Six Months Ended June 30, 2019
Operating cash flows used for operating leases	$20,659
Right-of-use assets obtained in exchange for lease liabilities	16,300
Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	8.63%

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

2019	$28,373
2020	27,144
2021	26,565
2022	26,281
2023	26,280
Thereafter	64,062
Total lease payments	$198,705

Maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

2019 (excluding six months ended June 30, 2019)	$17,079
2020	30,597
2021	28,702
2022	28,252
2023	28,236
2024	28,315
Thereafter	46,448
Total lease payments	207,629
Less: interest	(52,990)
Total lease liability	$154,639
Amounts recognized in unaudited Condensed Consolidated Balance Sheets:
Accrued liabilities	$19,697
Other liabilities	134,942
Total operating lease liability	$154,639

Operating lease assets, including prepaid rent balances related to the GE transaction, totaling $171.0 million are included in “Other assets” in our unaudited Condensed Consolidated Balance Sheets as of June 30, 2019.

As of June 30, 2019, we had an additional operating lease for mooring equipment to be used on a rig that has not yet commenced. The agreement, which is expected to commence in September 2019, provides for fixed lease payments of approximately $12 million in the aggregate to be paid over a lease term of  9.5 years.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2019, our active drilling rigs were located offshore three countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed and, unless otherwise noted, reflect earnings attributable to our floater rigs (drillships and semisubmersibles).

The following tables provide information about disaggregated revenue by primary geographical market (in thousands):

	Three Months Ended June 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$117,423	$1,603	$119,026
South America	29,139	(23)	29,116
Europe	39,413	2,930	42,343
Australia	21,298	4,923	26,221
Total	$207,273	$9,433	$216,706

	Six Months Ended June 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$256,055	$3,551	$259,606
South America	82,423	6	82,429
Europe	64,022	4,836	68,858
Australia	31,470	7,885	39,355
Total	$433,970	$16,278	$450,248

	Three Months Ended June 30, 2018
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States(1)	$162,202	$1,172	$163,374
South America	26,288	-	26,288
Europe	18,738	1,742	20,480
Australia/Asia	58,125	594	58,719
Total	$265,353	$3,508	$268,861

(1)	Includes $3.6 million in loss-of-hire insurance proceeds received in 2018 related to early contract terminations in prior years for two jack-up rigs that previously worked in Mexico.

	Six Months Ended June 30, 2018
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States(1)	$326,641	$3,309	$329,950
South America	80,556	1	80,557
Europe	30,130	3,120	33,250
Australia/Asia	115,952	4,662	120,614
Total	$553,279	$11,092	$564,371

(1)	Includes $8.4 million in loss-of-hire insurance proceeds received in 2018 related to early contract terminations in prior years for two jack-up rigs that previously worked in Mexico.

12. Income Taxes

 In June 2019, the Internal Revenue Service issued final regulations with respect to the calculation of the toll charge associated with the deemed repatriation of previously deferred earnings of our non-U.S. subsidiaries, or Transition Tax, in response to the Tax Cuts and Jobs Act enacted in 2017. Based on the new regulations, we recorded a net tax benefit of $14.2 million in the second quarter of 2019, primarily to reverse a previously recorded uncertain tax position related to the Transition Tax.

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

We provide contract drilling services to the energy industry around the globe with a fleet of 16 floater rigs (four drillships and 12 semisubmersibles), of which three rigs are currently cold-stacked. The reactivation and upgrade of the Ocean Onyx is continuing, and we expect the rig to begin contract preparation activities in late 2019 for an early 2020 contract commencement. The Ocean Guardian was sold during the second quarter of 2019.

Market Overview

During the second quarter of 2019, the average price for Brent crude oil was in the high $60-per-barrel level, and overall floater demand and offshore utilization increased marginally, with industry-wide floater utilization averaging near 66% at the end of June 2019, based on industry analyst reports. Within the floater rig class, the ultra-deepwater floaters remain the most distressed asset class, with industry-wide utilization reported at 63% at the end of the second quarter of 2019.  In general, dayrates remain low compared to previous periods, as the increase in oil prices from earlier lows has not resulted in significantly higher dayrates. Industry analysts indicate that, based on historical data, utilization rates have had to increase to the 80%-range before pricing power has shifted to the drilling contractor from the customer. Some analysts believe that the offshore contract drilling market will recover over the next two years, as additional offshore projects are expected to be sanctioned to replace oil and gas reserves and to meet predicted growing energy demand.  However, many of these are expected to be greenfield, or new oil and gas development, projects for which drilling does not typically commence until the second, third or fourth year of development.  Capital investments in offshore projects will also compete with onshore shale in the U.S.

During the first half of 2019, the number of contract tenders for 2020 and 2021 floater project commencements increased, primarily for work in the North Sea and Australia markets. Industry analysts also predict that there will be additional opportunities in the West Africa market in the near term. Presently, many of these tenders have been limited to single-well jobs, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.

From a supply perspective, industry analysts have reported that despite a decrease in the global supply of floater rigs over the past four years, the offshore contract drilling market remains oversupplied. Rig attrition has slowed, with only five floaters having been retired during 2019 as of the date of this report. However, recent mergers and acquisitions in the offshore drilling industry could result in additional rig retirements as drillers assess and optimize their fleets. Industry analysts report that there are approximately 100 cold-stacked floaters, which could potentially be reactivated, but reactivation costs can be substantial and generally increase the longer a rig remains cold stacked. In addition, industry reports indicate that approximately 40 newbuild floaters remain on order with deliveries currently scheduled between 2019 and 2022, most of which have not yet been contracted for future work, and approximately 50 projected contracted floater rollovers are estimated to occur during the remainder of 2019. These factors provide for a continued, challenging offshore drilling market in the near term.

As a result of these challenges, we and other offshore drillers are actively seeking ways to drive efficiency, reduce non-productive time on rigs and provide technical innovation to customers. New rig technology, automation and other operating and supply chain efficiencies are resulting in the faster drilling and completion of wells, leading to lower well costs for customers.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2019 through 2023.

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

The following table reflects our contract drilling backlog as of July 1, 2019 (based on information available at that time), January 1, 2019 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2018), and July 1, 2018 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (in thousands).

	July 1, 2019 (1)	January 1, 2019 (1)	July 1, 2018
Contract Drilling Backlog	$1,984,000	$1,973,000	$2,211,000

(1)

Contract drilling backlog as of July 1, 2019 and January 1, 2019 excludes future commitment amounts totaling approximately $130.0 million and $135 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of our contract drilling backlog by year as of July 1, 2019 (in thousands).

	For the Years Ending December 31,
	Total	2019 (1)	2020	2021	2022	2023
Contract Drilling Backlog (2)	$1,984,000	$459,000	$817,000	$376,000	$247,000	$85,000

(1)	Represents the six-month period beginning July 1, 2019.
(2)

Contract drilling backlog as of July 1, 2019 excludes future gross margin commitments totaling approximately $130.0 million, which is comprised of $30.0 million for 2019, approximately $25.0 million for 2020 and an aggregate $75.0 million for the 2021 through 2023 period.  These amounts are payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the three respective periods, pursuant to terms of an existing contract.

The following table reflects the percentage of rig days committed by year as of July 1, 2019. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2019 (1)	2020	2021	2022	2023
Rig Days Committed (2)	74%	68%	29%	16%	5%

(1)	Represents the six-month period beginning July 1, 2019.
(2)

As of July 1, 2019, includes approximately 380 days, 360 days and 55 days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2019 and for the years 2020 and 2021, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. In addition, our operating income is negatively impacted by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. We expect to spend approximately 380 days during the remainder of 2019 for upgrades, contract preparation and mobilization of rigs, which includes an aggregate of approximately 185 days for the completion of upgrades, reactivation activities and contract preparation for the Ocean Onyx prior to its contract commencement and an aggregate of approximately 155 days for special surveys and rig upgrades for the Ocean BlackHawk, Ocean BlackHornet and Ocean BlackRhino. In 2020, we expect to spend an aggregate of approximately 240 days for upgrades for the Ocean BlackRhino and a special survey and upgrades for the Ocean BlackLion, approximately 70 days for the mobilization of and contract preparation for the Ocean Monarch prior to its contract in Myanmar and approximately 50 days for mobilizations of other rigs. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Regulatory Compliance. In May 2019, the U.S. Department of the Interior’s Bureau of Safety and Environmental Enforcement, which governs offshore drilling in the U.S. Outer Continental Shelf, or OCS, issued its final Well Control Rule on blowout preventer systems and well control regulations.  The final Well Control Rule leaves 274 of the original 342 well control rule provisions unchanged, identified 68 provisions for revision and added 33 provisions to improve operations in the OCS. Based on our review of the final Well Control Rule, we do not believe that we will have any foreseeable material compliance issues and do not believe that any additional material equipment modifications will be required for our rigs currently working in the OCS.

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our current insurance policy, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $25.0 million per occurrence. We do not typically retain loss-of-hire insurance policies to cover our rigs.

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Under these policies our deductibles for marine liability coverage related to insurable events arising due to named windstorms in the U.S. Gulf of Mexico are $25.0 million for the first occurrence and vary in amounts ranging between $25.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year. Our deductibles for other marine liability coverage, including personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, are $5.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1,

2019, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02, which, among other things, requires lessees to recognize a right of use asset and a lease liability for most leases. See Note 1 “General Information - Recently Adopted Accounting Pronouncements” and Note 10 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. There were no other material changes to these policies during the six months ended June 30, 2019.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except days, daily amounts and percentages)
REVENUE-EARNING DAYS (1)	758	825	1,492	1,633
UTILIZATION (2)	51%	53%	49%	53%
AVERAGE DAILY REVENUE (3)	$273,400	$317,200	$290,900	$333,700
REVENUE RELATED TO CONTRACT DRILLING SERVICES	$207,273	$265,353	$433,970	$553,279
REVENUE RELATED TO REIMBURSABLE EXPENSES	9,433	3,508	16,278	11,092
TOTAL REVENUES	$216,706	$268,861	$450,248	$564,371
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$224,782	$189,321	$392,210	$374,010
REIMBURSABLE EXPENSES	$9,313	$3,414	$16,057	$10,884
OPERATING LOSS
Contract drilling services, net	$(17,509)	$76,032	$41,760	$179,269
Reimbursable expenses, net	120	94	221	208
Depreciation	(88,253)	(81,825)	(175,151)	(163,650)
General and administrative expense	(15,294)	(18,236)	(32,605)	(36,749)
Impairment of assets	-	(27,225)	-	(27,225)
Restructuring and separation costs	-	(1,265)	-	(4,276)
Gain on disposition of assets	9,436	50	5,149	560
Total Operating Loss	$(111,500)	$(52,375)	$(160,626)	$(51,863)
Other income (expense):
Interest income	1,933	2,001	4,346	3,638
Interest expense, net of amounts capitalized	(31,159)	(29,585)	(61,084)	(57,903)
Foreign currency transaction (loss) gain	(721)	411	(1,806)	858
Other, net	105	262	438	842
Loss before income tax benefit	(141,342)	(79,286)	(218,732)	(104,428)
Income tax benefit	27,354	10,012	31,416	54,475
NET LOSS	$(113,988)	$(69,274)	$(187,316)	$(49,953)

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including three and five cold-stacked rigs at June 30, 2019 and 2018, respectively).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per revenue-earning day.

Three Months Ended June 30, 2019 and 2018

Net results for the second quarter of 2019 decreased $44.7 million compared to the second quarter of 2018, reflecting lower margins from our contract drilling services, primarily driven by lower contract drilling revenue combined with an increase in contract drilling expenses. Contract drilling services contributed a $17.5 million operating loss during the second quarter of 2019, compared to operating income of $76.0 million in the second quarter of 2018. Our results for the second quarter of 2019 were also negatively impacted by higher depreciation expense of $6.4 million, primarily due to capital expenditures made since the latter part of 2018 and the completion of software implementation projects.  These unfavorable impacts to our net results were partially offset by a $9.4 million net gain on the disposition of assets and an incremental tax benefit of $17.3 million recognized during the second quarter of 2019, combined with the absence of an impairment charge and restructuring costs recorded in the second quarter of 2018.

Operating Results. Contract drilling revenue decreased $58.1 million during the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower average daily revenue earned ($33.2 million), the effect of 67 fewer revenue-earning days ($21.3 million) and the absence of $3.6 million in loss-of-hire insurance proceeds recognized during the second quarter of 2018 related to contract terminations for two jack-up rigs in a prior year. Comparing the two quarters, average daily revenue decreased primarily due to a lower dayrate earned by the Ocean GreatWhite, which commenced operations under a new contract in the U.K. during the first quarter of 2019. Revenue-earning days decreased, compared to the second quarter of 2018, due to incremental downtime for planned shipyard projects and mobilization of rigs (95 days) and fewer revenue-earning days for the Ocean Guardian, which operated throughout the second quarter of 2018 but was sold in 2019 (91 days), partially offset by the favorable impact of fewer non-productive days (119 days). Unplanned downtime for the Ocean Monarch for rig maintenance in the second quarter of 2019 was more than offset by lower unplanned downtime for the Ocean Courage, which was out-of-service for repairs during the second quarter of 2018, and incremental revenue-earning days for the Ocean Apex, which was warm stacked during the 2018 period.

Contract drilling expense, excluding depreciation, increased $35.5 million during the second quarter of 2019 compared to the second quarter of 2018, primarily due to incremental amortization of previously deferred contract preparation and mobilization costs ($30.2 million) and increased costs for our current floater fleet associated with labor and personnel ($6.7 million), equipment rental ($2.8 million) and overhead, shorebase support and other rig costs ($4.2 million).  These increases were partially offset by reduced costs for the previously-owned Ocean Guardian ($6.8 million).

Impairment of Assets. During the second quarter of 2018, we recorded an impairment loss of $27.2 million to recognize a reduction in fair value (less costs to sell) of the Ocean Scepter, a jack-up rig that was subsequently sold in July 2018. See Note 3 “Impairment of Assets” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Gain (loss) on disposition of assets.  During the second quarter of 2019, we recognized a pre-tax gain of $14.3 million on the sale of the Ocean Guardian, a previously impaired rig.  Additionally, we recognized an aggregate net pre-tax loss of $4.9 million on the disposal of certain other property and equipment during the quarter.

Income Tax Benefit. We recorded a net income tax benefit of $27.4 million for the second quarter of 2019, compared to an income tax benefit of $10.0 million for the same quarter of 2018. In June 2019, the Internal Revenue Service, or IRS, issued final regulations with respect to the calculation of the toll charge associated with the deemed repatriation of previously deferred earnings of our non-U.S. subsidiaries, or Transition Tax, in response to the Tax Cuts and Jobs Act enacted in 2017, commonly referred to as the Tax Reform Act. Based on the new regulations, we recorded a net tax benefit of $14.2 million in the second quarter of 2019.

Other than the adjustment to the Transition Tax liability, the difference in the amount of tax benefit recognized between the periods was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods.

Six Months Ended June 30, 2019 and 2018

Net results for the first half of 2019 decreased $137.4 million compared to the first half of 2018, reflecting lower margins from our contract drilling services, primarily driven by lower contract drilling revenue. Contract drilling services contributed operating income of $41.8 million during the first half of 2019, compared to $179.3 million in the first half of 2018. Our results for the first six months of 2019 were also negatively impacted by higher depreciation expense of $11.5 million, primarily due to recent capital expenditures and the completion of software implementation projects, and a lower income tax benefit recognized, compared to the prior year period ($23.1 million).  These unfavorable impacts to our net results were partially offset by a $5.2 million net gain on the disposition of assets during the first half of 2019 and the absence of impairment and restructuring charges recorded in the 2018 period.

Operating Results. Contract drilling revenue decreased $119.3 million during the first half of 2019 compared to the same period of 2018, primarily due to lower average daily revenue earned ($63.9 million), the effect of 141 fewer revenue-earning days ($47.0 million) and the absence of $8.4 million in loss-of-hire insurance proceeds recognized during the 2018 period. Comparing the two periods, average daily revenue decreased primarily due to lower dayrates earned by some of our rigs as a result of renegotiating certain existing contracts during 2018 and a lower dayrate earned by the Ocean GreatWhite, which commenced operations under a new contract in the U.K during the first quarter of 2019. Revenue-earning days decreased, compared to the prior year period, due to incremental downtime for planned shipyard projects (155 days) and fewer revenue-earning days for the Ocean Guardian (120 days), which was sold in April 2019, partially offset by the favorable impact of fewer mobilization and non-productive days (135 days).

Contract drilling expense, excluding depreciation, increased $18.2 million during the first half of 2019 compared to the first half of 2018, primarily due to incremental amortization of previously deferred contract preparation and mobilization costs ($34.9 million), combined with increased costs for our current floater fleet for equipment rental ($2.8 million) and overhead, shorebase support and other rig costs ($3.6 million).  These increases were partially offset by reduced costs for cold-stacked and previously-owned rigs, including the sold Ocean Guardian ($14.1 million), as well as lower costs for labor and personnel ($1.9 million) and fuel ($7.1 million) for our current fleet.

Restructuring and Separation Costs. In late 2017, our management approved and initiated a plan to restructure our worldwide operations, which also included a reduction in workforce at our corporate facilities and onshore bases. During the first half of 2018, we recognized $4.3 million in restructuring and other employee separation related costs pursuant to this plan. Restructuring activities associated with the plan were substantially completed in 2018.

Gain (loss) on disposition of assets.  In April 2019, we sold the previously-impaired Ocean Guardian and recognized a pre-tax gain of $14.3 million.  In addition, during the first six months ended June 30, 2019, we recognized an aggregate net pre-tax loss of $9.2 million on the disposal of certain other property and equipment.

Income Tax Benefit. We recorded a net income tax benefit of $31.4 million for the first six months of 2019, compared to an income tax benefit of $54.5 million for the same period of 2018. Income tax benefit for the 2018 period included a tax benefit of $43.3 million due to the reversal of an uncertain tax position related to the Transition Tax as a result of further guidance issued by the IRS that clarified certain of our tax positions taken and, consequently, allowed us to reverse the previously recognized liability. Pursuant to final regulations issued by the IRS in June 2019, we reduced our Transition Tax liability and recorded a net $14.2 million income tax benefit associated with the reduction in our estimate.

Other than these discrete tax adjustments, the difference in the amount of income tax benefit recognized in the 2019 period, compared to the comparable period of 2018, was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods.

Liquidity and Capital Resources

We principally rely on our cash flows from operations and cash reserves to meet our liquidity needs. We may also utilize borrowings under our credit agreements that provide for maximum borrowings of up to $1.2 billion, all of which was available to us as of July 26, 2019. In addition, as of July 1, 2019, our contractual backlog was $2.0 billion, of which $0.5 billion is expected to be realized during the second half of 2019.

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

At June 30, 2019, we had cash available for current operations of $147.5 million and investments in U.S. Treasury bills of $149.9 million.

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

Based on our cash available and contract drilling backlog, we believe our 2019 capital spending and debt service requirements will be funded from our cash and cash equivalents, future operating cash flows and borrowings under our credit agreements, as needed. We expect, based on our current forecast, to utilize a portion of the availability under our credit agreements, commencing in the first half of 2020, to meet our short-term liquidity requirements. See “– Sources and Uses of Cash – Rig Reactivation, Upgrades and Other Capital Expenditures.”

Depending on market conditions, we may, from time to time, purchase shares of our common stock in the open market or otherwise. We did not purchase any shares of our outstanding common stock during the six-month period ended June 30, 2019.

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

Sources and Uses of Cash

During the six-month period ended June 30, 2019, net cash usage for operating activities and capital expenditures was $2.7 million and $172.3 million, respectively. Our primary sources of cash during the same period were $152.9 million in proceeds from maturities of marketable securities, net of purchases, and $15.6 million in proceeds from the disposition of assets, primarily from the sale of the Ocean Guardian.

Cash Flow from Operations. Cash flow from operations for the six-month period ended June 30, 2019 decreased $133.5 million compared to the six-month period ended June 30, 2018, primarily due to lower cash receipts for contract drilling services ($143.7 million) and higher cash expenditures for interest and bank fees ($3.2 million) and income tax payments, net of refunds ($6.0 million), partially offset by a net decrease in cash expenditures related to contract drilling, shorebase support and general and administrative costs ($19.4 million).

Rig Reactivation, Upgrades and Other Capital Expenditures. As of the date of this report, we expect capital expenditures in 2019 to be approximately $360 million to $380 million for projects under our capital maintenance and replacement programs, including equipment upgrades for the Ocean BlackHawk, Ocean BlackHornet and Ocean Courage and other large shipyard projects. In addition, other specific projects for 2019 include (i) approximately $110 million in capitalized costs associated with the reactivation and upgrade of the Ocean Onyx and (ii) approximately $20 million associated with the reactivation of the Ocean Endeavor.

At June 30, 2019, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of June 30, 2019, the total net unrecognized tax benefits related to uncertain tax positions was $63.5 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

We have various obligations corresponding to our lease arrangements. See Note 10 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Credit Ratings

Our current corporate credit ratings from S&P Global Ratings, or S&P, and Moody’s Investor Services, or Moody’s, are B and B2, respectively, and our current senior unsecured notes credit rating from Moody’s is B3. The rating outlook from both S&P and Moody’s is negative. These credit ratings are below investment grade and could raise our cost of financing. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. These ratings could limit our ability to pursue other business opportunities.

Other Commercial Commitments - Letters of Credit

We were contingently liable as of June 30, 2019 in the amount of $41.7 million under certain tax, customs, performance and value-added tax, or VAT, bonds and letters of credit. Agreements relating to approximately $33.2 million of tax and customs bonds can require collateral at any time. As of June 30, 2019, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements cannot require collateral except in events of default. Banks have issued letters of credit on our behalf securing certain of these bonds. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration (in thousands).

		For the Years Ending December 31,
	Total	2019 (1)	2020	2021	2022
Other Commercial Commitments
Tax bonds	$25,114	$5,949	$-	$3,394	$15,771
Custom bonds	9,308	8,382	742	184	—
Performance bonds	7,100	—	1,000	6,100	—
VAT bonds	227	227	-	—	—
Total obligations	$41,749	$14,558	$1,742	$9,678	$15,771
(1)	Represents the six-month period beginning July 1, 2019.

Off-Balance Sheet Arrangements

At June 30, 2019 and December 31, 2018, we had no off-balance sheet debt or other off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 “General Information – Recently Adopted Accounting Pronouncements” and “ – Accounting Pronouncements Not Yet Adopted” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of recently issued accounting pronouncements.

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

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;
•	financing plans;
•	market outlook;
•	tax planning and effects of the Tax Reform Act;
•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
•	budgets for capital and other expenditures;
•	timing and duration of required regulatory inspections for our drilling rigs;
•	process and timing for acquiring regulatory permits and approvals for our drilling operations;
•	timing and cost of completion of capital projects;
•	delivery dates and drilling contracts related to capital projects or rig acquisitions;
•	the reactivation of and future contracts for the Ocean Onyx;
•	plans and objectives of management;
•	scrapping retired rigs;
•	purchasing or constructing rigs;
•	asset impairments and impairment evaluations;

•	our internal controls and internal control over financial reporting;
•	performance of contracts;
•	purchases of our securities;
•	future issuances of our securities;
•	compliance with applicable laws; and
•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A, “Risk Factors,” included in Part II of this report.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2019. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 9 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of certain material risk factors facing our company. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we restated one such risk factor.  No material changes have been made to such risk factors as of June 30, 2019.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated By-Laws (as amended through July 23, 2018) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 24, 2018).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

104*	The cover page of our Quarter Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 5, 2019	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date August 5, 2019		/s/ Beth G. Gordon
Beth G. Gordon
Vice President and Controller (Chief Accounting Officer)