Form 10-Q
period 2019-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2019-10-28
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019 Common stock, $0.01 par value per share   137,694,313 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$209,132	$154,073
Marketable securities	—	299,849
Accounts receivable, net of allowance for bad debts	237,621	168,620
Prepaid expenses and other current assets	66,669	163,396
Asset held for sale	1,000	—
Total current assets	514,422	785,938
Drilling and other property and equipment, net of
accumulated depreciation	5,150,876	5,184,222
Other assets	205,736	65,534
Total assets	$5,871,034	$6,035,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,760	$43,933
Accrued liabilities	190,204	172,228
Taxes payable	20,242	20,685
Total current liabilities	279,206	236,846
Long-term debt	1,975,275	1,973,922
Deferred tax liability	54,119	104,380
Other liabilities	257,110	135,893
Total liabilities	2,565,710	2,451,041
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 144,769,078 shares issued and 137,694,313 shares outstanding at September 30, 2019; 144,383,662 shares issued and 137,438,353 shares outstanding at December 31, 2018)	1,448	1,444
Additional paid-in capital	2,022,672	2,018,143
Retained earnings	1,486,971	1,769,415
Accumulated other comprehensive (loss) gain	(16)	21
Treasury stock, at cost (7,074,765 and 6,945,309 shares of common stock at September 30, 2019 and December 31, 2018, respectively)	(205,751)	(204,370)
Total stockholders’ equity	3,305,324	3,584,653
Total liabilities and stockholders’ equity	$5,871,034	$6,035,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Contract drilling	$242,315	$280,691	$676,284	$833,970
Revenues related to reimbursable expenses	11,705	5,631	27,984	16,723
Total revenues	254,020	286,322	704,268	850,693
Operating expenses:
Contract drilling, excluding depreciation	201,568	188,456	593,779	562,466
Reimbursable expenses	11,423	5,574	27,479	16,458
Depreciation	88,693	81,884	263,844	245,534
General and administrative	18,830	33,308	51,436	70,057
Impairment of assets	—	—	—	27,225
Restructuring and separation costs	—	649	—	4,925
Loss (gain) on disposition of assets	6,340	(506)	1,191	(1,066)
Total operating expenses	326,854	309,365	937,729	925,599
Operating loss	(72,834)	(23,043)	(233,461)	(74,906)
Other income (expense):
Interest income	1,317	2,364	5,664	6,001
Interest expense, net of amounts capitalized	(31,098)	(34,293)	(92,182)	(92,196)
Foreign currency transaction (loss) gain	(77)	(743)	(1,883)	115
Other, net	82	(179)	520	664
Loss before income tax benefit	(102,610)	(55,894)	(321,342)	(160,322)
Income tax benefit	7,482	4,782	38,898	59,257
Net loss	$(95,128)	$(51,112)	$(282,444)	$(101,065)
Loss per share, Basic and Diluted	$(0.69)	$(0.37)	$(2.05)	$(0.74)
Weighted-average shares outstanding:
Shares of common stock	137,694	137,434	137,636	137,386
Dilutive potential shares of common stock	—	—	—	—
Total weighted-average shares outstanding	137,694	137,434	137,636	137,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(95,128)	$(51,112)	$(282,444)	$(101,065)
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net loss	(2)	(2)	(5)	(5)
Investments in marketable securities:
Unrealized holding gain	-	6	23	37
Reclassification adjustment for gain included in net loss	(8)	(31)	(55)	(31)
Total other comprehensive (loss) gain	(10)	(27)	(37)	1
Comprehensive loss	$(95,138)	$(51,139)	$(282,481)	$(101,064)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
July 1, 2019	144,764,125	$1,448	$2,021,095	$1,582,099	$(6)	7,073,498	$(205,739)	$3,398,897
Net loss	—	—	—	(95,128)	—	—	—	(95,128)
Stock-based compensation, net of tax	4,953	—	1,577	—	—	1,267	(12)	1,565
Net loss on investments	—	—	—	—	(8)	—	—	(8)
Net loss on derivative financial instruments	—	—	—	—	(2)	—	—	(2)
September 30, 2019	144,769,078	$1,448	$2,022,672	$1,486,971	$(16)	7,074,765	$(205,751)	$3,305,324

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2019	144,383,662	$1,444	$2,018,143	$1,769,415	$21	6,945,309	$(204,370)	$3,584,653
Net loss	—	—	—	(282,444)	—	—	—	(282,444)
Stock-based compensation, net of tax	385,416	4	4,529	—	—	129,456	(1,381)	3,152
Net loss on investments	—	—	—	—	(32)	—	—	(32)
Net loss on derivative financial instruments	—	—	—	—	(5)	—	—	(5)
September 30, 2019	144,769,078	$1,448	$2,022,672	$1,486,971	$(16)	7,074,765	$(205,751)	$3,305,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – Continued

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended September 30, 2018
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
July 1, 2018	144,374,006	$1,444	$2,013,862	$1,899,735	$23	6,943,090	$(204,334)	$3,710,730
Net loss	—	—	—	(51,112)	—	—	—	(51,112)
Stock-based compensation, net of tax	4,506	—	1,568	—	—	964	(20)	1,548
Net loss on investments	—	—	—	—	(25)	—	—	(25)
Net loss on derivative financial instruments	—	—	—	—	(2)	—	—	(2)
September 30, 2018	144,378,512	$1,444	$2,015,430	$1,848,623	$(4)	6,944,054	$(204,354)	$3,661,139

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
December 31, 2017	144,085,292	$1,441	$2,011,397	$1,964,497	$(5)	6,857,510	$(203,069)	$3,774,261
Impact of change in accounting principle	—	—	—	(14,812)	—	—	—	(14,812)
Adjusted balance at January 1, 2018	144,085,292	$1,441	$2,011,397	$1,949,685	$(5)	6,857,510	$(203,069)	$3,759,449
Net loss	—	—	—	(101,065)	—	—	—	(101,065)
Anti-dilution payments	—	—	—	3	—	—	—	3
Stock options exercised	3,773	—	—	—	—	—	—	—
Stock-based compensation, net of tax	289,447	3	4,033	—	—	86,544	(1,285)	2,751
Net gain on investments	—	—	—	—	6	—	—	6
Net loss on derivative financial instruments	—	—	—	—	(5)	—	—	(5)
September 30, 2018	144,378,512	$1,444	$2,015,430	$1,848,623	$(4)	6,944,054	$(204,354)	$3,661,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(282,444)	$(101,065)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	263,844	245,534
Loss on impairment of assets	—	27,225
Loss (gain) on disposition of assets	1,191	(1,066)
Deferred tax provision	(48,323)	(69,109)
Stock-based compensation expense	4,533	4,036
Contract liabilities, net	15,060	(6,589)
Contract assets, net	302	(4,395)
Deferred contract costs, net	49,866	34,901
Other assets, noncurrent	180	823
Other liabilities, noncurrent	(90)	(4,298)
Other	2,408	3,969
Changes in operating assets and liabilities:
Accounts receivable	(27,177)	57,881
Prepaid expenses and other current assets	(128)	4,901
Accounts payable and accrued liabilities	7,115	(11,836)
Taxes payable	(548)	7,844
Net cash (used in) provided by operating activities	(14,211)	188,756
Investing activities:
Capital expenditures	(249,819)	(159,751)
Proceeds from maturities of marketable securities	2,300,000	775,000
Purchase of marketable securities	(1,996,996)	(1,047,453)
Proceeds from disposition of assets, net of disposal costs	16,097	69,533
Net cash provided by (used in) investing activities	69,282	(362,671)
Financing activities:
Other	(12)	(269)
Net cash used in financing activities	(12)	(269)
Net change in cash and cash equivalents	55,059	(174,184)
Cash and cash equivalents, beginning of period	154,073	376,037
Cash and cash equivalents, end of period	$209,132	$201,853

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

As of October 25, 2019, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

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

Asset Held for Sale

The $1.0 million net book value of the Ocean Confidence, a previously impaired semisubmersible rig that was cold stacked in 2015, has been reported as “Asset held for sale” in our Condensed Consolidated Balance Sheets at September 30, 2019.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	September 30,	December 31,
	2019	2018
Trade receivables	$185,934	$160,463
Current contract assets (1)	8,638	6,832
Noncurrent contract assets (1)	—	2,107
Current contract liabilities (deferred revenue) (1)	(6,056)	(2,803)
Noncurrent contract liabilities (deferred revenue) (1)	(29,531)	(17,723)

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2019	$8,939
Contract liabilities at January 1, 2019	(20,526)
Net balance at January 1, 2019	(11,587)
Decrease due to amortization of revenue included in the beginning contract liability balance	5,385
Increase due to cash received, excluding amounts recognized as revenue during the period	(20,444)
Increase due to revenue recognized during the period but contingent on future performance	3,537
Decrease due to transfer to receivables during the period	(2,796)
Adjustments	(1,044)
Net balance at September 30, 2019	$(26,949)
Contract assets at September 30, 2019	$8,638
Contract liabilities at September 30, 2019	(35,587)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2019 (in thousands):

	For the Years Ending December 31,
	2019 (1)	2020	2021	2022	Total
Mobilization and contract preparation revenue	$714	$2,270	$632	$124	$3,740
Capital modification revenue	1,612	4,934	228	—	6,774
Blended rate revenue	—	21,410	7,007	—	28,417
Total	$2,326	$28,614	$7,867	$124	$38,931

(1)	Represents the three-month period beginning October 1, 2019.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included.  The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in Topic 606 and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

3. Impairment of Assets

2019 Evaluation.  During the third quarter of 2019, we evaluated three of our drilling rigs that had indicators of impairment. Based on our assumptions and analysis at that time, we determined that the undiscounted probability-weighted cash flow for each rig was in excess of its respective carrying value. As a result, we concluded that no impairment of these rigs had occurred at September 30, 2019.

As of September 30, 2019, there were ten rigs in our drilling fleet not previously written down to scrap, for which there were no current indicators that their carrying amounts may not be recoverable and, thus, were not evaluated for impairment. If market fundamentals in the offshore oil and gas industry deteriorate further or a projected market recovery is further delayed, we may be required to recognize additional impairment losses in future periods.

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

4. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Trade receivables	$185,934	$160,463
Federal income tax receivables	38,574	—
Value added tax receivables	18,266	13,237
Related party receivables	132	174
Other	174	205
	243,080	174,079
Allowance for bad debts	(5,459)	(5,459)
Total	$237,621	$168,620

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred contract costs	$26,252	$70,021
Rig spare parts and supplies	17,331	20,256
Current contract assets	8,638	6,832
Prepaid rig costs	4,041	5,247
Prepaid insurance	3,587	2,742
Prepaid taxes	826	54,412
Other	5,994	3,886
Total	$66,669	$163,396

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued capital project/upgrade costs	$39,169	$37,379
Payroll and benefits	38,370	47,564
Interest payable	36,813	28,234
Rig operating expenses	35,422	42,323
Current operating lease liability	19,143	-
Personal injury and other claims	6,790	5,544
Deferred revenue	6,056	2,803
Shorebase and administrative costs	4,871	6,217
Other	3,570	2,164
Total	$190,204	$172,228

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

Condensed Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Accrued but unpaid capital expenditures at period end	$39,169	$19,413
Common stock withheld for payroll tax obligations (1)	1,381	1,285
Cash interest payments	76,219	76,219
Cash income taxes paid, net of (refunds):
Foreign	13,227	5,941
U.S. Federal	—	(7,389)
State	(15)	2

(1)

Represents the cost of 129,456 shares and 86,544 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units in the nine-month periods ended September 30, 2019 and 2018, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and 2018, respectively.

5. Loss Per Share

We present basic and diluted net income (loss) per share on our unaudited Condensed Consolidated Statements of Operations.  Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (common share equivalents) were exercised or converted into common stock, unless the effect would be antidilutive.  For all periods in which we experience a net loss, all shares of common stock issuable upon exercise of outstanding stock appreciation rights and vesting of outstanding restricted stock units have been excluded from the calculation of weighted-average shares because their inclusion would be antidilutive.

The following table sets forth the share effects of stock-based awards excluded from the computations of diluted loss per share (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee and director:
Stock appreciation rights	970	1,071	995	1,161
Restricted stock units	1,261	1,182	1,188	1,150

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

Concentrations of credit risk with respect to our trade accounts receivable are limited primarily due to the entities comprising our customer base. The market for our services is the offshore oil and gas industry, and our customer base has consisted primarily of major and independent oil and gas companies and government-owned oil companies. Based on our current customer base and the geographic areas in which we operate, we do not believe that we have any significant concentrations of credit risk at September 30, 2019.

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

	September 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Money market funds	$196,388	$—	$—	$196,388

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
U.S. Treasury bills	$299,849	$—	$—	$299,849
Money market funds	135,822	—	—	135,822
Total short-term investments	$435,671	$—	$—	$435,671

We had no Level 2 or Level 3 assets or liabilities as of September 30, 2019 or December 31, 2018.

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

Our senior notes are not measured at fair value; however, under the GAAP fair value hierarchy, our long-term debt would be considered Level 2 liabilities. The fair value of our senior notes was derived using a third-party pricing service at September 30, 2019 and December 31, 2018. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our senior notes are shown below (in millions).

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$187.5	$249.5	$185.0	$249.5
7.875% Senior Notes due 2025	392.5	497.2	415.0	496.8
5.70% Senior Notes due 2039	242.5	497.3	305.0	497.2
4.875% Senior Notes due 2043	346.9	748.9	416.3	748.9

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

7. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2019	2018
Drilling rigs and equipment	$7,911,380	$8,210,824
Land and buildings	64,102	63,757
Office equipment and other	91,952	91,819
Cost	8,067,434	8,366,400
Less: accumulated depreciation	(2,916,558)	(3,182,178)
Drilling and other property and equipment, net	$5,150,876	$5,184,222

In April 2019, we sold the Ocean Guardian, a previously impaired semisubmersible rig, for a net pre-tax gain of $14.3 million. In addition, during the nine months ended September 30, 2019, we disposed of certain other property and equipment and recognized an aggregate net pre-tax loss of $15.5 million. During the third quarter of 2019, we transferred the net book value of the Ocean Confidence, a previously impaired semisubmersible rig, to “Asset held for sale” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2019.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2019 our estimated liability for personal injury claims was $21.1 million, of which $6.2 million and $14.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2018 our estimated liability for personal injury claims was $27.9 million, of which $5.2 million and $22.7 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other. We were contingently liable as of September 30, 2019 in the aggregate amount of $34.8 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $26.2 million of tax and customs bonds can require collateral at any time. As of September 30, 2019, we had not been required to make any collateral deposits with respect to these agreements. The remaining agreements, aggregating $8.6 million, cannot require collateral except in events of default.

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

Additionally, we are participants in four sale and leaseback arrangements with a subsidiary of General Electric Company, or GE, pursuant to the 2016 sale of certain blowout preventers and related well control equipment, or Well Control Equipment, on our drillships and corresponding agreements to lease back that equipment under ten-year operating leases for approximately $26 million per year in the aggregate with renewal options for two successive five-year periods. At the time of the transactions with GE, the carrying value of the Well Control Equipment exceeded the aggregate proceeds received from the sale, resulting in the recognition of prepaid rent, which was being amortized over the respective terms of the leases. On January 1, 2019, as a result of the adoption of ASU 2016-02, the aggregate remaining prepaid rent balances of $3.9 million and $10.6 million, previously recorded as “Prepaid expenses and other current assets” and “Other assets,” respectively, were reclassified to a right-of-use lease asset within “Other assets” in our unaudited Condensed Consolidated Balance Sheets and continue to be amortized over the remaining terms of the leases. In connection with the sale and leaseback transactions, we also entered into a ten-year service agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE Company) pertaining to the Well Control Equipment. Such services include management of maintenance, certification and reliability with respect to such equipment.

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

Total operating lease expense for the three and nine months ended September 30, 2019 was $9.7 million and $28.6 million, respectively, of which $0.8 million and $2.9 million, respectively, related to short-term leases. Total operating lease expense for the three and nine months ended September 30, 2018 was $7.5 million and $22.5 million, respectively.

Supplemental information related to leases is as follows (in thousands, except weighted-average data):

Nine Months Ended September 30, 2019
Operating cash flows used for operating leases	$30,235
Right-of-use assets obtained in exchange for lease liabilities	16,564
Weighted-average remaining lease term	6.8 years
Weighted-average discount rate	8.64%

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

2019	$28,373
2020	27,144
2021	26,565
2022	26,281
2023	26,280
Thereafter	64,062
Total lease payments	$198,705

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

2019 (excluding nine months ended September 30, 2019)	$8,372
2020	30,627
2021	28,696
2022	28,252
2023	28,236
2024	28,315
Thereafter	46,448
Total lease payments	198,946
Less: interest	(49,582)
Total lease liability	$149,364
Amounts recognized in unaudited Condensed Consolidated Balance Sheets:
Accrued liabilities	$19,143
Other liabilities	130,221
Total operating lease liability	$149,364

Operating lease assets, including prepaid rent balances related to the leases with GE, totaling $165.3 million are included in “Other assets” in our unaudited Condensed Consolidated Balance Sheets as of September 30, 2019.

As of September 30, 2019, we had two additional operating leases for mooring equipment to be used on our rigs that had not yet commenced. The first agreement, which was entered into during the first quarter of 2019 and commenced in October 2019, provides for fixed lease payments of approximately $12 million in the aggregate to be paid over a lease term of  9.5 years.  The second agreement, which was entered into in the third quarter of 2019 and is expected to commence in January 2020, provides for fixed lease payments of approximately $5 million in the aggregate to be paid over a lease term of five years.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2019, our active drilling rigs were located offshore three countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed and, unless otherwise noted, reflect earnings attributable to our floater rigs (drillships and semisubmersibles).

The following tables provide information about disaggregated revenue by primary geographical market (in thousands):

	Three Months Ended September 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$110,854	$1,479	$112,333
South America	49,326	10	49,336
Europe	49,341	3,852	53,193
Australia	32,794	6,364	39,158
Total	$242,315	$11,705	$254,020

	Nine Months Ended September 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$366,907	$5,029	$371,936
South America	131,748	17	131,765
Europe	113,364	8,689	122,053
Australia	64,265	14,249	78,514
Total	$676,284	$27,984	$704,268

	Three Months Ended September 30, 2018
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$155,695	$1,916	$157,611
South America	49,410	(32)	49,378
Europe	30,809	1,996	32,805
Australia/Asia	44,777	1,751	46,528
Total	$280,691	$5,631	$286,322

	Nine Months Ended September 30, 2018
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States(1)	$482,337	$5,224	$487,561
South America	129,966	(31)	129,935
Europe	60,938	5,116	66,054
Australia/Asia	160,729	6,414	167,143
Total	$833,970	$16,723	$850,693

(1)	Includes $8.4 million in loss-of-hire insurance proceeds received in 2018 related to early contract terminations in prior years for two jack-up rigs that previously worked in Mexico.

11. Income Taxes

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

Several of our rigs are owned by Swiss branches of entities incorporated in the United Kingdom that have historically been taxed under a special tax regime pursuant to Swiss corporate income tax rules. On September 3, 2019, the Swiss federal government, along with the Canton of Zug, enacted tax legislation, which we refer to as “Swiss Tax Reform”, effective as of January 1, 2020.  Swiss Tax Reform significantly changed Swiss corporate income tax rules by, among other things, abolishing special tax regimes. The legislation also provides transition rules under which companies can maintain their current basis of taxation through January 1, 2022.

The abolition of special tax regimes will require us to determine our Swiss tax liability on a net income basis beginning on January 1, 2022, thus also requiring deferred taxes to be computed on the difference between the Swiss tax basis and U.S. GAAP basis of certain items, including property, plant and equipment. There are still many uncertainties in the application of Swiss Tax Reform, including the values to be used to measure depreciable property. Therefore, we have recorded an $85.0 million deferred tax asset for the difference in basis of certain of our rigs between Swiss tax and U.S. GAAP, fully offset by a reserve for an uncertain tax position.

As further clarification is issued by the Swiss tax authorities, deferred tax balances and the reserve for uncertain tax positions may need to be adjusted. The potential changes could have a material effect on our consolidated financial statements.

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

We provide contract drilling services to the energy industry around the globe with a fleet of 15 floater rigs (four drillships and 11 semisubmersibles), of which two rigs are currently cold-stacked. The Ocean Confidence, an additional cold-stacked semisubmersible rig, is being marketed for sale and has been excluded from our active fleet. The reactivation and upgrade of the Ocean Onyx is nearly complete, and we expect the rig to begin operating under contract during the first quarter of 2020.

Market Overview

At the end of the third quarter of 2019, the average price for Brent crude oil was at the $60-per-barrel level. Industry-wide floater utilization was approximately 66% based on industry analyst reports, which was relatively unchanged from the previous quarter but an increase from approximately 58% for the comparable quarter of 2018. During 2019, there has been a slight improvement in average dayrates in some geographic markets; however, dayrates remain low compared to previous periods, as the increase in oil prices from earlier lows has not resulted in significantly higher dayrates at a sustained or consistent level. Some industry analysts indicate that, based on historical data, utilization rates will have to increase to the 80%-range before pricing power shifts to the drilling contractor from the customer.

During the first nine months of 2019, the number of contract tenders for 2020 and 2021 floater project commencements increased, primarily for work in the North Sea and Australia markets. Presently, many of these tenders have been limited to single-well contracts, with options for future wells. Although some geographic areas appear to be improving, other markets show little or no sign of recovery at this time.

From a supply perspective, some industry analysts have reported a three-rig decrease in the global supply of floater rigs during the third quarter of 2019. However, the offshore contract drilling market remains oversupplied, providing for a challenging offshore drilling market in the near term. As of the date of this report, industry analysts report that there are approximately 80 stacked or uncontracted floaters and approximately 30 newbuild floaters currently under construction that are scheduled for delivery during the remainder of 2019 through 2022. Of these rigs under construction, some industry analysts report that only one rig is currently contracted for future work.  In addition, during the next twelve months, approximately 70 contracted floaters are estimated to be rolling off their current contracts, which will further add to the over-supply of floaters.

As a result of these challenges, we and other offshore drillers are continuing to actively seek ways to drive efficiency, reduce non-productive time on rigs and provide technical innovation to customers. We anticipate that these efficiencies and innovations will result in the faster drilling and completion of wells, leading to lower overall well costs to the benefit of our customers.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2019 through 2024.

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

The following table reflects our contract drilling backlog as of October 1, 2019 (based on information available at that time), January 1, 2019 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2018), and October 1, 2018 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018) (in thousands).

	October 1, 2019 (1)	January 1, 2019 (1)	October 1, 2018 (1)
Contract Drilling Backlog	$1,835,000	$1,973,000	$2,040,000

(1)

Contract drilling backlog as of October 1, 2019, January 1, 2019 and October 1, 2018 excludes future commitment amounts totaling approximately $130.0 million, $135.0 million and $135.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of our contract drilling backlog by year as of October 1, 2019 (in thousands).

	For the Years Ending December 31,
	Total	2019 (1)	2020	2021	2022	2023-2024
Contract Drilling Backlog (2)	$1,835,000	$222,000	$783,000	$456,000	$247,000	$127,000

(1)	Represents the three-month period beginning October 1, 2019.
(2)

Contract drilling backlog as of October 1, 2019 excludes future gross margin commitments totaling approximately $130.0 million, which is comprised of $30.0 million for 2019, approximately $25.0 million for 2020 and an aggregate $75.0 million for the 2021 through 2023 period.  These amounts are payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the three respective periods, pursuant to terms of an existing contract.

The following table reflects the percentage of rig days committed by year as of October 1, 2019. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, but excluding rigs classified as held for sale, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2019 (1)	2020	2021	2022	2023-2024
Rig Days Committed (2)	76%	71%	39%	17%	4%

(1)	Represents the three-month period beginning October 1, 2019.

(2)

As of October 1, 2019, includes approximately 185 rig days, 425 rig days and 55 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2019 and for the years 2020 and 2021, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. In addition, our operating income is negatively impacted by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. We expect to spend approximately 185 days during the fourth quarter of 2019 for upgrades, contract preparation and mobilization of rigs, which includes an aggregate of approximately 90 days for the completion of upgrades, reactivation activities and contract preparation for the Ocean Onyx prior to its contract commencement, an aggregate of approximately 60 days for special surveys and rig upgrades for the Ocean BlackHornet and Ocean BlackRhino and an aggregate of approximately 35 days for mobilization and contract preparation activities for other rigs. In 2020, we expect to spend an additional 90 days for contract preparation for the Ocean Onyx, an aggregate of approximately 240 days for upgrades for the Ocean BlackRhino and a special survey and upgrades for the Ocean BlackLion, approximately 60 days for the mobilization of and contract preparation for the Ocean Monarch prior to its contract in Myanmar and approximately 35 days for mobilizations of other rigs. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, upgrades, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Regulatory Compliance. In May 2019, the U.S. Department of the Interior’s Bureau of Safety and Environmental Enforcement, which governs offshore drilling in the U.S. Outer Continental Shelf, or OCS, issued its final Well Control Rule on blowout preventer systems and well control regulations.  The final Well Control Rule left 274 of the original 342 well control rule provisions unchanged, identified 68 provisions for revision and added 33 provisions to improve operations in the OCS. Based on our review of the final Well Control Rule, we do not believe that we will have any foreseeable material compliance issues and do not believe that any additional material equipment modifications will be required for our rigs currently working in the OCS.

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

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1,

2019, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02, which, among other things, requires lessees to recognize a right of use asset and a lease liability for most leases. See Note 1 “General Information - Recently Adopted Accounting Pronouncements” and Note 9 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. There were no other material changes to these policies during the nine months ended September 30, 2019.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except days, daily amounts and percentages)
REVENUE-EARNING DAYS (1)	959	841	2,451	2,474
UTILIZATION (2)	65%	54%	55%	53%
AVERAGE DAILY REVENUE (3)	$252,600	$333,400	$275,900	$333,600
REVENUE RELATED TO CONTRACT DRILLING SERVICES	$242,315	$280,691	$676,284	$833,970
REVENUE RELATED TO REIMBURSABLE EXPENSES	11,705	5,631	27,984	16,723
TOTAL REVENUES	$254,020	$286,322	$704,268	$850,693
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$201,568	$188,456	$593,779	$562,466
REIMBURSABLE EXPENSES	$11,423	$5,574	$27,479	$16,458
OPERATING LOSS
Contract drilling services, net	$40,747	$92,235	$82,505	$271,504
Reimbursable expenses, net	282	57	505	265
Depreciation	(88,693)	(81,884)	(263,844)	(245,534)
General and administrative expense	(18,830)	(33,308)	(51,436)	(70,057)
Impairment of assets	-	-	-	(27,225)
Restructuring and separation costs	-	(649)	-	(4,925)
(Loss) gain on disposition of assets	(6,340)	506	(1,191)	1,066
Total Operating Loss	$(72,834)	$(23,043)	$(233,461)	$(74,906)
Other income (expense):
Interest income	1,317	2,364	5,664	6,001
Interest expense, net of amounts capitalized	(31,098)	(34,293)	(92,182)	(92,196)
Foreign currency transaction (loss) gain	(77)	(743)	(1,883)	115
Other, net	82	(179)	520	664
Loss before income tax benefit	(102,610)	(55,894)	(321,342)	(160,322)
Income tax benefit	7,482	4,782	38,898	59,257
NET LOSS	$(95,128)	$(51,112)	$(282,444)	$(101,065)

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including three and five cold-stacked rigs at September 30, 2019 and 2018, respectively).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per revenue-earning day.

Three Months Ended September 30, 2019 and 2018

Net results for the third quarter of 2019 decreased $44.0 million compared to the third quarter of 2018, reflecting lower margins from our contract drilling services, primarily driven by lower contract drilling revenue combined with an increase in contract drilling expenses. Contract drilling services contributed operating income of $40.7 million during the third quarter of 2019, compared to operating income of $92.2 million in the third quarter of 2018. Our results for the third quarter of 2019 were also negatively impacted by a net pre-tax loss of $6.3 million on the disposal of certain property and equipment during the quarter and by higher depreciation expense of $6.8 million, primarily due to capital expenditures made since the latter part of 2018.  These unfavorable impacts to our net results were partially offset by a decrease in general and administrative expense of $14.5 million and an incremental tax benefit of $2.7 million recognized during the third quarter of 2019.

Operating Results. Contract drilling revenue decreased $38.4 million during the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower average daily revenue earned ($77.5 million), partially offset by the effect of 118 incremental revenue-earning days ($39.1 million).  The decrease in average daily revenue reflects the impact of lower dayrates earned under contracts that commenced after the third quarter of 2018, the completion of a long-term contract for the Ocean BlackHornet in July 2019, which was at a significantly higher dayrate than available in the current market, and a reduction in upgrade and mobilization revenue recognized during the quarter. Revenue-earning days increased, compared to the third quarter of 2018, due to fewer non-productive days (138 days) and fewer days for planned shipyard projects and mobilization of rigs (72 days), partially offset by the unfavorable impact of fewer revenue-earning days for the Ocean Guardian, which operated throughout the third quarter of 2018 but was sold in 2019 (92 days).

Contract drilling expense, excluding depreciation, increased $13.1 million during the third quarter of 2019 compared to the third quarter of 2018, primarily due to higher costs for repairs and maintenance ($5.3 million), overhead and shorebase support ($4.9 million), labor and personnel ($1.9 million), equipment rental ($1.6 million) and other rig costs ($2.6 million).  In addition, during the third quarter of 2019, we deferred fewer contract costs associated with contract preparation activities, including mobilization of rigs, than during the third quarter of 2018 ($8.3 million). These cost increases were partially offset by the absence of costs for the Ocean Guardian ($6.3 million) and a reduction in fuel and moving costs ($5.2 million).

General and administrative expense decreased $14.5 million, compared to the third quarter of 2018, primarily due to the absence of a $17.5 million charge in the third quarter of 2018 for settlement of a legal claim, partially offset by an adjustment in the 2019 period related to a long-term incentive compensation plan.

Income Tax Benefit. We recorded a net income tax benefit of $7.5 million (7.3% effective tax rate) for the third quarter of 2019, compared to an income tax benefit of $4.8 million (8.6% effective tax rate) for the same quarter of 2018. The difference in the amount of tax benefit recognized between the periods was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods.

Nine Months Ended September 30, 2019 and 2018

Net results for the first nine months of 2019 decreased $181.4 million compared to the same period of 2018, reflecting lower margins from our contract drilling services, primarily driven by lower contract drilling revenue. Contract drilling services contributed operating income of $82.5 million during the first nine months of 2019, compared to $271.5 million in the first nine months of 2018. Our results for the first nine months of 2019 were also negatively impacted by higher depreciation expense of $18.3 million, primarily due to capital expenditures and the completion of software implementation projects in 2019, and a lower income tax benefit recognized ($20.4 million), compared to the prior year period.  These unfavorable impacts to our net results were partially offset by a reduction in general and administrative expense ($18.6 million) in the first nine months of 2019 and the absence of impairment and restructuring charges recorded in the 2018 period.

Operating Results. Contract drilling revenue decreased $157.7 million during the first nine months of 2019 compared to the same period of 2018, primarily due to lower average daily revenue earned ($141.4 million), the effect of 23 fewer revenue-earning days ($7.9 million) and the absence of $8.4 million in loss-of-hire insurance proceeds recognized during the 2018 period. Comparing the two periods, average daily revenue decreased primarily due to lower dayrates earned by some of our rigs as a result of renegotiating certain existing contracts during 2018 and a lower dayrate earned by the Ocean GreatWhite, which commenced operations under a new contract in the U.K. during the first quarter of 2019.

Contract drilling expense, excluding depreciation, increased $31.3 million during the first nine months of 2019 compared to the same period of 2018, primarily due to incremental amortization of previously deferred contract preparation and mobilization costs ($30.0 million), combined with increased costs for our current floater fleet for labor and personnel ($8.7 million), repairs and maintenance ($9.2 million), equipment rental ($5.1 million), catering ($2.3 million) and overhead, shorebase support and other rig costs ($4.8 million).  These increases were partially offset by reduced costs for the previously-owned Ocean Guardian ($20.2 million) and lower fuel costs ($8.6 million) for our current fleet.

General and administrative expense decreased $18.6 million, primarily due to the absence of a $17.5 million charge recorded in the third quarter of 2018 for settlement of a legal claim.

Restructuring and Separation Costs. In late 2017, our management approved and initiated a plan to restructure our worldwide operations, which also included a reduction in workforce at our corporate facilities and onshore bases. During the first nine months of 2018, we recognized $4.9 million in restructuring and other employee separation related costs pursuant to this plan. Restructuring activities associated with the plan were substantially completed in 2018.

Impairment of Assets. During the first nine months of 2018, we recorded an impairment loss of $27.2 million to recognize a reduction in fair value (less costs to sell) of the Ocean Scepter, a jack-up rig that was sold in July 2018. See Note 3 “Impairment of Assets” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Income Tax Benefit. We recorded a net income tax benefit of $38.9 million (12.1% effective tax rate) for the first nine months of 2019, compared to an income tax benefit of $59.3 million (37% effective tax rate) for the same period of 2018. Income tax benefit for the 2018 period included a tax benefit of $43.3 million due to the reversal of an uncertain tax position related to the toll charge associated with the deemed repatriation of previously deferred earnings of our non-U.S. subsidiaries, or Transition Tax, under the Tax Cuts and Jobs Act enacted in 2017, or tax Reform Act, as a result of further guidance issued by the Internal Revenue Service, or IRS. This additional guidance clarified certain of our tax positions taken and, consequently, allowed us to reverse the previously recognized liability.  Income tax benefit for the 2019 period included a tax benefit of $14.2 million associated with the reduction of our Transition Tax liability pursuant to final regulations issued by the IRS in June 2019.

Other than these discrete tax adjustments, the difference in the amount of income tax benefit recognized in the 2019 period, compared to the same period of 2018, was in large part due to the mix of our domestic and international pre-tax earnings and losses for the periods.

Liquidity and Capital Resources

We have principally relied on our cash flows from operations and cash reserves to meet our liquidity needs. We have also utilized borrowings under our credit agreements, which currently provide for maximum borrowings of up to $1.2 billion, all of which was available to us as of October 25, 2019. In addition, as of October 1, 2019, our contractual backlog was $1.8 billion, of which $0.2 billion is expected to be realized during the fourth quarter of 2019. Also, during the fourth quarter of 2019, we expect to receive a $30.0 million payment from a customer for an unfulfilled gross margin commitment pursuant to terms of an existing contract. At September 30, 2019, we had cash available for current operations of $209.1 million.

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

We may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. We have an effective automatic shelf registration statement under which we may publicly issue debt, equity or hybrid securities. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our financial condition, credit ratings, market conditions and other factors beyond our control at the time we seek such access.

Sources and Uses of Cash

During the nine-month period ended September 30, 2019, net cash usage for operating activities and capital expenditures was $14.2 million and $249.8 million, respectively. Our primary sources of cash during the same period were $303.0 million in proceeds from maturities of marketable securities, net of purchases, and proceeds from the disposition of assets, including $15.0 million from the sale of the Ocean Guardian in the second quarter of 2019.

Cash Flow from Operations. Cash flow from operations for the nine-month period ended September 30, 2019 decreased $203.0 million compared to the nine-month period ended September 30, 2018, primarily due to lower cash receipts for contract drilling services ($205.5 million) and higher income tax payments, net of refunds, primarily in our foreign tax jurisdictions ($14.7 million). Incremental cash used for operations during the 2019 period was partially offset by a net decrease in cash expenditures related to contract drilling, shorebase support and general and administrative costs ($17.2 million).

Rig Reactivation, Upgrades and Other Capital Expenditures. As of the date of this report, we expect capital expenditures for the final quarter of 2019 to be approximately $110 million to $130 million for a total spend of approximately $360 million to $380 million in 2019.  2019 capital expenditures include spending associated with projects under our capital maintenance and replacement programs, including equipment upgrades for the Ocean BlackHawk, Ocean BlackHornet and Ocean Courage and other large shipyard projects. In addition, other specific projects for 2019 include (i) approximately $110 million in capitalized costs associated with the reactivation and upgrade of the Ocean Onyx and (ii) approximately $20 million associated with the reactivation of the Ocean Endeavor.

At September 30, 2019, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of September 30, 2019, the total net unrecognized tax benefits related to uncertain tax positions was $148.4 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

We have various obligations corresponding to our lease arrangements. See Note 9 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Credit Ratings

On September 25, 2019, S&P Global Ratings, or S&P, downgraded our corporate and senior unsecured notes credit ratings to CCC+ from B. The rating outlook from S&P changed to stable from negative. Our current corporate credit rating from Moody’s Investor Services, or Moody’s, is B2 and our current senior unsecured notes credit rating from Moody’s is B3. The rating outlook from Moody’s is negative. These credit ratings are below investment grade and could raise our cost of financing. Consequently, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. These ratings could limit our ability to pursue other business opportunities.

Other Commercial Commitments - Letters of Credit

  See Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our other commercial commitments.

Off-Balance Sheet Arrangements

At September 30, 2019 and December 31, 2018, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;
•	financing plans;
•	market outlook;
•	tax planning and effects of the Tax Reform Act;
•	debt levels and the impact of changes in the credit markets and credit ratings for our debt;
•	budgets for capital and other expenditures;
•	timing and duration of required regulatory inspections for our drilling rigs and other planned downtime;
•	process and timing for acquiring regulatory permits and approvals for our drilling operations;
•	timing and cost of completion of capital projects;
•	delivery dates and drilling contracts related to capital projects or rig acquisitions;
•	the reactivation of and future contracts for the Ocean Onyx;
•	plans and objectives of management;
•	scrapping retired rigs;
•	purchasing or constructing rigs;
•	asset impairments and impairment evaluations;
•	assets held for sale;
•	our internal controls and internal control over financial reporting;
•	performance of contracts;
•	purchases of our securities;
•	future issuances of our securities;
•	compliance with applicable laws; and
•	availability, limits and adequacy of insurance or indemnification.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2019. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of certain material risk factors facing our company. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we restated one such risk factor.  No material changes have been made to such risk factors as of September 30, 2019.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date October 28, 2019	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date October 28, 2019		/s/ Beth G. Gordon
Beth G. Gordon
Vice President and Controller (Chief Accounting Officer)