Form 10-K/A
period 2019-12-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2020-02-18
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

DIAMOND OFFSHORE DRILLING, INC.

FORM 10-K for the Year Ended December 31, 2019

EXPLANATORY NOTE

Diamond Offshore Drilling, Inc., or the Company, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Original Filing, with the United States Securities and Exchange Commission, or the SEC, on February 11, 2020. The Company is filing this Amendment No. 1 to the Original Filing solely to correct a typographical error in the Opinion on Internal Control over Financial Reporting, or the Opinion, contained in the Report of Independent Registered Public Accounting Firm included in the Original Filing. The Opinion incorrectly contained several unintended repetitive incomplete sentences due to imbedded underlying metadata that was not removed prior to filing. That error has been corrected in this Amendment No. 1.

In addition, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain a currently-dated consent of Deloitte & Touche LLP and, pursuant to the rules of the SEC, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such consent and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend or update any other information contained in the Original Filing. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (set forth on the signature page of the Original Filing).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.
104*	The cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

+	Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2020.

DIAMOND OFFSHORE DRILLING, INC.

By:	/s/ SCOTT KORNBLAU
Scott Kornblau
Chief Financial Officer