Form 10-Q
period 2020-03-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2020-05-04
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(Zip Code)

(281) 492-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DOFSQ*	*

*The registrant’s Common Stock began trading on the OTC Pink Open Market on April 28, 2020 under the symbol “DOFSQ.”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2020 Common stock, $0.01 par value per share   138,050,347 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$499,138	$156,281
Accounts receivable	273,923	256,315
Less: allowance for credit losses	(5,760)	(5,459)
Accounts receivable, net	268,163	250,856
Prepaid expenses and other current assets	76,769	68,658
Asset held for sale	—	1,000
Total current assets	844,070	476,795
Drilling and other property and equipment, net of
accumulated depreciation	4,329,983	5,152,828
Other assets	204,280	204,421
Total assets	$5,378,333	$5,834,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,564	$68,586
Accrued liabilities	196,031	210,780
Taxes payable	16,437	23,228
Current maturities of long-term debt	2,412,215	—
Total current liabilities	2,684,247	302,594
Long-term debt	—	1,975,741
Deferred tax liability	37,825	47,528
Other liabilities	284,773	275,971
Total liabilities	3,006,845	2,601,834
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 145,107,046 shares issued and 137,944,059 shares outstanding at March 31, 2020; 144,781,766 shares issued and 137,703,910 shares outstanding at December 31, 2019)	1,451	1,448
Additional paid-in capital	2,025,887	2,024,347
Retained earnings	550,261	1,412,201
Accumulated other comprehensive loss	(19)	(18)
Treasury stock, at cost (7,162,987 and 7,077,856 shares of common stock at March 31, 2020 and December 31, 2019, respectively)	(206,092)	(205,768)
Total stockholders’ equity	2,371,488	3,232,210
Total liabilities and stockholders’ equity	$5,378,333	$5,834,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Contract drilling	$217,866	$226,697
Revenues related to reimbursable expenses	11,304	6,845
Total revenues	229,170	233,542
Operating expenses:
Contract drilling, excluding depreciation	184,511	167,429
Reimbursable expenses	11,113	6,743
Depreciation	93,043	86,898
General and administrative	16,345	17,312
Impairment of assets	774,028	—
(Gain) loss on disposition of assets	(3,433)	4,287
Total operating expenses	1,075,607	282,669
Operating loss	(846,437)	(49,127)
Other income (expense):
Interest income	389	2,414
Interest expense, net of amounts capitalized	(32,321)	(29,925)
Foreign currency transaction gain (loss)	207	(1,085)
Other, net	323	333
Loss before income tax benefit	(877,839)	(77,390)
Income tax benefit	15,899	4,062
Net loss	$(861,940)	$(73,328)
Loss per share, Basic and Diluted	$(6.25)	$(0.53)
Weighted-average shares outstanding:
Shares of common stock	137,831	137,522
Dilutive potential shares of common stock	—	—
Total weighted-average shares outstanding	137,831	137,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(861,940)	$(73,328)
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net loss	(1)	(1)
Investments in marketable securities:
Unrealized holding gain	—	14
Reclassification adjustment for gain included in net loss	—	(32)
Total other comprehensive loss	(1)	(19)
Comprehensive loss	$(861,941)	$(73,347)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Losses	Shares	Amount	Equity
January 1, 2020	144,781,766	$1,448	$2,024,347	$1,412,201	$(18)	7,077,856	$(205,768)	$3,232,210
Net loss	—	—	—	(861,940)	—	—	—	(861,940)
Stock-based compensation, net of tax	325,280	3	1,540	—	—	85,131	(324)	1,219
Net loss on derivative financial instruments	—	—	—	—	(1)	—	—	(1)
March 31, 2020	145,107,046	$1,451	$2,025,887	$550,261	$(19)	7,162,987	$(206,092)	$2,371,488

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2019	144,383,662	$1,444	$2,018,143	$1,769,415	$21	6,945,309	$(204,370)	$3,584,653
Net loss	—	—	—	(73,328)	—	—	—	(73,328)
Stock-based compensation, net of tax	223,330	2	1,412	—	—	81,480	(844)	570
Net loss on investments	—	—	—	—	(18)	—	—	(18)
Net loss on derivative financial instruments	—	—	—	—	(1)	—	—	(1)
March 31, 2019	144,606,992	$1,446	$2,019,555	$1,696,087	$2	7,026,789	$(205,214)	$3,511,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(861,940)	$(73,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	93,043	86,898
Loss on impairment of assets	774,028	-
(Gain) loss on disposition of assets	(3,433)	4,287
Deferred tax provision	(13,797)	(7,769)
Stock-based compensation expense	1,543	1,414
Contract liabilities, net	34,285	11,980
Contract assets, net	3,092	(1,922)
Deferred contract costs, net	(14,576)	(6,244)
Other assets, noncurrent	(393)	98
Other liabilities, noncurrent	(3,346)	(570)
Other	451	(1,517)
Changes in operating assets and liabilities:
Accounts receivable	(17,307)	(20,761)
Prepaid expenses and other current assets	131	604
Accounts payable and accrued liabilities	(9,586)	13,329
Taxes payable	(5,036)	(3,637)
Net cash (used in) provided by operating activities	(22,841)	2,862
Investing activities:
Capital expenditures	(74,850)	(85,890)
Proceeds from maturities of marketable securities	—	1,000,000
Purchase of marketable securities	—	(948,298)
Proceeds from disposition of assets, net of disposal costs	4,548	95
Net cash used in investing activities	(70,302)	(34,093)
Financing activities:
Borrowings under Credit Facility	436,000	—
Other	—	(2)
Net cash provided by (used in) financing activities	436,000	(2)
Net change in cash and cash equivalents	342,857	(31,233)
Cash and cash equivalents, beginning of period	156,281	154,073
Cash and cash equivalents, end of period	$499,138	$122,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2019 (File No. 1-13926).

As of May 1, 2020, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under previous GAAP by requiring entities to measure credit losses of certain financial assets, including trade receivables, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

We adopted ASU 2016-13 and its related amendments (collectively, “CECL”) effective January 1, 2020, by recognizing a cumulative-effect adjustment which was not material to our unaudited condensed consolidated financial statements. CECL has been applied prospectively and therefore, prior periods have not been adjusted.  See Notes 5 and 7.

Asset Held for Sale

We reported the $1.0 million net book value of the Ocean Confidence, a previously impaired semisubmersible rig that was cold stacked in 2015, as “Asset held for sale” in our Consolidated Balance Sheets at December 31, 2019.  The rig was sold in February 2020 for a net pre-tax gain of $3.5 million.

2. Going Concern

As a result of the prolonged downturn in the offshore contract drilling industry, combined with the added economic uncertainty in the global energy markets resulting from a further decline in energy prices and the COVID-19 pandemic and efforts to mitigate the spread of the virus, we have reported a net loss of $861.9 million, inclusive of a $774.0 million impairment charge, for the three months ended March 31, 2020. As of March 31, 2020, we had an aggregate of approximately $2.4 billion in senior notes and borrowings under our revolving credit facility outstanding with stated maturities at various times from 2023 through 2043, of which an aggregate of $436.0 million was borrowed under our revolving credit facility. As described in Note 13 “Subsequent Events,” on April 26, 2020,

Diamond Offshore Drilling, Inc. (the  “Company”) and certain of its direct and indirect subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As a result of the filing of the Chapter 11 Cases, the principal and interest due under our outstanding senior notes and revolving credit facility became immediately due and payable and have been presented as “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at March 31, 2020. However, any efforts to enforce such payment obligations with respect to our senior notes and revolving credit facility are automatically stayed as a result of the filing of the Chapter 11 Cases. We have projected that we will not have sufficient cash on hand or available liquidity to repay such outstanding debt. These conditions and events raise substantial doubt over our ability to continue as a going concern for twelve months after the date our financial statements are issued.

Financial information in this report has been prepared on the basis that we will continue as a going concern, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as they come due. Financial information in this report does not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. Such adjustments could be material.  Our long-term liquidity requirements, the adequacy of capital resources and ability to continue as a going concern are difficult to predict at this time. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, or seek other financing alternatives.

Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, the approval of a plan of reorganization is not within our control and uncertainty remains over the Bankruptcy Court's approval of a plan of reorganization. As such we have concluded that substantial doubt continues to exist about our ability to continue as a going concern.

3. Revenue from Contracts with Customers

The activities that primarily drive the revenue earned from our contract drilling services include (i) providing a drilling rig and the crew and supplies necessary to operate the rig, (ii) mobilizing and demobilizing the rig to and from the drill site and (iii) performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue and reimbursement revenue. We account for these integrated services provided within our drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which we provide drilling services.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	March 31,	December 31,
	2020	2019
Trade receivables	$218,666	$199,572
Current contract assets (1)	3,223	6,314
Current contract liabilities (deferred revenue) (1)	(23,662)	(9,573)
Noncurrent contract liabilities (deferred revenue) (1)	(58,728)	(38,531)

(1)

Contract assets and contract liabilities may reflect balances which have been netted together on a contract basis. Net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, and net noncurrent contract liability balances are included in “Other liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2020	$6,314
Contract liabilities at January 1, 2020	(48,104)
Net balance at January 1, 2020	(41,790)
Decrease due to amortization of revenue included in the beginning contract liability balance	2,591
Increase due to cash received, excluding amounts recognized as revenue during the period	(36,876)
Increase due to revenue recognized during the period but contingent on future performance	160
Decrease due to transfer to receivables during the period	(3,252)
Net balance at March 31, 2020	$(79,167)
Contract assets at March 31, 2020	$3,223
Contract liabilities at March 31, 2020	(82,390)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2020 (in thousands):

	For the Years Ending December 31,
	2020 (1)	2021	2022	Total
Mobilization and contract preparation revenue	$3,135	$2,683	$352	$6,170
Capital modification revenue	16,054	15,509	1,452	33,015
Blended rate revenue and other	31,249	8,165	—	39,414
Total	$50,438	$26,357	$1,804	$78,599

(1)	Represents the nine-month period beginning April 1, 2020.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included.  The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

4. Impairment of Assets

2020 Evaluation. During the first quarter of 2020, the business climate in which we operate experienced a significant adverse change, primarily as a result of the market impacts of the oil price war between Saudi Arabia and Russia and regulatory, market and commercial challenges arising as a result of the COVID-19 pandemic and efforts to mitigate the spread of the virus, both of which resulted in a dramatic decline in oil prices. At March 31, 2020, we evaluated five of our drilling rigs that had indicators of impairment.  Based on our assumptions and analysis at that time, we determined that the carrying value of four of these rigs was impaired (we collectively refer to these four rigs as the 2020 Impaired Rigs).

We estimated the fair values of the 2020 Impaired Rigs using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. Our fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used.

We recorded aggregate impairments of $774.0 million for the three months ended March 31, 2020 related to our 2020 Impaired Rigs. See Note 7.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods. See Note 13.

5. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Trade receivables	$218,666	$199,572
Federal income tax receivables	38,574	38,574
Value added tax receivables	16,111	17,716
Related party receivables	80	166
Other	492	287
	273,923	256,315
Allowance for credit losses	(5,760)	(5,459)
Total	$268,163	$250,856

The Allowance for credit losses at March 31, 2020 and December 31, 2019, represents our current estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 7 for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Deferred contract costs	$31,956	$20,019
Rig spare parts and supplies	14,971	18,250
Prepaid taxes	13,877	12,475
Prepaid rig costs	3,897	2,990
Current contract assets	3,223	6,314
Prepaid insurance	1,940	2,892
Prepaid software costs	1,518	2,319
Other	5,387	3,399
Total	$76,769	$68,658

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Rig operating expenses	$45,231	$37,969
Interest payable	36,813	28,234
Payroll and benefits	28,713	42,494
Accrued capital project/upgrade costs	26,094	56,603
Deferred revenue	23,662	9,573
Current operating lease liability	20,482	20,030
Personal injury and other claims	6,484	7,074
Shorebase and administrative costs	4,374	5,275
Other	4,178	3,528
Total	$196,031	$210,780

Condensed Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Accrued but unpaid capital expenditures at period end	$26,094	$29,902
Common stock withheld for payroll tax obligations (1)	324	844
Cash interest payments	19,785	19,688
Cash income taxes paid, net of (refunds):
Foreign	7,142	8,700
State	(14)	(15)

(1)

Represents the cost of 85,131 shares and 81,480 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units during the three-month periods ended March 31, 2020 and 2019, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and 2019, respectively.

6. Loss Per Share

We present basic and diluted net loss per share on our unaudited Condensed Consolidated Statements of Operations.  Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.  For all periods in which we experience a net loss, all shares of common stock issuable upon exercise of outstanding stock appreciation rights and vesting of outstanding restricted stock units have been excluded from the calculation of weighted-average shares because their inclusion would be antidilutive.

The following table sets forth the stock-based awards excluded from the computations of diluted loss per share (in thousands).

	Three Months Ended March 31,
	2020	2019
Employee and director:
Stock appreciation rights	918	1,022
Restricted stock units	912	1,027

7. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At March 31, 2020, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of credit ratings and financial statements. Based on that credit review, we may require that the customer have a bank issue a letter of credit on their behalf, prepay for the services in advance or provide other credit enhancements. At March 31, 2020, we have not required customers to pay for services in advance, nor have we required credit enhancements from our customers. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At March 31, 2020, $6.9 million in trade receivables were considered past due by 30 days or more, of which $5.5 million were fully reserved for in previous years and the remaining $1.4 million were less than 90 days past due and considered collectible.

Pursuant to ASU 2016-13, we have reviewed our historical credit loss experience over a look-back period of ten years, which we deem to be representative of both up-turns and down-cycles in the offshore drilling industry.  Based on this review, we developed a credit loss factor using a weighted-average ratio of our actual credit losses to revenues during the look-back period. In addition, we also considered current and future anticipated economic conditions in determining our credit loss factor, including crude oil prices and liquidity of credit markets. In applying the requirements of CECL, we segregated our trade receivables into three credit loss risk pools based on customer credit ratings, each of which represents a tier of increasing credit risk. We calculated a credit loss factor based on historical loss rate information and then applied a multiple of our credit loss factor to each of these risk pools, considering the impact of current and future economic information and the level of risk associated with these pools, to calculate our current estimate of credit losses. Trade receivables that are fully covered by allowances for credit losses are excluded from these risk pools for purposes of calculating our current estimate of credit losses.

For purposes of calculating our current estimate of credit losses at January 1, 2020 and March 31, 2020, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period.  Our current estimate of credit losses under CECL was $0.3 million for the three months ended March 31, 2020, all of which related to the cumulative adjustment recorded for the initial adoption of ASU 2016-13. Due to immateriality, the cumulative adjustment was recorded in “Contract drilling expense, excluding depreciation” in our unaudited

Condensed Consolidated Statements of Operations instead of in opening retained earnings as prescribed in ASU 2016-13. Our total allowance for credit losses was $5.8 million and $5.5 million at March 31, 2020 and December 31, 2019, respectively. See Notes 1 and 5.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded an impairment charge related to four of our drilling rigs, which were measured at fair value on a nonrecurring basis at March 31, 2020 and have presented the aggregate loss in “Impairment of assets” in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020. Assets measured at fair value are summarized below (in thousands).

	March 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Three-Months Ended (1)
Recurring fair value measurements:
Money market funds	$482,699	$—	$—	$482,699
Nonrecurring fair value measurements:
Impaired assets (1)	$—	$—	$175,400	$175,400	$774,028

(1) Represents the aggregate impairment charge recognized during the three months ended March 31, 2020 and corresponding book value as of March 31, 2020 of the four semisubmersible rigs, which were written down to their estimated fair values.  See Note 4.

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Recurring fair value measurements:
Money market funds	$135,300	$—	$—	$135,300

 We believe that the carrying amounts of our other financial assets and liabilities (excluding our senior notes), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•	Cash and cash equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.
•	Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

Our senior notes are not measured at fair value; however, under the GAAP fair value hierarchy, our senior notes would be considered Level 2 liabilities. The fair value of our senior notes was derived using a third-party pricing service at March 31, 2020 and December 31, 2019. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our senior notes are shown below (in millions).

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$73.7	$249.6	$212.5	$249.6
7.875% Senior Notes due 2025	147.5	497.3	435.0	497.1
5.70% Senior Notes due 2039	77.5	497.3	292.5	497.3
4.875% Senior Notes due 2043	101.3	749.0	408.8	749.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

8. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2020	2019
Drilling rigs and equipment	$7,273,173	$8,004,489
Land and buildings	64,342	64,267
Office equipment and other	92,965	92,289
Cost	7,430,480	8,161,045
Less: accumulated depreciation	(3,100,497)	(3,008,217)
Drilling and other property and equipment, net	$4,329,983	$5,152,828

During the three months ended March 31, 2020, we recorded an aggregate impairment charge of $774.0 million, to write down four of our drilling rigs with indicators of impairment to their estimated fair values. See Notes 4 and 7.

9. Credit Agreements and Credit Ratings

Credit Agreements

Effective March 17, 2020, we terminated our $225.0 million revolving credit agreement, which was scheduled to mature on October 22, 2020.  At the time of termination, there were no borrowings outstanding under the facility. We did not incur any early termination penalties in connection with the termination and wrote off $0.5 million in deferred arrangement fees associated with the facility.

In March 2020, we borrowed $436.0 million under our $950.0 million senior 5-year revolving credit agreement, or Credit Agreement, which was entered into on October 2, 2018. The weighted average interest rate on the combined borrowings at March 31, 2020 was 5.32%. Borrowings under the Credit Agreement mature at the earliest of the maturity of the Credit Agreement on October 2, 2023, termination of the commitments or acceleration upon an event of default. The filing of the Chapter 11 Cases constituted an event of default and the principal and interest due under the Credit Agreement became immediately due and payable and therefore ,have been presented as “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at March 31, 2020. See Note 13 “Subsequent Events.”

 In January 2020, a $6.0 million financial letter of credit was issued under the Credit Agreement in support of a previously issued surety bond.  See Note 13 “Subsequent Events.”

Credit Ratings

On March 9, 2020, Moody’s Investor Services (“Moody’s), downgraded our current corporate credit rating to Caa1 from B2 and our current senior unsecured notes credit rating to Caa2 from B3.  On April 16, 2020, Moody’s further downgraded both our corporate credit rating and our current senior unsecured notes credit rating to Ca. And, on April 27, 2020, Moody’s downgraded our corporate credit rating to D. The rating outlook from Moody’s is negative.

Additionally, on April 16, 2020, S&P Global Ratings (“S&P”) downgraded our corporate and senior unsecured notes credit ratings to CC from CCC+ and our Credit Agreement rating to CC from B-. On April 24, 2020, S&P lowered our corporate credit rating and all issue-level credit ratings to D. Our rating outlook from S&P has been designated as not meaningful.

Our current credit ratings are below investment grade and could raise our cost of financing. Consequently, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. These ratings could limit our ability to pursue other business opportunities.

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

Asbestos Litigation

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

Non-Income Tax and Related Claims

We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for these taxes and the related penalties and interest and, accordingly, have recorded a $12.7 million and $16.1 million liability at March 31, 2020 and December 31, 2019, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Litigation

We have been named in various other claims, lawsuits or threatened actions that are incidental to the ordinary course of our business, including a claim by one of our customers in Brazil, Petróleo Brasileiro S.A., or Petrobras, that it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that it must pay to the Brazilian tax authorities for our applicable portion of withholding taxes related to Petrobras’ charter agreements with its contractors. We intend to defend these matters vigorously; however, litigation is inherently unpredictable, and the ultimate outcome or effect of any claim, lawsuit or action cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of any litigation matter. Any claims against us, whether meritorious or not, could cause us to incur significant costs and expenses and require significant amounts of management and operational time and resources. In the opinion of our management, no such pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Personal Injury Claims

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2020 our estimated liability for personal injury claims was $15.7 million, of which $6.2 million and $9.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2019 our estimated liability for personal injury claims was $17.4 million, of which $6.4 million and $11.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

  Letters of Credit and Other

We were contingently liable as of March 31, 2020 in the aggregate amount of $32.9 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $24.3 million of these tax and customs bonds can require collateral at any time, while the remaining agreements, aggregating $8.6 million, cannot require collateral except in events of default.  During the quarter ended March 31, 2020, we issued a $6.0 million financial letter of credit as collateral in support of our outstanding surety bonds. In April 2020, we made cash collateral deposits of $17.5 million with respect to other bonds and letters of credit.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2020, our active drilling rigs were located offshore three countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended March 31, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$104,900	$3,144	$108,044
Brazil	63,179	-	63,179
United Kingdom	32,599	3,245	35,844
Australia	17,188	4,915	22,103
Total	$217,866	$11,304	$229,170

	Three Months Ended March 31, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$138,632	$1,946	$140,578
Brazil	53,284	30	53,314
United Kingdom	24,609	1,907	26,516
Australia	10,172	2,962	13,134
Total	$226,697	$6,845	$233,542

12. Income Tax

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act allows a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years.  As a result of the carryback, we recognized a tax benefit of $9.7 million due to a partial release of a previously recognized valuation allowance and tax rate change.

13. Subsequent Events

Senior Notes and Potential Event of Default

On April 16, 2020, we announced that we elected not to make the semiannual interest payment due in respect of our 5.70% Senior Notes due 2039 (the “Notes”), which was due on April 15, 2020.  Under the terms of the governing indenture, we have a 30-day grace period to make the payment.  Non-payment of the interest due on the due date was not an event of default but would become an event of default if the payment was not made within the 30-day grace period.  During the grace period, we are not permitted to borrow additional amounts under our Credit Agreement.

An event of default under the indenture governing the Notes would result in a cross-default under the Credit Agreement, whereupon the Notes and our borrowings under the Credit Agreement may then be subject to acceleration. The acceleration of the Notes or our borrowings under the Credit Agreement would result in a cross-default under the indentures governing our 3.45% Senior Notes due 2023, 7.875% Senior Notes due 2025 and 4.875% Senior Notes due 2043, whereupon such notes may then be subject to acceleration, subject to a 10-day cure period.

We also announced on April 16, 2020 that we have retained the services of Lazard Frères & Co. LLC as financial advisor and Paul, Weiss, Rifkind, Wharton & Garrison LLP as legal advisor to assist our Board of Directors and management team in analyzing and evaluating the various alternatives with respect to our capital structure.

Reduction in Force

In April 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to lower operating costs and restructure our business. As a result, we announced and communicated a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. As a result, we expect to incur incremental costs of approximately $7.0 million during the remainder of 2020, primarily in the second quarter, for severance and outplacement services related to our former employees.

Contract Termination

In April 2020, we received a purported notice of termination by a subsidiary of Beach Energy Limited of its contract for the Ocean Onyx, which contract was scheduled to commence during the second quarter of 2020. We consider termination of the Ocean Onyx contract to be a triggering event for purposes of impairment testing, as the rig has no future contracts at this time, and we are currently preparing the rig for cold stacking. Based on our assumptions and analysis, we determined that the undiscounted probability-weighted cash flow for the Ocean Onyx was in excess of its carrying value. As a result, we concluded that the carrying value of the rig was not impaired.

Termination of Services Agreement

On April 24, 2020, our services agreement with Loews Corporation was terminated by mutual agreement.  Under the services agreement, Loews had previously provided certain administrative and technical services, such as internal auditing services and advice and assistance with respect to obtaining insurance. We are in the process of replacing certain of these functions with services obtained through other third-party providers.

Bankruptcy Filing

On April 26, 2020, the Debtors commenced the Chapter 11 Cases. The Chapter 11 Cases are jointly administered under the caption In re Diamond Offshore Drilling, Inc., et al, Case No. 20-32307.

The Debtors filed motions with the Bankruptcy Court seeking authorization to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (the “Code”) and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors have also filed with the Bankruptcy Court a variety of motions seeking “first day” relief, including authority to continue using their cash management system, pay employee wages and benefits and pay certain vendors and suppliers in the ordinary course of business (the “First Day Motions”).

On April 27, 2020 the Bankruptcy Court approved the First Day Motions, certain of which were approved on an interim basis.  A subsequent hearing to approve the First Day Motions granted on an interim basis is currently scheduled for May 27, 2020.

Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Debtors were authorized to continue to use their unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Debtors’ operations without interruption during the course of their restructuring. Also pursuant to the First Day Motions, the Debtors received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during their restructuring, pay certain claims relating to critical and other vendors, continue their cash management programs and insurance policies, as well as continue to honor their current customer programs. The Debtors are authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The Debtors filed the Chapter 11 Cases with approximately $434.9 million of unrestricted cash, which they will use to fund operations in the ordinary course and administrative costs during the Chapter 11 Cases.

The filing of the Chapter 11 Cases constitutes an event of default that accelerated the Company’s obligations under the following debt instruments (collectively, the “Debt Instruments”):

•	3.45% Senior Notes due 2023 in the aggregate principal amount outstanding of $250.0 million;

•	7.875% Senior Notes due 2025 in the aggregate principal amount outstanding of $500.0 million;

•	5.70% Senior Notes due 2039 in the aggregate principal amount outstanding of $500.0 million;

•	4.875% Senior Notes due 2043 in the aggregate principal amount outstanding of $750.0 million; and

•	the Credit Agreement, under which an aggregate of $442.0 million is outstanding, consisting of borrowings of $436.0 million and $6.0 million in the form of a letter of credit.

The Debt Instruments provide that as a result of the filing of the Chapter 11 Cases, the principal and accrued interest due thereunder shall be immediately due and payable and have been presented as ”Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at March 31, 2020. However, any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Credit Agreement

As a result of the filing of the Chapter 11 Cases, we received notification on April 28, 2020 that the commitment under our Credit Agreement had been reduced from $950 million to approximately $442.0 million, representing the amount of borrowings outstanding plus the value of the letter of credit that had been issued under the Credit Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report, Item 1A, “Risk Factors,” included in Part II of this report and our audited consolidated financial statements (including the notes thereto), Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2019. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 15 floater rigs (four drillships and 11 semisubmersibles), of which two rigs are currently cold-stacked. As of the date of this report, we are making plans to cold stack an additional two rigs, the Ocean GreatWhite and the Ocean Onyx. The Ocean Confidence was sold in February 2020. See “– Market Overview.”

Bankruptcy Filing

On April 26, 2020, Diamond Offshore Drilling, Inc. (the “Company”) and certain of its direct and indirect subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

See Note 13 “Subsequent Events” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report and “– Liquidity and Capital Resources.”

Market Overview

The protracted industry downturn affecting the offshore contract drilling industry sustained a further significant set-back, commencing in mid-March 2020. The COVID-19 outbreak and actions taken by businesses and governments in response to it have precipitated a lockdown in many parts of the world, leading to a dramatic fall in oil demand and economic activity. In addition, amid the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were unable to reach an agreement on oil production quotas, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, downward pressure on oil prices has remained and could continue for the foreseeable future. As a result of this, crude oil prices have fallen to approximately $15 per barrel as of the date of this report. Consequently, due to the low commodity price and uncertain global demand, many exploration and production companies, including some of our customers, have announced significant reductions in their 2020 capital spending programs.

Floater utilization, which was approximately 67% at the end of the first quarter, is expected to decrease significantly as some industry analysts report that contracting activity has come to a halt as new rig tenders are deferred or canceled. Additionally, some rigs are being released early from drilling programs or are having their contracts terminated, while other programs have been paused in response to the need for COVID-19 containment. Dayrates are also expected to decrease as customers seek lower rates on any new contracts awarded during these unprecedented times.

In April 2020, we received a purported notice of termination by a subsidiary of Beach Energy Limited (“Beach”) of its contract for the Ocean Onyx, which contract was scheduled to commence during the second quarter of 2020 and represents approximately $66 million of contract drilling backlog expected to have been earned in 2020 through 2021. We do not believe that Beach has a valid or lawful right to terminate the contract or that the purported notice of termination is effective, and we intend to enforce our rights under the contract. See “– Contract Drilling Backlog” for future commitments of our rigs during 2020 through 2023.

Global rig attrition is projected by industry analysts to increase as a market recovery is not expected in the near term.  During this time, drilling contractors may elect to forego upcoming special surveys of rigs rolling off contract with no future work, resulting in the cold stacking or ultimate retirement of a rig. Historically, the longer a drilling rig remains cold stacked, the cost of reactivation increases and the likelihood of reactivation decreases.

During the first quarter of 2020, we recognized asset impairments aggregating $774.0 million to write down four of our semisubmersible rigs to their estimated fair values. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods. As of the date of this report, we have two cold-stacked semisubmersible rigs and are making plans to cold stack an additional two semisubmersible rigs.

Contract Drilling Backlog

Our contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Our utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including effects of COVID-19 and efforts to mitigate the spread of the virus, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

The backlog information presented below does not, nor is it intended to, align with the disclosures related to revenue expected to be recognized in the future related to unsatisfied performance obligations, which are presented in Note 3 “Revenue from Contracts with Customers” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. Contract drilling backlog includes only future dayrate revenue as described above, while the disclosure in Note 3 excludes dayrate revenue and reflects expected future revenue for mobilization, demobilization and capital modifications to our rigs, which are related to non-distinct promises within our signed contracts. See “– Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows.”

The following table reflects our contract drilling backlog as of April 1, 2020 (based on information available at that time), January 1, 2020 (the date reported in our Annual Report on Form 10-K/A for the year ended December 31, 2019), and April 1, 2019 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (in millions).

	April 1, 2020 (1)(2)	January 1, 2020 (1)	April 1, 2019 (1)
Contract Drilling Backlog	$1,393	$1,611	$1,762

(1)

Contract drilling backlog as of April 1, 2020, January 1, 2020 and April 1, 2019 excludes future commitment amounts totaling approximately $100.0 million, $100.0 million and $135.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

(2)

Contract drilling backlog as of April 1, 2020 includes approximately $66 million of backlog attributable to the upcoming contract for the Ocean Onyx, which Beach has attempted to terminate. See “ – Market Overview.”

The following table reflects the amount of revenue related to our contract drilling backlog by year as of April 1, 2020 (in millions).

	For the Years Ending December 31,
	Total	2020 (1)	2021	2022	2023
Contract Drilling Backlog (2)(3)	$1,393	$521	$493	$266	$113

(1)	Represents the nine-month period beginning April 1, 2020.
(2)

Contract drilling backlog as of April 1, 2020 excludes future gross margin commitments totaling approximately $100.0 million, which is comprised of approximately $25.0 million for 2020 and an aggregate of approximately $75.0 million for the three-year period ending December 31, 2023.  These amounts are payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the two respective periods, pursuant to terms of an existing contract.

(3)

Contract drilling backlog as of April 1, 2020 includes $33.1 million and $32.6 million for the years 2020 and 2021, respectively, of backlog attributable to the upcoming contract for the Ocean Onyx, which Beach has attempted to terminate. See “ – Market Overview.”

The following table reflects the percentage of rig days committed by year as of April 1, 2020. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2020 (1)	2021	2022	2023
Rig Days Committed (2)	64%	45%	21%	8%

(1)	Represents the nine-month period beginning April 1, 2020.
(2)

As of April 1, 2020, includes approximately 245 rig days, 125 rig days and 30 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2020 and for the years 2021 and 2022, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Restructuring Costs. In April 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to lower operating costs and restructure our business. As a result, we expect to incur incremental costs of approximately $7.0 million during the remainder of 2020, primarily in the second quarter, for severance and outplacement services related to our former employees. In addition, we expect to incur incremental costs of approximately $55.0 million during the remainder of 2020 for attorneys, financial advisors and other professionals in connection with our Chapter 11 Cases.

Coronavirus Pandemic. The most immediate impacts and risks to our business as a result of the COVID-19 outbreak and efforts to mitigate the spread of the virus have been the safety of our personnel, as well as travel restrictions that have challenged the ability to move personnel, equipment and services to-and-from drilling rigs. In some instances, we have asked our rig crews to quarantine in-country before offshore rotations, as well as to remain in country after their offshore rotation, which has resulted in incremental costs for salaries and other employee-related expenses.  In addition, we have incurred additional costs to deep-clean facilities, purchase medical supplies and personal protective equipment. To date such costs have not been significant, but we cannot predict the future financial impact of our response to the pandemic in this fluid environment.

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. In addition, our operating income is negatively impacted by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2020, we expect to spend approximately 245 days for upgrades, surveys, contract preparation and mobilization of rigs, which includes an aggregate of approximately 200 days for special surveys, upgrades and contract preparation for the Ocean BlackRhino and Ocean BlackLion and approximately 45 days for the mobilization of the Ocean Monarch and Ocean Onyx related to their upcoming contracts. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, upgrades, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2019.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except days, daily amounts and percentages)
REVENUE-EARNING DAYS (1)	795	734
UTILIZATION (2)	56%	48%
AVERAGE DAILY REVENUE (3)	$273,900	$309,000

REVENUE RELATED TO CONTRACT DRILLING SERVICES	$217,866	$226,697
REVENUE RELATED TO REIMBURSABLE EXPENSES	11,304	6,845
TOTAL REVENUES	$229,170	$233,542
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$184,511	$167,429
REIMBURSABLE EXPENSES	$11,113	$6,743
OPERATING LOSS
Contract drilling services, net	$33,355	$59,268
Reimbursable expenses, net	191	102
Depreciation	(93,043)	(86,898)
General and administrative expense	(16,345)	(17,312)
Impairment of assets	(774,028)	-
Gain (loss) on disposition of assets	3,433	(4,287)
Total Operating Loss	$(846,437)	$(49,127)
Other income (expense):
Interest income	389	2,414
Interest expense, net of amounts capitalized	(32,321)	(29,925)
Foreign currency transaction gain (loss)	207	(1,085)
Other, net	323	333
Loss before income tax benefit	(877,839)	(77,390)
Income tax benefit	15,899	4,062
NET LOSS	$(861,940)	$(73,328)

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including two and three cold-stacked rigs at March 31, 2020 and 2019, respectively).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per revenue-earning day.

Three Months Ended March 31, 2020 and 2019

Net results for the first quarter of 2020 decreased $788.6 million compared to the first quarter of 2019, primarily due to an impairment charge of $774.0 million recognized in the first quarter of 2020 combined with lower margins from our contract drilling services. Contract drilling services contributed operating income of $33.4 million during the first quarter of 2020 compared to operating income of $59.3 million in the first quarter of 2019. Our results for the first quarter of 2020 were also negatively impacted by higher depreciation expense of $6.1 million, primarily due to capital expenditures made during 2019.  These unfavorable impacts to our net results were partially offset by a $3.5 million gain recognized for the sale of a drilling rig and incremental tax benefit of $11.8 million recognized during the first quarter of 2020.

Operating Results. Contract drilling revenue decreased $8.8 million during the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower average daily revenue earned ($28.0 million), partially offset by the effect of 61 incremental revenue-earning days ($19.1 million).  The decrease in average daily revenue is primarily due to the completion of a long-term contract for the Ocean BlackHornet in July 2019, which was at a significantly higher dayrate than the rig’s current contract, partially offset by $8.8 million of revenue recognized during the first quarter of 2020 related to the reimbursement of withholding taxes related to one of our rigs in Brazil. Revenue-earning days increased, compared to the first quarter of 2019, primarily due to incremental revenue-earning days for the Ocean Endeavor (90 days), which was reactivated for a new contract that commenced during the second quarter of 2019, and less downtime for planned shipyard projects and mobilization of rigs (77 days), partially offset by the unfavorable impact of incremental non-productive days (58 days).

Contract drilling expense, excluding depreciation, increased $17.1 million during the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher costs for repairs and maintenance ($7.6 million), labor and personnel ($7.3 million), primarily related to the newly reactivated Ocean Endeavor and Ocean Onyx, equipment rental ($2.2 million) and inspections ($2.2 million), partially offset by a net reduction in other rig costs ($2.2 million).

Impairment of Assets. During the first quarter of 2020, we evaluated five of our drilling rigs that had indicators of impairment and determined that the carrying values of four of the rigs were impaired.  As a result, we recognized an aggregate impairment charge of $774.0 million during the quarter. See Notes 4 and 7 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Gain (Loss) on Disposition of Assets.  During the first quarter of 2020, we sold the Ocean Confidence, a previously impaired semisubmersible rig that was cold stacked in 2015, for a net pre-tax gain of $3.5 million.  In the first quarter of 2019, we recognized a $4.3 million loss on the sale of certain scrapped rig equipment.

Income Tax Benefit. On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act allows a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years.  As a result of the carryback, we recognized a tax benefit of $9.7 million due to a partial release of a previously recognized valuation allowance and tax rate change.

We recorded a net income tax benefit of $15.9 million (1.8% effective tax rate) for the first quarter of 2020, compared to an income tax benefit of $4.1 million (5.3% effective tax rate) for the same quarter of 2019. The decrease in the effective tax rate was primarily due to an increase in valuation allowance for tax attributes that are not likely to be realized and our mix of domestic and international pre-tax profits and losses, partially offset by the benefit recognized from the CARES Act.

Liquidity and Capital Resources

In April 2020, as a result of continued challenges in the offshore drilling industry and the current uncertainty in the global markets resulting from, among other things, the COVID-19 outbreak and a significant decline in oil prices, we commenced the Chapter 11 Cases described in Note 13 “Subsequent Events” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report and “– Bankruptcy Filing”.

Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, uncertainty remains over the Bankruptcy Court's approval of a plan of reorganization, and therefore substantial doubt exists over our ability to continue as a going concern at this time.  Financial information in this report has been prepared on the basis that we will continue as a going concern, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as they come due. Financial information in this report does not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. Such adjustments could be material.  Our long-term liquidity requirements, the adequacy of capital resources and ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the

Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, or seek other financing alternatives.

We have historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include the servicing of our debt repayments and interest payments, as well as funding our working capital requirements and capital expenditures. As of April 1, 2020, our contractual backlog was $1.4 billion, of which $0.5 billion is expected to be realized during the remaining nine months of 2020. Also, during the fourth quarter of 2020, we expect to receive a $25.0 million payment from a customer for a gross margin commitment pursuant to terms of an existing contract if the commitment is not satisfied by the signing of a new contract commencing in 2020. At March 31, 2020, we had cash available for current operations of $499.1 million.

Sources and Uses of Cash

During the first quarter of 2020, net cash usage for operating activities and capital expenditures was $22.8 million and $74.9 million, respectively. Our primary sources of cash during the same period were $436.0 million in borrowings under our credit facility and proceeds from the sale of the Ocean Confidence of $4.6 million.

Cash Flow from Operations. Cash flow from operations for the first quarter of 2020 decreased $25.7 million compared to the first quarter of 2019, primarily due to higher net cash expenditures related to contract drilling, shorebase support and general and administrative costs ($44.2 million). The incremental cash used for operations during the first quarter of 2020 was partially offset by an increase in cash receipts for contract drilling services ($20.1 million) and lower foreign income tax payments, net of refunds ($1.6 million).

Upgrades and Other Capital Expenditures. As of the date of this report, we expect cash capital expenditures for the remaining nine months of 2020 to be approximately $115 million to $135 million for a total spend of approximately $190 million to $210 million in 2020.  Planned spending for the remainder of 2020 primarily consists of equipment upgrades for the Ocean BlackRhino and Ocean BlackLion.  At March 31, 2020, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of March 31, 2020, the total net unrecognized tax benefits related to uncertain tax positions was $245.6 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

See Note 9 “Credit Agreements and Credit Ratings” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the recent downgrades of our credit ratings.

Other Commercial Commitments - Letters of Credit

See Note 10 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our other commercial commitments.

Off-Balance Sheet Arrangements

At March 31, 2020 and December 31, 2019, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “would,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	our ability to continue as a going concern;
•	covenant compliance and availability of borrowings under our Credit Agreement or other financings;
•	any potential debt restructuring or refinancing and access to sources of liquidity;
•

our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;

•

our ability to negotiate, develop, confirm and consummate a plan of reorganization that restructures our debt obligations to address our liquidity issues and allows emergence from the Chapter 11 Cases;

•

the effects of the Chapter 11 Cases on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

•	the effects of the Chapter 11 Cases on the Company and its subsidiaries and on the interests of various constituents, including holders of our common stock and debt instruments;
•	the length of time that we will operate under chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization and restructuring generally;
•

increased advisory costs to execute a plan of reorganization and increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	our ability to access adequate debtor-in-possession financing, if needed, or use cash collateral;
•	the potential adverse effects of the Chapter 11 Cases on our liquidity, results of operations, or business prospects;
•	the impact of the delisting of our common stock by the New York Stock Exchange on the liquidity and market price of our common stock;
•	market conditions and the effect of such conditions on our future results of operations;
•	sources and uses of and requirements for financial resources and sources of liquidity;
•	customer spending programs;
•	contractual obligations and future contract negotiations;
•	interest rate and foreign exchange risk;

•	operations outside the United States;
•	business strategy;
•	growth opportunities;
•	competitive position, including without limitation, competitive rigs entering the market;
•	expected financial position;
•	cash flows and contract backlog;
•

future amounts payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract, including the timing of such payments;

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;
•	financing plans;
•	market outlook;
•	tax planning and effects of the CARES Act;
•	changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•	debt levels and the impact of changes in the credit markets and credit ratings for us and our debt;
•	budgets for capital and other expenditures;
•	financial and operational impacts of and duration of the COVID-19 pandemic and any related actions taken by businesses and governments;
•	timing and duration of required regulatory inspections for our drilling rigs and other planned downtime;
•	process and timing for acquiring regulatory permits and approvals for our drilling operations;
•	timing and cost of completion of capital projects;
•	delivery dates and drilling contracts related to capital projects;
•	Beach’s attempt to terminate its contract for the Ocean Onyx and future backlog for the Ocean Onyx;
•	plans and objectives of management;
•	scrapping retired rigs;
•	asset impairments and impairment evaluations;
•	assets held for sale;
•	our internal controls and internal control over financial reporting;
•	performance of contracts;
•	compliance with applicable laws; and
•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2019 and Item 1A, “Risk Factors,” included in Part II of this report.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation provides the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period. This sensitivity analysis estimates the change in the market value of our interest sensitive liabilities that were held on March 31, 2020 and December 31, 2019, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

Our existing senior notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. However, changes in market interest rates are reflected in the fair value of the debt. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $11.0 million and $89.7 million as of March 31, 2020 and December 31, 2019, respectively. A 100-basis point decrease would result in an increase in market value of $11.6 million and $102.0 million as of March 31, 2020 and December 31, 2019, respectively.

There were no other material changes in our market risk components for the three months ended March 31, 2020. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2019 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 10 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. In addition, information related to the Chapter 11 Cases that we filed in the Bankruptcy Court on April 26, 2020 is included in Note 13 “Subsequent Events – Bankruptcy Filing” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K/A for the year ended December 31, 2019 includes a detailed discussion of certain material risk factors facing our company. The additional risk factors presented below describes additional risk factors and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2019.

Risks Related to Our Chapter 11 Cases

The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases may have a material adverse impact on the trading price and may result in the cancellation and discharge of our securities, including our common stock. If approved by the Bankruptcy Court, a plan of reorganization will govern distributions to and the recoveries of holders of our securities.

We engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to our capital structure. These efforts led to the commencement of the Chapter 11 Cases in the Bankruptcy Court on April 26, 2020.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring while at the same time attending to our business operations. Bankruptcy Court protection and operating as debtors in possession, also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues and cash flow.

If we are not able to obtain confirmation of a Chapter 11 plan of reorganization, or if current liquidity is insufficient or exit financing is not available, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. If confirmation by the Bankruptcy Court does not occur, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.

As more fully described elsewhere in this report, the Debtors filed voluntary petitions to reorganize under Chapter 11 on April 26, 2020. During our Chapter 11 Cases, we plan to continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11. As a consequence of our Chapter 11 filing, our operations, including our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

•	our ability to successfully develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;
•

our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;

•	the possibility that actions and decisions of our creditors and other third parties with interests in our Chapter 11 Cases may be inconsistent with our plans;
•	the high costs of bankruptcy proceedings and related fees;
•

our ability to obtain acceptable and sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing;

•	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; and
•	the possibility that the Chapter 11 proceedings will disrupt or impede our international operations.

Delays in the Chapter 11 proceedings increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative publicity associated with the Chapter 11 proceedings could adversely affect our relationships with our vendors, suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In particular, critical suppliers, vendors and customers may determine not to do business with us due to the Chapter 11 proceedings. In addition, certain transactions may also require the consent of lenders under any subsequent debtor-in-possession financing. Also, during the pendency of any Chapter 11 proceedings, we will need the prior approval of the Bankruptcy Court for certain transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Additionally, losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to change substantially our capital structure;
•	our ability to obtain adequate liquidity and access financing sources;
•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;
•	our ability to retain key employees; and
•	the overall strength and stability of general economic conditions and the financial and oil and gas industries, both in the U.S. and in global markets.

The failure of any of these factors could materially adversely affect the successful reorganization of our business.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, earnings, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be entirely accurate. The forecasts may be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

As a result of the Chapter 11 Cases, the realization of our assets and liquidation of our liabilities are subject to uncertainty, and our historical financial information will not be indicative of our future financial performance.

If a plan of reorganization is ultimately confirmed by the Bankruptcy Court, our capital structure will likely be significantly altered under such plan (whether or not following a sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code). Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may seek a sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code in conjunction with, or instead of, a plan of reorganization. Any sales or disposals of assets and liquidations or settlements of liabilities may be for amounts other than those reflected in our consolidated financial statements. In connection with the Chapter 11 Cases, the development of a plan of reorganization and/or sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements or charges could be material to our consolidated financial position and results of operations in any given period.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to the commencement of the bankruptcy proceedings or before consummation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Subject to the terms of the plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	sell assets outside the ordinary course of business;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	grant liens; and
•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of corporate management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the pendency of the Chapter 11 proceedings, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations. The loss of the services of any members of our senior management could impair our ability to execute our strategy and, as a result, could have a material adverse effect on our financial condition and results of operations.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether our common stock will be cancelled or if holders of such common stock will receive any distribution with respect to, or be able to recover any portion of, their investments.

We have a significant amount of indebtedness that is senior to our common stock in our capital structure. It is unclear at this stage of the Chapter 11 Cases if any plan of reorganization would allow for distributions with respect to our common stock and other outstanding equity interests. It is possible that these equity interests may be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

We have received notice of the New York Stock Exchange (“NYSE”) determining to commence proceedings to delist our common stock. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

As a consequence of the Chapter 11 Cases, on April 27, 2020, the NYSE suspended trading in our common stock at the market opening. We received written notice from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D as a result of the filing of the Chapter 11 Cases. Since April 28, 2020, our common stock has been quoted on the OTC Pink Open Market under the symbol “DOFSQ.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.

Other Risks

The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus and the failure of certain oil producing nations to reach an agreement on oil production quotas in early 2020 have materially adversely affected and could continue to materially adversely affect our operations and financial results.

The novel coronavirus, or COVID-19, outbreak and actions taken by businesses and governments in response to it have precipitated a lockdown in many parts of the world, leading to a dramatic fall in economic activity and the demand for oil. The COVID-19 pandemic has negatively impacted the global economy and disrupted financial markets and international trade, resulting in increased unemployment levels and significantly impacting global supply chains and travel networks. In the midst of the ongoing COVID-19 pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations, or OPEC+, were unable to reach an agreement on oil production quotas, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The combination of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, downward pressure on oil prices has remained and could continue for the foreseeable future.

These events have materially negatively affected and are expected to continue to materially negatively affect our business.  Due to the impact on demand and resulting downward pressure on commodity prices, our customers may delay or cancel planned drilling campaigns or seek to terminate existing contracts. In addition, Federal, state, and local governments, as well as foreign countries in which we operate, have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Although we are considered an essential business, some of these actions have impacted our operations, causing us to find workarounds to normal processes to staff our offshore drilling rigs and to conduct our business due to shelter-in-place restrictions for our corporate office and many of our international shorebase locations. Given that the situation surrounding the COVID-19 pandemic remains fluid, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the extent of the impact they will have on our results of operations, financial condition and liquidity, or the pace of any subsequent recovery. However, the potential for a materially adverse impact on our results of operations, financial condition, and liquidity increases the longer the COVID-19 pandemic continues to impact global and U.S. economic conditions.

See “ – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue will be ultimately realized.” included under Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2019.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1

Employment Agreement, dated as of March 20, 2020, between Diamond Offshore Drilling, Inc. and Marc Edwards (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 23, 2020)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

99.1*	Letter Agreement re Termination of Services Agreement, dated April 7, 2020, between Loews Corporation and Diamond Offshore Drilling, Inc.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date May 4, 2020	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date May 4, 2020		/s/ Beth G. Gordon
Beth G. Gordon
Vice President and Controller (Chief Accounting Officer)