Form 10-Q
period 2020-06-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2020-08-03
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020 Common stock, $0.01 par value per share   138,054,311 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED JUNE 30, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$485,883	$156,281
Restricted cash	25,519	—
Investment in bonds	5,720	—
Accounts receivable	196,633	256,315
Less: allowance for credit losses	(5,667)	(5,459)
Accounts receivable, net	190,966	250,856
Prepaid expenses and other current assets	74,871	68,658
Assets held for sale	2,000	1,000
Total current assets	784,959	476,795
Drilling and other property and equipment, net of
accumulated depreciation	4,286,176	5,152,828
Other assets	209,498	204,421
Total assets	$5,280,633	$5,834,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,210	$68,586
Accrued liabilities	145,457	210,780
Taxes payable	15,948	23,228
Total current liabilities	196,615	302,594
Long-term debt	—	1,975,741
Deferred tax liability	32,447	47,528
Other liabilities	98,203	275,971
Commitments and contingencies (Note 10)
Total liabilities not subject to compromise	327,265	2,601,834
Liabilities subject to compromise	2,722,679	—
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 145,258,536 shares issued and 138,050,347 shares outstanding at June 30, 2020; 144,781,766 shares issued and 137,703,910 shares outstanding at December 31, 2019)	1,453	1,448
Additional paid-in capital	2,029,978	2,024,347
Retained earnings	405,441	1,412,201
Accumulated other comprehensive loss	(21)	(18)
Treasury stock, at cost (7,208,189 and 7,077,856 shares of common stock at June 30, 2020 and December 31, 2019, respectively)	(206,162)	(205,768)
Total stockholders’ equity	2,230,689	3,232,210
Total liabilities and stockholders’ equity	$5,280,633	$5,834,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Contract drilling	$188,637	$207,273	$406,503	$433,970
Revenues related to reimbursable expenses	9,566	9,433	20,870	16,278
Total revenues	198,203	216,706	427,373	450,248
Operating expenses:
Contract drilling, excluding depreciation	165,943	224,782	350,455	392,210
Reimbursable expenses	8,307	9,313	19,419	16,057
Depreciation	74,835	88,253	167,878	175,151
General and administrative	15,701	15,294	32,046	32,605
Impairment of assets	—	—	774,028	—
Restructuring and separation costs	17,119	—	17,119	—
Gain on disposition of assets	(220)	(9,436)	(3,653)	(5,149)
Total operating expenses	281,685	328,206	1,357,292	610,874
Operating loss	(83,482)	(111,500)	(929,919)	(160,626)
Other income (expense):
Interest income	108	1,933	498	4,346
Interest expense, net of amounts capitalized (excludes $24.6 million of contractual interest expense on debt subject to compromise for the three- and six-month periods ended June 30, 2020)	(10,333)	(31,159)	(42,655)	(61,084)
Foreign currency transaction loss	(1,004)	(721)	(797)	(1,806)
Reorganization items, net	(53,977)	—	(53,977)	—
Other, net	(81)	105	242	438
Loss before income tax benefit	(148,769)	(141,342)	(1,026,608)	(218,732)
Income tax benefit	3,949	27,354	19,848	31,416
Net loss	$(144,820)	$(113,988)	$(1,006,760)	$(187,316)
Loss per share, Basic and Diluted	$(1.05)	$(0.83)	$(7.30)	$(1.36)
Weighted-average shares outstanding:
Shares of common stock	138,043	137,691	137,937	137,607
Dilutive potential shares of common stock	—	—	—	—
Total weighted-average shares outstanding	138,043	137,691	137,937	137,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(144,820)	$(113,988)	$(1,006,760)	$(187,316)
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net loss	(2)	(2)	(3)	(3)
Investments in marketable securities:
Unrealized holding gain	—	9	—	23
Reclassification adjustment for gain included in net loss	—	(15)	—	(47)
Total other comprehensive loss	(2)	(8)	(3)	(27)
Comprehensive loss	$(144,822)	$(113,996)	$(1,006,763)	$(187,343)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended June 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Losses	Shares	Amount	Equity
April 1, 2020	145,107,046	$1,451	$2,025,887	$550,261	$(19)	7,162,987	$(206,092)	$2,371,488
Net loss	—	—	—	(144,820)	—	—	—	(144,820)
Stock-based compensation, net of tax	151,490	2	4,091	—	—	45,202	(70)	4,023
Net loss on derivative financial instruments	—	—	—	—	(2)	—	—	(2)
June 30, 2020	145,258,536	$1,453	$2,029,978	$405,441	$(21)	7,208,189	$(206,162)	$2,230,689

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Losses	Shares	Amount	Equity
January 1, 2020	144,781,766	$1,448	$2,024,347	$1,412,201	$(18)	7,077,856	$(205,768)	$3,232,210
Net loss	—	—	—	(1,006,760)	—	—	—	(1,006,760)
Stock-based compensation, net of tax	476,770	5	5,631	—	—	130,333	(394)	5,242
Net loss on derivative financial instruments	—	—	—	—	(3)	—	—	(3)
June 30, 2020	145,258,536	$1,453	$2,029,978	$405,441	$(21)	7,208,189	$(206,162)	$2,230,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

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

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(1,006,760)	$(187,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	167,878	175,151
Loss on impairment of assets	774,028	-
Reorganization items, net	33,318	-
Gain on disposition of assets	(3,653)	(5,149)
Deferred tax provision	(14,986)	(31,125)
Stock-based compensation expense	5,636	2,956
Contract liabilities, net	19,809	14,017
Contract assets, net	1,337	(566)
Deferred contract costs, net	(9,492)	26,879
Long-term employee remuneration programs	(6,204)	(954)
Noncurrent collateral deposits	(18,262)	-
Other assets, noncurrent	(6,186)	(118)
Other liabilities, noncurrent	(1,417)	3
Other	4,493	(346)
Changes in operating assets and liabilities:
Accounts receivable	54,023	5,534
Prepaid expenses and other current assets	950	(2,002)
Accounts payable and accrued liabilities	42,139	9,961
Taxes payable	(3,918)	(9,608)
Net cash provided by (used in) operating activities	32,733	(2,683)
Investing activities:
Capital expenditures	(118,379)	(172,335)
Proceeds from maturities of marketable securities	—	2,025,000
Purchase of marketable securities	—	(1,872,107)
Proceeds from disposition of assets, net of disposal costs	4,767	15,573
Net cash used in investing activities	(113,612)	(3,869)
Financing activities:
Borrowings under credit facility	436,000	—
Other	—	(12)
Net cash provided by (used in) financing activities	436,000	(12)
Net change in cash, cash equivalents and restricted cash	355,121	(6,564)
Cash, cash equivalents and restricted cash, beginning of period	156,281	154,073
Cash, cash equivalents and restricted cash, end of period	$511,402	$147,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2019 (File No. 1-13926).

As of July 30, 2020, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology under previous GAAP by requiring entities to measure credit losses of certain financial assets, including trade receivables, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

We adopted ASU 2016-13 and its related amendments, or collectively, CECL, effective January 1, 2020, by recognizing a cumulative-effect adjustment which was not material to our unaudited condensed consolidated financial statements. CECL has been applied prospectively and therefore, prior periods have not been adjusted.  See Notes 5 and 7.

Restricted Cash

We maintain restricted cash bank accounts, which are subject to restrictions due to Bankruptcy Court order, to settle certain professional fees incurred upon or prior to our emergence from bankruptcy. See Note 2.

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities.  At June 30, 2020, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets. See Note 7.

Assets Held for Sale

We reported the aggregate $2.0 million net book value of the Ocean America and Ocean Rover, both previously impaired semisubmersible rigs that were cold stacked in 2015 and 2016, respectively, as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020.

2. Chapter 11 Proceedings

Chapter 11 Cases

On April 26, 2020 (or the Petition Date), Diamond Offshore Drilling, Inc. (or the  Company) and certain of its direct and indirect subsidiaries (which we refer to, together with the Company, as the “Debtors”) filed voluntary petitions for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code (or the Chapter 11 Cases) in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). The Chapter 11 Cases are jointly administered under the caption In re Diamond Offshore Drilling, Inc., et al, Case No. 20-32307.

The Debtors filed motions with the Bankruptcy Court seeking authorization to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (or the Bankruptcy Code) and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court a variety of motions seeking “first day” relief, including authority to continue using their cash management system, pay employee wages and benefits and pay certain vendors and suppliers in the ordinary course of business (or the First Day Motions), all of which were approved.

Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Debtors were authorized to continue to use their unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Debtors’ operations without interruption during the course of their restructuring. Also pursuant to the First Day Motions, the Debtors received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay prepetition employee wages, salaries, health benefits and other employee obligations during their restructuring, pay certain claims relating to critical and other vendors, continue their cash management programs and insurance policies and continue to honor their current customer programs. The Debtors are authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Commencement of the Chapter 11 Cases automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date, actions to enforce pre-Petition Date contractual rights or remedies against the Debtors and actions to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the commencement of the Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against the Debtors or their property to recover on, collect, or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

The U.S. Trustee for the Southern District of Texas filed a notice appointing an official committee of unsecured creditors on May 11, 2020, which was subsequently reconstituted on June 11, 2020.

On May 27, 2020, the Bankruptcy Court approved a new key employee retention plan and a new non-executive incentive plan covering certain non-executive key employees.  On June 23, 2020, the Bankruptcy Court approved a key employee incentive plan covering certain additional key employees, including our executive officers. Upon the participating employee’s acceptance of an award under the new compensation plans, all outstanding unvested incentive awards previously granted to the employee under our previously-existing incentive plans, consisting of restricted stock units (or RSUs), stock appreciation rights (or SARs) and/or cash incentive awards, were canceled.

As of June 30, 2020, the Debtors had not emerged from bankruptcy and no plan of reorganization or restructuring support agreement had been filed with the Bankruptcy Court. Negotiations between the various parties to the Chapter 11 Cases are ongoing. A plan of reorganization, if and when approved by the Bankruptcy Court, could materially change the amounts and classifications of assets and liabilities reported in the accompanying unaudited condensed consolidated financial statements.

Going Concern

During the first quarter of 2020, the business climate in which we operate experienced a significant adverse change, primarily as a result of the market impacts of the oil price war between Saudi Arabia and Russia and regulatory, market and commercial challenges that arose due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, both of which resulted in a dramatic decline in oil prices. As a result of the filing of the Chapter 11 Cases, the principal and interest due under our outstanding senior notes and revolving credit facility became immediately due and payable and have been presented as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020. However, any efforts to enforce such payment obligations with respect to our senior notes and revolving credit facility are automatically stayed as a result of the filing of the Chapter 11 Cases. We have projected that we will not have sufficient cash on hand or available liquidity to repay all such outstanding debt. For the six months ended June 30, 2020, we reported a net loss of $1.0 billion, inclusive of a pre-tax $774.0 million impairment charge.

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

Our long-term liquidity requirements and the adequacy of capital resources are difficult to predict at this time. Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, as of June 30, 2020, we do not have a plan of reorganization in place. Additionally, the approval of a plan of reorganization is not within our control and uncertainty remains over the Bankruptcy Court's approval of a plan of reorganization. As such, due to the absence of a plan of reorganization and lack of clarity regarding emergence from bankruptcy, we have concluded that substantial doubt continues to exist about our ability to continue as a going concern.

Chapter 11 Accounting

We have prepared our unaudited condensed consolidated financial statements as if we were a going concern and in accordance with FASB Accounting Standards Codification Topic No. 852 – Reorganizations, or ASC 852.

Prepetition Restructuring Charges. We have reported legal and other professional advisor fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, as “Restructuring and separation costs” in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.  See Note 11 for a discussion of other costs included in “Restructuring and separation costs.”

Reorganization Items. Expenditures, gains and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as “Reorganization items, net” in our unaudited Condensed Consolidated Statements of Operations. These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases and all adjustments made to the carrying amount of certain prepetition liabilities reflecting claims expected to be allowed by the Bankruptcy Court.

The following table provides information about reorganization items incurred during the three- and six-month periods ended June 30, 2020, subsequent to the Petition Date (in thousands):

June 30,
2020
Professional fees (1)	$20,659
Write-off of debt issuance costs	27,493
Adjustments for estimated claims and rejected contracts	6,539
Gain on settlement with certain unsecured vendors	(714)
Total reorganization items, net	$53,977
(1)

Payments of $0.3 million related to professional fees have been presented as cash outflows from operating activities in our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020. See Note 5.

Liabilities Subject to Compromise. We have reported prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020. ASC 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court. The amounts currently reported as liabilities subject to compromise are preliminary and may be subject to future adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. These amounts represent our best estimate of allowed claims that will be resolved as part of the bankruptcy proceedings, but may be ultimately settled for a lesser amount. We will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise at June 30, 2020 consist of the following (in thousands):

June 30,
2020
Debt subject to compromise:
Borrowings under credit facility	$436,000
3.45% Senior Notes due 2023	250,000
7.875% Senior Notes due 2025	500,000
5.70% Senior Notes due 2039	500,000
4.875% Senior Notes due 2043	750,000
Lease liabilities	144,999
Accrued interest	47,636
Accounts payable	65,526
Other accrued liabilities	24,460
Other liabilities	4,058
Total liabilities subject to compromise	$2,722,679

Upon filing of the Chapter 11 Cases on April 26, 2020, we ceased accruing interest on our senior unsecured debt and borrowings under our credit facility. As a result, we did not record $20.2 million and $4.4 million of contractual interest expense related to our senior notes and borrowings under our credit facility, respectively.

Debtor Financial Statements.

Unaudited condensed consolidated financial statements of the Debtors are set forth below. These financial statements exclude the financial statements of the non-Debtor subsidiaries. Transactions and balances of receivables and payables between the Debtors have been eliminated in consolidation. Amounts payable to the non-Debtor subsidiaries are reported in the unaudited condensed consolidated balance sheet of the Debtors.

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED BALANCE SHEET

(Unaudited)

(In thousands)

June 30,
2020
ASSETS
Current assets:
Cash and cash equivalents	$475,285
Restricted cash	25,519
Accounts receivable	165,590
Less: allowance for credit losses	(208)
Accounts receivable, net	165,382
Prepaid expenses and other current assets	62,265
Assets held for sale	1,000
Total current assets	729,451
Drilling and other property and equipment, net of
accumulated depreciation	4,275,371
Investments in non-debtor subsidiaries	2,458,447
Noncurrent deferred tax assets, net	29,542
Other assets	195,162
Total assets	$7,687,973
LIABILITIES AND DEBTORS’ EQUITY
Current liabilities:
Accounts payable	$30,456
Accrued liabilities	128,721
Taxes payable	17,394
Amounts payable to non-debtor subsidiaries	1,031,470
Total current liabilities	1,208,041
Note payable to non-debtor subsidiary	328,000
Other liabilities	44,450
Total liabilities not subject to compromise	1,580,491
Liabilities subject to compromise	2,722,679
Total debtors’ equity	3,384,803
Total liabilities and debtors’ equity	$7,687,973

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands)

Six Months Ended
June 30,
2020
Revenues:
Contract drilling	$349,704
Revenues related to reimbursable expenses	20,909
Total revenues	370,613
Operating expenses:
Contract drilling, excluding depreciation	301,060
Reimbursable expenses	19,458
Depreciation	167,392
General and administrative	29,405
Impairment of assets	774,028
Restructuring and separation costs	15,085
Gain on disposition of assets	(3,615)
Total operating expenses	1,302,813
Operating loss	(932,200)
Other income (expense):
Interest income	488
Interest expense, net of amounts capitalized	(49,631)
Foreign currency transaction gain	1,194
Reorganization items, net	(53,977)
Other, net	(456)
Loss before income tax benefit	(1,034,582)
Income tax benefit	25,864
Net loss	$(1,008,718)

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Six Months Ended
June 30,
2020
Operating activities:
Net loss	$(1,008,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	167,392
Loss on impairment of assets	774,028
Reorganization items, net	33,318
Gain on disposition of assets	(3,615)
Deferred tax provision	(14,986)
Stock-based compensation expense	5,636
Contract liabilities, net	22,320
Contract assets, net	3,444
Deferred contract costs, net	(13,487)
Long-term employee remuneration programs	(5,421)
Noncurrent collateral deposits	(18,262)
Other assets, noncurrent	(6,450)
Other liabilities, noncurrent	(33)
Other	4,382
Changes in operating assets and liabilities:
Accounts receivable	31,047
Prepaid expenses and other current assets	(325)
Accounts payable and accrued liabilities	50,296
Taxes payable	(18,545)
Due to non-debtor subsidiaries	35,254
Net cash provided by operating activities	37,275
Investing activities:
Capital expenditures	(113,575)
Capital contribution to non-debtor subsidiary	(5,724)
Proceeds from disposition of assets, net of disposal costs	4,730
Net cash used in investing activities	(114,569)
Financing activities:
Borrowings under Credit Facility	436,000
Net cash provided by financing activities	436,000
Net change in cash, cash equivalents and restricted cash	358,706
Cash, cash equivalents and restricted cash, beginning of period	142,098
Cash, cash equivalents and restricted cash, end of period	$500,804

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	June 30,	December 31,
	2020	2019
Trade receivables	$147,113	$199,572
Current contract assets (1)	4,977	6,314
Current contract liabilities (deferred revenue) (1)	(56,404)	(9,573)
Noncurrent contract liabilities (deferred revenue) (1)	(11,509)	(38,531)

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2020	$6,314
Contract liabilities at January 1, 2020	(48,104)
Net balance at January 1, 2020	(41,790)
Decrease due to amortization of revenue included in the beginning contract liability balance	13,436
Increase due to cash received, excluding amounts recognized as revenue during the period	(33,246)
Increase due to revenue recognized during the period but contingent on future performance	2,615
Decrease due to transfer to receivables during the period	(3,252)
Adjustments	(699)
Net balance at June 30, 2020	$(62,936)
Contract assets at June 30, 2020	$4,977
Contract liabilities at June 30, 2020	(67,913)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2020 (in thousands):

	For the Years Ending December 31,
	2020 (1)	2021	2022	Total
Mobilization and contract preparation revenue	$3,484	$4,136	$1,591	$9,211
Capital modification revenue	9,398	16,344	2,275	28,017
Blended rate revenue and other	21,620	9,819	—	31,439
Total	$34,502	$30,299	$3,866	$68,667

(1)	Represents the six-month period beginning June 30, 2020.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included.  The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

4. Impairment of Assets

2020 Evaluation. For the second quarter ended June 30, 2020, we evaluated four of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the undiscounted probability-weighted cash flow for each rig was in excess of its respective carrying value. As a result, we concluded that no impairment of these rigs had occurred at June 30, 2020.

As discussed in Note 2, during the first quarter of 2020, the business climate in which we operate experienced a significant adverse change, which resulted in a dramatic decline in oil prices. During the first quarter of 2020, we evaluated five of our drilling rigs that had indicators of impairment.  Based on our assumptions and analysis at that time, we determined that the carrying value of four of these rigs was impaired (we collectively refer to these four rigs as the 2020 Impaired Rigs).

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

We recorded aggregate impairments of $774.0 million for the six months ended June 30, 2020 related to our 2020 Impaired Rigs. See Note 7.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods.

5. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Trade receivables	$147,113	$199,572
Federal income tax receivables	38,574	38,574
Value added tax receivables	10,750	17,716
Related party receivables	54	166
Other	142	287
	196,633	256,315
Allowance for credit losses	(5,667)	(5,459)
Total	$190,966	$250,856

The allowance for credit losses at June 30, 2020 and December 31, 2019, represents our current estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 7 for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Deferred contract costs	$23,919	$20,019
Prepaid taxes	16,095	12,475
Rig spare parts and supplies	13,025	18,250
Current contract assets	4,977	6,314
Prepaid insurance	4,113	2,892
Prepaid legal retainers	3,623	-
Prepaid rig costs	3,007	2,990
Other	6,112	5,718
Total	$74,871	$68,658

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Deferred revenue	$56,404	$9,573
Payroll and benefits	29,330	42,494
Shorebase and administrative costs	25,126	5,275
Rig operating expenses	15,536	37,969
Accrued capital project/upgrade costs	10,069	56,603
Personal injury and other claims	6,363	7,074
Current operating lease liability	619	20,030
Interest payable	-	28,234
Other	2,010	3,528
Total	$145,457	$210,780

Condensed Consolidated Statements of Cash Flows Information

Noncash operating and investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Accrued but unpaid capital expenditures at period end	$15,593	$32,916
Common stock withheld for payroll tax obligations (1)	394	1,369
Cash interest payments	19,843	56,531
Cash paid for reorganization items, net	274	—
Cash income taxes paid, net of (refunds):
Foreign	9,813	10,025
State	(14)	(15)

(1)

Represents the cost of 130,333 shares and 129,189 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units during the six-month periods ended June 30, 2020 and 2019, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and 2019, respectively.

See Note 7 for a discussion of Trinidad bonds received in settlement of a VAT receivable.

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

The following table sets forth the stock-based awards excluded from the computations of diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee and director:
Stock appreciation rights	756	994	770	1,008
Restricted stock units	422	1,273	554	1,151

7. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At June 30, 2020, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on that credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. At June 30, 2020, we have not required customers to pay for services in advance, nor have we required credit enhancements from our customers. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At June 30, 2020, $9.6 million in trade receivables were considered past due by 30 days or more, of which $5.5 million were fully reserved for in previous years and the remaining $4.1 million were less than 90 days past due and considered collectible.

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

For purposes of calculating our current estimate of credit losses at January 1, 2020 and June 30, 2020, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period.  Our current estimate of credit losses under CECL was $0.2 million at June 30, 2020, which included the cumulative adjustment recorded for the initial adoption of ASU 2016-13. Due to immateriality, the cumulative adjustment was recorded in “Contract drilling, excluding depreciation” expense in our unaudited Condensed Consolidated Statements of Operations instead of in opening retained earnings as prescribed in ASU 2016-13. Our total allowance for credit losses was $5.7 million and $5.5 million at June 30, 2020 and December 31, 2019, respectively. See Notes 1 and 5.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded an impairment charge related to four of our drilling rigs, which were measured at fair value on a nonrecurring basis at March 31, 2020, and have presented the aggregate loss in “Impairment of assets” in our unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.

Assets measured at fair value are summarized below (in thousands).

	June 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Six-months Ended (2)
Recurring fair value measurements:
Investment in foreign bonds (1)	$5,720	$—	$—	$5,720
Nonrecurring fair value measurements:
Impaired assets (2)	$—	$—	$—	$—	$774,028

(1)

Represents an investment in Trinidad bonds, which were received in June 2020 in settlement of a VAT receivable.  The fair value was determined based on third-party quotes received and approximated the amount of the settled receivable.

(2)

Represents the aggregate impairment charge recognized during the three months ended March 31, 2020 related to four semisubmersible rigs, which were written down to their estimated fair values.  See Note 4.

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

We believe that the carrying amounts of our other financial assets and liabilities (excluding our senior notes), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•	Cash and cash equivalents and restricted cash -- The carrying amounts approximate fair value because of the short maturity of these instruments.
•	Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.

Our senior notes are not measured at fair value; however, under the GAAP fair value hierarchy, our senior notes would be considered Level 2 liabilities. The fair value of our senior notes was derived using a third-party pricing service at June 30, 2020 and December 31, 2019. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our senior notes are shown below (in millions).

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$27.0	$250.0	$212.5	$249.6
7.875% Senior Notes due 2025	51.9	500.0	435.0	497.1
5.70% Senior Notes due 2039	50.7	500.0	292.5	497.3
4.875% Senior Notes due 2043	85.4	750.0	408.8	749.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

8. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
Drilling rigs and equipment	$6,995,388	$8,004,489
Land and buildings	64,605	64,267
Office equipment and other	93,023	92,289
Cost	7,153,016	8,161,045
Less: accumulated depreciation	(2,866,840)	(3,008,217)
Drilling and other property and equipment, net	$4,286,176	$5,152,828

During the first quarter of 2020, we recorded an aggregate impairment charge of $774.0 million, to write down four of our drilling rigs with indicators of impairment to their estimated fair values. See Notes 4 and 7.  In the second quarter of 2020, we transferred the net book value of the Ocean America and Ocean Rover, two previously impaired semisubmersible rigs, to “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020.

9. Credit Agreements

Effective March 17, 2020, we terminated our $225.0 million revolving credit agreement, which was scheduled to mature on October 22, 2020.  At the time of termination, there were no borrowings outstanding under the facility. We did not incur any early termination penalties in connection with the termination and wrote off $0.5 million in deferred arrangement fees associated with the facility.

In March 2020, we borrowed $436.0 million under our $950.0 million senior 5-year revolving credit agreement, or Credit Agreement, which we entered into on October 2, 2018. The weighted average interest rate on the combined borrowings at June 30, 2020 was 5.30%. The principal and interest under the Credit Agreement became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the Credit Agreement. Also, as a result of the filing of the Chapter 11 Cases, we received notification on April 28, 2020 that the commitments under our Credit Agreement had been reduced from $950 million to approximately $442.0 million, representing the amount of borrowings outstanding plus the value of a $6.0 million financial letter of credit, which was issued in January 2020 under the Credit Agreement in support of a previously issued surety bond. The outstanding borrowings and accrued interest have been presented as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020.

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

Non-Income Tax and Related Claims

We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for these taxes and the related penalties and interest and, accordingly, have recorded a $12.5 million and $16.1 million liability at June 30, 2020 and December 31, 2019, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2020 our estimated liability for personal injury claims was $15.9 million, of which $6.0 million and $9.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2019 our estimated liability for personal injury claims was $17.4 million, of which $6.4 million and $11.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other

We were contingently liable as of June 30, 2020 in the aggregate amount of $31.8 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $23.4 million of these tax and customs bonds can require collateral at any time, while the remaining agreements, aggregating $8.4 million, cannot require collateral except in events of default.  During the first quarter of 2020, we issued a $6.0 million financial letter of credit as collateral in support of our outstanding surety bonds. Also, in April 2020, we made cash collateral deposits of $17.5 million with respect to other bonds and letters of credit, which are recorded in “Other assets” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020.

11. Restructuring and Separation Costs

Prepetition Restructuring Charges. We engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to our capital structure, leading to the commencement of the Chapter 11 Cases in the Bankruptcy Court on April 26, 2020. Prior to the Petition Date, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. We have reported these amounts in “Restructuring and separation costs” in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

Reduction in Force. In April 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs. During the three- and six-month periods ended June 30, 2020, we incurred $9.7 million, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. We have reported these amounts in “Restructuring and separation costs” in our unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

At June 30, 2020, we had accrued approximately $0.4 million for severance, health insurance continuance and outplacement services, which we expect to pay during the remainder of 2020.  We have reported these amounts in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2020.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2020, our active drilling rigs were located offshore four countries in addition to the United States, including the Ocean Monarch, which is earning a standby rate in Malaysia awaiting clearance to begin operations in Myanmar waters. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended June 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$82,154	$3,284	$85,438
Brazil	56,968	14	56,982
United Kingdom	29,173	1,633	30,806
Australia	16,195	3,283	19,478
Malaysia	4,147	1,352	5,499
Total	$188,637	$9,566	$198,203

	Six Months Ended June 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$187,054	$6,427	$193,481
Brazil	120,147	(39)	120,108
United Kingdom	61,772	4,878	66,650
Australia	33,383	8,112	41,495
Malaysia	4,147	1,492	5,639
Total	$406,503	$20,870	$427,373

	Three Months Ended June 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$117,423	$1,603	$119,026
Brazil	29,139	(23)	29,116
United Kingdom	39,413	2,930	42,343
Australia	21,298	4,923	26,221
Total	$207,273	$9,433	$216,706

	Six Months Ended June 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$256,054	$3,550	$259,604
Brazil	82,423	7	82,430
United Kingdom	64,022	4,836	68,858
Australia	31,471	7,885	39,356
Total	$433,970	$16,278	$450,248

13. Income Tax

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (or the CARES Act). The CARES Act allows a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years.  As a result of the carryback, we recognized a tax benefit of $9.7 million during the first quarter of 2020 due to a partial release of a previously recognized valuation allowance and tax rate change.

The Chapter 11 Cases may have a material impact on our tax attributes, the full extent of which will not be known until a plan of reorganization is approved by the Bankruptcy Court. Cancellation of indebtedness income resulting from the Chapter 11 Cases may reduce our tax attributes including, but not limited to, net operating loss carryforwards, foreign tax credits and depreciable tax basis of our offshore drilling rigs. In addition, the utilization of any remaining tax attributes could potentially be limited in future periods should the plan of reorganization result in an ownership change under Internal Revenue Code Section 382.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and Item 1A, “Risk Factors,” included in Part II of this report; our audited consolidated financial statements (including the notes thereto), Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2019; and Item 1A, “Risk Factors” included in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 13 floater rigs (four drillships and 9 semisubmersibles), including two cold stacked semisubmersible rigs, the Ocean GreatWhite and Ocean Onyx. The Ocean America and Ocean Rover, which were cold stacked in 2015 and 2016, respectively, are being marketed for sale and have been excluded from our current rig fleet. See “– Market Overview.”

Bankruptcy Filing

On April 26, 2020, Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to together with the Company, as the Debtors) filed voluntary petitions (or the Chapter 11 Cases) under chapter 11 (or Chapter 11) of title 11 of the United States Code, (or the Bankruptcy Code) with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As of the date of this report, the Debtors had not emerged from bankruptcy and no plan of reorganization or restructuring support agreement has been filed with the Bankruptcy Court. Negotiations between the various parties to the Chapter 11 Cases are ongoing.

See Note 2 “Chapter 11 Proceedings” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report and “– Liquidity and Capital Resources.”

Market Overview

The offshore contract drilling industry continues to be severely challenged as a result of continued depressed commodity prices and the uncertainty around long lead drilling projects.

The COVID-19 outbreak and measures to mitigate the spread of the virus that occurred in many parts of the world contributed to a dramatic fall in demand for oil during the second quarter of 2020. Parts of the world have now reopened or are in various stages of reopening, while other parts of the globe remain in lockdown.  Some geographic areas are seeing a resurgence of COVID-19. The partial easing of lockdowns has resulted in a gradual increase in demand for oil and gas. In addition, commodity prices have risen since the start of the second quarter of 2020, primarily due to an agreement reached by the Organization of Petroleum Exporting Countries and other oil producing nations on oil production quotas. As of the date of this report, the price for Brent crude oil had rebounded to the low $40-per-barrel range. Despite the modest recovery in commodity price, downward pressure on oil prices is expected to remain during the second half of 2020 and could continue for the foreseeable future.

Many exploration and production companies, including some of our customers, made significant reductions in their 2020 capital spending programs earlier in the year in response to low commodity prices and uncertain global demand. As a result, some rigs were released early from drilling programs or have had their contracts terminated, while other programs have been paused in response to the need for COVID-19 containment. Recently, some previously canceled drilling programs have been restarted in response to the partial reopening of borders and lifting of travel restrictions and resulting gradual increase in demand and commodity prices.

In April 2020, we received a purported notice of termination by a subsidiary of Beach Energy Limited (or Beach) of its contract for the Ocean Onyx, which contract was scheduled to commence during the second quarter of 2020. We do not believe that Beach has a valid or lawful right to terminate the contract or that the purported notice of termination is effective, and we intend to enforce our rights under the contract. Although this matter has not yet been resolved, we remain in commercial discussions with Beach to resolve this matter. See “– Contract Drilling Backlog” for future commitments of our rigs during 2020 through 2024.

Global floater utilization was approximately 64% at the end of the second quarter of 2020 with 140 contracted rigs, based on an industry report. There are also 26 floater rigs on order that are scheduled for delivery between 2020 and 2022, one of which has been contracted for future work. Another 34 floater contract rollovers are expected to occur in the second half of 2020, increasing rig supply and competition in an already depressed market.

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

During the first quarter of 2020, we recognized asset impairments aggregating $774.0 million to write down four of our semisubmersible rigs to their estimated fair values. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods. As of the date of this report, we have four cold-stacked semisubmersible rigs, two of which are being marketed for sale.

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

The following table reflects our contract drilling backlog as of July 1, 2020 (based on information available at that time), January 1, 2020 (the date reported in our Annual Report on Form 10-K/A for the year ended December 31, 2019), and July 1, 2019 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019) (in millions).

	July 1, 2020 (1)(2)	January 1, 2020 (1)	July 1, 2019 (1)
Contract Drilling Backlog	$1,192	$1,611	$1,984

(1)

Contract drilling backlog as of July 1, 2020, January 1, 2020 and July 1, 2019 excludes future commitment amounts totaling approximately $100.0 million, $100.0 million and $130.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

(2)

Contract drilling backlog as of July 1, 2020 excludes approximately $66 million of backlog attributable to the contract for the Ocean Onyx, which Beach has attempted to terminate. See “ – Market Overview.”

The following table reflects the amount of revenue related to our contract drilling backlog by year as of July 1, 2020 (in millions).

	For the Years Ending December 31,
	Total	2020 (1)	2021	2022	2023-2024
Contract Drilling Backlog (2)(3)	$1,192	$280	$477	$296	$139

(1)	Represents the six-month period beginning July 1, 2020.
(2)

Contract drilling backlog as of July 1, 2020 excludes future gross margin commitments totaling approximately $100.0 million, which is comprised of approximately $25.0 million for 2020 and an aggregate of approximately $75.0 million for the three-year period ending December 31, 2023.  These amounts are payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the two respective periods, pursuant to terms of an existing contract.

(3)

Contract drilling backlog as of July 1, 2020 excludes $33.1 million and $32.6 million for the years 2020 and 2021, respectively, of backlog attributable to the contract for the Ocean Onyx, which Beach has attempted to terminate. See “ – Market Overview.”

The following table reflects the percentage of rig days committed by year as of July 1, 2020. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2020 (1)	2021	2022	2023-2024
Percentage of Rig Days Committed (2)	52%	45%	24%	5%

(1)	Represents the six-month period beginning July 1, 2020.
(2)

As of July 1, 2020, includes approximately 95 rig days, 155 rig days and 30 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2020 and for the years 2021 and 2022, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Restructuring Costs. We expect to incur incremental costs of approximately $45.0 million to $55.0 million during the second half of 2020 for attorneys, financial advisors and other professionals in connection with the Chapter 11 Cases.

COVID-19 Pandemic. The most immediate impact and risks to our business as a result of the COVID-19 outbreak and efforts to mitigate the spread of the virus have been to the safety of our personnel, as well as travel restrictions that have challenged the ability to move personnel, equipment, supplies and service personnel to-and-from our drilling rigs. In some instances, we have asked our rig crews to quarantine in-country before offshore rotations, as well as to remain in country after their offshore rotation, resulting in incremental costs for salaries and other employee-related expenses such as meals and lodging. Our employee travel costs have also increased due to decreased passenger capacity on carriers, requiring additional trips to move personnel. In some cases, we incur freight surcharges to bring equipment and supplies to our rigs. We have also incurred additional costs to deep-clean facilities, for medical personnel and to purchase medical supplies and personal protective equipment.

With respect to protecting our crews and, thus, our rig operations, we have adopted COVID-19 testing requirements based on the regions in which our rigs are operating that primarily require testing of all personnel prior to an offshore rotation or travel from the U.S. to an international location. Additionally, for most of our rigs we have implemented the following health protocols once personnel are on board a rig:

•	14-day isolation of our crew prior to reporting for crew change;
•	decreased crew change frequency to minimize the frequency of travel and turnover of crew;
•	twice daily temperature checks;
•	eliminated large group meetings;
•	reduced seating capacity in galley for social distancing;

•	eliminated self-servicing of food;
•	increased frequency of disinfectant cleaning in communal areas on the rig; and
•	reduced number of personnel in elevators to a maximum of four.

In addition, the Ocean Monarch was previously expected to commence drilling operations in Myanmar in late March 2020.  As a result of the COVID-19 pandemic and restrictions put in place by the Republic of the Union of Myanmar, the start of the drilling contract has been delayed until COVID-19 restrictions are eased and our customer has agreed to commence the drilling program. As of the date of this report, the Ocean Monarch is currently warm stacked in Johor Bahru, Malaysia where it is earning a standby rate intended to cover our daily operating costs while waiting to commence its contract. We expect the contract to commence in the third quarter of 2020.

During the first half of 2020, we incurred incremental costs of approximately $5.0 million related to the COVID-19 pandemic. As of the date of this report, we currently expect to incur similar costs during the remainder of 2020 but cannot predict the future financial impact of our response to the pandemic nor its duration in this fluid environment. As such, costs may be more than projected, perhaps by a material amount. See “Risk Factors” in Item 1A of Part II of this report.

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. In addition, our operating income is negatively impacted by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2020, we expect to spend approximately 95 days for upgrades, surveys, contract preparation and mobilization of rigs, which includes an aggregate of approximately 65 days for special surveys, upgrades and contract preparation for the Ocean BlackLion and approximately 30 days for the mobilization of the Ocean Monarch and Ocean Apex related to their upcoming contracts. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, upgrades, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month and six-month periods ended June 30, 2020 and 2019 (in thousands, except days, daily amounts and percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE-EARNING DAYS (1)	820	758	1,615	1,492
UTILIZATION (2)	60%	51%	58%	49%
AVERAGE DAILY REVENUE (3)	$230,100	$273,400	$251,700	$290,900

REVENUE RELATED TO CONTRACT DRILLING SERVICES	$188,637	$207,273	$406,503	$433,970
REVENUE RELATED TO REIMBURSABLE EXPENSES	9,566	9,433	20,870	16,278
TOTAL REVENUES	$198,203	$216,706	$427,373	$450,248
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$165,943	$224,782	$350,455	$392,210
REIMBURSABLE EXPENSES	$8,307	$9,313	$19,419	$16,057
OPERATING LOSS
Contract drilling services, net	$22,694	$(17,509)	$56,048	$41,760
Reimbursable expenses, net	1,259	120	1,451	221
Depreciation	(74,835)	(88,253)	(167,878)	(175,151)
General and administrative expense	(15,701)	(15,294)	(32,046)	(32,605)
Impairment of assets	-	-	(774,028)	-
Restructuring and separation costs	(17,119)	-	(17,119)	-
Gain on disposition of assets	220	9,436	3,653	5,149
Total Operating Loss	$(83,482)	$(111,500)	$(929,919)	$(160,626)
Other income (expense):
Interest income	108	1,933	498	4,346
Interest expense, net of amounts capitalized	(10,333)	(31,159)	(42,655)	(61,084)
Foreign currency transaction loss	(1,004)	(721)	(797)	(1,806)
Reorganization items, net	(53,977)	-	(53,977)	-
Other, net	(81)	105	242	438
Loss before income tax benefit	(148,769)	(141,342)	(1,026,608)	(218,732)
Income tax benefit	3,949	27,354	19,848	31,416
NET LOSS	$(144,820)	$(113,988)	$(1,006,760)	$(187,316)

(1)	A revenue-earning day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including four and three cold-stacked rigs at June 30, 2020 and 2019, respectively).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per revenue-earning day.

Three Months Ended June 30, 2020 and 2019

Net results for the second quarter of 2020 decreased $30.8 million compared to the second quarter of 2019, primarily due to reorganization and restructuring costs incurred during the second quarter of 2020 ($71.1 million), partially offset by higher margins from our contract drilling services ($40.2 million).

Contract Drilling Revenue. Contract drilling revenue decreased $18.6 million during the second quarter of 2020 compared to the second quarter of 2019, primarily due to lower average daily revenue earned ($35.5 million), partially offset by the effect of 62 incremental revenue-earning days ($16.9 million).  The decrease in average daily revenue is primarily related to the completion of a long-term contract for the Ocean BlackHornet in July 2019, which was at a significantly higher dayrate than the rig’s current contract.  Revenue-earning days increased, compared to the second quarter of 2019, primarily due to incremental revenue-earning days for the Ocean Endeavor (73 additional days), which was reactivated for a new contract that commenced in mid-May of 2019, less downtime for planned shipyard projects and mobilization of rigs (93 additional days), and less unplanned downtime for rig repairs and maintenance (70 additional days), partially offset by fewer revenue-earning days related to the cold stacking of and related preparations for the Ocean Valiant and Ocean GreatWhite (an aggregate 91 fewer days) and incremental downtime attributable to the warm stacking of rigs between contracts (83 fewer days).

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, decreased $58.8 million during the second quarter of 2020 compared to the second quarter of 2019, primarily due to lower amortization of previously deferred contract preparation and mobilization costs ($38.9 million), combined with lower costs for repairs and maintenance ($15.5 million), inspections ($4.1 million) and labor and personnel ($3.6 million) and a reduction in shorebase and overhead costs resulting from recent corporate cost cutting initiatives ($6.2 million).  These cost reductions were partially offset by an increase in costs for the mobilization of rigs ($6.6 million), fuel ($1.9 million) and a net increase in other rig costs ($1.0 million).

Depreciation Expense. Depreciation expense for the second quarter of 2020 decreased $13.4 million, compared to the second quarter of 2019.  The reduction in depreciation expense was primarily due to a lower depreciable asset base in the second quarter of 2020 as a result of asset impairments recognized during the first quarter of 2020.

Restructuring and Separation Costs.  During the second quarter of 2020, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. Also, during the second quarter of 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs.  As a result of this initiative, we incurred costs of $9.7 million during the second quarter of 2020, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. See Note 11 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Gain on Disposition of Assets.  In April 2019, we sold the previously impaired Ocean Guardian and recognized a pre-tax gain of $14.3 million.  In addition, during the second quarter of 2019, we recognized an aggregate net pre-tax loss of $4.9 million on the disposal of certain other property and equipment.

Interest Expense.  Upon filing the Chapter 11 Cases on April 26, 2020, we ceased accruing interest expense on our senior unsecured debt and revolving credit agreement, or Credit Agreement, which we entered into on October 2, 2018.  As a result, we did not record $20.2 million and $4.4 million of contractual interest expense related to our senior notes and outstanding borrowings under the Credit Agreement, respectively.

Reorganization Items, net. In the second quarter of 2020, we recognized $54.0 million in expenses and other net losses directly related to the Chapter 11 Cases, primarily consisting of the write off of debt issuance costs ($27.5 million), professional fees ($20.6 million) and net losses related to vendor settlements ($5.9 million).  See Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Income Tax Benefit. We recorded a net income tax benefit of $4.0 million (2.7% effective tax rate) for the second quarter of 2020, compared to an income tax benefit of $27.4 million (19.4% effective tax rate) for the same quarter of 2019. The decrease in the effective tax rate was primarily due to an increase in valuation allowance for tax attributes that are not likely to be realized and our mix of domestic and international pre-tax profits and losses.

Six Months Ended June 30, 2020 and 2019

Our net results for the first half of 2020 decreased $819.4 million compared to the first half of 2019, primarily due to the impairment of assets in the first quarter of 2020 ($774.0 million) and recognition of reorganization and restructuring costs ($71.1 million), partially offset by higher margins earned from our contract drilling services ($14.3 million).

Contract Drilling Revenue. Contract drilling revenue decreased $27.5 million during the first half of 2020 compared to the same period of 2019, primarily due to lower average daily revenue earned ($63.4 million), partially offset by the effect of 123 incremental revenue-earning days ($35.9 million).  The decrease in average daily revenue is primarily due to the completion of a long-term contract for the Ocean BlackHornet in the second half of 2019, which was at a significantly higher dayrate than the rig’s current contract, and the Ocean Monarch, which earned a reduced standby rate through the second quarter of 2020 due to COVID-19 related delays, partially offset by $8.8 million of revenue recognized during the first quarter of 2020 related to the reimbursement of withholding taxes related to one of our rigs in Brazil. Revenue-earning days increased, compared to the second half of 2019, primarily due to incremental revenue-earning days for the Ocean Endeavor (163 additional days), which was reactivated for a new contract that commenced during the second quarter of 2019, less downtime for planned shipyard projects and mobilization of rigs (123 additional days) and less unplanned downtime for rig repairs and maintenance (74 additional days), partially offset by fewer revenue-earning days related to the cold stacking of and related preparations for the Ocean Valiant and Ocean GreatWhite (an aggregate 91 fewer days) and incremental downtime attributable to the warm stacking of rigs between contracts (146 fewer days).

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, decreased $41.8 million during the first half of 2020 compared to the first half of 2019, primarily due to lower amortization of previously deferred contract preparation and mobilization costs ($49.3 million), lower costs for repairs and maintenance ($6.1 million) and a reduction in shorebase and overhead costs related to recent corporate restructuring efforts ($6.5 million).  These cost reductions were partially offset by an increase in costs for labor and personnel ($13.9 million), primarily related to the reactivation of the Ocean Endeavor and Ocean Onyx, and fuel ($4.0 million) and a net increase in other rig costs ($2.2 million).

Impairment of Assets. During the first quarter of 2020, we evaluated five of our drilling rigs that had indicators of impairment and determined that the carrying values of four of the rigs were impaired.  As a result, we recognized an aggregate impairment charge of $774.0 million during the first quarter of 2020. See Notes 4 and 7 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs.  During the first half of 2020, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. Also, during the second quarter of 2020, we incurred $9.7 million for severance and related costs associated with a corporate restructuring plan and the corresponding reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. See Note 11 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Gain on Disposition of Assets.  During the first half of 2019, we recognized a net pre-tax gain on the disposition of assets related to the sale of the previously impaired Ocean Guardian ($14.3 million), partially offset by an aggregate net pre-tax loss of $9.2 million on the disposal of certain other property and equipment.  During the first quarter of 2020, we sold the Ocean Confidence, a previously impaired semisubmersible rig that was cold stacked in 2015, for a net pre-tax gain of $3.5 million.

Interest Expense.  During the first six months of 2020, we recognized incremental interest expense of $1.0 million related to outstanding borrowings under our Credit Agreement compared to the same period in 2019. We ceased accruing interest expense on our senior unsecured debt and amounts outstanding under the Credit Agreement upon filing the Chapter 11 Cases on April 26, 2020. As a result, we did not record $20.2 million and $4.4 million of contractual interest expense related to our senior notes and Credit Agreement, respectively.

Reorganization Items, net.  We recognized $54.0 million in expenses and other net losses directly related to the Chapter 11 Cases in the first half of 2020, primarily consisting of the write off of debt issuance costs ($27.5 million), professional fees ($20.6 million) and net losses related to vendor settlements ($5.9 million).  See Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Income Tax Benefit. We recorded a net income tax benefit of $19.8 million (1.9% effective tax rate) for the first six months of 2020, compared to an income tax benefit of $31.4 million (14.4% effective tax rate) for the same period of 2019. Income tax benefit for the 2019 period included a net $14.2 million income tax benefit associated with the reduction in our estimate of our transition tax liability pursuant to final regulations issued by the Internal Revenue Service in June 2019. On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act, (or the CARES Act). The CARES Act allows a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years.  As a result of the carryback, we recognized a tax benefit of $9.7 million in the first quarter of 2020 due to a partial release of a previously recognized valuation allowance and tax rate change.

Liquidity and Capital Resources

Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, uncertainty remains over the Bankruptcy Court's approval of a plan of reorganization, and therefore substantial doubt exists over our ability to continue as a going concern at this time.  Financial information in this report has been prepared on the basis that we will continue as a going concern, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as they come due. Financial information in this report does not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. Such adjustments could be material.  Our long-term liquidity requirements, the adequacy of capital resources and ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and would likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, or seek other financing alternatives.

We have historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include the servicing of our debt repayments and interest payments, as well as funding our working capital requirements and capital expenditures. As of July 1, 2020, our contractual backlog was $1.2 billion, of which $0.3 billion is expected to be realized during the second half of 2020. Also, during the fourth quarter of 2020, we expect to receive an approximately $25.0 million payment from a customer for a gross margin commitment pursuant to terms of an existing contract if the commitment is not satisfied by the signing of a new contract commencing in 2020. At June 30, 2020, we had cash available for current operations of $485.9 million.

Sources and Uses of Cash

Our operating activities provided net cash of $32.7 million during the first six months of 2020. Our other sources of cash during the same period were $436.0 million in borrowings under the Credit Agreement and proceeds from the sale of the Ocean Confidence of $4.6 million. We used cash aggregating $118.4 million for capital expenditures during the first half of 2020.

The principal and interest under the Credit Agreement became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the Credit Agreement. Also, as a result of the filing of the Chapter 11 Cases, the commitments under the Credit Agreement were reduced to the amount of borrowings outstanding plus the value of a financial letter of credit issued in January 2020. See Note 9 “Credit Agreements” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Cash Flow from Operations. Cash flow from operations for the first half of 2020 increased $35.4 million compared to the first half of 2019, primarily due to higher cash receipts for contract drilling services ($29.5 million), combined with lower net cash expenditures for contract drilling, shorebase support and general and administrative costs ($24.2 million), partially offset by collateral deposits made in support of certain outstanding surety and other bonds and letters of credit ($18.3 million).

Upgrades and Other Capital Expenditures. As of the date of this report, we expect cash capital expenditures for the remaining six months of 2020 to be approximately $60 million to $80 million for a total spend of approximately $180 million to $200 million in 2020.  Planned spending for the remainder of 2020 includes equipment upgrades for

the Ocean BlackLion.   At June 30, 2020, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of June 30, 2020, the total net unrecognized tax benefits related to uncertain tax positions was $224.9 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Other Commercial Commitments - Letters of Credit

See Note 10 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of certain of our other commercial commitments.

Off-Balance Sheet Arrangements

At June 30, 2020 and December 31, 2019, we had no off-balance sheet debt or other off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 “General Information – Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “would,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

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

•	the effects of the Chapter 11 Cases on the Company and its subsidiaries and on the interests of various constituents, including holders of our common stock and debt instruments;

•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third-party motions or objections in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization and restructuring generally;
•

increased advisory costs to execute a plan of reorganization and increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	our ability to access adequate debtor-in-possession financing, if needed, or use cash collateral;
•	the potential adverse effects of the Chapter 11 Cases on our liquidity, results of operations, or business prospects;
•	the impact of the delisting of our common stock by the New York Stock Exchange on the liquidity and market price of our common stock;
•	market conditions and the effect of such conditions on our future results of operations;
•	sources and uses of and requirements for financial resources and sources of liquidity;
•	customer spending programs;
•	business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;
•	contractual obligations and future contract negotiations;
•	interest rate and foreign exchange risk;
•	operations outside the United States;
•	business strategy;
•	growth opportunities;
•	competitive position including, without limitation, competitive rigs entering the market;
•	expected financial position;
•	cash flows and contract backlog;
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
•

duration and impacts of the COVID-19 pandemic and any related actions taken by businesses and governments on our business, operations, supply chain and personnel, financial condition, results of operations, cash flows and liquidity;

•	expectations regarding our plans and strategies, including plans, effects and other matters relating to the COVID-19 pandemic;

•	timing and duration of required regulatory inspections for our drilling rigs and other planned downtime;
•	process and timing for acquiring regulatory permits and approvals for our drilling operations;
•	timing and cost of completion of capital projects;
•	delivery dates and drilling contracts related to capital projects;
•	Beach’s attempt to terminate its contract for the Ocean Onyx and future backlog for the Ocean Onyx;
•	plans and objectives of management;
•	scrapping retired rigs;
•	asset impairments and impairment evaluations;
•	assets held for sale;
•	our internal controls and internal control over financial reporting;
•	performance of contracts;
•	compliance with applicable laws; and
•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2019, Item 1A, “Risk Factors” included in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Item 1A, “Risk Factors,” included in Part II of this report.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation provides the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period. This sensitivity analysis estimates the change in the market value of our interest sensitive liabilities that were held on June 30, 2020 and December 31, 2019, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

Our existing senior notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. However, changes in market interest rates are reflected in the fair value of the debt. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $4.2 million and $89.7 million as of June 30, 2020 and December 31, 2019, respectively. A 100-basis point decrease would result in an increase in market value of $4.3 million and $102.0 million as of June 30, 2020 and December 31, 2019, respectively.

There were no other material changes in our market risk components for the six months ended June 30, 2020. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2019 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 10 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. In addition, information related to the Chapter 11 Cases that we filed in the Bankruptcy Court on April 26, 2020 is included in Note 2 “Chapter 11 Proceedings – Chapter 11 Cases” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K/A for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 include a detailed discussion of certain material risk factors facing our company. The information presented below updates one such risk factor and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2019 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which is incorporated herein by reference as amended below. Except as presented below, no material changes have been made to such risk factors as of June 30, 2020; however, the potential effects of the COVID-19 outbreak discussed below could potentially also impact many of such previously disclosed risk factors.

The risk factor in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 captioned “The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus and the failure of certain oil producing nations to reach an agreement on oil production quotas in early 2020 have materially adversely affected and could continue to materially adversely affect our operations and financial results.” is amended and restated in its entirety as follows:

The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus have materially adversely affected and could continue to materially adversely affect our operations and financial results.

The COVID-19 outbreak and its development into a pandemic in March 2020 resulted in various actions by governmental authorities in many parts of the world to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of business facilities, declaring border closings, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. In addition, the risk of infection and health risk associated with COVID-19, and the related death or illness of many individuals across the globe, resulted in actions by individuals and companies seeking to curtail the spread of COVID-19, such as companies requiring employees to work remotely, suspending all non-essential travel for employees and discouraging employee attendance at in-person work-related meetings, as well as individuals voluntarily social distancing and self-quarantining.

The COVID-19 pandemic and the actions taken by businesses and governments in response to it have significantly reduced global economic activity as a result of, among other things, the dramatic decrease in the number of businesses open for operation and a substantial reduction in the number of people across the world that have been leaving their residence to commute to work or to purchase goods and services. This reduction has also resulted in airlines dramatically reducing flights. As a result, there has also been a sharp reduction in the demand for oil and a precipitous decline in oil prices. Oil price volatility has been exacerbated by disputes over production levels among oil-producing countries, the significant increase in production levels by such countries and limited storage capacity for crude oil and refined products. In addition, the global economy has been further impacted by the COVID-19 pandemic through the disruption of financial markets and international trade, resulting in increased unemployment levels and significantly impacting global supply chains and travel networks.

These events have materially negatively affected and are expected to continue to materially negatively affect our business. Any prolonged period of depressed oil prices could have significant adverse consequences for the financial condition of our customers and result in reductions to their drilling and production expenditures and delays or cancellations of projects, thus decreasing demand for our drilling services. We have already experienced customers delaying drilling projects as a result of COVID-19 restrictions and complications. Such conditions could also result in an increased risk that our customers may seek price reductions or more favorable economic terms for our services, seek to terminate our drilling contracts or otherwise be unable to timely pay outstanding receivables owed to us, or could result in us having to enter into lower dayrate contracts or to idle, stack or retire more of our drilling rigs. To the extent our suppliers experience a deterioration in financial condition or operational capability as a result of such depressed industry conditions or we or other suppliers incur delays in moving personnel to and from drilling rigs, we may experience disruptions in supply, which could increase our operating costs and increase rig downtime. The occurrence of any such events with respect to our customers, contracts or suppliers could have material adverse consequences for our business and financial position.

As a result of the COVID-19 outbreak and impact, we have implemented certain changes to our operational processes. For example, we have asked our rig crews in certain locations to quarantine in-country before offshore rotations, as well as to remain in country after their offshore rotation. We have also adopted COVID-19 testing requirements based on the regions in which our rigs are operating that primarily require testing of all personnel prior to an offshore rotation or travel from the U.S. to an international location. Additionally, for most of our rigs we have implemented other health protocols once personnel are on board a rig such as increased social distancing, requiring twice daily temperature checks and increased frequency in cleaning/disinfecting common areas on our rigs. We cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing either an outbreak of COVID-19 on one or more of our rigs or other adverse effects related to COVID-19. To the extent there is an outbreak of COVID-19 on one or more of our rigs, we may have to temporarily shut down operations of such rig or rigs, which could result in significant downtime or contract termination and have substantial adverse consequences for our business and results of operations. In addition, most of our non-operational employees, including employees at our corporate headquarters, are working remotely, as of the date of this report, which increases various logistical challenges, inefficiencies and operational risks. For instance, working remotely may increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.

Many governmental authorities worldwide have implemented travel restrictions and mandatory quarantine measures to prevent the spread of COVID-19, and, in complying with such governmental actions, we have experienced, and expect to continue to experience, increased difficulties, delays and costs in moving our personnel in and out of, and to work in, the various jurisdictions in which we operate. Such difficulties and delays may result in a shortage of available experienced rig personnel or rig personnel working unusually long periods before rotating off the rig. We may be unable to recover these increased costs from our customers. We may also experience permitting and regulatory delays attributable to the COVID-19 pandemic. Additionally, disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 outbreak, may have significant adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime and could result in contract delays or terminations.

Given that the situation surrounding the COVID-19 pandemic remains fluid, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the extent of the impact they will have on our results of operations, financial condition and liquidity, or the pace or extent of any subsequent recovery. The ultimate extent of the impact of the COVID-19 outbreak on our business and financial position will depend largely on future developments, including the duration, spread or containment of the outbreak, particularly within the geographic locations where we operate, and the related impact on overall economic activity and demand for oil and gas, all of which are highly uncertain at this time. We believe, for example, that depressed market and industry conditions could place significant pressure on the liquidity and solvency of many offshore drilling contractors, which could lead them to pursue restructuring transactions. We are unable to predict the timing or impact of any such restructurings, if completed, on the capital structure and competitive dynamics among offshore drilling companies.

See “ – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue will be ultimately realized.” and “ – Contracts for our drilling rigs are generally fixed dayrate contracts, and increases in our operating costs could adversely affect our profitability on those contracts.” included under Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2019.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1

Diamond Offshore Drilling, Inc. 2020 Key Employee Incentive Plan, effective as of April 21, 2020, and amended and restated as of June 23, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2020).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 3, 2020	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date August 3, 2020		/s/ Dominic A. Savarino
Dominic A. Savarino
Vice President and Chief Accounting & Tax Officer