Form 10-Q
period 2020-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2020-11-02
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(Zip Code)

(281) 492-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DOFSQ	OTC Pink Open Market

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

As of October 29, 2020 Common stock, $0.01 par value per share   138,054,311 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$422,701	$156,281
Restricted cash	25,692	—
Accounts receivable	144,257	256,315
Less: allowance for credit losses	(5,633)	(5,459)
Accounts receivable, net	138,624	250,856
Prepaid expenses and other current assets	63,269	68,658
Assets held for sale	2,000	1,000
Total current assets	652,286	476,795
Drilling and other property and equipment, net of
accumulated depreciation	4,243,106	5,152,828
Other assets	206,481	204,421
Total assets	$5,101,873	$5,834,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,980	$68,586
Accrued liabilities	127,516	210,780
Taxes payable	28,359	23,228
Total current liabilities	187,855	302,594
Long-term debt	—	1,975,741
Deferred tax liability	30,614	47,528
Other liabilities	97,645	275,971
Commitments and contingencies (Note 10)
Total liabilities not subject to compromise	316,114	2,601,834
Liabilities subject to compromise	2,653,655	—
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 145,263,865 shares issued and 138,054,311 shares outstanding at September 30, 2020; 144,781,766 shares issued and 137,703,910 shares outstanding at December 31, 2019)	1,453	1,448
Additional paid-in capital	2,029,979	2,024,347
Retained earnings	306,835	1,412,201
Accumulated other comprehensive loss	-	(18)
Treasury stock, at cost (7,209,554 and 7,077,856 shares of common stock at September 30, 2020 and December 31, 2019, respectively)	(206,163)	(205,768)
Total stockholders’ equity	2,132,104	3,232,210
Total liabilities and stockholders’ equity	$5,101,873	$5,834,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Contract drilling	$129,345	$242,315	$535,848	$676,284
Revenues related to reimbursable expenses	8,912	11,705	29,782	27,984
Total revenues	138,257	254,020	565,630	704,268
Operating expenses:
Contract drilling, excluding depreciation	130,921	201,568	481,376	593,779
Reimbursable expenses	8,578	11,423	27,997	27,479
Depreciation	75,330	88,693	243,208	263,844
General and administrative	12,781	18,830	44,827	51,436
Impairment of assets	—	—	774,028	—
Restructuring and separation costs	344	—	17,463	—
(Gain) loss on disposition of assets	(479)	6,340	(4,132)	1,191
Total operating expenses	227,475	326,854	1,584,767	937,729
Operating loss	(89,218)	(72,834)	(1,019,137)	(233,461)
Other income (expense):
Interest income	22	1,317	520	5,664
Interest expense, net of amounts capitalized (excludes $37,834 and $62,470 of contractual interest expense on debt subject to compromise for the three- and nine-month periods ended September 30, 2020)	(98)	(31,098)	(42,753)	(92,182)
Foreign currency transaction loss	(661)	(77)	(1,458)	(1,883)
Reorganization items, net	(8,663)	—	(62,640)	—
Other, net	107	82	349	520
Loss before income tax (expense) benefit	(98,511)	(102,610)	(1,125,119)	(321,342)
Income tax (expense) benefit	(95)	7,482	19,753	38,898
Net loss	$(98,606)	$(95,128)	$(1,105,366)	$(282,444)
Loss per share, Basic and Diluted	$(0.71)	$(0.69)	$(8.01)	$(2.05)
Weighted-average shares outstanding:
Shares of common stock	138,054	137,694	137,976	137,636
Dilutive potential shares of common stock	—	—	—	—
Total weighted-average shares outstanding	138,054	137,694	137,976	137,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(98,606)	$(95,128)	$(1,105,366)	$(282,444)
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for loss (gain) included in net loss	21	(2)	18	(5)
Investments in marketable securities:
Unrealized holding gain	—	—	—	23
Reclassification adjustment for gain included in net loss	—	(8)	—	(55)
Total other comprehensive gain (loss)	21	(10)	18	(37)
Comprehensive loss	$(98,585)	$(95,138)	$(1,105,348)	$(282,481)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (losses)	Shares	Amount	Equity
July 1, 2020	145,258,536	$1,453	$2,029,978	$405,441	$(21)	7,208,189	$(206,162)	$2,230,689
Net loss	—	—	—	(98,606)	—	—	—	(98,606)
Stock-based compensation, net of tax	5,329	—	1	—	—	1,365	(1)	—
Net gain on derivative financial instruments	—	—	—	—	21	—	—	21
September 30, 2020	145,263,865	$1,453	$2,029,979	$306,835	$-	7,209,554	$(206,163)	$2,132,104

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (losses)	Shares	Amount	Equity
January 1, 2020	144,781,766	$1,448	$2,024,347	$1,412,201	$(18)	7,077,856	$(205,768)	$3,232,210
Net loss	—	—	—	(1,105,366)	—	—	—	(1,105,366)
Stock-based compensation, net of tax	482,099	5	5,632	—	—	131,698	(395)	5,242
Net gain on derivative financial instruments	—	—	—	—	18	—	—	18
September 30, 2020	145,263,865	$1,453	$2,029,979	$306,835	$-	7,209,554	$(206,163)	$2,132,104

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

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net loss	$(1,105,366)	$(282,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	243,208	263,844
Loss on impairment of assets	774,028	—
Reorganization items, net	22,107	—
(Gain) loss on disposition of assets	(4,132)	1,191
Deferred tax provision	(16,865)	(48,323)
Stock-based compensation expense	5,637	4,533
Contract liabilities, net	9,814	15,060
Contract assets, net	3,048	302
Deferred contract costs, net	(2,578)	49,866
Long-term employee remuneration programs	(4,803)	1,609
Noncurrent collateral deposits	(18,262)	—
Other assets, noncurrent	(8,513)	180
Other liabilities, noncurrent	(3,240)	(90)
Other	2,964	799
Changes in operating assets and liabilities:
Accounts receivable	107,148	(27,177)
Prepaid expenses and other current assets	3,957	(128)
Accounts payable and accrued liabilities	(10,440)	7,115
Taxes payable	9,728	(548)
Net cash provided by (used in) operating activities	7,440	(14,211)
Investing activities:
Capital expenditures	(162,621)	(249,819)
Proceeds from sale of foreign bonds	5,915	—
Proceeds from maturities of marketable securities	—	2,300,000
Purchase of marketable securities	—	(1,996,996)
Proceeds from disposition of assets, net of disposal costs	5,378	16,097
Net cash (used in) provided by investing activities	(151,328)	69,282
Financing activities:
Borrowings under credit facility	436,000	—
Other	—	(12)
Net cash provided by (used in) financing activities	436,000	(12)
Net change in cash, cash equivalents and restricted cash	292,112	55,059
Cash, cash equivalents and restricted cash, beginning of period	156,281	154,073
Cash, cash equivalents and restricted cash, end of period	$448,393	$209,132

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

As of October 29, 2020, Loews Corporation owned approximately 53% of the outstanding shares of our common stock.

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

We adopted ASU 2016-13 and its related amendments, or collectively, CECL, effective January 1, 2020, by recognizing a cumulative-effect adjustment which was not material to our unaudited condensed consolidated financial statements. CECL has been applied prospectively and therefore prior periods have not been adjusted.  See Notes 5 and 7.

Restricted Cash

We maintain restricted cash bank accounts, which are subject to restrictions pursuant to a Bankruptcy Court order, to settle certain professional fees incurred upon or prior to our emergence from bankruptcy. See Note 2.

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities.  At September 30, 2020, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets. See Note 7.

Assets Held for Sale

We reported the aggregate $2.0 million net book value of the Ocean America and Ocean Rover, both previously impaired semisubmersible rigs that were cold stacked in 2015 and 2016, respectively, as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2020.

2. Chapter 11 Proceedings

Chapter 11 Cases

On April 26, 2020 (or the Petition Date), Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to, together with the Company, as the Debtors) filed voluntary petitions for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code (or the Chapter 11 Cases) in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). The Chapter 11 Cases are jointly administered under the caption In re Diamond Offshore Drilling, Inc., et al., Case No. 20-32307.

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

The U.S. Trustee for the Southern District of Texas filed a notice appointing an official committee of unsecured creditors on May 11, 2020, which was subsequently reconstituted on June 11, 2020 and September 14, 2020.

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

As of September 30, 2020, the Debtors had not emerged from bankruptcy and no plan of reorganization or restructuring support agreement had been filed with the Bankruptcy Court. Negotiations between the various parties to the Chapter 11 Cases are ongoing. A plan of reorganization, if and when approved by the Bankruptcy Court, could materially change the amounts and classifications of assets and liabilities reported in the accompanying unaudited condensed consolidated financial statements.

Going Concern

During the first quarter of 2020, the business climate in which we operate experienced a significant adverse change, primarily as a result of the market impacts of the oil price war between Saudi Arabia and Russia and regulatory, market and commercial challenges that arose due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, both of which resulted in a dramatic decline in oil prices. As a result of the filing of the Chapter 11 Cases, the principal and interest due under our outstanding senior notes and revolving credit facility became immediately due and payable and have been presented as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2020. However, any efforts to enforce such payment obligations with respect to our senior notes and revolving credit facility are automatically stayed as a result of the filing of the Chapter 11 Cases. We have projected that we will not have sufficient cash on hand or available liquidity to repay all such outstanding debt. For the nine months ended September 30, 2020, we reported a net loss of $1.1 billion, inclusive of a pre-tax $774.0 million impairment charge.

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

Our long-term liquidity requirements and the adequacy of capital resources are difficult to predict at this time. Although we anticipate that the Chapter 11 Cases will help address our liquidity concerns, as of September 30, 2020, we do not have a plan of reorganization in place. Additionally, the approval of a plan of reorganization is not within our control and uncertainty remains over the Bankruptcy Court's approval of a plan of reorganization. As such, due to the absence of a plan of reorganization and lack of clarity regarding emergence from bankruptcy, we have concluded that substantial doubt continues to exist about our ability to continue as a going concern.

Chapter 11 Accounting

We have prepared our unaudited condensed consolidated financial statements as if we were a going concern and in accordance with FASB Accounting Standards Codification Topic No. 852 – Reorganizations, or ASC 852.

Prepetition Restructuring Charges. We have reported legal and other professional advisor fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, as “Restructuring and separation costs” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.  See Note 11 for a discussion of other costs included in “Restructuring and separation costs.”

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

The following table provides information about reorganization items incurred during the three- and nine-month periods ended September 30, 2020, subsequent to the Petition Date (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020
Professional fees	$18,634	$39,293
Write-off of debt issuance costs	—	27,552
Net gain on settlement with certain unsecured vendors	(9,971)	(4,205)
Total reorganization items, net	$8,663	$62,640

Payments of $23.8 million related to professional fees and vendor cancellation costs have been presented as cash outflows from operating activities in our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020. See Note 5.

Liabilities Subject to Compromise. We have reported prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2020. ASC 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court. The amounts currently reported as liabilities subject to compromise are preliminary and may be subject to future adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. These amounts represent our best estimate of allowed claims that will be resolved as part of the bankruptcy proceedings but may be ultimately settled for a lesser amount. We will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise at September 30, 2020 consist of the following (in thousands):

September 30,
2020
Debt subject to compromise:
Borrowings under credit facility	$436,000
3.45% Senior Notes due 2023	250,000
7.875% Senior Notes due 2025	500,000
5.70% Senior Notes due 2039	500,000
4.875% Senior Notes due 2043	750,000
Lease liabilities	140,580
Accrued interest	47,636
Accounts payable	19,912
Other accrued liabilities	5,306
Other liabilities	4,221
Total liabilities subject to compromise	$2,653,655

Upon filing of the Chapter 11 Cases on April 26, 2020, we ceased accruing interest on our senior unsecured debt and borrowings under our credit facility. As a result, we did not record $28.3 million and $48.5 million of contractual interest expense related to our senior notes for the three and nine months ended September 30, 2020, respectively, and $9.5 million and $13.9 million of contractual interest expense related to borrowings under our credit facility for the three- and nine-month periods ended September 30, 2020, respectively.

Debtor Financial Statements.

Unaudited condensed combined financial statements of the Debtors are set forth below. These financial statements exclude the financial statements of the non-Debtor subsidiaries. Transactions and balances of receivables and payables between the Debtors have been eliminated in consolidation. Amounts payable to the non-Debtor subsidiaries are reported in the unaudited condensed consolidated balance sheet of the Debtors.

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED BALANCE SHEET

(Unaudited)

(In thousands)

September 30,
2020
ASSETS
Current assets:
Cash and cash equivalents	$407,222
Restricted cash	25,692
Accounts receivable	128,480
Less: allowance for credit losses	(175)
Accounts receivable, net	128,305
Prepaid expenses and other current assets	49,577
Assets held for sale	1,000
Total current assets	611,796
Drilling and other property and equipment, net of
accumulated depreciation	4,232,543
Investments in non-debtor subsidiaries	2,458,447
Noncurrent deferred tax assets, net	31,356
Other assets	192,094
Total assets	$7,526,236
LIABILITIES AND DEBTORS’ EQUITY
Current liabilities:
Accounts payable	$28,993
Accrued liabilities	114,935
Taxes payable	26,062
Amounts payable to non-debtor subsidiaries	1,043,326
Total current liabilities	1,213,316
Note payable to non-debtor subsidiary	328,000
Other liabilities	45,157
Total liabilities not subject to compromise	1,586,473
Liabilities subject to compromise	2,653,655
Total debtors’ equity	3,286,108
Total liabilities and debtors’ equity	$7,526,236

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands)

Nine Months Ended
September 30,
2020
Revenues:
Contract drilling	$460,877
Revenues related to reimbursable expenses	29,806
Total revenues	490,683
Operating expenses:
Contract drilling, excluding depreciation	415,613
Reimbursable expenses	28,020
Depreciation	242,480
General and administrative	41,497
Impairment of assets	774,028
Restructuring and separation costs	15,383
Gain on disposition of assets	(3,989)
Total operating expenses	1,513,032
Operating loss	(1,022,349)
Other income (expense):
Interest income	502
Interest expense, net of amounts capitalized	(50,155)
Foreign currency transaction gain	591
Reorganization items, net	(62,640)
Other, net	(499)
Loss before income tax benefit	(1,134,550)
Income tax benefit	27,117
Net loss	$(1,107,433)

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Nine Months Ended
September 30,
2020
Operating activities:
Net loss	$(1,107,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	242,480
Loss on impairment of assets	774,028
Reorganization items, net	22,107
Gain on disposition of assets	(3,989)
Deferred tax provision	(16,846)
Stock-based compensation expense	5,637
Contract liabilities, net	13,595
Contract assets, net	2,762
Deferred contract costs, net	(8,085)
Long-term employee remuneration programs	(5,079)
Noncurrent collateral deposits	(18,262)
Other assets, noncurrent	(8,756)
Other	3,013
Changes in operating assets and liabilities:
Accounts receivable	68,908
Prepaid expenses and other current assets	15,022
Accounts payable and accrued liabilities	1,439
Taxes payable	(15,462)
Due to non-debtor subsidiaries	47,111
Net cash provided by operating activities	12,190
Investing activities:
Capital expenditures	(156,885)
Capital contribution to non-debtor subsidiary	(5,724)
Proceeds from disposition of assets, net of disposal costs	5,235
Net cash used in investing activities	(157,374)
Financing activities:
Borrowings under credit facility	436,000
Net cash provided by financing activities	436,000
Net change in cash, cash equivalents and restricted cash	290,816
Cash, cash equivalents and restricted cash, beginning of period	142,098
Cash, cash equivalents and restricted cash, end of period	$432,914

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	September 30,	December 31,
	2020	2019
Trade receivables	$123,025	$199,572
Current contract assets (1)	3,266	6,314
Current contract liabilities (deferred revenue) (1)	(45,389)	(9,573)
Noncurrent contract liabilities (deferred revenue) (1)	(12,529)	(38,531)

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2020	$6,314
Contract liabilities at January 1, 2020	(48,104)
Net balance at January 1, 2020	(41,790)
Decrease due to amortization of revenue included in the beginning contract liability balance	31,016
Increase due to cash received, excluding amounts recognized as revenue during the period	(40,857)
Increase due to revenue recognized during the period but contingent on future performance	3,324
Decrease due to transfer to receivables during the period	(5,646)
Adjustments	(699)
Net balance at September 30, 2020	$(54,652)
Contract assets at September 30, 2020	$3,266
Contract liabilities at September 30, 2020	(57,918)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2020 (in thousands):

	For the Years Ending December 31,
	2020 (1)	2021	2022	Total
Mobilization and contract preparation revenue	$3,024	$26,156	$2,600	$31,780
Capital modification revenue	4,393	13,963	1,466	19,822
Blended rate revenue and other	3,138	14,092	169	17,399
Total	$10,555	$54,211	$4,235	$69,001

(1)	Represents the three-month period beginning October 1, 2020.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included.  The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

4. Impairment of Assets

2020 Evaluation. For the third quarter ended September 30, 2020, we evaluated three of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the undiscounted probability-weighted cash flow for each rig was in excess of its respective carrying value. As a result, we concluded that no impairment of these rigs had occurred at September 30, 2020.

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

We recorded aggregate impairments of $774.0 million for the nine months ended September 30, 2020 related to our 2020 Impaired Rigs. See Note 7.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods.

5. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Trade receivables	$123,025	$199,572
Value added tax receivables	12,505	17,716
Federal income tax receivables	8,420	38,574
Related party receivables	75	166
Other	232	287
	144,257	256,315
Allowance for credit losses	(5,633)	(5,459)
Total	$138,624	$250,856

The allowance for credit losses at September 30, 2020 and December 31, 2019, represents our current estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 7 for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Deferred contract costs	$18,770	$20,019
Prepaid taxes	15,174	12,475
Rig spare parts and supplies	13,465	18,250
Current contract assets	3,266	6,314
Prepaid insurance	3,247	2,892
Prepaid rig costs	2,459	2,990
Prepaid legal retainers	2,454	—
Other	4,434	5,718
Total	$63,269	$68,658

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Deferred revenue	$45,389	$9,573
Payroll and benefits	31,652	42,494
Shorebase and administrative costs	19,890	5,275
Rig operating expenses	17,355	37,969
Personal injury and other claims	6,210	7,074
Accrued capital project/upgrade costs	4,772	56,603
Current operating lease liability	620	20,030
Interest payable	—	28,234
Other	1,628	3,528
Total	$127,516	$210,780

Condensed Consolidated Statements of Cash Flows Information

Noncash operating and investing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Accrued but unpaid capital expenditures at period end	$5,242	$39,169
Common stock withheld for payroll tax obligations (1)	395	1,381
Cash interest payments	19,843	76,219
Cash paid for reorganization items, net	23,818	—
Cash income taxes paid, net of (refunds):
Foreign	11,229	13,227
U.S. Federal	(42,462)	—
State	36	(15)

(1)

Represents the cost of 131,698 shares and 129,456 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units during the nine-month periods ended September 30, 2020 and 2019, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and 2019, respectively.

In June 2020, we received Trinidad bonds in settlement of a VAT receivable.  The bonds were valued at $5.7 million based on third-party quotes received, which approximated the amount of the settled receivable.  During the third quarter of 2020, we sold the bonds for proceeds of $5.9 million.

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

The following table sets forth the stock-based awards excluded from the computations of diluted loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee and director:
Stock appreciation rights	607	970	636	995
Restricted stock units	—	1,261	—	1,188

7. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At September 30, 2020, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on that credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have one customer for which we have required a letter of credit to guarantee $12.8 million of the revenue to be earned pursuant to a contract extension amendment signed during the third quarter of 2020.  We have not required any other credit enhancements by our customers or required any to pay for services in advance at September 30, 2020. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At September 30, 2020, $6.4 million in trade receivables were considered past due by 30 days or more, of which $5.5 million were fully reserved for in previous years and the remaining $0.9 million were less than 90 days past due and considered collectible.

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

For purposes of calculating our current estimate of credit losses at January 1, 2020 and September 30, 2020, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period.  Our current estimate of credit losses under CECL was $0.2 million at September 30, 2020, which included the cumulative adjustment recorded for the initial adoption of ASU 2016-13. Due to immateriality, the cumulative adjustment was recorded in “Contract drilling, excluding depreciation” expense in our unaudited Condensed Consolidated Statements of Operations instead of in opening retained earnings as prescribed in ASU 2016-13. Our total allowance for credit losses was $5.6 million and $5.5 million at September 30, 2020 and December 31, 2019, respectively. See Notes 1 and 5.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded an impairment charge related to four of our drilling rigs, which were measured at fair value on a nonrecurring basis at March 31, 2020, and have presented the aggregate loss in “Impairment of assets” in our unaudited Condensed

Consolidated Statements of Operations for the nine months ended September 30, 2020. We had no assets measured at fair value on a recurring basis at September 30, 2020.

Assets measured at fair value are summarized below (in thousands).

	September 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Nine Months Ended (1)
Nonrecurring fair value measurements:
Impaired assets (1)	$—	$—	$—	$—	$774,028

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

Our senior notes are not measured at fair value; however, under the GAAP fair value hierarchy, our senior notes would be considered Level 2 liabilities. The fair value of our senior notes was derived using a third-party pricing service at September 30, 2020 and December 31, 2019. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our senior notes are shown below (in millions).

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$23.8	$250.0	$212.5	$249.6
7.875% Senior Notes due 2025	46.4	500.0	435.0	497.1
5.70% Senior Notes due 2039	44.4	500.0	292.5	497.3
4.875% Senior Notes due 2043	69.0	750.0	408.8	749.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

8. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
Drilling rigs and equipment	$7,026,827	$8,004,489
Land and buildings	64,076	64,267
Office equipment and other	92,216	92,289
Cost	7,183,119	8,161,045
Less: accumulated depreciation	(2,940,013)	(3,008,217)
Drilling and other property and equipment, net	$4,243,106	$5,152,828

During the first quarter of 2020, we recorded an aggregate impairment charge of $774.0 million, to write down four of our drilling rigs with indicators of impairment to their estimated fair values. See Notes 4 and 7.  In the second quarter of 2020, we transferred the net book value of the Ocean America and Ocean Rover, two previously impaired semisubmersible rigs, to “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2020.

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

In March 2020, we borrowed $436.0 million under our $950.0 million senior 5-year revolving credit agreement, or Credit Agreement, which we entered into on October 2, 2018. The weighted average interest rate on the combined borrowings at September 30, 2020 was 6.64%. The principal and interest under the Credit Agreement became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the Credit Agreement. Also, as a result of the filing of the Chapter 11 Cases, we received notification on April 28, 2020 that the commitments under our Credit Agreement had been reduced from $950 million to approximately $442.0 million, representing the amount of borrowings outstanding plus the value of a $6.0 million financial letter of credit, which was issued in January 2020 under the Credit Agreement in support of a previously issued surety bond. The outstanding borrowings and accrued interest have been presented as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2020.

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

Non-Income Tax and Related Claims

We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for these taxes and the related penalties and interest and, accordingly, have recorded a $12.4 million and $16.1 million liability at September 30, 2020 and December 31, 2019, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2020 our estimated liability for personal injury claims was $14.8 million, of which $6.2 million and $8.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2019 our estimated liability for personal injury claims was $17.4 million, of which $6.4 million and $11.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;

•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other

We were contingently liable as of September 30, 2020 in the aggregate amount of $31.2 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $22.9 million of these tax and customs bonds can require collateral at any time, while the remaining agreements, aggregating $8.3 million, cannot require collateral except in events of default.  During the first quarter of 2020, we issued a $6.0 million financial letter of credit as collateral in support of our outstanding surety bonds. Also, in April 2020, we made cash collateral deposits of $17.5 million with respect to other bonds and letters of credit, which are recorded in “Other assets” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2020.

11. Restructuring and Separation Costs

Prepetition Restructuring Charges. We engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to our capital structure, leading to the commencement of the Chapter 11 Cases in the Bankruptcy Court on April 26, 2020. Prior to the Petition Date, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. We have reported these amounts in “Restructuring and separation costs” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Reduction in Force. In April 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs. During the three- and nine-month periods ended September 30, 2020, we incurred $0.4 million and $10.1 million, respectively, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. We have reported these amounts in “Restructuring and separation costs” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2020, our active drilling rigs were located offshore four countries in addition to the United States, including the Ocean Monarch, which is earning a standby rate in Malaysia awaiting clearance to begin operations in Myanmar waters. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended September 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$57,523	$2,569	$60,092
Brazil	25,774	16	25,790
United Kingdom	25,178	2,198	27,376
Australia	16,279	2,570	18,849
Malaysia	4,591	1,559	6,150
Total	$129,345	$8,912	$138,257

	Nine Months Ended September 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$244,578	$8,998	$253,576
Brazil	145,921	(24)	145,897
United Kingdom	86,949	7,075	94,024
Australia	49,663	10,682	60,345
Malaysia	8,737	3,051	11,788
Total	$535,848	$29,782	$565,630

	Three Months Ended September 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$110,854	$1,479	$112,333
Brazil	49,326	10	49,336
United Kingdom	49,341	3,852	53,193
Australia	32,794	6,364	39,158
Total	$242,315	$11,705	$254,020

	Nine Months Ended September 30, 2019
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$366,907	$5,029	$371,936
Brazil	131,748	17	131,765
United Kingdom	113,364	8,689	122,053
Australia	64,265	14,249	78,514
Total	$676,284	$27,984	$704,268

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and Item 1A, “Risk Factors,” included in Part II of this report; our audited consolidated financial statements (including the notes thereto), Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2019; and Item 1A, “Risk Factors” included in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 13 floater rigs (four drillships and 9 semisubmersibles), including two cold-stacked semisubmersible rigs, the Ocean GreatWhite and Ocean Valiant. We are in the process of reactivating the Ocean Onyx for a contract with Beach Energy, expected to commence in the first quarter of 2021. The Ocean America and Ocean Rover, which were cold stacked in 2015 and 2016, respectively, are being marketed for sale and have been excluded from our current rig fleet. See “– Market Overview.”

Bankruptcy Filing

On April 26, 2020 (or the Petition Date), Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to together with the Company, as the Debtors) filed voluntary petitions (or the Chapter 11 Cases) for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code (or the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). As of the date of this report, the Debtors have not emerged from bankruptcy and no plan of reorganization or restructuring support agreement has been filed with the Bankruptcy Court. Negotiations between the various parties to the Chapter 11 Cases are ongoing.

See Note 2 “Chapter 11 Proceedings” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report and “– Liquidity and Capital Resources.”

Market Overview

The offshore contract drilling market continues to be severely challenged with an oversupply of rigs, in addition to continued depressed commodity prices and the uncertainty around long-lead drilling projects.

The COVID-19 outbreak and measures to mitigate the spread of the virus that occurred in most parts of the world contributed to a dramatic fall in demand for oil during the first three quarters of 2020. Economies in parts of the world have now reopened or are in various stages of reopening, while economies in other parts of the globe remain in various stages of lockdown.  Some geographic areas are also experiencing a resurgence of COVID-19 cases and are re-implementing strategies to contain the spread of the virus. Partial easing of lockdowns in some areas has resulted in a gradual increase in demand for oil and gas. In addition, commodity prices have risen modestly since the start of the second quarter of 2020, primarily due to an agreement reached by the Organization of Petroleum Exporting Countries and other oil producing nations on oil production quotas. As of the date of this report, the price for Brent crude oil was in the high $30-per-barrel range. Despite the modest recovery in commodity price since the first quarter of 2020, some analysts expect downward pressure on oil prices to persist for the remainder of 2020 and could continue for the foreseeable future.

Many exploration and production companies, including some of our customers, made significant reductions in their 2020 capital spending programs earlier in the year in response to low commodity prices and uncertain global demand. As a result, some offshore rigs were released early from drilling programs or have had their contracts terminated, while other programs have been paused in response to the need for COVID-19 containment. Given the uncertainty around COVID-19 and other macroeconomic factors, many customers continue to defer capital spending.

In April 2020, we received a purported notice of termination by a subsidiary of Beach Energy Limited, or Beach, of its contract for the Ocean Onyx. During the third quarter of 2020, we entered into a settlement agreement and new drilling contract with Beach. Operations under the new contract are expected to commence in the first quarter of 2021.

Global floater contracted utilization was approximately 61% at the end of the third quarter of 2020 with 134 contracted rigs, based on an industry report. There are also 26 floater rigs on order that are scheduled for delivery between 2020 and 2022, only two of which have been contracted for future work. Another 15 floater contract rollovers are expected to occur in the final months of 2020, increasing rig supply and competition in an already depressed market. Global rig attrition is projected by industry analysts to increase as a market recovery is not expected in the near term.  During this time, drilling contractors may elect to forego upcoming special surveys of rigs rolling off contract with no future work, resulting in the cold stacking or ultimate retirement of a rig. Historically, the longer a drilling rig remains cold stacked, the cost of reactivation increases and the likelihood of reactivation decreases.

During the first quarter of 2020, we recognized asset impairments aggregating $774.0 million to write down four of our semisubmersible rigs to their estimated fair values, including two semisubmersible rigs that are being marketed for sale. If market fundamentals in the offshore oil and gas industry continue to deteriorate or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods. As of the date of this report, we have two cold-stacked semisubmersible rigs, one of which has not been previously impaired.

Contract Drilling Backlog

Our contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period.  The contract period is based on the number of stated days for fixed-term contracts or an estimated duration (in days) for contracts based on a fixed number of wells. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Our utilization rates, which generally have approached 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including effects of COVID-19 and efforts to mitigate the spread of the virus, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

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

The following table reflects our contract drilling backlog as of October 1, 2020 (and does not include any contracts signed after October 1, 2020 but prior to the date of this report), January 1, 2020 (the date reported in our Annual Report on Form 10-K/A for the year ended December 31, 2019), and October 1, 2019 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (in millions).

	October 1, 2020 (1)	January 1, 2020 (1)	October 1, 2019 (1)
Contract Drilling Backlog	$1,169	$1,611	$1,835

(1)

Contract drilling backlog as of October 1, 2020, January 1, 2020 and October 1, 2019 excludes future commitment amounts totaling approximately $100.0 million, $100.0 million and $130.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of October 1, 2020 (in millions).

	For the Years Ending December 31,
	Total	2020 (1)	2021	2022	2023-2024
Contract Drilling Backlog (2)	$1,169	$130	$597	$303	$139

(1)	Represents the three-month period beginning October 1, 2020.
(2)

Contract drilling backlog as of October 1, 2020 excludes future gross margin commitments totaling approximately $100.0 million, which is comprised of approximately $25.0 million for 2020 and an aggregate of approximately $75.0 million for the three-year period ending December 31, 2023.  These amounts are payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of each of the two respective periods, pursuant to terms of an existing contract.

The following table reflects the percentage of rig days committed by year as of October 1, 2020. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2020 (1)	2021	2022	2023-2024
Percentage of Rig Days Committed (2)	57%	57%	26%	5%

(1)	Represents the three-month period beginning October 1, 2020.
(2)

As of October 1, 2020, includes approximately 120 rig days, 215 rig days and 50 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2020 and for the years 2021 and 2022, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Restructuring Costs. We expect to incur incremental costs of approximately $25.0 million to $30.0 million during the fourth quarter of 2020 for attorneys, financial advisors and other professionals in connection with the Chapter 11 Cases.

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

In addition, the Ocean Monarch was previously expected to commence drilling operations in Myanmar in late March 2020.  As a result of the COVID-19 pandemic and restrictions put in place by the Republic of the Union of Myanmar, the start of the drilling contract has been delayed until COVID-19 restrictions are eased and our customer has agreed to commence the drilling program. As of the date of this report, the Ocean Monarch is currently warm stacked in Johor Bahru, Malaysia where it is earning a standby rate intended to cover our daily operating costs while waiting to commence its contract. We expect the contract to commence in the fourth quarter of 2020.

During the three- and nine-month periods ended September 30, 2020, we incurred incremental costs of approximately $3.6 million and $8.7 million, respectively, related to the COVID-19 pandemic. As of the date of this report, we expect to incur similar types of costs during the remainder of 2020 but cannot predict the future financial impact of our response to the pandemic nor its duration in this fluid environment. As such, costs may be more than projected, perhaps by a material amount.

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. In addition, our operating income is negatively impacted by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2020, we expect to spend approximately 120 days for upgrades, surveys, contract preparation and mobilization of rigs, which includes approximately 90 days for reactivation and contract preparation activities for the Ocean Onyx and approximately 30 days for the mobilization of the Ocean Monarch and Ocean Apex related to their upcoming contracts. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, upgrades, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning, or R-E, days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month and nine-month periods ended September 30, 2020 and 2019 (in thousands, except days, daily amounts and percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE-EARNING DAYS (1)	675	959	2,290	2,451
UTILIZATION (2)	49%	65%	55%	55%
AVERAGE DAILY REVENUE (3)	$191,800	$252,600	$234,000	$275,900

REVENUE RELATED TO CONTRACT DRILLING SERVICES	$129,345	$242,315	$535,848	$676,284
REVENUE RELATED TO REIMBURSABLE EXPENSES	8,912	11,705	29,782	27,984
TOTAL REVENUES	$138,257	$254,020	$565,630	$704,268
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$130,921	$201,568	$481,376	$593,779
REIMBURSABLE EXPENSES	$8,578	$11,423	$27,997	$27,479
OPERATING LOSS
Contract drilling services, net	$(1,576)	$40,747	$54,472	$82,505
Reimbursable expenses, net	334	282	1,785	505
Depreciation	(75,330)	(88,693)	(243,208)	(263,844)
General and administrative expense	(12,781)	(18,830)	(44,827)	(51,436)
Impairment of assets	—	—	(774,028)	—
Restructuring and separation costs	(344)	—	(17,463)	—
Gain (loss) on disposition of assets	479	(6,340)	4,132	(1,191)
Total Operating Loss	$(89,218)	$(72,834)	$(1,019,137)	$(233,461)
Other income (expense):
Interest income	22	1,317	520	5,664
Interest expense, net of amounts capitalized	(98)	(31,098)	(42,753)	(92,182)
Foreign currency transaction loss	(661)	(77)	(1,458)	(1,883)
Reorganization items, net	(8,663)	—	(62,640)	—
Other, net	107	82	349	520
Loss before income tax (expense) benefit	(98,511)	(102,610)	(1,125,119)	(321,342)
Income tax (expense) benefit	(95)	7,482	19,753	38,898
NET LOSS	$(98,606)	$(95,128)	$(1,105,366)	$(282,444)

(1)

A revenue earning, or R-E, day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.

(2)

Utilization is calculated as the ratio of total revenue-earning days divided by the total calendar days in the period for all specified rigs in our fleet (including two and three cold-stacked rigs at September 30, 2020 and 2019, respectively).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per revenue-earning day.

Three Months Ended September 30, 2020 and 2019

Net results for the third quarter of 2020 were essentially flat compared to the third quarter of 2019, decreasing only $3.5 million. The negative impacts of lower margins from our contract drilling services ($42.3 million) and reorganization costs ($8.7 million) during the third quarter of 2020 were partially offset by lower other expenses, net ($47.5 million), including a decrease in general and administrative costs, depreciation and interest expense.

Contract Drilling Revenue. Contract drilling revenue decreased $113.0 million during the third quarter of 2020 compared to the third quarter of 2019, primarily due to the effect of 284 fewer R-E days ($71.9 million) and lower average daily revenue earned ($41.1 million).  R-E days decreased compared to the third quarter of 2019, primarily due to fewer R-E days related to the cold-stacked Ocean Valiant and Ocean GreatWhite (an aggregate 184 fewer R-E days) and incremental downtime attributable to the warm stacking of rigs between contracts (209 fewer R-E days), partially offset by incremental R-E days due to less downtime for planned shipyard projects and mobilization of rigs (83 additional R-E days) and less unplanned downtime for rig repairs and maintenance (26 additional R-E days). The decrease in average daily revenue was primarily related to the Ocean BlackHornet and Ocean BlackLion both starting new contracts in 2020 at significantly lower dayrates than the rigs’ previous contracts and the Ocean Monarch, which earned a reduced standby rate throughout the third quarter of 2020 due to COVID-19 related delays.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, decreased $70.6 million during the third quarter of 2020 compared to the third quarter of 2019, as a result of lower amortization of previously deferred contract preparation and mobilization costs ($18.3 million), combined with lower costs for repairs, maintenance and inspections, ($18.0 million), labor and personnel ($9.7 million), equipment rentals ($5.2 million) and other rig operating costs ($9.3 million), primarily due to the stacking of rigs discussed above. The reduction in rig operating expense during the third quarter of 2020 also reflected a reduction in shorebase and overhead costs as a result of recent cost cutting initiatives ($10.1 million).

Depreciation Expense. Depreciation expense for the third quarter of 2020 decreased $13.4 million compared to the third quarter of 2019.  The reduction in depreciation expense primarily related to a lower depreciable asset base in the third quarter of 2020 due to asset impairments recognized during the first quarter of 2020.

Interest Expense.  Upon filing the Chapter 11 Cases on April 26, 2020, we ceased accruing interest expense on our senior unsecured debt and revolving credit agreement, or Credit Agreement, which we entered into on October 2, 2018.  As a result, in the third quarter of 2020, we did not record contractual interest expense related to our senior notes ($28.3 million) and outstanding borrowings under the Credit Agreement ($9.5 million).

Reorganization Items, net. In the third quarter of 2020, we recognized $8.7 million in expenses and other net losses directly related to the Chapter 11 Cases, primarily consisting of professional fees ($18.7 million), partially offset by net gains related to vendor settlements and purchase order cancellations ($10.0 million). See Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Income Tax (Expense) Benefit. We recorded a net income tax expense of $(0.1) million (-0.1% effective tax rate) for the third quarter of 2020, compared to an income tax benefit of $7.5 million (7.3% effective tax rate) for the same quarter of 2019. The decrease in the effective tax rate was primarily due to an increase in valuation allowance for tax attributes that are not likely to be realized and our mix of domestic and international pre-tax profits and losses.

Nine Months Ended September 30, 2020 and 2019

Our net results for the first nine months of 2020 decreased $822.9 million compared to the same period of 2019, primarily due to the impairment of assets in the first quarter of 2020 ($774.0 million), recognition of reorganization and restructuring costs ($80.1 million), lower margins earned from our contract drilling services ($28.0 million) and higher income tax expense ($19.1 million), partially offset by lower other expenses, net ($78.3 million), including a decrease in general and administrative costs, depreciation and interest expense.

Contract Drilling Revenue. Contract drilling revenue decreased $140.4 million during the first nine months of 2020 compared to the same period of 2019, primarily due to lower average daily revenue earned ($96.0 million) and 161 fewer R-E days ($44.4 million).  The decrease in average daily revenue was primarily due to both the Ocean BlackHornet and Ocean BlackLion both starting new contracts in 2020 at significantly lower dayrates than the rigs’ previous contracts and the Ocean Monarch, which earned a reduced standby rate during the second and third quarters of 2020 due to COVID-19 related delays R-E days decreased, compared to the first nine months of 2019, primarily due to cold stacking the Ocean Valiant and Ocean GreatWhite (an aggregate 392 fewer R-E days) and incremental downtime attributable to the warm stacking of rigs between contracts (237 fewer R-E days), partially offset by incremental R-E days for the Ocean Endeavor (172 additional R-E days), which was reactivated for a new contract that commenced during the second quarter of 2019, less downtime for planned shipyard projects and mobilization of rigs (204 additional R-E days) and less unplanned downtime for rig repairs and maintenance (92 additional R-E days). The decline in revenues during the first nine months of 2020 was partially offset by revenue recognized during the first quarter of 2020 related to the reimbursement of withholding taxes related to one of our rigs in Brazil ($8.8 million).

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, decreased $112.4 million during the first nine months of 2020 compared to the same period of 2019, primarily due to lower amortization of previously deferred contract preparation and mobilization costs ($67.6 million), combined with lower costs for repairs, maintenance and inspections ($27.8 million), labor and personnel ($5.9 million) and other rig costs ($11.3 million), primarily related to the stacking of rigs previously discussed. The overall reduction in rig operating expense during the first nine months of 2020 also reflected a reduction in shorebase and overhead costs related to restructuring efforts ($16.6 million) in 2020. These cost reductions were partially offset by an increase in other rig moving costs, including fuel ($16.8 million).

Impairment of Assets. During the first quarter of 2020, we evaluated five of our drilling rigs with indicators of impairment at that time and determined that the carrying values of four of the rigs were impaired.  As a result, we recognized an aggregate impairment charge of $774.0 million during the first quarter of 2020. See Notes 4 and 7 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs.  Prior to the Petition Date, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. Also, during 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs.  As a result of this initiative, we incurred costs of $10.1 million during the first nine months of 2020, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. See Note 11 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Depreciation Expense. Depreciation expense for the first nine months of 2020 decreased $20.6 million compared to the same period of 2019.  The reduction in depreciation expense was primarily due to a lower depreciable asset base in 2020 as a result of asset impairments recognized during the first quarter of 2020.

Interest Expense.  We ceased accruing interest expense on our senior unsecured debt and amounts outstanding under the Credit Agreement upon filing the Chapter 11 Cases on April 26, 2020. As a result, we did not record $48.5 million and $13.9 million of contractual interest expense since that time related to our senior notes and Credit Agreement, respectively.

Reorganization Items, net.  We recognized $62.6 million in expenses and other net losses directly related to the Chapter 11 Cases in the first nine months of 2020, primarily consisting of the write-off of debt issuance costs ($27.5 million) and professional fees ($39.3 million), offset by net gains related to vendor settlements and purchase order cancellations ($4.2 million).  See Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Income Tax (Expense) Benefit. We recorded a net income tax benefit of $19.8 million (1.8% effective tax rate) for the first nine months of 2020, compared to an income tax benefit of $38.9 million (12.1% effective tax rate) for the same period of 2019. Income tax benefit for the 2019 period included a net $14.2 million income tax benefit associated with the reduction in our estimate of our transition tax liability pursuant to final regulations issued by the Internal Revenue Service in June 2019. On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The CARES Act allows a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years.  As a result of the carryback, we recognized a tax benefit of $9.7 million in the first quarter of 2020 due to a partial release of a previously recognized valuation allowance and tax rate change.

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

We have historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include the servicing of our debt repayments and interest payments, as well as funding our working capital requirements and capital expenditures. As of October 1, 2020, our contractual backlog was $1.2 billion, of which $0.1 billion is expected to be realized during the fourth quarter of 2020. Also, during the fourth quarter of 2020, we expect to receive an approximately $25.0 million payment from a customer for a gross margin commitment pursuant to terms of an existing contract if the commitment is not satisfied by the signing of a new contract commencing in 2020. At September 30, 2020, we had cash available for current operations of $422.7 million.

Sources and Uses of Cash

Our operating activities provided net cash of $7.4 million during the first nine months of 2020. Our other sources of cash during the same period were borrowings under the Credit Agreement ($436.0 million) and proceeds from the sales of the Ocean Confidence ($4.6 million) and Trinidad bonds ($5.9 million). See Note 5 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. We used cash aggregating $162.6 million for capital expenditures during the first nine months of 2020.

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

Cash Flow from Operations. Cash flow from operations for the first nine months of 2020 increased $21.7 million compared to the same period of 2019, primarily due to lower net cash expenditures for contract drilling, shorebase support and general and administrative costs in 2020 compared to 2019 ($46.0 million) and the receipt of cash income tax refunds, net of payments ($31.2 million) in the first nine months of 2020 compared to net cash taxes paid ($13.2 million) during the first nine months of 2019. Sources of operating cash flow during the first nine months of 2020 were partially offset by lower cash receipts for contract drilling services ($50.4 million), combined with collateral deposits made in support of certain outstanding surety and other bonds and letters of credit ($18.3 million).

Upgrades and Other Capital Expenditures. As of the date of this report, we expect cash capital expenditures for the last three months of 2020 to be approximately $25 million to $35 million for a total spend of approximately $190 million to $200 million in 2020.  Planned spending for the remainder of 2020 includes equipment upgrades for

the Ocean BlackLion and Ocean Courage.   At September 30, 2020, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of September 30, 2020, the total net unrecognized tax benefits related to uncertain tax positions was $233.5 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Other Commercial Commitments - Letters of Credit

See Note 10 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of certain of our other commercial commitments.

Off-Balance Sheet Arrangements

At September 30, 2020 and December 31, 2019, we had no off-balance sheet debt or other off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 “General Information – Recently Adopted Accounting Pronouncements” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “would,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

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

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;
•	financing plans;
•	market outlook;
•	oil prices;
•	tax planning and effects of the CARES Act;
•	changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•	debt levels and the impact of changes in the credit markets and credit ratings for us and our debt;
•	budgets for capital and other expenditures;
•

duration and impacts of the COVID-19 pandemic, lockdowns, re-openings and any other related actions taken by businesses and governments on our business, operations, supply chain and personnel, financial condition, results of operations, cash flows and liquidity;

•	expectations regarding our plans and strategies, including plans, effects and other matters relating to the COVID-19 pandemic;
•	timing and duration of required regulatory inspections for our drilling rigs and other planned downtime;
•	process and timing for acquiring regulatory permits and approvals for our drilling operations;
•	timing and cost of completion of capital projects;
•	delivery dates and drilling contracts related to capital projects;
•	commencement of a drilling contract for the Ocean Onyx with Beach;
•	plans and objectives of management;
•	scrapping retired rigs;
•	asset impairments and impairment evaluations;
•	assets held for sale;
•	our internal controls and internal control over financial reporting;
•	performance of contracts;
•	compliance with applicable laws; and
•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2019, as supplemented and amended by Item 1A, “Risk Factors” included in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation provides the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period. This sensitivity analysis estimates the change in the market value of our interest sensitive liabilities that were held on September 30, 2020 and December 31, 2019, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

Our existing senior notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. However, changes in market interest rates are reflected in the fair value of the debt. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $3.0 million and $89.7 million as of September 30, 2020 and December 31, 2019, respectively. A 100-basis point decrease would result in an increase in market value of $3.1 million and $102.0 million as of September 30, 2020 and December 31, 2019, respectively.

There were no other material changes in our market risk components for the nine months ended September 30, 2020. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2019 for further information.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K/A for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 include a detailed discussion of certain material risk factors facing our company. The risk factors included under Item 1A of our Annual Report on Form 10-K/a for the year ended December 31, 2019, as supplemented and amended by the risk factors included under Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, are incorporated herein by reference. No material changes have been made to such risk factors as of September 30, 2020.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date November 2, 2020	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date November 2, 2020		/s/ Dominic A. Savarino
Dominic A. Savarino
Vice President and Chief Accounting & Tax Officer