Form 10-K
period 2020-12-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2021-02-10
CIK 949039

Ch-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2020	$16,882,138

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 4, 2021	Common Stock, $0.01 par value per share	138,054,311 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K, will be included in a definitive proxy statement or an amendment to this Form 10-K to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

TABLE OF CONTENTS

Page No.
Cover Page	1

Document Table of Contents	2

PART I

Item 1. Business.

General

Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, provides contract drilling services to the energy industry around the globe with a fleet of 13 offshore drilling rigs, consisting of four drillships and nine semisubmersible rigs, including two cold-stacked semisubmersible rigs. Our current fleet excludes two previously impaired rigs, which we expect to sell in the first half of 2021. See “– Our Fleet – Fleet Status” and “– Our Fleet – Fleet Enhancements.”

Unless the context otherwise requires, references in this report to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries.

Reorganization and Chapter 11 Proceedings

As previously disclosed, on April 26, 2020 (or the Petition Date), Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to, together with the Company, as the Debtors) commenced voluntary cases (or the Chapter 11 Cases) for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code (or the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption In re Diamond Offshore Drilling, Inc., et al., Case No. 20-32307 (DRJ).

Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases constituted an event of default that accelerated our obligations under the following debt instruments (or the Debt Instruments):

•

the Indenture (or the Base Indenture), dated as of February 4, 1997, between the Company and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon which was previously known as The Bank of New York) (as successor under the Base Indenture to The Chase Manhattan Bank), as trustee (the “Trustee”), as supplemented and amended by the Eighth Supplemental Indenture (the “Eighth Supplemental Indenture”), dated as of November 5, 2013, between the Company and the Trustee, governing the $250 million aggregate principal amount of outstanding 3.45% Senior Notes due 2023;

•

the Base Indenture, as supplemented and amended by the Ninth Supplemental Indenture, dated as of August 15, 2017, between the Company and the Trustee, governing the $500 million aggregate principal amount of outstanding 7.875% Senior Notes due 2025;

•

the Base Indenture, as supplemented and amended by the Seventh Supplemental Indenture, dated as of October 8, 2009, between the Company and the Trustee, governing the $500 million aggregate principal amount of outstanding 5.70% Senior Notes due 2039;

•	the Base Indenture, as supplemented and amended by the Eighth Supplemental Indenture, governing the $750 million aggregate principal amount of outstanding 4.875% Senior Notes due 2043; and
•

the senior 5-Year Revolving Credit Agreement, dated as of October 2, 2018, among Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swingline lender, the lenders party thereto and the other parties thereto (or the Revolving Credit Agreement), under which an aggregate of approximately $442 million in principal is outstanding.

The Debt Instruments provide that, as a result of the commencement of the Chapter 11 Cases, the principal and accrued interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

On January 22, 2021, the Debtors entered into the Plan Support Agreement (or PSA), among the Debtors, certain holders party thereto (or, collectively, the Consenting Noteholders) of the Company’s 3.45% Senior Notes due 2023, 7.875% Senior Notes due 2025, 5.70% Senior Notes due 2039 and 4.875% Senior Notes due 2043 (collectively, the Senior Notes) and certain holders of claims (or collectively, the RCF Claims) under the Company’s $950 million Revolving Credit Agreement, (or collectively, together with the Consenting Noteholders, the Consenting Stakeholders). Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and also entered into the Commitment Letter (as defined below) with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy.

The PSA requires the Consenting Stakeholders to support the proposed financial restructuring of the Debtors consistent with the terms and conditions set forth in the Chapter 11 plan of reorganization attached as an exhibit to the PSA (or the Plan), the Backstop Agreement attached as an exhibit to the PSA, and the commitment letter for a revolving credit facility upon emergence from bankruptcy attached as an exhibit to the PSA (or the Commitment Letter), in each case, subject to and on the terms and conditions set forth in the PSA and the exhibits attached thereto. The Debtors have agreed to seek approval of the Plan and complete their restructuring efforts subject to the terms, conditions, and milestones contained in the PSA and otherwise comply with the terms and requirements set forth in the PSA. The PSA also provides for termination by the parties upon the occurrence of certain events.

Through the Restructuring contemplated in the PSA and the Plan, the Debtors expect to emerge from the Chapter 11 Cases with a capital structure that we expect will position the Debtors for future success in the offshore drilling industry.

  As of the date of this report, the Debtors have not emerged from bankruptcy.

The Plan, the Backstop Agreement and the Commitment Letter remain subject to approval by the Bankruptcy Court. Accordingly, no assurance can be given that the Restructuring and the Plan will be consummated.

On January 22, 2021, the Debtors filed the Plan and a related disclosure statement (or the Disclosure Statement) with the Bankruptcy Court. On January 23, 2021, the Debtors also filed a motion seeking Bankruptcy Court approval of the Debtors’ Disclosure Statement prepared in connection with soliciting votes to accept the Plan and a separate motion seeking authority to enter into the Backstop Agreement and the Commitment Letter and approval of the procedures to conduct the rights offering. A hearing on such motions is currently scheduled for February 26, 2021 at 9:30 a.m. (Central Time) before the Bankruptcy Court.

See “Risk Factors – Risks Related to Our Chapter 11 Cases” in Item 1A of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report, Note 2 “Chapter 11 Proceedings – Chapter 11 Cases” and Note 18 “Subsequent Event” to our Consolidated Financial Statements included in Item 8 of this report.

Going Concern and Financial Reporting in Reorganization

The risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our Debt Instruments, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying Consolidating Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 2 “Chapter 11 Proceedings” and Note 18 “Subsequent Event” to our Consolidated Financial Statements included in  Item 8 of this report and “Risk Factors – Risks Related to Our Chapter 11 Cases” in Item 1A of this report.

Delisting of Common Stock from the New York Stock Exchange

Our common stock traded on the New York Stock Exchange, or NYSE, under the symbol “DO” until April 27, 2020, at which time it was removed from trading on the NYSE due to our voluntary filing of the Chapter 11

Cases. Our common stock subsequently commenced trading on the OTC Pink Open Market under the trading symbol “DOFSQ”. See “Risk Factors – Risks Related to Our Chapter 11 Cases – The NYSE has delisted our common stock. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks” in Item 1A of this report.

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

A drillship is an adaptation of a maritime vessel that is designed and constructed to carry out drilling operations by means of a substructure with a moon pool centrally located in the hull. Drillships are typically self-propelled and are positioned over a drill site through the use of a DP system similar to those used on semisubmersible rigs.

Fleet Status

The following table presents additional information regarding our floater fleet at February 1, 2021:

Rig Type and Name	Rated Water Depth (in feet)(a)	Attributes	Year Built/ Redelivered (b)	Current Location (c)	Customer (d)
DRILLSHIPS (4):
Ocean BlackLion	12,000	DP; 7R; 15K	2015	GOM	BP
Ocean BlackRhino	12,000	DP; 7R; 15K	2014	Canary Islands/Senegal	Mobilizing/Shipyard/Contract Preparation/Woodside
Ocean BlackHornet	12,000	DP; 7R; 15K	2014	GOM	BP
Ocean BlackHawk	12,000	DP; 7R; 15K	2014	GOM	Occidental
SEMISUBMERSIBLES (9):
Ocean GreatWhite	10,000	DP; 6R; 15K	2016	Canary Islands	Cold-Stacked
Ocean Valor	10,000	DP; 6R; 15K	2009	Brazil	Warm-Stacked
Ocean Courage	10,000	DP; 6R; 15K	2009	Brazil	Contract Preparation/Petrobras
Ocean Monarch	10,000	15K	2008	Myanmar	Posco
Ocean Endeavor	10,000	15K	2007	North Sea/U.K.	Shell
Ocean Apex	6,000	15K	2014	Australia	Actively Marketing/Woodside
Ocean Onyx	6,000	15K	2013	Australia	Contract Preparation/Beach
Ocean Valiant	5,500	15K	1988	North Sea/U.K.	Cold-Stacked
Ocean Patriot	3,000	15K	1983	North Sea/U.K.	Apache

Attributes
DP	=	Dynamically Positioned/Self-Propelled	7R	=	2 Seven ram blow out preventers
6R	=	Six ram blow out preventer	15K	=	15,000 psi well control system

(a)

Rated water depth for drillships and semisubmersibles reflects the maximum water depth in which a floating rig has been designed for drilling operations. However, individual rigs are capable of drilling, or have drilled, in marginally greater water depths depending on various conditions (including, but not limited to, salinity of the ocean, weather and sea conditions).

(b)

Represents year rig was built and originally placed in service or year rig was redelivered with significant enhancements that enabled the rig to be classified within a different floater category than originally constructed.

(c)	GOM means U.S. Gulf of Mexico.
(d)

For ease of presentation in this table, customer names have been shortened or abbreviated. Warm-stacked is used to describe a rig that is idled (not contracted) and maintained in a “ready” state with a full crew to enable the rig to be quickly placed into service when contracted. Cold-stacked is used to describe an idled rig for which steps have been taken to preserve the rig and reduce certain costs, such as crew costs and maintenance expenses. Depending on the amount of time that a rig is cold-stacked, significant expenditures may be required to return the rig to a “ready” state. Contract preparation is used to describe activities undertaken by a rig that is being made ready for a future contract and may include customer-requested modifications to the rig.

Markets

The principal markets for our offshore contract drilling services are:

•	the Gulf of Mexico, including the United States, or U.S., and Mexico;
•	Canada;
•	South America, principally offshore Brazil, and Trinidad and Tobago;
•	Australia and Southeast Asia, including Malaysia, Myanmar and Vietnam;
•	Europe, principally offshore the U.K.;
•	East and West Africa; and
•	the Mediterranean.

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

The duration of a dayrate drilling contract is generally tied to the time required to drill a single well or a group of wells, in what we refer to as a well-to-well contract, or a fixed period of time, in what we refer to as a term contract. Our drilling contracts may be terminated by the customer in the event the drilling unit is destroyed or lost, or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to events beyond the control of either party to the contract. Certain of our contracts also permit the customer to terminate the contract early by giving notice; in most circumstances this requires the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally subject to mutually agreeable terms and rates at the time of the extension. In periods of decreasing demand for offshore rigs, drilling contractors may prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers may prefer shorter contracts that allow them to more quickly obtain the benefit of declining dayrates. Moreover, drilling contractors may accept lower dayrates in a declining market in order to obtain longer-term contracts and add backlog. See “Risk Factors – Risks Related to Our Business and Operations – We may not be able to renew or replace expiring contracts for our rigs” and “Risk Factors – Risks Related to Our Business and Operations – Our business involves numerous operating hazards that could expose us to significant losses and significant damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us,” in Item 1A of this report. For a discussion of our contract backlog, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Backlog” in Item 7 of this report.

Customers

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2020, 2019 and 2018, we performed services for 10, 12 and 13 different customers, respectively. During 2020, 2019 and 2018, our most significant customers were as follows:

	Percentage of Annual Consolidated Revenues
Customer	2020	2019	2018
Petróleo Brasileiro S.A.	21.2%	19.5%	15.8%
BP	20.5%	3.1%	10.5%
Occidental (formerly Anadarko)	20.1%	20.6%	33.8%
Hess Corporation	10.7%	28.9%	25.0%
Shell	10.2%	5.2%	1.0%

No other customer accounted for 10% or more of our annual total consolidated revenues during 2020, 2019 or 2018. See “Risk Factors — Risks Related to Our Business and Operations – Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition” and “Risk Factors — Risks Related to Our Business and Operations – Our customer base is concentrated” in Item 1A of this report.

As of January 1, 2021, our contract backlog was an aggregate $1.2 billion attributable to nine customers, compared to $1.6 billion as of January 1, 2020 attributable to ten customers. For the two-year period 2021 to 2022, $0.5 billion (or 52%) of our current contracted backlog is attributable to future operations with two customers. For the years 2023 to 2024, $0.3 billion (or 100%) of our current contracted backlog is attributable to future operations with a single customer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Backlog” in Item 7 of this report. See “Risk Factors — Risks Related to Our Business and Operations – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue ultimately will be realized” in Item 1A of this report.

Competition

Based on industry data, as of the date of this report, there are approximately 730 mobile drilling rigs (drillships, semisubmersibles and jack-up rigs) in service worldwide, including approximately 210 floater rigs. Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of our competitors may have greater financial or other resources than we do.

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

We compete on a worldwide basis, but competition may vary significantly by region at any particular time. See “Markets.”  Competition for offshore rigs generally takes place on a global basis, as these rigs are mobile and may be moved, although at a cost that may be substantial, from one region to another. It is characteristic of the offshore drilling industry to move rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. The current oversupply of offshore drilling rigs also intensifies price competition. See “Risk Factors

– Risks Related to Our Business and Operations – Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition” in Item 1A of this report.

Governmental Regulation and Environmental Matters

Our operations are subject to numerous international, foreign, U.S., state and local laws and regulations that relate directly or indirectly to our operations, including regulations controlling the discharge of materials into the environment, requiring removal and clean-up under some circumstances, or otherwise relating to the protection of the environment, and may include laws or regulations pertaining to climate change, carbon emissions or energy use. See “Risk Factors – Regulatory and Legal Risks – We are subject to extensive domestic and international laws and regulations that could significantly limit our business activities and revenues and increase our costs,” “Risk Factors –– Regulatory and Legal Risks – Regulation of greenhouse gases and climate change could have a negative impact on our business” and “Risk Factors – Regulatory and Legal Risks – If we, or our customers, are unable to acquire or renew permits and approvals required for drilling operations, we may be forced to delay, suspend or cease our operations” in Item 1A of this report.

Human Capital

Employees

As of December 31, 2020, we managed a global workforce of approximately 1,900 persons including international crew personnel, a portion of whom are furnished through independent labor contractors. A portion of our workforce outside of the U.S. is represented by collective bargaining agreements. As of December 31, 2020, over 75% of our global workforce had been employed by us for five years or more, with an average tenure of 11.5 years.

Core Values and Culture

Our global culture is shaped by our Values & Behaviors:

•	Take Ownership – Run to the challenge; deliver on what you promise.
•	Go Beyond – Solve tomorrow’s problems today; make it better than you found it.
•	Have Courage – Challenge conventional thinking; speak up, even when it’s tough.
•	Exercise Care – Respect that every action has consequences; never cut corners.
•	Win Together – Learn from each other; share success; champion a “Culture of We.”

These core values establish the foundation for our culture and represent the key expectations we have of our employees. Our commitment to Health, Safety and the Environment (or HSE) applies throughout our business. In addition, we recognize the importance of identifying, assessing and promoting Environmental, Social and Governance (or ESG) issues as a fundamental part of conducting business.

Along with our core values, we expect our employees to act in accordance with our Code of Business Conduct and Ethics, which we refer to as our Code of Conduct. Our Code of Conduct covers topics such as legal compliance, conflicts of interest, accuracy of financial reporting and disclosure, confidentiality, discrimination and harassment, anti-corruption, safety and health and reporting ethical violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline).

Talent Management Approach

We take a systemic approach to hiring, training and developing our employees.  This includes creating goals aligned to company priorities and providing employees periodic feedback in order to assess and adjust individual performance. We also employ a succession planning process that identifies suitable candidates, and their development needs, for key positions in the company.  The succession plan is generally reviewed annually.

We provide a comprehensive training program that ensures employees on our rig crews receive position-specific training as an integral part of their career development. We utilize a competency verification program for establishing and verifying the knowledge, skills and abilities needed by each employee to perform their assigned job function in a safe and environmentally sound manner.

Safety and Training

The safety of our employees and stakeholders is our highest priority. We pride ourselves on being an innovative leader in the development and implementation of sophisticated and efficient job safety programs. We not only try to work safely; we strive to achieve zero incident operations, or ZIO, through our comprehensive safety initiatives. Achieving ZIO means operating at peak performance and completing each task without harm to our people, the environment or our equipment.

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

Name	Age as of January 31, 2021	Position
Marc Edwards	60	President, Chief Executive Officer and Chairman of the Board
Ronald Woll	53	Executive Vice President and Chief Operating Officer
David L. Roland	59	Senior Vice President, General Counsel and Secretary
Jon L. Richards	47	Senior Vice President – Worldwide Operations
Scott Kornblau	49	Senior Vice President and Chief Financial Officer
Dominic A. Savarino	50	Vice President and Chief Accounting & Tax Officer

Marc Edwards has served as our President, Chief Executive Officer and Chairman of the Board since May 2020, Mr. Edwards previously served as our President and Chief Executive Officer and as a Director since March 2014.

Ronald Woll has served as our Executive Vice President and Chief Operating Officer since May 2020. Mr. Woll previously has served as our Executive Vice President and Chief Commercial Officer from January 1, 2019 until April 2020 and as our Senior Vice President and Chief Commercial Officer from June 2014 until December 2018.

David L. Roland has served as our Senior Vice President, General Counsel and Secretary since September 2014.

Jon L. Richards has served as our Senior Vice President – Worldwide Operations since April 2020. Mr. Richards previously served as our Vice President – Worldwide Operations since January 2014.

Scott Kornblau has served as our Senior Vice President and Chief Financial Officer since July 2018. Mr. Kornblau previously served as our Vice President, Acting Chief Financial Officer and Treasurer since December 2017, Vice President and Treasurer from January 2017 until December 2017 and Treasurer from July 2007 until January 2017.

Dominic A. Savarino has served as our Vice President and Chief Accounting & Tax Officer since May 2020. Mr. Savarino previously served as our Vice President and Chief Tax Officer since November 2017. Prior to joining Diamond Offshore, Mr. Savarino served as Vice President, Tax at Baker Hughes, Inc. from 2016 to 2017 and held a variety of positions at McDermott International, Inc., including Vice President, Tax from 2015 to 2016.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties, including those described below, that could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows (including negative cash flows), prospects and the trading price of our securities. You should carefully consider these risks when evaluating us and our securities. The following material risks and uncertainties are not the only ones facing our company. We are also subject to other risks and uncertainties not known to us or not described below as well as a variety of risks that affect many other companies generally that may also have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows (including negative cash flows), prospects and the trading price of our securities.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Chapter 11 Cases

•

If we are not able to obtain confirmation of the Plan or another Chapter 11 plan of reorganization, or if current liquidity is insufficient or exit financing is not available, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

•

The Plan is, and any other plan of reorganization would be, based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our Plan or such other plan may be unsuccessful in its execution.

•

The Chapter 11 Cases may have a material adverse impact on us and on the trading price of, and may result in the cancellation and discharge of, our securities, including our common stock. If approved by the Bankruptcy Court, a plan of reorganization will govern distributions to and the recoveries of holders of our securities.

•	We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.
•

As a result of the Chapter 11 Cases, the realization of our assets and liquidation of our liabilities are subject to uncertainty, and our historical financial information will not be indicative of our future financial performance.

•	We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on us.
•	Operating under Chapter 11 may restrict our ability to pursue our business strategies.
•

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have a material adverse effect on us, and we may face increased levels of employee attrition.

•	Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.
•

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. The NYSE has delisted our common stock. It is likely that our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

Risks Related to Our Business and Operations

•	The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus have had a material adverse effect on and are expected to continue to have a material adverse effect on us.
•	The current protracted downturn in our industry may continue into the foreseeable future, and we cannot predict if or when it will end.
•

The worldwide demand for drilling services has historically been dependent on the price of oil and, as a result of low oil prices, demand continued to be depressed in 2020 as the protracted downturn in our industry continues.

•

Our business depends on the level of activity in the offshore oil and gas industry, which has been cyclical, is currently in a protracted downturn and is significantly affected by many factors outside of our control.

•	Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition.
•	We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue ultimately will be realized.
•	We may not be able to renew or replace expiring contracts for our rigs.
•	Our customer base is concentrated.
•	Our contract drilling expense includes fixed costs that will not decline in proportion to decreases in rig utilization and dayrates.
•	We must make substantial capital and operating expenditures to reactivate, build, maintain and upgrade our drilling fleet.
•

Our business involves numerous operating hazards that could expose us to significant losses and significant damage claims.  We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.

•

Any significant cyber-attack or other interruption in network security or the operation of critical information technology systems could materially disrupt our operations and adversely affect our business.

•	Acts of terrorism, piracy and political and social unrest could affect the markets for drilling services, which may have a material adverse effect on us.
•	We rely on third parties to secure and service equipment, components and parts used in rig operations, conversions, upgrades and construction.
•	Contracts for our drilling rigs are generally fixed dayrate contracts, and increases in our operating costs could adversely affect our profitability.
•	Failure to obtain and retain highly skilled personnel could hurt our operations.

Financial and Tax Risks

•	We may incur additional asset impairments and/or rig retirements as a result of reduced demand for certain offshore drilling rigs.
•	Changes in tax laws and policies, effective income tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.
•	Our consolidated effective income tax rate may vary substantially from one reporting period to another.
•	Changes in accounting principles and financial reporting requirements could adversely affect us.

Regulatory and Legal Risks

•	We are subject to extensive domestic and international laws and regulations that could significantly limit our business activities and revenues and increase our costs.
•	Any future regulations relating to greenhouse gases and climate change could have a negative impact on our business.
•	If we, or our customers, are unable to acquire or renew permits and approvals required for drilling operations, we may be forced to delay, suspend or cease our operations.
•	Significant portions of our operations are conducted outside the U.S. and involve additional risks not associated with U.S. domestic operations.

•	We may be subject to litigation and disputes that could have a material adverse effect on us.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Chapter 11 Cases

If we are not able to obtain confirmation of the Plan or another Chapter 11 plan of reorganization, or if current liquidity is insufficient or exit financing is not available, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

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

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan or another Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

The Plan is, and any other plan of reorganization would be, based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our Plan or such other plan may be unsuccessful in its execution.

The Plan that we are seeking to implement will affect both our capital structure and the ownership, structure and operation of our businesses and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to substantially change our capital structure;
•	our ability to obtain adequate liquidity and access financing sources;
•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;
•	our ability to retain key employees; and
•	the overall strength and stability of general economic and financial conditions and the oil and gas industries, both in the U.S. and in global markets.

The failure of any of these factors could have a material adverse effect on the successful reorganization of our business.

In addition, the Plan relies upon, and any other plan would rely upon, financial projections, including with respect to revenues, earnings, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be entirely accurate. The forecasts may be even more speculative than normal, because they involve fundamental changes in our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan or any other plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could have a material adverse effect on the successful execution of the Plan or any other plan of reorganization.

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

We commenced our Chapter 11 Cases in the Bankruptcy Court on April 26, 2020 and filed our Plan of reorganization with the Bankruptcy Court on January 22, 2021. The Plan has not yet been confirmed by the Bankruptcy Court.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring while at the same time attending to our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues and cash flow.

We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.

As more fully described elsewhere in this report, the Debtors filed voluntary petitions to reorganize under Chapter 11 on April 26, 2020. During our Chapter 11 Cases, we continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11. As a consequence of our Chapter 11 filing, our operations, including our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

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
•

our ability to obtain acceptable and sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with the terms and conditions of that financing;

•	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; and

•	the possibility that the Chapter 11 proceedings will disrupt or impede our international operations.

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

If a plan of reorganization, including the Plan, is ultimately confirmed by the Bankruptcy Court, our capital structure will likely be significantly altered under such plan (whether or not following a sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code). Under fresh-start accounting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated earnings would be restated to zero. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization, including the Plan, could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may seek a sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code in conjunction with, or instead of, a plan of reorganization, including the Plan. Any sales or disposals of assets and liquidations or settlements of liabilities may be for amounts other than those reflected in our Consolidated Financial Statements. In connection with the Chapter 11 Cases, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements or charges could be material to our consolidated financial position and results of operations in any given period.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to the commencement of the bankruptcy proceedings or before consummation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Subject to the terms of the plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have a material adverse effect on our financial condition and results of operations on a post-reorganization basis.

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

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have a material adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

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

 During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations. The loss of the services of any members of our senior management could impair our ability to execute our strategy and, as a result, could have a material adverse effect on our financial condition and results of operations.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan, or any other Chapter 11 plan of reorganization, is consummated, we may continue to face a number of risks, such as further deterioration in oil prices or other changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Accordingly, we cannot guarantee that the Plan, or any other Chapter 11 plan of reorganization, will achieve our stated goals.

Furthermore, even if our debts are reduced through the Plan, or any other Chapter 11 plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms.

It is likely at this time that our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

 We have a significant amount of indebtedness that is senior to our common stock in our capital structure. Although the Plan contemplates no distributions with respect to our common stock, the Plan has not yet been approved by the Bankruptcy Court. Accordingly, it is unclear at this stage of the Chapter 11 Cases if any distributions will ultimately be made with respect to our common stock and other outstanding equity interests. It is possible that these equity interests may be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

The NYSE has delisted our common stock. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

The NYSE delisted our common stock because we are no longer suitable for listing pursuant to the NYSE Listed Company Manual Section 802.01D as a result of the filing of the Chapter 11 Cases. Since April 28, 2020, our common stock has been quoted on the OTC Pink Open Market under the symbol “DOFSQ.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market, or whether quotes for our common stock will continue on this market in the future. These developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.

Risks Related to Our Business and Operations

The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus have had a material adverse effect on and are expected to continue to have a material adverse effect on our business, operations and financial results.

 The COVID-19 outbreak and its development into a pandemic in March 2020 continue to significantly impact our business and the geographical areas in which we operate.  These events continue to result in various actions by governmental authorities in many parts of the world to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of business facilities, declaring border closings, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Moreover, any resurgence in COVID-19 infections could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions in an effort to slow the spread of the virus. In addition, the risk of infection and health risk associated with COVID-19, and the related death or illness of many individuals across the globe, continue to result in actions by individuals and companies seeking to curtail the spread of COVID-19, such as companies requiring employees to work remotely, suspending all non-essential travel for employees and discouraging employee attendance at in-person work-related meetings, as well as individuals voluntarily social distancing and self-quarantining. Although vaccines for COVID-19 have been developed and are being distributed, the phased rollout by the Centers for Disease Control and Prevention, or CDC, and delays in distribution of the COVID-19 vaccine could result in new governmental lockdowns, quarantine requirements or other restrictions.

 The COVID-19 pandemic and the actions taken by businesses and governments in response to it have significantly slowed global economic activity as a result of, among other things, the dramatic decrease in the number of businesses open for operation and a substantial reduction in the number of people across the world that have been leaving their residence to commute to work or to purchase goods and services. This reduction has also resulted in airlines dramatically reducing flights. As a result, there has also been a sharp reduction in the demand for oil and a precipitous decline in oil prices. In the first half of 2020, oil price volatility was exacerbated by disputes over production levels among oil-producing countries, the significant increase in production levels by such countries and limited storage capacity for crude oil and refined products. In addition, the global economy has been further impacted by the COVID-19 pandemic through the disruption of financial markets and international trade, resulting in increased unemployment levels and significantly impacting global supply chains and travel networks.

These events have had a material adverse effect on and are expected to continue to have a material adverse effect on our business. Any prolonged period of depressed oil prices could have significant adverse consequences for the financial condition of our customers and result in reductions to their drilling and production expenditures and delays or cancellations of projects, thus decreasing demand for our drilling services. We have already experienced customers delaying drilling projects as a result of COVID-19 restrictions and complications. Such conditions have resulted in an increased risk that our customers may seek price reductions or more favorable economic terms for our services, seek to terminate our drilling contracts or otherwise be unable to timely pay outstanding receivables owed to us, or could result in us having to enter into lower dayrate contracts or to idle, stack or retire more of our drilling rigs. To the extent our suppliers experience a deterioration in financial condition or operational capability as a result of such depressed industry conditions or we or other suppliers incur delays in moving personnel to and from drilling rigs, we may experience disruptions in supply, which could increase our operating costs and increase rig downtime. The occurrence of any such events with respect to our customers, contracts or suppliers could have material adverse consequences for our business and financial position.

As a result of the COVID-19 pandemic and impact, we have implemented certain changes to our operational processes. For example, we have asked our rig crews in certain locations to quarantine in-country before offshore rotations, as well as to remain in country after their offshore rotation. We have also adopted COVID-19 testing requirements based on the regions in which our rigs are operating that primarily require testing of all personnel prior to an offshore rotation or travel from the U.S. to an international location. Additionally, for most of our rigs we have implemented other health protocols once personnel are on board a rig such as increased social distancing, requiring twice daily temperature checks and increased frequency in cleaning/disinfecting common areas on our rigs. We cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing either an outbreak of COVID-19 on one or more of our rigs or other adverse effects related to COVID-19. Furthermore, we cannot predict when our personnel will be able to obtain a COVID-19 vaccine in accordance with the CDC phased allocation guidelines. To the extent there is an outbreak of COVID-19 on one or more of our rigs, we may have to temporarily shut down operations of such rig or rigs, which could result in significant downtime or contract termination and have substantial adverse consequences for our business and results of operations.

Many governmental authorities worldwide have implemented travel restrictions and mandatory quarantine measures to prevent the spread of COVID-19, and, in complying with such governmental actions, we have experienced, and expect to continue to experience, increased difficulties, delays and costs in moving our personnel in and out of, and to work in, the various jurisdictions in which we operate. Such difficulties and delays may result in a shortage of available experienced rig personnel or rig personnel working unusually long periods before rotating off the rig. We may be unable to recover these increased costs from our customers. We may also experience permitting and regulatory delays attributable to the COVID-19 pandemic or reduced staffing at various regulatory agencies.  Additionally, disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 outbreak, may have significant adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime and could result in contract delays or terminations.

In spite of the fact that COVID-19 vaccines are being distributed, the situation surrounding the COVID-19 pandemic remains fluid. Due to delays in the distribution of COVID-19 vaccines and potential resurgences in COVID-19 infections, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the extent of the impact they will have on our results of operations, financial condition and liquidity, or the pace or extent of any subsequent recovery. The ultimate extent of the impact of the COVID-19 outbreak on our business and financial position will continue to depend significantly on future developments, including the speed of distribution and efficacy of the COVID-19 vaccine, the future duration, spread or containment of the outbreak, particularly within the geographic locations where we operate, and the related impact on overall economic activity and demand for oil and gas, all of which continue to remain highly uncertain at this time. The depressed market and industry conditions have placed significant pressure on the liquidity and solvency of many offshore drilling contractors, which have led some of our competitors to pursue restructuring transactions. We are unable to predict the timing or impact of any such restructurings, if completed, on the capital structure and competitive dynamics among offshore drilling companies.

Many of the other risks we face are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the business and economic environment as a result of it.

The current protracted downturn in our industry may continue into the foreseeable future, and we cannot predict if or when it will end.

Crude oil prices, which peaked at $115 per barrel in 2014, have declined to a five-year average of $55 per barrel. Oil prices continue to remain low with Brent crude oil prices in the $60-per-barrel range as of the date of this report. As a result of, among other things, the depressed commodity price and its uncertain future, the offshore drilling industry has experienced, and is continuing to experience, a substantial decline in demand for its services, as well as a significant decline in dayrates for contract drilling services. The decline in demand for our contract drilling services and the dayrates for those services has had, and if the industry downturn continues, will continue to have, a material adverse effect on our financial condition, results of operations and cash flows, including negative cash flows. The protracted downturn in our industry will exacerbate many of the other risks included below and other risks that we face, and we cannot predict if or when the downturn will end.

The worldwide demand for drilling services has historically been dependent on the price of oil and, as a result of low oil prices, demand continued to be depressed in 2020 as the protracted downturn in our industry continues.

Demand for our drilling services depends in large part upon the oil and natural gas industry’s offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. Beginning in the second half of 2014, oil prices declined significantly, resulting in a sharp decline in the demand for offshore drilling services, including services that we provide, and have had a material adverse effect on our results of operations and cash flows compared to years before the decline. The continuation of low oil prices would make more severe the downturn in our industry and would continue to have a material adverse effect on many of our customers and, therefore, demand for our services and our financial condition, results of operations and cash flows, including negative cash flows.

Oil prices have been, and are expected to continue to be, volatile and are affected by numerous factors beyond our control, including:

•	worldwide supply and demand for oil and gas, including the oversupply of oil and gas as a result of the COVID-19 pandemic;
•	the level of economic activity in energy-consuming markets;
•	the worldwide economic environment and economic trends, including recessions and the level of international trade activity;
•	the ability of the Organization of Petroleum Exporting Countries, and 10 other oil producing countries, including Russia and Mexico, or OPEC+, to set and maintain production levels and pricing;
•	the level of production in non-OPEC+ countries, including U.S. domestic onshore oil production;
•

civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, Myanmar, where the Ocean Monarch is operating as of the date of this report, other oil-producing regions or other geographic areas or further acts of terrorism in the U.S. or elsewhere;

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
•

laws and regulations relating to environmental or energy security matters, including those addressing alternative energy sources, the phase-out of fossil fuel vehicles or the risks of global climate change;

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

As a result of the cyclical fluctuations in the market, there have been periods of lower demand, excess rig supply and lower dayrates, followed by periods of higher demand, shorter rig supply and higher dayrates. We cannot predict the timing or duration of such fluctuations. Periods of lower demand or excess rig supply, such as the current protracted downturn in our industry that is ongoing and may continue into the foreseeable future, intensify the competition in the industry and often result in periods of lower utilization and lower dayrates. During these periods, our rigs may not be able to obtain contracts for future work and may be idle for long periods of time or may be able to obtain work only under contracts with lower dayrates or less favorable terms. Additionally, prolonged periods of low utilization and dayrates (such as we are currently experiencing) have in the past resulted in, and may in the future result in, the recognition of further impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. See “- We may incur additional asset impairments and/or rig retirements as a result of reduced demand for certain offshore drilling rigs.”

Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition.

The offshore contract drilling industry is highly competitive with numerous industry participants, and such competitiveness may be exacerbated by the current protracted downturn in our industry. Some of our competitors are larger companies, have larger or more technologically advanced fleets and have greater financial or other resources than we do. The drilling industry has experienced consolidation and may experience additional consolidation, which could create additional large competitors. Moreover, as a result of the significant reduced demand for oil and natural gas services due to the global COVID-19 pandemic, certain of our competitors may engage in bankruptcy proceedings, debt refinancing transactions, management changes or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market. This could result in such competitors emerging with stronger or healthier balance sheets and in turn an improved ability to compete with us in the future.

Drilling contracts are traditionally awarded on a competitive bid basis. Price is typically the primary factor in determining which qualified contractor is awarded a job; however, rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment are also considered.

As of the date of this report, based on industry data, there are approximately 210 floater rigs currently available to meet customer drilling needs in the offshore contract drilling market, and many of these rigs are not currently contracted and/or are cold stacked. Although there have been over 130 floater rigs scrapped since 2014, the market remains oversupplied as new rig construction, upgrades of existing drilling rigs, cancelation or termination of drilling contracts and established rigs coming off contract have contributed to the current oversupply, intensifying price competition. In addition, some shipyards own rigs recently constructed or under construction, which are not currently marketed, which, if acquired by us or our competitors, would further exacerbate the oversupply of rigs.

In addition, during industry downturns like the one we are currently experiencing, rig operators may take lower dayrates and shorter contract durations to keep their rigs operational.

We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue ultimately will be realized.

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

In addition, some of our drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate us for the loss of the contract. In some cases, our drilling contracts may permit the customer to terminate the contract without cause, upon little or no notice or without making an early termination payment to us. During depressed market conditions, such as those currently in effect, certain customers have utilized, and may in the future utilize, such contract clauses to seek to renegotiate or terminate a drilling contract or claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers have sought and may in the future seek to renegotiate the terms of our existing drilling contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. As a result of such contract renegotiations or terminations, our contract backlog has been and may in the future be adversely impacted. We might not recover any compensation (or any recovery we obtain may not fully compensate us for the loss of the contract) and we may be required to idle one or more rigs for an extended period of time. Each of these results in some cases has had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows. See “- Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition”.

We may not be able to renew or replace expiring contracts for our rigs.

As of the date of this report, one of our drilling rigs has contract backlog that provides for continuous work until December 2021, seven of our drilling rigs have contract backlog that provides for continuous work until sometime in 2022 and one of our drilling rigs has contract backlog that provides for continuous work until January 2024. One of our drilling rigs is not currently contracted for continuous utilization between contracts and is being actively marketed for the uncontracted periods. Backlog for this rig extends until May 2023. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers, at such times. Given the historically cyclical and highly competitive nature of our industry and the likelihood that the current protracted downturn in our industry continues, we may not be able to renew or replace the contracts or we may be required to renew or replace expiring contracts or obtain new contracts at dayrates that are below existing dayrates, or that have terms that are less favorable to us, including shorter durations, than our existing contracts. Moreover, we may be unable to secure contracts for these rigs. Failure to secure contracts for a rig may result in a decision to cold stack the rig, which puts the rig at risk for impairment and may competitively disadvantage the rig as many customers, during the current protracted market downturn, have expressed a preference for ready or warm-stacked rigs over cold-stacked rigs. If a decision is made to cold stack a rig, our operating costs for the rig are typically reduced; however, we will incur additional costs associated with cold stacking the rig (particularly if we cold stack a newer rig, such as a drillship or other DP semisubmersible rig, for which cold-stacking costs are typically substantially higher than for an older non-DP rig). In addition, the costs to reactivate a cold-stacked rig may be substantial. See “- We must make substantial capital and operating expenditures to reactivate, build, maintain and upgrade our drilling fleet.”

Our customer base is concentrated.

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2020, our three customers in the GOM and our five largest customers in the aggregate accounted for 46% and 83%, respectively, of our annual total consolidated revenues. In addition, the number of customers we have performed services for has declined from 35 in 2014 to ten in 2020. Of our current contracted backlog for the years 2021 and 2022, $0.3 billion and $0.2 billion, respectively, or 46% and 62%, respectively, are attributable to future operations with two customers. Contracted backlog aggregating $0.1 billion for the years 2023 and 2024 is attributable to future operations from a single customer. The loss of a significant customer could have a material adverse impact on our financial condition, results of operations and cash flows, especially in a declining market (like the current protracted industry downturn) where the number of our working drilling rigs is declining along with the number of our active customers. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, or elects to terminate one of our drilling contracts, it could have a material adverse effect on our utilization rates in the affected market and also displace demand for our other drilling rigs as the resulting excess supply enters the market.

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

Our business is highly capital intensive and dependent on having sufficient cash flow and/or available sources of financing in order to fund our capital expenditure requirements. Our expenditures could increase as a result of changes in offshore drilling technology; the cost of labor and materials; customer requirements; the cost of replacement parts for existing drilling rigs; the geographic location of the rigs; and industry standards. Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness. In addition, changes in governmental regulations, safety or other equipment standards, including those relating to the COVID-19 pandemic, as well as compliance with standards imposed by maritime self-regulatory organizations, may require us to make additional unforeseen capital expenditures. As a result, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment. Depending on the length of time that a rig has been cold-stacked, we may incur significant costs to restore the rig to drilling capability, which may also include capital expenditures due to the possible technological obsolescence of the rig. Market conditions, such as the current protracted industry downturn, may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives. We can provide no assurance that we will have access to adequate or economical sources of capital to fund our capital and operating expenditures.

Our business involves numerous operating hazards that could expose us to significant losses and significant damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.

Our operations are subject to the significant hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, unstable or faulty sea floor conditions, fires and natural disasters such as hurricanes and the frequency and severity of such natural disasters could be increased due to climate change. The occurrence of any of these types of events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel and damage to producing or potentially productive oil and gas formations, oil spillage, oil leaks, well blowouts and extensive uncontrolled fires, any of which could cause significant environmental damage. In addition, offshore drilling operations are subject to marine hazards, including capsizing, grounding, collision and loss or damage from severe weather. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of suppliers or subcontractors to perform or supply goods or services or personnel shortages. Any of the foregoing events could result in significant damage or loss to our properties and assets or the properties and assets of others, injury or death to rig personnel or others, significant loss of revenues and significant damage claims against us.

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

We maintain liability insurance, which generally includes coverage for environmental damage; however, because of contractual provisions and policy limits, our insurance coverage may not adequately cover our losses and claim costs. In addition, certain risks and contingencies related to pollution, reservoir damage and environmental risks are generally not fully insurable. Also, we do not typically purchase loss-of-hire insurance to cover lost revenues when a rig is unable to work. There can be no assurance that we will continue to carry the insurance we currently maintain, that our insurance will cover all types of losses or that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable or that we will be able to obtain insurance against some risks. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic.

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

If an accident or other event occurs that exceeds our insurance coverage limits or is not an insurable event under our insurance policies, or is not fully covered by contractual indemnity, it could result in a significant loss to us and could have a material adverse effect on our financial condition, results of operations and cash flows.

Any significant cyber-attack or other interruption in network security or the operation of critical information technology systems could materially disrupt our operations and adversely affect our business.

Our business has become increasingly dependent upon information technologies, computer systems and networks, including those maintained by us and those maintained and provided to us by third parties (for example, “software-as-a-service” and cloud solutions), to conduct day-to-day operations, and we are placing greater reliance on information technology to help support our operations and increase efficiency in our business functions. We are dependent upon our information technology and infrastructure, including operational and financial computer systems, to process the data necessary to conduct almost all aspects of our business. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes including, among others, storms and other natural disasters, terrorist attacks, utility outages, theft, design defects, human error or complications encountered as existing systems are maintained, repaired, replaced or upgraded. It has been reported that known or unknown entities or groups have mounted so-called “cyber-attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Cybersecurity risks and threats continue to grow and may be difficult to anticipate, prevent, discover or mitigate. A breach, failure or circumvention of our computer systems or networks, or those of our customers, vendors or others with whom we do business, including by ransomware or other attacks, could materially disrupt our business operations and our customers’ operations and could result in the alteration, loss, theft or corruption of data, and unauthorized release of, unauthorized access to, or our loss of access to confidential, proprietary, sensitive or other critical data or systems concerning our company, business activities, employees, customers or vendors. In response to the COVID-19 pandemic, most of our non-operational employees, including employees at our corporate headquarters, are working remotely, as of the date of this report, which increases various logistical challenges, inefficiencies and operational risks.  Working remotely has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices.  This “remote work” model has resulted in increased demand for information technology resources and may expose us to risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Any such breach, failure or circumvention could result in loss of customers, financial losses, regulatory fines, substantial damage to property, bodily injury or loss of life, or misuse or corruption of critical data and proprietary information and could have a material adverse effect on our operations, business or reputation. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.

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

Additionally, our suppliers, manufacturers and service providers could be negatively impacted by the current protracted industry downturn, global economic conditions or COVID-19 pandemic. If certain of our suppliers, manufacturers or service providers were to experience significant cash flow issues, become insolvent or otherwise curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies, equipment or services available to us and/or a significant increase in the price of such supplies, equipment and services.

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

We require highly skilled personnel to operate and provide technical services and support for our business. A well-trained, motivated and adequately-staffed work force has a positive impact on our ability to attract and retain business. As a result, our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization. To the extent that demand for drilling services and/or the size of the active worldwide industry fleet increases, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing and servicing our rigs. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. Heightened competition for skilled personnel could materially and adversely limit our operations and further increase our costs. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, including COVID-19, disability or death, could have a material adverse effect on us.

Financial and Tax Risks

We may incur additional asset impairments and/or rig retirements as a result of reduced demand for certain offshore drilling rigs.

The current oversupply of drilling rigs in the offshore drilling market has resulted in numerous rigs being idled and, in some cases, retired and/or scrapped. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we have incurred impairment charges in the past, and may incur additional impairment charges in the future related to the carrying value of our drilling rigs. Impairment write-offs could result if, for example, any of our rigs become obsolete or commercially less desirable due to changes in technology, market demand or market expectations or their carrying values become excessive due to the condition of the rig, cold stacking the rig, the expectation of cold stacking the rig in the near future, contracted backlog of less than one year for a rig, a decision to retire or scrap the rig, or spending in excess of budget on a newbuild, construction project, reactivation or major rig upgrade. We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment, reflecting management’s assumptions and estimates regarding the appropriate risk-adjusted dayrate by rig, future industry conditions and operations and other factors. Asset impairment evaluations are, by their nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets, which could impact the need to record an impairment charge and the amount of any charge taken. From 2012 to the date of this report, we have retired and sold 36 drilling rigs and recorded impairment losses aggregating $2.6 billion. Historically, the longer a drilling rig remains cold stacked, the higher the cost of reactivation and, depending on the age, technological obsolescence and condition of the rig, the lower the likelihood that the rig will be reactivated at a future date. The current oversupply of rigs in our industry, together with the current protracted downturn, heightens the risk of future rig impairments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Property, Plant and Equipment” in Item 7 of this report and Note 4 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

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

Regulatory and Legal Risks

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

In addition, the offshore drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, can be affected by changes in tax and other laws relating to the energy business generally. In early 2021, the newly-elected U.S. President and administration took actions to temporarily suspend the issuance of new oil and gas permits on federal lands and waters in the U.S. for 60 days and signed an executive order directing a pause in new oil and gas leasing on public lands and offshore waters, concurrent with a comprehensive review of the federal oil and gas program. A timeline for the review period has not been specified. We are unable to predict the direct impact of these measures, but such measures could materially adversely impact domestic drilling activities should they be prolonged. In addition, the energy sector could be negatively impacted by additional executive orders and suspensions, as the administration focuses on the impact of climate change, targeting a fully clean energy economy and net-zero emissions by 2050.

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

Any future regulations relating to greenhouse gases and climate change could have a negative impact on our business.

Governments around the world are increasingly considering and adopting laws and regulations to address climate change issues. Lawmakers and regulators in the U.S. and other jurisdictions where we operate have focused increasingly on restricting the emission of carbon dioxide, methane and other “greenhouse” gases. This may result in new environmental regulations that may unfavorably impact us, our suppliers and our customers. Moreover, there is increased focus, including by governmental and non-governmental organizations, investors and other stakeholders on these and other sustainability matters. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels. We may be exposed to risks related to new laws, regulations, treaties or international agreements pertaining to climate change, greenhouse gases, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and our drilling services. Governments may also pass laws or regulations incentivizing or mandating the use of alternative energy sources, such as wind power and solar energy, or the phase-out of fossil fuel vehicles, which may reduce demand for oil and natural gas and our drilling services. Such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, or adversely affect the demand for hydrocarbons, which may have a negative impact on our business, and could have a material adverse effect on our operations by limiting drilling opportunities.

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

Our operations outside the U.S. accounted for approximately 54%, 47% and 41% of our total consolidated revenues for 2020, 2019 and 2018, respectively, and include, or have included, operations in South America, Australia and Southeast Asia, Europe and Mexico. Because we operate in various regions throughout the world, we are exposed to a variety of risks inherent in international operations, including risks of war or conflicts; political and economic instability and disruption; civil disturbance; acts of piracy, terrorism or other assaults on property or personnel; corruption; possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism); changes in global monetary and trade policies, laws and regulations; fluctuations in currency exchange rates; restrictions on currency exchange; controls over the repatriation of income or capital; and other risks. We may not have insurance coverage for these risks, or we may not be able to obtain adequate insurance coverage for such events at reasonable rates. Our operations may become restricted, disrupted or prohibited in any country in which any of these risks occur.

On February 1, 2021, Myanmar’s military seized control of the government and reportedly placed the country’s civilian leader under house arrest. Although the United Nations Security Council has declined to issue a statement condemning the coup, the U.S. State Department has concluded that the military takeover in Myanmar constituted a coup d’état. The Ocean Monarch commenced drilling operations offshore Myanmar in December 2020 and is located there as of the date of this report. While we continue to monitor the political environment in Myanmar, the situation there is fluid and the potential impact of the military takeover on our business, including the Ocean Monarch, remains uncertain as of the date of this report. Any loss of property or interruption of our business plans resulting from political instability, civil unrest or changes in law or policy enacted by the military government could have a significant negative impact on our business operations, earnings and cash flow. In addition, we may not have sufficient insurance to cover any loss of property or other claims resulting from these risks.

On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as Brexit. The U.K. officially left the European Union on January 31, 2020. In December 2020, the U.K. and the European Union announced they had entered into a post-Brexit agreement regarding certain aspects of trade and other strategic and political issues, potentially avoiding some of the anticipated disruption of a no-deal Brexit. The impact of Brexit, the December 2020 post-Brexit agreement between the U.K. and the European Union, and the terms of their post-Brexit relationship not addressed in that agreement, as well as the future relationship between the U.K. and the European Union, remain uncertain for companies that do business in the U.K. and the overall global economy. Approximately 16% of our total revenues for the year ended December 31, 2020 were generated in the U.K. The effects of Brexit and the December 2020 post-Brexit agreement between the U.K. and the European Union, or similar events in other jurisdictions, could depress economic activity or impact global markets, including foreign exchange and securities markets, which may have an adverse impact on our business and operations as a result of changes in currency exchange rates, tariffs, treaties and other regulatory matters.

We are also subject to the following risks in connection with our international operations:

•	kidnapping of personnel;
•	seizure, expropriation, nationalization, deprivation, malicious damage or other loss of possession or use of property or equipment;
•	renegotiation or nullification of existing contracts;

•	disputes and legal proceedings in international jurisdictions;
•	changing social, political and economic conditions;
•	imposition of wage and price controls, trade barriers, export controls or import-export quotas;
•	difficulties in collecting accounts receivable and longer collection periods;
•	fluctuations in currency exchange rates and restrictions on currency exchange;
•	regulatory or financial requirements to comply with foreign bureaucratic actions;
•	restriction or disruption of business activities;
•	limitation of our access to markets for periods of time;
•	travel limitations or operational problems caused by public health threats, including the COVID-19 pandemic, or changes in immigration policies;
•	difficulties in supplying, repairing or replacing equipment or transporting personnel in remote locations;
•	difficulties in obtaining visas or work permits for our employees on a timely basis; and
•	changing taxation policies and confiscatory or discriminatory taxation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease office space in Houston, Texas, where our corporate headquarters are located. Additionally, we lease various office, warehouse and storage facilities in Australia, Brazil, Louisiana, Malaysia, Singapore and the U.K. to support our offshore drilling operations. We own offices and other facilities in New Iberia, Louisiana, Aberdeen, Scotland, Macae, Brazil and Ciudad del Carmen, Mexico.

Item 3. Legal Proceedings.

See information with respect to legal proceedings in Note 11 “Commitments and Contingencies” to our Consolidated Financial Statements in Item 8 of this report. In addition, information related to the Chapter 11 Cases that we filed in the Bankruptcy Court on April 26, 2020 is included in Note 2 “Chapter 11 Proceedings – Chapter 11 Cases” to our Consolidated Financial Statements in Item 8 of this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Since April 28, 2020, our common stock has been quoted on the OTC Pink Open Market under the symbol “DOFSQ.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 4, 2021, there were approximately 113 holders of record of our common stock. This number represents registered stockholders and does not include stockholders who hold their shares through an institution.

Dividend Policy

We have not paid a dividend to stockholders since 2015. Any future dividends will be at the discretion of our Board after taking into account various factors it deems relevant, including our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and contractual obligations. The Board’s dividend policy may change from time to time, but there can be no assurance that we will declare any cash dividends at all or in any particular amounts. Our ability to declare dividends is generally prohibited by our bankruptcy filing.

Cumulative Total Stockholder Return

The following graph shows the cumulative total stockholder return for our common stock, the Standard & Poor's SmallCap 600 Index and the Dow Jones U.S. Oil Equipment & Services index over the five-year period ended December 31, 2020.

Comparison of Five-Year Cumulative Total Return (1)

	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020
Diamond Offshore	$100	84	88	45	34	1
S&P SmallCap 600 Index	$100	126	143	131	161	179
Dow Jones U.S. Oil Equipment & Services	$100	127	106	61	66	40

(1)	Assumes $100 invested on December 31, 2015 in our common stock and the two published indices.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1A, “Risk Factors” and our Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. For a discussion of our financial condition and results of operations for 2019 compared to 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2019 filed with the SEC on February 18, 2020.

We provide contract drilling services to the energy industry around the globe with a fleet of 13 offshore drilling rigs, consisting of four drillships and nine semisubmersible rigs, including two semisubmersible rigs that are cold stacked as of the date of this report. Our current fleet excludes the Ocean America and Ocean Rover, which we are actively marketing for sale. See “– Results of Operations – Impairment of Assets” and Note 4 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

Recent Developments

Since the commencement of the Chapter 11 Cases, we have continued to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee that the Chapter 11 Cases will be completed successfully or in the time frame contemplated by the PSA. The Consenting Stakeholders and we made certain customary commitments to each other, including the Consenting Stakeholders committing to vote to approve the Plan.

Through the financial restructuring contemplated in the PSA and the Plan, we, the Debtors, expect to emerge from the Chapter 11 cases with a capital structure that we expect will position the Debtors for future success in the offshore drilling industry.

The risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our Debt Instruments, and the weak industry conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which contemplate our continuation as a going concern.

For additional information concerning our Chapter 11 Cases, see “– Liquidity and Capital Resources,” “Risk Factors – Risks Related to Our Chapter 11 Cases –” in Item 1A of this report and Note 2 “Chapter 11 Proceedings” and Note 18 “Subsequent Event” to our Consolidated Financial Statements included in Item 8 of this report.

Market Overview

The offshore contract drilling market continues to be severely challenged by an oversupply of rigs and continued depressed commodity prices, leading to a continuation of the prolonged industry downturn, a reduction in the number of drilling projects being sanctioned and increased competition.

The global COVID-19 outbreak and resulting measures to mitigate the spread of the virus, including government-imposed lockdowns, restrictions and travel bans, contributed to a dramatic fall in demand for oil during 2020. The modest success of COVID-19 restrictions and mitigation protocols in slowing the spread of the virus and the recent development and ongoing distribution of vaccines to combat COVID-19 have resulted in the easing of lockdowns and restrictions in some areas, as well as a gradual increase in demand for oil. However, the increase in demand has been tempered by struggling economies in parts of the globe remaining in various stages of lockdown due to a resurgence in COVID-19 cases.

Commodity prices have risen modestly since the start of the second quarter of 2020, primarily due to an agreement reached by the Organization of Petroleum Exporting Countries and other oil producing nations on oil production quotas. The production cuts agreed to in April 2020 were subject to a tapering plan that increased oil production at points during the remainder of 2020 and into 2021. As of the date of this report, the price for Brent crude oil had risen to the $60-per-barrel range, buoyed by optimism resulting from the rollout of COVID-19 vaccines and a January 2021 agreement by Saudi Arabia to reduce oil production to partially offset an increase in Russian production. Despite the modest recovery in commodity price since the first quarter of 2020, some analysts expect downward pressure on oil prices to persist in 2021 due to continuing concerns related to COVID-19 and the uncertain longevity of oil production quotas. Some industry analysts also predict that oil demand recovery/growth will be slowed by increasing fuel efficiency standards and decarbonization efforts. As a result, depressed commodity prices could continue for the foreseeable future.

As a result of low commodity prices and uncertain global demand, many exploration and production companies, including some of our customers, made significant reductions in their capital spending programs in 2020, resulting in the early release of some offshore rigs from drilling programs or termination of contracts. Other drilling programs were paused or put on hold in response to the need for COVID-19 containment. Some industry analysts predict that capital spending programs in 2021 will remain flat or perhaps decline compared to 2020. Given the continued uncertainty around COVID-19 and other macroeconomic factors, many customers have elected to defer previously sanctioned offshore drilling projects, which negatively impacts utilization.

At the end of 2020, based on industry reports, global floater contracted utilization was approximately 60%, with 126 of 212 available rigs contracted. In addition, industry analysts report that 26 floater rigs remain on order, with no floater deliveries having occurred in 2020. Only two of the twelve rigs on order scheduled for delivery in 2021 have been contracted for future work. The remaining rigs on order, none of which are contracted for future work, are scheduled for delivery in 2022 and 2023. Industry analysts also estimate that available rig supply will increase in 2021 as more than 50 of the currently contracted floaters will complete their contracts during the year and be available, increasing competition. To manage supply and reduce expenses in an oversupplied and highly competitive market, drilling contractors retired 24 floaters during 2020 based on industry data. Additionally, during periods of rig oversupply, it is not uncommon for a drilling contractor to elect to forego upcoming special surveys of rigs rolling off contract with no future work, resulting in the cold stacking or ultimate retirement of a rig. Historically, the longer a drilling rig remains cold stacked, the cost of reactivation increases and the likelihood of reactivation decreases.

During 2020, we recognized asset impairments aggregating $842.0 million to write down four semisubmersible rigs to their estimated fair values. If market fundamentals in the offshore oil and gas industry continue to deteriorate or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods. As of the date of this report, we have two cold-stacked semisubmersible rigs, one of which has not been previously impaired. See “– Results of Operations – Impairment of Assets” and Note 4 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

As a result of the continuing protracted industry downturn and these challenges, we are continuing to actively seek ways to drive efficiency, reduce non-productive time and provide technical innovation to our customers. We expect these innovations and efficiencies to result in faster and safer drilling and completion of wells, leading to lower overall well costs to the benefit of our customers.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2021 through 2024.

Contract Drilling Backlog

Contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue to be earned and the actual periods during which revenues will be earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including weather conditions and unscheduled downtime for repairs and maintenance, as well as COVID-19 related delays. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

See “Risk Factors – Risks Related to Our Business and Operations – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue ultimately will be realized” in Item 1A of this report.

The backlog information presented below does not, nor is it intended to, align with the disclosures related to revenue expected to be recognized in the future related to unsatisfied performance obligations, which are presented in Note 3 “Revenue from Contracts with Customers” to our Consolidated Financial Statements in Item 8 of this report. Contract drilling backlog includes only future dayrate revenue as described above, while the disclosure in Note 3 excludes dayrate revenue and only reflects expected future revenue for mobilization, demobilization and capital modifications to our rigs, which are related to non-distinct promises within our signed contracts.

The following table reflects our contract drilling backlog attributable to future operations as of January 1, 2021 (based on information available at that time), October 1, 2020 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020), and January 1, 2020 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2019) (in millions).

	January 1, 2021(1)	October 1, 2020(1)	January 1, 2020(1)
Contract Drilling Backlog	$1,187	$1,169	$1,611

(1)

Contract drilling backlog as of January 1, 2021, October 1, 2020 and January 1, 2020 excludes future commitment amounts totaling approximately $75.0 million, $100.0 million and $100.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of our contract drilling backlog by year as of January 1, 2021 (in millions).

	For the Years Ending December 31,
	Total	2021	2022	2023	2024
Contract Drilling Backlog (1)	$1,187	$651	$397	$136	$3

(1)

Contract drilling backlog as of January 1, 2021 excludes future gross margin commitments totaling an aggregate of approximately $75.0 million for the three-year period ending December 31, 2023.  Pursuant to terms of an existing contract, these amounts are payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of such period.

The following table reflects the percentage of rig days committed by year as of January 1, 2021. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2021	2022	2023	2024
Rig Days Committed (1)	73%	40%	10%	0%

(1)

As of January 1, 2021, includes approximately 325 rig days and 65 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the years 2021 and 2022, respectively.

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

Operating income also fluctuates due to varying levels of contract drilling expenses. Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our drilling equipment, which generally are not affected by changes in dayrates and short-term reductions in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or warm-stacked state with a full crew. In addition, when a rig is idle, we are responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of our customer when a rig is under contract. However, if a rig is expected to be idle for an extended period of time, we may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income. The cost of cold stacking a rig can vary depending on the type of rig. The cost of cold stacking a drillship, for example, is typically substantially higher than the cost of cold stacking an older floater rig.

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

Restructuring Costs. During 2020, we incurred $60.9 million in incremental professional fees for attorneys, financial advisors and other professionals related to the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters, and in connection with the Chapter 11 Cases. We expect to incur incremental costs of approximately $70 million during 2021 for similar professionals and services. See “– Results of Operations – Restructuring and Separation Costs” and “– Results of Operations – Reorganization items, net.”

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

In addition, the Ocean Monarch was previously expected to commence drilling operations in Myanmar in late March 2020.  As a result of the COVID-19 pandemic and restrictions put in place by the Republic of the Union of Myanmar, the start of the drilling contract was delayed until December 2020. During the delay, the Ocean Monarch was warm stacked in Johor Bahru, Malaysia where it earned a standby rate intended to cover our daily operating costs while waiting to commence its contract. The Ocean Monarch commenced drilling operations in December 2020 and follows enhanced protocols intended to protect the health of the rig crew and prevent a shutdown of rig operations.

During the year ended December 31, 2020, we incurred incremental costs of approximately $12.5 million related to the COVID-19 pandemic. We expect to incur similar types of costs during 2021 but cannot predict the future financial impact of our response to the pandemic nor its duration in this fluid environment. As such, costs may be more than projected, perhaps by a material amount.

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

During 2021, we expect to spend approximately 325 days of planned downtime, including approximately an aggregate 155 days, 95 days and 55 days for mobilization and contract preparation activities for the Ocean BlackRhino, Ocean Courage and Ocean Onyx, respectively.  We also expect to spend approximately 20 days for an intermediate survey for the Ocean Patriot in the first quarter of 2021.  We can provide no assurance as to the exact timing and/or duration of downtime associated with these or other projects. See “ – Contract Drilling Backlog.”

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

Property, Plant and Equipment. We carry our drilling and other property and equipment at cost, less accumulated depreciation. Maintenance and routine repairs are charged to income currently while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset, are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. During the years ended December 31, 2020 and 2019, we capitalized $137.4 million and $343.8 million, respectively, in replacements and betterments of our drilling fleet.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable (such as, but not limited to, cold stacking a rig, the expectation of cold stacking a rig in the near future, contracted backlog of less than one year for a rig, a decision to retire or scrap a rig, or excess spending over budget on a newbuild, construction project, reactivation or major rig upgrade). We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment. Our assumptions and estimates underlying this analysis include the following:

•	dayrate by rig;
•	utilization rate by rig if active, warm-stacked or cold-stacked (expressed as the actual percentage of time per year that the rig would be used at certain dayrates);
•	the per day operating cost for each rig if active, warm-stacked or cold-stacked;
•	the estimated annual cost for rig replacements and/or enhancement programs;
•	the estimated maintenance, inspection or other reactivation costs associated with a rig returning to work;
•	salvage value for each rig; and
•	estimated proceeds that may be received on disposition of each rig.

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

During 2020, we recorded an aggregate impairment charge of $842.0 million relating to four drilling rigs. We did not incur an impairment loss in 2019. See “– Results of Operations – Impairment of Assets” and Note 4 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

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

In several of the international locations in which we operate, certain of our wholly-owned subsidiaries enter into agreements with other of our wholly-owned subsidiaries to provide specialized services and equipment in support of our foreign operations. We apply a transfer pricing methodology to determine the arm’s length amount to be charged for providing the services and equipment and utilize outside consultants to assist us in the development of such transfer pricing methodologies. In most cases, there are alternative transfer pricing methodologies that could be applied to these transactions and, if applied, could result in different chargeable amounts.

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

	Year Ended December 31,
	2020	2019
REVENUE-EARNING DAYS (1)	2,936	3,317
UTILIZATION (2)	59%	56%
AVERAGE DAILY REVENUE (3)	$227,000	$272,600

CONTRACT DRILLING REVENUE	$692,753	$934,934
REVENUE RELATED TO REIMBURSABLE EXPENSES	40,934	45,710
TOTAL REVENUES	$733,687	$980,644
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$618,553	$793,412
REIMBURSABLE EXPENSES	$38,900	$45,016
OPERATING LOSS
Contract drilling services, net	$74,200	$141,522
Reimbursable expenses, net	2,034	694
Depreciation	(320,085)	(355,596)
General and administrative expense	(56,925)	(67,878)
Impairment of assets	(842,016)	—
Restructuring and separation costs	(17,724)	—
Gain (loss) on disposition of assets	7,375	(1,072)
Total Operating Loss	$(1,153,141)	$(282,330)
Other income (expense):
Interest income	484	6,382
Interest expense, net of amounts capitalized	(42,585)	(122,832)
Foreign currency transaction loss	(4,498)	(3,936)
Reorganization items, net	(76,910)	—
Other, net	560	702
Loss before income tax benefit	(1,276,090)	(402,014)
Income tax benefit	21,186	44,800
NET LOSS	$(1,254,904)	$(357,214)

(1)	An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all specified rigs in our fleet (including two cold-stacked floater rigs at both December 31, 2020 and 2019).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the specified rigs in our fleet per R-E day.

2020 Compared to 2019

Contract Drilling Revenue. Contract drilling revenue decreased $242.2 million in 2020 compared to 2019, primarily due to lower average daily revenue earned ($138.3 million) and 381 fewer R-E days ($103.9 million). The decrease in average daily revenue was primarily due to both the Ocean BlackHornet and Ocean BlackLion starting new contracts in 2020 at significantly lower dayrates than the rigs’ previous contracts and the Ocean Monarch earning a reduced standby rate during most of 2020 due to COVID-19 related delays.  R-E days decreased, compared to 2019, primarily due to cold stacking the Ocean Valiant and Ocean GreatWhite (an aggregate 507 fewer R-E days)

and incremental downtime attributable to the warm stacking of rigs between contracts (450 fewer R-E days), partially offset by incremental R-E days for the Ocean Endeavor (180 additional R-E days), which was reactivated for a new contract that commenced during the second quarter of 2019, less downtime for planned shipyard projects and mobilization of rigs (266 additional R-E days) and less unplanned downtime for rig repairs and maintenance (130 additional R-E days). The decline in revenues during 2020 was partially offset by revenue recognized during the first quarter of 2020 related to the reimbursement of withholding taxes related to one of our rigs in Brazil ($8.8 million).

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, decreased $174.9 million during 2020 compared to 2019, primarily due to lower amortization of previously deferred contract preparation and mobilization costs ($73.2 million), primarily related to a 2019 contract in the U.K. for the Ocean GreatWhite and contract completions in 2020, combined with lower costs for repairs, maintenance and inspections ($45.6 million), labor and personnel ($21.3 million), equipment rentals ($6.6 million), the absence of a contingent loss reserve for a non-income tax assessment in 2019 ($7.1 million) and other decreased rig costs ($10.6 million). The overall reduction in rig operating expense during 2020 also reflected a reduction in shorebase and overhead costs related to restructuring efforts ($27.0 million) in 2020. These cost reductions were partially offset by an increase in other rig moving costs, including fuel ($16.5 million).

Depreciation Expense. Depreciation expense for 2020 decreased $35.5 million compared to 2019.  The net reduction in depreciation expense was primarily due to a lower depreciable asset base in 2020 as a result of asset impairments recognized during the first quarter of 2020.

General and Administrative Expense. General and administrative expense decreased $11.0 million during 2020 compared to 2019, primarily due to reduced payroll costs associated with recent restructuring efforts ($3.5 million), lower travel costs due to COVID-19 related restrictions ($1.7 million) and a net decrease in other administrative costs ($5.8 million), including reduced costs associated with our services agreement with Loews Corporation, which was terminated on April 24, 2020.

Impairment of Assets. During the first quarter of 2020, we recognized an aggregate impairment charge of $774.0 million to write down four of our drilling rigs with indicators of impairment to their estimated fair values. We recognized an additional $68.0 million impairment charge during the fourth quarter of 2020, to further write down the carrying value of one rig previously impaired during the first quarter of 2020 based on additional information regarding future opportunities for the rig. See Note 4 “Asset Impairments” and Note 8 “Financial Instruments and Fair Value Disclosures” to our Consolidated Financial Statements in Item 8 of this report.

Restructuring and Separation Costs.  Prior to the Petition Date, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. Also, during 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and reduce operating costs.  As a result of this initiative, we incurred costs of $10.3 million during 2020, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. See Note 14 “Restructuring and Separation Costs” to our Consolidated Financial Statements in Item 8 of this report.

Interest Expense.  Interest expense for 2020 decreased $80.2 million compared to 2019, primarily due to decreased interest recognized on our Senior Notes and Revolving Credit Facility in 2020 as compared to 2019. We ceased accruing interest expense on our senior unsecured debt and borrowings under the Revolving Credit Agreement upon filing the Chapter 11 Cases on April 26, 2020. As a result, we did not record $76.7 million and $21.3 million of contractual interest expense related to our Senior Notes and borrowings drawn in 2020 under our Revolving Credit Agreement, respectively, for 2020.  See Note 2 “Chapter 11 Proceedings” to our Consolidated Financial Statements in Item 8 of this report.

Reorganization Items, net.  We recognized $76.9 million in expenses and other net losses directly related to the Chapter 11 Cases in 2020, primarily consisting of incremental professional fees ($53.5 million) incurred and the write-off of debt issuance costs associated with our Senior Notes ($27.6 million), partially offset by net gains related to vendor settlements and purchase order cancellations ($4.2 million).  See Note 2 “Chapter 11 Proceedings” to our Consolidated Financial Statements in Item 8 of this report.

Income Tax Benefit. We recorded a net income tax benefit of $21.2 million (1.7% effective tax rate) for 2020, compared to an income tax benefit of $44.8 million (11.1% effective tax rate) for 2019. The tax benefit for 2020 included a net tax benefit of $9.7 million due to a partial release of a previously recognized valuation allowance and tax rate change, as a result of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act.  The CARES Act was signed into law on March 27, 2020 and allowed a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years. Income tax benefit for 2019 included a net $14.2 million income tax benefit associated with the reduction in our estimate of our transition tax liability pursuant to final regulations issued by the Internal Revenue Service in June 2019.

Other than these discrete tax amounts, the reduction in the effective tax rate in 2020, compared to 2019, was in large part due to $842.0 million in impairment charges recognized in 2020, with no tax benefit, and incremental valuation allowances recorded in 2020 of $ 69.2 million, compared to $30.7 million in 2019.

Liquidity and Capital Resources

As of January 1, 2021, our contractual backlog was $1.2 billion, of which $0.7 billion is expected to be realized in 2021. At December 31, 2020, we had cash available for current operations of $405.9 million.

The terms of the PSA entered into on January 22, 2021 stipulate that upon emergence from the Chapter 11 Cases, the reorganized Company will enter into new exit financing facilities consisting of:

(a) a $300.0 million to $400.0 million aggregate principal amount first lien, first out exit revolving credit facility (or Exit Revolving Credit Facility), plus a commitment fee of approximately $3.5 million payable in kind in the form of additional drawn commitments under the Exit Revolving Credit Facility, which shall increase both the amount of drawn and total commitments thereunder, in exchange for providing such new money commitments.;

(b) a $100.0 million to $200.0 million aggregate principal amount first lien, last out exit term loan facility; and

(c) $110.0 million aggregate principal amount in first lien, last out exit notes (or Exit Notes) plus $9.9 million aggregate principal amount of additional Exit Notes issued on account of the Commitment Premium (as defined in the Backstop Agreement) payable in kind in the form of additional Exit Notes..

The PSA contemplates that (i) the Exit Revolving Credit Facility will be fully committed, with up to $100.0 million drawn as of the Effective Date, as defined in the Plan included in the PSA, and (ii) $75.0 million of the Exit Notes will be issued and outstanding as of the Effective Date, excluding $9.9 million aggregate principal amount of additional Exit Notes issued on account of the Commitment Premium, while $35.0 million of the Exit Notes will remain fully committed but undrawn as of the Effective Date and will be available through a delayed draw mechanism pursuant to the terms of the Exit Notes.

See Note 18 “Subsequent Event” to our Consolidated Financial Statements in Item 8 of this report.

Although we anticipate that the financial restructuring pursuant to our Chapter 11 Cases will help address our liquidity concerns, uncertainty remains over the Bankruptcy Court's approval and our successful implementation of the Plan and therefore substantial doubt exists as to our ability to continue as a going concern at this time.  Financial information in this report has been prepared on the basis that we will continue as a going concern, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as they come due. Financial information in this report does not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. Such adjustments could be material.  Our long-term liquidity requirements, the adequacy of capital resources and ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until the Plan, or another Chapter 11 plan of reorganization, has been approved by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and could be unable to continue as a going concern and would likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, or seek other financing alternatives.

Our worldwide cash balances are available to finance both our domestic and foreign activities. If and when circumstances require, we expect to record the withholding tax impact associated with the potential distribution of earnings of our foreign subsidiaries; however, we have not provided income tax on the outside basis difference of our international subsidiaries as management does not intend to dispose of these subsidiaries and structuring alternatives exist to mitigate any potential liability should a disposition take place.

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

Sources and Uses of Cash

Our operating activities provided net cash of $8.4 million in 2020. Our other sources of cash during the year were borrowings under the Revolving Credit Agreement ($436.0 million) and proceeds from the sales of the Ocean Confidence ($4.6 million), our corporate headquarters office building in Houston, Texas ($7.5 million) and Trinidad bonds ($5.9 million). See “- Credit Agreements” and Note 5 “Supplemental Financial Information” and Note 10 “Credit Agreements and Senior Notes” to our Consolidated Financial Statements in Item 8 of this report.

We used cash aggregating $189.5 million for capital expenditures during 2020.

Cash Flow from Operations. Cash flow from operations in 2020 decreased $0.7 million compared to 2019, primarily due to lower cash receipts for contract drilling services ($157.2 million), combined with collateral deposits made in support of certain outstanding surety and other bonds and letters of credit ($18.3 million). The reduction in operating cash inflows was partially offset by the favorable effects of lower net cash expenditures for contract drilling, shorebase support and general and administrative costs in 2020 compared to 2019 ($125.4 million) and the receipt of cash income tax refunds, net of payments ($30.6 million) in 2020 compared to net cash taxes paid ($18.8 million) in 2019.

Upgrades and Other Capital Expenditures. As of the date of this report, we expect cash capital expenditures in 2021 to be approximately $120 million to $150 million. Planned spending in 2021 associated with projects under our capital maintenance and replacement programs includes equipment upgrades for the Ocean BlackRhino, Ocean BlackLion and Ocean Courage.

Credit Agreements. Effective March 17, 2020, we terminated our $225.0 million revolving credit agreement, which was scheduled to mature on October 22, 2020.  At the time of termination, there were no borrowings outstanding under the facility. We did not incur any early termination penalties in connection with the termination and wrote off $0.5 million in deferred arrangement fees associated with the facility.

In March 2020, we borrowed $436.0 million under our $950.0 million senior 5-year Revolving Credit Agreement, which we entered into on October 2, 2018. The principal and interest under the Revolving Credit Agreement became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the Revolving Credit Agreement. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Revolving Credit Agreement are subject to the applicable provisions of the Bankruptcy Code. The outstanding borrowings and accrued interest have been presented as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020.

Additionally, as a result of the filing of the Chapter 11 Cases, we received notification on April 28, 2020 that the commitments under our Revolving Credit Agreement had been reduced from $950 million to approximately $442.0 million, representing the amount of borrowings outstanding plus the value of a $6.0 million financial letter of credit, which was issued in January 2020 under the Revolving Credit Agreement in support of a previously issued surety bond.

See Note 10 “Credit Agreements and Senior Notes” to our Consolidated Financial Statements in Item 8 of this report.

Senior Notes. As of December 31, 2020, we had an aggregate $2.0 billion in Senior Notes outstanding with stated maturities at various times beginning in 2023 through 2043.  The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under our Senior Notes. As a result, the principal and accrued interest thereon are immediately due and payable and have been presented as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Senior Notes are subject to the applicable provisions of the Bankruptcy Code.

See Note 10 “Credit Agreements and Senior Notes” to our Consolidated Financial Statements in Item 8 of this report.

Credit Ratings

Following the commencement of the Chapter 11 Cases, Moody’s Investors Service, Inc. and S&P Global Ratings lowered our credit ratings to default status. They subsequently withdrew our issued credit ratings and outlook and have discontinued their rating coverage of the Company.

Contractual Cash Obligations

The following table sets forth our contractual cash obligations at December 31, 2020 (in thousands).

	Payments Due By Period
Contractual Obligations (1)	Total	2021		2022-2023	2024-2025	Thereafter
Senior notes (principal and interest) (2)	$3,726,909	$234,784	(3)	$476,125	$708,875	$2,307,125
Credit facility borrowings (4)	466,365	466,365		—	—	—
Well Control Equipment services agreement	211,162	39,113		78,227	78,334	15,488
Operating leases	181,080	33,320		65,176	60,949	21,635
Total obligations	$4,585,516	$773,582		$619,528	$848,158	$2,344,248
(1)

The above table excludes $55.8 million of total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment as of December 31, 2020. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

(2)

Contractual obligations related to our Senior Notes are presented in the table above in accordance with their stated maturities. However, the filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under our Senior Notes. As a result, the principal and accrued interest thereon are immediately due and payable and have been presented as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020.

(3)

Includes unpaid interest on our Senior Notes through December 31, 2020 of which $45.0 million represents accrued interest recognized prior to the Petition Date and $76.7 million of contractual interest expense relating to the period after the Petition Date, which has not been recorded in our Consolidated Statements of Operations for the year ended December 31, 2020.

(4)

Contractual obligations under our Revolving Credit Agreement include outstanding borrowings in the aggregate amount of $436.0 million and unpaid interest accrued through December 31, 2020, including $2.7 million of accrued interest recognized prior to the Petition Date and $21.3 million of contractual interest expense relating to the period after the Petition Date, which has not been recorded in our Consolidated Statements of Operations for the year ended December 31, 2020. However, the exact amount of interest relating to the period after the Petition Date is subject to final determination in accordance with the Plan.

Pressure Control by the Hour®. In 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly known as Baker Hughes, a GE company), or Baker Hughes, to provide services with respect to certain blowout preventer and related well control equipment, or Well Control Equipment, on our four drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement, we sold the Well Control Equipment on our drillships to a Baker Hughes subsidiary and are leasing it back over separate ten-year operating leases for approximately $26 million per year in the aggregate. Collectively, we refer to the contractual services agreement and corresponding operating lease agreements with the Baker Hughes affiliate as the “PCbtH program.” See Note 11 “Commitments and Contingencies,” Note 12 “Leases and Lease Commitments” and Note 18 “Subsequent Event” to our Consolidated Financial Statements in Item 8 of this report.

Except for our contractual requirements under the PCbtH program discussed above, we had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2020, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments - Letters of Credit

We were contingently liable as of December 31, 2020 in the amount of $32.5 million under certain tax, performance, supersedeas, VAT and customs bonds and letters of credit. Agreements relating to approximately $24.2 million of customs, tax, VAT and supersedeas bonds can require collateral at any time, while the remaining agreements, aggregating $8.3 million, cannot require collateral except in events of default. During the year ended December 31, 2020, a $6.0 million financial letter of credit was issued on our behalf as collateral in support of our outstanding surety bonds. The financial letter of credit was drawn on by the beneficiary in January 2021 and was converted to an adjusted base rate loan under our Revolving Credit Agreement. During 2020, we also made cash collateral deposits of $17.5 million with respect to other bonds and letters of credit, which are recorded in “Other assets” in our Consolidated Balance Sheets at December 31, 2020. The table below provides a list of these obligations in U.S. dollar equivalents and their time to expiration (in thousands).

		For the Years Ending December 31,
	Total	2021	2022
Other Commercial Commitments
Tax bonds	$15,172	$2,512	$12,660
Performance bonds	7,100	7,100	—
Collateral letter of credit	6,034	6,034	—
Supersedeas bonds	2,600	2,600	—
Customs bonds	1,512	1,512	—
Other	97	—	97
Total obligations	$32,515	$19,758	$12,757

Off-Balance Sheet Arrangements

At December 31, 2020 and 2019, we had no off-balance sheet debt or other off-balance sheet arrangements.

Other

Operations Outside the U.S. Our operations outside the U.S. accounted for approximately 54%, 47% and 41% of our total consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. See “Risk Factors – Regulatory and Legal Risks – Significant portions of our operations are conducted outside the U.S. and involve additional risks not associated with U.S. domestic operations” in Item 1A of this report.

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

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	our ability to continue as a going concern;
•	any potential debt restructuring and refinancing and access to sources of liquidity, including the PSA and the restructuring and new exit financing facilities contemplated by the PSA;
•

our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession and the outcomes of Bankruptcy Court rulings or the Plan and the Chapter 11 Cases in general;

•	delays in the Chapter 11 Cases;
•

our ability to confirm and consummate the Plan or any other plan of reorganization that restructures our debt obligations to address our liquidity issues and allows emergence from the Chapter 11 Cases;

•

the effects of the Chapter 11 Cases on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

•	the effects of the Chapter 11 Cases on the Company and its subsidiaries and on the interests of various constituents, including holders of our common stock and debt instruments;
•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases;
•

increased advisory costs to execute the Plan or any other plan of reorganization and increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	restrictions imposed on us by the Bankruptcy Court;
•	the impact of the delisting of our common stock by the New York Stock Exchange on the liquidity and market price of our common stock;
•	market conditions and the effect of such conditions on our future results of operations;
•	sources and uses of and requirements for financial resources and sources of liquidity;
•	customer spending programs;
•	business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;
•	contractual obligations and future contract negotiations;
•	interest rate and foreign exchange risk;
•	operations outside the United States;

•	business strategy;
•	growth opportunities;
•	competitive position including, without limitation, competitive rigs entering the market;
•	expected financial position;
•	cash flows and contract backlog;
•

future amounts payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract, including the timing and revenue associated therewith;

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;
•	declaration and payment of dividends;
•	financing plans;
•	market outlook;
•	commodity prices;
•	tax planning and effects of the Tax Cuts and Jobs Act and the CARES Act;
•	changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•	debt levels and the impact of changes in the credit markets and credit ratings for us and our debt;
•	budgets for capital and other expenditures;
•

duration and impacts of the COVID-19 pandemic, lockdowns, re-openings and any other related actions taken by businesses and governments that may impact our business, operations, supply chain and personnel, financial condition, results of operations, cash flows and liquidity;

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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, the following:

•	those described under “Risk Factors” in Item 1A;
•	our ability to continue as a going concern;
•	our ability to consummate the Plan and the restructuring and new exit financing facilities contemplated by the PSA;
•	risks that our assumptions and analyses in the Plan or any other plan of reorganization are incorrect;
•	risks associated with third-party motions or objections in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization and restructuring generally;
•	the potential adverse effects of the Chapter 11 Cases on our liquidity, results of operations, access to capital resources or business prospects;
•	our ability to obtain the Bankruptcy Court’s approval with respect to the Plan and other motions or requests made to the Bankruptcy Court in the Chapter 11 Cases;
•

the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for worker absenteeism, facility closures, work slowdowns or stoppages, supply chain disruptions, additional costs and liabilities, delays, our ability to recover costs under contracts, insurance challenges, and potential impacts on access to capital, markets and the fair value of our assets;

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

•	risks of potential contractual liabilities pursuant to our various drilling contracts in effect from time to time;
•	customer or supplier bankruptcy, liquidation or other financial difficulties;
•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;
•	collection of receivables;
•	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
•	risks of war, military operations, other armed hostilities, sabotage, piracy, cyber-attack, terrorist acts and embargoes;
•	changes in offshore drilling technology, which could require significant capital expenditures in order to maintain competitiveness;
•	reallocation of drilling budgets away from offshore drilling in favor of other priorities such as shale or other land-based projects;
•	regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, greenhouse gases, carbon emissions or energy use;
•	compliance with and liability under environmental laws and regulations;
•	uncertainties surrounding deepwater permitting and exploration and development activities;
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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Note 1 “General Information – Changes in Accounting Principles” to our Consolidated Financial Statements in Item 8 of this report.

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at December 31, 2020 and 2019, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results that may occur.

Exposure to market risk is managed and monitored by our senior management. Senior management approves the overall investment strategy that we employ and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to us. We may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation provides the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period. This sensitivity analysis estimates the change in the market value of our interest sensitive liabilities that were held on December 31, 2020 and 2019, due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

Our existing Senior Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. However, changes in market interest rates are reflected in the fair value of the debt. The impact of a 100-basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $5.1 million and $89.7 million as of December 31, 2020 and 2019, respectively. A 100-basis point decrease would result in an increase in market value of $5.4 million and $102.0 million as of December 31, 2020 and 2019, respectively.

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

We are also subject to risk exposure related to the variable interest rates charged on our Revolving Credit Agreement, which are calculated on a base rate as defined therein .

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Diamond Offshore Drilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. (“Debtor-in-Possession”) and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has projected that it will not have sufficient cash on hand or available liquidity to repay its outstanding debt as a result of the voluntary petitions for relief filed under Chapter 11 of the U.S. Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy Proceedings

As discussed in Note 2 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment of Long-Lived Assets – Refer to Notes 1 and 4 to the financial statements.

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

When the Company determines that the carrying value of a drilling rig may not be recoverable, they prepare an undiscounted probability-weighted cash flow analysis to determine if there is a potential impairment. If the carrying value of a drilling rig is not recoverable, it would be impaired to fair value using a discounted probability-weighted cash flow analysis. These analyses utilize certain assumptions for each drilling rig under evaluation and consider multiple probability-weighted utilization and dayrate scenarios.  The Company’s development of the dayrate assumption involves judgments relative to the current and expected market for the drilling rigs and expectations of future oil and gas prices. The drilling and other property and equipment balance was $4.1 billion as of December 31, 2020, and impairment expense of $842.0 million was recorded for the year ended December 31, 2020.

We identified impairment of drilling rigs as a critical audit matter because of the significant judgments made by management to identify indicators of impairment and to prepare probability-weighted cash flow analyses to determine if potential impairments exist and measure fair value. This required a high degree of auditor judgment, including the involvement of fair value specialists, and increased extent of effort related to evaluating indicators of impairment and dayrate used in the undiscounted and discounted probability-weighted cash flow analyses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to (i) the identification of indicators of impairment and (ii) the evaluation of the Company’s undiscounted and discounted probability-weighted cash flow analysis for those drilling rigs with factors that indicated potential impairment included the following, among others:

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

•

With the assistance of our fair value specialists, we evaluated the Company’s undiscounted and discounted probability-weighted cash flow analysis for those drilling rigs with factors that had indicators of potential impairment by:

o

Evaluating the reasonableness of the dayrate assumptions utilized in the Company’s probability-weighted undiscounted and discounted cash flow analyses by evaluating potential drilling rig opportunities and considering industry reports and data.

o

Comparing the assumptions used in the Company’s previous probability-weighted cash flow analyses to the assumptions used in the current probability-weighted cash flow analyses to assess for management bias.

Income Taxes – Refer to Notes 1 and 15 to the financial statements.

Critical Audit Matter Description

The Company accounts for income taxes in accordance with accounting standards that require the recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in the financial statements or tax returns. In each of the tax jurisdictions, the Company recognized a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences and carryforwards. The deferred tax liability balance was $28.3 million as of December 31, 2020 and income tax benefit recorded in 2020 was $21.2 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s application of transfer pricing methodologies, included the following, among others:

•	We evaluated the appropriateness and consistency of management’s methods and assumptions used in the application of its transfer pricing methodology.

•	We involved transfer pricing specialists to evaluate the reasonableness of transfer pricing methodologies utilized by the Company.

•	We tested the accuracy of transfer prices by recalculating the prices in accordance with the chosen methodology.

•

With the assistance of our income tax specialists and audit teams in the local jurisdiction knowledgeable of the tax laws of the applicable country, we evaluated management’s assertions with respect to the Company’s entitlement to the economic benefits associated with the tax positions resulting from the application of transfer pricing methodology.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 10, 2021

We have served as the Company’s auditor since 1989.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$405,869	$156,281
Restricted cash	24,511	—
Accounts receivable	136,222	256,315
Less: allowance for credit losses	(5,562)	(5,459)
Accounts receivable, net	130,660	250,856
Prepaid expenses and other current assets	62,275	68,658
Assets held for sale	2,000	1,000
Total current assets	625,315	476,795
Drilling and other property and equipment, net of accumulated depreciation	4,122,809	5,152,828
Other assets	200,329	204,421
Total assets	$4,948,453	$5,834,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,437	$68,586
Accrued liabilities	140,788	210,780
Taxes payable	27,214	23,228
Total current liabilities	201,439	302,594
Long-term debt	—	1,975,741
Deferred tax liability	28,338	47,528
Other liabilities	117,305	275,971
Commitments and contingencies (Note 11)	—	—
Total liabilities not subject to compromise	347,082	2,601,834
Liabilities subject to compromise	2,618,805	—
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 145,263,865 shares issued and 138,054,311 shares outstanding at December 31, 2020; 144,781,766 shares issued and 137,703,910 shares outstanding at December 31, 2019)	1,453	1,448
Additional paid-in capital	2,029,979	2,024,347
Retained earnings	157,297	1,412,201
Accumulated other comprehensive loss	—	(18)
Treasury stock, at cost (7,209,554 and 7,077,856 shares of common stock at December 31, 2020 and 2019, respectively)	(206,163)	(205,768)
Total stockholders’ equity	1,982,566	3,232,210
Total liabilities and stockholders’ equity	$4,948,453	$5,834,044

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Contract drilling	$692,753	$934,934	$1,059,973
Revenues related to reimbursable expenses	40,934	45,710	23,242
Total revenues	733,687	980,644	1,083,215
Operating expenses:
Contract drilling, excluding depreciation	618,553	793,412	722,834
Reimbursable expenses	38,900	45,016	22,917
Depreciation	320,085	355,596	331,789
General and administrative	56,925	67,878	85,351
Impairment of assets	842,016	—	27,225
Restructuring and separation costs	17,724	—	5,041
(Gain) loss on disposition of assets	(7,375)	1,072	241
Total operating expenses	1,886,828	1,262,974	1,195,398
Operating loss	(1,153,141)	(282,330)	(112,183)
Other income (expense):
Interest income	484	6,382	8,477
Interest expense, net of amounts capitalized (excludes $98,027 of contractual interest expense on debt subject to compromise for the year ended December 31, 2020)	(42,585)	(122,832)	(123,240)
Foreign currency transaction loss	(4,498)	(3,936)	(379)
Reorganization items, net	(76,910)	—	—
Other, net	560	702	700
Loss before income tax benefit	(1,276,090)	(402,014)	(226,625)
Income tax benefit	21,186	44,800	46,353
Net loss	$(1,254,904)	$(357,214)	$(180,272)
Loss per share, Basic and Diluted	$(9.09)	$(2.60)	$(1.31)
Weighted-average shares outstanding, Basic and Diluted	137,996	137,652	137,399

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(1,254,904)	$(357,214)	$(180,272)
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Reclassification adjustment for loss (gain) included in net loss	18	(7)	(6)
Investments in marketable securities:
Unrealized holding gain on investments	—	23	69
Reclassification adjustment for gain included in net loss	—	(55)	(37)
Total other comprehensive gain (loss)	18	(39)	26
Comprehensive loss	$(1,254,886)	$(357,253)	$(180,246)

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
December 31, 2017	144,085,292	$1,441	$2,011,397	$1,964,497	$(5)	6,857,510	$(203,069)	$3,774,261
Impact of change in accounting principle	—	—	—	(14,812)	—	—	—	(14,812)
Adjusted balance at January 1, 2018	144,085,292	$1,441	$2,011,397	$1,949,685	$(5)	6,857,510	$(203,069)	$3,759,449
Net loss	—	—	—	(180,272)	—	—	—	(180,272)
Anti-dilution adjustment	—	—	—	2	—	—	—	2
Stock options exercised	3,773	—	—	—	—	—	—	—
Stock-based compensation, net of tax	294,597	3	6,746	—	—	87,799	(1,301)	5,448
Net loss on derivative financial instruments	—	—	—	—	(6)	—	—	(6)
Net gain on investments	—	—	—	—	32	—	—	32
December 31, 2018	144,383,662	$1,444	$2,018,143	$1,769,415	$21	6,945,309	$(204,370)	$3,584,653
Net loss	—	—	—	(357,214)	—	—	—	(357,214)
Stock-based compensation, net of tax	398,104	4	6,204	—	—	132,547	(1,398)	4,810
Net loss on derivative financial instruments	—	—	—	—	(7)	—	—	(7)
Net loss on investments	—	—	—	—	(32)	—	—	(32)
December 31, 2019	144,781,766	$1,448	$2,024,347	$1,412,201	$(18)	7,077,856	$(205,768)	$3,232,210
Net loss	—	—	—	(1,254,904)	—	—	—	(1,254,904)
Stock-based compensation, net of tax	482,099	5	5,632	—	—	131,698	(395)	5,242
Net gain on derivative financial instruments	—	—	—	—	18	—	—	18
December 31, 2020	145,263,865	$1,453	$2,029,979	$157,297	$—	7,209,554	$(206,163)	$1,982,566

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(1,254,904)	$(357,214)	$(180,272)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	320,085	355,596	331,789
Loss on impairment of assets	842,016	—	27,225
Reorganization items, net	22,106	—	—
(Gain) loss on disposition of assets	(7,375)	1,072	241
Deferred tax provision	(19,228)	(56,908)	(75,993)
Stock-based compensation expense	5,637	6,208	6,749
Contract liabilities, net	8,823	27,578	183
Contract assets, net	3,444	2,625	(6,221)
Deferred contract costs, net	1,960	59,141	22,765
Long-term employee remuneration programs	(4,256)	3,169	547
Noncurrent collateral deposits	(18,262)	—	—
Other assets, noncurrent	(7,950)	52	(1,307)
Other liabilities, noncurrent	(2,279)	6,514	(3,217)
Other	3,321	2,380	2,491
Changes in operating assets and liabilities:
Accounts receivable	114,329	(37,832)	87,970
Prepaid expenses and other current assets	6,334	(1,170)	6,211
Accounts payable and accrued liabilities	(14,143)	3,897	(7,587)
Taxes payable	8,721	(6,019)	20,484
Net cash provided by operating activities	8,379	9,089	232,058
Investing activities:
Capital expenditures	(189,528)	(326,090)	(222,406)
Proceeds from disposition of assets, net of disposal costs	13,333	16,217	70,067
Proceeds from sale of foreign bonds	5,915	—	—
Proceeds from sale and maturities of marketable securities	—	2,300,000	1,600,000
Purchase of marketable securities	—	(1,996,996)	(1,895,997)
Net cash used in investing activities	(170,280)	(6,869)	(448,336)
Financing activities:
Borrowings under credit facility	436,000	—	—
Debt issuance costs and arrangement fees	—	(12)	(5,651)
Other	—	—	(35)
Net cash provided by (used in) financing activities	436,000	(12)	(5,686)
Net change in cash, cash equivalents and restricted cash	274,099	2,208	(221,964)
Cash, cash equivalents and restricted cash, beginning of year	156,281	154,073	376,037
Cash, cash equivalents and restricted cash, end of year	$430,380	$156,281	$154,073

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

Diamond Offshore Drilling, Inc. provides contract drilling services to the energy industry around the globe with a fleet of 13 offshore drilling rigs, consisting of four drillships and nine semisubmersible rigs, including two cold-stacked semisubmersible rigs. Our current fleet excludes two previously impaired rigs, which we expect to sell in the first half of 2021. See Note 8.

Unless the context otherwise requires, references in these Notes to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries. We were incorporated in Delaware in 1989.

As of February 4, 2021, Loews Corporation, or Loews, owned approximately 53% of the outstanding shares of our common stock.

Principles of Consolidation

Our consolidated financial statements include the accounts of Diamond Offshore Drilling, Inc. and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (or U.S.), or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Changes in Accounting Principles

Credit Losses. In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 replaced the incurred loss impairment methodology under previous GAAP and requires entities to measure credit losses of certain financial assets, including trade receivables, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

We adopted ASU 2016-13 and its related amendments, or collectively, CECL, effective January 1, 2020, by recognizing a cumulative-effect adjustment, which was not material, to our Consolidated Financial Statements. CECL has been applied prospectively and therefore prior periods have not been adjusted.  Prior to the adoption of ASU 2016-13, we have historically recorded a provision for bad debts on a case-by-case basis when facts and circumstances indicated that a customer receivable may not be collectible. In establishing these reserves, we considered historical and other factors that predicted collectability of such customer receivables, including write-offs, recoveries and the monitoring of credit quality. Such provision was reported as a component of “Contract drilling, excluding depreciation” in our Consolidated Statements of Operations. See Notes 5 and 8.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which (i) requires lessees to recognize a right of use asset and a lease liability on the balance sheet for most leases, (ii) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards and (iii) requires enhanced disclosure of qualitative and quantitative information about an entity's leasing arrangements.

We adopted ASU 2016-02 effective January 1, 2019 using an optional transition method requiring leases existing at, or entered into after, January 1, 2019 to be recognized and measured under the new accounting standard. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting for leases. In our adoption of ASU 2016-02, we also utilized a transition practical expedient package whereby we did not reassess (i) whether any of our expired or existing contracts contain a lease, (ii) the classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The adoption of this standard resulted in the recording of operating lease assets and offsetting operating lease liabilities of $146.8 million as of January 1, 2019, with no related impact on our annual Consolidated Statement of Stockholders’ Equity. See Note 12.

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

Our adoption of ASU 2014-09 represents a change in accounting principle and therefore, we have recorded the cumulative effect of adopting Topic 606 as an increase to opening retained earnings on January 1, 2018. This adjustment represents an accrual for the earned portion of demobilization revenue expected to be received for contracts not completed as of December 31, 2017, which was not recordable under previous revenue recognition guidance until completion of the demobilization activities. See Note 3.

Cash and Cash Equivalents

We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents.

The effect of exchange rate changes on cash balances held in foreign currencies was not material for the years ended December 31, 2020, 2019 and 2018.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost, less accumulated depreciation. Maintenance and routine repairs are charged to income currently while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. During the years ended December 31, 2020 and 2019, we capitalized $137.4 million and $343.8 million, respectively, in replacements and betterments of our drilling fleet.

Costs incurred for major rig upgrades and/or the construction of rigs are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade or newbuild is completed and the rig is placed in service. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are reported in our Consolidated Statements of Operations as “(Gain) loss on disposition of assets.” Depreciation is recognized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives from the year the asset is placed in service. Drilling rigs and equipment are depreciated over their estimated useful lives ranging from 3 to 30 years.

Impairment of Long-Lived Assets

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable (such as, but not limited to, cold stacking a rig, the expectation of cold stacking a rig in the near term, contracted backlog of less than one year for a rig, a decision to retire or scrap a rig, or excess spending over budget on a newbuild, construction project, reactivation or major rig upgrade). We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment. Our assumptions and estimates underlying this analysis include the following:

•	dayrate by rig;
•	utilization rate by rig if active, warm-stacked or cold-stacked (expressed as the actual percentage of time per year that the rig would be used at certain dayrates);
•	the per day operating cost for each rig if active, warm-stacked or cold-stacked;
•	the estimated annual cost for rig replacements and/or enhancement programs;
•	the estimated maintenance, inspection or other reactivation costs associated with a rig returning to work;
•	salvage value for each rig; and
•	estimated proceeds that may be received on disposition of each rig.

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

Management’s assumptions are necessarily subjective and are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported. Our methodology generally involves the use of significant unobservable inputs, representative of a Level 3 fair value measurement, which may include assumptions related to future dayrate revenue, costs and rig utilization, quotes from rig brokers, the long-term future performance of our rigs and future market conditions. Management’s assumptions involve uncertainties about future demand for our services, dayrates, expenses and other future events, and management’s expectations may not be indicative of future outcomes. Significant unanticipated changes to these assumptions could materially alter our analysis in testing an asset for potential impairment. For example, changes in market conditions that exist at the measurement date or that are projected by management could affect our key assumptions. Other events or circumstances that could affect our assumptions may include, but are not limited to, a further sustained decline in oil and gas prices, cancelations of our drilling contracts or contracts of our competitors, contract modifications, costs to comply with new governmental regulations, capital expenditures required due to advances in offshore drilling technology, growth in the global oversupply of oil and geopolitical events, such as lifting sanctions on oil-producing nations. Should actual market conditions in the future vary significantly from market conditions used in our projections, our assessment of impairment would likely be different. See Note 4.

Fair Value of Financial Instruments

We believe that the carrying amount of our current financial instruments approximates fair value because of the short maturity of these instruments. See Note 8.

Debt Issuance Costs

Deferred costs associated with our credit facilities are presented in “Other assets” in our Consolidated Balance Sheets at December 31, 2020 and 2019 and amortized as interest expense over the respective terms of the credit facilities. During 2018, we paid $5.7 million in debt issuance and arrangement fees in connection with our credit facilities. Deferred costs associated with our senior notes are presented in our Consolidated Balance Sheets at December 31, 2019 as a reduction to the related long-term debt and are amortized over the respective terms of the related debt.

Subsequent to the commencement of bankruptcy proceedings in April 2020, we wrote off $3.9 million in deferred arrangement fees associated with our Revolving Credit Facility (as defined below) and $23.7 million in unamortized discount and debt issuance costs associated with our senior indebtedness during the year ended December 31, 2020 in accordance with FASB Accounting Standards Codification Topic No. 852 – Reorganizations, or ASC 852. The write-off of fees and unamortized discount in 2020 were reported as “Reorganization items, net” in our Consolidated Statements of Operations. See Notes 2 and 10.

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

Comprehensive Loss

Comprehensive (loss) income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive loss for the three years ended December 31, 2020, 2019 and 2018 includes net loss and unrealized holding gains and losses on marketable securities and financial derivatives designated as cash flow accounting hedges.

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

2. Chapter 11 Proceedings

Chapter 11 Cases

On April 26, 2020 (or the Petition Date), Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to, together with the Company, as the Debtors) filed voluntary petitions (or the Chapter 11 Cases) for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code (or the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). The Chapter 11 Cases are jointly administered under the caption In re Diamond Offshore Drilling, Inc., et al., Case No. 20-32307 (DRJ).

The Debtors filed motions with the Bankruptcy Court seeking authorization to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed a variety of motions with the Bankruptcy Court seeking “first day” relief, including authority to continue using their cash management system, pay employee wages and benefits and pay certain vendors and suppliers in the ordinary course of business, or the First Day Motions, all of which were approved.

Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Debtors were authorized to continue to use their unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Debtors’ operations without interruption during the course of their restructuring. Also pursuant to the First Day Motions, the Debtors received the Bankruptcy Court’s authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay prepetition employee wages, salaries, health benefits and other obligations to employees during their restructuring, pay certain claims relating to critical and other vendors, continue their cash management programs and insurance policies and continue to honor their current customer programs. The Debtors are authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

On May 27, 2020, the Bankruptcy Court approved a new key employee retention plan and a new non-executive incentive plan covering certain non-executive key employees.  On June 23, 2020, the Bankruptcy Court approved a key employee incentive plan covering certain additional key employees, including our executive officers. Upon the participating employee’s acceptance of an award under the new compensation plans, all outstanding unvested incentive awards previously granted to the employee under our previously existing incentive plans, consisting of restricted stock units, or RSUs, stock appreciation rights, or SARs, and/or cash incentive awards, were canceled.

As of December 31, 2020, the Debtors had not emerged from bankruptcy.

On January 22, 2021, the Debtors entered into a Plan Support Agreement, or the PSA, among the Debtors, certain holders of the Company’s 5.70% Senior Notes due 2039, 3.45% Senior Notes due 2023, 4.875% Senior Notes due 2043 and 7.875% Senior Notes due 2025 (collectively, the Senior Notes) party thereto (collectively the Consenting Note Holders) and certain holders of claims (collectively, the RCF Claims) under the Company’s $950.0 million syndicated revolving credit facility (or Revolving Credit Agreement). Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and entered into the Commitment Letter (as defined in the PSA) with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy.

See Note 18 for a discussion of the Debtors’ Chapter 11 plan of reorganization attached as an exhibit to the PSA, or the Plan.

Potential Claims

Certain holders of prepetition claims were required to file proofs of claim by August 17, 2020, and applicable governmental entities were required to file proofs of claim by October 23, 2020.  As of February 1, 2021, 866 proofs of claim (or Claims), excluding intercompany obligations, totaling approximately $4.5 billion had been filed with the Bankruptcy Court against the Debtors. In addition, it is possible that claimants will file additional and/or amended Claims in the future, including Claims amended to assign values to Claims originally filed with no designated value.

The Debtors have recorded $2.6 billion of "Liabilities subject to compromise" in their combined condensed financial statements at December 31, 2020. Through the claims resolution process, as set forth in the Plan, we have identified, and we expect to continue to identify, Claims that we believe should be modified or disallowed entirely by the Bankruptcy Court because they are duplicative, have been settled, later amended or superseded, are without merit or are overstated or are not valid liabilities of the Debtors for other reasons. We will file objections with the Bankruptcy Court as necessary for Claims we believe should be disallowed or modified in amount or priority. As is typical in Chapter 11 cases, due to the number of claims filed and other factors, the claims resolution process will continue beyond February 1, 2021.  Due to the uncertainty of estimating certain claims prior to a final order by the Bankruptcy Court, ultimate recoveries on the Claims cannot be fully determined as of December 31, 2020.

Going Concern

During the first quarter of 2020, the business climate in which we operate experienced a significant adverse change, primarily as a result of the market impacts of the oil price war between Saudi Arabia and Russia and regulatory, market and commercial challenges that arose due to the COVID-19 pandemic and efforts to mitigate the spread of the virus, both of which resulted in a dramatic decline in oil prices. As a result of the filing of the Chapter 11 Cases, the principal and interest due under our outstanding Senior Notes and Revolving Credit Agreement became immediately due and payable and have been presented as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020. However, any efforts to enforce such payment obligations with respect to our Senior Notes and Revolving Credit Agreement are automatically stayed as a result of the filing of the Chapter 11 Cases. We have projected that we will not have sufficient cash on hand or available liquidity to repay all such outstanding debt. For the year ended December 31, 2020, we reported a net loss of $1.3 billion, inclusive of a pre-tax $842.0 million impairment charge.

These conditions and events raise substantial doubt as to our ability to continue as a going concern for twelve months after the date our financial statements are issued. Financial information in this report has been prepared on the basis that we will continue as a going concern, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business as they come due. Financial information in this report does not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Our long-term liquidity requirements and the adequacy of capital resources are difficult to predict at this time. Although we anticipate that the financial restructuring pursuant to our Chapter 11 Cases will help address our liquidity concerns, as of December 31, 2020, we did not have a plan of reorganization in place. Although we filed the Plan with the Bankruptcy Court on January 22, 2021, as of the date of this report, the Plan has not yet been approved by the Bankruptcy Court. Additionally, the approval of the Plan, or another Chapter 11 plan of reorganization, is not within our control and uncertainty remains over the Bankruptcy Court's approval of a plan of reorganization. As such, due to the lack of clarity regarding confirmation of the Plan and emergence from bankruptcy, we have concluded that substantial doubt continues to exist about our ability to continue as a going concern.

Chapter 11 Accounting

We have prepared our Consolidated Financial Statements as if we were a going concern and in accordance with ASC 852.

Prepetition Restructuring Charges. We have reported legal and other professional advisor fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, as “Restructuring and separation costs” in our Consolidated Statements of Operations for the year ended December 31, 2020.  See Note 14 for a discussion of other costs included in “Restructuring and separation costs.”

Reorganization Items.  Expenditures, gains and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as “Reorganization items, net” in our Consolidated Statements of Operations for the year ended December 31, 2020. These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases and all adjustments made to the carrying amount of certain prepetition liabilities reflecting claims expected to be allowed by the Bankruptcy Court.

The following table provides information about reorganization items incurred during the year ended December 31, 2020, subsequent to the Petition Date (in thousands):

Year Ended
December 31, 2020
Professional fees	$53,517
Write-off of debt issuance costs	27,552
Net gain on settlement with certain unsecured vendors	(4,159)
Total reorganization items, net	$76,910

Payments of $40.3 million related to professional fees and vendor cancellation costs have been presented as cash outflows from operating activities in our Consolidated Statements of Cash Flows for the year ended December 31, 2020. See Note 5.

Liabilities Subject to Compromise. We have reported prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020. ASC 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court. The amounts currently reported as liabilities subject to compromise are preliminary and may be subject to future adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. These amounts represent our best estimate of allowed claims that will be resolved as part of the bankruptcy proceedings but may be ultimately settled for a lesser amount. We will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise at December 31, 2020 consist of the following (in thousands):

December 31,
2020
Debt subject to compromise:
Borrowings under Revolving Credit Agreement	$436,000
3.45% Senior Notes due 2023	250,000
7.875% Senior Notes due 2025	500,000
5.70% Senior Notes due 2039	500,000
4.875% Senior Notes due 2043	750,000
Lease liabilities	112,646
Accrued interest	47,636
Accounts payable	16,725
Other accrued liabilities	1,302
Other liabilities	4,496
Total liabilities subject to compromise	$2,618,805

Upon filing of the Chapter 11 Cases on April 26, 2020, we ceased accruing interest on our Senior Notes and borrowings under our Revolving Credit Agreement. As a result, we did not record $76.7 million and $21.3 million of contractual interest expense related to our Senior Notes and borrowings under our Revolving Credit Agreement, respectively, for the year ended December 31, 2020. However, the exact amount of interest payable on borrowings under the Revolving Credit Agreement after the Petition Date is subject to final determination in accordance with the Plan.

Debtor Financial Statements.

Condensed combined financial statements of the Debtors are set forth below. These financial statements exclude the financial statements of the non-Debtor subsidiaries. Transactions and balances of receivables and payables between the Debtors have been eliminated in consolidation. Amounts payable to the non-Debtor subsidiaries are reported in the condensed combined balance sheet of the Debtors.

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED BALANCE SHEET

(In thousands)

December 31,
2020
ASSETS
Current assets:
Cash and cash equivalents	$390,407
Restricted cash	24,511
Accounts receivable	123,981
Less: allowance for credit losses	(102)
Accounts receivable, net	123,879
Prepaid expenses and other current assets	50,439
Assets held for sale	1,000
Total current assets	590,236
Drilling and other property and equipment, net of
accumulated depreciation	4,112,527
Investments in non-debtor subsidiaries	2,468,384
Other assets	184,955
Total assets	$7,356,102
LIABILITIES AND DEBTORS’ EQUITY
Current liabilities:
Accounts payable	$30,280
Accrued liabilities	130,133
Taxes payable	25,005
Amounts payable to non-debtor subsidiaries	1,057,913
Total current liabilities	1,243,331
Note payable to non-debtor subsidiary	328,000
Deferred tax liability	11,907
Other liabilities	63,674
Total liabilities not subject to compromise	1,646,912
Liabilities subject to compromise	2,618,805
Total debtors’ equity	3,090,385
Total liabilities and debtors’ equity	$7,356,102

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF OPERATIONS

(In thousands)

Year Ended
December 31,
2020
Revenues:
Contract drilling	$601,354
Revenues related to reimbursable expenses	40,952
Total revenues	642,306
Operating expenses:
Contract drilling, excluding depreciation	538,074
Reimbursable expenses	38,917
Depreciation	319,124
General and administrative	53,039
Impairment of assets	842,016
Restructuring and separation costs	15,634
Gain on disposition of assets	(7,208)
Total operating expenses	1,799,596
Operating loss	(1,157,290)
Other income (expense):
Interest income	466
Interest expense	(50,586)
Foreign currency transaction loss	(1,757)
Reorganization items, net	(76,910)
Other, net	(431)
Loss before income tax benefit	(1,286,508)
Income tax benefit	29,093
Net loss	$(1,257,415)

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(In thousands)

Year Ended
December 31,
2020
Operating activities:
Net loss	$(1,257,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	319,124
Loss on impairment of assets	842,016
Reorganization items, net	22,106
Gain on disposition of assets	(7,208)
Deferred tax provision	(19,467)
Stock-based compensation expense	5,637
Contract liabilities, net	13,238
Contract assets, net	1,337
Deferred contract costs, net	(4,231)
Long-term employee remuneration programs	(3,991)
Noncurrent collateral deposits	(18,262)
Other assets, noncurrent	(7,608)
Other	3,701
Changes in operating assets and liabilities:
Accounts receivable	72,550
Prepaid expenses and other current assets	17,664
Accounts payable and accrued liabilities	(1,713)
Taxes payable	(15,712)
Due to non-debtor subsidiaries	61,697
Net cash provided by operating activities	23,463
Investing activities:
Capital expenditures	(184,101)
Capital contribution to non-debtor subsidiary	(15,661)
Proceeds from disposition of assets, net of disposal costs	13,119
Net cash used in investing activities	(186,643)
Financing activities:
Borrowings under credit facility	436,000
Net cash provided by financing activities	436,000
Net change in cash, cash equivalents and restricted cash	272,820
Cash, cash equivalents and restricted cash, beginning of period	142,098
Cash, cash equivalents and restricted cash, end of period	$414,918

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

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	December 31, 2020	December 31, 2019
Trade receivables	$115,732	$199,572
Current contract assets (1)	2,870	6,314
Noncurrent contract assets (1)	—	—
Current contract liabilities (deferred revenue) (1)	(51,763)	(9,573)
Noncurrent contract liabilities (deferred revenue) (1)	(5,164)	(38,531)
(1)

Contract assets and contract liabilities may reflect balances that have been netted together on a contract basis. Net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, and net noncurrent contract asset and liability balances are included in “Other assets” and “Other liabilities,” respectively, in our Consolidated Balance Sheets as of December 31, 2020 and 2019.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Net Contract Balances
	December 31,
	2020	2019
Contract assets, beginning of period	$6,314	$8,939
Contract liabilities, beginning of period	(48,104)	(20,526)
Net balance at beginning of period	(41,790)	(11,587)
Decrease due to amortization of revenue that was included in the beginning contract liability balance	35,231	6,952
Increase due to cash received, excluding amounts recognized as revenue during the period	(44,081)	(34,529)
Increase due to revenue recognized during the period but contingent on future performance	4,748	3,537
Decrease due to transfer to receivables during the period	(7,466)	(5,119)
Adjustments	(699)	(1,044)
Net balance at end of period	$(54,057)	$(41,790)
Contract assets at end of period	$2,870	$6,314
Contract liabilities at end of period	(56,927)	(48,104)

Deferred Contract Costs

Certain direct and incremental costs incurred for upfront preparation, initial mobilization and modifications of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources that will be used in satisfying our performance obligations in the future and are expected to be recovered. Such costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such deferred contract costs in the amount of $19.8 million and $2.2 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets at December 31, 2020. Deferred contract costs in the amount of $20.0 million and $4.0 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets at December 31, 2019. During the years ended December 31, 2020 and 2019, the amount of amortization of such costs was $22.8 million and $96.0 million, respectively. There was no impairment loss in relation to capitalized costs.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of December 31, 2020 (in thousands):

	For the Years Ending December 31,
	2021	2022	Total
Mobilization and contract preparation revenue	$26,521	$2,614	$29,135
Capital modification revenue	13,906	1,452	15,358
Blended rate and other revenue	14,668	874	15,542
Total	$55,095	$4,940	$60,035

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in Topic 606 and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

4. Asset Impairments

2020 Impairments. As discussed in Note 2, during the first quarter of 2020, the business climate in which we operate experienced a significant adverse change, which resulted in a dramatic decline in oil prices. During the first quarter of 2020, we evaluated five rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the carrying values of four of our drilling rigs were impaired and recorded an aggregate impairment charge of $774.0 million to write down the carrying values of these rigs to their estimated fair values.

During the fourth quarter of 2020, we evaluated three drilling rigs with indicators of impairment, including one rig that was previously impaired in the first quarter of 2020. Based on further diminished business opportunities for the previously impaired rig, we reassessed our business plan and, after consideration of several factors, including the costs of relocating and stacking the rig, concluded that the carrying value of this rig was impaired at December 31, 2020. We recognized an additional impairment charge of $68.0 million to further adjust the carrying value of this rig to its fair value.

With respect to the two other rigs with indicators of impairment at December 31, 2020, we determined that the undiscounted probability-weighted cash flow for each of these rigs was in excess of each rig’s respective carrying value, based on our assumptions and analysis at that time, and concluded that no impairment of these two rigs had occurred at December 31, 2020.

We collectively refer to rigs impaired during the first and fourth quarters of 2020 as the 2020 Impaired Rigs. We estimated the fair values of the 2020 Impaired Rigs using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. Our fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. See Note 8.

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

See Note 1.

5. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following (in thousands):

	December 31,
	2020	2019
Trade receivables	$115,732	$199,572
Value added tax receivables	10,781	17,716
Federal income tax receivable	8,420	38,574
Related party receivables	78	166
Other	1,211	287
	136,222	256,315
Allowance for credit losses	(5,562)	(5,459)
Total	$130,660	$250,856

The allowance for credit losses at December 31, 2020 and 2019 represents our current estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 8 for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred contract costs	$19,808	$20,019
Prepaid taxes	16,112	12,475
Rig spare parts and supplies	12,606	18,250
Current contract assets	2,870	6,314
Prepaid insurance	2,446	2,892
Prepaid legal retainers	2,408	—
Prepaid rig costs	2,317	2,990
Other	3,708	5,718
Total	$62,275	$68,658

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred revenue	$51,763	$9,573
Payroll and benefits	30,296	42,494
Shorebase and administrative costs	17,275	5,275
Rig operating expenses	21,123	37,969
Personal injury and other claims	6,495	7,074
Accrued capital project/upgrade costs	7,075	56,603
Current operating lease liability	5,072	20,030
Interest payable	—	28,234
Other	1,689	3,528
Total	$140,788	$210,780

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	December 31,
	2020	2019	2018
Accrued but unpaid capital expenditures at period end	$7,615	$56,603	$37,234
Common stock withheld for payroll tax obligations (1)	395	1,398	1,301
Cash interest payments	19,843	113,063	113,063
Cash paid for reorganization items, net	40,301	—	—
Cash income taxes paid (refunded), net:
Foreign	11,826	17,821	9,286
U.S. federal	(42,462)	1,001	(7,389)
State	36	(15)	2
(1)

Represents the cost of 131,698, 132,547 and 87,799 shares of common stock withheld to satisfy the payroll tax obligation incurred as a result of the vesting of restricted stock units in 2020, 2019 and 2018, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our Consolidated Balance Sheets at December 31, 2020, 2019 and 2018, respectively.

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

A maximum of 7,500,000 shares of our common stock were initially available for the grant or settlement of awards under the Equity Plan, subject to adjustment for certain business transactions and changes in capital structure. Vesting conditions and other terms and conditions of awards under the Equity Plan are determined by our Board of Directors or the compensation committee of our Board of Directors, subject to the terms of the Equity Plan. RSUs may be issued with performance-vesting or time-vesting features. Except for RSUs issued to our Chief Executive Officer, RSUs are not participating securities, and the holders of such awards have no right to receive regular dividends if or when declared. However, we have not paid a dividend to stockholders since 2015.

Total compensation cost recognized for all awards under the Equity Plan (or its predecessor) for the years ended December 31, 2020, 2019 and 2018 was $5.6 million, $6.2 million and $6.8 million, respectively. Tax benefits recognized for the years ended December 31, 2020, 2019 and 2018 related thereto were $0.2 million, $0.5 million and $0.8 million, respectively. As of December 31, 2020 there was $0.1 million of total unrecognized compensation cost related to non-vested awards under the Equity Plan, which we expect to recognize over a weighted average period of one year.

On May 27, 2020, the Bankruptcy Court approved a new key employee retention plan and a new non-executive incentive plan covering certain non-executive key employees.  On June 23, 2020, the Bankruptcy Court approved a key employee incentive plan covering certain additional key employees, including our executive officers. Upon the participating employee’s acceptance of an award under the new compensation plans, all outstanding unvested incentive awards previously granted to the employee under our previously-existing incentive plans, consisting of RSUs, SARs and/or cash incentive awards, were canceled.

Time-Vesting Awards

SARs. Currently, SARs awarded under the Equity Plan generally vest immediately and expire in ten years. The exercise price per share of SARs awarded under the Equity Plan may not be less than the fair market value of our common stock on the date of grant.

The fair value of SARs granted under the Equity Plan (or its predecessor) during each of the years ended December 31, 2020, 2019 and 2018 was estimated using the Black Scholes pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected life of SARs (in years)	8	7	7
Expected volatility	127.65%	39.35%	32.10%
Risk free interest rate	1.85%	2.11%	2.56%

The expected life of SARs is based on historical data as is the expected volatility. Risk free interest rates are determined using the U.S. Treasury yield curve at time of grant with a term equal to the expected life of the SARs.

A summary of SARs activity under the Equity Plan as of December 31, 2020 and changes during the year then ended is as follows:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Awards outstanding at January 1, 2020	922,230	$50.19
Granted	7,000	$7.13
Cancelled	(160,400)	$56.57
Expired	(156,130)	$66.61
Awards outstanding at December 31, 2020	612,700	$43.84	3.3	$—
Awards exercisable at December 31, 2020	612,700	$43.84	3.3	$—

The weighted-average grant date fair values per share of awards granted during the years ended December 31, 2020, 2019 and 2018 were $6.64, $3.75 and $7.11, respectively. The total intrinsic value of awards exercised during the years ended December 31, 2020, 2019 and 2018 was $0, $0 and $0.1 million, respectively. The total fair value of awards vested during the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.1 million and $0.7 million, respectively.

Restricted Stock Units. RSUs are contractual rights to receive shares of our common stock in the future if the applicable vesting conditions are met. In 2020, 2019 and 2018, we granted an aggregate of 0, 310,700 and 135,759 time-vesting RSUs, respectively. One-half of each annual grant of time-vesting RSUs will vest two years from the date of grant and the remaining 50% will vest three years from the date of grant, conditioned upon continued employment through the applicable vesting date. The fair value of time-vesting RSUs granted under the Equity Plan was estimated based on the fair market value of our common stock on the date of grant.

A summary of activity for time-vesting RSUs under the Equity Plan as of December 31, 2020 and changes during the year then ended is as follows:

	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Nonvested awards at January 1, 2020	533,603	$12.58
Granted	—	$—
Vested	(156,819)	$15.64
Cancelled	(301,816)	$11.26
Forfeited	(63,968)	$11.55
Nonvested awards at December 31, 2020	11,000	$11.49

The total fair value of time-vesting RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $1.9 million and $1.9 million, respectively.

Performance-Vesting Awards

Restricted Stock Units. In 2020, 2019 and 2018, we granted an aggregate of 0, 190,634 and 194,563 performance-vesting RSUs, respectively, which will vest upon achievement of certain performance goals as set forth in the individual award agreements over the three-year performance period beginning on January 1 in the year of grant. The shares of our common stock to be received upon the vesting of the performance-vesting RSUs will be delivered no later than March 15 of the year following completion of the three-year performance period. The fair value of performance-vesting RSUs granted under the Equity Plan to employees was estimated based on the fair market value of our common stock on the date of grant.

A summary of activity for performance-vesting RSUs under the Equity Plan as of December 31, 2020 and changes during the year then ended is as follows:

	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Nonvested awards at January 1, 2020	709,277	$14.41
Granted	—	$—
Vested	(325,280)	$16.61
Cancelled	(346,001)	$12.58
Forfeited	(37,996)	$12.31
Nonvested awards at December 31, 2020	—	$—

The total fair value of performance-vesting RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $2.3 million and $2.5 million, respectively.

7. Loss Per Share

We present basic and diluted loss per share on our Consolidated Statements of Operations. Basic loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We experienced a net loss for each of the years in the three-year period ended December 31, 2020 and therefore, have excluded shares of common stock issuable upon exercise of outstanding stock appreciation rights and vesting of outstanding restricted stock units from the calculation of weighted-average shares because their inclusion would be antidilutive.

The following table sets forth the stock-based awards excluded from the computations of diluted loss per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Employee and director:
SARs	777	982	1,133
RSUs	464	1,205	1,153

8. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At December 31, 2020, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on that credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have one customer for which we have required letters of credit to guarantee $12.8 million of the revenue to be earned pursuant to a contract extension amendment signed during the third quarter of 2020. We have not required any other credit enhancements by our customers or required any to pay for services in advance at December 31, 2020. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At December 31, 2020, $6.1 million in trade receivables were considered past due by 30 days or more, of which $5.5 million were fully reserved for in previous years. The remaining $0.6 million were less than 90 days past due and considered collectible.

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

For purposes of calculating our current estimate of credit losses at January 1, 2020 and December 31, 2020, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period.  Our current estimate of credit losses under CECL was $0.1 million at December 31, 2020, which included the cumulative adjustment recorded for the initial adoption of ASU 2016-13. Due to immateriality, the cumulative adjustment was recorded in “Contract drilling, excluding depreciation” expense in our Consolidated Statements of Operations instead of in opening retained earnings as prescribed in ASU 2016-13. Our total allowance for credit losses was $5.6 million and $5.5 million at December 31, 2020 and 2019, respectively. See Notes 1 and 5.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to four of our drilling rigs, which were measured at fair value on a nonrecurring basis in  2020 and have presented the aggregate loss in “Impairment of assets” in our Consolidated Statements of Operations for the year ended December 31, 2020.

Assets measured at fair value are summarized below (in thousands).

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (1)
Nonrecurring fair value measurements:
Impaired assets (2)	$—	$—	$1,000	$1,000	$842,016

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Recurring fair value measurements:
Money market funds	$135,300	$—	$—	$135,300

(1)

Represents impairment losses of $774.0 million and $68.0 million recognized during the first and fourth quarters of 2020, respectively, related to four semisubmersible rigs which were written down to their estimated fair values. See Note 4.

(2)	Represents the total book value as of December 31, 2020 of one semisubmersible rig, which was written down to its estimated fair value during the fourth quarter of 2020. See Note 4.

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

Our Senior Notes are not measured at fair value; however, under the GAAP fair value hierarchy, our Senior Notes would be considered Level 2 liabilities. The fair value of our Senior Notes was derived using a third-party pricing service at December 31, 2020 and 2019. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our Senior Notes (see Note 10) are shown below (in millions).

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$30.6	$250.0	$212.5	$249.6
7.875% Senior Notes due 2025	61.3	500.0	435.0	497.1
5.70% Senior Notes due 2039	61.2	500.0	292.5	497.3
4.875% Senior Notes due 2043	91.9	750.0	408.8	749.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

9. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	December 31,
	2020	2019
Drilling rigs and equipment	$6,987,630	$8,004,489
Land and buildings	41,072	64,267
Office equipment and other	83,016	92,289
Cost	7,111,718	8,161,045
Less: accumulated depreciation	(2,988,909)	(3,008,217)
Drilling and other property and equipment, net	$4,122,809	$5,152,828

During 2020, we recognized an aggregate pre-tax gain of $7.4 million on the disposal of assets, which included a pre-tax gain on the sale of our corporate headquarters office building in Houston, Texas and the Ocean Confidence of $3.7 million and $3.5 million, respectively. Also, during 2020, we recorded an aggregate impairment charge of $842.0 million, to write down four of our drilling rigs with indicators of impairment to their estimated fair values. See Notes 4 and 8.

During 2020, we transferred the net book value of the Ocean America and Ocean Rover, two previously impaired semisubmersible rigs, to “Assets held for sale” in our Consolidated Balance Sheets at December 31, 2020. We are actively marketing both rigs for sale and expect to sell them in the first half of 2021.

10. Credit Agreements and Senior Notes

Credit Agreements

In March 2020, we terminated our $225.0 million revolving credit agreement, which was scheduled to mature on October 22, 2020.  At December 31, 2019 and the time of termination, there were no borrowings outstanding under the facility. We did not incur any early termination penalties in connection with the termination and wrote off $0.5 million in deferred arrangement fees associated with the facility during the year ended December 31, 2020.

On October 2, 2018, Diamond Offshore Drilling, Inc., or DODI, as the U.S. borrower, and our subsidiary Diamond Foreign Asset Company, or DFAC, as the foreign borrower, entered into our senior 5-year Revolving Credit Agreement with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, for general corporate purposes, including investments, acquisitions and capital expenditures. The maximum amount of borrowings available under the Revolving Credit Agreement was $950.0 million and it provided for a swingline subfacility of $100.0 million and a letter of credit subfacility of $250.0 million. The obligations of DODI and DFAC under the Revolving Credit Agreement are each guaranteed by certain subsidiaries of DODI and DFAC, respectively, and 65% of the equity interest in DFAC is pledged as collateral for the obligations under the Revolving Credit Agreement. The Revolving Credit Agreement was scheduled to mature on October 2, 2023.

In March 2020, we borrowed $436.0 million under the Revolving Credit Agreement.

The filing of the Chapter 11 Cases on April 26, 2020 constituted an event of default under the Revolving Credit Agreement, and the principal and interest on outstanding borrowings thereunder became immediately due and payable. Also, as a result of the filing of the Chapter 11 Cases, we received notification on April 28, 2020 that the commitments under our Revolving Credit Agreement had been reduced from $950 million to approximately $442.0 million, representing the amount of borrowings outstanding plus the value of a $6.0 million financial letter of credit, which was issued in January 2020 under the Revolving Credit Agreement in support of a previously issued surety bond. The outstanding borrowings and accrued interest have been presented as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020. See Note 2.

At December 31, 2020, the outstanding borrowings under the Revolving Credit Agreement of $436.0 million are adjusted base rate loans that bear interest at a rate of 5.25% over the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the daily one-month Eurodollar Rate plus 1.00%. The weighted average interest rate on the combined borrowings at December 31, 2020 was 8.50%. In addition, we had a $6.0 million financial letter of credit outstanding under the Revolving Credit Agreement, which incurs a participation fee of 6.25% per annum. The letter of credit was drawn on by the beneficiary in January 2021 and was converted to an adjusted base rate loan under the Revolving Credit Agreement.

On April 26, 2020, as a result of filing the Chapter 11 Cases, we ceased accruing interest on our borrowings under our Revolving Credit Agreement. As a result, we did not record $21.3 million of contractual interest expense related to outstanding borrowings under our Revolving Credit Agreement for the year ended December 31, 2020. However, the exact amount of interest relating to the period after the Petition Date is subject to final determination in accordance with the Plan. Additionally, we wrote off $3.9 million in deferred arrangement fees associated with the Revolving Credit Agreement during the year ended December 31, 2020.

 Senior Notes

At December 31, 2020, our Senior Notes were comprised of the following debt issues (dollars in millions):

	Aggregate Principal	Stated	Interest Rate at Issuance		Semiannual Interest
Debt Issue	Amount	Maturity Date	Coupon	Effective	Payment Dates
3.45% Senior Notes due 2023	$250.0	November 1, 2023	3.45%	3.50%	May 1 and November 1
7.875% Senior Notes due 2025	$500.0	August 15, 2025	7.875%	8.00%	February 15 and August 15
5.70% Senior Notes due 2039	$500.0	October 15, 2039	5.70%	5.75%	April 15 and October 15
4.875% Senior Notes due 2043	$750.0	November 1, 2043	4.875%	4.89%	May 1 and November 1

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under our Senior Notes. As a result, the principal and accrued interest thereon are immediately due and payable and have been presented as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Senior Notes are subject to the applicable provisions of the Bankruptcy Code.

Upon filing of the Chapter 11 Cases, we ceased accruing interest on our senior unsecured debt. As a result, we did not record $76.7 million of contractual interest expense related to our Senior Notes for the year ended December 31, 2020. In addition, we wrote off $23.7 million in unamortized discount and debt issuance costs associated with the Senior Notes during the year ended December 31, 2020.

At December 31, 2020 and 2019, the carrying value of our Senior Notes, net of unamortized discount and debt issuance costs, was as follows (in thousands):

	December 31,
	2020	2019
3.45% Senior Notes due 2023	$250,000	$248,759
7.875% Senior Notes due 2025	500,000	491,655
5.70% Senior Notes due 2039	500,000	493,316
4.875% Senior Notes due 2043	750,000	742,011
Total Senior Notes, net	$2,000,000	$1,975,741

Senior Notes Due 2025. In August 2017, we issued $500.0 million aggregate principal amount of unsecured 7.875% senior notes due 2025, or 2025 Notes, and received net proceeds of $489.1 million after deduction of underwriter discounts, commissions and expenses. We used the net proceeds from the 2025 Notes, together with cash on hand, to fund the redemption of our previously outstanding 5.875% Senior Notes due 2019. The 2025 Notes are unsecured obligations of DODI, and rank equally in right of payment to all of its existing and future senior indebtedness, and are structurally subordinated to all existing and future obligations of our subsidiaries. We have the right to redeem some or all of the 2025 Notes at any time or from time to time, on at least 15 days but not more than 60 days prior written notice, at the applicable redemption price specified in the governing indenture, plus accrued and unpaid interest to, but excluding, the date of redemption.

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

See Note 18.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for these taxes and the related penalties and interest and, accordingly, have recorded a $13.5 million and $16.1 million liability at December 31, 2020 and 2019, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At December 31, 2020, our estimated liability for personal injury claims was $14.7 million, of which $5.9 million and $8.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2019, our estimated liability for personal injury claims was $17.4 million, of which $6.4 million and $11.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity of personal injuries claimed;
•	significant changes in the volume of personal injury claims;

•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At December 31, 2020, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company), or Baker Hughes, to provide services with respect to certain blowout preventer and related well control equipment, or Well Control Equipment, on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $39 million per year or an estimated $210 million in the aggregate over the remaining term of the agreements. See Note 18.

In addition, we lease Well Control Equipment for our drillships under ten-year operating leases. See Note 12.

Letters of Credit and Other. We were contingently liable as of December 31, 2020 in the amount of $32.5 million under certain tax, performance, supersedeas, VAT and customs bonds and letters of credit. Agreements relating to approximately $24.2 million of customs, tax, VAT and supersedeas bonds can require collateral at any time, while the remaining agreements, aggregating $8.3 million, cannot require collateral except in events of default. During the year ended December 31, 2020, a $6.0 million financial letter of credit was issued on our behalf as collateral in support of our outstanding surety bonds. The letter of credit was drawn on by the beneficiary in January 2021 and was converted to an adjusted base rate loan under our Revolving Credit Agreement.  During 2020, we also made cash collateral deposits of $17.5 million with respect to other bonds and letters of credit, which are recorded in “Other assets” in our Consolidated Balance Sheets at December 31, 2020.

12. Leases and Lease Commitments

Our leasing activities primarily consist of operating leases for our corporate and shorebase offices, office and information technology equipment, employee housing, vehicles, onshore storage yards and certain rig equipment and tools. Our leases have terms ranging from one month to ten years, some of which include options to extend the lease for up to five years and/or to terminate the lease within one year.

In November 2020, we sold our corporate headquarters office building in Houston, Texas for a net pre-tax gain of $3.7 million and entered into a corresponding 3-year leaseback agreement for a portion of the office, which includes an option to terminate after two years.

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

In applying ASU 2016-02, we utilize an exemption for short-term leases whereby we do not record leases with terms of one year or less on the balance sheet. We have also made an accounting policy election not to separate lease components from non-lease components for each of our classes of underlying assets, except for subsea equipment, which includes the Well Control Equipment discussed above. At inception, the consideration for the overall Well Control Equipment arrangement was allocated between the lease and service components based on an estimation of stand-alone selling price of each component, which maximized observable inputs. The costs associated with the service portion of the agreement are accounted for separately from the cost attributable to the equipment leases based on that allocation and thus, are not included in our right-of-use lease asset or lease liability balances. The non-lease components for each of our other classes of assets generally relate to maintenance, monitoring and security services and are not separated from their respective lease components. See Note 11.

The lease term used for calculating our right-of-use assets and lease liabilities is determined by considering the noncancelable lease term, as well as any extension options that we are reasonably certain to exercise. The determination to include option periods is generally made by considering the activity in the region or for the rig corresponding to the respective lease, among other contract-based and market-based factors. We have used our incremental borrowing rate to discount future lease payments as the rate implicit in our leases is not readily determinable.  To arrive at our incremental borrowing rate prior to filing of the Chapter 11 Cases, we considered our unsecured borrowings and then adjusted those rates to assume full collateralization and to factor in the individual lease term and payment structure. The incremental borrowing rate for leases entered or modified in 2020 subsequent to the Petition Date was determined primarily based on secured borrowing rates being negotiated in relation to a pending plan of reorganization.

Components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$35,964	$35,752
Short-term lease cost	832	3,414
Variable lease cost	1,465	504
Total lease cost	$38,261	$39,670

Total operating lease expense for the year ended December 31, 2018 was $30.1 million.

Supplemental information related to leases is as follows (in thousands, except weighted-average data):

	Year Ended December 31,
	2020	2019
Operating cash flows used for operating leases	$35,057	$39,561
Right-of-use assets obtained in exchange for lease liabilities	10,645	26,248
Weighted-average remaining lease term	5.6 years	6.7 years
Weighted-average discount rate	8.94%	8.68%

Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

2021	$33,214
2022	32,918
2023	32,248
2024	31,071
2025	29,879
Thereafter	21,635
Total lease payments	180,965
Less: interest	(39,771)
Total lease liability	$141,194
Amounts recognized in Consolidated Balance Sheets:
Accrued liabilities	$5,072
Other liabilities	23,476
Liabilities subject to compromise	112,646
Total operating lease liability	$141,194

Operating lease assets, including prepaid rent balances related to the Baker Hughes transaction, totaling $154.8 million and $169.2 million are included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

13. Related-Party Transactions

Transactions with Loews. We were party to a services agreement with Loews, or the Services Agreement, pursuant to which Loews performed certain administrative and technical services on our behalf. Such services included internal auditing services and advice and assistance with respect to obtaining insurance. Under the Services Agreement, we were required to reimburse Loews for (i) allocated personnel cost (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and (ii) all out-of-pocket expenses related to the provision of such services. On April 24, 2020, our Services Agreement with Loews was terminated by mutual agreement. We have since retained unrelated third parties to assist us with some of these services, including services related to internal audit functions. We were charged $0.3 million, $0.7 million and $0.6 million by Loews for these support functions related to the years ended December 31, 2020, 2019 and 2018, respectively.

14. Restructuring and Separation Costs

Prepetition Restructuring Charges. We engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to our capital structure, leading to the commencement of the Chapter 11 Cases in the Bankruptcy Court on April 26, 2020. Prior to the Petition Date, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. We have reported these amounts in “Restructuring and separation costs” in our Consolidated Statements of Operations for the year ended December 31, 2020.

Professional fees in connection with the Chapter 11 Cases after the Petition Date are reported in “Reorganization items, net” in our Consolidated Statements of Operations for the year ended December 31, 2020. See Note 2.

Reductions in Force.

2020. In April 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs. During the year ended December 31, 2020, we incurred $10.3 million, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. We have reported these amounts in “Restructuring and separation costs” in our Consolidated Statements of Operations for the year ended December 31, 2020.

2018. In late 2017, in response to a downturn in the offshore drilling market, combined with changes to the size and composition of our drilling fleet since 2015, our management approved and initiated a reduction in workforce at our onshore bases and corporate facilities. During 2018, we incurred $5.0 million in severance and related costs for redundant employees identified in 2018 in connection with the restructuring plan and paid $12.4 million in previously accrued costs. During 2019, all remaining obligations under the restructuring plan were settled.

15. Income Taxes

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

The Chapter 11 Cases may have a material impact on our tax attributes, the full extent of which will not be known until a plan of reorganization is finalized. Cancellation of indebtedness income resulting from the Chapter 11 Cases may reduce our tax attributes including, but not limited to, net operating loss carryforwards, foreign tax credits and depreciable tax basis of our offshore drilling rigs. In addition, the utilization of any remaining tax attributes could potentially be limited in future periods should the plan of reorganization result in an ownership change under Internal Revenue Code Section 382.

Several of our rigs are owned by Swiss branches of entities incorporated in the United Kingdom, or U.K., that have historically been taxed under a special tax regime pursuant to Swiss corporate income tax rules. On September 3, 2019, the Swiss federal government, along with the Canton of Zug, enacted tax legislation, which we refer to as Swiss Tax Reform, effective as of January 1, 2020. Swiss Tax Reform significantly changed Swiss corporate income tax rules by, among other things, abolishing special tax regimes. The legislation also provides transition rules under which companies can maintain their current basis of taxation through January 1, 2022.

The abolition of special tax regimes will require us to determine our Swiss tax liability on a net income basis beginning on January 1, 2022, thus also requiring deferred taxes to be computed on the difference between the Swiss tax basis and U.S. GAAP basis of certain items, including property, plant and equipment. There are still many uncertainties in the application of Swiss Tax Reform, including the values to be used to measure depreciable property. Therefore, we have recorded a $187.0 million net deferred tax asset for the difference in basis of certain of our rigs between Swiss tax and U.S. GAAP, offset, where appropriate, by a reserve for an uncertain tax position. As further clarification is issued by the Swiss tax authorities, deferred tax balances and the reserve for uncertain tax positions may need to be adjusted. The potential changes could have a material effect on our consolidated financial statements.

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

Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, the mix of international tax jurisdictions in which we operate and recognition of valuation allowances for deferred tax assets for which the tax benefits are not likely to be realized. Certain of our rigs are owned and operated, directly or indirectly, by DFAC. Our management has determined that we will no longer permanently reinvest foreign earnings. As of December 31, 2020, we recorded $0.5 million for the withholding income tax impact associated with the potential distribution of DFAC’s earnings. We have not provided income tax on the outside basis difference of our international subsidiaries as management does not intend to dispose of these subsidiaries and structuring alternatives exist to mitigate any potential liability should a disposition take place.

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal – current	$(11,844)	$(13,810)	$20,107
State – current	(12)	19	2
Foreign – current	9,898	25,899	9,531
Total current	(1,958)	12,108	29,640
Federal – deferred	(7,431)	(67,015)	(75,279)
Foreign – deferred	(11,797)	10,107	(714)
Total deferred	(19,228)	(56,908)	(75,993)
Total	$(21,186)	$(44,800)	$(46,353)

The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
(Loss) income before income tax expense:
U.S.	$(336,880)	$(339,072)	$(266,855)
Foreign	(939,210)	(62,942)	40,230
	$(1,276,090)	$(402,014)	$(226,625)
Expected income tax benefit at federal statutory rate	$(267,979)	$(84,423)	$(47,591)
Effect of tax rate changes	(7,003)	(74,168)	1,763
Reorganization items	7,871	—	—
Post-petition interest expense	(16,778)	—	—
Effect of foreign operations	136,262	3,129	15
Valuation allowance	17,331	11,650	11,929
Uncertain tax positions, settlements and adjustments relating to prior years	107,148	96,960	(15,777)
Other	1,962	2,052	3,308
Income tax benefit	$(21,186)	$(44,800)	$(46,353)

Deferred Income Taxes. Significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards, or NOLs	$285,910	$253,973
Foreign tax credits	34,089	43,026
Disallowed interest deduction	66,395	40,777
Worker’s compensation and other current accruals	5,644	6,250
Deferred deductions	7,749	12,345
Deferred revenue	11,240	7,209
Operating lease liability	9,156	5,461
Other	12,967	4,367
Total deferred tax assets	433,150	373,408
Valuation allowance	(203,950)	(186,620)
Net deferred tax assets	229,200	186,788
Deferred tax liabilities:
Property, plant and equipment	(239,576)	(225,643)
Mobilization	(7,422)	(2,245)
Right-of-use assets	(9,603)	(5,461)
Other	(937)	(967)
Total deferred tax liabilities	(257,538)	(234,316)
Net deferred tax liability	$(28,338)	$(47,528)

Net Operating Loss Carryforwards. As of December 31, 2020, we recorded a deferred tax asset of $285.9 million for the benefit of NOL carryforwards, comprised of $217.2 million related to our U.S. losses and $68.7 million related to our international operations. Approximately $215.9 million of this deferred tax asset relates to NOL carryforwards that have an indefinite life. The remaining $70.0 million relates to NOL carryforwards in several of our foreign subsidiaries, as well as in the U.S. Unless utilized, these NOL carryforwards will expire between 2024 and 2038.

Foreign Tax Credits. As of December 31, 2020, we recorded a deferred tax asset of $34.1 million for the benefit of foreign tax credits in the U.S., all of which will expire, unless utilized, between 2024 to 2029.

Valuation Allowances. We record a valuation allowance on a portion of our deferred tax assets not expected to be ultimately realized. During the years ended December 31, 2020, 2019 and 2018, we established valuation allowances related to net operating losses, foreign tax credits and other deferred tax assets of $69.2 million, $30.7 million and $35.2 million, respectively. During the years ended December 31, 2020, 2019 and 2018, we released valuation allowances in various jurisdictions of $51.9 million, $19.0 million and $23.3 million, respectively. The valuation allowance was also reduced by a $6.2 million adjustment to retained earnings at January 1, 2018 in connection with our adoption of ASU 2016-16. See Note 1 “General Information - Changes in Accounting Principles - Income Taxes.”

As of December 31, 2020, valuation allowances aggregating $204.0 million have been recorded for our net operating losses, foreign tax credits and other deferred tax assets for which the tax benefits are not likely to be realized.

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

	For the Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$(118,884)	$(55,943)	$(81,864)
Additions for current year tax positions	(100,780)	(85,970)	(2,906)
Additions for prior year tax positions	(1,559)	(2,113)	(20,943)
Reductions for prior year tax positions	2,944	23,267	49,175
Reductions related to statute of limitation expirations	3,653	1,875	595
Balance, end of period	$(214,626)	$(118,884)	$(55,943)

The addition for current year tax positions in 2020 is due to a change in Switzerland tax legislation enacted in 2019. Due to the uncertainties regarding the application of Swiss Tax Reform, including the values to be used to measure depreciable property, a liability for an uncertain tax position was recorded in the amount of $ 100.8 million in 2020 and $ 86.2 million in 2019. The $23.3 million reduction in 2019 for prior year tax positions is mainly due to reversal of an uncertain tax position recorded for the one-time mandatory repatriation provision of the Tax Reform Act, following final regulations issued by the IRS in June 2019.

The $20.9 million addition for prior year tax positions in 2018 , as well as the $49.2 million reduction for prior year tax positions are all primarily due to uncertainty associated with the enactment of the Tax Reform Act and subsequent clarification issued by the IRS related to the positions in question.

At December 31, 2020, $0.6 million, $193.2 million and $56.3 million of the net liability for uncertain tax positions were reflected in “Other assets,” “Deferred tax liability” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2019, $0.5 million, $91.1 million and $58.3 million of the net liability for uncertain tax positions were reflected in “Other assets,” “Deferred tax liability” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Of the net unrecognized tax benefits at December 31, 2020, 2019 and 2018, $249.0 million, $148.8 million and $81.6 million, respectively, would affect the effective tax rates if recognized.

At December 31, 2020, the amount of accrued interest and penalties related to uncertain tax positions was $6.0 million and $19.0 million, respectively. At December 31, 2019, the amount of accrued interest and penalties related to uncertain tax positions was $4.0 million and $16.5 million, respectively.

Interest expense recognized during the years ended December 31, 2020, 2019 and 2018 related to uncertain tax positions was $1.9 million, $1.0 million and $0.1 million, respectively. Penalties recognized during the years ended December 31, 2020, 2019 and 2018 related to uncertain tax positions were $1.1 million, $0.3 million and $(0.6) million, respectively.

We expect the statute of limitations for the 2015 through 2017 tax years to expire in 2021 for various of our subsidiaries operating in Mexico, Trinidad and the United States. We anticipate that the related unrecognized tax benefit will decrease by $4.5 million at that time.

Tax Returns and Examinations. We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include the year 2000 and the years 2009 to 2019. We are currently under audit in Australia, Brazil, Egypt, Equatorial Guinea, Malaysia, Mexico and Romania. We do not anticipate that any adjustments resulting from the tax audit of any of these years will have a material impact on our consolidated results of operations, financial condition or cash flows.

16. Employee Benefit Plans

Defined Contribution Plans

We maintain defined contribution retirement plans for our U.S., U.K., and third-country national (or TCN) employees. The plan for our U.S. employees, or the 401k Plan, is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing his or her employer to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. During 2020, 2019 and 2018, we matched 100% of the first 5% of each employee’s qualifying annual compensation contributed to the 401k Plan on a pre-tax or Roth elective deferral basis in each respective year. Participants are fully vested in the employer match immediately upon enrollment in the 401k Plan. We ceased matching contributions to the 401k Plan effective November 2020. For the years ended December 31, 2020, 2019 and 2018, our provision for contributions was $6.2 million, $9.1 million and $8.0 million, respectively.

The defined contribution retirement plan for our U.K. employees provides that we make annual contributions in an amount equal to the employee's contributions generally up to a maximum percentage of the employee's defined compensation per year. Our contribution during 2020, 2019 and 2018 for employees working in the U.K. sector of the North Sea was 6% of the employee’s defined compensation. Our provision for contributions was $1.8 million, $2.1 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Effective December 2020, we reduced our matching contribution to 4% of the employee’s defined compensation.

The defined contribution retirement plan for our TCN employees, or International Savings Plan, is similar to the 401k Plan. During 2020, 2019 and 2018, we matched 5% of each employee’s compensation contributed to the International Savings Plan in each respective year. We ceased matching contributions to the International Savings Plan effective November 2020. Our provision for contributions to the plan was $0.2 million in 2020 and $0.4 million in each of the years ended December 31, 2019 and 2018.

Deferred Compensation and Supplemental Executive Retirement Plan

Our Amended and Restated Diamond Offshore Management Company Supplemental Executive Retirement Plan, or Supplemental Plan, provides benefits to a select group of our management or other highly compensated employees to compensate such employees for any portion of the applicable percentage of the base salary contribution and/or matching contribution under the 401k Plan that could not be contributed to that plan because of limitations within the Code. We ceased matching contributions to the Supplemental Plan effective January 2020. Our provision for contributions to the Supplemental Plan for 2020, 2019 and 2018 was $0, $0.1 million and $0.1 million, respectively.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At December 31, 2020, our active drilling rigs were located offshore three countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

The following tables provide information about disaggregated revenue by equipment-type and country (in thousands):

	Year Ended December 31, 2020
	Total Contract Drilling Revenues (1)	Revenues Related to Reimbursable Expenses	Total
United States	$321,150	$13,262	$334,412
Brazil	155,436	(18)	155,418
United Kingdom	112,121	8,929	121,050
Australia	63,876	13,271	77,147
Malaysia (2)	40,170	5,490	45,660
Total	$692,753	$40,934	$733,687

	Year Ended December 31, 2019
	Total Contract Drilling Revenues (1)	Revenues Related to Reimbursable Expenses	Total
United States	$507,759	$7,881	$515,640
Brazil	191,519	83	191,602
United Kingdom	149,724	14,036	163,760
Australia	85,932	23,710	109,642
Total	$934,934	$45,710	$980,644

(1)	Contract drilling revenue for 2020 and 2019 was entirely attributable to our floater rigs (drillships and semisubmersibles).
(2)	Revenue earned by the Ocean Monarch during a standby period in Malaysia while awaiting clearance to begin operations in Myanmar waters.

	Year Ended December 31, 2018
	Floater Rigs	Jack-up Rigs (1)	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$628,574	$8,413	$636,987	$7,436	$644,423
Brazil	170,839	—	170,839	(26)	170,813
United Kingdom	84,749	—	84,749	7,738	92,487
Australia	53,170	—	53,170	7,612	60,782
Malaysia	114,228	—	114,228	(210)	114,018
Other countries (2)	—	—	—	692	692
Total	$1,051,560	$8,413	$1,059,973	$23,242	$1,083,215

(1)	Loss-of-hire insurance proceeds related to early contract terminations for two jack-up rigs that were disposed of in previous years.
(2)	Countries that individually comprise less than 5% of total revenues.

The following table presents the locations of our long-lived tangible assets by country as of December 31, 2020, 2019 and 2018. A substantial portion of our assets is comprised of rigs that are mobile, and therefore asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods and may vary from period to period due to the relocation of rigs. In circumstances where our drilling rigs were in transit at the end of a calendar year, they have been presented in the tables below within the country in which they were expected to operate (in thousands).

	December 31,
	2020 (1)	2019	2018 (1)
Drilling and other property and equipment, net:
United States	$2,162,488	$2,227,934	$2,245,989
International:
Australia	722,389	570,964	242,929
Spain	686,436	—	—
United Kingdom	248,500	1,061,585	1,083,540
Myanmar	207,451	—	—
Brazil	87,543	883,607	923,355
Singapore	5,819	404,420	366,798
Malaysia	29	2,037	318,191
Other countries (2)	2,154	2,281	3,420
	1,960,321	2,924,894	2,938,233
Total	$4,122,809	$5,152,828	$5,184,222

(1)

During 2020 and 2018, we recorded aggregate impairment losses of $842.0 million and $27.2 million, respectively, to write down certain of our drilling rigs and related equipment with indicators of impairment to their estimated recoverable amounts.

(2)	Countries with long-lived assets that individually comprise less than 5% of total drilling and other property and equipment, net of accumulated depreciation.

Major Customers

Our customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from our major customers for the years ended December 31, 2020, 2019 and 2018 that contributed more than 10% of our total revenues are as follows:

	Year Ended December 31,
Customer	2020	2019	2018
Petróleo Brasileiro S.A.	21.2%	19.5%	15.8%
BP	20.6%	3.1%	10.5%
Occidental (formerly Anadarko)	20.1%	20.6%	33.8%
Hess Corporation	10.7%	28.9%	25.0%
Shell	10.1%	5.2%	1.0%

18. Subsequent Event

On January 22, 2021, the Debtors entered into the PSA with certain holders of the Company’s Senior Notes party thereto (collectively, the Consenting Noteholders), and certain holders of the RCF Claims under the Company’s Revolving Credit Agreement (collectively, the Consenting RCF Lenders and, together with the Consenting Noteholders, the Consenting Stakeholders). Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and also entered into the Commitment Letter (as defined below) with certain holders of RCF Claims.

The PSA requires the Consenting Stakeholders to support the proposed financial restructuring (or the Restructuring) of the Debtors consistent with the terms and conditions set forth in the Plan, the Backstop Agreement and the commitment letter for the Exit Revolving Credit Facility, as defined below, (or the Commitment Letter).  The Debtors have agreed to seek approval of the Plan and complete their restructuring efforts.  The PSA also provides for termination by the parties upon the occurrence of certain events.

The PSA and the Plan contemplate a comprehensive deleveraging and restructuring of the Company’s balance sheet.  The Company entered into the PSA with holders of over 70% of each of the Senior Notes and the RCF Claims, with both groups of stakeholders agreeing to provide exit financing. The key terms of the PSA and the Plan include the following:

•	Entrance into new exit financing facilities upon the Debtors’ emergence consisting of the following, which is described further below under “– Exit Facilities”:

(a)  a $300 million to $400 million aggregate principal amount first lien, first out exit revolving credit facility, or the Exit Revolving Credit Facility;

(b) a $100 million to $200 million aggregate principal amount first lien, last out exit term loan facility, or the Exit Term Loan Facility; and

(c)  $110 million aggregate principal amount in first lien, last out exit notes, or the Exit Notes ($75.0 million of which will be issued upon emergence and $35.0 million of which will be available through a delayed draw mechanism, in each case, as more fully described below in “– Exit Facilities”), plus $9.9 million aggregate principal amount of any additional Exit Notes issued on account of the Commitment Premium (as defined in the Backstop Agreement), as more fully described below in“– Exit Facilities”;

•	Equitization of funded debt to the holders of the Senior Notes for their pro rata share of 70% of the reorganized Company’s equity;
•	Payment in full of all other secured and priority claims;
•	Payment in full or reinstatement of all general unsecured claims (including trade creditors);
•	Cancellation of all existing common equity interests; and

•	Adjustment, reinstatement or discharge of intercompany claims at the Debtor’s discretion in consultation with the Ad Hoc Group (as defined in the Plan).

The Plan provides, among other things, that the following holders of claims receive the following recovery on the emergence date (unless such holder agrees to less favorable treatment):

•	Holders of the RCF Claims will be refinanced by the Exit Revolving Credit Facility and the Exit Term Loan Facility, and holders of RCF Claims will receive either:
(a)

if such holder elects to participate in the Exit Revolving Credit Facility, a combination of its pro rata share of approximately $275 million to $280 million in cash (or the RCF Cash Paydown), its pro rata share of up to $100 million of funded loans under the Exit Revolving Credit Facility, and, to the extent its claims are not satisfied in full by such cash payment and funded loans under the Exit Revolving Credit Facility, a pro rata share of the funded loans under the Exit Term Loan Facility; or

(b)

if such holder does not elect to participate in the Exit Revolving Credit Facility, a combination of its pro rata share of the funded loans under the Exit Term Loan Facility and/or cash to the extent the RCF Cash Paydown has not been fully allocated to holders of RCF Claims that elect to participate in the Exit Revolving Credit Facility. The exact amount of the RCF Cash Paydown is subject to finalizing the amount of post-petition interest due to holders of RCF Claims on the emergence date;

•

Holders of Senior Notes will receive their pro rata share of 70% of the reorganized Company’s equity, subject to dilution by the MIP Equity Shares and the New Warrants (each as defined in the Plan). The remaining 30% of the reorganized Company’s newly issued equity will be issued to holders of Senior Notes purchasing or committing to purchase, as applicable, the Exit Notes pursuant to (a) certain private placements (or the Private Placements), set forth in the Backstop Agreement and (b) two fully backstopped rights offerings (or the Rights Offerings), subject to dilution by the MIP Equity Shares and the New Warrants;

•	Holders of general unsecured claims will be paid in full in the ordinary course of business, have their claims reinstated, or otherwise be unimpaired pursuant to the terms of the Plan;
•	The Company’s existing common equity will be cancelled and will be of no further force or effect;
•

Holders of the Company’s existing common equity will receive their pro rata share of the New Warrants, which, in the aggregate, are exercisable into 7% of the reorganized Company’s common equity, subject to dilution by the MIP Equity Shares. The New Warrants will have an exercise period of five years and will include ride-through protection for the duration of their term in the event of a stock-for-stock merger involving the reorganized Company;

•

Eligible holders of the Senior Notes that participate in the Rights Offerings with respect to the Exit Notes will also receive, in consideration for its participation in the Rights Offerings, its pro rata share of 18.75% of the reorganized Company’s newly issued common equity, subject to dilution by the New Warrants and the MIP Equity Shares;

•

Each eligible Consenting Noteholder that is party to the Backstop Agreement, or the Primary Private Placement Investors, that participates in the Private Placements with respect to the Exit Notes will also receive, in consideration for its participation in the Private Placements, its pro rata share of 11.25% of the reorganized Company’s newly issued common equity, subject to dilution by the New Warrants and the MIP Equity Shares.

The PSA contains certain covenants on the part of the Debtors and the Consenting Stakeholders, including that the Consenting Stakeholders shall, among other things, support and take all commercially reasonable actions that are necessary and appropriate to facilitate the confirmation of the Plan and consummation of the Debtors’ restructuring in accordance with the PSA. The PSA further provides that the Consenting Stakeholders shall have the right, but not the obligation, to terminate the PSA upon the occurrence of certain events, including the failure of the Debtors to achieve certain milestones.

The Company is subject to numerous conditions precedent to its emergence from Chapter 11 protection. Such conditions include the completion of restructuring steps described in the PSA and the Plan, the completion of the Exit Revolving Credit Facility and the Exit Term Loan Facility, and the issuance of Exit Notes pursuant to the Rights Offerings Procedures and the Backstop Agreement, among other governmental and court-ordered administrative conditions.

Exit Facilities

As noted above, the PSA contemplates that the reorganized Company will enter into the Exit Revolving Credit Facility, the Exit Term Loan Facility and the Exit Notes upon emergence.

The Exit Revolving Credit Facility will be fully committed, with up to $100 million drawn as of the emergence date. The Exit Revolving Credit Facility will mature in 2026. Interest on the Exit Revolving Credit Facility will accrue at LIBOR + 425 bps and is payable in cash.

In connection with the Exit Revolving Credit Facility, the Debtors have secured commitments from certain holders of RCF Claims pursuant to the Commitment Letter that ensures at least $300 million in aggregate principal amount of the Exit Revolving Credit Facility is fully committed to upon the Debtors’ emergence from the Chapter 11 Cases in accordance with the PSA and the Plan. As consideration for entering into the Commitment Letter and providing such commitments,  the Debtors will pay to the Commitment Parties (as defined in the Commitment Letter) a commitment fee of approximately $3.5 million payable in kind in the form of additional drawn commitments under the Exit Revolving Credit Facility, which shall increase both the amount of drawn and total commitments thereunder, in exchange for providing such new money commitments.

The Exit Term Loan Facility will mature in 2027. At the reorganized Company’s option, interest on the Exit Term Loan Facility will accrue at a cash pay rate of LIBOR + 600 bps, a payment in kind, or PIK, rate of LIBOR + 1000 bps, or a 50/50 combined cash and PIK rate of LIBOR + 800 bps. The Exit Term Loan Facility will rank pari passu with the Exit Notes.

As of the emergence date, $75.0 million of the Exit Notes will be issued and outstanding excluding the $9.9 million of Exit Notes to be issued on account of the Commitment Premium (as defined in the Backstop Agreement), while $35.0 million of the Exit Notes will remain fully committed but undrawn as of the emergence date and will be available through a delayed draw mechanism pursuant to the terms of the Exit Notes (or the Delayed Draw Exit Notes). The reorganized Company will pay a ticking fee of 3% per annum on the aggregate principal amount of any undrawn Delayed Draw Exit Notes, which shall be payable in cash semi-annually in arrears commencing on the date that is six months from the Debtors’ emergence from the Chapter 11 Cases until the earliest of (i) the date of the issuance of the Delayed Draw Exit Notes, (ii) the date that is 24 months prior to the scheduled maturity of the Exit Notes and (iii) the date that the Delayed Draw Subscription Agreement (as defined in the Backstop Agreement) is terminated in accordance with its terms.

The Exit Notes will mature in 2027. At the reorganized Company’s option, interest on the Exit Notes will accrue at a cash pay rate of 9.0%, a PIK rate of 13.0%, or a 50/50 combined cash and PIK rate of 11.0%. The Company may redeem the Exit Notes, in whole or in part, at its option at any time on at least 15 days but not more than 60 days prior written notice at the applicable redemption prices set forth in the relevant indenture, subject to the limitations on the Company’s ability to exercise such redemption contained in the Exit Revolving Credit Facility and the Exit Term Loan Facility.

Backstop Commitments and Rights Offering

In connection with the Exit Notes, the Debtors have secured commitments from certain holders of the Senior Notes pursuant to the Backstop Agreement that ensures the Exit Notes are fully funded or committed to upon the

Debtors’ emergence from the Chapter 11 Cases pursuant to (a) the Private Placements set forth in the Backstop Agreement for Exit Notes in an aggregate principal amount of $41,250,000 and (b)  the Rights Offerings pursuant to which eligible holders of Senior Notes will receive subscription rights to purchase or commit to purchase $68,750,000 of the Exit Notes in accordance with and pursuant to the Plan, subject to the terms and conditions of the Rights Offering Procedures (as defined in the PSA). Any Exit Notes not subscribed to by the eligible holders of Senior Notes in the Rights Offerings will be funded or committed to upon the Debtor’s emergence from the Chapter 11 Cases by the Commitment Parties (as defined in the Backstop Agreement). As consideration for entering into the Backstop Agreement and providing the commitments in the Private Placements and Rights Offerings, the Debtors will pay to the Financing Parties (as defined in the Backstop Agreement) a commitment premium equal to 9.0% of the aggregate amount of commitments provided by the respective Backstop Parties (as defined in the Backstop Agreement) under the Backstop Agreement, payable in kind in the form of additional Exit Notes. Eligible holders of Senior Notes that elect to join the Backstop Agreement are eligible to participate in the Private Placements, but will not receive a pro rata portion of the Commitment Premium.

The Plan, the Rights Offering Procedures, the Backstop Agreement, and the Commitment Letter remain subject to approval by the Bankruptcy Court.  Accordingly, no assurance can be given that the Restructuring described in the PSA and the Plan will be consummated.

Pressure Control by the Hour Contracts

The Debtors will make a determination on whether to assume or reject the PCbtH Contracts (as defined in the Plan) following the conclusion of the PCbtH Litigation (as defined in the Plan), unless the applicable parties are able to reach a consensual resolution prior to the conclusion of the litigation.

Disclosure Statement

On January 22, 2021, the Debtors filed the Plan and a related disclosure statement (or the Disclosure Statement), with the Bankruptcy Court.  On January 23, 2021, the Debtors also filed a motion seeking Bankruptcy Court approval of the Debtors’ Disclosure Statement prepared in connection with soliciting votes to accept the Plan and a separate motion seeking authority to enter into the Backstop Agreement and the Commitment Letter and approval of the procedures to conduct the Rights Offerings.  A hearing on such motions is scheduled for February 26, 2021 at 9:30 a.m. (Central Time) before the Bankruptcy Court.

The foregoing descriptions of the PSA, the Backstop Agreement, and the Commitment Letter do not purport to be complete and are qualified in their entirety by reference to the PSA, including the Backstop Agreement, the Commitment Letter and the other exhibits thereto, a copy of which is filed as Exhibit 10.23 to this report.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2020, our internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers is reported under the caption “Information About Our Executive Officers” in Item 1 of Part I of this report.

Additional information required by this item will be provided in our proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K/A to be filed no later than April 30, 2021.

Item 11. Executive Compensation.

Information required by this item will be provided in our proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K/A to be filed no later than April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be provided in our proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K/A to be filed no later than April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be provided in our proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K/A to be filed no later than April 30, 2021.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be provided in our proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K/A to be filed no later than April 30, 2021.

.

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

10.1+

Amended and Restated Diamond Offshore Management Company Supplemental Executive Retirement Plan effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.2+

Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.3+	Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit B attached to our definitive proxy statement on Schedule 14A filed April 1, 2014).

Exhibit No.	Description
10.4+

Form of Stock Option Certificate for grants to executive officers, other employees and consultants pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2004).

10.5+

Form of Stock Option Certificate for grants to non-employee directors pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 1, 2004).

10.6+

Form of Award Certificate for stock appreciation right grants to the Company’s executive officers, other employees and consultants pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 28, 2006).

10.7+

Form of Award Certificate for stock appreciation right grants to non-employee directors pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.8+

Form of Award Certificate for grants of Performance Restricted Stock Units under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report Form 10-Q for the quarterly period ended March 31, 2014).

10.9+

Specimen Agreement for grants of restricted stock units to officers under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2015).

10.10+

Specimen Agreement for grants of restricted stock units to the Chief Executive Officer under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 30, 2015).

10.11+

Specimen agreement for grants of restricted stock units to executive officers under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 14, 2018).

10.12+

Specimen agreement for grants of restricted stock units to the Chief Executive Officer under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 14, 2018).

10.13+

The Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended June 28, 2018) (incorporated by reference to Exhibit 10.1 to our Quarterly Report Form 10-Q for the quarterly period ended June 30, 2018).

10.14+

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

10.16

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

10.17+

Specimen Cash Incentive Award Agreement for executive officers under the Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended on June 28, 2018) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 20, 2019).

Exhibit No.	Description
10.18+

Specimen Cash Incentive Award Agreement for the Chief Executive Officer under the Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended on June 28, 2018) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 20, 2019).

10.19+

Specimen Restricted Stock Unit Award Agreement for executive officers under the Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 20, 2019).

10.20+

Specimen Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 20, 2019).

10.21+

Employment Agreement, dated as of March 20, 2020, between Diamond Offshore Drilling, Inc. and Marc Edwards (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 23, 2020).

10.22+

Diamond Offshore Drilling, Inc. 2020 Key Employee Incentive Plan, effective as of April 21, 2020, and amended and restated as of June 23, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2020).

10.23

Plan Support Agreement, dated as of January 22, 2021, by and among the Debtors and the Consenting Stakeholders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 25, 2021).

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (set forth on the signature page hereof).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

+	Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2021.

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

Signature	Title	Date

/s/ MARC EDWARDS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 10, 2021
Marc Edwards

/s/ SCOTT KORNBLAU	Senior Vice President and	February 10, 2021
Scott Kornblau	Chief Financial Officer
(Principal Financial Officer)

/s/ DOMINIC A. SAVARINO	Vice President and Chief Accounting & Tax Officer (Principal Accounting Officer)	February 10, 2021
Dominic A. Savarino

/s/ ANATOL FEYGIN	Director	February 10, 2021
Anatol Feygin

/s/ PAUL G. GAFFNEY II	Director	February 10, 2021
Paul G. Gaffney II

/s/ ALAN H. HOWARD	Director	February 10, 2021
Alan H. Howard

/s/ PETER MCTEAGUE	Director	February 10, 2021
Peter McTeague

/s/ KENNETH I. SIEGEL	Director	February 10, 2021
Kenneth I. Siegel

/s/ JAMES S. TISCH	Director	February 10, 2021
James S. Tisch