Form 10-K/A
period 2020-12-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2021-04-30
CIK 949039

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A,
or this Amendment, amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 originally filed by Diamond Offshore Drilling, Inc., a Delaware corporation, with the Securities and Exchange Commission, or SEC, on February 10, 2021, or the Original Filing. Unless the context indicates otherwise, references to “we”, “us”, “our” and the “Company” refer to Diamond Offshore Drilling, Inc. and its subsidiaries. We are filing this Amendment solely to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K
because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020.
This Amendment also amends and restates Item 15 of Part IV of the Original Filing solely to include the filing of new certifications of our Chief Executive Officer and Chief Financial Officer, as Exhibits 31.1 and 31.2, pursuant to Rule
15d-14(a)
of the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not furnishing new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Amendment.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events occurring subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to February 10, 2021.

TABLE OF CONTENTS

Page No.

Cover Page

Explanatory Note

Document Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
EXECUTIVE OFFICERS
Our executive officers are elected annually by our Board of Directors and serve at the discretion of our Board of Directors until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Information with respect to our executive officers is set forth below.

Name	Age as of April 28, 2021	Position
Ronald Woll	53	Interim President and CEO, Executive Vice President and Chief Operating Officer
David L. Roland	59	Senior Vice President, General Counsel and Secretary
Scott L. Kornblau	49	Senior Vice President and Chief Financial Officer
Dominic A. Savarino	51	Vice President and Chief Accounting & Tax Officer
Ronald Woll
has served as our Executive Vice President and Chief Operating Officer since May 2020 and was appointed to also serve as our Interim President and Chief Executive Officer on April 23, 2021 after Marc Edwards retired as director, President and CEO. Mr. Woll previously served as our Executive Vice President and Chief Commercial Officer from January 1, 2019 until April 2020 and as our Senior Vice President and Chief Commercial Officer from June 2014 until December 2018.
David L. Roland
has served as our Senior Vice President, General Counsel and Secretary since September 2014.
Scott L. Kornblau
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
BOARD OF DIRECTORS
Overview of Recent Changes to our Board of Directors and Corporate Governance Structure
On April 26, 2020, we and 14 of our subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). On April 8, 2021, the Bankruptcy Court entered a written order in our chapter 11 reorganization confirming our Joint Plan of Reorganization (which we refer to as our Joint Plan). On April 23, 2021, our Joint Plan became effective and we emerged from bankruptcy. We have continued to operate throughout our chapter 11 reorganization and after our emergence from bankruptcy. Upon our emergence, pursuant to the terms of our Joint Plan, most of our previously outstanding debt and all of our equity interests were canceled or exchanged for newly issued debt and equity securities, including our common stock. For more information, see our filings with the SEC.
Pursuant to the terms of our Joint Plan, effective upon our emergence on April 23, 2021, all of our existing directors other than Marc Edwards resigned from the Board and all Board committees and the following six directors designated by our Ad Hoc Group of Senior Noteholders (as defined in our Joint Plan) were appointed to our Board: Raj Iyer, Neal P. Goldman, John H. Hollowell, Ane Launy, Patrick Carey Lowe and Adam C. Peakes. Also effective on April 23, 2021, Marc Edwards resigned as the President and Chief Executive Officer and as a director of the Company, and Ronald Woll, our Executive Vice President and Chief Operating Officer, was named to also serve as our Interim President and CEO until we appoint a President and CEO. Our Board has determined that each member of the Board satisfies the independence requirements provided for under the rules of the SEC and the New York Stock Exchange (or NYSE). In addition, effective upon our emergence, our Certificate of Incorporation and Bylaws were amended to, among other things, classify our Board into three classes, designated as Class I, Class II and Class III, with one class of directors standing for election each year. The initial Class I directors will serve for a term expiring at our 2022 annual meeting of stockholders; the initial Class II directors will serve for a term expiring at our 2023 annual meeting of stockholders; and the initial Class III directors will serve for a term expiring at our 2024 annual meeting of stockholders. Commencing with the Class I directors at our 2022 annual meeting of stockholders, each designated class of directors will be elected for a three-year term until each respective director’s successor is duly elected and qualified or his or her earlier death, resignation, disqualification or removal. When our new directors were appointed to the Board upon emergence, they were appointed to the following class designations:

Class I Directors	Class II Directors	Class III Directors
John H. Hollowell	Neal P. Goldman	Raj Iyer
Patrick Carey Lowe	Ane Launy
Adam C. Peakes
When we appoint a new CEO, we would anticipate that our new CEO would be elected to serve on our Board of Directors as a Class III Director.
Director Biographies
The biographies of the directors, including their business experience during the past five years and other background information and individual qualifications, attributes and skills, are described below.

Name	Director Class	Position	Age as of April 28, 2021	Director Since
John H. Hollowell	I	Director	63	2021
Patrick Carey Lowe	I	Director	62	2021
Adam C. Peakes	I	Director	48	2021
Neal P. Goldman	II	Director	51	2021
Ane Launy	II	Director	34	2021
Raj Iyer	III	Chairman of the Board	49	2021
Class I Directors – Term Expiring in 2022
John H. Hollowell
retired from Royal Dutch Shell in 2018, where he most recently served as the President and Chief Executive Officer of Shell Midstream Partners, L.P., a NYSE-listed company that owns, operates, develops and acquires pipelines and other midstream and logistics assets. Mr. Hollowell held numerous positions of increasing responsibility during his
38-year
career with Shell, including serving as the Executive Vice President – Deepwater, responsible for Shell’s upstream business in the Gulf of Mexico and Brazil, Vice President – Production for Shell E&P Europe, where he was accountable for Shell’s offshore assets in the United Kingdom, Holland and Norway, and Vice President – Distribution for Shell’s downstream business, responsible for Shell’s fuel storage and distribution business globally. Since 2018, Mr. Hollowell has served on the board of managers for Beacon Offshore Energy, a privately-held independent E&P operator focused on deepwater Gulf of Mexico.
Mr. Hollowell’s extensive background in the global oil and gas industry while at Shell enables him to provide valuable advice to our Board on industry issues and customer perspectives. His broad experience and understanding of the worldwide energy services industry, including offshore exploration, provides additional insight for our Board.
Patrick Carey Lowe
retired as the Executive Vice President and Chief Operating Officer at Valaris plc, an offshore drilling contractor, in December 2019. Mr. Lowe served as Ensco’s Executive Vice President and Chief Operating Officer from 2015 until 2019, when Ensco merged with Rowan and the combined company was renamed Valaris. Mr. Lowe held numerous executive positions at Ensco, including Executive Vice President for investor relations, strategy and human resources, Senior Vice President of the eastern hemisphere; and Senior Vice President of engineering, capital projects and health, safety and the environment. Prior to joining Ensco, Mr. Lowe spent nearly 30 years in operational, engineering, human resources, and general management positions in the oil and gas industry, including general manager and hemisphere manager positions at Occidental Petroleum in Qatar and Latin America. Mr. Lowe began his career with Sedco, a U.S. drilling contractor that later became Sedco Forex under Schlumberger’s ownership.

Mr. Lowe’s
40-year
career in the oil and gas industry and as a former offshore drilling executive enables him to advise our Board on industry issues and perspectives. As a result of his extensive experience in oil and gas executive, corporate development and operational matters, Mr. Lowe is able to provide the Board with expertise in industry corporate leadership, corporate planning and strategic development.
Adam C. Peakes
currently serves as the Executive Vice President and Chief Financial Officer for Merichem Corporation, a privately-held company focused on sulfur removal and spent caustic handling for companies in the midstream and downstream energy sectors. Prior to joining Merichem, Mr. Peakes served as the Senior Vice President and Chief Financial Officer of Noble Corporation, an offshore drilling contractor, from 2017 to 2019. From 2011 to 2016, Mr. Peakes was a Managing Director and Head of Oilfield Services at Tudor, Pickering, Holt & Company, an investment banking firm. Mr. Peakes currently serves on the board of directors of Trecora Resources, a privately-held manufacturer of specialty petrochemical products and provider of custom processing services. From 2020 to March 2021, Mr. Peakes served on the board of directors of Petroserv Marine Inc., an offshore drilling contractor with operations in Brazil, Indonesia and India.
Mr. Peakes’ background as a chief financial officer and his experience in the oilfield services financial sector provides him the necessary skills to lead our Audit Committee. His extensive experience in financial leadership and services, strategic financial management and investment banking enables him to provide our Board with valuable insight and expertise. This experience and knowledge also qualifies him to serve as the financial expert on our Audit Committee.
Class II Incumbent Directors – Term Expiring in 2023
Neal P. Goldman
is currently the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, restructuring, strategic planning and transformations for companies in multiple industries including energy, technology, media, retail, gaming and industrials. Mr. Goldman was a Managing Director at Och Ziff Capital Management, L.P. from 2014 to 2016 and a Founding Partner of Brigade Capital Management, LLC from 2007 to 2012, which he helped build to over $12 billion in assets under management. Mr. Goldman has served on the board of directors as Chairman of the Board of Talos Energy Inc., a NYSE-listed oil and gas company, since 2018 and as a director, Chair of the Compensation Committee and a member of the Nominating and Governance Committee of Weatherford International plc, a publicly-traded oilfield services company, since 2019.
Mr. Goldman has over 25 years of experience in investing and working with companies in a variety of industries to maximize shareholder value. In addition to his current board of director service, Mr. Goldman has served on numerous other public and private company boards throughout his career, including Fairway Markets, Eddie Bauer, Toys R Us, J. Crew, Ultra Petroleum, Ditech Holding, Midstates Petroleum and NII Holdings. Through his extensive board of director experience, Mr. Goldman has developed expertise overseeing public and private companies that have experienced complex corporate governance and financial situations, which enables him to provide us and our Board with strategic direction and operational oversight.
Ane Launy
served as Senior Research Analyst at King Street Capital Management, a private multi-strategy investment fund specialized in performing, distressed, and defaulted credit opportunities, until February 2021. While at King Street Capital, Ms. Launy was responsible for handling and restructuring several investments in the offshore drilling sector. Prior to joining King Street in 2016, Ms. Launy was an Investment Associate at Fir Tree Partners, where she initiated on investments involving equities, high-yield bonds, leveraged loans, and special situations. Ms. Launy began her career at Goldman, Sachs & Co as a Distressed Investing Analyst in the Credit Products Group.
Ms. Launy is a senior investment professional with more than 10 years of experience across investment banking, trading and hedge funds, with a particular focus on distressed companies in the offshore drilling sector. Her professional experience, which has included navigating complex global financial restructurings and process-intensive situations, provides our Board and Audit Committee with valuable insight and expertise.

Class III Incumbent Directors – Term Expiring in 2024
Raj Iyer
has served as our Chairman of the Board since April 23, 2021. Until April 2021, Mr. Iyer served as a Partner and Senior Portfolio Manager at Canyon Partners, a leading alternative investment manager with approximately $25 billion in assets under management. Prior to joining Canyon in 2006, Mr. Iyer worked as a managing director at Colden Capital Management. Mr. Iyer began his career at Morgan Stanley, where he worked on structuring derivative transactions. Mr. Iyer is a Chartered Financial Analyst charter holder.
Mr. Iyer is a senior investment professional with over 20 years of investment experience in complex restructurings and distressed debt in a variety of companies in energy, retail, financial services and other cyclical sectors. He has been deeply involved in the restructuring of the offshore services sector and has significant expertise in assessing balance sheet flexibility, optimizing cost of capital across financing sources and driving value-added returns for all stakeholders through governance and incentive alignment. This experience, combined with his financial and transactional expertise, enables Mr. Iyer to provide effective insight and leadership for our Board.
Board Committees
Our Board of Directors has the following standing committees: Audit Committee, Compensation Committee, and Nominating, Governance and Sustainability Committee. The current members of these standing Board committees are identified below:

Director	Audit Committee	Compensation Committee	Nominating, Governance & Sustainability Committee
Neal P. Goldman	*	Chair	*
John H. Hollowell		*	Chair
Ane Launy	*	*
Patrick Carey Lowe			*
Adam C. Peakes	Chair
Our Audit, Compensation, and Nominating, Governance and Sustainability Committees operate under written charters that describe the functions and responsibilities of each committee. Each charter can be viewed on our website at
www.diamondoffshore.com
in the “Investor Relations” section under “Corporate Governance.” A copy of each charter can also be obtained by writing to us at Diamond Offshore, Attention: Corporate Secretary, P.O. Box 4558, Houston, Texas 77210. The preceding Internet address and all other Internet addresses referenced in this report are for information purposes only and are not intended to be a hyperlink. Accordingly, no information found or provided at such Internet addresses or at our website in general (or at other websites linked to our website) is intended or deemed to be incorporated by reference in this report.
Audit Committee
The primary function of the Audit Committee is to assist our Board of Directors with its responsibility of overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent auditor, the performance of our internal audit function and independent auditor and our systems of disclosure controls and procedures, internal control over financial reporting and compliance with our adopted ethical standards. Our internal audit controls function maintains critical oversight over the key areas of our business and financial processes and controls, and provides reports directly to the Audit Committee. The committee has sole authority to directly appoint, retain, compensate, evaluate and terminate the independent auditor and to approve all engagement fees and terms for the independent auditor. The members of the committee meet regularly with representatives of our independent auditor firm and with our manager of internal audit without the presence of management.
Our Board has determined that each member of the Audit Committee satisfies the independence and other requirements for Audit Committee members provided for under the rules of the SEC and the NYSE. The Board has also determined that Adam C. Peakes qualifies as an “audit committee financial expert” under SEC rules.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES
We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our code can be found on our website at
www.diamondoffshore.com
in the “Investor Relations” section under “Corporate Governance”
and is available in print to any stockholder who requests a copy by writing to our Corporate Secretary. We intend to post any changes to or waivers of our code for our principal executive officer, principal financial officer and principal accounting officer on our website.
In addition, our Board of Directors has adopted written Corporate Governance Guidelines to assist our directors in fulfilling their responsibilities. The guidelines are on our website at
www.diamondoffshore.com
in the “Investor Relations” section under “Corporate Governance” and are available in print to any stockholder who requests a copy from our Corporate Secretary.
Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Introductory note: The following discussion of executive compensation contains descriptions of various employee benefit plans and employment-related agreements. These descriptions are qualified in their entirety by reference to the full text or detailed descriptions of the plans and agreements, which are filed or incorporated by reference as exhibits to this report or filed as an exhibit to a Current Report on Form
8-K
filed with the SEC.
This Compensation Discussion and Analysis describes our executive compensation program for 2020 and explains how our Compensation Committee made its compensation decisions for 2020 for our executive officers identified in the following table, consisting of our former CEO, Marc Edwards (who resigned from our company in connection with our emergence from chapter 11 reorganization on April 23, 2021), Chief Financial Officer (which we refer to as CFO) and three other most highly compensated executive officers as of December 31, 2020. On April 23, 2021, Mr. Woll was appointed to also serve as our Interim President and Chief Executive Officer after Mr. Edwards’ resignation. We refer to the below group of executive officers collectively as our “named executive officers.”

Name	Title
Marc Edwards	Former President and CEO (principal executive officer)
Ronald Woll	Interim President and CEO, Executive Vice President and Chief Operating Officer
Scott L. Kornblau	Senior Vice President and CFO (principal financial officer)
David L. Roland	Senior Vice President, General Counsel and Secretary
Dominic A. Savarino	Vice President and Chief Accounting & Tax Officer
Executive Summary
On April 26, 2020, we and 14 of our subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. On April 8, 2021, the Bankruptcy Court entered a written order in our chapter 11 reorganization confirming our Joint Plan. On April 23, 2021, our Joint Plan became effective and we emerged from bankruptcy. We have continued to operate throughout our chapter 11 reorganization and after our emergence from bankruptcy. Upon our emergence, most of our previously outstanding debt and all of our equity interests were canceled or exchanged for newly issued debt and equity securities, including our common stock. For more information, see our filings with the SEC.

In April 2020, our Board, based on the recommendation of our Compensation Committee and our restructuring compensation advisers and consultant, approved the following actions in connection with our financial restructuring activities:

•
The payout of a pro rata portion of outstanding unvested cash incentive awards, based on completed service and performance achieved as of April 1, 2020 and conditioned on the employee agreeing not to voluntarily leave the company within the next year, which enabled us to terminate our 2018 and 2019 long-term incentive award programs early while aligning, retaining and rewarding our key employees for actual results achieved through April 1, 2020.

•
Adoption of a key employee retention plan (or KERP) and a
non-executive
incentive plan (or NEIP) providing quarterly incentive opportunities for the year-long period from April 1, 2020 through March 31, 2021, for certain non-executive
key employees whose continued dedication and performance was critical to the Company’s operation and success. The KERP and NEIP were approved by the Bankruptcy Court in May 2020. No awards were made to any of the named executive officers during 2020 under the KERP or the NEIP.

•
Adoption of a key employee incentive plan (or KEIP) covering nine executive-level key employees, including the named executive officers, providing quarterly performance-based incentive opportunities for the year-long period from April 1, 2020 through March 31, 2021. The KEIP was approved by the Bankruptcy Court in June 2020.

The KERP, NEIP and KEIP were adopted in lieu of any other long-term incentive award program or annual cash incentive award program for 2020 and were structured so that each plan participant would receive an opportunity to earn a cash incentive at a target amount equal to the sum of the target long-term incentive and annual bonus opportunities that would have otherwise been available for the participating employees for 2020. As a result, no awards were made to employees during 2020 under any incentive plans other than the KERP, NEIP and KEIP, and no awards were made to the named executive officers during 2020 under any incentive plans other than the KEIP. In addition, as a condition to participating in the KERP, NEIP or KEIP, participating employees forfeited all of their outstanding unvested incentive awards previously granted to the employee under our previously-existing employee incentive plans, consisting of restricted stock units (or RSUs), stock appreciation rights (or SARs) and/or cash incentive awards.
Under the KEIP, each of the nine participants was eligible to earn a performance-driven cash incentive payment following the completion of each of the second, third and fourth quarters of 2020 and the first quarter of 2021, depending upon the extent to which certain performance goals had been achieved for each such quarter. The KEIP payout amount for each of these quarters was determined based upon the level of achievement of the following three performance metrics: (i) average contracted rig efficiency, weighted 40%; (ii) lost time incidents, weighted 20%; and (iii) reduction in total consolidated overhead expenses, weighted 40%. The amount of the KEIP payment, if payable, would range from 50% (at threshold level) to 150% (at stretch level) of the target value of a participant’s incentive payment. The KEIP provided for total incentive payments for the named executive officers as follows, assuming target levels of performance were achieved during the KEIP’s one-year
period:

Named Executive Officer	Total KEIP Payments Assuming Achievement of Target Performance Levels ($)
Marc Edwards	5,000,000
Ronald Woll	1,360,940
Scott L. Kornblau	567,500
David L. Roland	602,800
Dominic A. Savarino	525,000
Actual payments under the KEIP for each of the last three calendar quarters of 2020 reflected our company’s performance and level of achievement of our KEIP performance goals during each quarter. Quarterly 2020 KEIP performance results and actual KEIP award payments are discussed further in this report under the heading “Key Employee Incentive Plan
.
”
While the adoption of the KERP, NEIP and KEIP for 2020 in lieu of any other incentive programs for 2020 marked a material change in the structure of our executive compensation program for 2020, the objectives of our executive compensation program did not materially change from 2019 to 2020. The majority of our compensation program continued to be performance-based, at risk and dependent upon our company’s achievement of specific, measurable performance goals.

At our annual meeting of stockholders held in May 2020, after we had initiated our chapter 11 reorganization, our stockholders approved all our director nominees and proposals, including 88% approval of a non-binding
advisory
(say-on-pay)
vote to approve the compensation of our executive officers. After our 2020 annual meeting, our Compensation Committee considered the results of the say-on-pay
vote in its review of our compensation policies. Our general goal since our 2020 annual meeting has been to continue to act consistently with the established practices that were overwhelmingly approved by our stockholders and to take appropriate actions to further link pay and performance when advisable. We believe that we accomplished those goals during 2020, despite the compensation and employee challenges associated with our chapter 11 reorganization.
Beginning in 2014, oil prices declined significantly and have remained volatile, and the offshore drilling market has remained oversupplied with available offshore drilling rigs. These market factors resulted in a sharp decline in the demand for offshore drilling services, including services that we provide, as well as a significant decline in dayrates for contract drilling services. The offshore drilling environment worsened significantly in 2020 because of the
COVID-19
pandemic and a “price war” between Russia and OPEC. Accordingly, since 2015 we have undertaken numerous cost-cutting measures, including substantial reductions-in-force
as well as general freezes on salary increases and new hiring. With the exception of increases related to promotions, base salaries for our named executive officers did not increase in 2020.
Compensation Program Objectives
Through our executive compensation program, we seek to achieve the following general goals:

•
Attract and retain highly qualified and productive executives by striving to provide total compensation generally consistent with compensation paid by other companies in the energy industry (although we did not benchmark our compensation for 2020 to any particular group of companies);

•	Motivate our executives to achieve strong financial and operational performance for our stakeholders;

•	Structure compensation to create meaningful links between company and individual performance and financial rewards; and

•	Limit corporate perquisites.
Historically, we have not relied on formula-driven plans when determining the aggregate amount of compensation for each named executive officer. The primary factor in setting compensation is our evaluation of the individual’s performance in the context of our company’s performance and our compensation objectives, policies and practices. Our Compensation Committee considers individual performance factors, including the committee’s view of the individual’s performance, the responsibilities of the individual’s position and the individual’s contribution to our company and to our financial and operational performance.
Role of Management in Establishing and Awarding Compensation
. On an annual basis, our CEO, with the assistance of our Human Resources department, recommends to the Compensation Committee any proposed incentive awards and increases in base salary for our executive officers other than him. No executive officer is involved in determining any element of his or her own compensation. Our CEO’s recommendations are reviewed with and are acted upon by the committee in accordance with its charter. At least once a year, the committee reviews the compensation of our CEO and considers any necessary adjustments to his compensation level. Mr. Edwards’ annual base salary did not increase after his hire in March 2014.
Internal Pay Equity
. While comparisons to market data can be useful in assessing competitiveness of compensation, we believe that our executive compensation also should be internally consistent. Each year, the Compensation Committee reviews the total compensation paid to our CEO and our other executive officers, which allows a comparison for internal pay equity purposes and allows the committee to analyze both the individual elements of compensation (including the compensation mix) as well as the aggregate amount of compensation.
Market Considerations
. When making compensation decisions, we have also compared the compensation of our executive officers to the compensation paid to executives of comparably-sized
companies engaged in businesses similar to ours (although we do not benchmark our compensation to any particular group of companies). In doing so, we have considered executive compensation surveys, advice of compensation consultants and other information related to compensation levels and practices. We believe, however, that any such comparison should be merely a point of reference and not the determinative factor for our executives’ compensation. The purpose of the comparison is to inform, but not supplant, the analyses of internal pay equity and individual performance that we consider when making compensation decisions. Accordingly, the Compensation Committee has discretion in determining the nature and extent of its use of comparative compensation information.
When reviewing executive compensation, the Compensation Committee may also consider our company’s performance during the person’s tenure and the anticipated level of compensation that would be required to replace the person with someone of comparable experience and skill. In addition to our periodic compensation review, we also regularly monitor market conditions and may adjust compensation levels as necessary to remain competitive and retain valuable employees.
Impact of Chapter 11 and Depressed Market Conditions
Beginning in 2014, oil prices declined significantly and have remained volatile, our oil and gas customers reduced their capital spending and the offshore drilling market has remained oversupplied with available offshore drilling rigs. These market factors resulted in a sharp decline in the demand for offshore drilling services, including services that we provide, as well as a significant decline in dayrates for contract drilling services. The offshore drilling environment worsened significantly in 2020 because of the
COVID-19
pandemic and a “price war” between Russia and OPEC. The decline in demand for contract drilling services and the dayrates for those services has adversely affected our financial condition, results of operations and cash flows and has resulted in a substantial and protracted decline in our stock price, leading to the filing by us and 14 of our subsidiaries of voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas on April 26, 2020. In light of these conditions, our Compensation Committee has continuously re-evaluated
and, as necessary, revised our compensation programs to make the programs more effective and responsive in achieving their intended reward, retention and incentive goals in the depressed market.
Elements of Compensation
In 2020, the principal components of compensation for our named executive officers were:

Base Salary
The position of each of our salaried employees, including our named executive officers, is assigned a salary grade at the commencement of employment. The salary grade, which is reviewed periodically, considers objective criteria relevant to the position, such as the position’s level of financial and operational responsibility and supervisory duties, as well as the education and skills required to perform the functions of the position. Each salary grade has a designated salary range. Within each grade, salaries are determined within the applicable salary range based primarily on subjective factors such as the employee’s contribution to our company and individual performance. On occasion, an employee’s compensation may be fixed at a level above or below the maximum and minimum levels for the employee’s salary grade in response to a subjective determination regarding the employee.
The Compensation Committee recognized that Mr. Edwards’ compensation as CEO should reflect his greater policy- and decision-making authority and his higher level of responsibility with respect to our strategic direction and our financial and operating results. At January 1, 2021, our CEO’s annual base salary was approximately 94% higher than the annual base salary for the next highest-paid named executive officer and approximately 128% higher than the average annual base salary for all other named executive officers.
In typical years, base salaries are reviewed at least annually and may also be adjusted from time to time to realign salaries with external market levels after considering individual responsibilities, performance and contribution to our company, experience, internal pay equity and budgetary issues. Since 2014, however, the depressed offshore drilling market has caused us to undertake numerous cost-cutting measures, including reductions-in-force
and freezes on general salary increases and new hiring. Consistent with those measures, except for increases related to promotions, base salaries for our named executive officers were not increased during 2020.
On May 5, 2020, Dominic A. Savarino was promoted from Vice President and Chief Tax Officer to Vice President and Chief Accounting & Tax Officer, and the Compensation Committee approved a corresponding increase in annual base salary for Mr. Savarino from $375,000 to $400,000, which also prompted the approval of a corresponding increase in the annual base salary of Scott L. Kornblau, the company’s Senior Vice President and Chief Financial Officer, from $410,000 to $435,000.
Key Employee Incentive Plan
In recent years prior to 2020, we adopted annual and long-term incentive award programs intended to promote company performance objectives and to recognize key employees who contributed to the company’s achievements. Our past programs would typically provide the opportunity to earn compensation that would be at-risk
on an annual basis or a longer-term basis and would be contingent on achievement of high individual performance and one or more company financial performance goal(s). Our annual incentive award programs were payable in cash, and our long-term incentive award programs were typically payable in RSUs, SARs and/or cash.
In anticipation of our financial restructuring activities in 2020, in April 2020 our company engaged Alvarez & Marsal North America, LLC, a compensation consulting and financial advisory firm (which we refer to as A&M) to provide financial advice and compensation recommendations for incentivizing and motivating our senior management and key employees to achieve our business objectives and complete a successful restructuring process. Based on that analysis, we determined that a narrowly-tailored cash-based incentive program designed to properly incentivize critical eligible employees was appropriate and would maximize our going-concern value for the benefit of our stakeholders. With the assistance of A&M, our Compensation Committee and Board developed and adopted the KEIP to provide our nine executive-level key employees, including the named executive officers, with performance-based cash incentive opportunities covering the one-year
performance period from April 1, 2020 through March 31, 2021. The KEIP was approved by the Bankruptcy Court and our principal creditors and other stakeholders in June 2020.
The KEIP was adopted in lieu of any other annual or long-term incentive award program for the participants for 2020 and was structured so that each plan participant would receive an opportunity to earn a cash incentive payment at a target amount commensurate with the target annual cash incentive and target long-term incentive opportunities that would have otherwise been available for the participating employees under our historical incentive programs. As a result, no awards were made to the nine participating executives during 2020 under any incentive plans other than the KEIP. In addition, as a condition to participating in the KEIP, participating employees forfeited all of their outstanding unvested incentive awards previously granted to the employee under our previously-existing employee incentive plans, consisting of RSUs, SARs and cash incentive awards.
Under the KEIP, each of the nine participants was eligible to earn a performance-driven cash incentive payment following the completion of each of the second, third and fourth calendar quarters of 2020 and the first calendar quarter of 2021, depending upon the extent to which the KEIP’s performance goals had been achieved for each such quarter. The KEIP payout amount for each of these quarters was determined based upon the level of achievement of the following three performance metrics: (i) average contracted rig efficiency, weighted 40%; (ii) lost time incidents, weighted 20%; and (iii) reduction in total consolidated overhead expenses, weighted 40%. Rig efficiency, which essentially measures how often a rig under contract is earning revenue, incentivizes employees to optimize rig efficiency and maximize our revenue opportunities. Lost time incidents, or LTI, is an industry-recognized safety metric and incentivizes employees to maintain extraordinarily high standards of safety, which is important for our financial performance and ability to continue securing new customer contracts and maintain our contract backlog. Reduction in overhead expense measures our achievements towards cost reduction, which is particularly important in a financial restructuring during a protracted and unprecedented economic downturn. We consulted with our principal creditors regarding the KEIP performance metrics, and the Bankruptcy Court approved the performance metrics along with our KEIP.
The amount of the KEIP payment, if payable, would range from 50% (at threshold level) to 150% (at stretch level) of the target value of a participant’s incentive payment. If the threshold performance level for any given metric was not achieved, no KEIP payment would be earned for that metric for that quarter.
In addition to performance being measured for each quarter, the KEIP contained a catch-up
provision, which provided that performance goals would also be measured cumulatively at the end of the second, third and fourth quarters of the plan, taking into account each such quarter and all preceding quarters. To the extent performance was not achieved at the stretch level for any preceding quarter, a KEIP participant would be eligible to earn an additional
“catch-up”
payment for the prior quarters; provided, that in no event would the
“catch-up”
payment be greater than the cumulative quarterly plan payments assuming maximum level of performance for such period. This “catch up” feature ensured that aggregate pay and performance over the duration of the one-year
KEIP performance period would be aligned despite uncertainty and volatility associated with certain of the performance metrics. Because the “catch up” feature allowed the KEIP participants the opportunity to earn “missed” award amounts from prior quarterly performance periods on a go-forward
basis, participants were continuously incentivized to achieve stretch performance on a cumulative basis over the full duration of the KEIP performance period.
The KEIP provided that 80% of the KEIP payments earned based on quarterly performance would be paid in cash on a quarterly basis within 60 days after each applicable quarter, and the remaining 20% of the award amount would be held back and paid in cash to participants upon our emergence from our chapter 11 reorganization. The KEIP originally provided for the withheld payments to be subject to the satisfaction of certain emergence timing criteria, but after we filed our proposed Joint Plan with the Bankruptcy Court in January 2021, our principal creditors agreed that the withheld payments would be paid in full upon our emergence from our chapter 11 reorganization.
In order to earn a KEIP payment for any quarter, a KEIP participant must have been employed by us through the payment date. A KEIP participant whose employment terminates due to death or disability, by us without “cause” or by a KEIP participant for “good reason” (as such terms are defined in the KEIP) prior to the end of the applicable quarter would be entitled to a pro-rata
portion of his KEIP payment that would otherwise have been earned for the quarter based on the percentage of the quarter the participant was employed by us.
The KEIP provided for total incentive payments for the named executive officers as follows, assuming target levels of performance were achieved during the KEIP’s one-year
period:

Named Executive Officer	Total KEIP Payments Assuming Achievement of Target Performance Levels ($)
Marc Edwards	5,000,000
Ronald Woll	1,360,940
Scott L. Kornblau	567,500
David L. Roland	602,800
Dominic A. Savarino	525,000
The target amount for each of the KEIP participants was calculated by adding the target amounts that the participant would have had the opportunity to earn under our historic annual cash incentive and long-term incentive plans for 2020 if the KEIP had not been in effect.

Actual payments under the KEIP for each of the four KEIP quarters reflected our company’s actual performance and level of achievement of the KEIP performance goals during such quarter. The KEIP performance goals for each of the KEIP quarterly periods and our level of achievement of each performance goal, as determined by our Compensation Committee, were as follows:

	Q2 2020 Performance				Q3 2020 Performance
Performance Metric	Threshold	Target	Maximum	Actual	Threshold	Target	Maximum	Actual
Rig Efficiency	91%	94%	97%	99.6%	91%	94%	97%	98.2%
LTI Safety	2	1	0	0	2	1	0	0
Cost Reduction	8%	18%	29%	27.5%	14%	25%	36%	44.3%

	Q4 2020 Performance				Q1 2021 Performance
Performance Metric	Threshold	Target	Maximum	Actual	Threshold	Target	Maximum	Actual
Rig Efficiency	91%	94%	97%	99.8%	91%	94%	97%	98.8%
LTI Safety	2	1	0	2	2	1	0	2
Cost Reduction	18%	29%	39%	44.1%	21%	31%	40%	45.7%
Quarterly KEIP cash awards were paid in August 2020, November 2020, February 2021 and April 2021. The 20% KEIP withheld amounts were also paid to the participants in April 2021. The
“Non-Equity
Incentive Plan Compensation” column of the
2020 Summary Compensation Table
below and related Notes reflect the total KEIP cash award amounts that our named executive officers received for the last three calendar quarters of 2020.
Executive Retention Payment
. The Board recognizes that it is critical to retain key company leaders who are instrumental to achieving our business and strategic plans, particularly in a depressed offshore drilling market. Consequently, in January 2017, the Board adopted the 2017 Retention Plan upon the recommendation of the Compensation Committee and made retention awards under the plan to Messrs. Edwards and Woll. In accordance with the 2017 Retention Plan, in February 2018 we paid Messrs. Edwards and Woll a lump sum retention payment in cash, and in February 2019 we paid each of them a second lump sum retention payment in cash. As a result of the continuation of the depressed market, in June 2018 we entered into an extended retention arrangement with Mr. Woll to cover 2019 under the same general terms as the 2017 Retention Plan. Pursuant to the 2019 extended arrangement, in February 2020 we paid Mr. Woll $750,000 in a lump sum in cash. To qualify for the payments, the executives were required to remain actively employed by us through the respective payment date, not be on a leave (other than a legally protected leave), not be subject to any performance improvement plan and have complied with all company agreements and policies. The retention plan amounts received by the executives were as follows:

Executive	2018 Retention Payment ($)	2019 Retention Payment ($)	2020 Retention Payment ($)
Marc Edwards	1,500,000	1,500,000	—
Ronald Woll	750,000	750,000	750,000
Long-Term Incentive Awards
As described above, the KEIP was the only incentive plan in effect for the named executive officers for 2020, so no incentive awards were made to the named executive officers during 2020 under any incentive plans other than the KEIP. As a condition to participating in the KEIP, the named executive officers and all other KEIP participants forfeited (i) their unpaid rights under outstanding long-term cash incentive awards granted in 2018 and 2019, (ii) their unvested RSU awards granted in 2018 and 2019 and (iii) their outstanding awards of SARs.

In April 2020, our Board, based on the recommendation of our Compensation Committee and our restructuring compensation advisers and consultant, approved an amendment to the terms of our outstanding long-term cash incentive awards granted in 2018 and 2019 to provide for a prorated portion of the awards to vest and pay out based on service and actual company performance achieved through April 1, 2020. The action enabled us to terminate our 2018 and 2019 long-term incentive award programs early while aligning, retaining and rewarding our key employees for actual results achieved through April 1, 2020. For purposes of the performance metrics applicable to the vesting of long-term cash incentive awards, the committee determined that performance for the 2018 awards and 2019 awards had been achieved at 106% and 116% of target level of performance, respectively; however, in accordance with the terms of the awards the committee exercised its negative discretion to decrease the performance results for the outstanding 2018 and 2019 awards to 100% of target level of performance. As a condition to the receipt and retention of the accelerated payments, each grantee, including each of our named executive officers receiving the payment, agreed to a clawback obligation providing that if the grantee resigns from employment with our company or if the grantee’s employment is terminated by us for “cause” (as defined in our Incentive Compensation Plan), in either case prior to the first anniversary of the payment date, the grantee would be required to repay the entire amount of the payment, net of applicable tax withholdings. The amount paid to each named executive officer in April 2020, before the application of withholding taxes, in respect of his prorated 2018 and 2019 long-term cash incentive awards was as follows:

Named Executive Officer	Payment for Early Vesting of Portion of 2018 and 2019 Cash Incentive Awards ($)
Marc Edwards	1,750,000
Ronald Woll	260,833
Scott L. Kornblau	140,208
David L. Roland	160,000
Dominic A. Savarino	136,500
Personal Benefits, Perquisites and Employee Benefits
We do not offer many perquisites traditionally offered to executives of similarly-sized
companies. Perquisites and any other similar personal benefits generally offered to our executive officers are substantially the same as those generally available on a non-discriminatory
basis to all of our full-time salaried employees, such as medical and dental insurance, life insurance, disability insurance, a 401(k) plan with a company match (until November 1, 2020, when the company match was discontinued) and other customary employee benefits. We make contributions for group term life insurance, spouse/dependent life insurance, and long-term disability insurance for our employees, including our named executive officers, as indicated in the
2020 Summary Compensation Table
below. Business-related relocation benefits may be reimbursed on a case-by-case
basis.
We maintain a defined contribution plan (which we refer to as our Retirement Plan) designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (which, together with the regulations promulgated thereunder, we refer to as the Code). Pursuant to our Retirement Plan, in 2020 we matched 100% of the first 5% of each participant’s compensation contributed until November 1, 2020, when we discontinued the company match in order to reduce costs as a result of our chapter 11 reorganization and the prolonged depressed offshore drilling market. In addition, under our Amended and Restated Supplemental Executive Retirement Plan (which we refer to as our SERP), in past years we have contributed to participants any portion of the applicable percentage of the base salary contribution and the matching contribution that cannot be contributed under the Retirement Plan because of the limitations within the Code. Participants in this plan are a select group of our management or highly compensated employees, including the named executive officers, and are fully vested in all amounts paid into the plan. As a result of our chapter 11 reorganization, we did not contribute any amounts into our SERP during 2020.
Indemnification of Directors and Executive Officers
Our Certificate of Incorporation provides certain rights of indemnification to our directors and officers (including our executive officers) in connection with legal actions brought against them by reason of the fact that they are or were a director or officer of our company, to the fullest extent permitted by law. As discussed below, we also entered into an employment agreement with Mr. Edwards that requires us to indemnify him to the fullest extent permitted by our Certificate of Incorporation and Bylaws. The agreement also requires us to provide Mr. Edwards with coverage under our directors’ and officers’ liability insurance policies.

Risk Management Considerations
Our Compensation Committee has concluded that the company’s compensation program does not encourage excessive or inappropriate risk-taking. Several elements of our compensation program are designed to promote the creation of long-term value and thereby discourage behavior that leads to excessive risk:

•
Our 2020 compensation program consisted of both fixed and variable compensation. The fixed (or salary) portion was designed to provide a steady income regardless of our financial performance, in part so that executives do not focus exclusively on short-term financial performance to the detriment of other important business metrics and objectives. The variable (KEIP awards) portion of compensation was designed to reward key employees only if we achieve exceptional corporate performance. We believe that the variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce positive corporate results, while the fixed element is also sufficient such that executives are not encouraged to take unnecessary or excessive risks.

•
Our 2020 compensation program was reviewed and approved not only by our Compensation Committee and Board of Directors, but our principal stakeholders and the Bankruptcy Court also reviewed our 2020 KEIP, including performance metrics.

•
The performance metrics used in the KEIP are measures the Compensation Committee believes represent key value driving indicators for our business operations over the KEIP performance period. Moreover, the committee set ranges for these measures designed to encourage success without encouraging excessive risk taking to achieve short-term results. In addition, the overall maximum annual cash incentive award for each participating named executive officer cannot exceed 150% of the executive’s target KEIP award, no matter how much the company’s performance exceeds the ranges established in the KEIP.

•
We have strict internal controls over the measurement and calculation of the performance metrics used in determining the executives’ KEIP awards, designed to prevent the metrics from being susceptible to manipulation by any employee, including our executives. In addition, 20% of each earned KEIP payment was withheld from KEIP participants until we emerged from our chapter 11 reorganization, which occurred after the completion of the KEIP performance period.

•	We maintain a policy that prohibits our named executive officers from engaging in any pledging, hedging or short sale transactions related to our stock or our other equity securities.
Employment Agreements
During 2020, we did not have employment agreements with any of our named executive officers except for Marc Edwards, our former President and CEO. In connection with his hire as our CEO, in 2014 we entered into an employment agreement with Mr. Edwards that commenced in March 2014 and continued until December 2016, when the agreement expired by its terms. Mr. Edwards’ agreement was not extended or renewed after it expired, and he continued his employment as our CEO without an employment agreement in effect until March 20, 2020, when we entered into a new employment agreement with Mr. Edwards. Mr. Edwards resigned from our company in connection with our emergence from chapter 11 reorganization on April 23, 2021.

Under his employment agreement, Mr. Edwards was entitled to certain severance payments if his employment was terminated under specified circumstances. Specifically, if Mr. Edwards’ employment was terminated as a result of his death or permanent disability, in addition to the benefits executive employees receive generally (including unpaid base salary through the termination date, unpaid annual bonus for a completed performance year and unpaid amounts under applicable plans, policies and programs), Mr. Edwards would have been entitled to:

•
Except as otherwise provided in the applicable award agreements, full vesting of all long-term incentive awards with respect to which the applicable performance goals have been achieved and which are subject only to the condition of continued employment and pro-rata
vesting of long-term incentive awards outstanding and subject to the achievement of performance goals at the date of termination, subject to and based upon the achievement of the applicable performance goals; and

•	Pro rata payment of the annual bonus as if there has been achievement of 100% of the specified performance target.
The employment agreement provided that we could terminate the agreement for “Cause” if Mr. Edwards (i) was convicted of, or pled guilty or nolo contendere to, a felony; or (ii) engaged in conduct constituting either (x) a material and willful breach of the agreement, (y) willful, or reckless, material misconduct in the performance of his duties or (z) willful, habitual neglect of his material duties; provided, however, that for purposes of clauses (ii)(y) and (ii)(z) above, Cause does not include any act or omission believed by Mr. Edwards in good faith to have been in or not opposed to the interest of the company (without any intent by him to gain, directly or indirectly, a profit to which he would not be legally entitled). The agreement also provided that Mr. Edwards could terminate the agreement for “Good Reason” upon the occurrence of any of the following events, without Mr. Edwards’ prior written consent and without cure by our company (following written notice of such event from Mr. Edwards): (i) the assignment to Mr. Edwards of duties that are materially inconsistent with his position (including his status, offices, titles and reporting relationships), authority, duties or responsibilities; (ii) actions by the company that result in a substantial diminution in his position, authority, duties or responsibilities; (iii) a substantial breach by the company of any material obligation to Mr. Edwards under the employment agreement; (iv) any failure to elect or appoint him as President and CEO or to maintain him in such position throughout the term of the employment agreement; (v) any reduction in base salary or target annual bonus opportunity from the amounts set forth in the employment agreement; (vi) any failure by the company to nominate him as a director at each election in which his Board seat is up for election or reelection as applicable; or (vii) any failure of the company to obtain the assumption in writing of its obligation to perform the employment agreement by any successor to all or substantially all of the business or assets of the company after a merger, consolidation, sale or similar transaction.
Under the employment agreement, if we had terminated Mr. Edwards without Cause, or if he had terminated his employment for Good Reason (other than within the three months preceding or 12 months following a “change in control” as defined in his employment agreement), in addition to such benefits executive employees receive generally, Mr. Edwards would have been entitled to:

•	A pro-rata annual bonus for the year in which the termination occurs, based on actual performance for such year;

•	Separation payments of $208,333 per month through the end of the then-scheduled term of the employment agreement, but in any event not less than 12 and not more than 24 such payments;

•
Except as otherwise provided in the applicable award agreements, full vesting of any long-term incentive awards with respect to which the applicable performance goals have been achieved or are not required and which are subject only to the condition of continued employment and continued eligibility for vesting of long-term incentive awards outstanding and subject to the achievement of performance goals at the date of termination, subject to and based upon the achievement of the applicable performance goals;

•	Continued participation for him and his dependents in our group medical plan for 24 months; and

•	Customary outplacement services commensurate with his position, not to exceed 12 months or $25,000.
If, during the term of the employment agreement and within the three months preceding or 12 months following a change in control, we had terminated Mr. Edwards’s employment without Cause or Mr. Edwards had terminated his employment for Good Reason, then instead of the monthly separation payments described above, Mr. Edwards would have been entitled to receive a lump-sum
payment equal to two times the sum of (x) his annual base salary, (y) his target annual bonus opportunity and (z) his target long-term incentive award opportunity. No severance was payable upon the termination of employment for Cause or a voluntary termination by Mr. Edwards without Good Reason.

In connection with our emergence from chapter 11 reorganization, we entered into an agreement with Mr. Edwards that became effective upon our emergence from chapter 11 reorganization which modified the employment agreement (or the Amendment). The Amendment provided that upon a Qualifying Termination (as defined in the Amendment), Mr. Edwards would be entitled to receive the following severance benefits in lieu of the severance benefits described above:

•	A lump sum cash severance payment equal to $6,000,000; and

•	Continued participation for him and his dependents in our group medical plan for 24 months.
Mr. Edwards’ resignation from our company in connection with our emergence from chapter 11 reorganization on April 23, 2021 was a Qualifying Termination under the Amendment.
As a condition to receiving these severance payments and benefits, Mr. Edwards is required to enter into a release of claims as provided in his employment agreement. In his employment agreement, as modified by the Amendment, Mr. Edwards agrees not to compete against us and agrees not to solicit for employment any of our employees for a period of one year after his employment ends. The employment agreement also contains provisions relating to protection of our confidential information and intellectual property. The employment agreement requires us to indemnify Mr. Edwards to the fullest extent permitted by our Certificate of Incorporation and Bylaws and requires us to provide Mr. Edwards with coverage under our directors’ and officers’ liability insurance policies.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this report with management of the company. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE (1)

Anatol Feygin, Former Chair
Paul G. Gaffney II, Former Member
Peter McTeague, Former Member
Neal P. Goldman, Chair
John H. Hollowell
Ane Launy

(1)
Messrs. Feygin, Gaffney and McTeague served as the members of the Compensation Committee until they resigned from our Board effective upon our emergence from chapter 11 reorganization on April 23, 2021. Messrs. Goldman and Hollowell and Ms. Launy were appointed to our Board pursuant to our Joint Plan, which became effective on April 23, 2021, and were also appointed to the Compensation Committee effective as of such date. The Compensation Discussion and Analysis included in this report was reviewed by the Compensation Committee and recommended to the Board of Directors prior to the appointment of the post-emergence Compensation Committee members, and accordingly Messrs. Feygin, Gaffney and McTeague performed the activities described in this Compensation Committee Report regarding the Compensation Discussion and Analysis included in this report, and Messrs. Goldman and Hollowell and Ms. Launy did not perform such activities.

EXECUTIVE COMPENSATION
2020 Summary Compensation Table
The following table summarizes the compensation of our named executive officers for 2020, using the disclosure rules required by the SEC. On January 1, 2019, Mr. Woll was promoted from Senior Vice President and Chief Commercial Officer to Executive Vice President and Chief Commercial Officer, and on April 24, 2020, Mr. Woll was promoted to Executive Vice President and Chief Operating Officer. When our previous CFO resigned, Mr. Kornblau, our then-Vice President and Treasurer, was appointed as our acting CFO on December 1, 2017, and was promoted to Senior Vice President and Chief Financial Officer on July 1, 2018. On May 5, 2020, Mr. Savarino was promoted from Vice President and Chief Tax Officer to Vice President and Chief Accounting & Tax Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Marc Edwards	2020	1,000,000	291,667	—	5,758,333	27,198	7,077,198
President and CEO	2019	1,000,000	1,500,000	1,738,403	1,500,000	65,640	5,804,043
	2018	1,000,000	1,500,000	1,669,349	1,500,000	62,734	5,732,083

Ronald Woll	2020	515,630	830,417	—	1,350,826	22,991	2,719,864
Executive Vice President and Chief Operating Officer	2019	515,630	750,000	360,101	360,900	34,810	2,021,441
	2018	435,435	750,000	286,178	261,300	30,660	1,763,573

Scott L. Kornblau	2020	427,330	52,500	—	575,758	21,336	1,076,924
Senior Vice President and CFO	2019	410,000	—	161,420	205,000	27,522	803,942
	2018	424,850	—	165,646	205,000	22,274	817,770

David L. Roland	2020	405,600	46,667	—	631,741	21,780	1,105,788
Senior Vice President, General Counsel and Secretary	2019	405,600	—	198,681	202,800	28,095	835,176
	2018	405,600	—	190,790	202,800	28,065	827,255

Dominic A. Savarino	2020	391,477	35,000	—	536,500	20,942	983,919
Vice President and Chief Accounting & Tax Officer
Notes and Narrative Disclosure to 2020 Summary Compensation Table
The following is a discussion of material factors necessary for an understanding of the information disclosed in the 2020 Summary Compensation Table.
Salary Column
. In recognition of Mr. Kornblau’s increased duties and responsibilities as acting CFO from December 1, 2017 until he was promoted to Senior Vice President and CFO on July 1, 2018, Mr. Kornblau received a supplemental payment of $17,000 per month that he served in such capacity. Mr. Kornblau’s salary reported for 2018 includes a supplemental salary payment of $17,000 per month from January 2018 through June 2018.
Bonus Column
. For Messrs. Edwards and Woll, the amounts shown in the “Bonus” column consist of (a) cash payments received in April 2020 pursuant to the accelerated vesting of outstanding time-vesting long-term cash incentive awards granted in 2018 and 2019 based on service achieved through April 1, 2020 and (b) lump sum retention payments earned and paid in February 2018, February 2019 and February 2020 pursuant to our 2017 Retention Plan and the plan extension in 2019. The amounts received by Messrs. Edwards and Woll for the accelerated vesting of 2018 and 2019 time-vesting long-term cash incentive awards were as follows:

Name	Accelerated Time-Vesting Cash Incentive Payment ($)
Marc Edwards	291,667
Ronald Woll	80,417

For all other named executive officers, the amounts shown in the “Bonus” column consist of cash payments received in April 2020 pursuant to the accelerated vesting of outstanding time-vesting long-term cash incentive awards granted in 2018 and 2019 based on service achieved through April 1, 2020. As a condition to the receipt and retention of the accelerated payments, each of the named executive officers agreed to a clawback obligation providing that if he resigns from employment with our company or if the grantee’s employment is terminated by us for “cause” (as defined in our Incentive Compensation Plan), in either case prior to the first anniversary of the payment date, the grantee would be required to repay the entire amount of the payment, net of applicable tax withholdings.
Stock Awards Column
.
All amounts in the “Stock Awards” column reflect the grant-date fair value of RSUs awarded under our Equity Incentive Plan (which we refer to as our Equity Plan), computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (which we refer to as FASB ASC Topic 718). No RSUs were granted in 2020.
The amounts shown under “
Stock Awards
” for 2019 and 2018 represent the grant date fair value of RSUs granted to the named executive officer on April 1, 2019 and April 1, 2018 (and, with respect to Mr. Kornblau, on July 1, 2018), respectively, as applicable. In each case, a target number of performance-vesting RSUs was granted to the named executive officer, determined based on a target grant date value and the volume-weighted average price per share of our common stock on the NYSE for the 10 consecutive trading days immediately preceding the date of grant, which we refer to as VWAP. In addition, time-vesting RSUs were granted to named executive officers other than Mr. Edwards, determined based on a grant date value and the VWAP.
The number of performance-vesting and time-vesting RSUs awarded to the named executive officers in 2019 were as follows:

Name	Target Grant Date Value of Performance-Vesting RSUs ($)	Performance- Vesting RSUs Granted (#)	Grant Date Value of Time-Vesting RSUs ($)	Time-Vesting RSUs Granted (#)
Marc Edwards	875,000	82,860	875,000	82,860
Ronald Woll	181,250	17,164	181,250	17,164
Scott L. Kornblau	81,250	7,694	81,250	7,694
David L. Roland	100,000	9,470	100,000	9,470
The number of performance-vesting and time-vesting RSUs awarded to the named executive officers in 2018 were as follows:

Name	Target Grant Date Value of Performance-Vesting RSUs ($)	Performance- Vesting RSUs Granted (#)	Grant Date Value of Time-Vesting RSUs ($)	Time-Vesting RSUs Granted (#)
Marc Edwards	1,750,000	115,207	—	—
Ronald Woll	180,000	11,850	120,000	7,900
Scott L. Kornblau	97,500	5,624	65,000	3,750
David L. Roland	120,000	7,900	80,000	5,267
The performance-vesting RSUs awarded to Mr. Edwards and the other named executive officers during 2019 and 2018 cliff vested in three years upon the attainment of the three-year financial, operating and business development performance goals specified in their respective award agreements. Half of the time-vesting RSUs granted to the named executive officers during 2019 and 2018 vested two years after the grant date and half vested three years after the grant date. In all cases, the RSUs were subject to forfeiture if the applicable vesting conditions were not met.

Under the terms of the RSU award agreements for the performance-vesting RSUs awarded to each named executive officer in 2019 and 2018, the maximum number of performance-vesting RSUs that could vest regardless of how far our company exceeded the applicable performance goals, and the grant-date value of the awards of performance-vesting RSUs to each named executive officer in 2019 and 2018 assuming the highest level of performance conditions were achieved and the maximum number of performance-vesting RSUs would vest, would have been as set forth in the table below:

	Maximum Number of Performance-Vesting RSUs that Could Vest (#)		Grant-Date Value of Maximum Number of Performance-Vesting RSUs that Could Vest ($)
Name	2019	2018	2019	2018
Marc Edwards	110,204	153,225	1,156,040	2,220,230
Ronald Woll	22,828	15,761	239,466	228,377
Scott L. Kornblau	10,233	7,479	107,344	132,159
David L. Roland	12,595	10,507	132,122	152,246
The RSU and long-term cash incentive award agreements also obligate each named executive officer to comply with certain restrictive covenants, including obligations of confidentiality, a prohibition on solicitation of our employees for a period of two years after termination of employment and a prohibition on competition for a period of one year after termination of employment. For a discussion of the valuation assumptions for the RSU awards, see Note 6,
Stock-Based
Compensation
, to our audited consolidated financial statements for the fiscal year ended December 31, 2020 included in the Original Filing.
In April 2020, we approved an amendment to the terms of our outstanding long-term cash incentive awards granted in 2018 and 2019 to provide for a prorated portion of the awards to vest and pay out based on service and actual company performance achieved through April 1, 2020. As a condition to participating in the KEIP in connection with our chapter 11 reorganization, in June 2020 each named executive officer forfeited his (i) unpaid rights under outstanding long-term cash incentive awards granted in 2018 and 2019, (ii) unvested RSU awards granted in 2018 and 2019 and (iii) outstanding awards of SARs.
Non-Equity
Incentive Plan Compensation Column
. All amounts in the
“Non-Equity
Incentive Plan Compensation” column for 2020 consist of (a) quarterly cash payments awarded and earned under the KEIP for 2020, including an award payment made in February 2021 for the fourth calendar quarter of 2020, and (b) cash payments received in April 2020 pursuant to the accelerated vesting of outstanding performance-vesting long-term cash incentive awards granted in 2018 and 2019 based on service and actual company performance achieved through April 1, 2020. The amounts received for the accelerated vesting of 2018 and 2019 performance-vesting long-term cash incentive awards were as follows:

Name	Accelerated Performance-Vesting Cash Incentive Payment ($)
Marc Edwards	1,458,333
Ronald Woll	180,417
Scott L. Kornblau	87,708
David L. Roland	113,333
Dominic A. Savarino	85,000
As a condition to the receipt and retention of the accelerated payments, each of the named executive officers agreed to a clawback obligation providing that if he resigns from employment with our company or if the grantee’s employment is terminated by us for “cause” (as defined in our Incentive Compensation Plan), in either case prior to the first anniversary of the payment date, the grantee would be required to repay the entire amount of the payment, net of applicable tax withholdings.

The amounts received for quarterly cash payments awarded and earned under the KEIP for 2020, including an award payment made in February 2021 for the fourth calendar quarter of 2020, were as follows:

Name	2020 Cash Payments Awarded and Earned under KEIP ($)
Marc Edwards	4,300,000
Ronald Woll	1,170,410
Scott L. Kornblau	488,050
David L. Roland	518,408
Dominic A. Savarino	451,500
All amounts in the
“Non-Equity
Incentive Plan Compensation” column for 2019 and 2018 reflect payments of annual cash incentive awards earned and paid pursuant to our Incentive Compensation Plan.
All Other Compensation Column
. The amounts shown in the “All Other Compensation” column for 2020 consist of the following:
2020 All Other Compensation Table

Name	Retirement Plan Matching ($)	Insurance ($)	SERP ($)	Total ($)
Marc Edwards	14,250	7,886	5,062	27,198
Ronald Woll	14,250	7,886	855	22,991
Scott L. Kornblau	14,250	6,922	164	21,336
David L. Roland	14,250	6,861	669	21,780
Dominic A. Savarino	14,322	6,439	181	20,942
Under our SERP, in past years we have contributed to participants any portion of the applicable percentage of the base salary contribution and the matching contribution that cannot be contributed under the Retirement Plan because of the limitations within the Code. As a result of our chapter 11 reorganization, during 2020 we did not make any SERP contributions to participants. Participants in this plan are fully vested in all amounts paid into the plan. The following table summarizes 2020 nonqualified deferred compensation of our named executive officers under our SERP.
For a discussion of the employment agreement between our company and Marc Edwards, our former President and CEO, see “Compensation Discussion and Analysis – Employment Agreements” above.
2020 Nonqualified Deferred Compensation

Name	Registrant Contributions in 2020 ($)	Aggregate Earnings in 2020 ($)(1)	Aggregate Balance at December 31, 2020 ($)(2)
Marc Edwards	—	5,062	282,428
Ronald Woll	—	855	47,690
Scott L. Kornblau	—	164	9,158
David L. Roland	—	669	37,321
Dominic A. Savarino	—	181	10,113

(1)
These amounts represent interest earned on contributions under our SERP. These amounts are also included in the “
All Other Compensation
” column of the
2020 Summary Compensation Table
and in the “
SERP
” column of the
2020 All Other Compensation Table
. These earnings were calculated by applying a fixed interest rate based on the annual yield on
10-year
U.S. Treasury Securities to current year and deferred contributions.

(2)
These amounts represent the aggregate balance as of December 31, 2020 for each of the named executive officers pursuant to our SERP. The deferred balances related to our SERP were reported in the Summary Compensation Table in each contribution year.

2020 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (2)
Name and Type of Award (1)	Grant Date	Action Date	Threshold	Target	Maximum
Marc Edwards
KEIP	06/25/20	04/21/20	2,500,000	5,000,000	7,500,000
Ronald Woll
KEIP	06/25/20	04/21/20	680,460	1,360,920	2,041,380
Scott L. Kornblau
KEIP	06/25/20	04/21/20	283,750	567,500	851,250
David L. Roland
KEIP	06/25/20	04/21/20	301,400	602,800	904,200
Dominic A. Savarino
KEIP	06/25/20	04/21/20	262,500	525,000	787,500

(1)	All incentive plan awards granted in 2020 were cash incentive awards pursuant to the KEIP. See “ Compensation Discussion and Analysis - Key Employee Incentive Plan .”
(2)
These amounts represent threshold, target and maximum awards, as applicable, under the cash incentive awards granted in 2020 pursuant to our KEIP. Each of the named executive officers was eligible to earn a performance-driven cash incentive payment following the completion of each of the second, third and fourth calendar quarters of 2020 and the first calendar quarter of 2021, depending upon the extent to which the KEIP’s performance goals had been achieved for each such quarter. The KEIP payout amount for each of these quarters was determined based upon the level of achievement of the following three performance metrics: (i) average contracted rig efficiency, weighted 40%; (ii) lost time incidents, weighted 20%; and (iii) reduction in total consolidated overhead expenses, weighted 40%. The amount of the KEIP payment, if payable, would range from 50% (at threshold level) to 150% (at stretch level) of the target value of a participant’s incentive payment. If the threshold performance level for any given metric was not achieved, no KEIP payment would be earned for that metric for that quarter. In addition to performance being measured for each quarter, the KEIP contained a catch-up
provision, which provided that performance goals would also be measured cumulatively at the end of the second, third and fourth quarters of the plan, taking into account each such quarter and all preceding quarters. To the extent performance was not achieved at the stretch level for any preceding quarter, a KEIP participant would be eligible to earn an additional
“catch-up”
payment for the prior quarters; provided, that in no event would the
“catch-up”
payment be greater than the cumulative quarterly plan payments assuming maximum level of performance for such period. The KEIP provided that 80% of the KEIP payments earned based on quarterly performance would be paid in cash on a quarterly basis after each applicable quarter, and the remaining 20% of the award amount would be held back and paid in cash to participants upon our emergence from our chapter 11 reorganization. The KEIP originally provided for the withheld payments to be subject to the satisfaction of certain emergence timing criteria, but after we filed our proposed Joint Plan with the Bankruptcy Court in January 2021, our principal creditors agreed that the withheld payments would be paid in full upon our emergence from our chapter 11 reorganization. In order to earn a KEIP payment for any quarter, a KEIP participant must have been employed by us through the payment date. A KEIP participant whose employment terminates due to death or disability, by us without “cause” or by a KEIP participant for “good reason” (as such terms are defined in the KEIP) prior to the end of the applicable quarter would be entitled to a pro-rata
portion of his KEIP payment that would otherwise have been earned for the quarter based on the percentage of the quarter the participant was employed by us.

For actual KEIP cash incentive awards paid for 2020, see the “
Non-Equity
Incentive Plan Compensation
” column in the
2020 Summary Compensation Table
above and related notes.
Equity Plan
Our Equity Plan authorizes the issuance of awards including stock options, SARs, RSUs and other stock-based awards (including dividend equivalents) to acquire up to 7,500,000 shares of our common stock, of which 2,211,147 shares had been issued as of December 31, 2020. Stock options have a maximum term of 10 years, subject to earlier termination under certain conditions, and, unless otherwise specified at the time of the grant, vest in four equal, annual installments over four years. SARs represent the right to receive stock or cash, or a combination of stock and cash, equal in value to the difference between the exercise price of the SAR and the market price of the corresponding amount of common stock on the exercise date. SARs have a maximum term of 10 years, subject to earlier termination under certain conditions, and vest as specified at the time of the grant. During 2020, 7,000 SARs were granted under our Equity Plan. We did not grant any RSUs under our Equity Plan in 2020.
Note Regarding Outstanding Equity Awards at Fiscal
Year-End
2020 Table
: As a condition to participating in the KEIP, the named executive officers and all other KEIP participants forfeited (i) their unpaid rights under outstanding long-term cash incentive awards granted in 2018 and 2019, (ii) their unvested RSU awards granted in 2018 and 2019 and (iii) their outstanding awards of stock appreciation rights. As a result, as of December 31, 2020, none of the named executive officers held any outstanding equity incentive plan awards. Consequently, the Outstanding Equity Awards at Fiscal
Year-End
2020 table has been omitted from this Annual Report.
2020 Option Exercises and Stock Vested

	SARs Awards		RSU Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Marc Edwards	—	—	220,681	838,588
Ronald Woll	—	—	34,215	104,567
Scott L. Kornblau	—	—	6,920	18,182
David L. Roland	—	—	19,027	57,425
Dominic A. Savarino	—	—	1,975	3,140

(1)	The values realized upon vesting of RSU awards contained in the table are based on the market value of our common stock on the date of vesting.
Potential Payments Upon Termination or Change in Control
Under the terms of our compensation plans and award agreements, our named executive officers are entitled to certain payments and benefits upon the occurrence of specified events, including termination of employment. The following summary and tables describe the specific terms of these arrangements and the estimated payments payable to each of our named executive officers upon termination of employment under our compensation programs as if his employment had terminated for these reasons on December 31, 2020. As of such date, except with respect to amounts payable to our former CEO, Mr. Edwards, pursuant to his employment agreement, we did not have any plans, programs or agreements under which the named executive officers would have been entitled to receive either a severance payment or a payment triggered by a change in control of our company or a retirement by the employee. For a discussion of the employment agreement between our company and Mr. Edwards, see “Compensation Discussion and Analysis – Employment Agreements” above.
For purposes of the following tables, dollar amounts are estimates based on annual base salary as of December 31, 2020 and benefits paid to the named executive officer in fiscal year 2020. As a condition to participating in the KEIP in connection with our chapter 11 reorganization, in June 2020 each named executive officer forfeited his (i) unpaid rights under outstanding long-term cash incentive awards, (ii) unvested RSU awards and (iii) outstanding awards of SARs. As a result, as of December 31, 2020, no named executive officer held any cash incentive awards, RSUs or SARs other than pursuant to the KEIP. In order to earn a KEIP payment for any quarter, the named executive officer must remain employed by us through the payment date for that quarterly payment. A KEIP participant whose employment terminates due to death or disability, by us without “cause” or by the KEIP participant for “good reason” (as such terms are defined in the KEIP) prior to the end of the applicable quarter would be entitled to a pro-rata
portion of his KEIP payment that would otherwise have been earned for such quarter based on the percentage of the quarter such participant was employed by us. The actual KEIP payment that each named executive officer would be entitled to receive upon his termination may be different from the estimated amount included in the below tables, depending on the achievement of payment criteria under the KEIP.
The actual amounts to be paid to the named executive officers can only be determined at the time of each executive’s separation from the company. In addition to the amounts in the below summaries, if the named executive officer resigns or his employment is terminated for any reason, he may be paid for his unused vacation days. The summaries assume that there is no earned but unpaid base salary or unpaid business expense reimbursements as of the time of termination.

The amounts of potential future payments and benefits as set forth in the tables below, and the descriptions of the assumptions upon which such future payments and benefits are based and derived, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are estimates of payments and benefits to certain of our executives upon their termination of employment, and actual payments and benefits may vary materially from these estimates. Actual amounts can only be determined at the time of such executive’s actual separation from our company. Factors that could affect these amounts and assumptions include, among others, the timing during the year of any such event, our company’s stock price, unforeseen future changes in our company’s benefits and compensation methodology, the age of the executive and the circumstances of the executive’s termination of employment.
Assuming the employment of each named executive officer was terminated under each of these circumstances on December 31, 2020, his payments and benefits would have had an estimated value as follows (less applicable withholding taxes):

Marc Edwards Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)	Change in Control ($)
Cash Severance	5,000,000	—	—	—	12,000,000
Cash Incentive	1,500,000	1,500,000	—	—	1,500,000
Insurance Continuation	40,800	—	—	—	40,800
Outplacement Services	25,000	—	—	—	25,000
KEIP Payment	1,250,000	1,250,000	—	—	—
SERP	282,428	282,428	282,428	282,428	282,428

Total	8,098,228	3,032,428	282,428	282,428	13,848,228

Ronald Woll Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)
KEIP Payment	340,235	340,235	—	—
SERP	47,690	47,690	47,690	47,690

Total	387,925	387,925	47,690	47,690

Scott L. Kornblau Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)
KEIP Payment	141,875	141,875	—	—
SERP	9,158	9,158	9,158	9,158

Total	151,033	151,033	9,158	9,158

David L. Roland Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)
KEIP Payment	150,700	150,700	—	—
SERP	37,321	37,321	37,321	37,321

Total	188,021	188,021	37,321	37,321

Dominic A. Savarino Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)
KEIP Payment	131,250	131,250	—	—
SERP	10,113	10,113	10,113	10,113

Total	141,363	141,363	10,113	10,113

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our former CEO, Mr. Edwards. For 2020:

•	the annual total compensation of the employee identified at median of our company (other than our CEO) was $125,538; and

•	the annual total compensation of Mr. Edwards, as reflected in the 2020 Summary Compensation Table above, was $7,077,198.
Based on this information, for 2020 the ratio of the annual total compensation of Mr. Edwards to the median of the annual total compensation of all employees was estimated to be approximately 56 to 1.
This pay ratio is a reasonable estimate calculated in accordance with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their particular compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of Mr. Edwards and our median employee, we used the following methodology, material assumptions, adjustments and estimates:

•
We identified our median-compensated employee from all full-time, part-time and temporary workers (with the exception of our employees in Singapore as described below) who were included as employees on our payroll records as of December 31, 2020, based on actual base salary, overtime and bonuses paid for calendar year 2020. We believe the use of such cash compensation for all employees is a consistently-applied compensation measure because we do not widely distribute equity awards to employees.

•
We determined that, as of December 31, 2020, our employee population for purposes of this pay ratio calculation consisted of approximately 1,651 individuals globally. As permitted by SEC rules, when identifying our median employee for purposes of the pay ratio calculation, we excluded the compensation of our three employees based in Singapore.

•
Compensation for newly-hired employees who worked less than a full year was annualized. The pay for employees based outside of the U.S. was converted to U.S. dollars using the average of the exchange rates in effect on each of January 1, 2020 and December 31, 2020. We did not make any cost of living adjustments in identifying the median employee. The median employee from our analysis had anomalous compensation characteristics and was substituted with a similarly-situated employee with a materially equivalent compensation level.

•
After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the
2020 Summary Compensation Table
.

Compensation Committee
The primary function of the Compensation Committee is to assist our Board of Directors in discharging its responsibilities relating to compensation of our executive officers. The Compensation Committee determines and approves compensation for our executive officers and directors and administers our employee incentive compensation plans. In accordance with its charter, the committee may form and delegate authority to sub-committees
consisting of one or more of its members when appropriate. The committee does not delegate to management any of its functions in setting executive compensation under its charter. The committee has authority to retain or obtain advice of outside legal counsel, compensation consultants or other advisors to assist in the evaluation of director, CEO or executive officer compensation, including responsibility for the appointment, compensation and oversight of any such advisor retained by the committee. In January 2020, the committee engaged Frederic W. Cook & Co., Inc., a compensation consulting firm (which we refer to as FW Cook), to review and provide advice to the committee regarding our executive and non-employee
director compensation programs. In connection with the firm’s engagement, the committee considered the independence of FW Cook in light of SEC rules and the corporate governance listing standards of the NYSE (which we refer to as the NYSE Listing Standards) and concluded that the work of the firm would not raise any conflict of interest. Among the factors considered by the committee in determining the firm’s independence were the following:

•	other services provided to our company by the firm;

•	the amount of fees to be paid by us as a percentage of the firm’s total revenues;

•	policies or procedures maintained by the firm designed to prevent a conflict of interest;

•	business or personal relationships between the individual consultants involved in the engagement and any committee member;

•	our common stock owned by the individual consultants involved in the engagement; and

•	business or personal relationships between our executive officers and the firm or the individual consultants involved in the engagement.
In March 2020, our company engaged A&M to provide financial advisory services in connection with our financial restructuring efforts and analysis, which later evolved into our chapter 11 bankruptcy cases, and to assist the Compensation Committee in the evaluation of compensation programs to incentivize and retain directors and employees during periods of financial restructuring. When our company engaged A&M, the committee considered the independence of A&M under the same factors and considerations described above and concluded that the service of the firm would not raise any conflict of interest.
The Compensation Committee completes a review of all elements of executive compensation at least annually. All compensation decisions with respect to executive officers other than our CEO are determined in discussion with, and frequently based in part upon the recommendation of, our CEO. The committee makes all determinations with respect to the compensation of our CEO, including establishing performance objectives and criteria related to the payment of his compensation, and determining the extent to which such objectives have been achieved. See “
Compensation Discussion and Analysis
” for more information about the responsibilities of the Compensation Committee and the role of management with respect to compensation matters.
Compensation Committee Interlocks and Insider Participation
. The current members of the Compensation Committee are Neal P. Goldman, John H. Hollowell and Ane Launy. Throughout most of 2020 and until our emergence from chapter 11 reorganization in April 2021, the members of our Compensation Committee were Anatol Feygin, Paul G. Gaffney II and Peter McTeague. Edward Grebow was previously a member of the Compensation Committee until Mr. McTeague was added to the committee in March 2020. Our Board has determined that each member of the Compensation Committee is independent and satisfies the additional independence requirements for compensation committee members provided for under the rules of the SEC and NYSE. No member of the Compensation Committee is, or was during 2020, an officer or employee of the company. During 2020:

•
None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee;

•	None of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and

•
None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors.

Director Compensation
Our Board of Directors has delegated to our Compensation Committee, which is comprised solely of independent directors, the primary responsibility for reviewing and considering revisions to our director compensation program. In setting director compensation, the committee considers the amount of time our directors expend in fulfilling their duties as well as the skill level required of members of our Board. The committee’s goal is to compensate our non-employee
directors in a way that is competitive and attracts and retains directors of a high caliber.
Prior to 2020, we compensated our
non-employee
directors with a combination of cash and equity-based awards. In January 2020, the Compensation Committee engaged FW Cook to review our executive and non-employee
director compensation programs, particularly focusing on ways to restructure the programs to render them more effective in a period of prolonged market duress resulting from the decline in oil prices and oversupply in the offshore drilling market. As part of its analysis and evaluation, the committee considered the FW Cook analysis, which included a review of non-employee
director compensation trends and data from comparable oilfield services companies and also included advice and recommendations for restructuring our compensation programs to more effectively compensate and promote retention and incentives in our protracted depressed market environment.
In its 2020 compensation review analysis, FW Cook determined that the value of our compensation program for non-employee
directors was low compared to other comparable companies and that our declining market environment had rendered our use of equity-based awards for director compensation to be ineffective. After considering FW Cook’s advice and recommendations for changes to render our compensation program more effective, the committee and Board approved the following compensation program for our non-employee
directors, commencing on April 1, 2020:

•	Annual cash retainer of $150,000, paid in quarterly installments in advance;

•	Annual cash retainer for the Chair of the Audit Committee of $25,000;

•	Annual cash retainers for the Chair of the Compensation Committee and the Lead Director of $10,000; and

•	Non-employee directors receive a grant of immediately-vested RSUs each quarter with a grant date value of $12,500.
As the
COVID-19
outbreak developed into a pandemic in March 2020 and as actions taken by businesses and governments to mitigate the spread of the virus significantly slowed global economic activity, which resulted in further deterioration in the offshore drilling market, in March 2020 our company engaged A&M to provide financial advisory services in connection with financial restructuring efforts and also to assist the Compensation Committee in the further evaluation of our compensation programs to incentivize and retain directors and employees during periods of financial restructuring. After considering A&M’s advice, the Compensation Committee cancelled the RSU awards previously approved for the non-employee
directors and in April 2020 approved the following revised compensation program for our non-employee
directors, commencing on April 1, 2020:

•	Annual cash retainer of $200,000, paid in quarterly installments in advance;

•	Annual cash retainer for the Chair of the Audit Committee of $25,000; and

•	Annual cash retainers for the Chair of the Compensation Committee and the Lead Director of $10,000.
Mr. Edwards, our former President and CEO, did not receive any cash or equity fee or other remuneration for his service as a director. In addition, during 2020, employees of our controlling stockholder who served on our Board of Directors prior to our emergence from chapter 11 reorganization did not receive any cash fee for services as members of our Board.

Director Compensation for 2020
The following table summarizes the compensation earned by our non-employee
directors in 2020:

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Anatol Feygin	161,000	6,638	—	167,638
Paul G. Gaffney II	166,000	6,638	—	172,638
Edward Grebow	44,970	6,638	—	51,608
Alan H. Howard	177,723	—	—	177,723
Peter McTeague	150,648	—	—	150,648
Kenneth I. Siegel	—	6,638	—	6,638
Clifford M. Sobel	—	6,638	—	6,638
Andrew H. Tisch	—	6,638	—	6,638
James S. Tisch	—	6,638	—	6,638

(1)
Messrs. Grebow, Sobel and A. Tisch served as directors until our 2020 annual meeting of stockholders held in May 2020. Messrs. Howard and McTeague were elected to the Board in March 2020. Our current directors who were appointed to the Board upon our emergence from chapter 11 reorganization in April 2021 and did not serve in 2020 are not included in this table. Marc Edwards, our former President and CEO, is not included in this table because he was an employee of our company during 2020, and therefore received no compensation for his service as director. The compensation received by Mr. Edwards as an employee of the company during 2020 is shown in the
2020 Summary Compensation Table
above.

(2)
These amounts represent the aggregate grant date fair value of awards of SARs granted pursuant to our Equity Plan for the year ended December 31, 2020, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of dollar amounts of these awards are included in Note 6,
Stock-Based Compensation
, to our audited consolidated financial statements for the fiscal year ended December 31, 2020 included in the Original Filing.

As of December 31, 2020, these
non-employee
directors held the following outstanding company equity awards:

Name	Unexercised Option Awards(#)
Anatol Feygin	3,000
Paul G. Gaffney II	35,000
Alan H. Howard	—
Peter McTeague	—
Kenneth I. Siegel	24,000
James S. Tisch	225,500
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS
As discussed above, on April 23, 2021 (or the Effective Date), our Joint Plan became effective and we emerged from bankruptcy. On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Joint Plan and the Bankruptcy Court’s order confirming the Joint Plan, our common stock outstanding immediately before the Effective Date was canceled and is of no further force or effect. On the Effective Date, the new organizational documents of our company, as reorganized on the Effective Date in accordance with the Joint Plan (or the Reorganized Company), became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Reorganized Company.
The following table shows certain information as of April 1, 2021 (unless otherwise indicated), which was prior to the Effective Date, as to all persons who, to our knowledge, were the beneficial owners of 5% or more of our common stock, which was our only outstanding class of voting securities as of such date. All shares reported were owned beneficially by the persons indicated unless otherwise indicated below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Loews Corporation	73,119,047	(1)	53.1%
	667 Madison Avenue
	New York, NY 10065-8087
Common Stock	Contrarius Investment Management Limited	13,255,994	(2)	9.6%
	2 Bond Street
	St. Helier, Jersey JE2 3NP
	Channel Islands

(1)
This information is based on a Schedule 13D/A (Amendment No. 3) filed with the SEC on March 23, 2020 by Loews Corporation (which we refer to as Loews), which reported that Loews had sole investment power and sole voting power over the shares.

(2)
This information is based on a Schedule 13G/A (Amendment No. 1) filed with the SEC on February 12, 2021 by Contrarius Investment Management Limited and Contrarius Investment Management (Bermuda) Limited, which reported that Contrarius Investment Management Limited had shared voting power over 13,255,994 shares and shared dispositive power over 13,255,994 shares, and Contrarius Investment Management (Bermuda) Limited had shared voting power over 13,255,994 shares and shared dispositive power over 13,255,994 shares. The address for Contrarius Investment Management (Bermuda) Limited is Waterloo House, 100 Pitts Bay Road, Pembroke HM 08, Bermuda.

Prior to our emergence from bankruptcy, we were a subsidiary of Loews. Loews is a holding company, with principal subsidiaries consisting of CNA Financial Corporation, an 89%-owned subsidiary engaged in commercial property and casualty insurance; Boardwalk Pipeline Partners, LP, a wholly-owned subsidiary engaged in the transportation and storage of natural gas and natural gas liquids; Loews Hotels Holding Corporation, a wholly-owned subsidiary engaged in the operation of a chain of hotels; and Altium Packaging LLC, a 99%-owned subsidiary engaged in the manufacture of rigid plastic packaging solutions.
STOCK OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table shows the shares of our common stock and common stock of Loews (which we refer to as Loews Common Stock) beneficially owned as of April 1, 2021, which was prior to the Effective Date, by each of our current directors, each of our current and former executive officers named in the
2020 Summary Compensation Table
above, and all our current directors and current executive officers as a group. Our directors and executive officers individually and as a group owned less than 1% of our common stock. Except as otherwise noted, the named beneficial owner had sole voting power and sole investment power with respect to the number(s) of shares shown below.

Name of Beneficial Owner	Shares of Our Common Stock	Shares of Loews Common Stock	% of Loews Common Stock
Raj Iyer	—	—	*
Neal P. Goldman	—	—	*
John H. Hollowell	—	—	*
Ane Launy	—	—	*
Patrick Carey Lowe	—	—	*
Adam C. Peakes	—	—	*
Ronald Woll	—	—	*
Scott L. Kornblau	—	—	*
David L. Roland (1)	810	—	*
Dominic A. Savarino	—	—	*
Marc Edwards	—	—	*
All Directors and Executive Officers as a Group (10 persons, comprised of those listed above other than Marc Edwards)	810	—	*

*	Less than 1% of the Loews Common Stock.
(1)	The number of shares of our common stock 810 shares held by virtue of Mr. Roland’s investment in our common stock pursuant to our Retirement Plan.
Equity Compensation Plan Information
The following table provides information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2020, categorized by (i) equity compensation plans previously approved by our stockholders and (ii) equity compensation plans not previously approved by our stockholders. As indicated in the table, as of December 31, 2020, all of our equity compensation plans had been approved by our stockholders.

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(2) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	11,000	43.84	5,299,853
Equity compensation plans not approved by stockholders	—	—	—
Total	11,000	43.84	5,299.853

(1)
As of December 31, 2020, there were no SARs outstanding under our Equity Plan with an exercise price less than $0.17, which was the closing price per share on December 31, 2020, as quoted on the OTC Pink Open Market.

(2)	The weighted-average exercise price does not take into account RSUs because RSUs do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence
All of our directors are currently independent directors. In addition, our Board determined that Anatol Feygin, Paul G. Gaffney, Alan H. Howard and Peter McTeague, each of whom resigned from our Board on April 23, 2021, and Edward Grebow and Clifford M. Sobel, each of whom previously served on our Board until May 13, 2020, were independent. In determining independence, each year our Board determines whether directors have any “material relationship” with our company or with any members of our senior management. When assessing the materiality of a director’s relationship with us, the Board considers all relevant facts and circumstances known to it and the frequency or regularity of the services provided by the director or such other persons or organizations to us or our affiliates, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to us as those prevailing at the time from unrelated parties for comparable transactions.
In determining whether or not or directors are independent, we have used the definition of independence under the NYSE Listing Standards. In addition, the Board has established guidelines to assist it in determining director independence. Under these guidelines, a director would not be considered independent if:

(1)	any of the following relationships existed during the past three years:

(i)
the director is our employee or has received more than $120,000 per year in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service;

(ii)
the director provided significant advisory or consultancy services to us or is affiliated with a company or firm that has provided significant advisory or consultancy services to us (annual revenue of the greater of 2% of the other company’s consolidated gross revenues or $1 million is considered significant for this purpose);

(iii)
the director has been a significant customer or supplier of ours or has been affiliated with a company or firm that is a significant customer or supplier of ours (annual revenue of the greater of 2% of the other company’s consolidated gross revenues or $1 million is considered significant for this purpose);

(iv)	the director has been employed by or affiliated with an internal or external auditor that within the past three years provided services to us; or
(v)	the director has been employed by another company where any of our current executives serve on that company’s compensation committee;

(2)
the director’s spouse, parent, sibling, child, mother- or
father-in-law,
son-
or
daughter-in-law
or brother- or
sister-in-law,
or any other person sharing the director’s home (other than a domestic employee), has a relationship described in (1) above; or

(3)	the director has any other relationships with us or with any member of our senior management that our Board of Directors determines to be material.
After considering all known relevant facts and circumstances and applying the independence guidelines described above, our Board has determined that all directors are currently independent under the NYSE Listing Standards and our independence guidelines. We refer to our six independent directors as our Independent Directors.
Transactions with Related Persons
We have a written policy requiring that any transaction, regardless of the size or amount, involving us or any of our subsidiaries in which any of our directors, director nominees, executive officers, principal stockholders or any of their immediate family members has had or will have a direct or indirect material interest, be reviewed and approved or ratified by our Audit Committee. All such transactions must be submitted to our General Counsel for review and reported to our Audit Committee for its consideration. In each case, the Audit Committee will consider, in light of all of the facts and circumstances known to it that it deems relevant, whether the transaction is fair and reasonable to our company.
Transactions with Loews
. Prior to the initial public offering of our common stock in 1995, we were a wholly-owned subsidiary of Loews Corporation (which we refer to as Loews). In connection with the initial public offering, we entered into agreements with Loews pursuant to which Loews agreed to provide certain management, administrative and other services to us and certain other obligations were assumed by the parties. These agreements, which are described below, were not the result of arm’s length negotiations between the parties.

Services Agreement
. We were party to a services agreement with Loews pursuant to which Loews performed certain administrative and technical services on our behalf. Such services included internal auditing services and advice and assistance with respect to obtaining insurance. Under the services agreement, we were required to reimburse Loews for (i) allocated personnel cost (such as salaries, employee benefits and payroll taxes) of the Loews personnel actually providing such services and
(ii) out-of-pocket
expenses related to the provision of such services. On April 24, 2020, the services agreement was terminated by mutual agreement. For 2020, we were charged approximately $250,000 for these services.
Registration Rights Agreement
. We were party to a registration rights agreement pursuant to which we agreed to file, upon the request of Loews and subject to certain limitations, one or more registration statements under the Securities Act of 1933, as amended, in order to permit Loews to offer and sell any of our common stock that Loews may hold. Subject to certain conditions, we also granted Loews the right to include its shares of our common stock in any registration statements covering offerings of our common stock by us. On January 29, 2021, the registration rights agreement was terminated by mutual agreement.
Item 14. Principal Accounting Fees and Services.
The Audit Committee of our Board of Directors has selected Deloitte & Touche LLP (or D&T) to serve as our independent registered public accounting firm (independent auditor) for fiscal year 2021. D&T has served as our independent auditor since 1989.
Audit Fees
D&T and its affiliates billed the following fees for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees (1)	$1,875,000	$2,113,700
Audit-Related Fees	—	—
Tax Fees (2)	22,000	—
All Other Fees (3)	4,000	4,000

Total	$1,901,000	$2,117,700

(1)
Audit Fees include the aggregate fees and expenses for the audit of our annual financial statements and internal control over financial reporting, reviews of our quarterly financial statements, various statutory audits of our foreign subsidiaries and aggregate fees and expenses associated with the consent for our Registration Statement on
Form S-3
filed with the SEC in March 2018.

(2)	Tax fees include aggregate fees and expenses related to tax consultations with respect to tax disputes outside the scope of the annual audit of our financial statements.
(3)	All Other Fees include fees and expenses for a subscription to an accounting research tool.
Auditor Engagement and
Pre-Approval
Policy
In order to assure the continued independence of our independent auditor, currently D&T, the Audit Committee has a policy requiring pre-approval
of all audit and
non-audit
services performed by the independent auditor. Under this policy, the Audit Committee annually pre-approves
certain limited, specified recurring services that may be provided by D&T. All other engagements for services that may be provided by D&T must be specifically pre-approved
by the Audit Committee, or a designated committee member to whom this authority has been delegated. Since its adoption of this policy, the Audit Committee or its designee has pre-approved
all engagements by us and our subsidiaries for services of D&T, including the terms and fees thereof, and concluded that such engagements were compatible with the continued independence of D&T in serving as our independent auditor.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Index to Financial Statements and Financial Statement Schedules

(1) Financial Statements	Page

Report of Independent Registered Public Accounting Firm	53 of the Original Filing
Consolidated Balance Sheets	57 of the Original Filing
Consolidated Statements of Operations	58 of the Original Filing
Consolidated Statements of Comprehensive Income or Loss	59 of the Original Filing
Consolidated Statements of Stockholders’ Equity	60 of the Original Filing
Consolidated Statements of Cash Flows	61 of the Original Filing
Notes to Consolidated Financial Statements	62 of the Original Filing

(b)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

3.2	Amended and Restated By-laws (as amended through July 23, 2018) of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 24, 2018).

4.1	Indenture, dated as of February 4, 1997, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon which was previously known as The Bank of New York) (as successor to The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2	Seventh Supplemental Indenture, dated as of October 8, 2009, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon), as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 8, 2009).

4.3	Eighth Supplemental Indenture, dated as of November 5, 2013, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon), as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed November 5, 2013).

4.4	Ninth Supplemental Indenture, dated as of August 15, 2017, between Diamond Offshore Drilling, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 16, 2017).

10.1+	Amended and Restated Diamond Offshore Management Company Supplemental Executive Retirement Plan effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.2+	Diamond Offshore Management Bonus Program, as amended and restated, and dated as of December 31, 1997 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.3+	Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit B attached to our definitive proxy statement on Schedule 14A filed April 1, 2014).

Exhibit No.	Description

10.4+	Form of Stock Option Certificate for grants to executive officers, other employees and consultants pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2004).

10.5+	Form of Stock Option Certificate for grants to non-employee directors pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 1, 2004).

10.6+	Form of Award Certificate for stock appreciation right grants to the Company’s executive officers, other employees and consultants pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 28, 2006).

10.7+	Form of Award Certificate for stock appreciation right grants to non-employee directors pursuant to the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.8+	Form of Award Certificate for grants of Performance Restricted Stock Units under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report Form 10-Q for the quarterly period ended March 31, 2014).

10.9+	Specimen Agreement for grants of restricted stock units to officers under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 30, 2015).

10.10+	Specimen Agreement for grants of restricted stock units to the Chief Executive Officer under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 30, 2015).

10.11+	Specimen agreement for grants of restricted stock units to executive officers under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 14, 2018).

10.12+	Specimen agreement for grants of restricted stock units to the Chief Executive Officer under the Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 14, 2018).

10.13+	The Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended June 28, 2018) (incorporated by reference to Exhibit 10.1 to our Quarterly Report Form 10-Q for the quarterly period ended June 30, 2018).

10.14+	Specimen agreement for cash incentive awards to executive officers under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 14, 2018).

10.15+	Specimen agreement for performance cash incentive awards to the Chief Executive Officer under the Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 14, 2018).

10.16	5-Year Revolving Credit Agreement, dated as of October 2, 2018, among Diamond Offshore Drilling, Inc., as the U.S. borrower, Diamond Foreign Asset Company, as the foreign borrower, Wells Fargo Bank, National Association, as administrative agent and swingline lender, the issuing banks named therein and the lenders named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 4, 2018).

10.17+	Specimen Cash Incentive Award Agreement for executive officers under the Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended on June 28, 2018) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 20, 2019).

Exhibit No.	Description

10.18+	Specimen Cash Incentive Award Agreement for the Chief Executive Officer under the Diamond Offshore Drilling, Inc. Incentive Compensation Plan (Amended and Restated as of January 1, 2018, as amended on June 28, 2018) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 20, 2019).

10.19+	Specimen Restricted Stock Unit Award Agreement for executive officers under the Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 20, 2019).

10.20+	Specimen Restricted Stock Unit Award Agreement for the Chief Executive Officer under the Diamond Offshore Drilling, Inc. Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 20, 2019).

10.21+	Employment Agreement, dated as of March 20, 2020, between Diamond Offshore Drilling, Inc. and Marc Edwards (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 23, 2020).

10.22+	Diamond Offshore Drilling, Inc. 2020 Key Employee Incentive Plan, effective as of April 21, 2020, and amended and restated as of June 23, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2020).

10.23	Plan Support Agreement, dated as of January 22, 2021, by and among the Debtors and the Consenting Stakeholders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 25, 2021).

21.1	List of Subsidiaries of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 21.1 to the Original Filing).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Original Filing).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Original Filing).

31.1*	Rule 15d-14(a) Certification of the Chief Executive Officer dated as of April 30, 2021.

31.2*	Rule 15d-14(a) Certification of the Chief Financial Officer dated as of April 30, 2021.

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer (previously furnished as Exhibit 32.1 to the Original Filing).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Original Filing).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Filing).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Original Filing).

101.LAB	Inline XBRL Taxonomy Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Filing).

101.PRE	Inline XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Original Filing).

101.DEF	Inline XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Original Filing).

Exhibit No.	Description

104*	The cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2020, formatted in Inline XBRL.

*	Filed or furnished herewith.

+	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

DIAMOND OFFSHORE DRILLING, INC.

By:	/s/ SCOTT KORNBLAU
Scott Kornblau
Chief Financial Officer