Form 10-Q
period 2021-03-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2021-05-10
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2021 Common stock, $0.0001 par value per share   100,000,019 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$311,357	$405,869
Restricted cash	34,308	24,511
Accounts receivable	151,224	136,222
Less: allowance for credit losses	(5,571)	(5,562)
Accounts receivable, net	145,653	130,660
Prepaid expenses and other current assets	89,666	62,275
Assets held for sale	1,000	2,000
Total current assets	581,984	625,315
Drilling and other property and equipment, net of
accumulated depreciation	3,900,414	4,122,809
Other assets	197,044	200,329
Total assets	$4,679,442	$4,948,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,278	$33,437
Accrued liabilities	236,649	140,788
Taxes payable	28,432	27,214
Current maturities of long-term debt	442,034	—
Total current liabilities	776,393	201,439
Deferred tax liability	22,766	28,338
Other liabilities	214,521	117,305
Commitments and contingencies (Note 9)
Total liabilities not subject to compromise	1,013,680	347,082
Liabilities subject to compromise	2,044,877	2,618,805
Stockholders’ equity:
Preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01, 500,000,000 shares authorized; 145,263,865 shares issued and 138,054,311 shares outstanding at March 31, 2021 and December 31, 2020)	1,453	1,453
Additional paid-in capital	2,029,979	2,029,979
(Accumulated deficit) retained earnings	(204,384)	157,297
Treasury stock, at cost (7,209,554 shares of common stock at March 31, 2021 and December 31, 2020)	(206,163)	(206,163)
Total stockholders’ equity	1,620,885	1,982,566
Total liabilities and stockholders’ equity	$4,679,442	$4,948,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Contract drilling	$122,553	$217,866
Revenues related to reimbursable expenses	12,264	11,304
Total revenues	134,817	229,170
Operating expenses:
Contract drilling, excluding depreciation	141,573	184,511
Reimbursable expenses	11,837	11,113
Depreciation	74,626	93,043
General and administrative	12,366	16,345
Impairment of assets	197,027	774,028
Gain on disposition of assets	(5,401)	(3,433)
Total operating expenses	432,028	1,075,607
Operating loss	(297,211)	(846,437)
Other income (expense):
Interest income	30	389
Interest expense, net of amounts capitalized (excludes $28,266 of contractual interest expense on debt subject to compromise for the three-month period ended March 31, 2021)	(32,562)	(32,321)
Foreign currency transaction gain	625	207
Reorganization items, net	(35,252)	—
Other, net	489	323
Loss before income tax expense	(363,881)	(877,839)
Income tax benefit	2,200	15,899
Net loss	$(361,681)	$(861,940)
Loss per share, Basic and Diluted	$(2.62)	$(6.25)
Weighted-average shares outstanding, Basic and Diluted	138,054	137,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(361,681)	$(861,940)
Other comprehensive losses, net of tax:
Derivative financial instruments:
Reclassification adjustment for gain included in net loss	—	(1)
Total other comprehensive loss	—	(1)
Comprehensive loss	$(361,681)	$(861,941)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended March 31, 2021

			Additional				Total
	Common Stock		Paid-In	Retained Earnings	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Shares	Amount	Equity
January 1, 2021	145,263,865	$1,453	$2,029,979	$157,297	7,209,554	$(206,163)	$1,982,566
Net loss	—	—	—	(361,681)	—	—	(361,681)
March 31, 2021	145,263,865	$1,453	$2,029,979	$(204,384)	7,209,554	$(206,163)	$1,620,885

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2020	144,781,766	$1,448	$2,024,347	$1,412,201	$(18)	7,077,856	$(205,768)	$3,232,210
Net loss	—	—	—	(861,940)	—	—	—	(861,940)
Stock-based compensation, net of tax	325,280	3	1,540	—	—	85,131	(324)	1,219
Net loss on derivative financial instruments	—	—	—	—	(1)	—	—	(1)
March 31, 2020	145,107,046	$1,451	$2,025,887	$550,261	$(19)	7,162,987	$(206,092)	$2,371,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(361,681)	$(861,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,626	93,043
Loss on impairment of assets	197,027	774,028
Gain on disposition of assets	(5,401)	(3,433)
Deferred tax provision	(5,565)	(13,797)
Stock-based compensation expense	—	1,543
Contract liabilities, net	6,974	34,285
Contract assets, net	(326)	3,092
Deferred contract costs, net	(9,176)	(14,576)
Other assets, noncurrent	1,279	(393)
Other liabilities, noncurrent	(110)	(3,346)
Other	282	451
Changes in operating assets and liabilities:
Accounts receivable	(14,993)	(17,307)
Prepaid expenses and other current assets	(1,340)	131
Accounts payable and accrued liabilities	68,274	(9,586)
Taxes payable	922	(5,036)
Net cash used in operating activities	(49,208)	(22,841)
Investing activities:
Capital expenditures	(40,617)	(74,850)
Proceeds from disposition of assets, net of disposal costs	7,400	4,548
Net cash used in investing activities	(33,217)	(70,302)
Financing activities:
Borrowings under credit facility	—	436,000
Debt issuance costs and arrangement fees	(2,290)	—
Net cash (used in) provided by financing activities	(2,290)	436,000
Net change in cash, cash equivalents and restricted cash	(84,715)	342,857
Cash, cash equivalents and restricted cash, beginning of period	430,380	156,281
Cash, cash equivalents and restricted cash, end of period	$345,665	$499,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A (File No. 1-13926).

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (or GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Restricted Cash

We maintain restricted cash bank accounts, which are subject to restrictions pursuant to a court order, to settle certain professional fees incurred upon or prior to our emergence from bankruptcy. See Note 2.

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities.  At March 31, 2021, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

2. Chapter 11 Proceedings

Chapter 11 Cases

As previously disclosed, on April 26, 2020 (or the Petition Date), Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to, together with the Company, as the Debtors) commenced voluntary cases (or the Chapter 11 Cases) for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). The Chapter 11 Cases were jointly administered under the caption In re Diamond Offshore Drilling, Inc., et al., Case No. 20-32307 (DRJ).

On and following the Petition Date, the Debtors filed motions with the Bankruptcy Court seeking authorization to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (or the Bankruptcy Code) and orders of the Bankruptcy Court.

On January 22, 2021, the Debtors entered into a Plan Support Agreement (or the PSA) among the Debtors, certain holders of the Company’s then-existing 5.70% Senior Notes due 2039, 3.45% Senior Notes due 2023, 4.875% Senior Notes due 2043 and 7.875% Senior Notes due 2025 (collectively, the Senior Notes) party thereto and certain holders of claims (collectively, the RCF Claims) under the Company’s then-existing $950.0 million syndicated revolving credit facility (or RCF). Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and entered into the Commitment Letter (as defined in the PSA) with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy.

The Debtors filed a joint Chapter 11 plan of reorganization with the Bankruptcy Court on January 22, 2021, which was subsequently amended on February 24, 2021 and February 26, 2021 (or the Plan).  On March 23, 2021, the Debtors filed the plan supplement for the Plan with the Bankruptcy Court, which was subsequently amended on April 6, 2021 and April 22, 2021 (or the Plan Supplement).

On April 8, 2021, the Bankruptcy Court entered an order confirming the Plan (or the Confirmation Order). On April 23, 2021 (or the Effective Date), all conditions precedent to the Plan were satisfied, the Plan became effective in accordance with its terms, and the Debtors emerged from Chapter 11 reorganization. See Note 11.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2020, we previously disclosed, based on our financial condition and our projected operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, that there was substantial doubt as to our ability to continue as a going concern at that time. Our ability to continue as a going concern was contingent upon confirmation of the Plan by the Bankruptcy Court and our ability to successfully implement the Plan. After the Debtors’ emergence from the Chapter 11 Cases on April 23, 2021 and based on our post-emergence capital structure and liquidity position, we concluded that there is no longer substantial doubt regarding our ability to continue as a going concern for the next 12 months.

Chapter 11 Accounting

We have prepared our unaudited condensed consolidated financial statements as if we were a going concern and in accordance with Financial Accounting Standards Board (or FASB) Accounting Standards Codification Topic No. 852 – Reorganizations (or ASC 852).

Reorganization Items. Expenditures, gains and losses that are realized or incurred by the Debtors subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are reported as “Reorganization items, net” in our unaudited Condensed Consolidated Statements of Operations. These costs include legal and other professional advisory service fees pertaining to the Chapter 11 Cases and all adjustments made to the carrying amount of certain prepetition liabilities, reflecting claims expected to be allowed by the Bankruptcy Court.

The following table provides information about reorganization items incurred during the three-month period ended March 31, 2021, subsequent to the Petition Date (in thousands):

Three Months Ended
March 31, 2021
Professional fees	$25,670
Accrued backstop commitment premium	9,900
Net gain on adjustments for allowed claims	(318)
Total reorganization items, net	$35,252

Payments of $20.6 million related to professional fees have been presented as cash outflows from operating activities in our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021. See Note 5.

Liabilities Subject to Compromise. We have reported prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. ASC 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court. The amounts reported as liabilities subject to compromise at December 31, 2020 were preliminary and subject to potential future adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. Upon filing the Plan in January 2021, we reclassified all prepetition liabilities out of “Liabilities subject to compromise,” because these claims will be paid in full and are unimpaired per the Plan, except for our Senior Notes and the corresponding prepetition interest, which were the only claims considered to be impaired and unsecured per the Plan.

Liabilities subject to compromise at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Debt subject to compromise:
Borrowings under RCF	$—	$436,000
3.45% Senior Notes due 2023	250,000	250,000
7.875% Senior Notes due 2025	500,000	500,000
5.70% Senior Notes due 2039	500,000	500,000
4.875% Senior Notes due 2043	750,000	750,000
Lease liabilities	—	112,646
Accrued interest	44,877	47,636
Accounts payable	—	16,725
Other accrued liabilities	—	1,302
Other liabilities	—	4,496
Total liabilities subject to compromise	$2,044,877	$2,618,805

Upon filing of the Chapter 11 Cases on April 26, 2020, we ceased accruing interest on our Senior Notes and borrowings under the RCF. Accordingly, we did not record $28.3 million of contractual interest expense related to our Senior Notes for the three months ended March 31, 2021. However, due to provisions in the PSA signed in January 2021 and other orders of the Bankruptcy Court, we resumed recognizing interest on our outstanding borrowings under the RCF and also recorded the unpaid post-petition interest not previously recognized.  As a result, during the first quarter of 2021, we accrued interest expense of $32.6 million for the period from April 26, 2020 through March 31, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020, and have reported such amount as “Interest expense” in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.

Fresh Start Accounting. Upon emergence from bankruptcy, we will be required to apply fresh start accounting to our financial statements because the following fresh start accounting criteria have been met: (i) the holders of existing voting shares of our common stock prior to the Effective Date will receive less than 50% of the voting shares outstanding following emergence from the Chapter 11 Cases and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan is expected to be less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to our consolidated financial statements as of the Effective Date. Under the principles of fresh start accounting, a new reporting entity is considered to have been created, and, as a result, we will allocate our reorganization value to our individual assets, including property, plant and equipment, based on their estimated fair values, which may differ materially from the recorded values of assets and liabilities on our unaudited condensed consolidated financial statements. The process of estimating the fair value of our assets, liabilities and equity on the Effective Date is currently ongoing and such amounts have not yet been finalized. In support of confirmation of the Plan, the enterprise value of the reorganized company was estimated to be approximately $805.0 million to $1,520.0 million, with a selected mid-point of $1,130.0 million as of an anticipated emergence date of April 30, 2021.

In addition, the cancellation of indebtedness income in relation to the Plan, along with other restructuring transactions contemplated in the Plan, are expected to materially reduce the Company’s existing U.S. tax attributes, including, but not limited to, net operating loss carryforwards.

As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements on or after the Effective Date will not be comparable with the financial statements prior to that date.

Debtor Financial Statements.

Unaudited condensed combined financial statements of the Debtors are set forth below. These financial statements exclude the financial statements of the non-Debtor subsidiaries. Transactions and balances of receivables and payables between the Debtors have been eliminated. Amounts payable to the non-Debtor subsidiaries are reported in the unaudited condensed combined balance sheet of the Debtors.

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED BALANCE SHEET

(Unaudited)

(In thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$296,249	$390,407
Restricted cash	34,308	24,511
Accounts receivable	138,619	123,981
Less: allowance for credit losses	(113)	(102)
Accounts receivable, net	138,506	123,879
Prepaid expenses and other current assets	77,833	50,439
Asset held for sale	1,000	1,000
Total current assets	547,896	590,236
Drilling and other property and equipment, net of
accumulated depreciation	3,890,261	4,112,527
Investments in non-debtor subsidiaries	2,468,384	2,468,384
Other assets	181,641	184,955
Total assets	$7,088,182	$7,356,102
LIABILITIES AND DEBTORS’ EQUITY
Current liabilities:
Accounts payable	$64,316	$30,280
Accrued liabilities	223,311	130,133
Taxes payable	27,517	25,005
Current maturities of long-term debt	442,034	-
Amounts payable to non-debtor subsidiaries	1,053,795	1,057,913
Total current liabilities	1,810,973	1,243,331
Note payable to non-debtor subsidiary	328,000	328,000
Deferred tax liability	6,342	11,907
Other liabilities	162,227	63,674
Total liabilities not subject to compromise	2,307,542	1,646,912
Liabilities subject to compromise	2,044,877	2,618,805
Total debtors’ equity	2,735,763	3,090,385
Total liabilities and debtors’ equity	$7,088,182	$7,356,102

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands)

Three Months Ended
March 31,
2021
Revenues:
Contract drilling	$119,133
Revenues related to reimbursable expenses	12,264
Total revenues	131,397
Operating expenses:
Contract drilling, excluding depreciation	130,268
Reimbursable expenses	11,837
Depreciation	74,496
General and administrative	12,039
Impairment of assets	197,027
Gain on disposition of assets	(3,442)
Total operating expenses	422,225
Operating loss	(290,828)
Other income (expense):
Interest income	15
Interest expense, net of amounts capitalized	(32,900)
Foreign currency transaction gain	402
Reorganization items, net	(35,252)
Other, net	467
Loss before income tax benefit	(358,096)
Income tax benefit	3,465
Net loss	$(354,631)

DIAMOND OFFSHORE DRILLING, INC. AND CERTAIN SUBSIDIARIES PARTY TO THE BANKRUPTCY CASES (DEBTOR-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Three Months Ended
March 31,
2021
Operating activities:
Net loss	$(354,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,496
Loss on impairment of assets	197,027
Gain on disposition of assets	(3,442)
Deferred tax provision	(5,558)
Contract liabilities, net	6,974
Contract assets, net	(326)
Deferred contract costs, net	(9,176)
Other assets, noncurrent	1,256
Other liabilities, noncurrent	2,494
Other	(370)
Changes in operating assets and liabilities:
Accounts receivable	(14,628)
Prepaid expenses and other current assets	(506)
Accounts payable and accrued liabilities	66,599
Taxes payable	1,001
Due to non-debtor subsidiaries	(4,118)
Net cash used in operating activities	(42,908)
Investing activities:
Capital expenditures	(43,605)
Proceeds from disposition of assets, net of disposal costs	4,442
Net cash used in investing activities	(39,163)
Financing activities:
Debt issuance costs and arrangement fees	(2,290)
Net cash used in financing activities	(2,290)
Net change in cash, cash equivalents and restricted cash	(84,361)
Cash, cash equivalents and restricted cash, beginning of period	414,918
Cash, cash equivalents and restricted cash, end of period	$330,557

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	March 31,	December 31,
	2021	2020
Trade receivables	$130,998	$115,732
Current contract assets (1)	3,196	2,870
Current contract liabilities (deferred revenue) (1)	(57,185)	(51,763)
Noncurrent contract liabilities (deferred revenue) (1)	(6,715)	(5,164)

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2021	$2,870
Contract liabilities at January 1, 2021	(56,927)
Net balance at January 1, 2021	(54,057)
Decrease due to amortization of revenue included in the beginning contract liability balance	11,340
Increase due to cash received, excluding amounts recognized as revenue during the period	(18,313)
Increase due to revenue recognized during the period but contingent on future performance	1,026
Decrease due to transfer to receivables during the period	(700)
Net balance at March 31, 2021	$(60,704)
Contract assets at March 31, 2021	$3,196
Contract liabilities at March 31, 2021	(63,900)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2021 (in thousands):

	For the Years Ending December 31,
	2021 (1)	2022	2023	2024	Total
Mobilization and contract preparation revenue	$26,861	$5,540	$2,908	$80	$35,389
Capital modification revenue	10,070	1,452	—	—	11,522
Blended rate revenue and other	15,054	1,070	—	—	16,124
Total	$51,985	$8,062	$2,908	$80	$63,035
(1)	Represents the nine-month period beginning April 1, 2021.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included.  The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2021. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB Accounting Standards Update (or ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

As discussed in Note 2, upon application of fresh start accounting, the estimated fair value of our assets and liabilities may differ materially from the recorded values of such assets and liabilities on our unaudited condensed consolidated financial statements at March 31, 2021. As a result, we expect that certain contract asset and contract liability balances discussed above and deferred contract costs may be redetermined in accordance with fresh start accounting guidance. As such, the amounts presented above as “revenue expected to be recognized in the future related to unsatisfied performance obligations” may not be fully recognized, if at all.

4. Impairment of Assets

2021 Impairment. For the first quarter ended March 31, 2021, we evaluated three of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the carrying value of one of these rigs, for which we have concerns regarding future opportunities, was impaired (or the 2021 Impaired Rig). We estimated the fair value of the 2021 Impaired Rig using an income approach, whereby the fair value of the rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. Our fair value estimate was representative of a Level 3 fair value measurement due to the significant level of estimation involved and the lack of transparency as to the inputs used.

2020 Impairment. During the first quarter of 2020, we evaluated five of our drilling rigs that had indicators of impairment.  Based on our assumptions and analysis at that time, we determined that the carrying values of four of these rigs were impaired (we collectively refer to these four rigs as the 2020 Impaired Rigs).

We estimated the fair values of the 2020 Impaired Rigs using an income approach, which utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures and repair costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. Our fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used.

We recorded aggregate impairments of $197.0 million and $774.0 million for the three months ended March 31, 2021 and 2020, respectively. See Note 6.

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods.

5. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Trade receivables	$130,998	$115,732
Value added tax receivables	10,642	10,781
Federal income tax receivables	8,420	8,420
Related party receivables	46	78
Other	1,118	1,211
	151,224	136,222
Allowance for credit losses	(5,571)	(5,562)
Total	$145,653	$130,660

The allowance for credit losses at March 31, 2021 and December 31, 2020, represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 6 for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred contract costs	$23,280	$19,808
Prepaid taxes	15,312	16,112
Rig spare parts and supplies	13,007	12,606
Deferred debt issuance costs	12,430	—
Collateral deposits	8,625	—
Current contract assets	3,196	2,870
Prepaid rig costs	2,548	2,317
Prepaid legal retainers	2,309	2,408
Prepaid insurance	2,196	2,446
Other	6,763	3,708
Total	$89,666	$62,275

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred revenue	$57,185	$51,763
Accrued interest	35,329	—
Payroll and benefits	33,216	30,296
Shorebase and administrative costs	23,547	17,275
Current operating lease liability	22,548	5,072
Rig operating costs	20,673	21,123
Accrued capital project/upgrade costs	17,255	7,075
Deferred debt issuance costs and financing fees	10,140	—
Accrued backstop commitment premium	9,900	—
Personal injury and other claims	5,346	6,495
Other	1,510	1,689
Total	$236,649	$140,788

Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Accrued but unpaid capital expenditures at period end	$17,255	$26,094
Accrued but unpaid debt issuance costs and arrangement fees (1)	10,140	—
Common stock withheld for payroll tax obligations (2)	—	324
Cash interest payments	—	19,785
Cash paid for reorganization items, net	20,584	—
Cash income taxes paid, net of (refunds):
Foreign	3,363	7,142
State	(34)	(14)

(1)

Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the three-month period ended March 31, 2021, which are accrued in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2021. In total, we incurred and capitalized financing costs of $12.4 million, which are reported in “Prepaid expenses and other current assets” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2021.

(2)

Represents the cost of 85,131 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units during the three-month period ended March 31, 2020. This cost is presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2020.

6. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At March 31, 2021, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have one customer for which we have required a letter of credit to guarantee $12.8 million of the revenue to be earned pursuant to a contract extension amendment signed during 2020.  We have not required any other credit enhancements by our customers or required any to pay for services in advance at March 31, 2021. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At March 31, 2021, $5.9 million in trade receivables were considered past due by 30 days or more, of which $5.5 million were fully reserved for in previous years and, of the remaining $0.4 million, only $0.2 million were older than 90 days past due.

Pursuant to FASB ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its related amendments (or collectively, CECL), we have reviewed our historical credit loss experience over a look-back period of ten years, which we deem to be representative of both up-turns and down-cycles in the offshore drilling industry.  Based on this review, we developed a credit loss factor using a weighted-average ratio of our actual credit losses to revenues during the look-back period. In addition, we also considered current and future anticipated economic conditions in determining our credit loss factor, including crude oil prices and liquidity of credit markets. In applying the requirements of CECL, we segregated our trade receivables into three credit loss risk pools based on customer credit ratings, each of which represents a tier of increasing credit risk. We calculated a credit loss factor based on historical loss rate information and then applied a multiple of our credit loss factor to each of these risk pools, considering the impact of current and future economic information and the level of risk associated with these pools, to calculate our current estimate of credit losses. Trade receivables that are fully covered by allowances for credit losses are excluded from these risk pools for purposes of calculating our current estimate of credit losses.

For purposes of calculating our current estimate of credit losses at March 31, 2021 and December 31, 2020, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period.  Our current estimate of credit losses under CECL was $0.1 million at both March 31, 2021 and December 31, 2020.  Our total allowance for credit losses was $5.6 million at both March 31, 2021 and December 31, 2020. See Note 5.

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

Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to certain of our drilling rigs, which were measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, and have presented the aggregate loss in “Impairment of assets” in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021. We had no assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

Assets measured at fair value are summarized below (in thousands).

	March 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Three Months Ended (1)
Nonrecurring fair value measurements:
Impaired assets (1)	$—	$—	$5,854	$5,854	$197,027

(1)

Represents an impairment charge recognized during the three months ended March 31, 2021 and corresponding book value as of March 31, 2021 of one semisubmersible rig, which was written down to its estimated fair value. See Note 4.

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (1)
Nonrecurring fair value measurements:
Impaired assets (2)	$—	$—	$1,000	$—	$842,016

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

Our Senior Notes are not measured at fair value; however, under the GAAP fair value hierarchy, our Senior Notes would be considered Level 2 liabilities. The fair value of our Senior Notes was derived using a third-party pricing service at March 31, 2021 and December 31, 2020. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our Senior Notes are shown below (in millions).

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.45% Senior Notes due 2023	$42.7	$250.0	$30.6	$250.0
7.875% Senior Notes due 2025	85.0	500.0	61.3	500.0
5.70% Senior Notes due 2039	85.0	500.0	61.2	500.0
4.875% Senior Notes due 2043	127.5	750.0	91.9	750.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

7. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Drilling rigs and equipment	$6,558,577	$6,987,630
Land and buildings	40,425	41,072
Office equipment and other	83,226	83,016
Cost	6,682,228	7,111,718
Less: accumulated depreciation	(2,781,814)	(2,988,909)
Drilling and other property and equipment, net	$3,900,414	$4,122,809

During the first quarter of 2021, we recorded an impairment charge of $197.0 million to write down a drilling rig with indicators of impairment to its estimated fair values. See Notes 4 and 6.

We have reported the $1.0 million net book value of the Ocean Valor, a previously impaired semisubmersible rig, as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2021. During the first quarter of 2021, we sold the Ocean America and Ocean Rover, both previously impaired semisubmersible rigs that were reported as “Assets held for sale” in our Consolidated Balance Sheets at December 31, 2020, for an aggregate net pre-tax gain of $4.4 million.

8. Credit Agreements

In March 2020, we borrowed $436.0 million under the RCF, which we entered into on October 2, 2018. The principal and interest under the RCF became immediately due and payable upon filing of the Chapter 11 Cases, which constituted an event of default under the RCF. Also, as a result of the filing of the Chapter 11 Cases, we received notification on April 28, 2020 that the commitments under the RCF had been reduced from $950.0 million to approximately $442.0 million, representing the amount of borrowings outstanding plus the value of a $6.0 million financial letter of credit, which was issued in January 2020 under the RCF in support of a previously issued surety bond. The letter of credit was drawn on by the beneficiary in January 2021 and was converted to an adjusted base rate loan under the RCF.

The outstanding borrowings and accrued pre-petition interest were presented as “Liabilities subject to compromise” in our unaudited Condensed Consolidated Balance Sheets at December 31, 2020. As a result of the signing of the PSA, we reclassified the outstanding borrowings and accrued pre-petition interest to “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and, during the first quarter of 2021, accrued post-petition interest incurred of $32.6 million for the period from April 26, 2020 through March 31, 2021.  The weighted average interest rate on the combined borrowings at March 31, 2021 was 8.50%.

See Note 11.

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

Non-Income Tax and Related Claims

We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for these taxes and the related penalties and interest and, accordingly, have recorded a $14.1 million and $13.5 million liability at March 31, 2021 and December 31, 2020, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. In addition, to defend against these assessments through all applicable proceedings, including any necessary judicial appeals, we could be required to post appeal bonds or other forms of guarantees, some of which may require cash collateral for up to the full amount of the guarantees. If we are required to post cash collateral to support any such guarantees, we intend to utilize a combination of cash on hand and availability under our revolving credit agreement, which could have a material adverse effect on our liquidity.

Other Litigation

We have been named in various other claims, lawsuits or threatened actions that are incidental to the ordinary course of our business, including a claim by one of our customers in Brazil, Petróleo Brasileiro S.A. (or Petrobras) that it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that it must pay to the Brazilian tax authorities for our applicable portion of withholding taxes related to Petrobras’ charter agreements with its contractors. We intend to defend these matters vigorously; however, litigation is inherently unpredictable, and the ultimate outcome or effect of any claim, lawsuit or action cannot be predicted with certainty. As a result, there can be no assurance as to the ultimate outcome of any litigation matter. Any claims against us, whether meritorious or not, could cause us to incur significant costs and expenses and require significant amounts of management and operational time and resources. In the opinion of our management, no such pending or known threatened claims, actions or proceedings against us are expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Personal Injury Claims

Under our primary insurance policies, which renewed effective May 1, 2021, our deductibles for marine liability insurance coverage with respect to personal injury claims, which primarily result from Jones Act liability in the U.S. Gulf of Mexico, are $5.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2021 our estimated liability for personal injury claims was $15.0 million, of which $5.1 million and $9.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2020 our estimated liability for personal injury claims was $14.7 million, of which $5.9 million and $8.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other

We were contingently liable as of March 31, 2021 in the aggregate amount of $25.0 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $18.9 million of these tax and customs bonds can require collateral at any time, while the remaining agreements, aggregating $6.1 million, cannot require collateral except in events of default.  At March 31, 2021, we had made aggregate collateral deposits of $23.5 million with respect to other bonds and letters of credit, including a $6.0 million financial letter of credit, which was issued in 2020 under the RCF in support of a previously issued surety bond and was drawn on by the beneficiary in January 2021 and converted to an adjusted base rate loan under the RCF.  These deposits were recorded in “Prepaid expenses and other current assets” and “Other assets,” in the amount of $8.6 million and $14.9 million, respectively, in our unaudited Condensed Consolidated Balance Sheets at March 31, 2021.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2021, our active drilling rigs were located offshore three countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended March 31, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$74,046	$5,993	$80,039
United Kingdom	24,091	1,950	26,041
Australia	11,673	3,154	14,827
Myanmar	9,322	1,167	10,489
Brazil	3,421	—	3,421
Total	$122,553	$12,264	$134,817

	Three Months Ended March 31, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$104,900	$3,144	$108,044
Brazil	63,179	—	63,179
United Kingdom	32,599	3,245	35,844
Australia	17,188	4,915	22,103
Total	$217,866	$11,304	$229,170

11. Subsequent Events

Chapter 11 Emergence

On April 8, 2021, the Bankruptcy Court entered the Confirmation Order. On April 23, 2021, all conditions precedent to the Plan were satisfied, the Plan became effective in accordance with its terms, and the Debtors emerged from Chapter 11 reorganization.

New Diamond Common Shares and New Warrants

On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled. The new organizational documents of the Reorganized Company (as defined below) became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Reorganized Company (or the New Diamond Common Shares).  Pursuant to the Warrant Agreement (as defined below), the Emergence Warrants (as defined below) were issued by the Company to holders of existing shares of common stock in the amounts, and on the terms, set forth in the Plan and the Plan Supplement.  Thus, the Company, as reorganized on the Effective Date in accordance with the Plan (or the Reorganized Company), issued the New Diamond Common Shares, the Emergence Warrants, and the First Lien Notes (as defined below) (collectively, the New Capital). The New Capital issued pursuant to the Plan was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (or the Securities Act) provided by section 1145 of the Bankruptcy Code and, to the extent such exemption is unavailable, was issued in reliance on the exemption provided by section 4(a)(2) of the Securities Act or another applicable exemption.

The new organizational documents authorized the Company to issue two classes of stock to be designated, respectively, Common Stock and Preferred Stock. The total number of shares of capital stock that the Company shall have authority to issue is 800,000,000, consisting of 750,000,000 shares of Common Stock, having a par value of $0.0001 per share and 50,000,000 shares of Preferred Stock, having a par value of $0.0001 per share.

On the Effective Date, pursuant to the Plan:

•	70,000,019 New Diamond Common Shares were transferred pro rata to holders of Senior Notes Claims (as defined in the Plan) in exchange for the cancellation of the Senior Notes;
•

30,000,000 New Diamond Common Shares were transferred pro rata to holders of Senior Notes Claims in exchange for providing $114.675 million of new-money commitments to the Debtors pursuant to the Rights Offerings, the Private Placements, and the Backstop Commitments (each as defined in the Backstop Agreement); and

•	7,526,894 Emergence Warrants were issued to the holders of Existing Parent Equity Interests (as defined in the Plan).

As of the Effective Date, 100,000,019 New Diamond Common Shares were issued and outstanding.

On the Effective Date and pursuant to the Plan, the Company entered into a Warrant Agreement (or the Warrant Agreement) with Computershare Inc., a Delaware corporation, and Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent, which provides for the issuance of an aggregate of 7,526,894 five-year warrants with no Black Scholes protection (or the Emergence Warrants). The Emergence Warrants have an exercise period of five years and are exercisable into 7% of the New Diamond Common Shares measured at the time of the exercise, subject to dilution by the MIP Equity Shares (as defined in the Plan). The Emergence Warrants are initially exercisable for one New Diamond Common Share per Emergence Warrant at an exercise price of $29.22 per Emergence Warrant (as may be adjusted from time to time pursuant to the Warrant Agreement). Pursuant to the Warrant Agreement, no holder of Emergence Warrants shall have or exercise any rights held by holders of New Diamond Common Shares solely by virtue thereof as a holder of Emergence Warrants, including the right to vote or to receive dividends and other distributions as a holder of New Diamond Common Shares.

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (or the Registration Rights Agreement) with certain parties who received New Diamond Common Shares under the Plan (or the RRA Shareholders). The RRA Shareholders have the right to demand that the Company file a shelf registration statement on or prior to the 60th day following the Effective Date if requested by at least one member of the Ad Hoc Group (as defined in the Plan) or on or prior to the 180th day following the Effective Date if requested by a holder of at least 1% of the New Diamond Common Shares at the time the Registration Rights Agreement was signed.

New Debt at Emergence

On the Effective Date, pursuant to the terms of the Plan, the Company and Diamond Foreign Asset Company (or DFAC), a Cayman Islands exempted company limited by shares, entered into the following debt instruments:

•

a senior secured revolving credit agreement (or the Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility, with a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Revolving Credit Facility), which is scheduled to mature on April 22, 2026;

•

a senior secured term loan credit agreement (or the Term Loan Credit Agreement), which provides for a $100.0 million senior secured term loan credit facility (or the Term Loan Credit Facility), which is scheduled to mature on April 22, 2027;

•

an indenture (or the First Lien Notes Indenture), pursuant to which approximately $85.3 million in aggregate principal amount of First Lien Notes maturing on April 22, 2027 were issued on the Effective Date; and

•	approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date (or Last Out Incremental Debt).

The borrower under the Revolving Credit Agreement and Term Loan Credit Agreement (collectively, the Credit Facilities) is DFAC (or the Borrower) and the co-issuers of the First Lien Notes are DFAC and Diamond Finance, LLC, a newly-formed wholly owned subsidiary of DFAC, (together, the Issuers). The Credit Facilities and the First

Lien Notes are unconditionally guaranteed, on a joint and several basis by the Borrower and certain of its direct and indirect subsidiaries (collectively with the Borrower, the Credit Parties and each, a Credit Party) and secured by senior priority liens on substantially all of the assets of, and the equity interests in, each Credit Party, including all rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Credit Facilities and the First Lien Notes Indenture.

Revolving Credit Facility. Borrowings under the Revolving Credit Agreement may be used to finance capital expenditures, pay fees, commissions and expenses in connection with the loan transactions and consummation of the Plan, and for working capital and other general corporate purposes. Availability of borrowings under the Revolving Credit Agreement is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Revolving Credit Agreement) would exceed $125.0 million or (ii) the Collateral Coverage Ratio (as defined below) would be less than 2.00 to 1.00 and the aggregate principal amount outstanding under the Revolving Credit Facility would exceed $400.0 million and/or the Total Collateral Coverage Ratio (as defined below) would be less than 1.30 to 1.00.

On the Effective Date, the Borrower incurred loans under the Revolving Credit Agreement in an aggregate amount of approximately $103.5 million of which $100.0 million was deemed incurred in exchange for certain obligations of the Company under its prepetition RCF and approximately $3.5 million was deemed incurred in satisfaction of certain upfront fees payable to the lenders under the Revolving Credit Agreement (or PIK Loans). The PIK Loans do not reduce the amount of available commitments under the Revolving Credit Agreement, and if repaid or prepaid may not be reborrowed.

Subsequent to the Effective Date, the Borrower drew an additional $10.0 million under the Revolving Credit Agreement.

The loans outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at the Borrower’s option, either: (i) the reserve-adjusted LIBOR Rate (as defined below), subject to a floor of 1% or (ii) a base rate, subject to a floor of 2.00%, determined as the greatest of (x) the rate per annum publicly announced from time to time by Wells Fargo Bank, National Association, as its prime rate (or the Wells Fargo Prime Rate), (y) the federal funds effective rate plus ½ of 1.00%, and (z) the reserve-adjusted one-month LIBOR Rate plus 1.00%. The applicable margin is initially 4.25% per annum for LIBOR Rate loans and 3.25% per annum for base rate loans. Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Revolving Credit Facility in connection with certain specified asset dispositions (subject to reinvestment rights if no event of default exists). Available Cash (as defined in the Revolving Credit Agreement) in excess of $125 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Revolving Credit Facility may be voluntarily prepaid and the commitments thereunder voluntarily terminated or reduced by the Borrower at any time without premium or penalty, other than customary breakage costs.

The Borrower is required to pay a quarterly commitment fee to each lender under the Revolving Credit Agreement, which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such lender’s commitments under the Revolving Credit Facility. The Borrower is also required to pay customary letter of credit and fronting fees.

The Revolving Credit Agreement obligates the Borrower and its restricted subsidiaries to comply with the following financial maintenance covenants:

•

as of the last day of each fiscal quarter, the ratio of (a) the Collateral Rig Value (as defined in the Revolving Credit Agreement), to (b) the aggregate outstanding principal amount of all Loans and L/C Obligations (both as defined in the Revolving Credit Agreement) thereunder (or the Collateral Coverage Ratio) is not permitted to be less than 2.00 to 1.00; and

•

as of the last day of each fiscal quarter, the ratio of (a) the Collateral Rig Value to (b) the sum of (1) the aggregate outstanding principal amount of all Loans and L/C Obligations thereunder, plus (2) the aggregate outstanding principal amount of the Term Loan Credit Facility, plus (3) the aggregate outstanding principal amount of the First Lien Notes, plus (4) the aggregate outstanding principal amount of the Last Out Incremental Debt (or the Total Collateral Coverage Ratio) as of the last day of any such fiscal quarter is not permitted to be less than 1.30 to 1.00.

The Revolving Credit Agreement contains negative covenants that limit, among other things, the Borrower’s ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions.

Additionally, the Revolving Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, cross-default to other material indebtedness, and a change of control.

Term Loan Credit Facility. On the Effective Date, the Borrower utilized the entire $100.0 million under the Term Loan Credit Facility to refinance a portion of the Company’s obligations under its prepetition RCF. The loans outstanding under the Term Loan Credit Facility (or the Term Loans) bear interest at a rate per annum equal to the applicable margin plus, at the Borrower’s option, either: (i) the reserve-adjusted London Inter-bank Offered Rate (or LIBOR), subject to a floor of 1.00%, (or LIBOR Rate Term Loans) or (ii) a base rate, (or Base Rate Term Loans) subject to a floor of 2.00%, determined as the greatest of (x) the Wells Fargo Prime Rate, (y) the federal funds effective rate plus ½ of 1.00%, and (z) the reserve-adjusted one-month LIBOR Rate plus 1.00%. The margin applicable to LIBOR Rate Term Loans is, at the Borrower’s option: (i) 6.00%, paid in cash; (ii) 4.00% paid in cash plus an additional 4.00% paid in kind; or (iii) 10.00% paid in kind. The margin applicable to Base Rate Term Loans is, at the Borrower’s option: (i) 5.00%, paid in cash; (ii) 3.50% paid in cash plus an additional 3.50% paid in kind; or (iii) 9.00% paid in kind. The loans under the Term Loan Credit Agreement may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrower at any time without premium or penalty, other than customary breakage costs. Interest on LIBOR Rate Term Loans is payable one, two, three, six, or, if agreed by all lenders, twelve months after such LIBOR Rate Term Loan is disbursed as, converted to or continued as a LIBOR Rate Term Loan as selected by the Borrower. Interest on Base Rate Term Loans is payable quarterly.

The Term Loan Credit Agreement contains negative covenants that limit, among other things, the Borrower’s ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions.

Additionally, the Term Loan Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, any material default under certain material contracts and agreements, cross-default to other material indebtedness, and a change of control.

First Lien Notes Indenture. On the Effective Date, pursuant to the Backstop Agreement and in accordance with the Plan, the Company (i) consummated the primary rights offering of the Issuers’ 9.00%/11.00%/13.00%

Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) and associated New Diamond Common Shares at an aggregate subscription price of approximately $46.9 million, (ii) closed the delayed draw rights offering of the Issuers’ First Lien Notes and associated New Diamond Common Shares at an aggregate subscription price of approximately $21.9 million, which was committed to but unfunded as of the Effective Date, (iii) consummated the primary private placement of the Issuers’ First Lien Notes and associated New Diamond Common Shares in an aggregate amount of approximately $28.1 million, (iv) closed the delayed draw private placement of the Issuers’ First Lien Notes and associated New Diamond Common Shares in an aggregate amount of approximately $17.8 million, which was committed to but unfunded as of the Effective Date, and (v) paid as consideration to the participants in the Backstop Agreement a commitment premium in the form of additional First Lien Notes in a principal amount of approximately $10.3 million, equal to 9.00% of the aggregate amount of First Lien Notes (or the Commitment Premium First Lien Notes).

Interest on the First Lien Notes accrues, at the Issuers’ option, at a rate of: (i) 9.00% per annum, payable in cash; (ii) 11.00% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional First Lien Notes (or PIK Notes); or (iii) 13.00% per annum, with the entirety of such interest to be payable by issuing PIK Notes. The Issuers shall pay interest semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2021.

The First Lien Notes Indenture provides for the early redemption of the First Lien Notes by the Issuers as follows:

•	before October 23, 2021, all of the First Lien Notes may be redeemed at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date;
•

on or after October 23, 2021 and prior to April 22, 2023, the First Lien Notes may be redeemed, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount plus the Applicable Premium (as defined in the First Lien Notes Indenture) as of, and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date;

•

on or after April 22, 2023, the First Lien Notes may be redeemed, in whole or in part, at any time and from time to time at fixed redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date; and

•

upon a Change of Control (as defined in the First Lien Notes Indenture), the Issuers must offer to purchase all remaining outstanding First Lien Notes at a redemption price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, within 30 days of such Change of Control.

The First Lien Notes Indenture contains covenants that limit, among other things, the ability of the Company and certain of its subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (iii) make investments; (iv) repay or redeem junior debt; (v) sell stock of its subsidiaries; (vi) transfer or sell assets; (vii) enter into sale and leaseback transactions; (viii) create, incur or assume liens; or (ix) enter into transactions with certain affiliates. These covenants are subject to a number of important limitations and exceptions.

The First Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding First Lien Notes to be declared due and payable immediately.

Claims Treatment Under the Plan

In accordance with the Plan, holders of claims against and interests in the Debtors received the following treatment on the Effective Date, or as soon as reasonably practicable thereafter:

•

Other Secured Claims. Except to the extent that such holder agreed to a less favorable treatment, in full and final satisfaction, settlement, release, and discharge of, and in exchange for such Other Secured Claim (as defined in the Plan), each such holder received (i) payment in full in cash or (ii) such other treatment so as to render such holder’s claim unimpaired.

•

Other Priority Claims. Except to the extent that such holder agreed to a less favorable treatment, in full and final satisfaction, settlement, release, and discharge of, and in exchange for such claim each holder of an Allowed Other Priority Claim (as defined in the Plan) received (i) payment in cash of the unpaid portion of its claim or (ii) other treatment consistent with the provisions of section 1129(a)(9) of the Bankruptcy Code.

•

RCF Claims.  Except to the extent that such holder agreed to a less favorable treatment, in full and final satisfaction, settlement, release, and discharge of, and in exchange for each RCF Claim (as defined in the Plan), each holder of an Allowed RCF Claim (as defined in the Plan) received (A) first, its pro rata share calculated as a percentage of all holders in such class that elected to participate in the Revolving Credit Facility of the RCF Cash Paydown (as defined in the Plan); (B) second, to the extent such holder’s RCF Claims were not satisfied in full after the application of the RCF Cash Paydown, its Participating RCF Lender Share (as defined in the Plan) of up to $100 million of funded loans under the Revolving Credit Facility; and (C) third, to the extent such holder’s RCF Claims were not satisfied in full after the application of the RCF Cash Paydown and the allocation of funded loans under the Revolving Credit Facility, a share of $200 million (less the amount of aggregate funded loans under the Revolving Credit Facility on the Effective Date) of the Term Loan Facility that was equal to the remaining unsatisfied amount of such holder’s RCF Claims.

•

Senior Notes Claims.  Except to the extent that such holder agreed to a less favorable treatment, in full and final satisfaction, settlement, release and discharge of, and in exchange for such Senior Notes Claims (as defined in the Plan), each holder of an Allowed Senior Notes Claim (as defined in the Plan) received its pro rata share of 70.00% of the New Diamond Common Shares, subject to dilution by the Emergence Warrants and the MIP Equity Shares.

•

General Unsecured Claims.  Except to the extent that such holder agreed to a less favorable treatment, in full and final satisfaction, settlement, release, and discharge of, and in exchange for such General Unsecured Claims (as defined in the Plan), each holder of an Allowed General Unsecured Claim (as defined in the Plan) received (i) payment in full in cash (inclusive of post-petition interest); (ii) Reinstatement (as defined in the Plan); or (iii) such other treatment sufficient to render such claims unimpaired.

•

Existing Parent Equity Interests.  Each holder of an Allowed Existing Parent Equity Interest (as defined in the Plan) received its pro rata share of the Emergence Warrants, subject to dilution by the MIP Equity Shares.

•	Intercompany Claims. All Intercompany Claims (as defined in the Plan) were adjusted, Reinstated (as defined in the Plan), or discharged at the Debtors’ discretion.
•

Intercompany Interests.  All Intercompany Interests (as defined in the Plan) were (i) cancelled (or otherwise eliminated) and received no distribution under the Plan or (ii) Reinstated at the Debtors’ option.

Changes to Board of Directors and Chief Executive Officer

In accordance with the Plan, Anatol Feygin, Paul G. Gaffney II, Alan H. Howard, Peter McTeague, Kenneth I. Siegel, and James S. Tisch resigned from the board of directors of the Company (or the “Board”) on the Effective Date. In addition, Marc Edwards resigned from his position as Chairman of the Board, President and Chief Executive Officer of the Company on the Effective Date. Also on the Effective Date, the following new directors were appointed to the Board: Neal Goldman, John Hollowell, Raj Iyer, Ane Launy, Patrick Carey Lowe and Adam Peakes; and Ron Woll, the Company’s Executive Vice President and Chief Operating Officer, assumed the role of Interim Chief Executive Officer and Interim President.

Well Control Equipment Services and Lease Agreements

On March 29, 2021, we signed an amendment to an existing agreement with a subsidiary of Baker Hughes Company (or Baker Hughes) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our four drillships, which became effective on the Effective Date. Among other things, the amendment reduced the rate payable to Baker Hughes for such services, reduced the scope of services to be provided under the agreement and added a requirement for us to contract with Baker Hughes independent of the agreement for certain work previously covered by the agreement. The amendment also provides for the early termination of the agreement by us for convenience after January 1, 2022 pursuant to the terms of the amended agreement.

On March 31, 2021, we signed an amendment to our long-term operating lease agreement for the Well Control Equipment on our four drillships, which became effective on the Effective Date. The general terms of the lease were unchanged, including the stipulated cost per day and available renewal options, however, a ceiling was added to a previously unpriced purchase option at the end of the original 10-year lease term.

This amendment is considered a lease modification effective on April 23, 2021, whereby we were required to reassess lease classification and remeasure the corresponding right-of-use-asset and lease liability. Due to the purchase option ceiling provision included in the amendment, we now believe that we are reasonably certain to exercise the purchase option at the end of the original lease term. Therefore, we have changed the lease classification from an operating lease to a finance lease.  The remeasurement of the right-of-use asset and lease liability, which now includes the estimated purchase option price of the Well Control Equipment, is currently being evaluated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 12 floater rigs (four drillships and eight semisubmersibles), including two cold-stacked semisubmersible rigs, the Ocean GreatWhite and Ocean Valiant. The Ocean Valor is being marketed for sale and has been excluded from our current rig fleet. During the first quarter of 2021, we sold the Ocean America and Ocean Rover for scrap value. See “– Market Overview.”

Bankruptcy Filing

As previously disclosed, on April 26, 2020, Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to, together with the Company, as the Debtors) commenced voluntary cases (or the Chapter 11 Cases)  for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). On January 22, 2021, the Debtors entered into a Plan Support Agreement (or the PSA), among the Debtors, certain holders of the Company’s then-existing 5.70% Senior Notes due 2039, 3.45% Senior Notes due 2023, 4.875% Senior Notes due 2043 and 7.875% Senior Notes due 2025 (collectively, the Senior Notes) party thereto and certain holders of claims (collectively, the RCF Claims) under the Company’s then-existing $950.0 million syndicated revolving credit facility (or RCF). Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and entered into the Commitment Letter (as defined in the PSA) with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy.

The Debtors filed a joint Chapter 11 plan of reorganization with the Bankruptcy Court on January 22, 2021, which was subsequently amended on February 24, 2021 and February 26, 2021 (or the Plan).  On March 23, 2021, the Debtors filed the plan supplement for the Plan with the Bankruptcy Court, which was subsequently amended on April 6, 2021 and April 22, 2021 (or the Plan Supplement).

On April 8, 2021, the Bankruptcy Court entered an order confirming the Plan (or the Confirmation Order). On April 23, 2021 (or the Effective Date), all conditions precedent to the Plan were satisfied, the Plan became effective in accordance with its terms, and the Debtors emerged from Chapter 11 reorganization.

See Note 2 “Chapter 11 Proceedings” and Note 11 “Subsequent Events” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report and “– Liquidity and Capital Resources.”

Market Overview

The offshore contract drilling market continues to be severely challenged by an oversupply of rigs and continued depressed commodity prices, leading to a continuation of the prolonged industry downturn, a reduction in the number of drilling projects being sanctioned and increased competition.

The global COVID-19 outbreak in 2020 and resulting measures to mitigate the spread of the virus, including government-imposed lockdowns, restrictions and travel bans, contributed to a dramatic fall in demand for oil that has continued into 2021. The modest success of COVID-19 restrictions and mitigation protocols in slowing the spread of the virus and the ongoing distribution of vaccines to combat COVID-19 have resulted in the easing of lockdowns and restrictions in some areas, as well as a gradual increase in demand for oil. However, the increase in demand has been tempered by struggling economies in parts of the globe remaining in various stages of lockdown due to a resurgence in COVID-19 cases, as well as employers adapting their business footprints as a result of prolonged work-from-home arrangements.

Commodity prices have risen modestly since the beginning of 2021. As of the date of this report, the price for Brent crude oil had risen to the high-$60-per-barrel range. Despite the modest recovery in commodity prices since the first quarter of 2020, some analysts expect downward pressure on oil prices to persist in 2021 due to continuing concerns related to COVID-19 and the uncertain longevity of oil production quotas. Some industry analysts also predict that oil demand recovery/growth could be slowed by increasing fuel efficiency standards and decarbonization efforts. As a result, depressed commodity prices could continue for the foreseeable future.

As a result of low commodity prices and uncertain global demand, many exploration and production companies, including some of our customers, made significant reductions in their capital spending programs during 2020 and a conservative spending trend is expected to continue through 2021. Given the continued uncertainty around COVID-19 and other macroeconomic factors, many customers have elected to defer previously sanctioned offshore drilling projects, negatively impacting utilization of offshore contract drilling rigs.

At the end of the first quarter of 2021, based on industry reports, global floater contracted utilization was approximately 63%, with 131 of 207 available rigs contracted. In addition, industry analysts report that 25 floater rigs remain on order, with no floater deliveries having occurred since 2019 due to purchaser-negotiated delivery deferrals. Only three of the nine rigs on order scheduled for delivery in 2021 have been contracted for future work. The remaining rigs on order, none of which are contracted for future work, are scheduled for delivery in 2022 and 2023. Industry analysts also estimate that available rig supply will increase in 2021 as more than 45 of the currently contracted floaters will complete their contracts during the year and be available, increasing competition. To manage supply and reduce expenses in an oversupplied and highly competitive market, drilling contractors retired seven additional floaters so far in 2021 based on industry data. Additionally, during periods of rig oversupply, it is not uncommon for a drilling contractor to elect to forego upcoming special surveys for rigs rolling off contract with no future work, resulting in the cold stacking or ultimate retirement of a rig. Industry analysts report, as of the date of this report, that there are 45 currently cold-stacked floaters, nearly half of which have been cold stacked for two years or more. Historically, the longer a drilling rig remains cold stacked, the cost of reactivation increases and, thus, the likelihood of reactivation decreases.

During the first quarter of 2021, we recognized an asset impairment of $197.0 million to write down one of our semisubmersible rigs to its estimated fair value. If market fundamentals in the offshore oil and gas industry continue to deteriorate or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods. As of the date of this report, we have two cold-stacked semisubmersible rigs, one of which has not been impaired.

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

The following table reflects our contract drilling backlog as of April 1, 2021 (and does not include any contracts signed after April 1, 2021 but prior to the date of this report), January 1, 2021 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2020), and April 1, 2020 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (in millions).

	April 1, 2021 (1)	January 1, 2021 (1)	April 1, 2020 (1)
Contract Drilling Backlog	$1,092	$1,187	$1,393

(1)

Contract drilling backlog as of April 1, 2021, January 1, 2021 and April 1, 2020 excludes future commitment amounts totaling approximately $74.0 million, $75.0 million and $100.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of April 1, 2021 (in millions).

	For the Years Ending December 31,
	Total	2021 (1)	2022	2023	2024
Contract Drilling Backlog (2)	$1,092	$530	$415	$144	$3

(1)	Represents the nine-month period beginning April 1, 2021.
(2)

Contract drilling backlog as of April 1, 2021 excludes a future gross margin commitment of approximately $74.0 million for the three-year period ending December 31, 2023.  This amount is payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of the three-year period, pursuant to terms of an existing contract.

The following table reflects the percentage of rig days per year committed as of April 1, 2021. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2021 (1)	2022	2023	2024
Percentage of Rig Days Committed (2)	76%	43%	12%	0%

(1)	Represents the nine-month period beginning April 1, 2021.
(2)

As of April 1, 2021, includes approximately 195 rig days and 70 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the remainder of 2021 and for the year 2022, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Reorganization Costs. We expect to incur incremental costs of approximately $20 million to $25 million during the second quarter of 2021 for attorneys, financial advisors and other professionals in connection with the Chapter 11 Cases.

COVID-19 Pandemic. The most immediate impact and risk to our business as a result of the COVID-19 outbreak and efforts to mitigate the spread of the virus have been to the safety of our personnel, as well as travel restrictions that have challenged the ability to move personnel, equipment, supplies and service personnel to-and-from our drilling rigs. In some instances, we have asked our rig crews to quarantine in-country before offshore rotations, as well as to remain in-country after their offshore rotation, resulting in incremental costs for salaries and other employee-related expenses such as meals and lodging. Our employee travel costs have also increased due to decreased passenger capacity on carriers, requiring additional trips to move personnel. In some cases, we incur freight surcharges to bring equipment and supplies to our rigs. We have also incurred additional costs to deep-clean facilities, for medical personnel and to purchase medical supplies and personal protective equipment.

With respect to protecting our crews and, thus, our rig operations, we have adopted COVID-19 testing requirements based on the regions in which our rigs are operating that primarily require testing of all personnel prior to an offshore rotation or travel from the U.S. to an international location. Additionally, for most of our rigs we have implemented the following health protocols:

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

Regulatory Surveys and Planned Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. In addition, our operating income is negatively impacted by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2021, we expect to spend approximately 195 days of planned downtime, including approximately an aggregate 90 days and 45 days for mobilization and contract preparation activities for the Ocean BlackRhino and Ocean Courage, respectively.  Also, in the second quarter of 2021, we expect to spend approximately 45 days for intermediate surveys and repairs for the Ocean Patriot and Ocean Endeavor and approximately 15 days for the mobilization of the Ocean Apex. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, upgrades, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our current insurance policy, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $10.0 million per occurrence. We may retain loss-of-hire insurance policies from time to time to cover certain rigs.

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Under these policies, which renewed effective May 1, 2021, our deductibles for marine liability are $5.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the three-month periods ended March 31, 2021 and 2020 (in thousands, except days, daily amounts and percentages).

	Three Months Ended March 31,
	2021	2020
REVENUE-EARNING DAYS (1)	580	795
UTILIZATION (2)	54%	56%
AVERAGE DAILY REVENUE (3)	$211,300	$273,900

CONTRACT DRILLING REVENUE	$122,553	$217,866
REVENUE RELATED TO REIMBURSABLE EXPENSES	12,264	11,304
TOTAL REVENUES	$134,817	$229,170
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$141,573	$184,511
REIMBURSABLE EXPENSES	$11,837	$11,113
OPERATING LOSS
Contract drilling services, net	$(19,020)	$33,355
Reimbursable expenses, net	427	191
Depreciation	(74,626)	(93,043)
General and administrative expense	(12,366)	(16,345)
Impairment of assets	(197,027)	(774,028)
Gain on disposition of assets	5,401	3,433
Total Operating Loss	$(297,211)	$(846,437)
Other income (expense):
Interest income	30	389
Interest expense, net of amounts capitalized	(32,562)	(32,321)
Foreign currency transaction gain	625	207
Reorganization items, net	(35,252)	—
Other, net	489	323
Loss before income tax expense	(363,881)	(877,839)
Income tax benefit	2,200	15,899
NET LOSS	$(361,681)	$(861,940)

(1)	An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)

Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all specified rigs in our fleet (including two cold-stacked rigs at March 31, 2021 and 2020).

(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per R-E day.

Three Months Ended March 31, 2021 and 2020

Contract Drilling Revenue. Contract drilling revenue decreased $95.3 million during the first quarter of 2021 compared to the first quarter of 2020, primarily due to the effect of 215 fewer R-E days ($59.0 million) and lower average daily revenue earned ($36.3 million).  R-E days decreased compared to the first quarter of 2020, primarily due to fewer R-E days related to the cold-stacked Ocean Valiant and held-for-sale Ocean Valor (an aggregate 156 fewer R-E days) and incremental downtime attributable to the warm stacking of rigs between contracts (97 fewer R-E days), partially offset by the favorable impact of incremental R-E days for the Ocean Onyx (38 additional days), which commenced a new contract during the first quarter of 2021 after its reactivation. The decrease in average daily revenue was primarily related to the Ocean BlackLion and Ocean Monarch both starting new contracts in the latter part of 2020 at lower dayrates than the rigs’ previous contracts and due to a decreased dayrate earned by the Ocean BlackHawk as a result of renegotiating its long-term contract in mid-2020.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, decreased $42.9 million during the first quarter of 2021 compared to the first quarter of 2020, primarily as a result of the cold-stacking of the Ocean GreatWhite and Ocean Valiant in 2020 ($16.7 million), combined with lower costs for the remainder of the fleet for labor and personnel ($13.2 million), repairs and maintenance ($8.0 million) and shorebase and overhead costs and other rig costs ($5.0 million). These other reductions in costs are due to the warm stacking of rigs discussed above, as well as 2020 cost cutting initiatives.

Depreciation Expense. Depreciation expense for the first quarter of 2021 decreased $18.4 million compared to the same quarter of 2020.  The reduction in depreciation expense primarily related to a lower depreciable asset base in the first quarter of 2021 due to asset impairments recognized during 2020.

Impairment of Assets. During the first quarter of 2021, we recognized an impairment charge of $197.0 million to write down the carrying value of one of our rigs with indicators of impairment due to concerns over future opportunities. In the first quarter of 2020, we recognized an aggregate impairment charge of $774.0 million to write down four of our drilling rigs with indicators of impairment to their estimated fair values. See Notes 4 and 7 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Interest Expense.  Upon filing the Chapter 11 Cases on April 26, 2020, we ceased accruing interest expense on our Senior Notes and borrowings under the RCF.  Accordingly, we did not record $28.3 million of contractual interest expense related to our Senior Notes for the three months ended March 31, 2021. However, due to provisions in the PSA signed in January 2021, we resumed recognizing interest on our outstanding borrowings under the RCF and also recorded the unpaid post-petition interest not previously recognized.  As a result, during the first quarter of 2021, we accrued interest expense of $32.6 million for the period from April 26, 2020 through March 31, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020. Interest expense for the first quarter of 2020 consisted of $29.7 million and $2.6 million of interest recognized on our Senior Notes and RCF, respectively.

Reorganization Items, net. In the first quarter of 2021, we recognized $35.3 million in expenses and other net losses directly related to the Chapter 11 Cases, primarily consisting of professional fees ($25.7 million) and the accrual of a backstop commitment premium related to our First Lien Notes (as defined below) ($9.9 million), partially offset by a net gain from the adjustment of liabilities to their allowed claim amounts ($0.3 million). See Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Income Tax Benefit. We recorded a net income tax benefit of $2.2 million (0.6% effective tax rate) for the first quarter of 2021, compared to $15.9 million (1.8% effective tax rate) for the first quarter of 2020. The decrease in the effective tax rate was primarily due to an increase in valuation allowance for tax attributes that are not likely to be realized and our mix of domestic and international pre-tax profits and losses.

Liquidity and Capital Resources

On the Effective Date, pursuant to the terms of the Plan, the Company and Diamond Foreign Asset Company (or DFAC), a Cayman Islands exempted company limited by shares, entered into the following debt instruments:

•

a senior secured revolving credit agreement (or the Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility, with a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Revolving Credit Facility), which is scheduled to mature on April 22, 2026;

•

a senior secured term loan credit agreement (or the Term Loan Credit Agreement), which provides for a $100.0 million senior secured term loan credit facility (or the Term Loan Credit Facility), which is scheduled to mature on April 22, 2027;

•

an indenture (or the First Lien Notes Indenture), pursuant to which approximately $85.3 million in aggregate principal amount of the Issuer’s (as defined below) 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) maturing on April 22, 2027 were issued on the Effective Date and

•	approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date.

The borrower under the Term Loan Credit Agreement and Revolving Credit Agreement (collectively, the Credit Facilities) is DFAC (or the Borrower) and the co-issuers of the First Lien Notes are DFAC and Diamond Finance, LLC, a newly-formed wholly owned subsidiary of DFAC, (together, the Issuers). The Credit Facilities and the First Lien Notes are unconditionally guaranteed, on a joint and several basis by the Borrower and certain of its direct and indirect subsidiaries (collectively with the Borrower, the Credit Parties and each, a Credit Party) and secured by senior priority liens on substantially all of the assets of, and the equity interests in, each Credit Party, including all rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Credit Facilities and the First Lien Notes Indenture.

See Note 11 “Subsequent Events” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

We have historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include the servicing of our debt repayments and interest payments, as well as funding our working capital requirements and capital expenditures. As of April 1, 2021, our contractual backlog was $1.1 billion, of which $0.5 billion related to the remainder of 2021. At March 31, 2021, we had cash available for current operations of $311.4 million.

Sources and Uses of Cash

Cash Flow from Operations. Cash flow from operations for the first quarter of 2021 decreased $26.4 million compared to the same period of 2020, primarily due to lower cash receipts for contract drilling services ($118.8 million).  The incremental cash used for operations was partially offset by lower net cash expenditures for contract drilling, shorebase support and general and administrative costs ($88.6 million) and lower cash income tax payments, net of refunds ($3.8 million) in the first quarter of 2021 compared to the first quarter of 2020.

Upgrades and Other Capital Expenditures. As of the date of this report, we expect cash capital expenditures for the last nine months of 2021 to be approximately $50 million to $70 million for a total spend of approximately $90 million to $110 million in 2021.  Planned spending for the remainder of 2021 associated with projects under our capital maintenance and replacement programs includes equipment upgrades for the Ocean BlackRhino and Ocean Courage.   At March 31, 2021, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Other Obligations. As of March 31, 2021, the total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $57.6 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Other Commercial Commitments - Letters of Credit

See Note 9 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of certain of our other commercial commitments.

Off-Balance Sheet Arrangements

At March 31, 2021 and December 31, 2020, we had no off-balance sheet debt or other off-balance sheet arrangements.

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (or the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “would,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	our ability to continue as a going concern;
•	increased advisory costs to execute the Plan and increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;
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

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;

•	financing plans;
•	market outlook;
•	oil prices;
•	tax planning;
•	changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•	debt levels and the impact of changes in the credit markets and credit ratings for us and our debt;
•	budgets for capital and other expenditures;
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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2021. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A, includes a detailed discussion of certain material risk factors facing our company. No material changes have been made to such risk factors as of March 31, 2021.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

2.1

Second Amended Joint Chapter 11 Plan of Reorganization of Diamond Offshore Drilling, Inc. and Its Debtor Affiliates (incorporated by reference to Exhibit 1 of the Confirmation Order attached as Exhibit 99.1 to our Current Report on Form 8-K filed on April 14, 2021).

3.1	Third Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2021).

3.2	Second Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on April 29, 2021).

10.1**

Plan Support Agreement, dated as of January 22, 2021, by and among the Debtors and certain holders of Senior Notes and RCF Claims (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2021).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

**   Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date May 7, 2021	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date May 7, 2021		/s/ Dominic A. Savarino
Dominic A. Savarino
Vice President and Chief Accounting & Tax Officer