Form 10-Q
period 2021-06-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2021-08-04
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021 Common stock, $0.0001 par value per share   100,074,948 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED JUNE 30, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$25,623	$405,869
Restricted cash	27,747	24,511
Accounts receivable	218,989	136,222
Less: allowance for credit losses	(6,142)	(5,562)
Accounts receivable, net	212,847	130,660
Prepaid expenses and other current assets	65,792	62,275
Assets held for sale	1,000	2,000
Total current assets	333,009	625,315
Drilling and other property and equipment, net of
accumulated depreciation	1,350,058	4,122,809
Other assets	82,384	200,329
Total assets	$1,765,451	$4,948,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,272	$33,437
Accrued liabilities	153,740	140,788
Taxes payable	30,386	27,214
Current finance lease liabilities	15,338	—
Total current liabilities	260,736	201,439
Long-term debt	316,051	—
Noncurrent finance lease liabilities	156,489	—
Deferred tax liability	3,251	28,338
Other liabilities	140,415	117,305
Commitments and contingencies (Note 11)
Total liabilities not subject to compromise	876,942	347,082
Liabilities subject to compromise	—	2,618,805
Total liabilities	$876,942	$2,965,887
Stockholders’ equity:
Predecessor preferred stock (par value $0.01, 25,000,000 shares authorized, none issued and outstanding)	—	—
Predecessor common stock (par value $0.01, 500,000,000 shares authorized; 145,263,865 shares issued and 138,054,311 shares outstanding at December 31, 2020)	—	1,453
Predecessor treasury stock, at cost	—	(206,163)
Predecessor additional paid-in capital	—	2,029,979
Successor preferred stock (par value of $0.0001, 50,000,000 shares authorized, none issued and outstanding	—	—
Successor common stock (par value $0.0001, 750,000,000 shares authorized; 100,074,093 shares issued and outstanding at June 30, 2021)	10	—
Successor additional paid-in capital	935,792
(Accumulated deficit) retained earnings	(47,293)	157,297
Total stockholders’ equity	888,509	1,982,566
Total liabilities and stockholders’ equity	$1,765,451	$4,948,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor	Predecessor
	Period from April 24	Period from April 1	Three Months
	through	through	Ended
	June 30, 2021	April 23, 2021	June 30, 2020
Revenues:
Contract drilling	$98,033	$30,811	$188,637
Revenues related to reimbursable expenses	16,878	3,751	9,566
Total revenues	114,911	34,562	198,203
Operating expenses:
Contract drilling, excluding depreciation	90,711	40,053	165,943
Reimbursable expenses	16,572	3,640	8,307
Depreciation	18,735	18,132	74,835
General and administrative	16,217	2,670	15,701
Restructuring and separation costs	—	—	17,119
Gain on disposition of assets	(176)	(85)	(220)
Total operating expenses	142,059	64,410	281,685
Operating loss	(27,148)	(29,848)	(83,482)
Other income (expense):
Interest income	1	—	108
Interest expense, net of amounts capitalized (excludes $7,124 and $24,635 of contractual interest expense on debt subject to compromise for the period from April 1, 2021 through April 23, 2021 and the three-month period ended June 30, 2020)	(7,097)	(2,265)	(10,333)
Foreign currency transaction loss	(914)	(797)	(1,004)
Reorganization items, net	(5,538)	(1,604,512)	(53,977)
Other, net	10,706	(90)	(81)
Loss before income tax (expense) benefit	(29,990)	(1,637,512)	(148,769)
Income tax (expense) benefit	(17,303)	37,204	3,949
Net loss	$(47,293)	$(1,600,308)	$(144,820)
Loss per share, Basic and Diluted	$(0.47)	$(11.59)	$(1.05)
Weighted-average shares outstanding, Basic and Diluted	100,059	138,054	138,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor	Predecessor
	Period from April 24	Period from January 1	Six Months
	through	through	Ended
	June 30, 2021	April 23, 2021	June 30, 2020
Revenues:
Contract drilling	$98,033	$153,364	$406,503
Revenues related to reimbursable expenses	16,878	16,015	20,870
Total revenues	114,911	169,379	427,373
Operating expenses:
Contract drilling, excluding depreciation	90,711	181,626	350,455
Reimbursable expenses	16,572	15,477	19,419
Depreciation	18,735	92,758	167,878
General and administrative	16,217	15,036	32,046
Impairment of assets	—	197,027	774,028
Restructuring and separation costs	—	—	17,119
Gain on disposition of assets	(176)	(5,486)	(3,653)
Total operating expenses	142,059	496,438	1,357,292
Operating loss	(27,148)	(327,059)	(929,919)
Other income (expense):
Interest income	1	30	498
Interest expense, net of amounts capitalized (excludes $35,390 and $24,635 of contractual interest expense on debt subject to compromise for the period from January 1, 2021 through April 23, 2021 and the six- month period ended June 30, 2020)	(7,097)	(34,827)	(42,655)
Foreign currency transaction loss	(914)	(172)	(797)
Reorganization items, net	(5,538)	(1,639,763)	(53,977)
Other, net	10,706	398	242
Loss before income tax (expense) benefit	(29,990)	(2,001,393)	(1,026,608)
Income tax (expense) benefit	(17,303)	39,404	19,848
Net loss	$(47,293)	$(1,961,989)	$(1,006,760)
Loss per share, Basic and Diluted	$(0.47)	$(14.21)	$(7.30)
Weighted-average shares outstanding, Basic and Diluted	100,059	138,054	137,937

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from	Period from	Three Months
	April 24 through	April 1 through	Ended
	June 30, 2021	April 23, 2021	June 30, 2020
Net loss	$(47,293)	$(1,600,308)	$(144,820)
Other comprehensive losses, net of tax:
Reclassification adjustment for gain on derivative financial instruments included in net loss	—	—	(2)
Total other comprehensive loss	—	—	(2)
Comprehensive loss	$(47,293)	$(1,600,308)	$(144,822)

	Successor	Predecessor
	Period from	Period from	Six Months
	April 24 through	January 1 through	Ended
	June 30, 2021	April 23, 2021	June 30, 2020
Net loss	$(47,293)	$(1,961,989)	$(1,006,760)
Other comprehensive losses, net of tax:
Reclassification adjustment for gain on derivative financial instruments included in net loss	—	—	(3)
Total other comprehensive loss	—	—	(3)
Comprehensive loss	$(47,293)	$(1,961,989)	$(1,006,763)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended June 30, 2021
			Additional				Total
	Common Stock		Paid-In	Retained Earnings	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Shares	Amount	Equity
April 1, 2021 (Predecessor)	145,263,865	$1,453	$2,029,979	$(204,384)	7,209,554	$(206,163)	$1,620,885
Net loss	—	—	—	(1,600,308)	—	—	(1,600,308)
Cancellation of Predecessor equity	(145,263,865)	(1,453)	(2,029,979)	1,804,692	(7,209,554)	206,163	(20,577)
April 23, 2021 (Predecessor)	—	—	—	—	—	—	—

Issuance of Successor equity	100,000,019	10	934,800				934,810
April 24, 2021 (Successor)	100,000,019	10	934,800	—	—	—	934,810
Net loss	—	—	—	(47,293)	—	—	(47,293)
Stock-based compensation, net of tax	74,074	—	992	—	—	—	992
June 30, 2021 (Successor)	100,074,093	$10	$935,792	$(47,293)	—	$—	$888,509

	Six Months Ended June 30, 2021
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
January 1, 2021 (Predecessor)	145,263,865	$1,453	$2,029,979	$157,297	7,209,554	$(206,163)	$1,982,566
Net loss	—	—	—	(1,961,989)	—	—	(1,961,989)
Cancellation of Predecessor equity	(145,263,865)	(1,453)	(2,029,979)	1,804,692	(7,209,554)	206,163	(20,577)
April 23, 2021 (Predecessor)	-	$-	$-	$—	—	$—	$-

Issuance of Successor equity	100,000,019	10	934,800				934,810
April 24, 2021 (Successor)	100,000,019	$10	$934,800	$-	-	$-	$934,810
Net loss	—	—	—	(47,293)	—	—	(47,293)
Stock-based compensation, net of tax	74,074	—	992	—	—	—	992
June 30, 2021 (Successor)	100,074,093	$10	$935,792	$(47,293)	—	$—	$888,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended June 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
April 1, 2020 (Predecessor)	145,107,046	$1,451	$2,025,887	$550,261	$(19)	7,162,987	$(206,092)	$2,371,488
Net loss	—	—	—	(144,820)	—	—	—	(144,820)
Stock-based compensation, net of tax	151,490	2	4,091	—	—	45,202	(70)	4,023
Net loss on derivative financial instruments	—	—	—	—	(2)	—	—	(2)
June 30, 2020 (Predecessor)	145,258,536	$1,453	$2,029,978	$405,441	$(21)	7,208,189	$(206,162)	$2,230,689

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2020 (Predecessor)	144,781,766	$1,448	$2,024,347	$1,412,201	$(18)	7,077,856	$(205,768)	$3,232,210
Net loss	—	—	—	(1,006,760)	—	—	—	(1,006,760)
Stock-based compensation, net of tax	476,770	5	5,631	—	—	130,333	(394)	5,242
Net loss on derivative financial instruments	—	—	—	—	(3)	—	—	(3)
June 30, 2020 (Predecessor)	145,258,536	$1,453	$2,029,978	$405,441	$(21)	7,208,189	$(206,162)	$2,230,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from April 24	Period from January 1	Six Months Ended
	through June 30,	through April 23,	June 30,
	2021	2021	2020
Operating activities:
Net loss	$(47,293)	$(1,961,989)	$(1,006,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,735	92,758	167,878
Loss on impairment of assets	—	197,027	774,028
Reorganization items, net	—	1,587,392	33,318
Gain on disposition of assets	(176)	(5,486)	(3,653)
Deferred tax provision	9,952	(35,894)	(14,986)
Stock-based compensation expense	1,134	—	5,636
Contract liabilities, net	23,572	10,617	19,809
Contract assets, net	(509)	(742)	1,337
Deferred contract costs, net	(14,987)	(12,034)	(9,492)
Long-term employee remuneration programs	120	475	(6,204)
Noncurrent collateral deposits	—	—	(18,262)
Other assets, noncurrent	(1,426)	2,685	(6,186)
Other liabilities, noncurrent	458	(371)	(1,417)
Other	534	2,683	4,493
Changes in operating assets and liabilities:
Accounts receivable	(53,759)	2,108	54,023
Prepaid expenses and other current assets	(26)	(2,791)	950
Accounts payable and accrued liabilities	(9,972)	29,302	42,139
Taxes payable	7,604	(5,804)	(3,918)
Net cash (used in) provided by operating activities	(66,039)	(100,064)	32,733
Investing activities:
Capital expenditures	(23,973)	(49,119)	(118,379)
Proceeds from disposition of assets, net of disposal costs	193	7,484	4,767
Net cash used in investing activities	(23,780)	(41,635)	(113,612)
Financing activities:
(Repayments of) borrowings under credit facility	—	(442,034)	436,000
Proceeds from exit facilities	30,000	200,000
Issuance of exit notes	—	75,000	—
Debt issuance costs and arrangement fees	—	(6,218)	—
Principal payments of finance lease liabilities	(2,240)	—	—
Net cash provided by (used in) financing activities	27,760	(173,252)	436,000
Net change in cash, cash equivalents and restricted cash	(62,059)	(314,951)	355,121
Cash, cash equivalents and restricted cash, beginning of period	115,429	430,380	156,281
Cash, cash equivalents and restricted cash, end of period	$53,370	$115,429	$511,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A (File No. 1-13926). To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these unaudited condensed consolidated financial statements and footnotes as the “Successor” for periods subsequent to April 23, 2021 and to the pre-emergence company as the “Predecessor” for periods on or prior to April 23, 2021. This delineation between Predecessor periods and Successor periods is shown in the unaudited condensed consolidated financial statements, certain tables within the footnotes to the unaudited condensed consolidated financial statements and other parts of this Quarterly Report on Form 10-Q through the use of a black line, calling out the lack of comparability between periods.

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

Restricted Cash

We maintain restricted cash bank accounts, of which $21.7 million is subject to restrictions pursuant to a court order, to settle certain professional fees incurred upon or prior to our emergence from bankruptcy, and $6.0 million is subject to restrictions pursuant to a management and marketing services agreement with an offshore drilling company. See Note 2 “Chapter 11 Proceedings.”

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities.  At June 30, 2021, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

Change in Accounting Policies

  Concurrent with emergence from bankruptcy, the Successor adopted a new policy for the deferral and amortization of the costs of planned periodical inspections of its drilling rigs (or vessels) that are typically incurred on five-year or two-and-one-half year intervals, to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include mobilization of the vessel into the shipyard, drydocking, support services while in shipyard and the associated survey or inspection costs necessary to maintain class certifications. These recertification costs are typically incurred while the vessel is in drydock and may be performed concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over the survey interval on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking, which are not related to the recertification of the vessel are expensed as incurred. Costs for vessel improvements which either extend the vessel’s useful life or increase the vessels functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

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

Chapter 11 Emergence

On April 8, 2021, the Bankruptcy Court entered an order confirming the Plan (or the Confirmation Order). On April 23, 2021 (or the Effective Date), all conditions precedent to the Plan were satisfied, the Plan became effective in accordance with its terms, and the Debtors emerged from Chapter 11 reorganization.

New Diamond Common Shares and New Warrants

On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled. The new organizational documents of the Reorganized Company (as defined below) became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Reorganized Company (or the New Diamond Common Shares).  Pursuant to the Warrant Agreement (as defined below), the Emergence Warrants (as defined below) were issued by the Company to holders of existing shares of common stock in the amounts, and on the terms, set forth in the Plan and the Plan Supplement.  Thus, the Company, as reorganized on the Effective Date in accordance with the Plan (or the Reorganized Company), issued the New Diamond Common Shares, the Emergence Warrants, and 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) issued by Diamond Foreign Asset Company (or DFAC), a Cayman Islands exempted company limited by shares, and Diamond Finance, LLC, a newly-formed wholly-owned subsidiary of DFAC) (collectively, the New Capital). The New Capital issued pursuant to the Plan was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (or the Securities Act), provided by section 1145 of the Bankruptcy Code and, to the extent such exemption is unavailable, was issued in reliance on the exemption provided by section 4(a)(2) of the Securities Act or another applicable exemption.

The new organizational documents authorized the Company to issue two classes of stock to be designated, respectively, common stock and preferred stock. The total number of shares of capital stock that the Company shall have authority to issue is 800,000,000, consisting of 750,000,000 shares of common stock, having a par value of $0.0001 per share (or Common Stock) and 50,000,000 shares of preferred stock, having a par value of $0.0001 per share.

On the Effective Date, pursuant to the Plan:

•	70,000,019 New Diamond Common Shares were transferred pro rata to holders of Senior Notes Claims (as defined in the Plan) in exchange for the cancellation of the Senior Notes;
•

30,000,000 New Diamond Common Shares were transferred pro rata to holders of Senior Notes Claims in exchange for providing $114.675 million of new-money commitments to the Debtors pursuant to the Rights Offerings, the Private Placement, and the Backstop Commitments (each as defined in the Backstop Agreement); and

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

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (or the Registration Rights Agreement) with certain parties who received New Diamond Common Shares under the Plan (or the RRA Shareholders). The RRA Shareholders exercised their right to require the Company to file a shelf registration statement and on June 22, 2021, the Company filed a registration statement on Form S-1 to register 22,892,773 shares of Common Stock owned by the RRA Shareholders. The Company will not receive any proceeds from the sale of these shares and will bear all expenses associated with the registrations of such shares. As of the date of this report the registration statement is not yet effective.

New Debt at Emergence

On the Effective Date, pursuant to the terms of the Plan, the Company and DFAC entered into the following debt instruments:

•

a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility, with a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Exit RCF);

•

a senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement), which provides for a $100.0 million senior secured term loan credit facility (or the Exit Term Loan Credit Facility and, together with the Exit RCF, the Exit Facilities), which is scheduled to mature on April 22, 2027 under which $100.0 million was drawn on the Effective Date (or the Exit Term Loans);

•

an indenture (or the First Lien Notes Indenture), pursuant to which approximately $85.3 million in aggregate principal amount of First Lien Notes (or the Exit Notes) maturing on April 22, 2027 were issued on the Effective Date; and

•

approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date (or the Last Out Incremental Debt), none of which had been issued as of June 30, 2021.

See Note 10 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt.”

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

•

RCF Claims.  Except to the extent that such holder agreed to a less favorable treatment, in full and final satisfaction, settlement, release, and discharge of, and in exchange for each RCF Claim (as defined in the Plan), each holder of an Allowed RCF Claim (as defined in the Plan) received (A) first, its pro rata share calculated as a percentage of all holders in such class that elected to participate in the Exit RCF of the RCF Cash Paydown (as defined in the Plan); (B) second, to the extent such holder’s RCF Claims were not satisfied in full after the application of the RCF Cash Paydown, its Participating RCF Lender Share (as defined in the Plan) of up to $100 million of funded loans under the Exit RCF; and (C) third, to the extent such holder’s RCF Claims were not satisfied in full after the application of the RCF Cash Paydown and the allocation of funded loans under the Exit RCF, a share of $200 million (less the amount of aggregate funded loans under the Exit RCF on the Effective Date) of the Exit Term Loan Credit Facility that was equal to the remaining unsatisfied amount of such holder’s RCF Claims.

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

Changes to Board of Directors and Chief Executive Officer

In accordance with the Plan, Anatol Feygin, Paul G. Gaffney II, Alan H. Howard, Peter McTeague, Kenneth I. Siegel and James S. Tisch resigned from the board of directors of the Company (or the Board) on the Effective Date. In addition, Marc Edwards resigned from his position as Chairman of the Board, President and Chief Executive Officer of the Company on the Effective Date. Also on the Effective Date, the following new directors were appointed to the Board: Neal Goldman, John Hollowell, Raj Iyer, Ane Launy, Patrick Carey Lowe and Adam Peakes; and Ron Woll, the Company’s Executive Vice President and Chief Operating Officer, assumed the role of Interim Chief Executive Officer and Interim President. Effective May 8, 2021, Bernie G. Wolford, Jr. was named President and Chief Executive Officer and was also appointed to the Board.

Chapter 11 Accounting

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

The following tables provide information about reorganization items incurred during the period from April 24 through June 30, 2021, the period from April 1 through April 23, 2021, the period from January 1 through April 23, 2021 and the three-month and six-month periods ended June 30, 2020, subsequent to the Petition Date (in thousands):

	Successor	Predecessor
	Period from April 24 through	Period from April 1 through	Three Months Ended
	June 30, 2021	April 23, 2021	June 30, 2020
Professional fees	$5,538	$25,414	$20,659
Fresh start valuation adjustments	—	2,699,422	—
Net gain on settlement of liabilities subject to compromise	—	(1,129,892)	—
Write-off of predecessor directors and officers insurance	—	6,932	—
Other		2,636	(714)
Write-off of debt issuance costs	—	—	27,493
Adjustments for estimated claims and rejected contracts	—	—	6,539
Total reorganization items, net	$5,538	$1,604,512	$53,977

	Successor	Predecessor
	Period from April 24 through	Period from January 1 through	Six Months Ended
	June 30, 2021	April 23, 2021	June 30, 2020
Professional fees	$5,538	$51,084	$20,659
Fresh start valuation adjustments	—	2,699,422	—
Net gain on settlement of liabilities subject to compromise	—	(1,129,892)	—
Accrued backstop commitment premium	—	10,424	—
Write-off of predecessor directors and officers insurance	—	6,932	—
Other	—	1,793	(714)
Write-off of debt issuance costs	—	—	27,493
Adjustments for estimated claims and rejected contracts	—	—	6,539
Total reorganization items, net	$5,538	$1,639,763	$53,977

Payments of $15.8 million, $37.6 million and $0.3 million related to professional fees have been presented as cash outflows from operating activities in our unaudited Condensed Consolidated Statements of Cash Flows for the period from April 24 to June 30, 2021, the period from January 1 to April 23, 2021 and for the six months ended June 30, 2020, respectively. See Note 6 “Supplemental Financial Information.”

Liabilities Subject to Compromise. We have reported prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020. Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) Topic No. 852 – Reorganizations (or ASC 852) requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court. The amounts reported as liabilities subject to compromise at December 31, 2020 were preliminary and subject to potential future adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. Upon filing the Plan in January 2021, we reclassified all prepetition liabilities out of “Liabilities subject to compromise,” because these claims will be paid in full and are unimpaired per the Plan, except for our Senior Notes and the corresponding prepetition interest, which were the only claims considered to be impaired and unsecured per the Plan.  Thus, at April 23, 2021, “Liabilities subject to compromise” was comprised of the principal balance of our Senior Notes of $2.0 billion and the corresponding accrued interest of $44.9 million.

Liabilities subject to compromise at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

Predecessor
December 31,
2020
Debt subject to compromise:
Borrowings under RCF	$436,000
3.45% Senior Notes due 2023	250,000
7.875% Senior Notes due 2025	500,000
5.70% Senior Notes due 2039	500,000
4.875% Senior Notes due 2043	750,000
Lease liabilities	112,646
Accrued interest	47,636
Accounts payable	16,725
Other accrued liabilities	1,302
Other liabilities	4,496
Total liabilities subject to compromise	$2,618,805

Upon filing of the Chapter 11 Cases on April 26, 2020, we ceased accruing interest on our Senior Notes and borrowings under the RCF. Accordingly, we did not record $7.1 million and $35.4 million of contractual interest expense related to our Senior Notes for the period from April 1 to April 23, 2021 and the period from January 1 to April 23, 2021, respectively. However, due to provisions in the PSA signed in January 2021 and other orders of the Bankruptcy Court, we resumed recognizing interest on our outstanding borrowings under the RCF and also recorded the unpaid post-petition interest not previously recognized.  As a result, during the period from January 1 to April 23, 2021, we accrued interest expense of $35.3 million for the period from April 26, 2020 through March 31, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020, and have reported such amount as “Interest expense” in our unaudited Condensed Consolidated Statements of Operations for the period from January 1 to April 23, 2021.

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

3. Fresh Start Accounting

Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with ASC 852, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. The criteria requiring fresh start accounting are: (i) the holders of the then-existing voting shares of the Predecessor (or legacy entity prior to the Effective Date) received less than 50 percent of the new voting shares of the Successor outstanding upon emergence from bankruptcy, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the

Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or from April 24 to June 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1 to April 23, 2021).

Reorganization Value

Reorganization value approximates the fair value of the Successor’s total assets and the amount a willing buyer would pay for the assets immediately after restructuring. Under fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values (except for deferred income taxes) in conformity with ASC Topic 805, Business Combinations, and ASC Topic 820, Fair Value Measurement. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes (or ASC 740).

The Company’s reorganization value is derived from management projections and the valuation models determined by the Company’s financial advisors in setting an estimated range of enterprise values. Enterprise value represents the estimated fair value of an entity’s shareholders’ equity plus long-term debt and other interest-bearing liabilities less unrestricted cash and cash equivalents. The Company’s bankruptcy financial advisor did not contemplate any value within the selected estimated ranges of enterprise value for deferred tax assets or uncertain tax positions due to various unknown factors at the time the enterprise value assumptions were produced. At emergence, the resulting value calculated for the deferred tax asset and uncertain tax liabilities have a net accretive impact on the value of the Successor equity. As set forth in the disclosure statement approved by the Bankruptcy Court, the valuation analysis resulted in an enterprise value between $805.0 million and $1,520.0 million with a selected mid-point of $1,130.0 million. For U.S. GAAP purposes, we valued the Successor’s individual assets, liabilities, and equity instruments and determined the value of the enterprise was $1,130.0 million as of the Effective Date, which fell in line within the selected mid-point of the forecasted enterprise value ranges approved by the Bankruptcy Court. Specific valuation approaches and key assumptions used to arrive at reorganization value, and the value of discrete assets and liabilities resulting from the application of fresh start accounting, are described below in greater detail within the valuation process.

The following table reconciles the enterprise value to the estimated fair value of the Successor’s equity as of the Effective Date (in thousands):

April 23,
2021
Enterprise value	$1,130,000
Plus: Cash and cash equivalents	79,982
Plus: Deferred tax assets and uncertain tax positions	10,810
Less: Fair value of debt	(285,982)
Fair value of Successor equity	$934,810

The following table reconciles enterprise value to the reorganization value of the Successor (i.e., value of the reconstituted entity) as of the Effective Date (in thousands):

April 23,
2021
Enterprise value	$1,130,000
Plus: Cash and cash equivalents	79,982
Plus: Non-interest bearing current liabilities	225,637
Plus: Non-interest bearing non-current liabilities	276,418
Plus: Deferred tax assets and uncertain tax positions	10,810
Reorganization value of Successor assets	$1,722,847

With the assistance of third-party valuation advisors, we determined the enterprise and corresponding equity value of the Successor using various valuation approaches and methods, including: (i) income approach using a calculation of the present value of future cash flows based on our financial projections, (ii) market approach using selling prices of similar assets and (iii) cost approach. The enterprise value and corresponding equity value are dependent upon achieving future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, the estimates, assumptions, valuations or financial projections may not be realized and actual results could vary materially.

Valuation Process

Under the application of fresh start accounting and with the assistance of valuation experts, we conducted an analysis of the Condensed Consolidated Balance Sheet to determine if any of the Company’s net assets would require a fair value adjustment as of the Effective Date. The results of our analysis indicated that our principal assets, which include drilling and other property and equipment; warehouse stock and fuel inventory; leases; long-term debt and warrants would require a fair value adjustment on the Effective Date. The rest of the Company’s net assets were determined to have carrying values that approximated fair value on the Effective Date with the exception of certain contract assets and liabilities which were written off. Deferred tax assets and uncertain tax positions were determined in accordance with ASC 740 after considering the tax effects of the reorganization and the newly established fair values of the Successor. Further details regarding the valuation process are described below.

Drilling and Other Property and Equipment. The valuation of our offshore drilling units and other related tangible assets was determined by using a combination of (1) the discounted free cash flows expected to be generated from our drilling assets over their remaining useful lives and (2) the cost to replace our drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment of the discounted free cash flows included, but were not limited to, the expected operating dayrates, operating costs, utilization rates, tax rates, capital expenditures, working capital requirements and estimated economic useful lives. The cash flows were discounted at a market participant weighted average cost of capital (or WACC), which was derived from a blend of market participant after-tax cost of debt and market participant cost of equity, and computed using public share price information for similar offshore drilling market participants, certain U.S. Treasury rates, and certain risk premiums specific to the assets of the Company. For rigs where an active secondary market exists or that were expected to be scrapped, the market approach was used to estimate the fair value of the assets which involved gathering and analyzing recent market data of comparable assets.

The fair value of land assets was estimated using a sales comparison method of the market approach which was based on third party databases identifying listings of recent sales, discussions held with local market participants and comparable properties within relevant market areas. Buildings and improvements and rig spare equipment were valued using a cost approach, in which we estimated the replacement cost of the assets and applied adjustments for physical depreciation and obsolescence, where applicable, to arrive at a fair value. The remaining property and equipment was valued by applying an economic obsolescence adjustment of 80% to the carrying value based on the implied economic obsolescence observed from the offshore rig fleet.

The fair value of the blow out preventer (or BOP) lease right-of-use (or ROU) asset was also included within the “Drilling and Other Property and Equipment” value. The valuation methodology related to the BOP lease ROU asset is discussed in the “Leases” section below.

Warehouse Stock and Fuel Inventory. The fair value of warehouse stock was determined by applying an economic obsolescence adjustment of 80% to the carrying value based on the implied economic obsolescence observed from the offshore rig fleet. The fair value of fuel inventory was included at carrying value, which was representative of the price per gallon on the date of emergence from bankruptcy. These balances were included within the “Prepaid expenses and other current assets” caption.

Leases. The fair value of leases was estimated using the present value of the remaining lease payments discounted at a weighted average incremental borrowing rate (or IBR) of 6.7% for the emergent entity on the date of remeasurement (i.e., the Effective Date) with a further adjustment to the ROU assets for prepaid rent which was akin to an off-market term.

Long-term Debt. The fair values of the Exit RCF and the Exit Term Loans were based on relevant market data as of the Effective Date and the terms of each respective instrument. Considering the interest rates were consistent with a range of comparable market yields (with considerations for term and seniority), the fair values of the Exit RCF and Exit Term Loans were consistent with the corresponding principal amounts outstanding as of the Effective Date. Thus, the values were reflected at par value. The fair value of the Exit Notes was based on relevant market data as of the Effective Date, the contractual terms including the pre-payment terms, and a yield-to-worst analysis as of the Effective Date, which resulted in an estimated fair value of 101.0% of par as of the Effective Date.

Warrants. The fair value of the warrants issued upon the Effective Date was estimated using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model is an option pricing model used to estimate the fair value of options and warrants based on the following input assumptions: stock price, strike price, term, risk-free rate, volatility, and dividend yield. In using the Black-Scholes-Merton option pricing model to estimate the fair value of the warrants, the following assumptions were used: the stock price assumption was based on the common value per share from the equity value as of the Effective Date and the equity capital structure; for the strike price assumption, the contractual strike price of $29.22 was used; the term assumption was based on the contractual term of the warrants of five years as of the Effective Date; the expected volatility assumption of 70% was estimated using market data for certain similar publicly traded entities with considerations for differences in size and leverage of the Company versus the similar publicly traded entities; and the risk-free rate assumption of 0.83% was based on United States Constant Maturity Treasury rates as of the Effective Date.

Consolidated Balance Sheet

The following illustrates the effects on the Company’s consolidated balance sheet due to the reorganization and fresh start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine fair value for its assets, liabilities, and warrants. Unless otherwise indicated, dollar amounts are stated in thousands.

	April 23, 2021
		Transaction Accounting
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$333,699	$(253,717)	(a)	$—		$79,982
Restricted cash	3,274	32,173	(b)	—		35,447
Accounts receivable	134,104	—		802	(r)	134,906
Less: allowance for credit losses	(5,555)	—		—		(5,555)
Accounts receivable, net	128,549	—		802		129,351
Prepaid expenses and other current assets	108,594	(15,484)	(c)	(34,455)	(s)	58,655
Assets held for sale	1,000	—		—		1,000
Total current assets	575,116	(237,028)		(33,653)		304,435
Drilling and other property and equipment, net of
accumulated depreciation	3,892,150	182,985	(d)	(2,720,485)	(t)	1,354,650
Other assets	179,783	(112,454)	(e)	(10,282)	(u)	57,047
Deferred tax asset	—	—		6,716	(r)	6,716
Total assets	$4,647,049	$(166,497)		$(2,757,704)		$1,722,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,397	$(996)	(f)	$—		$65,401
Accrued liabilities	246,141	(67,125)	(g)	(55,961)	(v)	123,055
Short-term debt	442,034	(442,034)	(h)	—
Finance lease right-of-use liabilities, current	—	15,148	(i)	—		15,148
Taxes payable	22,034	—		—		22,034
Total current liabilities	776,606	(495,007)		(55,961)		225,638
Deferred tax liability	23,060	3,869	(j)	(34,447)	(w)	—
				7,518	(r)

Other liabilities	217,434	(90,098)	(k)	(9,837)	(x)	117,499
Finance lease right-of-use liabilities, noncurrent	—	158,919	(l)	—		158,919
Long-term debt	—	285,982	(m)	—		285,982
Total liabilities not subject to compromise	1,017,100	(136,335)		(92,727)		788,038
Liabilities subject to compromise	2,044,877	(2,044,877)	(n)	—		—
Stockholders’ equity:
Predecessor preferred stock	—	—		—		—
Predecessor common stock	1,453	(1,453)	(o)	—		—
Predecessor additional paid-in capital	2,029,978	(2,029,978)	(o)	—		—
Predecessor treasury stock	(206,163)	206,163	(o)	—		—
Successor preferred stock	—	—		—		—
Successor common stock	—	10	(p)	—		10
Successor additional paid-in capital	—	934,800	(p)	—		934,800
Successor treasury stock	—	—		—		—
Accumulated deficit	(240,196)	2,905,173	(q)	(2,664,977)	(y)	—
Total stockholders’ equity	1,585,072	2,014,715		(2,664,977)		934,810
Total liabilities and stockholders’ equity	$4,647,049	$(166,497)		$(2,757,704)		$1,722,848

Reorganization Adjustments

(a)	Reflects the net cash payments that occurred on the Effective Date as follows:
April 23, 2021
Funding of professional fee escrow account	$(35,003)
Payment of non-retained professional fees	(14,087)
Payment of Predecessor revolving credit facility, including accrued interest	(479,627)
Proceeds from Exit Facilities	200,000
Receipt of cash from the issuance of Exit Notes through primary Private Placement and primary Rights Offering	75,000
Change in cash and cash equivalents	$(253,717)

(b)	Reflects the change in restricted cash for the following activities:
April 23, 2021
Funding of professional fee escrow account	$35,003
Payment of key employee incentive plan holdback escrow account	(1,697)
Payment of pre-petition trade claims	(1,133)
Change in restricted cash	$32,173

(c)	Reflects the changes in prepaid expenses and other current assets for the following activities:
April 23, 2021
Reduction of prepaid expense for success fees	$(1,095)
Reclassification of debt issuance costs to other assets and long-term debt	(10,328)
Reclassification of payment-in-kind upfront fee related to the Exit RCF to other assets	(3,478)
Write-off of Predecessor directors and officers tail insurance policy	(583)
Change in prepaid expenses and other current assets	$(15,484)
(d)

As a result of an amendment that became effective on the Effective Date, the BOP leases were recharacterized from operating leases to finance leases pursuant to ASC Topic 842, Leases (or ASC 842). The impact of the recharacterization resulted in the reclassification of the ROU asset of $116.2 million from “Other assets” into “Drilling and other property and equipment.” The value of the BOP ROU assets and the corresponding finance lease liabilities after the amendment were increased by an adjustment of $66.8 million in accordance with the modification guidance of ASC 842.

(e)	Reflects the changes in other assets for the following activities:
April 23, 2021
Reclassification of BOP lease asset to drilling and other property and equipment	$(116,242)
Reclassification of payment-in-kind upfront fee related to the Exit RCF from prepaid expenses and other current assets	3,478
Record debt issuance costs related to the Exit RCF	6,659
Write-off of Predecessor directors and officers tail insurance policy	(6,349)
Change in other assets	$(112,454)
(f)	Reflects the $1.0 million reduction in accounts payable for the payment of pre-petition trade claims and associated post-petition interest related to general unsecured claims.

(g)	Reflects the changes in accrued liabilities for the following activities:
April 23, 2021
Record accrued liability related to success fees	$10,699
Record accrued liability related to a bonus accrual under the amended BOP services agreement	831
Reclassification of BOP short-term lease liability into a finance lease	(17,225)
Payment of non-retained professional fees	(8,762)
Payment of key employee incentive plan holdback awards	(1,697)
Payment of accrued interest related to Predecessor revolving credit facility	(37,593)
Reclassification of payment-in-kind upfront fee into the Exit RCF	(3,478)
Reclassification of backstop commitment premium to payment-in-kind Exit Notes	(9,900)
Change in accrued liabilities	$(67,125)
(h)	Reflects the changes in short-term debt for the following activities:
April 23, 2021
Record Predecessor revolving credit facility cash paydown of principal	$(242,034)
Reflects payment in full of the borrowings outstanding under the Predecessor RCF on the Effective Date	(200,000)
Change in short-term debt	$(442,034)
(i)

Reflects the reclassification of the current BOP operating lease liability to a finance lease of $17.2 million, net of the modification pursuant to ASC 842 of the current BOP finance lease liability of $2.1 million.

(j)	Reflects the adjustment to deferred taxes of $3.9 million due to the step plan adjustments recorded as a result of the Plan.
(k)	Reflects the reclassification of the non-current BOP operating lease liability to a finance lease of $(90.1) million.
(l)

Reflects the reclassification of the non-current BOP operating lease liability to a finance lease of $90.1 million and the modification of the non-current BOP finance lease liability of $68.8 million pursuant to ASC 842.

(m)	Reflects the changes in long-term debt for the following activities:
April 23, 2021
Borrowings drawn under the Exit Facilities	$200,000
Record payment-in-kind upfront fee related to the Exit RCF	3,478
Issuance of Exit Notes for cash	75,000
Record 1% premium associated with Exit Notes	749
Record backstop commitment premium to payment-in-kind Exit Notes	10,424
Record debt issuance costs related to Exit Term Loans and Exit Notes	(3,669)
Change in long-term debt	$285,982
(n)	Liabilities subject to compromise were settled as follows in accordance with the Plan:
April 23, 2021
Senior Notes Claims	$2,044,877
Total settled liabilities subject to compromise	2,044,877

Issuance of New Diamond Common Shares to holders of Senior Notes Claims	(639,965)
Issuance of New Diamond Common Shares to participants of the Rights Offering and Private Placements	(274,271)
Record 1% premium associated with Exit Notes	(749)
Pre-tax gain on settlement of liabilities subject to compromise	$1,129,892

(o)	Reflects the cancelation of the Predecessor’s common stock, treasury stock and related components of the Predecessor’s additional paid-in capital.
(p)	The following reconciles reorganization adjustments made to the Successor’s common stock and Successor’s additional paid-in capital:
April 23, 2021
Fair value of New Diamond Common Shares issued to holders of Senior Notes Claims	$914,236
Fair value of Emergence Warrants issued to Predecessor equity holders	20,574
Total change in Successor common stock and additional paid-in capital	934,810
Less: Par value of Successor common stock	(10)
Successor additional paid-in capital	$934,800
(q)	Reflects the cumulative net impact of the effects on accumulated deficit as follows:
April 23, 2021
Success fee recognized on the Effective Date	$(17,120)
Pre-tax gain on settlement of liabilities subject to compromise	1,129,892
Backstop commitment expense to record difference between accrued termination fee and issuance of payment-in-kind Exit Notes upon emergence	(524)
Write-off of Predecessor directors and officers tail insurance policy	(6,932)
Other emergence effects	(137)
Expense related to bonus accrual under BOP services agreement	(831)
Cancellation of Predecessor common stock, additional paid-in capital and treasury stock	1,825,268
Issuance of Emergence Warrants to Predecessor equity holders	(20,574)
Change in deferred tax as a result of step plan adjustments	(3,869)
Change in accumulated deficit	$2,905,173

Fresh Start Adjustments

(r)

Reclassification of a net debit in the “Deferred tax liability” account to “Deferred tax asset” after the adjustment pursuant to ASC 740 based on the impact of the tax effects of the reorganization and the fair value ascribed to the enterprise upon emergence, with a portion classified to “Accounts receivable” based on the expected amount to be received from the amended tax return.

(s)

Reflects the write-off of current deferred contract assets of $(27.3) million, as there is no future benefit to be recognized by the Successor, and the fair value adjustment of $(7.2) million to rig spare parts and supplies.

(t)

Reflects the fair value adjustment to “Drilling and other property and equipment” and the elimination of accumulated depreciation of $(2,712.1) million. In addition, the adjustment reflects the fair value adjustment of $(8.4) million to the BOP finance lease assets by setting the ROU assets equal to the ROU liabilities less the prepaid amounts. Refer to the valuation procedures set forth above with respect to valuing the rigs and related equipment.

(u)	Reflects the fair value adjustments to “Other assets” for the following:
April 23, 2021
Write-off of long-term contract assets	$(10,029)
Fair value adjustment to set asset equal to ROU liability for other operating leases	(1,998)
Fair value adjustment to true-up other operating leases to reflect the IBR at the Effective Date	1,745
Change in other assets	$(10,282)
(v)

Reflects the write-off of current deferred contract liabilities of $(56.4) million as there is no future obligation to be performed by the Successor and the fair value adjustment of $0.4 million to current other lease liabilities because of the impact of applying the IBR at the Effective Date at emergence.

(w)

Reflects the adjustment to deferred taxes of $(34.4) million pursuant to ASC 740 based on the impact of the tax effects of the reorganization, inclusive of the Successor company’s tax basis, and the fair value ascribed to the enterprise upon emergence.

(x)

Reflects the write-off of non-current deferred contract liabilities of $(11.1) million as there is no future obligation to be performed by the Successor and the fair value adjustment of $1.3 million to non-current other lease liabilities.

(y)	Reflects the cumulative effect of the fresh start accounting adjustments discussed above.

4. Revenue from Contracts with Customers

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

Additionally, in May 2021, we entered into an arrangement with another offshore drilling company whereby we provide management and marketing services for two of their currently stacked rigs for a daily service fee and the reimbursement of costs incurred. The daily service fee revenue is recognized in line with the contractual rate billed for the services provided and is reported in “Contract Drilling Revenue” in our unaudited Condensed Consolidated Statements of Operations. We record the revenue relating to reimbursed expenses at the gross amount incurred and billed to the rig owner, as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2021	2020
Trade receivables	$184,953	$115,732
Current contract assets (1)	927	2,870
Current contract liabilities (deferred revenue) (1)	(35,274)	(51,763)
Noncurrent contract liabilities (deferred revenue) (1)	(18,035)	(5,164)

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2021 (Predecessor)	$2,870
Contract liabilities at January 1, 2021 (Predecessor)	(56,927)
Net balance at January 1, 2021 (Predecessor)	(54,057)
Decrease due to amortization of revenue included in the beginning contract liability balance	15,341
Increase due to cash received, excluding amounts recognized as revenue during the period	(22,553)
Increase due to revenue recognized during the period but contingent on future performance	1,442
Decrease due to transfer to receivables during the period	(700)
Write off of deferred revenue due to fresh start accounting	60,945
Net balance at April 23, 2021 (Predecessor)	$418
Increase due to cash received, excluding amounts recognized as revenue during the period	(53,309)
Increase due to revenue recognized during the period but contingent on future performance	509
Net balance at June 30, 2021(Successor)	$(52,382)
Contract assets at June 30, 2021 (Successor)	$927
Contract liabilities at June 30, 2021 (Successor)	(53,309)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2021 (in thousands):

	For the Years Ending December 31,
	2021 (1)	2022	2023	2024	Total
Mobilization and contract preparation revenue	$2,028	$4,002	$3,917	$215	$10,162
Capital modification revenue	14,645	22,303	5,122	268	42,338
Demobilization and other deferred revenue	2,099	—	—	—	2,099
Total	$18,772	$26,305	$9,039	$483	$54,599
(1)	Represents the six-month period beginning July 1, 2021.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2021. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB Accounting Standards Update (or ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

5. Impairment of Assets

2021 Impairment. At June 30, 2021, we evaluated four drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the undiscounted probability-weighted cash flow for each rig was in excess of its respective carrying value. As a result, we concluded that no impairment of these rigs had occurred. No asset impairments were recorded for the period from April 24 through June 30, 2021.

During the first quarter of 2021, we evaluated three of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the carrying value of one of these rigs, for which we have concerns regarding future opportunities, was impaired (or the 2021 Impaired Rig). We estimated the fair value of the 2021 Impaired Rig using an income approach, whereby the fair value of the rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. Our fair value estimate was representative of a Level 3 fair value measurement due to the significant level of estimation involved and the lack of transparency as to the inputs used.  We recorded asset impairments aggregating $197.0 million for the period from January 1 through April 23, 2021.

2020 Impairment. In the first quarter of 2020, we evaluated five of our drilling rigs that had indicators of impairment.  Based on our assumptions and analysis at that time, we determined that the carrying values of four of these rigs were impaired (we collectively refer to these four rigs as the 2020 Impaired Rigs).

We estimated the fair values of the 2020 Impaired Rigs using an income approach, which utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures and repair costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. Our fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. We recorded asset impairments aggregating $774.0 million for the six-month period ended June 30, 2020.

See Note 9 “Drilling and Other Property and Equipment.”

We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If market fundamentals in the offshore oil and gas industry deteriorate further or a market recovery is further delayed, we may be required to recognize additional impairment charges in future periods.

6. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2021	2020
Trade receivables	$184,953	$115,732
Value added tax receivables	12,298	10,781
Warranty claims receivable	10,750	—
Federal income tax receivables	8,420	8,420
Related party receivables	48	78
Other	2,520	1,211
	218,989	136,222
Allowance for credit losses	(6,142)	(5,562)
Total	$212,847	$130,660

The allowance for credit losses at June 30, 2021 and December 31, 2020 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 8 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2021	2020
Collateral deposits	$19,570	-
Prepaid taxes	15,442	16,112
Deferred contract costs	6,688	19,808
Rig spare parts and supplies	6,405	12,606
Prepaid insurance	5,492	2,446
Prepaid rig costs	3,947	2,317
Prepaid legal retainers	1,019	2,408
Current contract assets	927	2,870
Other	6,302	3,708
Total	$65,792	$62,275

Accrued liabilities consist of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2021	2020
Deferred revenue	$35,274	$51,763
Payroll and benefits	29,933	30,296
Shorebase and administrative costs	27,696	17,275
Rig operating costs	26,111	21,123
Current operating lease liability	16,267	5,072
Accrued capital project/upgrade costs	8,805	7,075
Personal injury and other claims	5,413	6,495
Interest payable	3,017	—
Other	1,224	1,689
Total	$153,740	$140,788

Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Successor	Predecessor
	Period from April 24	Period from January 1	Six Months Ended
	through June 30,	through April 23,	June 30,
	2021	2021	2020
Accrued but unpaid capital expenditures at period end	$8,805	$18,617	$15,593
Accrued but unpaid debt issuance costs and arrangement fees (1)	7,047	7,588	—
Common stock withheld for payroll tax obligations (2)	—	—	394
Cash interest payments	1,346	37,593	19,843
Cash paid for reorganization items, net	15,809	37,566	274
Cash income taxes paid, net of (refunds):
Foreign	101	3,460	9,813
State	—	(34)	(14)
(1)

Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the period from January 1 through April 23, 2021, which were accrued at June 30, 2021 and April 23, 2021.  The amount accrued at June 30, 2021 is presented in “Accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets. In total, we incurred and capitalized financing costs of $13.8 million in relation to our exit financing.

(2)

Represents the cost of 130,333 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units during the six-month period ended June 30, 2020. This cost is presented as a deduction from stockholders’ equity in “Treasury stock” in the Predecessor’s unaudited Condensed Consolidated Balance Sheet at December 31, 2020.

7. Stock-Based Compensation

Pursuant to the terms of the Plan, the Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan (or the Equity Incentive Plan) was adopted and approved on the Effective Date. The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock-based awards or any combination thereof to eligible participants. The aggregate number of shares of Company Common Stock that are available for issuance pursuant to awards under the Equity Incentive Plan is 11,111,111.

During the Successor period, we granted an aggregate 337,662 time-vesting restricted stock unit (or RSU) awards to our non-employee members of the Board.  The time-vesting RSUs vest and become non-forfeitable with respect to 30% of the RSUs on the first anniversary of the grant date and 70% of the RSUs on the second anniversary of the grant date, subject to the recipient’s continuous service through the applicable vesting date. The vested RSUs will be issued at the earliest of (i) the fifth anniversary of the grant date, (ii) a separation from service, or (iii) a change in control. The recipients may elect, with respect of up to 40% of the vested and non-forfeitable RSUs, to receive cash equal to the fair market value of those RSUs instead of shares and therefore 40% of the awards are considered liability-classified awards, which will be remeasured each period.  The remaining 60% are equity-classified awards, for which the fair value was estimated based on the fair market value of our Common Stock on the date of grant.

In addition, pursuant to the terms of the Equity Incentive Plan we granted 222,222 shares of time-vesting restricted stock awards and 777,777 shares of performance-vesting restricted stock awards to our Chief Executive Officer.  One-third of the time-vesting awards were issued and immediately vested on the May 8, 2021 grant date and the remaining two-thirds vest in equal installments on the first and second anniversaries of the grant date, subject to his continuous service or employment.  The performance-vesting awards vest upon achievement of both a market and performance condition, and any awards that have not vested by May 8, 2027 will be forfeited.  The vesting of the performance-vesting awards is contingent upon certain conditions (as defined in the award agreement under the Equity Incentive Plan) that, as of June 30, 2021, had not been satisfied and were not considered probable.  Therefore, we have not recognized compensation cost associated with the performance-vesting awards.

During the period from April 24 through June 30, 2021, we recognized compensation expense of $1.1 million in relation to the time-vesting awards described above.

Effective July 1, 2021, the Board approved a new key employee retention and incentive plan covering executive officers and certain non-executive key employees. The new plan includes both performance- and time-vesting RSUs that vest annually over three years (with a grant date fair value aggregating approximately $30 million), as well as short-term cash incentive awards payable quarterly over one year (aggregating approximately $5 million).

8. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At June 30, 2021, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have one customer for which we have required a letter of credit to guarantee $12.8 million of the revenue to be earned pursuant to a contract extension amendment signed during 2020.  We have not required any other credit enhancements by our customers or required any to pay for services in advance at June 30, 2021. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At June 30, 2021, $5.8 million in trade receivables were considered past due by 30 days or more, of which $5.5 million were fully reserved for in previous years and none of the remaining $0.3 million were older than 90 days past due.

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

For purposes of calculating our current estimate of credit losses at June 30, 2021 and December 31, 2020, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period.  Additionally, at June 30, 2021 we had a separate risk pool for fully-reserved receivables outside our ordinary course of business aggregating $0.5 million.  Our current estimate of credit losses under CECL was $0.7 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively.  Our total allowance for credit losses was $6.1 million and $5.6 million at June 30, 2021 and December 31, 2020, respectively. See Note 6 “Supplemental Financial Information.”

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to certain of our drilling rigs, which were measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, and have presented the aggregate loss in “Impairment of assets” in our unaudited Condensed Consolidated Statements of Operations for period from January 1 to April 23, 2021. We had no assets measured at fair value on a recurring basis at June 30, 2021.

Assets measured at fair value are summarized below (in thousands).

	Successor
	June 30, 2021
	Fair Value Measurements Using				Successor	Predecessor
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Period from April 24 to June 30, 2021	Total Losses for Period from January 1 to April 23, 2021 (1)
Nonrecurring fair value measurements:
Impaired assets (1)	$—	$—	$—	$—	$—	$197,027

(1)

Represents an impairment charge recognized during the three months ended March 31, 2021 of one semisubmersible rig, which was written down to its estimated fair value. See Note 5 “Impairment of Assets.”

	Predecessor
	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (1)
Nonrecurring fair value measurements:
Impaired assets (2)	$—	$—	$1,000	$1,000	$842,016

(1)

Represents impairment losses of $774.0 million and $68.0 million recognized during the first and fourth quarters of 2020, respectively, related to four semisubmersible rigs which were written down to their estimated fair values. See Note 5 “Impairment of Assets.”

(2)	Represents the total book value as of December 31, 2020 of one semisubmersible rig, which was written down to its estimated fair value during the fourth quarter of 2020.

We believe that the carrying amounts of our other financial assets and liabilities (excluding our Exit Term Loans, Exit Notes and the Predecessor Senior Notes), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•	Cash and cash equivalents and restricted cash -- The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Accounts receivable and accounts payable -- The carrying amounts approximate fair value based on the nature of the instruments.
•	Exit RCF Borrowings - The carrying amount approximates fair value since the variable interest rates are tied to current market rates and the applicable margins represent market rates.

Our debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our Exit Term Loans, Exit Notes and the Predecessor Senior Notes would be considered Level 2 liabilities. The fair value of these instruments was derived using a third-party pricing service at June 30, 2021 and December 31, 2020. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and for the Senior Notes, comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our long-term debt and the Senior Notes are shown below (in millions).

	Successor		Predecessor
	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$100.0	$100.0	—	—
Exit Notes	86.2	86.2	—	—
3.45% Senior Notes due 2023	—	—	$30.6	$250.0
7.875% Senior Notes due 2025	—	—	61.3	500.0
5.70% Senior Notes due 2039	—	—	61.2	500.0
4.875% Senior Notes due 2043	—	—	91.9	750.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

9. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2021	2020
Drilling rigs and equipment	$1,182,243	$6,987,630
Land and buildings	9,803	41,072
Office equipment and other	2,177	83,016
Finance lease right of use asset	174,571	—
Cost	1,368,794	7,111,718
Less: accumulated depreciation	(18,736)	(2,988,909)
Drilling and other property and equipment, net	$1,350,058	$4,122,809

All assets were adjusted to fair value as of the Effective Date of fresh start accounting. See Note 3 “Fresh Start Accounting.”

During the period from January 1 through April 23, 2021, we recorded an impairment charge of $197.0 million to write down a drilling rig with indicators of impairment to its estimated fair value. See Note 5 “Impairment of Assets” and Note 8 “Financial Instruments and Fair Value Disclosures.”

We have reported the $1.0 million net book value of the Ocean Valor, a previously impaired semisubmersible rig, as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheet at June 30, 2021. During the period from January 1 through April 23, 2021, we sold the Ocean America and Ocean Rover, both previously impaired semisubmersible rigs that were reported as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheet at December 31, 2020, for an aggregate net pre-tax gain of $4.4 million.

10. Prepetition Revolving Credit Facility, Senior Notes and Exit Debt

Prepetition Revolving Credit Facility

On the Petition Date, we had borrowings outstanding under our prepetition RCF aggregating $436.0 million. Upon filing of the Chapter 11 Cases, which constituted an event of default under the RCF, the principal and interest under the RCF became immediately due and payable. We ceased accruing interest on borrowings under the RCF as of the Petition Date. Subsequently, as a result of the filing of the Chapter 11 Cases, we received notification on April 28, 2020 that the commitments under the RCF had been reduced from $950.0 million to approximately $442.0 million. In January 2021, a $6.0 million financial letter of credit was drawn on by the beneficiary and converted to an adjusted base rate loan under the RCF, resulting in total outstanding borrowings of $442.0 million.

The outstanding borrowings and accrued prepetition interest under the RCF were presented as “Liabilities subject to compromise” in the Predecessor’s unaudited Condensed Consolidated Balance Sheet at December 31, 2020. However, as a result of the signing of the PSA in January 2021, we no longer considered the outstanding borrowings and accrued pre-petition interest to be “Liabilities subject to compromise” as such claims, including accrued interest since the Petition Date, would be settled in full upon emergence from bankruptcy. Due to provisions in the PSA and other orders of the Bankruptcy Court, we resumed recognizing interest on our outstanding borrowings under the RCF and also recorded the unpaid post-petition interest not previously recognized. See Note 2 “Chapter 11 Proceedings – Chapter 11 Cases.”

On the Effective Date, the RCF claims were settled as follows:

•	Approximately $279.6 million paid in cash;
•	Rollover of prepetition RCF into new debt of $200.0 million on a dollar-for-dollar basis. See “Exit Debt - Exit Revolving Credit Agreement” and “Exit Debt - Exit Term Loan Credit Agreement.”

Senior Notes

At December 31, 2020, the Senior Notes were comprised of the following debt issues and were reported as “Liabilities subject to compromise” in the Predecessor’s unaudited Condensed Consolidated Balance Sheet (in thousands):

Predecessor
December 31,
2020
3.45% Senior Notes due 2023	$250,000
7.875% Senior Notes due 2025	500,000
5.70% Senior Notes due 2039	500,000
4.875% Senior Notes due 2043	750,000
Total Senior Notes, net	$2,000,000

On the Effective Date, New Diamond Common Shares were transferred pro rata to the holders of the Senior Notes in exchange for the cancellation of the Senior Notes. See Note 2 “Chapter 11 Proceedings – Chapter 11 Cases.” As a result of the cancellation of the Senior Notes and associated accrued interest of $44.9 million, we recognized a pre-tax gain on extinguishment of debt of approximately $1.1 billion which was reported in “Reorganization items, net” in the Predecessor’s unaudited Condensed Consolidated Statement of Operations for the period January 1 through April 23, 2021.

Exit Debt

At June 30, 2021, the carrying value of the Successor long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

Successor
June 30,
2021
Borrowings under Exit RCF	$133,478
Exit Term Loans	98,958
Exit Notes	83,615
Total Exit Debt, net	$316,051

The borrower under the Exit RCF and Exit Term Loan Credit Agreement (or, collectively, the Credit Facilities) is DFAC (or the Borrower) and the co-issuers of the Exit Notes are DFAC and Diamond Finance, LLC, a newly-formed wholly-owned subsidiary of DFAC (or, together, the Issuers). The Credit Facilities and the Exit Notes are unconditionally guaranteed, on a joint and several basis, by the Borrower and certain of its direct and indirect subsidiaries (or, collectively with the Borrower, the Credit Parties and each, a Credit Party) and secured by senior priority liens on substantially all of the assets of, and the equity interests in, each Credit Party, including all rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Credit Facilities and the First Lien Notes Indenture.

As of June 30, 2021, the aggregate annual maturity of the Successor Exit Debt, excluding net unamortized premium and debt issuance costs of $0.8 million and $3.6 million, respectively, was as follows (in thousands):
Aggregate Principal Amount
Year Ending December 31,
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	318,799
Total maturities of long-term debt	$318,799

Exit Revolving Credit Agreement

On the Effective Date, the Company entered into the Exit Revolving Credit Agreement, which provides for a $400.0 million senior secured revolving credit facility, with a $100.0 million sublimit for the issuance of letters of credit thereunder, which is scheduled to mature on April 22, 2026.

Borrowings under the Exit RCF may be used to finance capital expenditures, pay fees, commissions and expenses in connection with the loan transactions and consummation of the Plan, and for working capital and other general corporate purposes. Availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Exit Revolving Credit Agreement) would exceed $125.0 million or (ii) the Collateral Coverage Ratio (as defined below) would be less than 2.00 to 1.00 and the aggregate principal amount outstanding under the Exit RCF would exceed $400.0 million and/or the Total Collateral Coverage Ratio (as defined below) would be less than 1.30 to 1.00.

On the Effective Date, the Borrower incurred loans under the Exit RCF in an aggregate amount of approximately $103.5 million, of which $100.0 million was deemed incurred in exchange for certain obligations of the Company under its prepetition RCF and approximately $3.5 million was deemed incurred in satisfaction of certain upfront fees payable to the lenders under the prepetition RCF (or PIK Loans). The PIK Loans do not reduce the amount of available commitments under the Exit RCF, and if repaid or prepaid may not be reborrowed.

Loans outstanding under the Exit RCF bear interest at a rate per annum equal to the applicable margin plus, at the Borrower’s option, either: (i) the reserve-adjusted London Inter-bank Offered Rate (or LIBOR Rate), subject to a floor of 1%, or (ii) a base rate, subject to a floor of 2.00%, determined as the greatest of (x) the rate per annum publicly announced from time to time by Wells Fargo Bank, National Association, as its prime rate (or the Wells Fargo Prime Rate), (y) the federal funds effective rate plus ½ of 1.00%, and (z) the reserve-adjusted one-month LIBOR Rate plus 1.00%. The applicable margin is initially 4.25% per annum for LIBOR Rate loans and 3.25% per annum for base rate loans. Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Exit RCF in connection with certain specified asset dispositions (subject to reinvestment rights if no event of default exists). Available Cash (as defined in the Exit Revolving Credit Agreement) in excess of $125 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Exit RCF may be voluntarily prepaid and the commitments thereunder voluntarily terminated or reduced by the Borrower at any time without premium or penalty, other than customary breakage costs.

The Borrower is required to pay a quarterly commitment fee to each lender under the Exit Revolving Credit Agreement, which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such lender’s commitments under the Exit RCF. The Borrower is also required to pay customary letter of credit and fronting fees.

The Exit Revolving Credit Agreement obligates the Borrower and its restricted subsidiaries to comply with the following financial maintenance covenants:

•

as of the last day of each fiscal quarter, the ratio of (a) the Collateral Rig Value (as defined in the Exit Revolving Credit Agreement), to (b) the aggregate outstanding principal amount of all Loans and L/C Obligations (both as defined in the Exit Revolving Credit Agreement) thereunder (or the Collateral Coverage Ratio) is not permitted to be less than 2.00 to 1.00; and

•

as of the last day of each fiscal quarter, the ratio of (a) the Collateral Rig Value to (b) the sum of (1) the aggregate outstanding principal amount of all Loans and L/C Obligations thereunder, plus (2) the aggregate outstanding principal amount of the Exit Term Loans, plus (3) the aggregate outstanding principal amount of the Exit Notes, plus (4) the aggregate outstanding principal amount of the Last Out Incremental Debt (or the Total Collateral Coverage Ratio) as of the last day of any such fiscal quarter is not permitted to be less than 1.30 to 1.00.

The Exit Revolving Credit Agreement contains negative covenants that limit, among other things, the Borrower’s ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions.

Additionally, the Exit Revolving Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, cross-default to other material indebtedness, and a change of control. At June 30, 2021, we were in compliance with all covenants under the Exit Revolving Credit Agreement.

We incurred $6.6 million in debt issuance costs and $3.5 million in paid-in-kind upfront fees in connection with the Exit RCF, which are presented as a component of “Other assets” in our unaudited Condensed Consolidated Balance Sheet at June 30, 2021. Debt issuance costs are amortized as incremental interest expense over the term of the Exit RCF on a straight-line basis. At June 30, 2021, we had borrowings outstanding of $133.5 million under the

Exit RCF, including $3.5 million in PIK Loans. Current borrowings outstanding under the Exit RCF accrue interest at 5.25% per annum.

At July 30, 2021, we had borrowings of $153.5 million outstanding under the Exit RCF, and we had utilized $6.1 million for the issuance of letters of credit in replacement of an existing letter of credit at June 30, 2021. As of July 30, 2021, approximately $243.9 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

Exit Term Loan Credit Agreement

The Exit Term Loan Credit Agreement provides for a $100.0 million senior secured term loan credit facility, scheduled to mature on April 22, 2027. On the Effective Date, the Borrower utilized the entire $100.0 million under the Exit Term Loan Credit Facility to refinance a portion of the Predecessor obligations under the prepetition RCF. The Exit Term Loans outstanding under the Exit Term Loan Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at the Borrower’s option, either: (i) the reserve-adjusted or LIBOR Rate, subject to a floor of 1.00% (or LIBOR Rate Term Loans), or (ii) a base rate (or Base Rate Term Loans), subject to a floor of 2.00%, determined as the greatest of (x) the Wells Fargo Prime Rate, (y) the federal funds effective rate plus ½ of 1.00%, and (z) the reserve-adjusted one-month LIBOR Rate plus 1.00%. The margin applicable to LIBOR Rate Term Loans is, at the Borrower’s option: (i) 6.00%, paid in cash; (ii) 4.00% paid in cash plus an additional 4.00% paid in kind; or (iii) 10.00% paid in kind. The margin applicable to Base Rate Term Loans is, at the Borrower’s option: (i) 5.00%, paid in cash; (ii) 3.50% paid in cash plus an additional 3.50% paid in kind; or (iii) 9.00% paid in kind. The Exit Term Loans may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrower at any time without premium or penalty, other than customary breakage costs. Interest on LIBOR Rate Term Loans is payable one, two, three, six, or, if agreed by all lenders, twelve months after such LIBOR Rate Term Loan is disbursed as, converted to or continued as a LIBOR Rate Term Loan, as selected by the Borrower. Interest on Base Rate Term Loans is payable quarterly.

The Exit Term Loan Credit Agreement contains negative covenants that limit, among other things, the Borrower’s ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions.

Additionally, the Exit Term Loan Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, any material default under certain material contracts and agreements, cross-default to other material indebtedness, and a change of control. At June 30, 2021, we were in compliance with all covenants under the Exit Term Loan Credit Agreement.

The Exit Term Loans were valued at par for fresh start accounting purposes and are presented net of debt issuance costs of $1.0 million, which are being amortized as interest expense over the stated maturity of the loans using the effective interest method. At June 30, 2021, we had Exit Term Loans outstanding of $100.0 million, which accrue interest at 7.0% per annum, assuming a six-month LIBOR and cash interest payment option, and had an effective interest rate of 7.2% per annum.

First Lien Notes Indenture

On the Effective Date, we entered into the First Lien Notes Indenture and, pursuant to the Backstop Agreement and in accordance with the Plan, (i) consummated the primary rights offering of the Issuers’ First Lien Notes and associated New Diamond Common Shares at an aggregate subscription price of approximately $46.9 million, (ii) closed the delayed draw rights offering of the First Lien Notes and associated New Diamond Common Shares at an aggregate subscription price of approximately $21.9 million, which was committed to but unfunded as of the Effective Date, (iii) consummated the primary private placement of the Issuers’ First Lien Notes and associated New Diamond Common Shares in an aggregate amount of approximately $28.1 million, (iv) closed the delayed draw private placement of the Issuers’ First Lien Notes and associated New Diamond Common Shares in an aggregate amount of approximately $17.8 million, which was committed to but unfunded as of the Effective Date, and (v) paid as consideration to the participants in the Backstop Agreement a commitment premium in the form of additional First Lien Notes in a principal amount of approximately $10.3 million, equal to 9.00% of the aggregate amount of the committed First Lien Notes (or the PIK Exit Notes). Exit Notes in the aggregate principal amount of $85.3 million were issued on the Effective Date and will mature on April 22, 2027.

Interest on the First Lien Notes accrues, at the Issuers’ option, at a rate of: (i) 9.00% per annum, payable in cash; (ii) 11.00% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional First Lien Notes (or PIK Notes); or (iii) 13.00% per annum, with the entirety of such interest to be payable by issuing PIK Notes. The Issuers shall pay interest semi-annually in arrears on April 30 and October 31 of each year, commencing October 31, 2021.  In addition, the Issuers shall pay a commitment premium of 3% per annum on the aggregate principal amount of undrawn delayed draw First Lien Notes pursuant to the terms of the First Lien Notes Indenture.

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

The First Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding First Lien Notes to be declared due and payable immediately. At June 30, 2021, we were in compliance with all covenants under the First Lien Notes Indenture.

The Exit Notes were valued at a 101% of par value for fresh start accounting purposes and are presented net of debt issuance costs of $2.5 million, which are being amortized as interest expense over the stated maturity of the notes using the effective interest method. At June 30, 2021, we had Exit Notes outstanding aggregating $85.3 million, which accrue interest at 9.0% per annum, assuming a cash interest payment option, and had an effective interest rate of 9.7% per annum.

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

Non-Income Tax and Related Claims

We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for these taxes and the related penalties and interest and, accordingly, have recorded a $15.3 million and $13.5 million liability at June 30, 2021 and December 31, 2020, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. In addition, to defend against these assessments through all applicable proceedings, including any necessary judicial appeals, we could be required to post appeal bonds or other forms of guarantees, some of which may require cash collateral for up to the full amount of the guarantees. If we are required to post cash collateral to support any such guarantees, we intend to utilize a combination of cash on hand and availability under our Exit Revolving Credit Agreement, which could have a material adverse effect on our liquidity.

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

Personal Injury Claims

Under our primary insurance policies, our deductibles for marine liability insurance coverage with respect to personal injury claims, which primarily result from Jones Act liability in the U.S. Gulf of Mexico, are $5.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2021 our estimated liability for personal injury claims was $14.7 million, of which $5.2 million and $9.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2020 our estimated liability for personal injury claims was $14.7 million, of which $5.9 million and $8.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other

We were contingently liable as of June 30, 2021 in the aggregate amount of $26.9 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $20.8 million of these tax and customs bonds can require collateral at any time, while the remaining agreements, aggregating $6.1 million, cannot require collateral except in events of default.  At June 30, 2021, we had made aggregate collateral deposits of $19.6 million with respect to other bonds and letters of credit, including a $6.0 million financial letter of credit, which was issued in 2020 under the prepetition RCF in support of a previously issued surety bond and was drawn on by the beneficiary in January 2021, converted to an adjusted base rate loan under the prepetition RCF and then paid down as part of the settlement of the debt at emergence.  These deposits were recorded in “Prepaid expenses and other current assets” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2021.

12. Leases and Lease Commitments

On March 31, 2021, we signed an amendment to our long-term operating lease agreement for BOP and related well control equipment (or Well Control Equipment) on our four drillships, which became effective on the Effective Date. The general terms of the lease were unchanged, including the stipulated cost per day and available renewal options, however, a ceiling was added to a previously unpriced purchase option at the end of the original 10-year lease term.

This amendment is considered a lease modification effective on April 23, 2021, whereby we were required to reassess lease classification and remeasure the corresponding ROU asset and lease liability. Due to the purchase option ceiling provision included in the amendment, we now believe that we are reasonably certain to exercise the purchase option at the end of the original lease term. Therefore, we have changed the lease classification from an operating lease to a finance lease and remeasured the right-of-use asset and lease liability to include the estimated purchase option price of the Well Control Equipment.

At the date of the modification, we had an aggregate prepaid rent balance attributable to the original sale and lease back transaction for the Well Control Equipment of $8.4 million, which was previously recorded within the operating lease right-of-use asset within “Other assets” in our Consolidated Balance Sheets.  This balance was written off in connection with fresh start accounting at the Effective Date.

We have used our incremental borrowing rate to discount the future lease payments for these finance leases as the rate implicit in the leases is not readily determinable.  The incremental borrowing rate was determined based on the secured borrowing rates negotiated in relation to our reorganization and the valuations received for our new debt.

Components of expense attributable to these finance leases are as follows (in thousands):

Successor
Period from April 24
through June 30,
2021
Finance lease cost:
Amortization of ROU assets	$3,318
Interest on lease liabilities	2,152
Total	$5,470

Supplemental information related to the finance leases is as follows (in thousands, except weighted-average data):

Successor
Period from April 24
through June 30,
2021
Finance Leases:
Operating cash flows used	$2,152
Financing cash flows used	2,240
ROU assets obtained in exchange for lease liabilities	174,571
Weighted-average remaining lease term	4.94 years
Weighted-average discount rate	6.72%

Maturities of the finance lease liabilities as of June 30, 2021 are as follows (in thousands):

2021 (excluding six months ended June 30, 2021)	$13,248
2022	26,280
2023	26,280
2024	26,352
2025	26,280
2026	96,430
Thereafter	-
Total lease payments	214,870
Less: interest	(43,043)
Total lease liability	$171,827

Additionally, during the period from April 24 through June 30, 2021, we commenced various new operating leases associated with an integrated services agreement with one of our customers under which we lease requested equipment for the duration of the drilling contract.  As a result, we recorded approximately $13 million of ROU assets and offsetting lease liabilities during the period for the leased equipment which have an estimated lease term of approximately 17 months.

Amounts recognized in our unaudited Condensed Consolidated Balance Sheets for both our operating and finance leases are as follows:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Operating Leases:
Other assets	$44,727	$154,796
Accrued liabilities	(16,267)	(5,072)
Other liabilities	(28,545)	(23,476)
Liabilities subject to compromise (1)	—	(112,646)
Finance Leases:
Drilling and other property and equipment, net of accumulated depreciation	171,253	—
Current finance lease liabilities	(15,338)	—
Noncurrent finance lease liabilities	(156,489)	—

(1)	Balance at December 31, 2020 included current and noncurrent operating lease liabilities of $16.7 million and $95.9 million, respectively.

13. Income Taxes

Upon emergence from the Chapter 11 Cases, we recognized Cancellation of Debt Income (or CODI).  The Internal Revenue Code provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain tax attributes. The estimated amount of CODI is $1,266.0 million, which is expected to be fully offset by a decrease in net operating losses and tax basis in assets. The actual reduction in tax attributes does not occur until the end of the calendar year and is expected to be fully offset by a corresponding decrease in valuation allowance.

As a result of the emergence from bankruptcy, the Company experienced an ownership change under Section 382 of the Internal Revenue Code, which is expected to result in future annual limitations on the usage of any remaining U.S. outstanding tax attributes.

On September 3, 2019, the Swiss federal government, along with the Canton of Zug, enacted tax legislation, which we refer to as Swiss Tax Reform, effective January 1, 2020. At the time Swiss Tax Reform was enacted, uncertainty with regard to the tax basis of depreciable property led us to record a $187.0 million reserve for uncertain tax positions. Further clarification has been provided by the Swiss tax authorities such that we reversed the aforementioned reserve for uncertain tax positions during the period from April 1 through April 23, 2021. The reversal was offset by a corresponding increase in valuation allowance.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2021, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Successor
	Period from April 24, 2021 through June 30, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$50,777	$8,723	$59,500
Australia	23,949	5,280	29,229
United Kingdom	12,915	953	13,868
Myanmar	7,168	1,922	9,090
Brazil	3,224	—	3,224
Total	$98,033	$16,878	$114,911

	Predecessor
	Period from April 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$19,171	$1,055	$20,226
Australia	5,357	1,543	6,900
United Kingdom	3,876	350	4,226
Myanmar	2,407	803	3,210
Brazil	—	—	—
Total	$30,811	$3,751	$34,562

	Predecessor
	Period from January 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$93,215	$7,048	$100,263
United Kingdom	27,967	2,300	30,267
Australia	17,031	4,697	21,728
Myanmar	11,730	1,970	13,700
Brazil	3,421	—	3,421
Total	$153,364	$16,015	$169,379

	Predecessor
	Three Months Ended June 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$82,154	$3,284	$85,438
Brazil	56,968	14	56,982
United Kingdom	29,173	1,633	30,806
Australia	16,195	3,283	19,478
Malaysia (1)	4,147	1,352	5,499
Total	$188,637	$9,566	$198,203

	Predecessor
	Six Months Ended June 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$187,054	$6,427	$193,481
Brazil	120,147	(39)	120,108
United Kingdom	61,772	4,878	66,650
Australia	33,383	8,112	41,495
Malaysia (1)	4,147	1,492	5,639
Total	$406,503	$20,870	$427,373
(1)	Revenue earned by the Ocean Monarch during a standby period in Malaysia while awaiting clearance to begin operations in Myanmar waters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report, Item 1A, “Risk Factors” included in Part II of this report and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 12 floater rigs (four drillships and eight semisubmersibles). The Ocean Valor is being marketed for sale and has been excluded from our current rig fleet. See “– Market Overview.”

Bankruptcy Filing

As previously disclosed, on April 26, 2020, Diamond Offshore Drilling, Inc. (or the Company) and certain of its direct and indirect subsidiaries (which we refer to, together with the Company, as the Debtors) commenced voluntary cases (or the Chapter 11 Cases)  for relief under chapter 11 (or Chapter 11) of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). On January 22, 2021, the Debtors entered into a Plan Support Agreement (or the PSA), among the Debtors, certain holders of the Company’s then-existing 5.70% Senior Notes due 2039, 3.45% Senior Notes due 2023, 4.875% Senior Notes due 2043 and 7.875% Senior Notes due 2025 (or collectively, the Senior Notes) party thereto and certain holders of claims (or collectively, the RCF Claims) under the Company’s then-existing $950.0 million syndicated revolving credit facility (or RCF). Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and entered into the Commitment Letter (as defined in the PSA) with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy.

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

See Note 2 “Chapter 11 Proceedings” and Note 10 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report and “– Liquidity and Capital Resources.”

Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations (or ASC 852), which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. The criteria requiring fresh start accounting are: (i) the holders of the then-existing voting shares of the Predecessor (or legacy entity prior to the Effective Date) received less than 50 percent of the new voting shares of the Successor outstanding upon emergence from bankruptcy, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or from April 24 to June 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1 to April 23, 2021).

Recent Developments

On August 3, 2021, the Company announced that its board of directors (or Board) has appointed an independent committee, supported by management, to explore strategic alternatives to maximize shareholder value. These alternatives may include, among other things, continuing as a standalone public company, pursuing asset acquisitions or entering into a business combination with a strategic partner. In connection with the review, Goldman Sachs & Co. LLC has been retained as financial advisor and Milbank LLP has been retained as legal advisor. The Company has not set a formal timetable for this exploration, nor has it made any decisions related to strategic alternatives at this time. There is no assurance that the process will result in a transaction or any other specific outcome. The Company does not expect to make additional public comment regarding these matters until the Board approves a specific action or otherwise concludes the process.

Market Overview

The offshore contract drilling market continues to be challenged by an oversupply of rigs and continued depressed, although improved, commodity prices. The global COVID-19 outbreak that commenced in 2020 and resulting measures to mitigate the spread of the virus, including government-imposed lockdowns, restrictions and travel bans, contributed to a dramatic fall in demand for oil that has had continuing impact into 2021. The modest success of COVID-19 restrictions and mitigation protocols in slowing the spread of the virus and the ongoing distribution of vaccines to combat COVID-19 have resulted in the easing of lockdowns and restrictions in some areas, as well as a gradual increase in demand for oil.

Commodity prices have risen modestly since the start of 2021. As of the date of this report, the price for Brent crude oil had risen to the high-$60-per-barrel range, bolstered by recent commitments by OPEC+ to maintain its conservative supply program. Additionally, recent oil prices have been favorably impacted by increased “summer” demand as the travel industry recovers from COVID-19 related shutdowns. However, some industry analysts  predict that downward pressure on oil prices will persist in 2021 due to pressure on demand as concerns related to COVID-19 linger or worsen due to the emergence of variants to the virus and shortfalls in vaccination goals in many parts of the world. Some industry analysts also predict that oil demand recovery/growth could be slowed by increasing fuel efficiency standards and decarbonization efforts. As a result, depressed commodity prices could continue for the foreseeable future.

At the end of the second quarter of 2021, based on industry reports, global floater contracted utilization was approximately 64% with 127 of 197 available rigs contracted. In addition, industry analysts report that 24 floater rigs remain on order, with only a single floater delivery having occurred since 2019 due to owner-negotiated delivery deferrals. Four on-order rigs are scheduled for delivery in the second half of 2021, and eleven and nine on-order floaters are scheduled for delivery in 2023 and 2024, respectively. Contracting activity and dayrates have marginally increased in 2021, and some industry analysts predict that warm-stacked rigs may be reactivated to meet the emerging demand. However, the majority of contract terms remain relatively short in duration.

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

The backlog information presented below does not, nor is it intended to, align with the disclosures related to revenue expected to be recognized in the future related to unsatisfied performance obligations, which are presented in Note 4 “Revenue from Contracts with Customers” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. Contract drilling backlog includes only future dayrate revenue as described above, while the disclosure in Note 4 “Revenue from Contracts with Customers” excludes dayrate revenue and reflects expected future revenue for mobilization, demobilization and capital modifications to our rigs, which are related to non-distinct promises within our signed contracts. See “– Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows.”

The following table reflects our contract drilling backlog as of July 1, 2021 (and does not include any contracts signed after July 1, 2021 but prior to the date of this report), January 1, 2021 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2020), and July 1, 2020 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020) (in millions).

	July 1, 2021 (1)	January 1, 2021 (1)	July 1, 2020 (1)
Contract Drilling Backlog	$1,073	$1,187	$1,192

(1)

Contract drilling backlog as of July 1, 2021, January 1, 2021 and July 1, 2020 excludes future commitment amounts totaling approximately $47.0 million, $75.0 million and $100.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of July 1, 2021 (in millions).

	For the Years Ending December 31,
	Total	2021 (1)	2022	2023	2024
Contract Drilling Backlog (2)	$1,073	$370	$529	$169	$5

(1)	Represents the six-month period beginning July 1, 2021.
(2)

Contract drilling backlog as of July 1, 2021 excludes a future gross margin commitment of approximately $47.0 million for the three-year period ending December 31, 2023.  This amount is payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of the three-year period, pursuant to terms of an existing contract.

The following table reflects the percentage of rig days per year committed as of July 1, 2021. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2021 (1)	2022	2023	2024
Percentage of Rig Days Committed (2)	77%	53%	15%	0%

(1)	Represents the six-month period beginning July 1, 2021.

(2)

As of July 1, 2021, includes approximately 30 rig days and 85 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects for the second half of 2021 and for the year 2022, respectively.

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

With respect to protecting our crews and, thus, our rig operations, we have adopted COVID-19 testing requirements based on the regions in which our rigs are operating that primarily require testing of all personnel prior to an offshore rotation or travel from the U.S. to an international location. Additionally, for most of our rigs we have implemented the following health protocols:

•	self-isolation of our crew with only immediate family members prior to reporting for crew change;
•	decreased crew change frequency to minimize the frequency of travel and turnover of crew;
•	twice daily temperature checks;
•	eliminated large group meetings;
•	reduced seating capacity in galley for social distancing;
•	eliminated self-servicing of food;
•	increased frequency of disinfectant cleaning in communal areas on the rig; and
•	reduced number of personnel in elevators to a maximum of four.

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs, and the inspection interval for our North Sea rigs is two-and-one-half years. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the second half of 2021, we expect to spend approximately 30 days of planned downtime, including approximately 10 days for mobilization and contract preparation activities for the Ocean BlackRhino and approximately 20 days to complete an intermediate survey for the Ocean Patriot. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, upgrades, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 “General Information” of our notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, except as described below.

Upon emergence from Chapter 11 bankruptcy, the Company adopted fresh start accounting in accordance with provisions of ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. Fresh start accounting requires that new fair values be established for our assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. See Note 3 "Fresh Start Accounting" to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for further information on the impact of fresh start accounting on our unaudited condensed consolidated financial statements.

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. The following table presents these three key performance indicators and other comparative data relating to our revenues and operating expenses for the periods from April 24 through June 30, 2021 and April 1 through April 23, 2021 and the three months ended June 30, 2020 (in thousands, except days, daily amounts and percentages).

Results for the periods from April 24 through June 30, 2021 and April 1 through April 23, 2021 and the three months ended June 30, 2020.

	Successor	Predecessor
	Period from April 24 through June 30,	Period From April 1 through April 23,	Three Months Ended June 30,
	2021	2021	2020
REVENUE-EARNING DAYS (1)	498	144	820
UTILIZATION (2)	61%	52%	60%
AVERAGE DAILY REVENUE (3)	$197,000	$213,500	$230,100

CONTRACT DRILLING REVENUE	$98,033	$30,811	$188,637
REVENUE RELATED TO REIMBURSABLE EXPENSES	16,878	3,751	9,566
TOTAL REVENUES	$114,911	$34,562	$198,203
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$90,711	$40,053	$165,943
REIMBURSABLE EXPENSES	$16,572	$3,640	$8,307
OPERATING LOSS
Contract drilling services, net	$7,322	$(9,242)	$22,694
Reimbursable expenses, net	306	111	1,259
Depreciation	(18,735)	(18,132)	(74,835)
General and administrative expense	(16,217)	(2,670)	(15,701)
Restructuring and separation costs	—	—	(17,119)
Gain on disposition of assets	176	85	220
Total Operating Loss	$(27,148)	$(29,848)	$(83,482)
Other income (expense):
Interest income	1	—	108
Interest expense, net of amounts capitalized	(7,097)	(2,265)	(10,333)
Foreign currency transaction loss	(914)	(797)	(1,004)
Reorganization items, net	(5,538)	(1,604,512)	(53,977)
Other, net	10,706	(90)	(81)
Loss before income tax (expense) benefit	(29,990)	(1,637,512)	(148,769)
Income tax (expense) benefit	(17,303)	37,204	3,949
NET LOSS	$(47,293)	$(1,600,308)	$(144,820)

(1)	An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs).
(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per R-E day.

Contract Drilling Revenue. For the period from April 24 through June 30, 2021, we earned contract drilling revenue of $114.9 million attributable to 498 R-E days and average daily revenue of $197,000.  Seven of our ten currently contracted rigs operated at nearly full utilization for the period, including the Ocean Apex, which commenced a new contract in early May 2021. Total utilization for the period was 61%, reflecting an aggregate 122 days of planned downtime for the Ocean Courage and Ocean BlackRhino, which were in the shipyard preparing for upcoming contracts that commenced in mid-June and July, respectively, and 35 days of downtime for the Ocean Endeavor due to an inspection and repairs. In connection with fresh start accounting, we wrote off deferred revenue balances at the Effective Date, resulting in lower average daily revenue, compared to previous periods. Prior to fresh start accounting, such amounts would have been amortized into income over the respective contract terms.  During the period, we recognized $0.2 million of contract drilling revenue in relation to a management and marketing services arrangement that commenced in May 2021, for which we also recognized gross reimbursable revenue and expenses of $5.2 million.

During the period from April 1 through April 23, 2021, we earned contract drilling revenue of $34.6 million attributable to 144 R-E days and average daily revenue of $213,500.  Six of our ten currently contracted rigs operated at full utilization for the period, and three rigs were preparing for upcoming contracts throughout the period. Additionally, the Ocean Endeavor had 16 days of downtime for an inspection and repairs.  The decline in average daily revenue earned during the period, compared to the previous period, is primarily attributable to a lower dayrate earned by the Ocean BlackHawk as a result of renegotiating its long-term contract in mid-2020 in exchange for extended term on the contract.

Contract drilling revenue for the three months ended June 30, 2020 was $198.2 million attributable to 820 R-E days and average daily revenue of $230,100.  Eight of our rigs operated at full utilization during the period, including the Ocean Valor, which completed its contract in the second half of 2020.  The Ocean Onyx and Ocean BlackLion were in the shipyard throughout the second quarter of 2020 preparing for upcoming contracts, and both the Ocean BlackRhino and Ocean Valiant completed contracts in May 2020 and were warm stacked for the remainder of the period.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, was $90.7 million for the period from April 24 through June 30, 2021, reflecting lower costs compared to the prior periods presented for labor and personnel, equipment rentals and shorebase costs and overhead. Results for the period also reflect lower amortized deferred contract preparation and mobilization costs due to the write off of previously deferred expenses in connection with fresh start accounting. The reduction in equipment rental cost in the Successor period reflects the impact of a lease modification relating to blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Due to a modification of the lease agreements on the Effective Date, the leases are now considered finance leases. The resulting change in lease classification resulted in a decrease in rent expense of approximately $2.2 million per month. Offsetting these reductions were elevated repairs and maintenance costs primarily due to repairs for the Ocean Endeavor and other shipyard projects during the period.

During the period from April 1 through April 23, 2021, contract drilling expense, excluding depreciation, was $40.1 million, reflecting lower payroll and benefits costs compared to the 2020 period resulting from the cold stacking of rigs, offset by higher repairs and maintenance, primarily related to repairs for the Ocean Endeavor.

Contract drilling expense, excluding depreciation, for the three months ended June 30, 2020 totaled $165.9 million, comprised primarily of payroll and benefits costs ($68.8 million), rig repairs and maintenance ($24.7 million), equipment rentals ($21.6 million), shorebase costs and overhead ($15.3 million), amortization of deferred contract preparation and mobilization costs ($5.7 million) and other costs ($29.8 million).

Depreciation Expense. Depreciation expense for the periods from April 24 through June 30, 2021 and April 1 through April 23, 2021 and the three months ended June 30, 2020 was $18.7 million, $18.1 million and $74.8 million, respectively. The decline in depreciation from the earliest year presented is the result of a lower depreciable asset base due to asset impairments recognized during 2020 and 2021, as well the fair value remeasurement of our rigs and equipment due to the application of fresh start accounting on the Effective Date. See Note 3 “Fresh Start Accounting” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs. During the three months ended June 30, 2020, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. Also, during the second quarter of 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs.  As a result of this initiative, we incurred costs of $9.7 million during the second quarter of 2020, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations.

Interest Expense.  During the period from April 24 through June 30, 2021, we recognized interest expense of $4.9 million related to new debt on the Effective Date. Additionally, during the Successor period, we recognized incremental interest expense of $2.2 million as a result of the change in classification of our leases of Well Control Equipment from operating leases to finance leases on the Effective Date.

Upon filing the Chapter 11 Cases on April 26, 2020, we ceased accruing interest expense on the Senior Notes and borrowings under the RCF. However, due to provisions in the PSA signed in January 2021, we resumed recognizing interest on our outstanding borrowings under the RCF and therefore accrued interest expense of $2.3 million for the period from April 1, 2021 through April 23, 2021.

During the three months ended June 30, 2020, we recognized interest expense relating to the Senior Notes and RCF of $8.3 million and $2.0 million, respectively, for the 26 days prior to our Chapter 11 petition date.

Other, Net. During the period from April 24 through June 30, 2021, we recognized a $10.8 million settlement related to a patent infringement indemnity claim against the supplier of our four drillships pursuant to an indemnity provision in the shipbuilding contracts.

Reorganization Items, net. During the period from April 24 through June 30, 2021, we recognized $5.5 million of professional fees directly related to the Chapter 11 Cases.

During the period from April 1 through April 23, 2021, we recognized $1.6 billion in expenses and other net losses directly related to the Chapter 11 Cases, primarily consisting of fresh start valuation adjustments ($2.7 billion), professional fees ($25.4 million) and the write off of a predecessor directors and officers policy ($6.9 million), partially offset by a net gain on settlement of liabilities subject to compromise ($1.1 billion).

We recognized $54.0 million of reorganization expenses during the three months ended June 30, 2020, primarily related to the write off of deferred debt issuance costs associated with Predecessor debt ($27.5 million), professional fees associated with the Chapter 11 Cases ($20.6 million) and an aggregate net loss on vendor settlements ($5.9 million).

 See Note 2 “Chapter 11 Proceedings” and Note 3 “Fresh Start Accounting” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Income Tax (Expense) Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. Discrete tax adjustments are excluded from the computation of the AETR and recorded in the quarter in which they occur. We estimated the AETR for the period from April 24, 2021 through June 30, 2021 and recorded a net income tax expense of $17.3 million (negative 57.7% effective tax rate). The negative effective tax rate is primarily a result of our domestic and international jurisdictional mix of estimated pre-tax income and losses for the year, where no income tax benefit has been recognized for jurisdictions with pre-tax losses, while income tax expense was recognized for the jurisdictions with anticipated pre-tax income.

The income tax provision for the period from April 1, 2021 through April 23, 2021 was determined based on actual results for the period ended April 23, 2021.  We recorded a net income tax benefit of $ 37.2 million (2.3% effective tax rate), primarily related to the tax benefit recognized upon adoption of fresh start accounting.

For the three months ended June 30, 2020, we recorded a net income tax benefit of $4.0 million (2.7% effective tax rate). The low effective tax rate is primarily a result of valuation allowance for tax attributes that are not likely to be realized and our mix of domestic and international pre-tax profits and losses.

Results for the periods from April 24 through June 30, 2021 and January 1 through April 23, 2021 and the six months ended June 30, 2020.

	Successor	Predecessor
	Period from April 24 through June 30,	Period From January 1 through April 23,	Six Months Ended June 30,
	2021	2021	2020
REVENUE-EARNING DAYS (1)	498	724	1,615
UTILIZATION (2)	61%	53%	58%
AVERAGE DAILY REVENUE (3)	$197,000	$211,800	$251,700

CONTRACT DRILLING REVENUE	$98,033	$153,364	$406,503
REVENUE RELATED TO REIMBURSABLE EXPENSES	16,878	16,015	20,870
TOTAL REVENUES	$114,911	$169,379	$427,373
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$90,711	$181,626	$350,455
REIMBURSABLE EXPENSES	$16,572	$15,477	$19,419
OPERATING LOSS
Contract drilling services, net	$7,322	$(28,262)	$56,048
Reimbursable expenses, net	306	538	1,451
Depreciation	(18,735)	(92,758)	(167,878)
General and administrative expense	(16,217)	(15,036)	(32,046)
Impairment of assets	—	(197,027)	(774,028)
Restructuring and separation costs	—	—	(17,119)
Gain on disposition of assets	176	5,486	3,653
Total Operating Loss	$(27,148)	$(327,059)	$(929,919)
Other income (expense):
Interest income	1	30	498
Interest expense, net of amounts capitalized	(7,097)	(34,827)	(42,655)
Foreign currency transaction loss	(914)	(172)	(797)
Reorganization items, net	(5,538)	(1,639,763)	(53,977)
Other, net	10,706	398	242
Loss before income tax (expense) benefit	(29,990)	(2,001,393)	(1,026,608)
Income tax (expense) benefit	(17,303)	39,404	19,848
NET LOSS	$(47,293)	$(1,961,989)	$(1,006,760)

(1)	An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs).
(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per R-E day.

Contract Drilling Revenue. We earned contract drilling revenue of $114.9 million for the period from April 24 through June 30, 2021, attributable to 498 R-E days and average daily revenue of $197,000.  Seven of our ten currently contracted rigs operated at nearly full utilization for the period. Total utilization for the period was 61%, reflecting planned downtime for two rigs, which were in the shipyard preparing for upcoming contracts (an aggregate 122 days), and downtime for the Ocean Endeavor (35 days). The decline in average daily revenue reflects reduced amortization of deferred revenue due to the write off of such balances at the Effective Date.

During the period from January 1 through April 23, 2021, we earned contract drilling revenue of $169.4 million attributable to 724 R-E days and average daily revenue of $211,800.  Six of our currently contracted rigs operated at nearly full utilization for the period, while three rigs were preparing for upcoming contracts throughout most of the period. The Ocean Onyx commenced a new contract in February 2021 after its reactivation, contributing 61 R-E days to the period. The decrease in average daily revenue was primarily related to the Ocean BlackLion starting a new contract in the latter part of 2020 at a lower dayrate than the rig’s previous contract and a decreased dayrate earned by the Ocean BlackHawk as a result of renegotiating its long-term contract in mid-2020 in exchange for additional term.

Contract drilling revenue for the six months ended June 30, 2020 was $427.4 million attributable to 1,615 R-E days and average daily revenue of $251,700.  Six of our rigs operated at full utilization during the period.  Total utilization for the period was 58%, reflecting an aggregate 482 days of downtime for contracted rigs awaiting and preparing for their upcoming contracts and an aggregate 227 days of downtime attributable to cold-stacked rigs, including the Ocean Valiant, which completed a contract in early May 2020.

Contract Drilling Expense, Excluding Depreciation. During the period from April 24 through June 30, 2021, contract drilling expense, excluding depreciation, was $90.7 million, reflecting lower costs compared to the prior periods presented, related to labor and personnel, equipment rentals and shorebase costs and overhead and a reduction of amortized deferred contract preparation and mobilization costs due to the write off of previously deferred expenses. These reductions were partially offset by higher repair and maintenance costs.

Contract drilling expense, excluding depreciation, was $181.6 million for the period from January 1 through April 23, 2021, reflecting higher costs compared to the other periods presented for repair and maintenance, primarily related to repairs for the Ocean Endeavor, equipment rentals and amortization of deferred contract preparation and mobilization costs.  These elevated costs were partially offset by lower payroll and benefits costs and overhead, compared to the 2020 period, resulting from the cold stacking of rigs and cost cutting initiatives.

Contract drilling expense, excluding depreciation, for the six months ended June 30, 2020 totaled $350.5 million and was comprised primarily of payroll and benefits costs ($142.6 million), rig repairs and maintenance ($60.6 million), equipment rentals ($43.9 million), shorebase costs and overhead ($36.1 million), amortization of deferred contract preparation and mobilization costs ($12.8 million) and other costs ($54.5 million).

Depreciation Expense. Depreciation expense for the periods from April 24 through June 30, 2021 and January 1 through April 23, 2021 and the six months ended June 30, 2020 was $18.7 million, $92.8 million and $167.9 million, respectively. The decline in depreciation from the 2020 period is the result of a lower depreciable asset base due to asset impairments recognized during 2020 and the first quarter of 2021, as well the fair value remeasurement of our rigs and equipment in connection with fresh start accounting on the Effective Date.

Impairment of Assets. During the period from January 1 to April 23, 2021, we recognized an impairment charge of $197.0 million to write down the carrying value of one of our rigs with indicators of impairment due to concerns over future opportunities. During the first six months of 2020, we recognized an aggregate impairment charge of $774.0 million to write down four of our drilling rigs with indicators of impairment to their estimated fair values. See Note 5 “Impairment of Assets” and Note 8 “Financial Instruments and Fair Value Disclosures” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs.  During the first half of 2020, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters and $9.7 million for severance and related costs associated with a corporate restructuring plan.

Gain on Disposition of Assets.  During the period from January 1 to April 23, 2021, we sold two previously impaired semisubmersible rigs, the Ocean America and Ocean Rover, for an aggregate net pre-tax gain of $4.4 million.  During the first half of 2020, we sold the previously impaired Ocean Confidence for a net pre-tax gain of $3.5 million.

Interest Expense. During the period from April 24 through June 30, 2021, we recognized interest expense of $4.9 million related to new debt on the Effective Date and incremental interest expense of $2.2 million related to finance leases of Well Control Equipment.

Upon filing the Chapter 11 Cases on April 26, 2020, we ceased accruing interest expense on the Senior Notes and borrowings under the RCF. However, due to provisions in the PSA signed in January 2021, we resumed recognizing interest on our outstanding borrowings under the RCF and accrued interest expense of $34.8 million for the period from January 1, 2021 through April 23, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020.

During the six months ended June 30, 2020, we recognized interest expense relating to the Senior Notes and RCF of $37.0 million and $5.6 million, respectively, for the period prior to our Chapter 11 petition date.

Other, Net. During the period from April 24 through June 30, 2021, we recognized a $10.8 million settlement related to a patent infringement indemnity claim against the supplier of our four drillships.

Reorganization Items, net. During the period from April 24 through June 30, 2021, we recognized $5.5 million of professional fees directly related to the Chapter 11 Cases.

During the period from January 1 through April 23, 2021, we recognized $1.6 billion in expenses and other net losses directly related to the Chapter 11 Cases, consisting of fresh start valuation adjustments ($2.7 billion), professional fees ($51.1 million), the accrual of a backstop commitment premium related to our Exit Notes (as defined below) ($10.4 million) and the write off of a predecessor directors and officers policy ($6.9 million), partially offset by a net gain on settlement of liabilities subject to compromise ($1.1 billion).

We recognized $54.0 million of reorganization expenses during the six months ended June 30, 2020 consisting of the write off of debt issuance costs ($27.5 million), professional fees ($20.6 million) and net losses related to vendor settlements ($5.9 million).

Income Tax (Expense) Benefit. We recorded income tax expense of $17.3 million (negative 57.7% effective tax rate) for the period from April 24 through June 30, 2021, an income tax benefit of $39.4 million (2% effective tax rate) for the period from January 1 through April 23, 2021 and an income tax benefit of $19.8 million (1.9% effective tax rate) for the six months ended June 30, 2020

During the period from April 24, 2021 through June 30, 2021, the negative effective tax rate is primarily a result of our domestic and international jurisdictional mix of estimated pre-tax income and loss, where no income tax benefit has been recognized due to valuation allowance, while recognizing income tax expense for jurisdictions with forecasted pre-tax income.

During the period from January 1, 2021 through April 23, 2021, our tax benefit was primarily attributable to the adoption of fresh start accounting.

The effective tax rate of 1.9% for the six months ended June 30, 2020 includes $9.7 million due to a partial release of a previously recognized valuation allowance and tax rate change as a result of the Coronavirus Aid, Relief and Economic Security Act (or CARES Act). The CARES Act was signed into law by the President of the United States on March 27, 2020 and allowed for a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years.

Liquidity and Capital Resources

On April 23, 2021, all conditions precedent to our plan of reorganization were satisfied, the Plan became effective in accordance with its terms, and the Debtors emerged from Chapter 11 reorganization. See Note 2 “Chapter 11 Proceedings” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Our emergence from the Chapter 11 Cases has allowed us to significantly reduce our level of indebtedness. On the Effective Date, we entered into a $400.0 million senior secured revolving credit facility, with a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Exit RCF). At July 30, 2021, we had borrowings of $153.5 million outstanding under the Exit RCF and had utilized $6.1 million for the issuance of letters of credit in replacement of an existing letter of credit at June 30, 2021. As of July 30, 2021, approximately $243.9 million was available for borrowings or the issuance of letters of credit under the Exit RCF. However, the availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Exit Revolving Credit Agreement (as defined below)) would exceed $125.0 million or (ii) the Collateral Coverage Ratio (as defined below) would be less than 2.00 to 1.00 and the aggregate principal amount outstanding under the Exit RCF would exceed $400.0 million and/or the Total Collateral Coverage Ratio (as defined below) would be less than 1.30 to 1.00. The Collateral Coverage Ratio is the ratio of (x) the Collateral Rig Value (as defined in the Exit Revolving Credit Agreement) to (y) the aggregate outstanding principal amount of all Loans and L/C Obligations (both as defined in the Exit Revolving Credit Agreement) thereunder. The Total Collateral Coverage Ratio is the ratio of (a) the Collateral Rig Value to (b) the sum of (1) the aggregate outstanding principal amount of all Loans and L/C Obligations under the Exit Revolving Credit Agreement, plus (2) the aggregate outstanding principal amount of the Exit Term Loans (as defined below), plus (3) the aggregate outstanding principal amount of the Exit Notes (as defined below), plus (4) the aggregate outstanding principal amount of delayed draw note commitments that may be issued as additional First Lien Notes (as defined below) after the Effective Date.

We have also historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include the servicing of our debt repayments and interest payments, as well as funding our working capital requirements and capital expenditures. Our worldwide cash balances are available to finance both our domestic and foreign activities. If and when circumstances require, we expect to record the withholding tax impact associated with the potential distribution of earnings of our foreign subsidiaries; however, we have not provided income tax on the outside basis difference of our international subsidiaries as management does not intend to dispose of these subsidiaries and structuring alternatives exist to mitigate any potential liability should a disposition take place. As of July 1, 2021, our contractual backlog was $1.1 billion, of which $0.4 billion related to the second half of 2021. At June 30, 2021, we had cash available for current operations of $25.6 million.

Sources and Uses of Cash

Exit Debt

On the Effective Date, pursuant to the terms of the Plan, the Company and Diamond Foreign Asset Company (or DFAC), a Cayman Islands exempted company limited by shares, entered into the following debt instruments:

•

a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for the Exit RCF, which consists of a $400.0 million senior secured revolving credit facility, with a $100.0 million sublimit for the issuance of letters of credit thereunder;

•

a senior secured term loan credit agreement, which provides for a $100.0 million senior secured term loan credit facility, which is scheduled to mature on April 22, 2027, under which $100.0 million was drawn on the Effective Date (or Exit Term Loans);

•

an indenture, pursuant to which approximately $85.3 million in aggregate principal amount of 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes) issued by DFAC and Diamond Finance, LLC maturing on April 22, 2027 were issued on the Effective Date (or Exit Notes); and

•	approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date, none of which had been issued as of June 30, 2021.

See “– Contractual Cash Obligations” and Note 10 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Historical Cash Flow from Operations

For the period April 24 through June 30, 2021, we used $66.0 million in our operating activities. Cash expenditures for contract drilling, shorebase support and general and administrative costs ($134.4 million) and payments to professionals in connection with the Chapter 11 Cases ($15.8 million), more than offset cash receipts for contract drilling services ($84.2 million) for the period. In addition, cash outlays for capital expenditures during the period aggregated $24.0 million, and we borrowed an incremental $30.0 million under the Exit RCF.

For the period January 1 through April 23, 2021, we used $100.1 million in our operating activities. Cash expenditures for contract drilling, shorebase support and general and administrative costs ($243.9 million), payments to professionals in connection with the Chapter 11 Cases ($37.6 million), and net cash income taxes paid ($3.4 million) offset cash receipts for contract drilling services ($181.4 million) for the period. Cash outlays for capital expenditures aggregated $49.1 million for the period.

As set forth in the Plan, on the Effective Date, we settled $242.0 million outstanding under the RCF in cash and issued $75.0 million of Exit Notes. See Note 2 “Chapter 11 Proceedings” and Note 10 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

For the six months ended June 30, 2020, our operating activities provided net cash of $32.7 million. Cash receipts for contract drilling services ($503.0 million) exceeded our expenditures related to contract drilling, shorebase support and general and administrative costs ($442.2 million), net cash income taxes paid ($9.8 million) and cash collateral deposits made in support of certain outstanding surety and other bonds and letters of credit ($18.3 million).

During the six months ended June 30, 2020, we borrowed $436.0 million under the RCF and realized net proceeds from the sale of the Ocean Confidence of $4.6 million.

Upgrades and Other Capital Expenditures

As of the date of this report, we expect cash capital expenditures for the remaining six months of 2021 to be approximately $20 million to $25 million for a total spend of approximately $95 million to $100 million in 2021.  Planned spending for the second half of 2021 includes projects under our capital maintenance and replacement programs and completion of equipment upgrades for the Ocean BlackRhino and Ocean Courage. At June 30, 2021, we had no significant purchase obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Contractual Cash Obligations

The following table sets forth the contractual cash obligations of the Successor at June 30, 2021 (in thousands).

	Payments Due By Period
Contractual Obligations (1)	Total	2021 (2)	2022-2023	2024-2025	Thereafter
Exit Term Loan (principal and interest) (3)	$142,583	$4,920	$14,194	$14,194	$109,275
Exit Notes (principal and interest) (4)	136,155	6,148	17,738	16,913	95,356
Exit RCF (borrowings and interest) (5)	167,765	3,687	14,210	14,210	135,658
Well Control Equipment services agreement (6)	150,198	12,966	49,275	45,501	42,456
Finance leases	214,870	13,248	52,560	52,632	96,430
Operating leases	52,184	9,140	24,316	8,523	10,205
Total obligations	$863,755	$50,109	$172,293	$151,973	$489,380
(1)

The above table excludes $54.9 million of total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment as of June 30, 2021. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

(2)	Represents the six-month period beginning July 1, 2021.
(3)	Contractual obligations related to our Exit Term Loan are presented in the table above assuming an interest rate consistent with the rate applied to the principle as of June 30, 2021.
(4)

Contractual obligations related to our Exit Notes are presented in the table above assuming a cash interest payment option and includes the commitment premium for the undrawn Exit Notes based on the June 30, 2021 balance.

(5)

Contractual obligations under our Exit RCF are presented in the table above assuming that the outstanding amount at June 30, 2021 remains drawn until the maturity of the Exit Revolving Credit Agreement and that interest accrues at the same rate applied to the borrowings as of June 30, 2021.

(6)

Contractual obligations related to our Well Control Equipment services agreement includes a commitment to purchase consumable and capital spare parts owned and controlled by the vendor at the end of the service arrangement for a purchase price based on current list prices not to exceed $37.0 million.  The table above assumes that such items are purchased at the ceiling price at the end of the agreement in 2026, however the actual amount may vary as the volume and prices of spares to be purchased are not yet known.

Pressure Control by the Hour®. In 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly known as Baker Hughes, a GE company), or Baker Hughes, to provide services with respect to certain blowout preventer and related well control equipment, or Well Control Equipment, on our four drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement, we sold the Well Control Equipment on our drillships to a Baker Hughes subsidiary and are leasing it back over separate finance leases for approximately $26 million per year in the aggregate. Collectively, we refer to the contractual services agreement and corresponding finance lease agreements with the Baker Hughes affiliate as the “PCbtH program.” See Note 11 “Commitments and Contingencies” and Note 12 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Except for our contractual requirements under the PCbtH program discussed above, we had no other purchase obligations for major rig upgrades or any other significant obligations at June 30, 2021, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments - Letters of Credit

See Note 11 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of certain of our other commercial commitments.

Off-Balance Sheet Arrangements

At June 30, 2021 and December 31, 2020, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

•

strategic alternatives to maximize shareholder value, potential actions the Board may or may not take in connection therewith, the process and timetable for such exploration and any future public comments regarding such matters;

•	market conditions and the effect of such conditions on our future results of operations;
•	sources and uses of and requirements for financial resources and sources of liquidity;
•	customer spending programs;
•	business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;
•	contractual obligations and future contract negotiations;
•	interest rate and foreign exchange risk;
•	operations outside the United States;
•	business strategy;
•	growth opportunities;
•	competitive position including, without limitation, competitive rigs entering the market;
•	expected financial position and liquidity;
•	cash flows and contract backlog;
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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced under “Risk Factors” in Item 1A in Part II of this report and “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of June 30, 2021, our variable interest rate debt included $133.5 million of outstanding borrowings under the Exit RCF and our $100.0 million Exit Term Loans. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $2.4 million increase in interest expense on an annualized basis). Our Exit Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

 There were no other material changes in our market risk components for the period from January 1, 2021 through April 23, 2021 or the period from April 24, 2021 through June 30, 2021. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A, for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 26, 2021, Avenue Energy Opportunities Fund II AIV, L.P., a stockholder of the Company, and its investment manager, Avenue Capital Management II, L.P., filed a complaint against the Company to compel an annual meeting of stockholders pursuant to 8 Del. C. Section 211(c) before the Court of Chancery of the State of Delaware.  At the next annual stockholders’ meeting, stockholders will have the opportunity to vote on the election of three Class I directors of the Company.

Additional information related to certain legal proceedings is included in Note 11 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference. In addition, information related to the Chapter 11 Cases that we filed in the Bankruptcy Court on April 26, 2020 is included in Note 2 “Chapter 11 Proceedings – Chapter 11 Cases” and Note 2 “Chapter 11 Proceedings – Chapter 11 Emergence”   to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A, includes a detailed discussion of certain material risk factors facing our company. The additional risk factors presented below describe additional risk factors and should be read in conjunction with the Risk Factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A.

Risks Related to Our Restructuring

We recently emerged from bankruptcy, which may adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees and other third parties. Many risks exist as a result of the Chapter 11 Cases and our emergence, including the following:

•

key suppliers, vendors, customers or other contract counterparties could, among other things, renegotiate the terms of our agreements, attempt to terminate their relationships with us or require financial assurances from us;

•	our ability to renew existing contracts and obtain new contracts on reasonably acceptable terms and conditions may be adversely affected;
•	we may have difficulty obtaining acceptable and sufficient financing to execute our business plan;
•	our ability to attract, motivate and/or retain key executives and employees may be adversely affected; and
•	competitors may take business away from us, and our ability to compete for new business and attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

Our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.

Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. Fresh start accounting requires that new fair values be established for our assets, liabilities, and equity as of the Effective Date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. Our condensed consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. This will make it difficult for stockholders to assess our performance in relation to prior periods. See Note 3 “Fresh Start Accounting” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

Certain stockholders own a significant portion of our outstanding common stock, and their interests may not always coincide with the interests of other holders of our common stock.

A significant percentage of the outstanding shares of our Common Stock is held by a relatively small number of investors. As a result of this concentration of our equity ownership, these investors could have significant influence over all matters presented to our stockholders for approval, including, but not limited to, electing directors and approving corporate transactions. These investors may have interests that differ from other stockholders. Circumstances may occur in which the interests of these investors could be in conflict with the interests of other stockholders, and these investors would have substantial influence to cause us to take actions that align with their interests. Should conflicts arise, we can provide no assurance that these investors would act in the best interests of other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders.

Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.

Pursuant to the Plan, the composition of our Board of Directors changed significantly upon our emergence from bankruptcy.  Our Board is now made up of seven directors, with a new non-executive Chairperson of the Board, all of whom have not previously served on the Board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new Board will pursue, or will pursue in the same manner, our strategic plans in the same manner as our prior Board. As a result, the future strategy and plans of the Company may differ materially from those of the past.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Financial and Other Risks

The debt instruments we entered into on the Effective Date contain various restrictive covenants limiting the discretion of our management in operating our business.

On the Effective Date, pursuant to the terms of the Plan:

•

The Company and Diamond Foreign Asset Company, or DFAC, a Cayman Islands exempted company limited by shares, entered into a senior secured term loan credit agreement, or the Exit Term Loan Credit Agreement, by and among DFAC, as borrower, the Company, as parent, the lenders party thereto from time to time, and Wells Fargo Bank National Association, as administrative agent and collateral agent, which provides for a $100 million senior secured term loan credit facility that is scheduled to mature on April 22, 2027;

•

the Company and DFAC entered into the Exit Revolving Credit Agreement, by and among DFAC, as borrower, the Company, as parent, the lenders party thereto from time to time, the issuing lenders party thereto from time to time, and Wells Fargo Bank National Association, as administrative agent, collateral agent and issuing lender, which is a senior secured revolving credit agreement that provides for a $400 million senior secured revolving credit facility (with a $100 million sublimit for the issuance of letters of credit thereunder) that is scheduled to mature on April 22, 2026; and

•

The First Lien Notes were issued pursuant to that certain indenture, dated as of the Effective Date, or the First Lien Notes Indenture, by and among DFAC, Diamond Finance, LLC, the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and Wells Fargo Bank, National Association, as collateral agent.

These debt instruments contain various restrictive covenants that may limit our management’s discretion in certain respects. In particular, the Exit Term Loan Credit Agreement and the Exit Revolving Credit Agreement contain negative covenants that limit DFAC’s ability and the ability of its restricted subsidiaries to, among other things and subject to a number of important limitations and exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. In addition, the Exit Revolving Credit Agreement obligates DFAC and its restricted subsidiaries to comply with certain financial maintenance covenants and, under certain conditions, to make mandatory prepayments and reduce the amount of credit available under the Exit Revolving Credit Agreement. Such mandatory prepayments and commitment reductions may affect cash available for use in our business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in all obligations under the Exit Term Loan Credit Agreement or the Exit Revolving Credit Agreement, as applicable, to be declared due and payable immediately and all commitments thereunder to be terminated.

In addition, the First Lien Notes Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things and subject to a number of important limitations and exceptions: (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (iii) make investments; (iv) repay or redeem junior debt; (v) sell stock of its subsidiaries; (vi) transfer or sell assets; (vii) enter into sale and leaseback transactions; (viii) create, incur or assume liens; or (ix) enter into transactions with certain affiliates. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the principal, premium, if any, interest and other monetary obligations on all the then outstanding First Lien Notes to be declared due and payable immediately.

The Exit Term Loan Credit Agreement and the Exit Revolving Credit Agreement bear interest at variable rates, based on the applicable margin over market interest rates. If market interest rates increase, our cost to borrow under these credit facilities may also increase. Although we may employ hedging strategies such that a portion of the aggregate principal amount outstanding under these credit facilities would effectively carry a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk.

There is currently no public trading market for our common stock, we cannot assure you that an active trading market for our common stock will develop or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.

Our shares of common stock are not currently listed on the OTC Market Place or on any stock exchange. We do not currently intend to apply for a listing of our common stock on a national securities exchange, and we cannot assure you that an active public trading market for our common stock will develop or, if it develops, that it will be sustained. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock. The lack of an active market may impair the ability to sell our common stock at the time or at a price deemed reasonable by the seller. The lack of an active market may also reduce the fair market value of the common stock.

If our common stock were to commence trading, the trading price of our common stock could fluctuate significantly. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These factors include, among other things:

•	our operating and financial performance and prospects;
•	our ability to repay our debt;
•	investor perceptions of us and the industry and markets in which we operate;
•	the public reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
•	future sales, or the availability for sale, of equity or equity-related securities;
•	changes in earnings estimates or buy/sell recommendations by analysts;
•	strategic actions by our competitors;
•	changes in applicable laws and regulations;
•	changes in accounting principles;
•	limited trading volume of our common stock;
•	general financial, domestic, economic and other market conditions; and
•

the realization of any risks described under this “Risk Factors” section or those included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A.

Any future reported trading prices for our Common Stock at any given time may not accurately reflect the underlying economic value of our business at that time. Any future reported trading prices could be higher or lower than the price a stockholder would be able to receive in a sale transaction, and there can be no assurance that there will be sufficient public trading in our Common Stock in the future to create a liquid trading market that accurately reflects the underlying economic value of our business.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Third Amended and Restated Certificate of Incorporation and our Second Amended and Restated Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of common stock held by our stockholders. These provisions provide for, among other things:

•	a classified Board of Directors;
•	the ability of our Board of Directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•	limitations on convening special stockholder meetings; and

•	the availability for issuance of additional shares of our common stock.

These anti-takeover provisions could discourage, delay or prevent a transaction involving a change in control of the Company, including actions that our stockholders may deem advantageous, or negatively affect the price of our common stock and our other securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

4.1

Indenture, dated as of April  23, 2021, among Diamond Foreign Asset Company, Diamond Finance, LLC, the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and Wells Fargo Bank, National Association, as collateral agent (including the form of Global Note attached thereto) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 29, 2021).

10.1

Senior Secured Term Loan Credit Agreement, dated as of April  23, 2021, by and among Diamond Offshore Drilling, Inc., Diamond Foreign Asset Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, Wells Fargo Securities, LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., and Trust Bank, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 29, 2021).

10.2

Senior Secured Revolving Credit Agreement, dated as of April  23, 2021, by and among Diamond Offshore Drilling, Inc., Diamond Foreign Asset Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent and issuing lender, Wells Fargo Securities, LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., and Trust Bank, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 29, 2021).

10.3

Warrant Agreement, dated as of April  23, 2021, by and among Diamond Offshore Drilling, Inc., Computershare, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 29, 2021).

10.4	Form of Indemnification Agreement of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 29, 2021).

10.5

Registration Rights Agreement, dated as of April  23, 2021, by and among Diamond Offshore Drilling, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 29, 2021).

10.6	Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 29, 2021).

10.7	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 29, 2021).

10.8	Side Letter between Diamond Offshore Drilling, Inc. and Marc Edwards (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 29, 2021).

10.9	Diamond Offshore Drilling, Inc. Severance Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 29, 2021).

10.10

Employment Agreement, dated as of May  8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2021).

Exhibit No.	Description of Exhibit

10.11

Restricted Stock Award Agreement, dated as of May  8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. with respect to the time-vesting award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2021).

10.12

Restricted Stock Award Agreement, dated as of May  8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. with respect to the performance-vesting award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May  13, 2021).

99.1

Confirmation Order of the United States Bankruptcy Court for the Southern District of Texas, dated April  8, 2021 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 14, 2021).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

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

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 4, 2021	By:	/s/ Scott Kornblau
Scott Kornblau
Senior Vice President and Chief Financial Officer

Date August 4, 2021		/s/ Dominic A. Savarino
Dominic A. Savarino
Vice President and Chief Accounting & Tax Officer