Form 10-Q
period 2021-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2021-11-08
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021 Common stock, $0.0001 par value per share   100,074,948 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$27,296	$405,869
Restricted cash	24,266	24,511
Accounts receivable	175,633	136,222
Less: allowance for credit losses	(5,614)	(5,562)
Accounts receivable, net	170,019	130,660
Prepaid expenses and other current assets	62,101	62,275
Assets held for sale	1,000	2,000
Total current assets	284,682	625,315
Drilling and other property and equipment, net of
accumulated depreciation	1,328,825	4,122,809
Other assets	78,226	200,329
Total assets	$1,691,733	$4,948,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,725	$33,437
Accrued liabilities	134,186	140,788
Taxes payable	29,245	27,214
Current finance lease liabilities	15,599	—
Total current liabilities	214,755	201,439
Long-term debt	306,145	—
Noncurrent finance lease liabilities	152,457	—
Deferred tax liability	2,433	28,338
Other liabilities	128,122	117,305
Commitments and contingencies (Note 11)
Total liabilities not subject to compromise	803,912	347,082
Liabilities subject to compromise	—	2,618,805
Total liabilities	$803,912	$2,965,887
Stockholders’ equity:
Predecessor preferred stock (par value $0.01, 25,000 shares authorized, none issued and outstanding)	—	—
Predecessor common stock (par value $0.01, 500,000 shares authorized; 145,264 shares issued and 138,054 shares outstanding at December 31, 2020)	—	1,453
Predecessor treasury stock, at cost	—	(206,163)
Predecessor additional paid-in capital	—	2,029,979
Successor preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding)	—	—
Successor common stock (par value $0.0001, 750,000 shares authorized; 100,075 shares issued and outstanding at September 30, 2021)	10	—
Successor additional paid-in capital	940,286
(Accumulated deficit) retained earnings	(52,475)	157,297
Total stockholders’ equity	887,821	1,982,566
Total liabilities and stockholders’ equity	$1,691,733	$4,948,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Revenues:
Contract drilling	$183,156	$129,345
Revenues related to reimbursable expenses	30,721	8,912
Total revenues	213,877	138,257
Operating expenses:
Contract drilling, excluding depreciation	135,181	130,921
Reimbursable expenses	30,073	8,578
Depreciation	25,150	75,330
General and administrative	20,976	12,781
Restructuring and separation costs	—	344
Gain on disposition of assets	(767)	(479)
Total operating expenses	210,613	227,475
Operating income (loss)	3,264	(89,218)
Other income (expense):
Interest income	2	22
Interest expense, net of amounts capitalized (excludes $37,834 of contractual interest expense on debt subject to compromise for the three-month period ended September 30, 2020)	(9,777)	(98)
Foreign currency transaction gain (loss)	1,173	(661)
Reorganization items, net	(1,916)	(8,663)
Other, net	(14)	107
Loss before income tax benefit (expense)	(7,268)	(98,511)
Income tax benefit (expense)	2,086	(95)
Net loss	$(5,182)	$(98,606)
Loss per share, Basic and Diluted	$(0.05)	$(0.71)
Weighted-average shares outstanding, Basic and Diluted	100,075	138,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor	Predecessor
	Period from April 24	Period from January 1	Nine Months
	through	through	Ended
	September 30, 2021	April 23, 2021	September 30, 2020
Revenues:
Contract drilling	$281,189	$153,364	$535,848
Revenues related to reimbursable expenses	47,599	16,015	29,782
Total revenues	328,788	169,379	565,630
Operating expenses:
Contract drilling, excluding depreciation	225,892	181,626	481,376
Reimbursable expenses	46,645	15,477	27,997
Depreciation	43,885	92,758	243,208
General and administrative	37,193	15,036	44,827
Impairment of assets	—	197,027	774,028
Restructuring and separation costs	—	—	17,463
Gain on disposition of assets	(943)	(5,486)	(4,132)
Total operating expenses	352,672	496,438	1,584,767
Operating loss	(23,884)	(327,059)	(1,019,137)
Other income (expense):
Interest income	3	30	520
Interest expense, net of amounts capitalized (excludes $35,390 and $62,470 of contractual interest expense on debt subject to compromise for the period from January 1, 2021 through April 23, 2021 and the nine-month period ended September 30, 2020)	(16,874)	(34,827)	(42,753)
Foreign currency transaction gain (loss)	259	(172)	(1,458)
Reorganization items, net	(7,454)	(1,639,763)	(62,640)
Other, net	10,692	398	349
Loss before income tax (expense) benefit	(37,258)	(2,001,393)	(1,125,119)
Income tax (expense) benefit	(15,217)	39,404	19,753
Net loss	$(52,475)	$(1,961,989)	$(1,105,366)
Loss per share, Basic and Diluted	$(0.52)	$(14.21)	$(8.01)
Weighted-average shares outstanding, Basic and Diluted	100,068	138,054	137,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Net loss	$(5,182)	$(98,606)
Other comprehensive losses, net of tax:
Reclassification adjustment for loss on derivative financial instruments included in net loss	—	21
Total other comprehensive loss	—	21
Comprehensive loss	$(5,182)	$(98,585)

	Successor	Predecessor
	Period from	Period from
	April 24 through	January 1 through	Nine Months Ended
	September 30, 2021	April 23, 2021	September 30, 2020
Net loss	$(52,475)	$(1,961,989)	$(1,105,366)
Other comprehensive losses, net of tax:
Reclassification adjustment for loss on derivative financial instruments included in net loss	—	—	18
Total other comprehensive loss	—	—	18
Comprehensive loss	$(52,475)	$(1,961,989)	$(1,105,348)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2021
			Additional				Total
	Common Stock		Paid-In	Retained Earnings	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Shares	Amount	Equity
July 1, 2021 (Successor)	100,075	10	935,792	(47,293)	—	—	888,509
Net loss	—	—	—	(5,182)	—	—	(5,182)
Stock-based compensation, net of tax	—	—	4,494	—	—	—	4,494
September 30, 2021 (Successor)	100,075	$10	$940,286	$(52,475)	—	$—	$887,821

	Nine Months Ended September 30, 2021
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
January 1, 2021 (Predecessor)	145,264	$1,453	$2,029,979	$157,297	7,210	$(206,163)	$1,982,566
Net loss	—	—	—	(1,961,989)	—	—	(1,961,989)
Cancellation of Predecessor equity	(145,264)	(1,453)	(2,029,979)	1,804,692	(7,210)	206,163	(20,577)
April 23, 2021 (Predecessor)	—	$—	$—	$—	—	$—	$—

Issuance of Successor equity	100,000	10	934,800	—	—	—	934,810
April 24, 2021 (Successor)	100,000	$10	$934,800	$—	—	$—	$934,810
Net loss	—	—	—	(52,475)	—	—	(52,475)
Stock-based compensation, net of tax	75	—	5,486	—	—	—	5,486
September 30, 2021 (Successor)	100,075	$10	$940,286	$(52,475)	—	$—	$887,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
July 1, 2020 (Predecessor)	145,259	$1,453	$2,029,978	$405,441	$(21)	7,208	$(206,162)	$2,230,689
Net loss	—	—	—	(98,606)	—	—	—	(98,606)
Stock-based compensation, net of tax	5	—	1	—	—	2	(1)	—
Net gain on derivative financial instruments	—	—	—	—	21	—	—	21
September 30, 2020 (Predecessor)	145,264	$1,453	$2,029,979	$306,835	$—	7,210	$(206,163)	$2,132,104

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Gains (Losses)	Shares	Amount	Equity
January 1, 2020 (Predecessor)	144,782	$1,448	$2,024,347	$1,412,201	$(18)	7,078	$(205,768)	$3,232,210
Net loss	—	—	—	(1,105,366)	—	—	—	(1,105,366)
Stock-based compensation, net of tax	482	5	5,632	—	—	132	(395)	5,242
Net gain on derivative financial instruments	—	—	—	—	18	—	—	18
September 30, 2020 (Predecessor)	145,264	$1,453	$2,029,979	$306,835	$—	7,210	$(206,163)	$2,132,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from April 24	Period from January 1	Nine Months Ended
	through September 30,	through April 23,	September 30,
	2021	2021	2020
Operating activities:
Net loss	$(52,475)	$(1,961,989)	$(1,105,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,885	92,758	243,208
Loss on impairment of assets	—	197,027	774,028
Reorganization items, net	—	1,587,392	22,107
Gain on disposition of assets	(943)	(5,486)	(4,132)
Deferred tax provision	9,122	(35,894)	(16,865)
Stock-based compensation expense	5,822	—	5,637
Contract liabilities, net	51,275	10,617	9,814
Contract assets, net	(974)	(742)	3,048
Deferred contract costs, net	(14,971)	(12,034)	(2,578)
Long-term employee remuneration programs	164	475	(4,803)
Collateral deposits	4,939	—	(18,262)
Other assets, noncurrent	(72)	2,685	(8,513)
Other liabilities, noncurrent	(1,354)	(371)	(3,240)
Other	965	2,683	2,964
Changes in operating assets and liabilities:
Accounts receivable	(40,668)	2,108	107,148
Prepaid expenses and other current assets	2	(2,791)	3,957
Accounts payable and accrued liabilities	(54,447)	29,302	(10,440)
Taxes payable	8,759	(5,804)	9,728
Net cash (used in) provided by operating activities	(40,971)	(100,064)	7,440
Investing activities:
Capital expenditures	(37,845)	(49,119)	(162,621)
Proceeds from sale of foreign bonds	—	—	5,915
Proceeds from disposition of assets, net of disposal costs	960	7,484	5,378
Net cash used in investing activities	(36,885)	(41,635)	(151,328)
Financing activities:
(Repayments of) borrowings under Predecessor credit facility	—	(442,034)	436,000
Borrowings on exit facilities	50,000	200,000	—
Repayments of exit facilities	(30,000)	—	—
Issuance of exit notes	—	75,000	—
Debt issuance costs and arrangement fees	—	(6,218)	—
Principal payments of finance lease liabilities	(6,011)	—	—
Net cash provided by (used in) financing activities	13,989	(173,252)	436,000
Net change in cash, cash equivalents and restricted cash	(63,867)	(314,951)	292,112
Cash, cash equivalents and restricted cash, beginning of period	115,429	430,380	156,281
Cash, cash equivalents and restricted cash, end of period	$51,562	$115,429	$448,393

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

Restricted Cash

We maintain restricted cash bank accounts, of which $24.2 million is subject to restrictions pursuant to a management and marketing services agreement with an offshore drilling company and $0.1 million is subject to restrictions pursuant to a court order, to settle certain professional fees incurred upon or prior to our emergence from bankruptcy. See Note 2 “Chapter 11 Proceedings.”

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities.  At September 30, 2021, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

Change in Accounting Policies

  Concurrent with emergence from bankruptcy, the Successor adopted a new policy for the deferral and amortization of the costs of planned periodic inspections of its drilling rigs (or vessels) that are typically incurred on five-year or two-and-one-half year intervals, to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include mobilization of the vessel into the shipyard, drydocking, support services while in shipyard and the associated survey or inspection costs necessary to maintain class certifications. These recertification costs are typically incurred while the vessel is in drydock and may be performed concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over the survey interval on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking, which are not related to the recertification of the vessel are expensed as incurred. Costs for vessel improvements which either extend the vessel’s useful life or increase the vessels functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

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

New Diamond Common Shares and New Warrants

On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled. The new organizational documents of the Reorganized Company (as defined below) became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Reorganized Company (or the New Diamond Common Shares). Pursuant to the Warrant Agreement (as defined below), the Emergence Warrants (as defined below) were issued by the Company to holders of existing shares of common stock in the amounts, and on the terms, set forth in the Plan and the Plan Supplement.  Thus, the Company, as reorganized on the Effective Date in accordance with the Plan (or the Reorganized Company), issued the New Diamond Common Shares, the Emergence Warrants, and the 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) issued by Diamond Foreign Asset Company (or DFAC), a Cayman Islands exempted company limited by shares, and Diamond Finance, LLC, a newly-formed wholly-owned subsidiary of DFAC (collectively, the New Capital). The New Capital issued pursuant to the Plan was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (or the Securities Act), provided by section 1145 of the Bankruptcy Code and, to the extent such exemption is unavailable, was issued in reliance on the exemption provided by section 4(a)(2) of the Securities Act or another applicable exemption.

The new organizational documents authorized the Company to issue two classes of stock to be designated, respectively, common stock and preferred stock. The total number of shares of capital stock that the Company shall have authority to issue is 800,000,000, consisting of 750,000,000 shares of common stock, having a par value of $0.0001 per share (or Common Stock), and 50,000,000 shares of preferred stock, having a par value of $0.0001 per share.

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

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (or the Registration Rights Agreement) with certain parties who received New Diamond Common Shares under the Plan (or the RRA Shareholders). The RRA Shareholders exercised their right to require the Company to file a shelf registration statement and on June 22, 2021, the Company filed a registration statement on Form S-1, as amended by Amendment No. 1 to Form S-1 filed August 27, 2021, to register 22,892,773 shares of Common Stock owned by the RRA Shareholders. The Company will not receive any proceeds from the sale of these shares and will bear all expenses associated with the registrations of such shares. As of the date of this report the registration statement is not yet effective.

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

•

an indenture (or the First Lien Notes Indenture), pursuant to which approximately $85.3 million in aggregate principal amount of First Lien Notes (or the Exit Notes) maturing on April 22, 2027 were issued on the Effective Date; and

•

approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date (or the Last Out Incremental Debt), none of which had been issued as of September 30, 2021.

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

Changes to Board of Directors and Executive Officers

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

Upon emergence and in accordance with the Plan, the Company adopted the Diamond Offshore Drilling, Inc. Severance Plan (or the Severance Plan) providing for protection for loss of salary and benefits in the event of certain voluntary and involuntary terminations of employment from the Company for eight key employees. Prior to the expiration of the Severance Plan, three of the key employees exercised their right under the Severance Plan and resigned from the Company in September 2021.  Effective on September 20, 2021, the Company promoted Dominic A. Savarino from Vice President and Chief Accounting & Tax Officer to Senior Vice President and Chief Financial Officer.

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

The following tables provide information about reorganization items incurred during the three-month periods ended September 30, 2020 and 2021, the period from April 24 through September 30, 2021, the period from January 1 through April 23, 2021 and the nine-month period ended September 30, 2020 (in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Professional fees	$1,916	$18,634
Net gain on settlement with certain unsecured vendors	—	(9,971)
Total reorganization items, net	$1,916	$8,663

	Successor	Predecessor

	Period from April 24 through	Period from January 1 through	Nine Months Ended
	September 30, 2021	April 23, 2021	September 30, 2020
Professional fees	$7,454	$51,084	$39,293
Fresh start valuation adjustments	—	2,699,422	—
Net gain on settlement of liabilities subject to compromise	—	(1,129,892)	—
Accrued backstop commitment premium	—	10,424	—
Write-off of predecessor directors and officers tail insurance policy	—	6,932	—
Other	—	1,793	(4,205)
Write-off of debt issuance costs	—	—	27,552
Total reorganization items, net	$7,454	$1,639,763	$62,640

Payments of $35.4 million, $37.6 million and $23.8 million related to professional fees have been presented as cash outflows from operating activities in our unaudited Condensed Consolidated Statements of Cash Flows for the period from April 24 to September 30, 2021, the period from January 1 to April 23, 2021 and for the nine months ended September 30, 2020, respectively. See Note 6 “Supplemental Financial Information.”

Liabilities Subject to Compromise. We have reported prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases as “Liabilities subject to compromise” in our Consolidated Balance Sheets at December 31, 2020. Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) Topic No. 852 – Reorganizations (or ASC 852) requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed by the Bankruptcy Court. The amounts reported as liabilities subject to compromise at December 31, 2020 were preliminary and subject to potential future adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events. Upon filing the Plan in January 2021, we reclassified all prepetition liabilities out of “Liabilities subject to compromise,” because these claims were to be paid in full and were unimpaired per the Plan, except for our Senior Notes and the corresponding prepetition interest, which were the only claims considered to be impaired and unsecured per the Plan.  Thus, at April 23, 2021, “Liabilities subject to compromise” was comprised of the principal balance of our Senior Notes of $2.0 billion and the corresponding accrued interest of $44.9 million.

Liabilities subject to compromise at December 31, 2020 consisted of the following (in thousands):

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

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or from April 24 to September 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1 to April 23, 2021).

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

The Company’s reorganization value is derived from management projections and the valuation models determined by the Company’s financial advisors in setting an estimated range of enterprise values. Enterprise value represents the estimated fair value of an entity’s shareholders’ equity plus long-term debt and other interest-bearing liabilities less unrestricted cash and cash equivalents. The Company’s bankruptcy financial advisor did not contemplate any value within the selected estimated ranges of enterprise value for deferred tax assets or uncertain tax positions due to various unknown factors at the time the enterprise value assumptions were produced. At emergence, the resulting values calculated for the deferred tax asset and uncertain tax liabilities have a net accretive impact on the value of the Successor equity. As set forth in the disclosure statement approved by the Bankruptcy Court, the valuation analysis resulted in an enterprise value between $805.0 million and $1,520.0 million with a selected mid-point of $1,130.0 million. For U.S. GAAP purposes, we valued the Successor’s individual assets, liabilities, and equity instruments and determined the value of the enterprise was $1,130.0 million as of the Effective Date, which fell in line within the selected mid-point of the forecasted enterprise value ranges approved by the Bankruptcy Court. Specific valuation approaches and key assumptions used to arrive at reorganization value, and the value of discrete assets and liabilities resulting from the application of fresh start accounting, are described below in greater detail within the valuation process.

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

	April 23, 2021
		Transaction Accounting
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$333,699	$(253,717)	(a)	$—		$79,982
Restricted cash	3,274	32,173	(b)	—		35,447
Accounts receivable	134,104	—		802	(r)	134,906
Less: allowance for credit losses	(5,555)	—		—		(5,555)
Accounts receivable, net	128,549	—		802		129,351
Prepaid expenses and other current assets	108,594	(15,484)	(c)	(34,455)	(s)	58,655
Assets held for sale	1,000	—		—		1,000
Total current assets	575,116	(237,028)		(33,653)		304,435
Drilling and other property and equipment, net of
accumulated depreciation	3,892,150	182,985	(d)	(2,720,485)	(t)	1,354,650
Other assets	179,783	(112,454)	(e)	(10,282)	(u)	57,047
Deferred tax asset	—	—		6,716	(r)	6,716
Total assets	$4,647,049	$(166,497)		$(2,757,704)		$1,722,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,397	$(996)	(f)	$—		$65,401
Accrued liabilities	246,141	(67,125)	(g)	(55,961)	(v)	123,055
Short-term debt	442,034	(442,034)	(h)	—
Finance lease right of use liabilities, current	—	15,148	(i)	—		15,148
Taxes payable	22,034	—		—		22,034
Total current liabilities	776,606	(495,007)		(55,961)		225,638
Deferred tax liability	23,060	3,869	(j)	(34,447)	(w)	—
				7,518	(r)

Other liabilities	217,434	(90,098)	(k)	(9,837)	(x)	117,499
Finance lease right of use liabilities, noncurrent	—	158,919	(l)	—		158,919
Long-term debt	—	285,982	(m)	—		285,982
Total liabilities not subject to compromise	1,017,100	(136,335)		(92,727)		788,038
Liabilities subject to compromise	2,044,877	(2,044,877)	(n)	—		—
Stockholders’ equity:
Predecessor preferred stock	—	—		—		—
Predecessor common stock	1,453	(1,453)	(o)	—		—
Predecessor additional paid-in capital	2,029,978	(2,029,978)	(o)	—		—
Predecessor treasury stock	(206,163)	206,163	(o)	—		—
Successor preferred stock	—	—		—		—
Successor common stock	—	10	(p)	—		10
Successor additional paid-in capital	—	934,800	(p)	—		934,800
Successor treasury stock	—	—		—		—
Accumulated deficit	(240,196)	2,905,173	(q)	(2,664,977)	(y)	—
Total stockholders’ equity	1,585,072	2,014,715		(2,664,977)		934,810
Total liabilities and stockholders’ equity	$4,647,049	$(166,497)		$(2,757,704)		$1,722,848

Reorganization Adjustments

(a)	Reflects the net cash payments that occurred on the Effective Date as follows:
April 23, 2021
Funding of professional fee escrow account	$(35,003)
Payment of non-retained professional fees	(14,087)
Payment of Predecessor revolving credit facility, including accrued interest	(479,627)
Proceeds from Exit Facilities	200,000
Receipt of cash from the issuance of Exit Notes through primary Private Placement and primary Rights Offering	75,000
Change in cash and cash equivalents	$(253,717)

(b)	Reflects the change in restricted cash for the following activities:
April 23, 2021
Funding of professional fee escrow account	$35,003
Payment of key employee incentive plan holdback escrow account	(1,697)
Payment of pre-petition trade claims	(1,133)
Change in restricted cash	$32,173

(c)	Reflects the changes in prepaid expenses and other current assets for the following activities:
April 23, 2021
Reduction of prepaid expense for success fees	$(1,095)
Reclassification of debt issuance costs to other assets and long-term debt	(10,328)
Reclassification of payment-in-kind upfront fee related to the Exit RCF to other assets	(3,478)
Write-off of Predecessor directors and officers tail insurance policy	(583)
Change in prepaid expenses and other current assets	$(15,484)
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

(u)	Reflects the fair value adjustments to “Other assets” for the following:
April 23, 2021
Write-off of long-term contract assets	$(10,029)
Fair value adjustment to set asset equal to right-of-use liability for other operating leases	(1,998)
Fair value adjustment to true-up other operating leases for change in incremental borrowing rate	1,745
Change in other assets	$(10,282)
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

In May 2021, we entered into an arrangement with an offshore drilling company whereby we provide management and marketing services (or MMSA) for three of its rigs. Per the MMSA, for stacked rigs we earn a daily service fee and are entitled to reimbursement of direct costs incurred in accordance with the agreement. The daily service fee revenue is recognized in line with the contractual rate billed for the services provided and is reported in “Contract Drilling Revenue” in our unaudited Condensed Consolidated Statements of Operations. We record the revenue relating to reimbursed expenses at the gross amount incurred and billed to the rig owner, as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations. We currently manage two of these rigs, which were considered stacked rigs at September 30, 2021. We expect to commence management of the third rig in 2022.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Trade receivables	$157,292	$115,732
Current contract assets (1)	1,392	2,870
Current contract liabilities (deferred revenue) (1)	(38,564)	(51,763)
Noncurrent contract liabilities (deferred revenue) (1)	(12,711)	(5,164)

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2021 (Predecessor)	$2,870
Contract liabilities at January 1, 2021 (Predecessor)	(56,927)
Net balance at January 1, 2021 (Predecessor)	(54,057)
Decrease due to amortization of revenue included in the beginning contract liability balance	15,341
Increase due to cash received, excluding amounts recognized as revenue during the period	(22,553)
Increase due to revenue recognized during the period but contingent on future performance	1,442
Decrease due to transfer to receivables during the period	(700)
Write-off of deferred revenue due to application of fresh start accounting	60,945
Net balance at April 23, 2021 (Predecessor)	$418
Increase due to cash received, excluding amounts recognized as revenue during the period	(51,275)
Increase due to revenue recognized during the period but contingent on future performance	974
Net balance at September 30, 2021(Successor)	$(49,883)
Contract assets at September 30, 2021 (Successor)	$1,392
Contract liabilities at September 30, 2021 (Successor)	(51,275)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2021 (in thousands):

	For the Years Ending December 31,
	2021 (1)	2022	2023	2024	Total
Mobilization and contract preparation revenue	$1,008	$3,941	$3,912	$332	$9,193
Capital modification revenue	7,542	23,485	5,270	414	36,711
Demobilization and other deferred revenue	5,837	255	—	—	6,092
Total	$14,387	$27,681	$9,182	$746	$51,996
(1)	Represents the three-month period beginning October 1, 2021.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2021. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB Accounting Standards Update (or ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

5. Impairment of Assets

2021 Impairment. During the first quarter of 2021, we identified indicators that the carrying amounts of certain of our assets may not be recoverable and evaluated three of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the carrying value of one of these rigs, for which we had concerns regarding future opportunities, was impaired (or the 2021 Impaired Rig). We estimated the fair value of the 2021 Impaired Rig using an income approach, whereby the fair value of the rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. Our fair value estimate was representative of a Level 3 fair value measurement due to the significant level of estimation involved and the lack of transparency as to the inputs used.  We recorded asset impairments aggregating $197.0 million for the period from January 1 through April 23, 2021.

2020 Impairment. In the first quarter of 2020, we identified indicators that the carrying amounts of certain of our assets may not be recoverable and evaluated five of our drilling rigs that had indicators of impairment.  Based on our assumptions and analysis at that time, we determined that the carrying values of four of these rigs were impaired (we collectively refer to these four rigs as the 2020 Impaired Rigs).

We estimated the fair values of the 2020 Impaired Rigs using an income approach, which utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures and repair costs, as well as estimated proceeds that may be received on ultimate disposition of each rig. Our fair value estimates were representative of Level 3 fair value measurements due to the significant level of estimation involved and the lack of transparency as to the inputs used. We recorded asset impairments aggregating $774.0 million for the nine-month period ended September 30, 2020.

See Note 9 “Drilling and Other Property and Equipment.”

6. Supplemental Financial Information

Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Trade receivables	$157,292	$115,732
Value added tax receivables	9,667	10,781
Federal income tax receivables	8,420	8,420
Related party receivables	71	78
Other	183	1,211
	175,633	136,222
Allowance for credit losses	(5,614)	(5,562)
Total	$170,019	$130,660

The allowance for credit losses at September 30, 2021 and December 31, 2020 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 8 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Collateral deposits	$18,570	$—
Prepaid taxes	17,440	16,112
Deferred contract costs	7,501	19,808
Prepaid insurance	4,292	2,446
Prepaid rig costs	3,575	2,317
Rig spare parts and supplies	3,251	12,606
Current contract assets	1,392	2,870
Prepaid legal retainers	432	2,408
Other	5,648	3,708
Total	$62,101	$62,275

Accrued liabilities consist of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Deferred revenue	$38,564	$51,763
Payroll and benefits	31,122	30,296
Rig operating costs	27,678	21,123
Current operating lease liability	16,354	5,072
Personal injury and other claims	5,710	6,495
Shorebase and administrative costs	5,536	17,275
Interest payable	5,254	—
Accrued capital project/upgrade costs	3,096	7,075
Other	872	1,689
Total	$134,186	$140,788

Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Successor	Predecessor
	Period from April 24	Period from January 1	Nine Months Ended
	through September 30,	through April 23,	September 30,
	2021	2021	2020
Accrued but unpaid capital expenditures at period end	$3,096	$18,617	$5,242
Accrued but unpaid debt issuance costs and arrangement fees (1)	—	7,588	—
Common stock withheld for payroll tax obligations (2)	—	—	395
Cash interest payments	5,431	37,593	19,843
Cash paid for reorganization items, net	35,398	37,566	23,818
Cash income taxes paid, net of (refunds):
Foreign	1,464	3,460	11,229
U.S. Federal	468	—	(42,462)
State	—	(34)	36
(1)

Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the period from January 1 through April 23, 2021, which were accrued at April 23, 2021. In total, we incurred and capitalized financing costs of $13.8 million in relation to our exit financing.

(2)

Represents the cost of 131,698 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock units during the nine-month period ended September 30, 2020. This cost is presented as a deduction from stockholders’ equity in “Treasury stock” in the Predecessor’s unaudited Condensed Consolidated Balance Sheet at December 31, 2020.

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

In addition, pursuant to the terms of the Equity Incentive Plan we granted 222,222 shares of time-vesting restricted stock awards and 777,777 shares of performance-vesting restricted stock awards to our Chief Executive Officer.  One-third of the time-vesting awards were issued and immediately vested on the May 8, 2021 grant date and the remaining two-thirds vest in equal installments on the first and second anniversaries of the grant date, subject to his continuous service or employment.  The performance-vesting awards vest upon achievement of both a market and performance condition, and any awards that have not vested by May 8, 2027 will be forfeited.  The vesting of the performance-vesting awards is contingent upon certain conditions (as defined in the award agreement under the Equity Incentive Plan) that, as of September 30, 2021, had not been satisfied and were not considered probable.  Therefore, we have not recognized compensation cost associated with the performance-vesting awards.

During the Successor period from April 24 through September 30, 2021, we recognized compensation expense of $1.9 million in relation to the time-vesting awards described above.

Effective July 1, 2021, the Board approved a new key employee retention and incentive plan covering executive officers and certain non-executive key employees. In connection with this plan, we granted 1,831,353 and 1,613,669 time- and performance-vesting RSUs, respectively, that vest annually over three years and had a grant date fair value aggregating approximately $30 million. During the third quarter of 2021, 491,590 of the unvested RSUs under this plan were forfeited by key employees who left the Company. Also, in connection with the new plan, we granted short-term cash incentive awards payable quarterly over one year (aggregating approximately $5 million).  During the three-month period ended September 30, 2021, we recognized compensation expense of $3.9 million and $1.2 million related to these RSUs and short-term cash incentives, respectively.

8. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At September 30, 2021, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have one customer for which we required a letter of credit to guarantee a portion of the revenue to be earned pursuant to a contract extension amendment signed during 2020.  The letter of credit guaranteed $4.6 million of revenue at September 30, 2021, of which $2.3 million expired on October 31, 2021. We have not required any other credit enhancements by our customers or required any to pay for services in advance at September 30, 2021. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At September 30, 2021, $7.3 million in trade receivables were considered past due by 30 days or more, of which $5.5 million were fully reserved for in previous years and $0.3 million of the remaining $1.8 million were older than 90 days past due.

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

For purposes of calculating our current estimate of credit losses at September 30, 2021 and December 31, 2020, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period.  Our current estimate of credit losses under CECL was $0.1 million at both September 30, 2021 and December 31, 2020.  Our total allowance for credit losses was $5.6 million at both September 30, 2021 and December 31, 2020. See Note 6 “Supplemental Financial Information.”

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis in accordance with GAAP. In addition, certain assets and liabilities may be recorded at fair value on a nonrecurring basis. Generally, we record assets at fair value on a nonrecurring basis as a result of impairment charges. We recorded impairment charges related to certain of our drilling rigs, which were measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, and have presented the aggregate loss in “Impairment of assets” in our unaudited Condensed Consolidated Statements of Operations for period from January 1 to April 23, 2021. We had no assets measured at fair value on a recurring basis at September 30, 2021.

Assets measured at fair value are summarized below (in thousands).

	Successor
	September 30, 2021
	Fair Value Measurements Using				Successor	Predecessor
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Period from April 24 to September 30, 2021	Total Losses for Period from January 1 to April 23, 2021 (1)
Nonrecurring fair value measurements:
Impaired assets (1)	$—	$—	$—	$—	$—	$197,027

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

Our debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our Exit Term Loans, Exit Notes and the Predecessor Senior Notes would be considered Level 2 liabilities. The fair value of these instruments was derived using a third-party pricing service at September 30, 2021 and December 31, 2020. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and for the Senior Notes, comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our long-term debt and the Senior Notes are shown below (in millions).

	Successor		Predecessor
	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$100.0	$100.0	—	—
Exit Notes	86.2	86.1	—	—
3.45% Senior Notes due 2023	—	—	$30.6	$250.0
7.875% Senior Notes due 2025	—	—	61.3	500.0
5.70% Senior Notes due 2039	—	—	61.2	500.0
4.875% Senior Notes due 2043	—	—	91.9	750.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

9. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2021	2020
Drilling rigs and equipment	$1,186,100	$6,987,630
Finance lease right of use asset	174,571	—
Land and buildings	9,823	41,072
Office equipment and other	2,217	83,016
Cost	1,372,711	7,111,718
Less: accumulated depreciation	(43,886)	(2,988,909)
Drilling and other property and equipment, net	$1,328,825	$4,122,809

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

We have reported the $1.0 million net book value of the Ocean Valor, a previously impaired semisubmersible rig, as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheet at September 30, 2021. During the period from January 1 through April 23, 2021, we sold the Ocean America and Ocean Rover, both previously impaired semisubmersible rigs that were reported as “Assets held for sale” in our unaudited Condensed Consolidated Balance Sheet at December 31, 2020, for an aggregate net pre-tax gain of $4.4 million.

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

Exit Debt

At September 30, 2021, the carrying value of the Successor long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

Successor
September 30,
2021
Borrowings under Exit RCF	$123,478
Exit Term Loans	98,995
Exit Notes	83,672
Total Exit Debt, net	$306,145

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

As of September 30, 2021, the aggregate annual maturity of the Successor Exit Debt, excluding net unamortized premium and debt issuance costs of $0.8 million and $3.5 million, respectively, was as follows (in thousands):
Aggregate Principal Amount
Year Ending December 31,
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	308,799
Total maturities of long-term debt	$308,799

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

Loans outstanding under the Exit RCF bear interest at a rate per annum equal to the applicable margin plus, at the Borrower’s option, either: (i) the reserve-adjusted London Inter-bank Offered Rate (or LIBOR Rate), subject to a floor of 1.00%, or (ii) a base rate, subject to a floor of 2.00%, determined as the greatest of (x) the rate per annum publicly announced from time to time by Wells Fargo Bank, National Association, as its prime rate (or the Wells Fargo Prime Rate), (y) the federal funds effective rate plus ½ of 1.00%, and (z) the reserve-adjusted one-month LIBOR Rate plus 1.00%. The applicable margin is initially 4.25% per annum for LIBOR Rate loans and 3.25% per annum for base rate loans. Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Exit RCF in connection with certain specified asset dispositions (subject to reinvestment rights if no event of default exists). Available Cash (as defined in the Exit Revolving Credit Agreement) in excess of $125 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Exit RCF may be voluntarily prepaid and the commitments thereunder voluntarily terminated or reduced by the Borrower at any time without premium or penalty, other than customary breakage costs.

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

Additionally, the Exit Revolving Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, cross-default to other material indebtedness, and a change of control. At September 30, 2021, we were in compliance with all covenants under the Exit Revolving Credit Agreement.

We incurred $6.6 million in debt issuance costs and $3.5 million in paid-in-kind upfront fees in connection with the Exit RCF, which are presented as a component of “Other assets” in our unaudited Condensed Consolidated Balance Sheet at September 30, 2021. Debt issuance costs are amortized as incremental interest expense over the term of the Exit RCF on a straight-line basis. At September 30, 2021, we had borrowings outstanding of $123.5 million under the Exit RCF, including $3.5 million in PIK Loans. In July 2021, we utilized $6.1 million for the issuance of letters of credit in replacement of a previously existing letter of credit. The weighted average interest rate on the combined borrowings outstanding under the Exit RCF at September 30, 2021 was 5.35%.

At November 1, 2021, we had borrowings of $113.5 million outstanding under the Exit RCF, and we had utilized $6.1 million for the issuance of letters of credit in replacement of a previously existing letter of credit. As of November 1, 2021, approximately $283.9 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

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

Additionally, the Exit Term Loan Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, any material default under certain material contracts and agreements, cross-default to other material indebtedness, and a change of control. At September 30, 2021, we were in compliance with all covenants under the Exit Term Loan Credit Agreement.

The Exit Term Loans were valued at par for fresh start accounting purposes and are presented net of debt issuance costs of $1.0 million, which are being amortized as interest expense over the stated maturity of the loans using the effective interest method. At September 30, 2021, we had Exit Term Loans outstanding of $100.0 million, which accrue interest at 7.0% per annum, assuming a six-month LIBOR and cash interest payment option, and had an effective interest rate of 7.2% per annum.

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

The First Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding First Lien Notes to be declared due and payable immediately. At September 30, 2021, we were in compliance with all covenants under the First Lien Notes Indenture.

The Exit Notes were valued at a 101% of par value for fresh start accounting purposes and are presented net of debt issuance costs of $2.5 million, which are being amortized as interest expense over the stated maturity of the notes using the effective interest method. At September 30, 2021, we had Exit Notes outstanding aggregating $85.3 million, which accrue interest at 9.0% per annum, assuming a cash interest payment option, and had an effective interest rate of 9.7% per annum.

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

Non-Income Tax and Related Claims

We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for these taxes and the related penalties and interest and, accordingly, have recorded a $14.2 million and $13.5 million liability at September 30, 2021 and December 31, 2020, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. In addition, to defend against these assessments through all applicable proceedings, including any necessary judicial appeals, we could be required to post appeal bonds or other forms of guarantees, some of which may require cash collateral for up to the full amount of the guarantees. If we are required to post cash collateral to support any such guarantees, we intend to utilize a combination of cash on hand and availability under our Exit Revolving Credit Agreement, which could have a material adverse effect on our liquidity.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2021 our estimated liability for personal injury claims was $13.0 million, of which $5.5 million and $7.5 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2020 our estimated liability for personal injury claims was $14.7 million, of which $5.9 million and $8.8 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•	the severity and volume of personal injuries claimed;
•	the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•	inconsistent court decisions; and
•	the risks and lack of predictability inherent in personal injury litigation.

Letters of Credit and Other

We were contingently liable as of September 30, 2021 in the aggregate amount of $24.5 million under certain customs, performance, tax and VAT bonds and letters of credit. Agreements relating to approximately $18.4 million of these tax and customs bonds can require collateral at any time, while the remaining agreements, aggregating $6.1 million, cannot require collateral except in events of default.  At September 30, 2021, we had made aggregate collateral deposits of $18.6 million with respect to other bonds and letters of credit, including a $6.0 million financial letter of credit, which was issued in 2020 under the prepetition RCF in support of a previously issued surety bond and was drawn on by the beneficiary in January 2021, converted to an adjusted base rate loan under the prepetition RCF and then paid down as part of the settlement of the debt at emergence.  These deposits were recorded in “Prepaid expenses and other current assets” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2021.

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

Components of expense attributable to these finance leases are as follows (in thousands):

Successor
Period from April 24
through September 30,
2021
Finance lease cost:
Amortization of ROU assets	$7,552
Interest on lease liabilities	5,006
Total	$12,558

Supplemental information related to the finance leases is as follows (in thousands, except weighted-average data):

Successor
Period from April 24
through September 30,
2021
Finance Leases:
Operating cash flows used	$5,006
Financing cash flows used	6,011
ROU assets obtained in exchange for lease liabilities	174,571
Weighted-average remaining lease term	4.69 years
Weighted-average discount rate	6.72%

Maturities of the finance lease liabilities as of September 30, 2021 are as follows (in thousands):

2021 (excluding nine months ended September 30, 2021)	$6,624
2022	26,280
2023	26,280
2024	26,352
2025	26,280
2026	96,430
Thereafter	—
Total lease payments	208,246
Less: interest	(40,190)
Total lease liability	$168,056

Additionally, during the period from April 24 through September 30, 2021, we commenced various new operating leases associated with an integrated services agreement with one of our customers under which we lease requested equipment for the duration of the drilling contract.  As a result, we recorded approximately $13 million of ROU assets and offsetting lease liabilities during the period for the leased equipment which had an estimated remaining lease term of approximately 14 months at September 30, 2021.

Amounts recognized in our unaudited Condensed Consolidated Balance Sheets for both our operating and finance leases are as follows:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Operating Leases:
Other assets	$41,812	$154,796
Accrued liabilities	(16,354)	(5,072)
Other liabilities	(25,373)	(23,476)
Liabilities subject to compromise (1)	—	(112,646)
Finance Leases:
Drilling and other property and equipment, net of accumulated depreciation	167,019	—
Current finance lease liabilities	(15,599)	—
Noncurrent finance lease liabilities	(152,457)	—

(1)	Balance at December 31, 2020 included current and noncurrent operating lease liabilities of $16.7 million and $95.9 million, respectively.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2021, our active drilling rigs were located offshore five countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Successor
	Three Months Ended September 30, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$71,954	$17,075	$89,029
Australia	34,671	3,530	38,201
Senegal	23,223	6,679	29,902
United Kingdom	22,271	1,576	23,847
Brazil	20,511	—	20,511
Myanmar	10,526	1,861	12,387
Total	$183,156	$30,721	$213,877

	Successor
	Period from April 24, 2021 through September 30, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$122,732	$25,806	$148,538
Australia	58,620	8,810	67,430
Senegal	23,223	6,671	29,894
United Kingdom	35,186	2,529	37,715
Brazil	23,735	—	23,735
Myanmar	17,693	3,783	21,476
Total	$281,189	$47,599	$328,788

	Predecessor
	Period from January 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$93,215	$7,048	$100,263
Australia	17,031	4,697	21,728
United Kingdom	27,967	2,300	30,267
Brazil	3,421	—	3,421
Myanmar	11,730	1,970	13,700
Total	$153,364	$16,015	$169,379

	Predecessor
	Three Months Ended September 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$57,523	$2,569	$60,092
Brazil	25,774	16	25,790
United Kingdom	25,178	2,198	27,376
Australia	16,279	2,570	18,849
Malaysia (1)	4,591	1,559	6,150
Total	$129,345	$8,912	$138,257

	Predecessor
	Nine Months Ended September 30, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$244,578	$8,998	$253,576
Brazil	145,921	(24)	145,897
United Kingdom	86,949	7,075	94,024
Australia	49,663	10,682	60,345
Malaysia (1)	8,737	3,051	11,788
Total	$535,848	$29,782	$565,630
(1)	Revenue earned by the Ocean Monarch during a standby period in Malaysia while awaiting clearance to begin operations in Myanmar waters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A and amended by Item 1A, “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. References to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

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

The Debtors filed a joint Chapter 11 plan of reorganization with the Bankruptcy Court on January 22, 2021, which was subsequently amended on February 24, 2021 and February 26, 2021 (or the Plan).  On March 23, 2021, the Debtors filed the plan supplement for the Plan with the Bankruptcy Court, which was subsequently amended on April 6, 2021 and April 22, 2021.

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

Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria for and were required to adopt fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations (or ASC 852), which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. The criteria requiring fresh start accounting are: (i) the holders of the then-existing voting shares of the Predecessor (or legacy entity prior to the Effective Date) received less than 50 percent of the new voting shares of the Successor outstanding upon emergence from bankruptcy, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or from April 24 to September 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1 to April 23, 2021).

Exploration of Strategic Alternatives

On August 3, 2021, the Company announced that its board of directors (or Board) had appointed an independent committee, supported by management, to explore strategic alternatives to maximize shareholder value. These alternatives may include, among other things, continuing as a standalone public company, pursuing asset acquisitions or entering into a business combination with a strategic partner. In connection with the review, Goldman Sachs & Co. LLC has been retained as financial advisor and Milbank LLP has been retained as legal advisor. The Company has not set a formal timetable for this exploration, nor has it made any decisions related to strategic alternatives at this time. There is no assurance that the process will result in a transaction or any other specific outcome. The Company does not expect to make additional public comment regarding these matters until the Board approves a specific action.

Market Overview

Commodity prices have risen since the beginning of 2021, and, as of the date of this report, the price for Brent crude oil was in the mid-$80-per-barrel range. Current oil and gas prices have been favorably impacted by an increase in demand as the world economies recover from COVID-19 related shutdowns and the winter heating season approaches. In addition, recent commitments by OPEC+ to maintain its conservative supply program, confirming a previous agreement to allow only modest production increases in November, despite a recent fuel shortage, have bolstered the increase in commodity prices. Some market analysts report that the world economies are experiencing a supply deficit, resulting in inventory draws and driving higher oil and natural gas prices. These analysts further predict that the market tightness will extend into 2022.

As a result of improved commodity prices, demand for contract drilling services has improved since previous lows, with a focus offshore Australia and in the “golden triangle” area comprised of the Gulf of Mexico (U.S. and Mexico), South America and Africa. Contracting activity and dayrates have marginally increased in 2021, and some industry analysts predict that warm-stacked rigs may be reactivated to meet the emerging demand. However, the majority of contract terms remain relatively short in duration. While project sanctioning activity appears to have slowed compared to the level of activity seen earlier in 2021, new commitments are up substantially in 2021 compared to the prior year.

Despite floater utilization of approximately 69% in October 2021, we remain cautiously optimistic that the offshore drilling market will continue to improve in the foreseeable future, predicated on continued strength in the demand for hydrocarbons. The International Energy Agency expects that crude oil demand will improve from approximately 96.5 million barrels per day in 2021 to over 103 million barrels per day in 2025. This expected increase in demand likely has influenced industry experts to project floater demand increasing from 110 rig years in 2021 to 142 rig years in 2025, a 29% improvement. Though demand is expected to improve, rig supply is also expected to increase, assuming there is no further scrapping of rigs. Currently, there are 25 rigs under construction that may be delivered over the coming years; of the rigs under construction only four currently have future drilling contracts. Notwithstanding the potential increase in supply, however, the fundamentals for the offshore drilling market appear to be improving.

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

The following table reflects our contract drilling backlog as of October 1, 2021 (and does not include any contracts signed after October 1, 2021 but prior to the date of this report), January 1, 2021 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2020), and October 1, 2020 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) (in millions).

	October 1, 2021 (1) (2)	January 1, 2021 (1)	October 1, 2020 (1)
Contract Drilling Backlog	$1,034	$1,187	$1,169

(1)

Contract drilling backlog as of October 1, 2021, January 1, 2021 and October 1, 2020 excludes future commitment amounts totaling approximately $43.0 million, $75.0 million and $100.0 million, respectively, payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

(2)

Includes contract backlog of $94.0 million attributable to a customer drilling contract secured for a rig managed under a management and marketing services agreement (or MMSA). We entered into the drilling contract directly with the customer and will receive and recognize revenue under the terms of the contract.   However, pursuant to the terms of the MMSA and a charter agreement with the rig owner, we will only realize a gross margin equivalent to our management and marketing fee.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of October 1, 2021 (in millions).

	For the Years Ending December 31,
	Total	2021 (1)	2022	2023	2024
Contract Drilling Backlog (2) (3)	$1,034	$187	$652	$190	$5

(1)	Represents the three-month period beginning October 1, 2021.
(2)

Contract drilling backlog as of October 1, 2021 excludes a future gross margin commitment of approximately $43.0 million for the three-year period ending December 31, 2023.  This amount is payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment at the end of the three-year period, pursuant to terms of an existing contract.
(3)

Includes contract backlog of $83.0 million and $11.0 million in 2022 and 2023, respectively, attributable to a customer drilling contract secured for a rig managed under the MMSA. We entered into the drilling contract directly with the customer and will receive and recognize revenue under the terms of the contract.   However, pursuant to the terms of the MMSA and a charter agreement with the rig owner, we will only realize a gross margin equivalent to our management and marketing fee.

The following table reflects the percentage of rig days per year committed as of October 1, 2021. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2021 (1)	2022	2023	2024
Percentage of Rig Days Committed (2)	77%	57%	16%	0%

(1)	Represents the three-month period beginning October 1, 2021.
(2)	As of October 1, 2021, includes approximately 90 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects in 2022.

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

We recently implemented a requirement that all U.S.-based offshore employees and those U.S.-based onshore employees who travel to any of our global offshore locations be fully vaccinated against COVID-19.

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and every two-and-one-half years for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During 2022, we expect to spend approximately 90 days of planned downtime, including approximately 45 days for mobilization and contract preparation activities for the Ocean BlackHawk, approximately 30 days for the demobilization of the Ocean Onyx and approximately 15 days for mobilizations between contracts for the Ocean Apex. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, upgrades, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Under these policies, our deductibles for marine liability are $5.0 million for the first occurrence and vary in amounts ranging between $5.0 million and, if aggregate claims exceed certain thresholds, up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

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

Results of Operations

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages).

Results for the three-month periods ended September 30, 2021 and 2020.

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2021	2020
REVENUE-EARNING DAYS (1)	874	675
UTILIZATION (2)	79%	49%
AVERAGE DAILY REVENUE (3)	$209,500	$191,800

CONTRACT DRILLING REVENUE	$183,156	$129,345
REVENUE RELATED TO REIMBURSABLE EXPENSES	30,721	8,912
TOTAL REVENUES	$213,877	$138,257
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$135,181	$130,921
REIMBURSABLE EXPENSES	$30,073	$8,578
OPERATING INCOME (LOSS)
Contract drilling services, net	$47,975	$(1,576)
Reimbursable expenses, net	648	334
Depreciation	(25,150)	(75,330)
General and administrative expense	(20,976)	(12,781)
Restructuring and separation costs	—	(344)
Gain on disposition of assets	767	479
Total Operating Income (Loss)	$3,264	$(89,218)
Other income (expense):
Interest income	2	22
Interest expense, net of amounts capitalized	(9,777)	(98)
Foreign currency transaction loss	1,173	(661)
Reorganization items, net	(1,916)	(8,663)
Other, net	(14)	107
Loss before income tax benefit (expense)	(7,268)	(98,511)
Income tax benefit (expense)	2,086	(95)
NET LOSS	$(5,182)	$(98,606)

(1)	An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs).
(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per R-E day.

Contract Drilling Revenue. During the three months ended September 30, 2021, we earned contract drilling revenue of $183.2 million attributable to 874 R-E days and average daily revenue of $209,500, which included revenue for the Ocean Courage and Ocean BlackRhino, which commenced new contracts in mid-June 2021 and July 2021, respectively. Total utilization for the period was 79%, reflecting reduced utilization due to downtime attributable to stacked rigs (184 days), planned downtime for regulatory inspections (20 days) and other non-R-E days (25 days). The increase in average daily revenue earned during the third quarter of 2021, compared to the third quarter of 2020 for the Predecessor entity, is primarily attributable to higher dayrates earned by several rigs that commenced new contracts after the third quarter of 2020 and by the Ocean Monarch, which earned a reduced standby rate throughout most of 2020 due to COVID-19 restrictions. During the third quarter of 2021, we recognized $0.6 million of contract drilling revenue pursuant to the MMSA that commenced in May 2021, for which we also recognized gross reimbursable revenue and expenses of $13.6 million.

Contract drilling revenue for the three months ended September 30, 2020 was $129.3 million attributable to 675 R-E days and average daily revenue of $191,800.  Six of our rigs operated at nearly full utilization during the period, including the Ocean Valor, which completed its contract in the fourth quarter of 2020 and is now being marketed for sale. Utilization for the third quarter of 2020 was 49%, reflecting downtime attributable to stacked rigs (346 days), planned shipyard projects, inspections and contract preparation activities for the Ocean BlackLion, Ocean BlackRhino and Ocean Onyx prior to the commencement of their current contracts (253 days) and the Ocean Courage, which completed a contract in July 2020 and was warm stacked for the remainder of the period (72 days).

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, was $135.2 million for the third quarter of 2021, comprised primarily of payroll and benefits costs ($56.6 million), rig repairs and maintenance ($26.0 million), equipment rentals ($13.3 million), shorebase costs and overhead ($14.7 million), catering ($4.1 million), travel ($3.3 million), amortization of deferred contract preparation and mobilization costs ($0.5 million) and other costs ($16.7 million). Payroll and benefits costs remained relatively flat, compared to the third quarter of 2020 for the Predecessor entity, despite the increase in R-E days, primarily due to cost cutting initiatives. As part of fresh start accounting, previously deferred contract preparation and mobilization costs were written off as reorganization expenses. Prior to fresh start accounting, such deferred amounts would have been amortized into expense over the respective contract term; therefore, amortization of such costs in the Successor period relate solely to costs incurred after the Effective Date. Additionally, reduced equipment rental cost in the Successor period reflects the impact of a lease modification for our blowout preventer and related well control equipment (or Well Control Equipment) leases on our drillships. Due to a modification of the lease agreements on the Effective Date and change in lease classification, the leases are now considered finance leases, which resulted in a decrease in rent expense of approximately $6.6 million.

Contract drilling expense, excluding depreciation, for the three months ended September 30, 2020 totaled $130.9 million, comprised primarily of payroll and benefits costs ($57.2 million), rig repairs and maintenance ($21.8 million), equipment rentals ($16.8 million), shorebase costs and overhead ($12.2 million), catering ($4.2 million), travel ($1.7 million), amortization of deferred contract preparation and mobilization costs ($5.2 million) and other costs ($11.8 million).

Depreciation Expense. Depreciation expense for the three months ended September 30, 2021 and 2020 was $25.2 million and $75.3 million, respectively. The decline in depreciation between the periods presented is the result of a lower depreciable asset base, primarily due to the fair value remeasurement of our rigs and equipment from the application of fresh start accounting on the Effective Date and asset impairments recognized during the fourth quarter of 2020 and in 2021. See Note 3 “Fresh Start Accounting” and Note 5 “Impairment of Assets” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

General and Administrative Expense. During the third quarter of 2021, we incurred general and administrative costs of $21.0 million, which consisted of payroll and benefits-related costs ($10.5 million), professional and legal expenses ($8.4 million) and other administrative costs ($2.1 million). Payroll costs for the quarter included $2.0 million of severance benefits for executives who exercised their walkaway severance right under the Company’s Severance Plan in September 2021. Professional and legal costs for the third quarter of 2021 included costs associated with a previously disclosed stockholder complaint and legal advisors engaged in connection with an independent committee appointed by the board of directors to explore strategic alternatives to maximize shareholder value.

During the three months ended September 30, 2020, we recognized general and administrative expenses of $12.8 million comprised of costs related to payroll and benefits ($9.9 million), professional and legal services ($1.9 million) and other administrative costs ($1.0 million).

Interest Expense.  During the three months ended September 30, 2021, we recognized interest expense of $6.9 million related to new debt incurred on or after the Effective Date and incremental interest expense of $2.8 million as a result of the change in classification of our Well Control Equipment leases.

Reorganization Items, net. We recognized $1.9 million of professional fees during the third quarter of 2021, directly related to the Chapter 11 Cases. During the three months ended September 30, 2020, we recognized $8.7 million in expenses and other net losses associated with the Chapter 11 Cases, primarily consisting of professional fees ($18.7 million), partially offset by net gains recognized related to vendor settlements and purchase order cancellations ($10.0 million).

Income Tax (Expense) Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision for the various jurisdictions in which we operate. Discrete tax adjustments are excluded from the computation of the AETR and recorded in the quarter in which they occur. We estimated the AETR for the third quarter of 2021 and recorded a net income tax benefit of $2.1 million (28.7% effective tax rate). The effective tax rate is primarily a result of our domestic and international jurisdictional mix of estimated pre-tax income and losses for the year, where income tax expense was recognized for the jurisdictions with anticipated pre-tax income, while a partial valuation allowance was recorded for jurisdictions with pre-tax losses.

For the three months ended September 30, 2020, we recorded a net income tax expense of $(0.1) million (negative 0.1% effective tax rate). The low effective tax rate is primarily a result of a valuation allowance for tax attributes that are not likely to be realized and our mix of domestic and international pre-tax profits and losses.

Results for the periods from April 24 through September 30, 2021 and January 1 through April 23, 2021 and the nine months ended September 30, 2020.

	Successor	Predecessor
	Period from April 24 through September 30,	Period From January 1 through April 23,	Nine Months Ended September 30,
	2021	2021	2020
REVENUE-EARNING DAYS (1)	1,372	724	2,290
UTILIZATION (2)	71%	53%	55%
AVERAGE DAILY REVENUE (3)	$205,000	$211,800	$234,000

CONTRACT DRILLING REVENUE	$281,189	$153,364	$535,848
REVENUE RELATED TO REIMBURSABLE EXPENSES	47,599	16,015	29,782
TOTAL REVENUES	$328,788	$169,379	$565,630
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$225,892	$181,626	$481,376
REIMBURSABLE EXPENSES	$46,645	$15,477	$27,997
OPERATING INCOME (LOSS)
Contract drilling services, net	$55,297	$(28,262)	$54,472
Reimbursable expenses, net	954	538	1,785
Depreciation	(43,885)	(92,758)	(243,208)
General and administrative expense	(37,193)	(15,036)	(44,827)
Impairment of assets	—	(197,027)	(774,028)
Restructuring and separation costs	—	—	(17,463)
Gain on disposition of assets	943	5,486	4,132
Total Operating Loss	$(23,884)	$(327,059)	$(1,019,137)
Other income (expense):
Interest income	3	30	520
Interest expense, net of amounts capitalized	(16,874)	(34,827)	(42,753)
Foreign currency transaction gain (loss)	259	(172)	(1,458)
Reorganization items, net	(7,454)	(1,639,763)	(62,640)
Other, net	10,692	398	349
Loss before income tax (expense) benefit	(37,258)	(2,001,393)	(1,125,119)
Income tax (expense) benefit	(15,217)	39,404	19,753
NET LOSS	$(52,475)	$(1,961,989)	$(1,105,366)

(1)	An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)	Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all specified rigs in our fleet (including cold-stacked rigs).
(3)	Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet per R-E day.

Contract Drilling Revenue. We earned contract drilling revenue of $281.2 million for the period from April 24 through September 30, 2021, attributable to 1,372 R-E days and average daily revenue of $205,000. Total utilization for the period was 71%, reflecting reduced R-E days due to planned downtime for the Ocean Courage and Ocean BlackRhino for contract preparation work (132 days) and downtime for the Ocean Endeavor and Ocean Patriot for inspections and repairs (59 days). The decline in average daily revenue compared to the Predecessor periods reflects reduced amortization of deferred revenue due to the write-off of previously deferred balances at the Effective Date in connection with fresh start accounting.

During the period from January 1 through April 23, 2021, we earned contract drilling revenue of $153.4 million attributable to 724 R-E days and average daily revenue of $211,800. Total utilization for the period was 53%, primarily due to planned downtime for contract preparation work for three rigs and the stacking of other rigs between contracts. The Ocean Onyx commenced a new contract in February 2021 after its reactivation, contributing 61 R-E days to the period. The decrease in average daily revenue compared to the nine months ended September 30, 2020 was primarily related to the Ocean BlackLion starting a new contract in the latter part of 2020 at a lower dayrate than the rig’s previous contract and a decreased dayrate earned by the Ocean BlackHawk as a result of renegotiating its long-term contract in mid-2020 in exchange for additional term.

Contract drilling revenue for the nine months ended September 30, 2020 was $535.8 million attributable to 2,290 R-E days and average daily revenue of $234,000.  Total utilization for the period was 55%, reflecting an aggregate 807 days of downtime for contracted rigs awaiting and preparing for their upcoming contracts and an aggregate 1,007 days of downtime attributable to stacked rigs, including the Ocean Valiant, which completed a contract in early May 2020.  Average daily revenue for the period included amortization of deferred revenue of $16.1 million.

Contract Drilling Expense, Excluding Depreciation. During the period from April 24 through September 30, 2021, contract drilling expense, excluding depreciation, was $225.9 million, comprised primarily of payroll and benefits costs ($98.0 million), rig repairs and maintenance ($46.3 million), shorebase costs and overhead ($22.2 million), equipment rentals ($20.8 million), catering ($7.2 million), insurance ($4.9 million), inspections ($4.5 million), amortization of deferred contract preparation and mobilization costs ($0.5 million) and other costs ($21.5 million). The reduction in amortized costs compared to the Predecessor periods presented was due to the write off of previously deferred expenses as a result of fresh start accounting.

Contract drilling expense, excluding depreciation, was $181.6 million for the period from January 1 through April 23, 2021, comprised primarily of payroll and benefits costs ($68.4 million), rig repairs and maintenance ($32.8 million), equipment rentals ($24.4 million), shorebase costs and overhead ($15.9 million), amortization of deferred contract preparation and mobilization costs ($9.9 million), catering ($5.1 million), inspections ($3.9 million), insurance ($3.1 million), and other costs ($18.1 million).

Contract drilling expense, excluding depreciation, for the nine months ended September 30, 2020 totaled $481.4 million and was comprised primarily of payroll and benefits costs ($199.8 million), rig repairs and maintenance ($82.4 million), equipment rentals ($60.7 million), shorebase costs and overhead ($48.3 million), amortization of deferred contract preparation and mobilization costs ($18.0 million), catering ($14.5 million), inspections ($9.1 million), insurance ($8.4 million), and other costs ($40.2 million).

Depreciation Expense. Depreciation expense for the Successor period from April 24 through September 30, 2021 and Predecessor periods from January 1 through April 23, 2021 and the nine months ended September 30, 2020 was $43.9 million, $92.8 million and $243.2 million, respectively. The decline in depreciation was primarily due to the fair value remeasurement of our rigs and equipment from the application of fresh start accounting on the Effective Date and asset impairments recognized during 2020 and the first quarter of 2021.

General and Administrative Expense. During the period from April 24 through September 30, 2021, we incurred general and administrative costs of $37.2 million which consisted of payroll and benefits-related costs ($22.4 million), professional and legal expenses ($12.1 million) and other administrative costs ($2.7 million). Payroll costs for the Successor period included $8.0 million of severance benefits for certain executives who left the Company on or after the Effective Date. Professional and legal costs for the Successor period included costs associated with a stockholder complaint that arose after the Effective Date and legal advisors engaged in connection with an independent committee appointed by the board of directors to explore strategic alternatives to maximize shareholder value.

During the period from January 1 to April 23, 2021, we recognized general and administrative expenses of $15.0 million comprised of costs related to payroll and benefits ($10.5 million), professional and legal services ($3.0 million) and other administrative costs ($1.5 million).

We incurred general and administrative costs of $44.8 million during the nine months ended September 30, 2020, which consisted of payroll and benefits costs ($32.2 million), professional and legal expenses ($9.1 million) and other administrative costs ($3.5 million).

Impairment of Assets. During the period from January 1 to April 23, 2021, we recognized an impairment charge of $197.0 million to write down the carrying value of one of our rigs with indicators of impairment due to concerns over future opportunities. During the first nine months of 2020, we recognized an aggregate impairment charge of $774.0 million to write down four of our drilling rigs with indicators of impairment to their estimated fair values. See Note 5 “Impairment of Assets” and Note 8 “Financial Instruments and Fair Value Disclosures” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Restructuring and Separation Costs.  Prior to the Petition Date in 2020, we incurred $7.4 million in legal and other professional advisor fees in connection with the consideration of restructuring alternatives, including the preparation for filing of the Chapter 11 Cases and related matters. Also, during the second quarter of 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs.  As a result of this initiative, we incurred costs of $10.1 million during the first nine months of 2020, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations.

Gain on Disposition of Assets.  During the period from January 1 to April 23, 2021, we sold two previously impaired semisubmersible rigs, the Ocean America and Ocean Rover, for an aggregate net pre-tax gain of $4.4 million.  In the first quarter of 2020, we sold the previously impaired Ocean Confidence for a net pre-tax gain of $3.5 million.

Interest Expense. During the Successor period from April 24 through September 30, 2021, we recognized interest expense of $11.9 million related to new debt incurred on or after the Effective Date and incremental interest expense of $5.0 million related to our Well Control Equipment finance leases.

Upon filing the Chapter 11 Cases on April 26, 2020, we ceased accruing interest expense on the Senior Notes and borrowings under the RCF. However, due to provisions in the PSA signed in January 2021, we resumed recognizing interest on our outstanding borrowings under the RCF and accrued interest expense of $34.8 million for the Predecessor period from January 1, 2021 through April 23, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020.

During the nine months ended September 30, 2020, we recognized interest expense relating to the Senior Notes and RCF of $37.0 million and $5.7 million, respectively, for the period prior to our Chapter 11 Petition Date.

Other, Net. During the period from April 24 through September 30, 2021, we recognized a $10.8 million settlement related to a patent infringement indemnity claim against the supplier of our four drillships.

Reorganization Items, net. During the period from April 24 through September 30, 2021, we recognized $7.5 million of professional fees directly related to the Chapter 11 Cases.

During the Predecessor period from January 1 through April 23, 2021, we recognized $1.6 billion in expenses and other net losses directly related to the Chapter 11 Cases, consisting of fresh start valuation adjustments ($2.7 billion), professional fees ($51.1 million), the accrual of a backstop commitment premium related to our Exit Notes (as defined below) ($10.4 million) and the write-off of a predecessor directors and officers tail insurance policy ($6.9 million). These expenses were partially offset by a net gain on settlement of liabilities subject to compromise ($1.1 billion).

During the first nine months of 2020, we recognized $62.6 million in expenses and other net losses directly related to the Chapter 11 Cases, primarily consisting of the write-off of debt issuance costs ($27.5 million) and professional fees ($39.3 million), partially offset by net gains related to vendor settlements and purchase order cancellations ($4.2 million).

Income Tax (Expense) Benefit. We recorded income tax expense of $15.2 million (negative 40.8% effective tax rate) for the period from April 24 through September 30, 2021, an income tax benefit of $39.4 million (2% effective tax rate) for the period from January 1 through April 23, 2021 and an income tax benefit of $19.8 million (1.8% effective tax rate) for the nine months ended September 30, 2020.

During the period from April 24, 2021 through September 30, 2021, the negative effective tax rate is primarily a result of our domestic and international jurisdictional mix of estimated pre-tax income and loss, where no income tax benefit has been recognized due to valuation allowance, while recognizing income tax expense for jurisdictions with forecasted pre-tax income.

During the period from January 1, 2021 through April 23, 2021, our tax benefit was primarily attributable to the adoption of fresh start accounting.

The effective tax rate of 1.8% for the nine months ended September 30, 2020 includes $9.7 million due to a partial release of a previously recognized valuation allowance and tax rate change as a result of the Coronavirus Aid, Relief and Economic Security Act (or CARES Act). The CARES Act was signed into law by the President of the United States on March 27, 2020 and allowed for a carryback of net operating losses generated in 2018, 2019 and 2020 to each of the five preceding taxable years.

Liquidity and Capital Resources

On April 23, 2021, all conditions precedent to our plan of reorganization were satisfied, the Plan became effective in accordance with its terms, and the Debtors emerged from Chapter 11 reorganization. See Note 2 “Chapter 11 Proceedings” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Our emergence from the Chapter 11 Cases has allowed us to significantly reduce our level of indebtedness. On the Effective Date, we entered into a $400.0 million senior secured revolving credit facility, with a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Exit RCF). At November 1, 2021, we had borrowings of $113.5 million outstanding under the Exit RCF and had utilized $6.1 million for the issuance of letters of credit in replacement of a previously existing letter of credit. As of November 1, 2021, approximately $283.9 million was available for borrowings or the issuance of letters of credit under the Exit RCF. However, the availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Exit Revolving Credit Agreement (as defined below)) would exceed $125.0 million or (ii) the Collateral Coverage Ratio (as defined below) would be less than 2.00 to 1.00 and the aggregate principal amount outstanding under the Exit RCF would exceed $400.0 million and/or the Total Collateral Coverage Ratio (as defined below) would be less than 1.30 to 1.00. The Collateral Coverage Ratio is the ratio of (x) the Collateral Rig Value (as defined in the Exit Revolving Credit Agreement) to (y) the aggregate outstanding principal amount of all Loans and L/C Obligations (both as defined in the Exit Revolving Credit

Agreement) thereunder. The Total Collateral Coverage Ratio is the ratio of (a) the Collateral Rig Value to (b) the sum of (1) the aggregate outstanding principal amount of all Loans and L/C Obligations under the Exit Revolving Credit Agreement, plus (2) the aggregate outstanding principal amount of the Exit Term Loans (as defined below), plus (3) the aggregate outstanding principal amount of the Exit Notes (as defined below), plus (4) the aggregate outstanding principal amount of delayed draw note commitments that may be issued as additional First Lien Notes (as defined below) after the Effective Date.

We have also historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include the servicing of our debt repayments and interest payments, as well as funding our working capital requirements and capital expenditures. Our worldwide cash balances are available to finance both our domestic and foreign activities. If and when circumstances require, we expect to record the withholding tax impact associated with the potential distribution of earnings of our foreign subsidiaries; however, we have not provided income tax on the outside basis difference of our international subsidiaries as management does not intend to dispose of these subsidiaries and structuring alternatives exist to mitigate any potential liability should a disposition take place. As of October 1, 2021, our contractual backlog was $1.0 billion, of which $0.2 billion related to the fourth quarter of 2021. At September 30, 2021, we had cash available for current operations of $51.6 million, including $24.2 million, which is subject to restrictions pursuant to the MMSA.

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

•

an indenture, pursuant to which approximately $85.3 million in aggregate principal amount of 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes) maturing on April 22, 2027 were issued by DFAC and Diamond Finance, LLC on the Effective Date (or Exit Notes); and

•

approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date, none of which had been issued as of September 30, 2021.

See “– Contractual Cash Obligations” and Note 10 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Historical Cash Flow from Operations

For the period April 24 through September 30, 2021, we used $41.0 million in our operating activities. Cash expenditures for contract drilling, shorebase support, general and administrative costs and cash income taxes paid ($348.9 million) and payments to professionals in connection with the Chapter 11 Cases ($35.4 million) more than offset cash receipts for contract drilling services ($338.4 million) for the period and funds from the return of certain collateral deposits ($4.9 million). Cash outlays for capital expenditures and finance lease obligations during the period aggregated $37.8 million and $6.0 million, respectively, and we had incremental borrowings of $20.0 million, net of repayments, under the Exit RCF.

For the period January 1 through April 23, 2021, we used $100.1 million in our operating activities. Cash expenditures for contract drilling, shorebase support and general and administrative costs ($240.5 million), payments to professionals in connection with the Chapter 11 Cases ($37.6 million), and net cash income taxes paid ($3.4 million) offset cash receipts for contract drilling services ($181.4 million) for the period. Cash outlays for capital expenditures aggregated $49.1 million for the period.

As set forth in the Plan, on the Effective Date, we net settled $242.0 million outstanding under the RCF in cash and issued $75.0 million of Exit Notes. See Note 2 “Chapter 11 Proceedings” and Note 10 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

For the nine months ended September 30, 2020, our operating activities provided net cash of $7.4 million. Cash receipts for contract drilling services ($686.2 million) exceeded our expenditures related to contract drilling, shorebase support and general and administrative costs ($667.9 million), payments to professionals in connection with the Chapter 11 Cases ($23.8 million) and cash collateral deposits made in support of certain outstanding surety and other bonds and letters of credit ($18.3 million). Additionally, cash receipts for the period included net refunds of income tax previously paid or withheld, primarily in the U.S. tax jurisdiction ($31.2 million).

During the nine months ended September 30, 2020, we borrowed $436.0 million under the RCF and realized net proceeds from the sale of the Ocean Confidence of $4.6 million.

Upgrades and Other Capital Expenditures

As of the date of this report, we expect cash capital expenditures for the remaining three months of 2021 to be approximately $10 million to $15 million for a total spend of approximately $95 million to $100 million in 2021.  Planned spending for the last quarter of 2021 includes projects under our capital maintenance and replacement programs and completion of equipment upgrades for the Ocean BlackRhino and Ocean Courage.

Contractual Cash Obligations

The following table sets forth the contractual cash obligations of the Successor at September 30, 2021 (in thousands).

	Payments Due By Period
Contractual Obligations (1)	Total	2021 (2)	2022-2023	2024-2025	Thereafter
Exit Term Loan (principal and interest) (3)	$140,813	$3,150	$14,194	$14,194	$109,275
Exit Notes (principal and interest) (4)	136,155	6,148	17,738	16,913	95,356
Exit RCF (borrowings and interest) (5)	154,105	1,812	13,381	13,381	125,531
Well Control Equipment services agreement (6)	143,283	6,051	49,275	45,501	42,456
Finance leases	208,246	6,624	52,560	52,632	96,430
Operating leases	48,921	4,924	24,308	8,189	11,500
Total obligations	$831,523	$28,709	$171,456	$150,810	$480,548
(1)

The above table excludes $54.7 million of total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment as of September 30, 2021. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

(2)	Represents the three-month period beginning October 1, 2021.
(3)	Contractual obligations related to our Exit Term Loan are presented in the table above assuming an interest rate consistent with the rate applied to the principal as of September 30, 2021.
(4)

Contractual obligations related to our Exit Notes are presented in the table above assuming a cash interest payment option and include the commitment premium for the undrawn Exit Notes based on the September 30, 2021 balance.

(5)

Contractual obligations under our Exit RCF are presented in the table above assuming that the outstanding amount at September 30, 2021 remains drawn until the maturity of the Exit Revolving Credit Agreement and that interest accrues at the same rate applied to the borrowings as of September 30, 2021.

(6)

Contractual obligations related to our Well Control Equipment services agreement include a commitment to purchase consumable and capital spare parts owned and controlled by the vendor at the end of the service arrangement for a purchase price based on current list prices not to exceed $37.0 million.  The table above assumes that such items are purchased at the ceiling price at the end of the agreement in 2026, however the actual amount may vary as the volume and prices of spares to be purchased are not yet known.

Pressure Control by the Hour®. In 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly known as Baker Hughes, a GE company) (or Baker Hughes) to provide services with respect to Well Control Equipment on our four drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement, we sold the Well Control Equipment on our drillships to a Baker Hughes subsidiary and are leasing it back over separate finance leases for approximately $26 million per year in the aggregate. Collectively, we refer to the contractual services agreement and corresponding finance lease agreements with the Baker Hughes affiliate as the “PCbtH program.” See Note 11 “Commitments and Contingencies” and Note 12 “Leases and Lease Commitments” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Except for our contractual requirements under the PCbtH program discussed above, we had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2021, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments - Letters of Credit

See Note 11 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of certain of our other commercial commitments.

Off-Balance Sheet Arrangements

At September 30, 2021 and December 31, 2020, we had no off-balance sheet debt or other off-balance sheet arrangements.

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

•	idling drilling rigs or reactivating stacked rigs;
•	outcomes of litigation and legal proceedings;
•	financing plans;
•	market outlook;
•	oil prices;
•	tax planning;
•	changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•	debt levels and the impact of changes in the credit markets and credit ratings for us and our debt;
•	budgets for capital and other expenditures;
•	timing and duration of required regulatory inspections for our drilling rigs and other planned downtime;
•	process and timing for acquiring regulatory permits and approvals for our drilling operations;
•	timing and cost of completion of capital projects;
•	delivery dates and drilling contracts related to capital projects;

•	plans and objectives of management;
•	scrapping retired rigs;
•	asset impairments and impairment evaluations;
•	assets held for sale;
•	contractual obligations related to our Well Control Equipment services agreement and potential exercise of the purchase option at the end of the original lease term;
•	the MMSA with an offshore drilling company and future management and marketing services thereunder;
•	our internal controls and internal control over financial reporting;
•	performance of contracts;
•	compliance with applicable laws; and
•	availability, limits and adequacy of insurance or indemnification.

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A and amended by Item 1A, “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of September 30, 2021, our variable interest rate debt included $123.5 million of outstanding borrowings under the Exit RCF, $6.1 million for the issuance of letters of credit under the Exit RCF and our $100.0 million Exit Term Loans. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $2.4 million increase in interest expense on an annualized basis). Our Exit Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

 There were no other material changes in our market risk components for the period from January 1, 2021 through April 23, 2021 or the period from April 24, 2021 through September 30, 2021. See “Quantitative and

Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A, for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, on July 26, 2021, Avenue Energy Opportunities Fund II AIV, L.P. (or AEOF), a stockholder of the Company, and AEOF’s investment manager, Avenue Capital Management II, L.P. (or, collectively with AEOF, Avenue Capital), filed a complaint against the Company to compel an annual meeting of stockholders pursuant to 8 Del. C. Section 211(c) before the Court of Chancery of the State of Delaware (or the Court). On August 31, 2021, the Company and Avenue Capital agreed to settle the complaint. Under the terms of the settlement, Avenue Capital agreed to dismiss the complaint with prejudice and release all claims with respect to the alleged failure by the Company or its directors and officers to hold its 2021 annual meeting of stockholders, and the Company agreed to hold its next annual meeting of stockholders no later than January 21, 2022. At the request of the parties, on September 1, 2021, the Court ordered the action dismissed with prejudice.

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

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 include a detailed discussion of certain material risk factors facing our company. The risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 on Form 10-K/A and amended by the risk factors included under Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are incorporated herein by reference. No material changes have been made to such risk factors as of September 30, 2021.

ITEM 5. Other Information.

As previously reported, on the Effective Date and in accordance with the Plan, the Company adopted the Seconded Amended and Restated Bylaws (or the Bylaws) which included changes to the procedures by which stockholders may recommend nominees to the board of directors of the Company.  Advance notice is required for stockholders to nominate directors or to submit proposals for consideration at meetings of stockholders.  These procedures provide that notice of stockholder proposals must be timely given in writing to the Secretary of the Company prior to the meeting at which the action is to be taken.  The Bylaws specify in detail the requirements as to form and content of all stockholder notices.

This summary is qualified in its entirety by reference to the full text of the Bylaws, which are filed as Exhibit 3.2 to this report and are incorporated herein by reference.

The Company’s board of directors has set January 21, 2022 as the date of the Company’s upcoming annual meeting of stockholders (or the Annual Meeting).  The exact time and place of the Annual Meeting will be specified in the Company’s notice of annual meeting and related proxy statement for the Annual Meeting.  The board of directors also established the close of business on December 3, 2021 as the record date for determining stockholders entitled to notice of, and to vote at, the Annual Meeting.

The Company last held an annual meeting of stockholders on May 13, 2020. As such, under the Company’s Bylaws, for stockholder proposals and director nominations to be presented at the Annual Meeting, the Company must receive written notice in proper form at the Company’s principal executive offices no later than November 18, 2021. The notice must comply with and include all of the information required by the Company’s Bylaws. Any proposal or nomination submitted after such deadline will be considered untimely.

All such proposals and nominations must be in writing and addressed to the Company’s Secretary at 15415 Katy Freeway, Houston, Texas, 77094, Attention: David L. Roland.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2021).

3.2	Second Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on April 29, 2021).

10.1	Specimen Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2021).

10.2	Specimen Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2021).

10.3	Supplemental Severance Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 3, 2021).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date November 8, 2021	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer