Form 10-Q/A
period 2021-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2022-05-02
CIK 949039

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
As of November 1, 2021 Common stock, $0.0001 par value per share 100,074,948 shares

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q/A
(or this Amendment) amends the Quarterly Report on Form
10-Q
for the fiscal quarter ended September 30, 2021 originally filed by Diamond Offshore Drilling, Inc., a Delaware corporation, with the Securities and Exchange Commission (or SEC) on November 8, 2021 (or the Original Filing). Unless the context indicates otherwise, references to “we”, “us”, “our” and the “company” refer to Diamond Offshore Drilling, Inc. and its subsidiaries. We are filing this Amendment solely to (a) amend Item 5 of Part II of the Original Filing to include information concerning our 2021 short-term incentive program that was inadvertently omitted from the Original Filing and (b) amend Item 6 of Part II of the Original Filing to include (i) an additional material contract, as Exhibit 10.4, and (ii) new certifications of our Chief Executive Officer and Chief Financial Officer, as Exhibits 31.1 and 31.2, pursuant to Rule
13a-14(a)
of the Securities Exchange Act of 1934, as amended (or the Exchange Act). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not furnishing new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Amendment. The complete text of Item 5 of Part II has been set forth in its entirety in accordance with Rule
12b-15
under the Exchange Act.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events occurring subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to November 8, 2021, including any amendments to those filings.
DIAMOND OFFSHORE DRILLING, INC.
TABLE OF CONTENTS FOR FORM
10-Q/A
(Amendment No. 1)
QUARTER ENDED SEPTEMBER 30, 2021

PART II. OTHER INFORMATION
ITEM 5. Other Information.
2021 Short-Term Incentive Program
On August 30, 2021, the Compensation Committee of our Board of Directors approved a 2021 short-term incentive program (which we refer to as our 2021 Incentive Plan) covering eight of our executives, including all of our executive officers at such time. The 2021 Incentive Plan provides the executives the opportunity to earn cash compensation defined as a percentage of their base salaries that is contingent on achievement of a specified company financial performance goal, in addition to applicable award caps.
Under the 2021 Incentive Plan, individual target awards were equal to a fixed percentage of base salary. The 2021 target awards for our executive officers are set forth in the table below:

Name	2021 Target (%)
Bernie Wolford, Jr.	100
Dominic A. Savarino	50
David L. Roland	50
Scott L. Kornblau	50
Ronald Woll	70
Performance under the 2021 Incentive Plan was measured for the period from July 1, 2021 through December 31, 2021, and potential payments under the plan were prorated to reflect the six-month
performance period.
The Compensation Committee established a performance goal for the participating executives under the 2021 Incentive Plan expressed as an amount of target adjusted free cash flow, to be calculated as follows:
Contract Drilling Revenue
Less
Direct Rig Costs
Less
Indirect Overhead
Less
Shorebase
Less
G&A
Less
Maintenance Capex.
The committee selected the above financial performance measure for 2021 because the measure generally tracks our financial performance and establishes a clear and consistent link between our executive cash incentive compensation and our company’s performance. In addition, the committee provided for adjustments to the above formula to remove the positive or negative impact of unusual or one-time
events that would obscure the core operational performance of our company. Consequently, the above calculation of adjusted free cash flow excludes revenue, costs and expenses incurred in connection with (a) changes in applicable laws, regulations or accounting principles; (b) third-party advisors and consultants related to restructuring and/or strategic alternative activities; (c) the disposal or addition of a business segment or material asset; (d) the company’s employee incentive programs; (e) movement of revenue and expenses and other deferral and amortizations; (f) other items the company typically normalizes out of GAAP results; and (g) events or conditions determined in consultation with the Compensation Committee to be extraordinary or unusual in nature, infrequent in occurrence, out of the company’s control, or may negatively impact adjusted free cash flow (or FCF) during the performance period for a future benefit to the company outside of the performance period.
The performance targets for the
six-month
performance period under the 2021 Incentive Plan were as follows (with linear interpolation applied between the points):

	% of FCF Target	% of Bonus Target
Threshold	85%	50%
Target	100%	100%
Stretch	115%	150%

Target payout amounts for our executive officers under the 2021 Incentive Plan were as follows:

Name	2021 Incentive Plan Target Payments ($)
Bernie Wolford, Jr.	456,438
Dominic A. Savarino	110,000
David L. Roland	101,400
Scott L. Kornblau	102,500
Ronald Woll	180,470
Advance Notice for Stockholder Proposals
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

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2021).

3.2	Second Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on April 29, 2021).

10.1	Specimen Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2021).

10.2	Specimen Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2021).

10.3	Supplemental Severance Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 3, 2021).

10.4*	Form of 2021 Short-Term Incentive Plan Participation Letter.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer dated as of May 2, 2022.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer dated as of May 2, 2022.

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer (previously furnished as Exhibit 32.1 to the Original Filing).

101.INS	Inline XBRL Instance Document— the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Original Filing).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Filing).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Original Filing).

101.LAB	Inline XBRL Taxonomy Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Filing).

101.PRE	Inline XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Original Filing).

101.DEF	Inline XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Original Filing).

104*	The cover page of this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended September 30, 2021, formatted in Inline XBRL.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date: May 2, 2022	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer