Form 10-K/A
period 2021-12-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2022-05-02
CIK 949039

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
(281)
492-5300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	DO	New York Stock Exchange
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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable because there was no trading market for the registrant’s common stock as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter.
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(or this Amendment) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 originally filed by Diamond Offshore Drilling, Inc., a Delaware corporation, with the Securities and Exchange Commission (or SEC) on March 7, 2022 (or the Original Filing). Unless the context indicates otherwise, references to “we”, “us”, “our” and the “company” refer to Diamond Offshore Drilling, Inc. and its subsidiaries. We are filing this Amendment solely to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K.
This Amendment also amends and restates Item 15 of Part IV of the Original Filing solely to include (i) an additional material contract, as Exhibit 10.20, and (ii) the filing of new certifications of our Chief Executive Officer and Chief Financial Officer, as Exhibits 31.1 and 31.2, pursuant to Rule
13a-14(a)
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
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events occurring subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 7, 2022.
DISCLOSURE OF MATERIAL
NON-PUBLIC
INFORMATION
We announce material information through our filings with the SEC, press releases and/or public conference calls and webcasts. Based on guidance from the SEC, we may also use our website at
www.diamondoffshore.com
as a means of disclosing material financial information and other material non-public
information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the ‘Investors’ section. Accordingly, we encourage investors, the media and others interested in our company to monitor such portions of our website, in addition to following our SEC filings, press releases and public conference calls and webcasts.

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

Name	Age as of April 30, 2022	Position
Bernie Wolford, Jr.	62	President and Chief Executive Officer
Dominic A. Savarino	52	Senior Vice President and Chief Financial Officer
David L. Roland	60	Senior Vice President, General Counsel and Secretary
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
Dominic A. Savarino
has served as our Senior Vice President and Chief Financial Officer since September 2021. Mr. Savarino previously served as our Vice President and Chief Accounting & Tax Officer since May 2020 and as our Vice President and Chief Tax Officer since November 2017. Prior to joining our company, Mr. Savarino served as Vice President, Tax at Baker Hughes, Inc. from 2016 to 2017 and held a variety of positions at McDermott International, Inc., including Vice President, Tax from 2015 to 2016.
David L. Roland
has served as our Senior Vice President, General Counsel and Secretary since September 2014.
BOARD OF DIRECTORS
Overview of Changes to our Board of Directors and Corporate Governance Structure in 2021
On April 26, 2020, we and 14 of our subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (or the Bankruptcy Court). On April 8, 2021, the Bankruptcy Court entered a written order in our chapter 11 reorganization confirming our Joint Plan of Reorganization (or our Joint Plan). On April 23, 2021, our Joint Plan became effective and we emerged from bankruptcy. We have continued to operate our business throughout our chapter 11 reorganization and after our emergence from bankruptcy. Upon our emergence, pursuant to the terms of our Joint Plan, most of our previously outstanding debt and all of our equity interests were canceled or exchanged for newly issued debt and equity securities, including our common stock. For more information, see the Original Filing and our other filings with the SEC.
Pursuant to the terms of our Joint Plan, effective upon our emergence on April 23, 2021, all of our existing directors other than Marc Edwards resigned from the Board and all Board committees and the following six directors designated by our Ad Hoc Group of Senior Noteholders (as defined in our Joint Plan) were appointed to our Board: Neal P. Goldman, John H. Hollowell, Raj Iyer, Ane Launy, Patrick Carey Lowe and Adam C. Peakes. Also effective on April 23, 2021, Marc Edwards resigned as the President and Chief Executive Officer and as a director of our company. In addition, effective upon our emergence, our Certificate of Incorporation and Bylaws were amended to, among other things, classify our Board into three classes, designated as Class I, Class II and Class III, with one class of directors standing for election each year. The initial Class I directors served for an initial term that expired at our annual meeting of stockholders held on January 21, 2022 (or the Annual Meeting) and, following the recommendation of our Nominating, Governance and Sustainability Committee (or the NG&S Committee), each of the initial Class I directors was nominated to stand for re-election
as a Class I director at the Annual Meeting and was
re-elected
to serve until the annual meeting of stockholders to be held in the third year following the year of their election. The initial Class II directors will serve for a term expiring at the first annual meeting of stockholders following the Annual Meeting; and the initial Class III directors will serve for a term expiring at the second annual meeting of stockholders following the Annual Meeting. Commencing with the Class I directors re-elected
at the Annual Meeting, the successors of the class of directors whose term expires at the annual meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election and until each respective director’s successor is duly elected and qualified or his or her earlier death, resignation, disqualification or removal. When our new directors were appointed to the Board upon emergence, they were appointed to the following class designations:

Class I Directors	Class II Directors	Class III Directors
John H. Hollowell	Neal P. Goldman	Raj Iyer
Patrick Carey Lowe	Ane Launy
Adam C. Peakes
In addition, effective on May 7, 2021, Bernie Wolford, Jr. was appointed as our President and Chief Executive Officer. On May 8, 2021, Mr. Wolford was appointed as a Class III member of our Board of Directors.
Director Biographies
The biographies of the directors, including their business experience during the past five years and other background information and individual qualifications, attributes and skills, are described below.

Name	Director Class	Position	Age as of April 30, 2022	Director Since
John H. Hollowell	I	Director	64	2021
Patrick Carey Lowe	I	Director	63	2021
Adam C. Peakes	I	Director	49	2021
Neal P. Goldman	II	Chairman of the Board	52	2021
Ane Launy	II	Director	35	2021
Raj Iyer	III	Director	50	2021
Bernie Wolford, Jr.	III	Director, President and CEO	62	2021
Class I Directors
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
Patrick Carey Lowe
retired as the Executive Vice President and Chief Operating Officer at Valaris plc, a NYSE-listed offshore drilling contractor, in December 2019. Mr. Lowe served as Ensco’s Executive Vice President and Chief Operating Officer from 2015 until 2019, when Ensco merged with Rowan and the combined company was renamed Valaris. Mr. Lowe held numerous executive positions at Ensco, including Executive Vice President for investor relations, strategy and human resources; Senior Vice President of the eastern hemisphere; and Senior Vice President of engineering, capital projects and health, safety and the environment. Prior to joining Ensco, Mr. Lowe spent nearly 30 years in operational, engineering, human resources, and general management positions in the oil and gas industry, including general manager and hemisphere manager positions at Occidental Petroleum in Qatar and Latin America. Mr. Lowe began his career with Sedco, a U.S. drilling contractor that later became Sedco Forex under Schlumberger’s ownership. Since January 2020, Mr. Lowe has served on the board of directors and compensation committee of PHI Group, Inc., a provider of helicopter services for the oil and gas and aeromedical industries.

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
Adam C. Peakes
has served as the Executive Vice President and Chief Financial Officer for the Hornblower Group, a privately-held company in the global travel and experiences industry, since April 2022. From 2019 through April 2022, Mr. Peakes was the Executive Vice President and Chief Financial Officer for Merichem Corporation, a privately-held company focused on sulfur removal and spent caustic handling for companies in the midstream and downstream energy sectors. Prior to joining Merichem, Mr. Peakes served as the Senior Vice President and Chief Financial Officer of Noble Corporation, a NYSE-listed offshore drilling contractor, from 2017 to 2019. From 2011 to 2016, Mr. Peakes was a Managing Director and Head of Oilfield Services at Tudor, Pickering, Holt & Company, an investment banking firm. Mr. Peakes currently serves on the board of directors of Trecora Resources, a NYSE-listed manufacturer of specialty petrochemical products and provider of custom processing services. From 2020 to March 2021, Mr. Peakes served on the board of directors of Petroserv Marine Inc., an offshore drilling contractor with operations in Brazil, Indonesia and India.
Mr. Peakes’ background as a chief financial officer and his experience in the oilfield services financial sector provides him the necessary skills to lead our Audit Committee. His extensive experience in financial leadership and services, strategic financial management and investment banking enables him to provide our Board with valuable insight and expertise. This experience and knowledge also qualify him to serve as the financial expert on our Audit Committee.
Class II Directors
Neal P. Goldman
has served as our Chairman of the Board since May 2021 and is currently the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, restructuring, strategic planning and transformations for companies in multiple industries including energy, technology, media, retail, gaming and industrials. Mr. Goldman was a Managing Director at Och Ziff Capital Management, L.P. from 2014 to 2016 and a Founding Partner of Brigade Capital Management, LLC from 2007 to 2012, which he helped build to over $12 billion in assets under management. Mr. Goldman has served on the board of directors as Chairman of the Board of Talos Energy Inc., a NYSE-listed oil and gas company, since 2018, as a director, Chair of the Nominating and Governance Committee and a member of the Audit and Compensation and Human Resources Committees of Weatherford International plc, a publicly-traded oilfield services company, since 2019, and as a director, Chair of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of Redbox Entertainment Inc., a publicly-traded entertainment company, since April 17, 2022.
Mr. Goldman has over 25 years of experience in investing and working with companies in a variety of industries to maximize stockholder value. In addition to his current board of director service, Mr. Goldman has served on numerous other public and private company boards throughout his career, including Fairway Markets, Eddie Bauer, Toys R Us, J. Crew, Ultra Petroleum, Ditech Holding, Midstates Petroleum and NII Holdings. Through his extensive board of director experience, Mr. Goldman has developed expertise overseeing public and private companies that have experienced complex corporate governance and financial situations, which enables him to provide us and our Board with strategic direction and operational oversight.
Ane Launy
served as Senior Research Analyst at King Street Capital Management, a private multi-strategy investment fund specialized in performing, distressed, and defaulted credit opportunities, until February 2021. While at King Street Capital, Ms. Launy was responsible for handling and restructuring several investments in the offshore drilling sector. Prior to joining King Street in 2016, Ms. Launy was an Investment Associate at Fir Tree Partners, where she initiated on investments involving equities, high-yield bonds, leveraged loans, and special situations. Ms. Launy began her career at Goldman, Sachs & Co, where she worked on distressed investments in the Credit Products Group. She currently serves on the board of directors of Splitwise AS, a real-time data and predictive analytics company that provides heavy industrial companies with solutions to independently verify and reduce their carbon emission footprints.

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
Class III Directors
Raj Iyer
served as a Partner and Senior Portfolio Manager at Canyon Partners, a leading alternative investment manager with approximately $25 billion in assets under management, until April 2021. Prior to joining Canyon in 2006, Mr. Iyer worked as a managing director at Colden Capital Management. Mr. Iyer began his career at Morgan Stanley, where he worked on structuring derivative transactions. Mr. Iyer is a Chartered Financial Analyst charter holder.
Mr. Iyer is a senior investment professional with over 20 years of investment experience in complex restructurings and distressed debt in a variety of companies in energy, retail, financial services and other cyclical sectors. He has been deeply involved in the restructuring of the offshore services sector and has significant expertise in assessing balance sheet flexibility, optimizing cost of capital across financing sources and driving value-added returns for all stakeholders through governance and incentive alignment. This experience, combined with his financial and transactional expertise, enables Mr. Iyer to provide effective insight for our Board.
Bernie Wolford, Jr.
has served as our President and Chief Executive Officer and as a director since May 2021. Prior to joining our company, Mr. Wolford served as the Chief Executive Officer and a director of Pacific Drilling S.A., a publicly-traded offshore drilling contractor, from November 2018 to April 2021. From 2010 to 2018, Mr. Wolford served in senior operational roles at Noble Corporation, another offshore drilling contractor, including five years as the company’s Senior Vice President – Operations. He began his career with Transworld Drilling Company in 1981 and has worked in numerous locations across the globe. Mr. Wolford is also a significant stockholder of Mass Technology Corporation, an independent service provider to the downstream refining and storage sector.
Mr. Wolford developed an extensive background in the global offshore drilling industry during his tenures at Pacific Drilling, Noble and Transworld that enables him to provide valuable contributions and perspective to our Board. His broad experience and understanding of the worldwide energy services industry provides valuable insight to our Board’s strategic and other deliberations. In addition, Mr. Wolford’s day-to-day
leadership and involvement as our President and CEO provides him with personal direct knowledge and insight regarding our operations.
Director Independence
In determining independence of our directors, each year our Board determines whether directors have any “material relationship” with our company or with any members of our senior management. When assessing the materiality of a director’s relationship with us, the Board considers all relevant facts and circumstances known to it and the frequency or regularity of the services provided by the director or such other persons or organizations to us or our affiliates, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to us as those prevailing at the time from unrelated parties for comparable transactions. After considering all known relevant facts and circumstances, our Board has determined that all directors other than Mr. Wolford are independent under the corporate governance listing standards (or the NYSE Listing Standards) of the New York Stock Exchange (or the NYSE) and our independence guidelines. We refer to our current six independent directors as our Independent Directors. See “
Director Independence
” in Item 13 of this report.

Board Committees
Our Board of Directors has the following standing committees: Audit Committee, Compensation Committee, and NG&S Committee. The current members of these standing Board committees are identified below:

Director	Audit Committee	Compensation Committee	NG&S Committee
Neal P. Goldman	*	Chair	*
John H. Hollowell		*	Chair
Ane Launy	*	*
Patrick Carey Lowe			*
Adam C. Peakes	Chair
From time to time, our Board also forms additional committees for specific purposes and limited durations. For example, in 2021, the Board appointed the Special Committee to explore strategic alternatives to maximize stockholder value. The Special Committee is comprised of Adam C. Peakes (Chair), Neal P. Goldman, John H. Hollowell and Patrick Carey Lowe.
Our Audit, Compensation, and NG&S Committees operate under written charters that describe the functions and responsibilities of each committee. Each charter can be viewed on our website at
www.diamondoffshore.com
in the “Investors” section under “Corporate Governance.” A copy of each charter can also be obtained by writing to us at Diamond Offshore, Attention: Corporate Secretary, P.O. Box 4558, Houston, Texas 77210. The preceding Internet address and all other Internet addresses referenced in this report are for information purposes only and are not intended to be a hyperlink. Accordingly, no information found or provided at such Internet addresses or at our website in general (or at other websites linked to our website) is intended or deemed to be incorporated by reference in this report.
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
NG&S Committee
Upon our emergence from chapter 11 reorganization in April 2021, our Board formed the NG&S Committee as a new standing committee. The NG&S Committee assists the Board with its responsibility for oversight of the director nominations process and our corporate governance, including determining and recommending to the Board the criteria for selecting director nominees; identifying, evaluating and recommending candidates and nominees for the Board, including consideration of any director candidates recommended by stockholders; and developing and recommending to the Board director independence standards, succession plans for the CEO and corporate governance policies and practices. The duties of the committee also include reviewing and making recommendations to the Board on our company’s policies and performance in relation to sustainability-related matters, including health and safety, process safety, the environment, climate change, human rights and workplace policies, security and emergency management, charitable and philanthropic activities, public advocacy and political donations, culture, inclusion and diversity. Our Board has determined that each member of the committee satisfies the definition of “independent” as established under the NYSE Listing Standards.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES
We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our code can be found on our website at
www.diamondoffshore.com
in the “Investors” section under “Corporate Governance”
and is available in print to any stockholder who requests a copy by writing to our Corporate Secretary. We intend to post any changes to or waivers of our code for our principal executive officer, principal financial officer and principal accounting officer on our website.
In addition, our Board of Directors has adopted written Corporate Governance Guidelines to assist our directors in fulfilling their responsibilities. The guidelines are on our website at
www.diamondoffshore.com
in the “Investors” section under “Corporate Governance” and are available in print to any stockholder who requests a copy from our Corporate Secretary.
Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Introductory note: The following discussion of executive compensation contains descriptions of various employee benefit plans and employment-related agreements. These descriptions are qualified in their entirety by reference to the full text or detailed descriptions of the plans and agreements, which are filed or incorporated by reference as exhibits to this report.
This Compensation Discussion and Analysis describes our executive compensation program for 2021 and explains how our Compensation Committee made its compensation decisions for 2021 for our executive officers identified in the following table, consisting of Bernie Wolford, Jr. (who was hired as our President and Chief Executive Officer on May 7, 2021), Dominic A. Savarino (who was promoted from Vice President and Chief Accounting & Tax Officer to Senior Vice President and Chief Financial Officer on September 20, 2021), Marc Edwards (our former CEO who resigned from our company in connection with our emergence from chapter 11 reorganization on April 23, 2021), Ronald Woll (our former Chief Operating Officer and former Interim President and CEO who resigned from our company and exercised rights under a severance plan on September 17, 2021), Scott L. Kornblau (our former Chief Financial Officer who resigned from our company and exercised rights under the same severance plan on September 20, 2021) and our other most highly compensated executive officer as of December 31, 2021. We refer to the below group of executive officers collectively as our “named executive officers.”

Name	Title
Bernie Wolford, Jr.	President and CEO (principal executive officer)
Dominic A. Savarino	Senior Vice President and Chief Financial Officer (principal financial officer and former Vice President and Chief Accounting & Tax Officer)
Marc Edwards	Former President and CEO (former principal executive officer)
Ronald Woll	Former Executive Vice President and Chief Operating Officer
Scott L. Kornblau	Former Senior Vice President and CFO (former principal financial officer)
David L. Roland	Senior Vice President, General Counsel and Secretary
Executive Summary
On April 26, 2020, we and 14 of our subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. On April 8, 2021, the Bankruptcy Court entered a written order in our chapter 11 reorganization confirming our Joint Plan. On April 23, 2021, our Joint Plan became effective and we emerged from bankruptcy. We have continued to operate our business throughout our chapter 11 reorganization and after our emergence from bankruptcy. Upon our emergence, most of our previously outstanding debt and all of our equity interests were canceled or exchanged for newly issued debt and equity securities, including our common stock. For more information, see the Original Filing and our other filings with the SEC.

In April 2020, our Board, based on the recommendation of our Compensation Committee and our restructuring compensation advisers and consultant, approved certain actions, including the following, in connection with our financial restructuring activities:

•
Adoption of a key employee retention plan (or KERP) and a
non-executive
incentive plan (or NEIP) providing quarterly incentive opportunities for the year-long period from April 1, 2020 through March 31, 2021, for certain non-executive
key employees whose continued dedication and performance was critical to our operation and success. The KERP and NEIP were approved by the Bankruptcy Court in May 2020. No KERP or NEIP awards were made to any of the named executive officers.

•
Adoption of a key employee incentive plan (or KEIP) covering nine executive-level key employees, including the named executive officers, providing quarterly performance-based incentive opportunities for the year-long period from April 1, 2020 through March 31, 2021. The KEIP was approved by the Bankruptcy Court in June 2020.

The KERP, NEIP and KEIP were adopted in lieu of any other long-term incentive award program or annual cash incentive award program for 2020 and the first calendar quarter of 2021 and were structured so that each plan participant would receive an opportunity to earn a cash incentive at a target amount equal to the sum of the target long-term incentive and annual bonus opportunities that would have otherwise been available for the participating employees for the covered period. As a result, no awards were made to employees during 2020 and the first calendar quarter of 2021 under any incentive plans other than the KERP, NEIP and KEIP, and no awards were made to the named executive officers during 2020 and the first half of 2021 under any incentive plans other than the KEIP. In addition, as a condition to participating in the KERP, NEIP or KEIP, participating employees forfeited all of their outstanding unvested incentive awards previously granted to the employee under our previously-existing employee incentive plans, consisting of restricted stock units (or RSUs), stock appreciation rights (or SARs) and/or cash incentive awards.
Under the KEIP, each of the nine participants was eligible to earn a performance-driven cash incentive payment following the completion of each of the second, third and fourth quarters of 2020 and the first quarter of 2021, depending upon the extent to which certain performance goals had been achieved for each such quarter. The KEIP payout amount for each of these quarters was determined based upon the level of achievement of the following three performance metrics: (i) average contracted rig efficiency, weighted 40%; (ii) lost time incidents, weighted 20%; and (iii) reduction in total consolidated overhead expenses, weighted 40%. The amount of the KEIP payment, if payable, would range from 50% (at threshold level) to 150% (at stretch level) of the target value of a participant’s incentive payment. Target KEIP amounts and quarterly 2020 and 2021 KEIP performance results and actual KEIP award payments are discussed further in this report under the heading “Key Employee Incentive Plan
.
” Actual payments under the KEIP for each of the last three calendar quarters of 2020 and the first calendar quarter of 2021 reflected our performance and level of achievement of our KEIP performance goals during each quarter.
The KEIP expired in March 2021, and we successfully emerged from our chapter 11 reorganization in April 2021. After our emergence, our Board approved a 2021 short-term incentive program (which we refer to as our 2021 Incentive Plan) that covered eight of our executives, including our named executive officers who were still employed by our company. The 2021 Incentive Plan provided the executives the opportunity to earn cash compensation that was at-risk
and was contingent on achievement of a target level of adjusted free cash flow, in addition to applicable award caps. Because the KEIP remained in effect through March 31, 2021 and we emerged from our chapter 11 reorganization in April 2021, performance under the 2021 Incentive Plan was measured for the period from July 1, 2021 through December 31, 2021, and potential payments under the plan were prorated to reflect the six-month
performance period. After completion of the 2021 Incentive Plan performance period, our Compensation Committee determined that we achieved target performance under the plan. As a result, payments under the 2021 Incentive Plan were paid at target.

In connection with his hire as our President and CEO in May 2021, the Compensation Committee approved two incentive awards to Mr. Wolford:

•	222,222 shares of restricted stock, each representing one share of common stock, that vest in three equal installments on May 8, 2021, May 8, 2022 and May 8, 2023; and

•
777,777 shares of restricted stock, each representing one share of common stock, 100% of which will vest upon achievement of a Total Equity Value (as defined in the applicable award agreement) of common stock of $1.0 billion, and 0% of which will vest upon achievement of a Total Equity Value of our common stock of less than $500.0 million.

As approved by our Compensation Committee, on July 1, 2021, we granted equity incentive awards to certain of our key employees, including Messrs. Savarino, Woll, Kornblau and Roland, consisting of time-based RSU awards that vest in equal amounts annually over a three-year period and performance-based RSU awards that vest in equal amounts annually over a three-year period subject to the level of achievement of four equally-weighted performance goals as determined by the Compensation Committee no later than 60 days following the end of the applicable performance period. The performance goals for the first-year period from July 1, 2021 through June 30, 2022 of the performance period consist of (i) a specified level of achievement of five health, safety and environmental objectives for the one-year
period, (ii) a specified level of achievement of adjusted free cash flow for the one-year
period, (iii) a specified amount of added cumulative contract backlog for the one-year
period and (iv) achievement of other strategic initiative goals determined by the Compensation Committee. The applicable performance metrics and threshold, target and stretch performance goals applicable to the subsequent one-year
periods of the performance period will be established each year by the Compensation Committee at the beginning of the applicable period.
In addition to the RSU awards granted on July 1, 2021, Mr. Savarino was granted additional time-based RSUs and performance-based RSUs on October 1, 2021 in connection with his promotion from Vice President and Chief Accounting & Tax Officer to Senior Vice President and Chief Financial Officer on September 20, 2021. The RSUs granted on October 1, 2021 are subject to the same vesting and other terms as his time-based and performance-based RSUs granted on July 1, 2021.
While adoption of the KERP, NEIP and KEIP in lieu of other incentive programs for 2020 and portions of 2021 marked a material change in the structure of our executive compensation program for 2020 and 2021, the objectives of our executive compensation program did not materially change from 2020 to 2021, and by mid-2021
we had returned to more customary incentive programs. Regardless of its form, the majority of our compensation program continued to be performance-based, at risk and dependent upon our achievement of specific, measurable performance goals.
At our annual meeting of stockholders held in May 2020, after we had initiated our chapter 11 reorganization, our stockholders approved all our director nominees and proposals, including 88% approval of a non-binding
advisory
(say-on-pay)
vote to approve the compensation of our executive officers. At our annual meeting of stockholders held in January 2022, after we had emerged from our chapter 11 reorganization, our stockholders again approved all our director nominees and proposals, including 91% approval of a non-binding
advisory
(say-on-pay)
vote to approve the compensation of our executive officers. After our 2020 annual meeting, our Compensation Committee considered the results of the say-on-pay
votes in its review of our compensation policies. Our general goal since our 2020 annual meeting has been to continue to act consistently with the established compensation policies that were overwhelmingly approved by our stockholders and to take appropriate actions to further link pay and performance when advisable. We believe that we accomplished those goals during 2021, despite the compensation and employee challenges associated with our chapter 11 reorganization.
Beginning in 2014 when oil prices declined significantly and the offshore drilling market became oversupplied with available offshore drilling rigs, we have generally operated in a stressed market. The offshore drilling environment worsened significantly in 2020 because of the
COVID-19
pandemic and a “price war” between Russia and OPEC. Accordingly, since 2015 we have undertaken numerous cost-cutting measures, including substantial reductions-in-force
as well as general freezes on salary increases and new hiring. With the exception of increases related to promotions, base salaries for our named executive officers did not increase in 2020 or 2021. In a further effort to reduce costs, our executives, including the named executive officers who were then employed by us, agreed to a voluntary temporary 5% reduction in annual base salary from August 16, 2021 through April 1, 2022. In response to these conditions, our Compensation Committee continuously re-evaluated
and, as necessary, revised our compensation programs to make the programs more effective and responsive in achieving their intended reward, retention and incentive goals.

Compensation Program Objectives
Through our executive compensation program, we seek to achieve the following general goals:

•
Attract and retain highly qualified and productive executives by striving to provide total compensation generally consistent with compensation paid by other companies in the energy industry (although we did not benchmark our compensation for 2021 to any particular group of companies);

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
Role of Management in Establishing and Awarding Compensation
. On an annual basis, our CEO, with the assistance of our Human Resources department, recommends to the Compensation Committee any proposed incentive awards and increases in base salary for our executive officers other than him. No executive officer is involved in determining any element of his or her own compensation. Our CEO’s recommendations are reviewed with and are acted upon by the committee in accordance with its charter. At least once a year, the committee reviews the compensation of our CEO and considers any necessary adjustments to his compensation level. The annual base salary of Mr. Edwards, our former CEO, did not increase from his hire in 2014 through his resignation in April 2021, and the annual base salary of Mr. Wolford, our current CEO, has not increased since his hire in May 2021.
Internal Pay Equity
. While comparisons to market data can be useful in assessing competitiveness of compensation, we believe that our executive compensation also should be internally consistent. Each year, the Compensation Committee reviews the compensation paid to our CEO and our other executive officers, which allows a comparison for internal pay equity purposes.
Market Considerations.
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

Elements of Compensation
In 2021, the principal components of compensation for our named executive officers were:

•	Short-Term Compensation (base salary);

•
Incentive Compensation (KEIP awards effective through March 2021; short-term incentive awards for the performance period from July 1, 2021 through December 31, 2021; and long-term incentive awards granted on July 1, 2021); and

•	Employee Benefits (medical, dental, life & disability insurance, 401(k) plan, and other customary employee benefits).
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
The Compensation Committee recognizes that our CEO’s compensation should reflect his or her greater policy- and decision-making authority and higher level of responsibility with respect to our strategic direction and our financial and operating results. At December 31, 2021, our CEO’s annual base salary was approximately 59% higher than the annual base salary for the next highest-paid named executive officer and approximately 66% higher than the average annual base salary for all other named executive officers.
In typical years, base salaries are reviewed at least annually and may also be adjusted from time to time to realign salaries with external market levels after considering individual responsibilities, performance and contribution to our company, experience, internal pay equity and budgetary issues. Since 2014, however, the depressed offshore drilling market caused us to undertake numerous cost-cutting measures, including reductions-in-force
and freezes on general salary increases and new hiring. Consistent with those measures, except for increases resulting from promotions, base salaries for our named executive officers were not increased during 2021. In an effort to reduce costs, our executives, including the named executive officers who were then employed by us, agreed to a voluntary temporary 5% reduction in annual base salary effective from August 16, 2021 through April 1, 2022.
On May 7, 2021, we appointed Mr. Wolford as our President and Chief Executive Officer with an annual base salary of $700,000. Effective on September 20, 2021, Mr. Savarino was promoted to Senior Vice President and Chief Financial Officer and his annual base salary was increased from $400,000 to $440,000 (before the effect of the voluntary 5% reduction in annual base salary taken by all executives).
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
In anticipation of our financial restructuring activities in 2020, in April 2020 we engaged a compensation consultant to provide financial advice and compensation recommendations for incentivizing and motivating our senior management and key employees to achieve our business objectives and complete a successful restructuring process. With the assistance of the consultant, our Compensation Committee and Board developed and adopted the KEIP to provide our nine executive-level key employees with performance-based cash incentive opportunities covering the one-year
performance period from April 1, 2020 through March 31, 2021. The KEIP was approved by the Bankruptcy Court and our principal creditors and other stakeholders in June 2020.

The KEIP was adopted in lieu of any other annual or long-term incentive award program for the participants for 2020. As a result, no awards were made to the nine participating executives during 2020 under any incentive plans other than the KEIP. In addition, as a condition to participating in the KEIP, participating employees forfeited all of their outstanding unvested incentive awards previously granted to the employee under our previously-existing employee incentive plans, consisting of RSUs, SARs and cash incentive awards.
Under the KEIP, each of the nine participants was eligible to earn a performance-driven cash incentive payment following the completion of each of the second, third and fourth calendar quarters of 2020 and the first calendar quarter of 2021, depending upon the extent to which the KEIP’s performance goals had been achieved for each such quarter. The KEIP payout amount for each of these quarters was determined based upon the level of achievement of the following three performance metrics: (i) average contracted rig efficiency, weighted 40%; (ii) lost time incidents safety, weighted 20%; and (iii) reduction in total consolidated overhead expenses, weighted 40%. Rig efficiency, which essentially measures how often a rig under contract is earning revenue, incentivizes employees to optimize rig efficiency and maximize our revenue opportunities. Lost time incidents (or LTI) is an industry-recognized safety metric and incentivizes employees to maintain extraordinarily high standards of safety, which is important for our financial performance and ability to continue securing new customer contracts and maintain our contract backlog. Reduction in overhead expense measures our achievements towards cost reduction, which were particularly important in a financial restructuring during a protracted and unprecedented economic downturn. We consulted with our principal creditors regarding the KEIP performance metrics, and the Bankruptcy Court approved the performance metrics along with our KEIP.
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
In order to earn a KEIP payment for any quarter, a KEIP participant must have been employed by us through the payment date. A KEIP participant whose employment terminated due to death or disability, by us without “cause” or by a KEIP participant for “good reason” (as such terms are defined in the KEIP) prior to the end of the applicable quarter would be entitled to a pro-rata
portion of his KEIP payment that would otherwise have been earned for the quarter based on the percentage of the quarter the participant was employed by us.

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
Quarterly KEIP cash awards were paid in August 2020, November 2020, February 2021 and April 2021. The 20% KEIP withheld amounts were earned and paid to the participants in April 2021. The amounts received by the named executive officers for quarterly and withheld cash payments awarded and earned under the KEIP for 2021 were as follows:

Name	2021 Cash Payments Awarded and Earned under KEIP ($)
Dominic A. Savarino	283,500
Marc Edwards	2,700,000
Ronald Woll	734,908
Scott L. Kornblau	306,450
David L. Roland	325,512
2021 Short-Term Incentive Program
In August 2021, after the expiration of the KEIP, our Compensation Committee approved our 2021 Incentive Plan, which covered eight of our executives, including our named executive officers who were still employed by our company. The 2021 Incentive Plan provided the executives the opportunity to earn cash compensation defined as a percentage of their base salaries that is contingent on achievement of a specified company financial performance goal, in addition to applicable award caps. The plan’s target award levels were developed based on a combination of factors, including our compensation philosophy, market compensation data and the executive’s experience, leadership, prior contribution to the company’s success and individual performance. The success of the company is tied to the achievement of the key performance goal and the plan is designed to reward executives for meeting the goal.

Under the 2021 Incentive Plan, individual target awards were equal to a fixed percentage of base salary. The 2021 target awards for our named executive officers who were then employed by our company are set forth in the table below:

Name	2021 Target (%)
Bernie Wolford, Jr.	100
Dominic A. Savarino	50
Ronald Woll	70
Scott L. Kornblau	50
David L. Roland	50
Because the KEIP remained in effect through March 31, 2021 and we emerged from our chapter 11 reorganization in April 2021, performance under the 2021 Incentive Plan was measured for the period from July 1, 2021 through December 31, 2021, and potential payments under the plan were prorated to reflect the six-month
performance period.
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
The performance targets for the
six-month
performance period under the 2021 Incentive Plan were as follows (with linear interpolation applied between the points):

	Adjusted FCF ($ in millions)	% of FCF Target	% of Bonus Target
Threshold	60.70	85%	50%
Target	71.40	100%	100%
Stretch	82.10	115%	150%
In February 2022, for purposes of consideration of 2021 Incentive Plan awards, the Compensation Committee reviewed the company’s financial performance during the plan’s performance period, exercised its business judgment to determine the application of allowable adjustments to the results and determined that the company achieved target performance under the plan. As a result, payments under the 2021 Incentive Plan were paid at target, and our named executive officers received the following payments pursuant to our 2021 Incentive Plan:

Name	2021 Incentive Plan Payments ($)
Bernie Wolford, Jr.	456,438
Dominic A. Savarino	110,000
David L. Roland	101,400

The 2021 Incentive Plan provides that any participant who voluntarily resigns before December 31, 2021 will not be eligible for payment. Accordingly, Mr. Woll and Mr. Kornblau, each of whom resigned in September 2021, did not receive any payments under the 2021 Incentive Plan.
2021 Long-Term Incentive Awards
Award to CEO
. In connection with his hire as our President and CEO in May 2021, the Compensation Committee approved two incentive awards to Mr. Wolford pursuant to the terms of our 2021 Long-Term Stock Incentive Plan (or our Stock Plan):

•
222,222 shares of restricted stock, each representing one share of common stock, that vest in three equal installments on May 8, 2021, May 8, 2022 and May 8, 2023, subject to Mr. Wolford’s continuous service or employment through the applicable vesting date (or the CEO Time-Vesting Award); and

•
777,777 shares of restricted stock, each representing one share of common stock, 100% of which will vest upon achievement of a Total Equity Value of common stock of $1.0 billion, and 0% of which will vest upon achievement of a Total Equity Value of our common stock of less than $500.0 million, subject to Mr. Wolford’s continuous service or employment through the date of such achievement and the Performance Measurement Date (as defined in the applicable award agreement) (or the CEO Performance-Vesting Award). Linear interpolation will be utilized to determine the appropriate vesting percentage in the event the Total Equity Value falls between $500.0 million and $1.0 billion. Any restricted stock under the CEO Performance-Vesting Award that has not vested by May 8, 2027 will be forfeited.

If Mr. Wolford’s employment is terminated by us without “cause” (as defined in our Stock Plan), due to his death or disability, or by Mr. Wolford for “good reason” (as defined in our Stock Plan), then the number of shares of restricted stock that would have otherwise vested pursuant to the CEO Time-Vesting Award in the
12-month
period following such termination will immediately vest on the date of such termination, subject to the terms and conditions of the applicable award agreement. However, in the case of any such termination within the period starting six months prior to the occurrence of a “change in control” (as defined in our Stock Plan) and ending 12 months following the occurrence of a change in control, then in lieu of the benefits described in the preceding sentence, the restricted stock pursuant to the CEO Time-Vesting Award will fully vest immediately upon such termination of employment, subject to the terms and conditions of the applicable award agreement. If the CEO Time-Vesting Award is not continued, assumed, replaced, converted or substituted upon the occurrence of a change in control in accordance with our Stock Plan, then the restricted stock will fully vest as of immediately prior to a change in control.
If Mr. Wolford’s employment is terminated by us without cause, due to his death or disability, or by Mr. Wolford for good reason, then the occurrence of the Performance Measurement Date will be deemed to have been triggered and the restricted stock pursuant to the CEO Performance-Vesting Award will remain outstanding and be eligible to vest during the
12-month
period following such termination of employment, subject to the terms and conditions of the applicable award agreement. However, in the case of any such termination within the period starting six months prior to the occurrence of a change in control and ending 12 months following the occurrence of a change in control, then in lieu of the benefits described in the preceding sentence, the restricted stock pursuant to the CEO Performance-Vesting Award will fully vest immediately upon such termination of employment, subject to the terms and conditions of the applicable award agreement. Upon the occurrence of a change in control in accordance with our Stock Plan, the occurrence of the Performance Measurement Date would be deemed to have been triggered, the Total Equity Value would be tested on the change in control and the restricted stock would vest in accordance with the terms of our Stock Plan.

Mr. Wolford receives all privileges of a stockholder of the company with respect to his shares of restricted stock, including the right to vote any shares underlying the restricted stock and to receive dividends or other distributions.
Awards to Other Named Executive Officers.
As approved by the Compensation Committee, on September 1, 2021 we entered into award agreements for grants made as of July 1, 2021 of incentive awards under our Stock Plan to certain of our key employees, including Messrs. Savarino, Woll, Kornblau and Roland, consisting of time-based RSU awards that vest in equal amounts annually over a three-year period and performance-based RSU awards that vest in equal amounts annually over a three-year period subject to annual performance goals. The number of RSUs included in the July 1, 2021 awards were as follows:

Name	Performance- Vesting RSUs Granted (#)	Time-Vesting RSUs Granted (#)
Dominic A. Savarino	75,929	50,619
Ronald Woll	110,973	73,982
Scott L. Kornblau	90,530	60,354
David L. Roland	90,530	60,354
The time-based RSUs vest with respect to approximately 1/3 of the RSUs on each of July 1, 2022, July 1, 2023 and July 1, 2024, subject to the recipient’s continuous service or employment through the applicable vesting date. If the recipient is terminated without “cause” (as defined in our Stock Plan) or as a result of the recipient’s death or disability, then the number of time-based RSUs that would vest on the next two vesting dates will immediately vest on the date of such termination. Upon a termination for cause, all vested and unvested time-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a termination of service for any other reason, all outstanding and unvested time-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a “change in control” (as defined in our Stock Plan) of our company, the number of time-based RSUs that would vest on the next two vesting dates will immediately vest, subject to the recipient’s continuous service or employment through consummation of the change in control.
The performance-based RSUs vest with respect to up to approximately 1/3 of the RSUs on each of June 30, 2022, June 30, 2023 and June 30, 2024, subject to the recipient’s continuous service or employment through the applicable vesting date and the level of achievement of four equally-weighted performance goals as determined by the Compensation Committee no later than 60 days following the end of the applicable performance period. The performance goals for the first-year period from July 1, 2021 through June 30, 2022 of the performance period consist of (i) a specified level of achievement of five health, safety and environmental objectives for the one-year
period, (ii) a specified level of achievement of adjusted free cash flow for the one-year
period, (iii) a specified amount of added cumulative contract backlog for the one-year
period and (iv) achievement of other strategic initiative goals determined by the Compensation Committee. The applicable performance metrics and threshold, target and stretch performance goals applicable to the subsequent one-year
periods of the performance period will be established each year by the Compensation Committee at the beginning of the applicable period.
Unless otherwise determined by the committee, the percentage of the performance-vesting awards eligible to vest may range from 0% to 100% of the target amount, based on the specified levels of achievement of the performance goals as set forth in the award agreement. In no event will the recipient be eligible to earn more than 100% of the target amount for any performance period. If the recipient is terminated without cause or as a result of the recipient’s death or disability, then the recipient will remain eligible to vest, subject to achievement of the performance conditions, in the number of performance-based RSUs that would vest on the next two vesting dates. Upon a termination for cause, all vested and unvested performance-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a termination of service for any other reason, all outstanding and unvested performance-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a change in control of our company, the number of performance-based RSUs that would vest on the next two vesting dates will immediately vest to the extent of the achievement of certain performance goals through the date of the change in control, or based on deemed achievement target performance for certain other performance goals.

The named executive officers do not have any privileges of a stockholder of the company with respect to any RSUs, including any right to vote any shares underlying the RSUs or to receive dividends or other distributions; provided that, if the company declares any dividend while the RSUs are outstanding, the holder will be credited a dividend equivalent, which will be subject to the same vesting conditions applicable to the RSU and will vest only if the RSU vests and will be forfeited if the RSU is forfeited. Any such dividend equivalents will be settled and paid to the holder following the date on which the RSU vests. All RSUs may be settled in cash or our common stock.
In addition to the RSU awards granted as of July 1, 2021, Mr. Savarino was granted an additional 9,734 time-based RSUs and 14,602 performance-based RSUs on October 1, 2021 in connection with his promotion from Vice President and Chief Accounting & Tax Officer to Senior Vice President and Chief Financial Officer on September 20, 2021. The RSUs granted on October 1, 2021 are subject to the same vesting and other terms as his time-based and performance-based RSUs granted as of July 1, 2021.
Personal Benefits, Perquisites and Employee Benefits
We do not offer many perquisites traditionally offered to executives of similarly-sized
companies. Perquisites and any other similar personal benefits generally offered to our executive officers are substantially the same as those generally available on a non-discriminatory
basis to all of our full-time salaried employees, such as medical and dental insurance, life insurance, disability insurance, a 401(k) plan with a company match (which match was suspended from November 1, 2020 until January 1, 2022 and then resumed at a lower matching rate) and other customary employee benefits. We make contributions for group term life insurance, spouse/dependent life insurance, and long-term disability insurance for our employees, including our named executive officers, as indicated in the
2021 Summary Compensation Table
below. Business-related relocation benefits may be reimbursed on a case-by-case
basis.
We maintain a defined contribution plan (which we refer to as our Retirement Plan) designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (which, together with the regulations promulgated thereunder, we refer to as the Code). Pursuant to our Retirement Plan, in 2020 we matched 100% of the first 5% of each participant’s compensation contributed until November 1, 2020, when we discontinued the company match until January 1, 2022 in order to reduce costs. When we resumed the company match, we matched 50% of the first 6% of each participant’s compensation contributed. In addition, under our Amended and Restated Supplemental Executive Retirement Plan (which we refer to as our SERP), in past years we have contributed to participants any portion of the applicable percentage of the base salary contribution and the matching contribution that cannot be contributed under the Retirement Plan because of the limitations within the Code. Participants in this plan are a select group of our management or highly compensated employees, including the named executive officers, and are fully vested in all amounts paid into the plan. As a result of our chapter 11 reorganization, we did not contribute any amounts into our SERP during 2020 or 2021 and to date have not resumed contributions to our SERP.
Walkaway Severance Plan
. As agreed to and in accordance with our Joint Plan, on April 23, 2021 the Board approved and adopted the Diamond Offshore Drilling, Inc. Severance Plan (which we refer to as the Walkaway Severance Plan) providing for protection for loss of salary and benefits in the event of certain involuntary terminations of employment for eight key employees, including the named executive officers other than Mr. Edwards and Mr. Wolford, to assist our company in retaining an intact management team.
The Walkaway Severance Plan provided that if an eligible participant’s employment was terminated by our company without “cause” (as defined in the Walkaway Severance Plan) on or before August 21, 2021 or terminated due to the participant’s voluntary resignation between August 21, 2021 and September 20, 2021, the participant would be eligible to receive a lump-sum
cash payment in an amount equal to the sum of the participant’s annual base salary and the participant’s annual target bonus and, subject to the participant’s election of continuation of health care coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (or COBRA), we would pay the full cost of the participant’s COBRA premiums for 12 months from the date of the termination. Receipt of severance benefits under the Walkaway Severance Plan would be subject to the participant’s execution of a release of any claims against our company and agreement with restrictive covenants, including non-competition
and
non-solicitation
covenants.
On September 17, 2021, Mr. Woll resigned from our company and collected benefits under the Walkaway Severance Plan, and on September 20, 2021, Mr. Kornblau resigned and collected benefits under the plan. See “
Potential Payments Upon Termination or Change in Control – Former Executive Officers
” below.

Supplemental Severance Plan
. On September 1, 2021, we issued the Diamond Offshore Drilling, Inc. Supplemental Severance Plan, effective as of September 21, 2021, for eight key employees, including the named executive officers other than Mr. Edwards and Mr. Wolford. The Supplemental Severance Plan provides the participants with protection for loss of salary and benefits in the event of certain involuntary terminations of employment in order to assist our company in retaining its senior management team.
The Supplemental Severance Plan provides that if an eligible participant’s employment is terminated by our company without “cause” or as a result of the recipient’s death or disability or a resignation for “good reason” (each of “cause” and “good reason” as defined in the Supplemental Severance Plan), the participant will be eligible to receive a lump-sum
cash payment in an amount equal to the sum of the participant’s annual base salary and annual target bonus and, subject to the participant’s election of continuation of health care coverage pursuant to COBRA, we will pay the full cost of the participant’s COBRA premiums for 12 months from the date of the termination. If an eligible participant’s employment is terminated by our company without cause or due to a resignation for good reason within six months prior to, or one year following, a change in control of our company, the participant will instead be eligible to receive a lump-sum
cash payment in an amount equal to 1.5 times the sum of the participant’s annual base salary and annual target bonus and, subject to the participant’s election of COBRA coverage, we will pay the full cost of the participant’s COBRA premiums for 18 months from the date of such termination. Receipt of severance benefits is subject to the participant’s execution of a release of any claims against our company and agreement with restrictive covenants, including a covenant of non-solicitation
of customers and employees.
Indemnification of Directors and Executive Officers
Our Certificate of Incorporation provides certain rights of indemnification to our directors and officers (including our executive officers) in connection with legal actions brought against them by reason of the fact that they are or were a director or officer of our company, to the fullest extent permitted by law. Our Certificate of Incorporation also eliminates the personal liability of our directors to our company or our stockholders for monetary damages for breach of fiduciary duty as a director to the fullest extent permitted by law. Our Certificate of Incorporation also provides that, to the fullest extent permitted by law, non-employee
directors and their affiliates (other than our company, any of its subsidiaries or their respective officers or employees) shall not be liable to our company or our stockholders or to any affiliate of our company for breach of any fiduciary duty solely by reason of the fact that such non-employee
director or affiliate (A) engaged in or possessed interests in other business ventures of any type or description, including those engaged in the same or similar business activities or lines of business in which our company or any of our subsidiaries now engages or proposes to engage, or (B) competed with our company or any of our subsidiaries, on its own account, or in partnership with, or as an employee, officer, director or stockholder of any other person (other than our company or any of our subsidiaries). In addition, except to the extent provided otherwise in our Certificate of Incorporation, to the fullest extent permitted by law, such persons shall not be liable to our company or our stockholders or to any of our subsidiaries for breach of any duty (fiduciary, contractual or otherwise) as a stockholder or director of our company by reason of the fact that such person does not present certain corporate opportunities to our company.
Our Bylaws contain provisions that provide for the indemnification of officers and directors as authorized by law, subject to certain terms and conditions set forth therein.
We have entered into indemnification agreements with each of our directors and executive officers that generally provide for us to indemnify the applicable indemnitee to the fullest extent permitted by applicable law (subject to certain limitations) as well as the advancement of all expenses incurred by the director or executive officer in connection with a legal proceeding arising out of their service to our company, in each case to the extent permitted by applicable law.
In addition, as authorized by our Bylaws, we have an existing directors and officers liability insurance policy.

Risk Management Considerations
Our Compensation Committee has concluded that our compensation program does not encourage excessive or inappropriate risk-taking. Several elements of our compensation program are designed to promote the creation of long-term value and thereby discourage behavior that leads to excessive risk:

•
Our 2021 compensation program consisted of both fixed and variable compensation. The fixed (or salary) portion was designed to provide a steady income regardless of our financial performance, in part so that executives do not focus exclusively on short-term financial performance to the detriment of other important business metrics and objectives. The variable (KEIP, short-term incentive and long-term incentive) portion of compensation was designed to reward key employees only if we achieve exceptional corporate performance. We believe that the variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce positive corporate results, while the fixed element is also sufficient such that executives are not encouraged to take unnecessary or excessive risks.

•
The performance metrics used in the KEIP, short-term incentive plan and long-term incentive awards are measures the Compensation Committee believes represent key value driving indicators for our business operations over the applicable performance periods. Moreover, the committee set ranges for these measures designed to encourage success without encouraging excessive risk taking to achieve short-term results.

•
We have strict internal controls over the measurement and calculation of the performance metrics used in determining the executives’ KEIP, short-term incentive plan and long-term incentive awards, designed to prevent the metrics from being susceptible to manipulation by any employee, including our executives.

•	We maintain a policy that prohibits our named executive officers from engaging in any pledging, hedging or short sale transactions related to our stock or our other equity securities.
Employment Agreements
During 2021, we did not have employment agreements with any of our named executive officers except for Bernie Wolford (our current President and CEO) and Marc Edwards (our former President and CEO).
Bernie Wolford, Jr. as CEO.
In connection with his hire as our President and Chief Executive Officer, on May 8, 2021 we entered into an employment agreement with Mr. Wolford, which has a term commencing on such date and continuing until terminated by us or Mr. Wolford, or until his death or disability, in accordance with the employment agreement. Pursuant to the terms of the agreement, Mr. Wolford will receive an annualized base salary of $700,000 and will be eligible to earn a bonus with a target annual bonus opportunity equal to 100% of base salary, based on the achievement of certain financial or individual performance goals and factors. Mr. Wolford is also entitled to participate in our benefit programs generally available to other senior officers and to receive reimbursement of certain expenses incurred during his employment, including up to $12,000 of legal fees incurred in the review of his employment agreement.
If, during the term of his employment agreement, Mr. Wolford’s employment is terminated due to his death or by us due to his disability, he will be entitled to any accrued but unpaid annual bonus with respect to the preceding calendar year. If, during the term of his employment agreement, Mr. Wolford’s employment is terminated by us without “cause” (as defined in his agreement) or by Mr. Wolford with “good reason” (as defined in his agreement) in accordance with his employment agreement, he will be entitled to (i) any accrued but unpaid annual bonus with respect to the preceding calendar year, (ii) a lump-sum
cash payment equal to 200% of the sum of (A) his base salary plus
(B) target annual bonus and (iii) continued participation in our group health plan for him and his eligible dependents for a period of 24 months at our expense, in each case subject to the terms and conditions of his employment agreement. No severance is payable upon termination of employment for cause or a voluntary termination by Mr. Wolford without good reason.
Mr. Wolford’s employment agreement contains
non-competition
covenants restricting his ability to compete with us and
non-solicitation
covenants, applicable in each case during the term of the employment agreement and for a period of one year thereafter, customary covenants regarding our indemnification of Mr. Wolford, and covenants concerning confidentiality, rights to inventions and non-disparagement.

Marc Edwards as CEO
. In connection with his hire as our CEO in 2014, we entered into an employment agreement with Mr. Edwards that commenced in March 2014 and continued until December 2016, when the agreement expired by its terms. Mr. Edwards’ agreement was not extended or renewed after it expired, and he continued his employment as our CEO without an employment agreement in effect until March 20, 2020, when we entered into a new employment agreement with Mr. Edwards. Mr. Edwards resigned from our company in connection with our emergence from chapter 11 reorganization on April 23, 2021.
Under his employment agreement, Mr. Edwards was entitled to certain severance payments if his employment was terminated under specified circumstances. In connection with our emergence from chapter 11 reorganization, we entered into an agreement with Mr. Edwards that became effective upon our emergence from chapter 11 reorganization which modified the employment agreement (or the Amendment). The Amendment provided that upon a Qualifying Termination (as defined in the Amendment), Mr. Edwards would be entitled to receive the following severance benefits in lieu of the severance benefits under his employment agreement prior to giving effect to the Amendment:

•	A lump sum cash severance payment equal to $6,000,000; and

•	Continued participation for him and his dependents in our group medical plan for 24 months.
Mr. Edwards’ resignation in connection with our emergence from chapter 11 reorganization on April 23, 2021 was a Qualifying Termination under the Amendment.
As a condition to receiving these severance payments and benefits, Mr. Edwards was required to enter into a release of claims as provided in his employment agreement. In his employment agreement, as modified by the Amendment, Mr. Edwards agreed not to compete against us and agreed not to solicit for employment any of our employees for a period of one year after his employment ended. The employment agreement also contained provisions relating to protection of our confidential information and intellectual property. The employment agreement required us to indemnify Mr. Edwards to the fullest extent permitted by our Certificate of Incorporation and Bylaws and required us to provide Mr. Edwards with coverage under our directors’ and officers’ liability insurance policies.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this report with management of the company. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE
Neal P. Goldman, Chair
John H. Hollowell
Ane Launy

EXECUTIVE COMPENSATION
2021 Summary Compensation Table
The following table summarizes the compensation of our named executive officers for 2021, using the disclosure rules required by the SEC. Mr. Wolford was hired as our President and Chief Executive Officer on May 7, 2021. Mr. Savarino was promoted from Vice President and Chief Accounting & Tax Officer to our Senior Vice President and Chief Financial Officer on September 20, 2021. Mr. Edwards resigned as our President and Chief Executive Officer on April 23, 2021. Mr. Woll resigned as our Executive Vice President and Chief Operating Officer on September 17, 2021. Mr. Kornblau resigned as our Senior Vice President and Chief Financial Officer on September 20, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Bernie Wolford, Jr.	2021	437,837	—	7,303,326	456,438	5,865	8,203,466
President and CEO
Dominic A. Savarino	2021	403,063	—	1,320,235	393,500	4,945	2,121,743
Senior Vice President and CFO	2020	391,477	35,000	—	536,500	20,942	983,919
Marc Edwards	2021	397,727	—	—	2,700,000	6,001,955	9,099,682
Former President and CEO	2020	1,000,000	291,667	—	5,758,333	27,198	7,077,198
	2019	1,000,000	1,500,000	1,738,403	1,500,000	65,640	5,804,043
Ronald Woll	2021	366,858	—	1,618,356	734,908	881,387	3,601,509
Former EVP and Chief Operating Officer	2020	515,630	830,417	—	1,350,826	22,991	2,719,864
	2019	515,630	750,000	360,101	360,900	34,810	2,021,441
Scott L. Kornblau	2021	311,081	—	1,320,235	306,450	656,475	2,594,241
Former SVP and CFO	2020	427,330	52,500	—	575,758	21,336	1,076,924
	2019	410,000	—	161,420	205,000	27,522	803,942
David L. Roland	2021	397,995	—	1,320,235	426,912	5,477	2,150,619
Senior Vice President, General Counsel and Secretary	2020	405,600	46,667	—	631,741	21,780	1,105,788
	2019	405,600	—	198,681	202,800	28,095	835,176
Notes and Narrative Disclosure to 2021 Summary Compensation Table
The following is a discussion of material factors necessary for an understanding of the information disclosed in the 2021 Summary Compensation Table. For a discussion of the employment agreement of each of Mr. Wolford and Mr. Edwards, see “
Compensation Discussion and Analysis – Employment Agreements
” above.
Salary Column
. The Salary totals for 2021 for all named executive officers other than Mr. Edwards reflect a voluntary temporary 5% reduction in annual base salary in effect from August 16, 2021 through April 1, 2022.
Bonus Column
. For Messrs. Edwards and Woll, the amounts shown in the “Bonus” column for 2020 and 2019 consist of (a) cash payments received in April 2020 pursuant to the accelerated vesting of outstanding time-vesting long-term cash incentive awards granted in 2018 and 2019 based on service achieved through April 1, 2020 and (b) lump sum retention payments earned and paid in February 2019 and February 2020 pursuant to our 2017 Retention Plan and the plan extension in 2019. The amounts received by Messrs. Edwards and Woll for the accelerated vesting of 2018 and 2019 time-vesting long-term cash incentive awards were as follows:

Name	Accelerated Time-Vesting Cash Incentive Payment ($)
Marc Edwards	291,667
Ronald Woll	80,417

For all other named executive officers, the amounts shown in the “Bonus” column for 2020 consist of cash payments received in April 2020 pursuant to the accelerated vesting of outstanding time-vesting long-term cash incentive awards granted in 2018 and 2019 based on service achieved through April 1, 2020. As a condition to the receipt and retention of the accelerated payments, each of the named executive officers agreed to a clawback obligation providing that if he resigns from employment with our company or if the grantee’s employment is terminated by us for “cause” (as defined in our former Incentive Compensation Plan), in either case prior to the first anniversary of the payment date, the grantee would be required to repay the entire amount of the payment, net of applicable tax withholdings.
Stock Awards Column
.
All amounts in the “Stock Awards” column for 2021 reflect the grant-date fair value of restricted stock or RSUs awarded in 2021 under our Stock Plan, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (which we refer to as FASB ASC Topic 718). All amounts in the “Stock Awards” column for 2019 reflect the grant-date fair value of RSUs awarded in 2019 under our former Equity Incentive Compensation Plan, computed in accordance with FASB ASC Topic 718. No RSUs or other stock awards were granted in 2020.
For Mr. Wolford, the amount shown under “Stock Awards” for 2021 represents the grant date fair value of restricted stock granted to him on May 8, 2021, consisting of performance-vesting shares and time-vesting shares. For Messrs. Savarino, Woll, Kornblau and Roland, the amounts shown under “Stock Awards” for 2021 represent the grant date fair value of RSUs granted to each of them as of July 1, 2021 (and, for Mr. Savarino, RSUs granted to him on October 1, 2021), consisting of performance-vesting RSUs and time-vesting RSUs.
The number of shares of performance-vesting and time-vesting restricted stock (Mr. Wolford) and RSUs (all others) awarded to the named executive officers in 2021 were as follows:

Name	Target Grant Date Value of Performance-Vesting RS/RSUs ($)	Performance- Vesting RS/RSUs Granted (#)	Grant Date Value of Time-Vesting RS/RSUs ($)	Time-Vesting RS/RSUs Granted (#)
Bernie Wolford, Jr.	5,358,884	777,777	1,944,442	222,222
Dominic A. Savarino	792,146	90,531	528,089	60,353
Marc Edwards	—	—	—	—
Ronald Woll	971,014	110,973	647,342	73,982
Scott L. Kornblau	792,138	90,530	528,097	60,354
David L. Roland	792,138	90,530	528,097	60,354
The number of performance-vesting and time-vesting RSUs awarded to the named executive officers in 2019 were as follows:

Name	Target Grant Date Value of Performance-Vesting RSUs ($)	Performance- Vesting RSUs Granted (#)	Grant Date Value of Time-Vesting RSUs ($)	Time-Vesting RSUs Granted (#)
Marc Edwards	875,000	82,860	875,000	82,860
Ronald Woll	181,250	17,164	181,250	17,164
Scott L. Kornblau	81,250	7,694	81,250	7,694
David L. Roland	100,000	9,470	100,000	9,470
The performance-vesting restricted stock awarded to Mr. Wolford during 2021 vests upon the attainment of a target level of Total Equity Value of the company, and the performance-vesting RSUs awarded to the other named executive officers during 2021 vest upon the attainment of the safety, financial, business development and strategic performance goals specified in their respective award agreements. The time-vesting restricted stock awarded to Mr. Wolford in 2021 vests in three equal installments over a two-year
period, and the time-vesting RSUs awarded to the other named executive officers in 2021 vest in three equal installments over a three-year period. In all cases, the restricted stock and RSUs are subject to forfeiture if the applicable vesting conditions are not met.

The performance-vesting RSUs awarded to the named executive officers during 2019 cliff vested in three years upon the attainment of the three-year financial, operating and business development performance goals specified in their respective award agreements. Half of the time-vesting RSUs granted to the named executive officers during 2019 vested two years after the grant date and half vested three years after the grant date. In all cases, the RSUs were subject to forfeiture if the applicable vesting conditions were not met.
Under the terms of the award agreements for the performance-vesting restricted stock and RSUs awarded to each named executive officer in 2021 and 2019, the maximum number of performance-vesting shares of restricted stock or RSUs that could vest regardless of how far our company exceeded the applicable performance goals, and the grant-date value of the awards of performance-vesting restricted stock or RSUs to each named executive officer in 2021 and 2019 assuming the highest level of performance conditions were achieved and the maximum number of performance-vesting shares of restricted stock and RSUs would vest, would have been as set forth in the table below:

	Maximum Number of Performance-Vesting RS/RSUs that Could Vest (#)		Grant-Date Value of Maximum Number of Performance-Vesting RS/RSUs that Could Vest ($)
Name	2021	2019	2021	2019
Bernie Wolford, Jr.	777,777	—	5,358,884	—
Dominic A. Savarino	90,531	—	792,146	—
Marc Edwards	—	110,204	—	1,156,040
Ronald Woll	110,973	22,828	971,014	239,466
Scott L. Kornblau	90,530	10,233	792,138	107,344
David L. Roland	90,530	12,595	792,138	132,122
For a discussion of the valuation assumptions for the restricted stock and RSU awards, see Note 7,
Stock-Based
Compensation
, to our audited consolidated financial statements for the fiscal year ended December 31, 2021 included in the Original Filing.
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
Non-Equity
Incentive Plan Compensation Column
. All amounts in the
“Non-Equity
Incentive Plan Compensation” column for 2021 reflect payments of annual cash incentive awards earned and paid pursuant to our 2021 Incentive Plan and quarterly cash payments awarded and earned under the KEIP for the first calendar quarter of 2021, including amounts withheld under the KEIP and paid in 2021 upon our emergence from our chapter 11 reorganization. For actual 2021 Incentive Plan amounts and KEIP amounts paid to our named executive officers for 2021, see “
Compensation Discussion and Analysis – 2021 Short-Term Incentive Program
” and “
Compensation Discussion and Analysis – Key Employee Incentive Plan
” above.
All amounts in the
“Non-Equity
Incentive Plan Compensation” column for 2020 consist of (a) quarterly cash payments awarded and earned under the KEIP for 2020, including award payments made in February 2021 for the fourth calendar quarter of 2020, and (b) cash payments received in April 2020 pursuant to the accelerated vesting of outstanding performance-vesting long-term cash incentive awards granted in 2018 and 2019 under our former Incentive Compensation Plan based on service and actual company performance achieved through April 1, 2020. The amounts received for the accelerated vesting of 2018 and 2019 performance-vesting long-term cash incentive awards were as follows:

Name	Accelerated Performance-Vesting Cash Incentive Payment ($)
Dominic A. Savarino	85,000
Marc Edwards	1,458,333
Ronald Woll	180,417
Scott L. Kornblau	87,708
David L. Roland	113,333
As a condition to the receipt and retention of the accelerated payments, each of the named executive officers agreed to a clawback obligation providing that if he resigns from employment with our company or if the grantee’s employment is terminated by us for “cause” (as defined in our former Incentive Compensation Plan), in either case prior to the first anniversary of the payment date, the grantee would be required to repay the entire amount of the payment, net of applicable tax withholdings.
The amounts received for quarterly cash payments awarded and earned under the KEIP for 2020, including an award payment made in February 2021 for the fourth calendar quarter of 2020, were as follows:

Name	2020 Cash Payments Awarded and Earned under KEIP ($)
Dominic A. Savarino	451,500
Marc Edwards	4,300,000
Ronald Woll	1,170,410
Scott L. Kornblau	488,050
David L. Roland	518,408
All amounts in the
“Non-Equity
Incentive Plan Compensation” column for 2019 reflect payments of annual cash incentive awards earned and paid pursuant to our former Incentive Compensation Plan.
All Other Compensation Column
. The amounts shown in the “All Other Compensation” column for 2021 consist of the following:
2021 All Other Compensation Table

Name	Severance ($)	Insurance ($)	SERP ($)	Total ($)
Bernie Wolford, Jr.	—	5,865	—	5,865
Dominic A. Savarino	—	4,857	88	4,945
Marc Edwards	6,000,000	1,955	—	6,001,955
Ronald Woll	876,571	4,399	417	881,387
Scott L. Kornblau	652,500	3,895	80	656,475
David L. Roland	—	5,151	326	5,477
For Mr. Edwards, the amount shown in the “Severance” column consists of severance payments he received in 2021 pursuant to his employment agreement. For Messrs. Woll and Kornblau, the amounts shown in the “Severance” column consist of severance payments received in 2021 pursuant to the Walkaway Severance Plan.
During 2021, we suspended our employee Retirement Plan contribution matching program. Under our SERP, in past years we have contributed to participants any portion of the applicable percentage of the base salary contribution and the matching contribution that cannot be contributed under the Retirement Plan because of the limitations within the Code. As a result of our chapter 11 reorganization, during 2021 we did not make any SERP contributions to participants. Participants in this plan are fully vested in all amounts paid into the plan. The following table summarizes 2021 nonqualified deferred compensation of our named executive officers under our SERP.

2021 Nonqualified Deferred Compensation

Name	Registrant Contributions in 2021 ($)	Aggregate Earnings in 2021 ($)(1)	Aggregate Balance at December 31, 2021 ($)(2)
Bernie Wolford, Jr.	—	—	—
Dominic A. Savarino	—	88	10,202
Marc Edwards	—	—	—
Ronald Woll	—	417	48,107
Scott L. Kornblau	—	80	9,238
David L. Roland	—	326	37,647

(1)
These amounts represent interest earned on contributions under our SERP. These amounts are also included in the “
All Other Compensation
” column of the
2021 Summary Compensation Table
and in the “
SERP
” column of the
2021 All Other Compensation Table
. These earnings were calculated by applying a fixed interest rate based on the annual yield on
10-year
U.S. Treasury Securities to current year and deferred contributions.

(2)
These amounts represent the aggregate balance as of December 31, 2021 for each of the named executive officers pursuant to our SERP. The deferred balances related to our SERP were reported in the Summary Compensation Table in each contribution year.

2021 Grants of Plan-Based Awards

Name and Type of Equity Award (1)	Grant Date	Action Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(3)	All Other Stock Awards (#)(4)	Grant Date Fair Value of Stock Awards ($)(5)
			Threshold	Target	Maximum	Target
Bernie Wolford, Jr.			228,219	456,438	684,657
Restricted Stock (T)	05/08/21	05/07/21					222,222	1,944,442
Restricted Stock (P)	05/08/21	05/07/21				777,777		5,358,884
Dominic A. Savarino			55,000	110,000	165,000
RSUs (T)	07/01/21	07/12/21					50,619	442,916
RSUs (P)	07/01/21	07/12/21				75,929		664,379
RSUs (T)	10/01/21	09/13/21					9,734	85,173
RSUs (P)	10/01/21	09/13/21				14,602		127,767
Marc Edwards	—	—	—	—	—	—	—	—
Ronald Woll (6)			90,235	180,470	270,705
RSUs (T)	07/01/21	07/12/21					73,982	647,342
RSUs (P)	07/01/21	07/12/21				110,973		971,014
Scott L. Kornblau (6)			51,250	102,500	153,750
RSUs (T)	07/01/21	07/12/21					60,354	528,097
RSUs (P)	07/01/21	07/12/21				90,530		792,138
David L. Roland			50,700	101,400	152,100
RSUs (T)	07/01/21	07/12/21					60,354	528,097
RSUs (P)	07/01/21	07/12/21				90,530		792,138

(1)	Restricted stock and RSUs are either time-vesting (T) or performance-vesting (P).
(2)
These amounts represent the threshold, target and maximum awards allowable under our 2021 Incentive Plan. Awards under our 2021 Incentive Plan cannot exceed 150% of the target incentive amount, regardless of level of company performance.

See the “
Non-Equity
Incentive Plan Compensation
” column in the
2021 Summary Compensation Table
above and the related notes and narrative disclosure. For more information concerning awards under our 2021 Incentive Plan and the actual incentive amounts paid for 2021, see “
Compensation Discussion and Analysis – 2021 Short-Term Incentive Program.
”
(3)
The amounts shown represent target awards of performance-vesting restricted stock and RSUs that could vest as determined pursuant to our Stock Plan and the applicable award agreement. Restricted stock awarded to Mr. Wolford during 2021 will cliff vest upon the attainment of a target level of total company equity value as specified in his award agreement. RSUs awarded to the other named executive officers will cliff vest upon the attainment of the safety, financial, business development and strategic performance goals specified in their respective award agreements. In all cases, the restricted stock and RSUs are subject to forfeiture if the applicable vesting conditions are not met. No shares of Mr. Wolford’s performance-vesting restricted stock will vest if total company equity value is less than the stated threshold target value, all of his shares will vest if total company equity value equals or exceeds the stated target value and linear interpolation will be utilized to determine the vesting percentage if total company equity value falls between the two levels. As a result, if we only achieve total company equity value at the threshold target value, Mr. Wolford would not vest in any of his performance-vesting restricted stock. Mr. Wolford receives all privileges of a stockholder of the company with respect to his shares of restricted stock, including the right to vote any shares underlying the restricted stock and to receive dividends or other distributions. The other named executive officers do not have any privileges of a stockholder of the company with respect to any RSUs, including any right to vote any shares underlying the RSUs or to receive dividends or other distributions; provided that, if the company declares any dividend while the RSUs are outstanding, the holder will be credited a dividend equivalent, which will be subject to the same vesting conditions applicable to the RSU and will vest only if the RSU vests and will be forfeited if the RSU is forfeited. Any such dividend equivalents will be settled and paid to the holder following the date on which the RSU vests. All RSUs may be settled in cash or our common stock. See “
Compensation Discussion and Analysis – 2021 Long-Term Incentive Awards
.”

(4)
The amounts shown represent awards of time-vesting restricted stock and RSUs that could vest as determined pursuant to our Stock Plan and the applicable award agreement. Restricted stock awarded to Mr. Wolford during 2021 will vest in three equal installments over a two-year
period. RSUs awarded to the other named executive officers will vest in three equal installments over a three-year period. In all cases, the restricted stock and RSUs are subject to forfeiture if the applicable vesting conditions are not met. Mr. Wolford receives all privileges of a stockholder of the company with respect to his shares of restricted stock, including the right to vote any shares underlying the restricted stock and to receive dividends or other distributions. The other named executive officers do not have any privileges of a stockholder of the company with respect to any RSUs, including any right to vote any shares underlying the RSUs or to receive dividends or other distributions; provided that, if the company declares any dividend while the RSUs are outstanding, the holder will be credited a dividend equivalent, which will be subject to the same vesting conditions applicable to the RSU and will vest only if the RSU vests and will be forfeited if the RSU is forfeited. Any such dividend equivalents will be settled and paid to the holder following the date on which the RSU vests. All RSUs may be settled in cash or our common stock. See “
Compensation Discussion and Analysis – 2021 Long-Term Incentive Awards
.”

(5)
Represents the maximum fair value of each equity award recognizable in accordance with FASB ASC Topic 718 (based, with respect to restricted stock and RSUs, upon the probable outcome of performance conditions) and does not include any estimates of forfeitures for service-based vesting. See Note 7,
Stock-Based
Compensation
, to our audited consolidated financial statements for the fiscal year ended December 31, 2021 included in the Original Filing.

(6)
Mr. Woll resigned from our company on September 17, 2021, and Mr. Kornblau resigned from our company on September 20, 2021. Upon their respective resignations, all of their unvested RSUs immediately terminated and their awards under our Stock Plan and 2021 Incentive Plan were forfeited.

Stock Plan
Our Stock Plan authorizes the grant of stock options, SARs, restricted stock, RSUs, performance awards, and other stock-based awards or any combination thereof to eligible participants. Stock options intended to qualify as “incentive stock options” may only be granted to employees of the company or our subsidiaries. Subject to adjustment, the aggregate number of shares of company common stock that was initially available for issuance pursuant to awards under our Stock Plan is 11,111,111, of which 74,074 shares had been issued as of December 31, 2021 and 4,397,107 shares underlying outstanding awards of unvested restricted stock and RSUs had been reserved for issuance as of December 31, 2021. The shares issued pursuant to awards under our Stock Plan will be made available from shares currently authorized but unissued or shares currently held (or subsequently acquired) by the company as treasury shares, including shares purchased in the open market or in private transactions. During 2021, a total of 999,999 shares of restricted stock and 3,397,108 RSUs were granted under our Stock Plan.

Outstanding Equity Awards at Fiscal
Year-End
2021

	Stock Awards (1)
Name	Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Bernie Wolford, Jr.	148,148	1,111,110	777,777	5,833,328
Dominic A. Savarino	60,353	452,648	90,531	678,983
Marc Edwards	—	—	—	—
Ronald Woll	—	—	—	—
Scott L. Kornblau	—	—	—	—
David L. Roland	60,354	452,655	90,530	678,925

(1)
The amounts shown for Mr. Wolford represent shares of restricted stock granted under our Stock Plan, and the amounts shown for Messrs. Savarino and Roland represents RSUs granted under our Stock Plan. Mr. Wolford receives all privileges of a stockholder of the company with respect to his shares of restricted stock, including the right to vote any shares underlying the restricted stock and to receive dividends or other distributions. All RSUs may be settled in cash or our common stock.

(2)
As a result of our chapter 11 reorganization beginning in April 2020, our common stock was delisted from the NYSE and did not recommence trading on the NYSE again until March 30, 2022. As a result, the market value of each executive’s unvested shares of restricted stock and RSUs was calculated by multiplying the number of unvested shares or RSUs by $7.50 (the closing price per share of our common stock on March 30, 2022, as reported on the NYSE). In April 2021, Mr. Wolford was awarded 222,222 shares of restricted stock that will vest in equal installments on May 8, 2021, May 8, 2022 and May 8, 2023, and 777,777 shares of restricted stock that will cliff vest upon the attainment of a target level of total company equity value as specified in Mr. Wolford’s award agreement. In July 2021, Messrs. Savarino, Woll, Kornblau and Roland were awarded RSUs that will either cliff vest upon the attainment of the safety, financial, business development and strategic performance goals specified in the respective award agreements or will vest in three equal installments over a three-year period. In October 2021, Mr. Savarino was awarded additional RSUs with the same vesting terms as the July 2021 RSUs. Mr. Woll and Mr. Kornblau resigned from our company in September 2021, and all of their unvested RSUs immediately terminated and their awards under our Stock Plan were forfeited upon their respective resignations. The number of performance-vesting shares of restricted stock and RSUs shown in the above table is based on the target amount of each award. All of the outstanding shares of restricted stock and RSUs are subject to forfeiture if the applicable vesting conditions are not met. See “
Compensation Discussion and Analysis — 2021
Long-Term
Incentive Awards
” above.

2021 Option Exercises and Stock Vested

Restricted Stock and RSU Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Bernie Wolford, Jr.	74,074	555,555
Dominic A. Savarino	—	—
Marc Edwards	—	—
Ronald Woll	—	—
Scott L. Kornblau	—	—
David L. Roland	—	—

(1)
On May 8, 2021, 74,074 shares of restricted stock granted to Mr. Wolford vested. As a result of our chapter 11 reorganization in April 2020, our common stock was delisted from the NYSE and did not recommence trading on the NYSE again until March 30, 2022. Consequently, the value realized upon vesting of his restricted stock contained in the table is based on the market value of our common stock on March 30, 2022.

Potential Payments Upon Termination or Change in Control
Under the terms of our compensation and severance plans and award agreements, our named executive officers are entitled to certain payments and benefits upon the occurrence of specified events, including termination of employment. The following summary and tables describe the specific terms of these arrangements and the estimated payments payable to each of Messrs. Wolford, Savarino and Roland upon termination of employment under our compensation programs as if his employment had terminated for these reasons on December 31, 2021. In addition, for Mr. Edwards (our former CEO who resigned from our company in connection with our emergence from chapter 11 reorganization on April 23, 2021), Mr. Woll (our former Chief Operating Officer who resigned from our company and exercised rights under a severance plan on September 17, 2021), and Mr. Kornblau (our former Chief Financial Officer who resigned from our company and exercised rights under the same severance plan on September 20, 2021), the tables below reflect compensation paid or payable to these former executive officers as a result of their actual resignation.
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
For purposes of the following tables, with respect to each named executive officer who is currently serving, dollar amounts are estimates based on annual base salary as of December 31, 2021 (disregarding the voluntary 5% reduction in annual base salary that was effective for all executives from August 16, 2021 through April 1, 2022) and benefits paid to the named executive officer in fiscal year 2021. As a result of our chapter 11 reorganization that began in April 2020, our common stock was delisted from the NYSE and did not recommence trading on the NYSE again until March 30, 2022. Consequently, the market value of each executive’s accelerated shares of restricted stock and RSUs shown in the below tables was calculated by multiplying the number of unvested shares or RSUs by $7.50 (the closing price per share of our common stock on March 30, 2022, as reported on the NYSE). See “
Compensation Discussion and Analysis — 2021
Long-Term
Incentive Awards
” above. The actual amounts to be paid to the named executive officers can only be determined at the time of each executive’s separation from the company.
In addition to the amounts in the below summaries, if the named executive officer resigns or his employment is terminated for any reason, he may be paid for his unused vacation days. The summaries assume that there is no earned but unpaid base salary or unpaid business expense reimbursements as of the time of termination.
Bernie Wolford, Jr.
Mr. Wolford’s employment agreement provides that, if Mr. Wolford’s employment is terminated (a) due to his death or by us due to his disability, he will be entitled to any accrued but unpaid annual bonus with respect to the preceding calendar year and (b) by us without “cause” (as defined in his agreement) or by Mr. Wolford with “good reason” (as defined in his agreement), he will be entitled to (i) any accrued but unpaid annual bonus with respect to the preceding calendar year, (ii) a lump-sum
cash payment equal to 200% of the sum of (A) his base salary plus
(B) target annual bonus and (iii) continued participation in our group health plan for him and his eligible dependents for a period of 24 months at our expense. No severance is payable upon termination of employment for cause or a voluntary termination by Mr. Wolford without good reason.
Mr. Wolford’s restricted stock award agreement for his CEO Time-Vesting Award provides that, if his employment is terminated by us without “cause” (as defined in our Stock Plan), due to his death or disability, or by him for “good reason” (as defined in our Stock Plan), then the number of shares of restricted stock that would have otherwise vested pursuant to the award in the
12-month
period following such termination will immediately vest on the date of such termination. However, in the case of any such termination within the period starting six months prior to the occurrence of a “change in control” (as defined in our Stock Plan) and ending 12 months following the occurrence of a change in control, then the restricted stock will fully vest immediately upon such termination of employment. If the CEO Time-Vesting Award is not continued, assumed, replaced, converted or substituted upon the occurrence of a change in control in accordance with our Stock Plan, then the restricted stock will fully vest as of immediately prior to a change in control.

Mr. Wolford’s restricted stock award agreement for his CEO Performance-Vesting Award provides that, if his employment is terminated by us without cause, due to his death or disability, or by him for good reason, then the restricted stock will remain outstanding and be eligible to vest during the
12-month
period following such termination of employment. However, in the case of any such termination within the period starting six months prior to the occurrence of a change in control and ending 12 months following the occurrence of a change in control, then the restricted stock will fully vest immediately upon such termination of employment. Upon the occurrence of a change in control in accordance with our Stock Plan, the occurrence of the Performance Measurement Date would be deemed to have been triggered, the Total Equity Value would be tested on the change in control and the restricted stock would vest in accordance with the terms of our Stock Plan.
To determine the Total Equity Value of our common stock as of December 31, 2021 for purposes of estimating the extent to which Mr. Wolford’s CEO Performance-Vesting Award may have vested under the terms of his award agreement if his employment had been terminated by us without cause, due to his death or disability, or by him for good reason as of such date, we estimated that our shares of common stock were valued at $7.50 (the closing price per share of our common stock on March 30, 2022, as reported on the NYSE) and we estimated that we had 100,074,948 shares of common stock outstanding, as reported in the Original Filing. The above estimates would result in an estimated Total Equity Value of approximately $750.6 million as of December 31, 2021, which would have resulted in approximately 50% of Mr. Wolford’s CEO Performance-Vesting Award vesting under the terms of his award agreement.
In estimating the extent to which Mr. Wolford’s CEO Performance-Vesting Award may have vested under the terms of his award agreement if his employment had been terminated on December 31, 2021 after a change in control, we estimated that the Total Equity Value would have satisfied target and the CEO Performance-Vesting Award would have vested in full.
Other Named Executive Officers Currently Serving
The award agreements for the time-based RSUs granted to Messrs. Savarino and Roland provide that, if the recipient is terminated without “cause” (as defined in our Stock Plan) or as a result of the recipient’s death or disability, then the number of time-based RSUs that would vest on the next two vesting dates will immediately vest on the date of such termination. Upon a termination for cause, all vested and unvested time-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a termination of service for any other reason, all outstanding and unvested time-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a “change in control” (as defined in our Stock Plan) of our company, the number of time-based RSUs that would vest on the next two vesting dates will immediately vest, subject to the recipient’s continuous service or employment through consummation of the change in control.
The award agreements for the performance-based RSUs granted to Messrs. Savarino and Roland provide that, if the recipient is terminated without “cause” (as defined in our Stock Plan) or as a result of the recipient’s death or disability, then the recipient will remain eligible to vest, subject to achievement of the performance conditions, in the number of performance-based RSUs that would vest on the next two vesting dates. Upon a termination for cause, all vested and unvested performance-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a termination of service for any other reason, all outstanding and unvested performance-based RSUs will immediately be forfeited and cancelled for zero compensation. Upon a “change in control” (as defined in our Stock Plan) of our company, the number of performance-based RSUs that would vest on the next two vesting dates will immediately vest to the extent of the achievement of certain performance goals through the date of the change in control, or based on deemed achievement target performance for certain other performance goals.
Messrs. Savarino and Roland are participants in the Supplemental Severance Plan, which provides that if a participant’s employment is terminated by our company without “cause” or as a result of the recipient’s death or disability or a resignation for “good reason” (each of “cause” and “good reason” as defined in the Supplemental Severance Plan), the participant will be eligible to receive a lump-sum
cash payment in an amount equal to the sum of the participant’s annual base salary and annual target bonus and, subject to the participant’s election of continuation of health care coverage pursuant to COBRA, we will pay the full cost of the participant’s COBRA premiums for 12 months from the date of the termination. If a participant’s employment is terminated by our company without cause or due to a resignation for good reason within six months prior to, or one year following, a change in control of our company, the participant will instead be eligible to receive a lump-sum
cash payment in an amount equal to 1.5 times the sum of the participant’s annual base salary and annual target bonus and, subject to the participant’s election of COBRA coverage, we will pay the full cost of the participant’s COBRA premiums for 18 months from the date of such termination.
Assuming the employment of each below named executive officer was terminated under each of these circumstances on December 31, 2021, his payments and benefits would have had an estimated value as follows (less applicable withholding taxes):

Bernie Wolford, Jr. Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)	Termination after Change in Control ($)
Cash Severance	3,500,000	700,000	—	—	3,500,000
Accelerated Restricted Stock	3,472,215	3,472,215	—	—	6,944,438
COBRA Insurance Continuation	47,984	—	—	—	47,984
Total	7,020,199	4,172,215	—	—	10,492,422

Dominic A. Savarino Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)	Termination after Change in Control ($)
Cash Severance	770,000	770,000	—	—	1,155,000
Accelerated RSUs (1)	754,418	754,418	—	—	754,418
COBRA Insurance Continuation	24,255	24,255	—	—	36,383
SERP	10,202	10,202	10,202	10,202	10,202
Total	1,559,010	1,559,010	10,202	10,202	1,956,003

David L. Roland Executive Benefits & Payments	Termination for Good Reason or Without Cause ($)	Termination for Death or Disability ($)	Termination for Cause ($)	Other Voluntary Termination ($)	Termination after Change in Control ($)
Cash Severance	689,520	689,520	—	—	1,034,280
Accelerated RSUs (1)	754,418	754,418	—	—	754,418
COBRA Insurance Continuation	24,255	24,255	—	—	36,383
SERP	37,647	37,647	37,647	37,647	37,647
Total	1,505,840	1,505,840	37,647	37,647	1,862,728

(1)
The award agreements for the RSUs granted to Messrs. Savarino and Roland permit acceleration for termination without “cause” but do not permit acceleration upon termination for “good reason.” As a result, the payments in this column with respect to Accelerated RSUs would have been payable only upon termination without “cause.”

Former Executive Officers
Mr. Edwards resigned from our company on April 23, 2021 upon our emergence from our chapter 11 reorganization. Upon his resignation, Mr. Edwards was entitled to receive a total of $6,000,000 in cash severance plus the amount held in his SERP account and payments for accrued unused vacation days. At the time of his resignation, Mr. Edwards did not own any unvested equity awards from the company.
Mr. Woll resigned from our company on September 17, 2021 and received a total of $876,571 under the Walkaway Severance Plan plus the amount held in his SERP account and payments for accrued unused vacation days. Mr. Kornblau resigned from our company on September 20, 2021 and received a total of $652,500 under the Walkaway Severance Plan plus the amount held in his SERP account and payments for accrued unused vacation days. Upon their respective resignations, all of the unvested RSUs held by Messrs. Woll and Kornblau immediately terminated and their awards under our Stock Plan were forfeited.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our current CEO, Mr. Wolford. Mr. Wolford was hired as our CEO on May 7, 2021. For 2021:

•	the annual total compensation of the employee identified at median of our company (other than our CEO) was $107,324; and

•	the total compensation of Mr. Wolford, as reflected in the 2021 Summary Compensation Table above and annualized for full year 2021, was $8,419,651.
Based on this information, for 2021 the ratio of the total annualized compensation of Mr. Wolford to the median of the annual total compensation of all employees was estimated to be approximately 78 to 1. Mr. Wolford’s above total compensation for 2021 included a special one-time
grant of restricted stock that was awarded to Mr. Wolford in 2021 in connection with his hire as our CEO.
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
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of Mr. Wolford and our median employee, we used the following methodology, material assumptions, adjustments and estimates:

•
We identified our median-compensated employee from all full-time, part-time and temporary workers (with the exception of our employees in Singapore as described below) who were included as employees on our payroll records as of December 31, 2021, based on actual base salary, overtime and bonuses paid for calendar year 2021. We believe the use of such cash compensation for all employees is a consistently-applied compensation measure because we do not widely distribute equity awards to employees.

•
We determined that, as of December 31, 2021, our employee population for purposes of this pay ratio calculation consisted of approximately 1,836 individuals globally. As permitted by SEC rules, when identifying our median employee for purposes of the pay ratio calculation, we excluded the compensation of our two employees based in Singapore.

•
Compensation for newly-hired employees who worked less than a full year (including Mr. Wolford) was annualized. The pay for employees based outside of the U.S. was converted to U.S. dollars using the average of the exchange rates in effect on each of January 1, 2021 and December 31, 2021. We did not make any cost of living adjustments in identifying the median employee. The median employee from our analysis had anomalous compensation characteristics and was substituted with a similarly-situated employee with a materially equivalent compensation level.

•
After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the
2021 Summary Compensation Table
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
In 2021, the committee engaged Lyons, Benenson & Company Inc., a compensation consulting firm (which we refer to as LB&C), to provide the committee with advisory services in connection with the compensation to be paid to our Independent Directors after our emergence from bankruptcy and short- and long-term incentive compensation programs to incentivize and retain our key employees after our emergence. When engaging LB&C, the committee considered the independence of LB&C in light of SEC rules and the NYSE Listing Standards and concluded that the work of the firm would not raise any conflict of interest. Among the factors considered by the committee in determining the firm’s independence were the following:

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
Compensation Committee Interlocks and Insider Participation
. The current members of the Compensation Committee are Neal P. Goldman, John H. Hollowell and Ane Launy. Until our emergence from chapter 11 reorganization in April 2021, the members of our Compensation Committee were Anatol Feygin, Paul G. Gaffney II and Peter McTeague. Our Board has determined that each member of the Compensation Committee is independent and satisfies the additional independence requirements for compensation committee members provided for under the rules of the SEC and NYSE. No member of the Compensation Committee is, or was during 2021, an officer or employee of the company. During 2021:

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
Upon our emergence from chapter 11 reorganization in April 2021, the Compensation Committee engaged LB&C to provide recommendations for our non-employee
director compensation program. LB&C reviewed
non-employee
director compensation practices and trends and data from comparable oilfield services companies and recommended the following compensation program for our non-employee
directors, which the Compensation Committee recommended to the Board of Directors and the Board of Directors approved, effective on April 23, 2021 (all cash retainer amounts to be paid in quarterly installments in advance):

•	Annual cash retainer for our Chairman of the Board of $150,000;

•	Annual cash retainer for directors (other than our Chairman of the Board) of $100,000;

•	Annual cash retainer for the Chair of the Audit Committee of $20,000;

•	Annual cash retainer for the Chair of the Compensation Committee of $15,000;

•	Annual cash retainer for the members of the NG&S Committee and the non-Chair members of the Audit Committee and the Compensation Committee of $10,000; and

•
Non-employee
directors receive an annual grant of RSUs with a grant date value of $120,000, with the grants for 2021 and 2022 made on April 23, 2021. The RSUs vest 30% on April 23, 2022 and 70% on April 23, 2023, subject to the director’s continuous service or employment with our company through the applicable vesting date. If a director resigns at our request or we fail to nominate the director for election as a director on the Board, then 100% of the RSUs shall immediately vest on the date of such termination. Upon a change in control of our company, 100% of the RSUs shall vest, subject to the director’s continuous service through consummation of the change in control. We will issue and deliver to the director the number of shares equal to the number of vested RSUs following the earliest to occur of (x) the fifth anniversary of the grant date, (y) a separation from service, and (z) a change in control. The director may elect, with respect to up to 40% of the vested and non-forfeitable
RSUs, to receive cash equal to the fair market value of the RSUs instead of shares.

In addition, in August 2021, the company announced that its Board had established a special committee to explore strategic alternatives to maximize stockholder value. During 2021, the Chair of the special committee was paid a monthly fee of $20,000, and the members of the committee were paid a monthly fee of $15,000. Mr. Wolford, our President and CEO, does not receive any cash or equity fee or other remuneration for his service as a director.
Director Compensation for 2021
The following table summarizes the compensation earned by our non-employee
directors in 2021:

Name(1)	Fees Earned or Paid in Cash ($)	RSU Awards ($)(2)	All Other Compensation ($)	Total ($)
John H. Hollowell	244,278	454,545	—	698,823
Patrick Carey Lowe	232,389	454,545	—	686,934
Adam C. Peakes	288,148	454,545	—	742,693
Neal P. Goldman	300,872	681,818	—	982,690
Ane Launy	112,668	454,545	—	567,213
Raj Iyer	93,890	454,545	—	548,435
Anatol Feygin	105,000	—	—	105,000
Paul G. Gaffney II	100,000	—	—	100,000
Alan H. Howard	117,500	—	—	117,500
Peter McTeague	100,000	—	—	100,000
Kenneth I. Siegel	—	—	—	—
James S. Tisch	—	—	—	—

(1)
Messrs. Hollowell, Lowe, Peakes, Goldman and Iyer and Ms. Launy were elected to the Board on April 23, 2021 upon our emergence from chapter 11 reorganization. Messrs. Feygin, Gaffney, Howard, McTeague, Siegel and Tisch served as directors until April 23, 2021. Neither Bernie Wolford, Jr., our current President and CEO, nor Marc Edwards, our former President and CEO, is included in this table because he was an employee of our company during 2021, and therefore received no compensation for his service as director. The compensation received by Messrs. Wolford and Edwards as an employee of the company during 2021 is shown in the
2021 Summary Compensation Table
above.

(2)
These amounts represent the aggregate grant date fair value of awards of RSUs granted pursuant to our Stock Plan for the year ended December 31, 2021, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of dollar amounts of these awards are included in Note 7,
Stock-Based Compensation
, to our audited consolidated financial statements for the fiscal year ended December 31, 2021 included in the Original Filing.

As of December 31, 2021, these
non-employee
directors held the following outstanding company equity awards:

Name	Unvested RSU Awards (#)
John H. Hollowell	51,948
Patrick Carey Lowe	51,948
Adam C. Peakes	51,948
Neal P. Goldman	77,922
Ane Launy	51,948
Raj Iyer	51,948
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS
The following table shows certain information as of April 1, 2022 as to all persons who, to our knowledge, were the beneficial owners of 5% or more of our common stock, which was our only outstanding class of voting securities as of such date. The information provided below with respect to the stockholders has been furnished to us by or on behalf of the stockholders, and we have not sought to independently verify such information. All shares reported were owned beneficially by the persons indicated unless otherwise indicated below.

Name and Address	Amount Beneficially Owned		Percent of Class
Avenue Energy Opportunities Fund II AIV, L.P. 11 West 42nd Street, 9th Floor New York, New York, 10036	17,225,771	(1)	17.4%
Certain funds and accounts for which Pacific Investment Management Company LLC serves as investment manager, adviser or sub-adviser 650 Newport Center Drive Newport Beach, California 92660	11,993,383	(2)	12.0%
Certain funds and accounts for which Capital Research & Management Company serves as investment adviser 333 S. Hope Street Los Angeles, California 90071	9,555,736	(3)	9.5%
Samuel Terry Asset Management Pty Ltd As Trustee of the Samuel Terry Absolute Return Fund 120B Underwood Street Paddington 2021, Australia	7,786,885	(4)	7.7%

(1)
Based on information provided by Avenue Energy Opportunities Fund II AIV, L.P., or Avenue. Avenue Capital Management II, L.P., as the investment manager of Avenue, and Marc Lasry may be deemed to have or to share voting and dispositive power over the shares of common stock owned by Avenue. The address for Avenue is 11 West 42nd Street, 9th Floor, New York, New York, 10036.

(2)
According to information provided by Pacific Investment Management Company, LLC, or PIMCO, the number of shares of common stock beneficially owned consisted of 11,993,383 shares of common stock, which includes (i) 50,195 shares of common stock owned by PIMCO Funds: Global Investors Series plc, US High Yield Bond Fund, (ii) 57,365 shares of common stock owned by PIMCO Funds: PIMCO High Yield Fund, (iii) 30,504 shares of common stock owned by PIMCO Funds: PIMCO Diversified Income Fund, (iv) 3,260,908 shares of common stock owned by PIMCO Tactical Opportunities Master Fund Ltd., (v) 28,681 shares of common stock owned by PIMCO Funds: Global Investors Series plc, Global High Yield Bond Fund, (vi) 7,170 shares of common stock owned by PIMCO Funds: PIMCO High Yield Spectrum Fund, (vii) 34,561 shares of common stock owned by PIMCO ETF Trust: PIMCO
0-5
Year High Yield Corporate Bond Index Exchange-Traded Fund, (viii) 8,494,215 shares of common stock owned by PIMCO Global Credit Opportunity Master Fund LDC, (ix) 1,434 shares of common stock owned by University Health Systems of Eastern Carolina, Inc., (x) 5,463 shares of common stock owned by Koch Financial Assets V, LLC., (xi) 287 shares of common stock owned by Public Service Company of New Mexico and (xii) 22,600 shares of common stock owned by PIMCO ETFs plc, PIMCO US Short Term High Yield Corporate Bond Index UCITS ETF, or, collectively, the PIMCO Funds. PIMCO, in its capacity as investment manager, adviser or sub-adviser,
exercises sole or shared voting or dispositive power over the shares of common stock owned by the PIMCO Funds. The address for each of the PIMCO Funds is c/o Pacific Investment Management Company LLC, 650 Newport Center Drive, Newport Beach, California 92660.

(3)
According to information provided by Capital Research and Management Company, or CRMC, the number of shares of common stock beneficially owned consisted of 9,555,736 shares of common stock which includes (i) 4,213,530 shares of common stock owned by American High-Income Trust, (ii) 472,031 shares of common stock owned by The Bond Fund of America, (iii) 724,274 shares of common stock owned by Capital Income Builder, (iv) 87,700 shares of common stock owned by Capital Group Global High Income Opportunities (LUX), or CGGHIO, (v) 1,888 shares of common stock owned by Capital Group US High Yield Fund (LUX), or CGUY, (vi) 3,306,365 shares of common stock owned by The Income Fund of America, (vii) 887 shares of common stock owned by American Funds Multi-Sector Income Fund, (viii) 333,458 shares of common stock owned by American Funds Insurance Series – Asset Allocation Fund, (ix) 110,972 shares of common stock owned by American Funds Insurance Series – American High-Income Trust, (x) 49,038 shares of common stock owned by American Funds Insurance Series – Capital World Bond Fund and (xi) 255,593 shares of common stock owned by Capital World Bond Fund, or, collectively, the CRMC Funds. CRMC, as investment adviser to each of the CRMC Funds, may be deemed to have or to share voting and dispositive power with respect to the common stock owned by the CRMC Funds. David A. Daigle, as portfolio manager, has voting and investment power over the shares of common stock held by CGGHIO and Shannon Ward, as portfolio manager, has voting and investment power over the shares of common stock held by CGUY. The address for each of the CRMC Funds is Capital Research and Management Company, 333 S. Hope Street, Los Angeles, California 90071.

(4)
Based on information provided by Samuel Terry Asset Management Pty Ltd As Trustee of the Samuel Terry Absolute Return Fund, or STAM. Frederick Raymond Woollard and Nigel Graham Burgess, as directors of STAM, may be deemed to share voting and dispositive power with respect to the shares of common stock owned by STAM. The address for STAM is 120B Underwood Street, Paddington 2021, Australia.

STOCK OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table shows the shares of our common stock beneficially owned as of April 1, 2022 by each of our current directors, each of our current and former executive officers named in the
2021 Summary Compensation Table
above, and all our current directors and current executive officers as a group. Each such director and executive officer individually, and all of our current directors and executive officers as a group, owned less than 1% of our common stock. Except as otherwise noted, the named beneficial owner had sole voting power and sole investment power with respect to the number(s) of shares shown below.

Name of Beneficial Owner	Shares of our Common Stock
Neal P. Goldman	—
John H. Hollowell	—
Raj Iyer	—
Ane Launy	—
Patrick Carey Lowe	—
Adam C. Peakes	—
Bernie Wolford, Jr. (1)	999,999
Dominic A. Savarino (2)	2,260
Marc Edwards (3)	—
Ronald Woll (4)	—
Scott L. Kornblau (5)	—
David L. Roland (6)	810
All Directors and Executive Officers as a Group (9 persons, comprised of those listed above other than Marc Edwards, Ronald Woll and Scott L. Kornblau)	1,003,069

(1)
Includes (i) 74,074 shares of our common stock issued in connection with the vesting of time-vesting restricted stock, (ii) 148,148 unvested shares of time-vesting restricted stock, each representing one share of our common stock, and (ii) 777,777 unvested shares of performance-vesting restricted stock, each representing one share of our common stock.

(2)	Includes 2,260 shares of our common stock issuable upon the exercise of warrants that are currently exercisable. Fractional shares have rounded to the nearest whole share.
(3)	On April 23, 2021, Mr. Edwards resigned as the President and Chief Executive Officer and as a director of our company.
(4)	On September 17, 2021, Mr. Woll resigned as the Executive Vice President and Chief Operating Officer of our company.
(5)	On September 20, 2021, Mr. Kornblau resigned as the Senior Vice President and Chief Financial Officer of our company.
(6)	Includes 810 shares of our common stock issuable upon the exercise of warrants that are currently exercisable. Fractional shares have rounded to the nearest whole share.
Equity Compensation Plan Information
The following table provides information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2021, categorized by (i) equity compensation plans previously approved by our stockholders and (ii) equity compensation plans not previously approved by our stockholders.

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(2) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	—	—	—
Equity compensation plans not approved by stockholders (3)	3,471,182	—	6,639,930
Total	3,471,182	—	6,639,930

(1)
As of December 31, 2021, only RSUs and shares of restricted stock were outstanding under our Stock Plan. The number of shares included with respect to RSUs includes the shares of our common stock that would be issued under these awards outstanding at December 31, 2021 if the maximum level of performance is achieved under the awards. If actual performance falls below the maximum level of performance for these awards, fewer shares would be issued.

(2)	The weighted-average exercise price does not take into account RSUs and shares of restricted stock because neither RSUs nor restricted stock has an exercise price.
(3)
Our Stock Plan was approved by the Bankruptcy Court pursuant to our Joint Plan. See “
Compensation Discussion and Analysis – 2021 Long-Term Incentive Awards
” and “
Executive Compensation – Stock Plan
” in Item 11 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence
All of our current directors other than Mr. Wolford are independent directors. In addition, our Board previously determined that Anatol Feygin, Paul G. Gaffney II, Alan H. Howard and Peter McTeague, each of whom resigned from our Board on April 23, 2021, were independent. In determining independence, each year our Board determines whether directors have any “material relationship” with our company or with any members of our senior management. When assessing the materiality of a director’s relationship with us, the Board considers all relevant facts and circumstances known to it and the frequency or regularity of the services provided by the director or such other persons or organizations to us or our affiliates, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to us as those prevailing at the time from unrelated parties for comparable transactions.
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
After considering all known relevant facts and circumstances and applying the independence guidelines described above, our Board has determined that all directors other than Mr. Wolford are independent under the NYSE Listing Standards and our independence guidelines. We refer to our current six independent directors as our Independent Directors.
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

On January 22, 2021, we and 14 of our subsidiaries that filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court entered into a Plan Support Agreement with certain holders of the company’s former senior notes and certain holders of claims under the company’s former revolving credit facility, and a Backstop Agreement with the financing parties thereto, including certain parties that became beneficial owners of 5% or more of our common stock pursuant to our Joint Plan.
Pursuant to our Joint Plan, on April 23, 2021, we entered into a registration rights agreement with certain parties (or the RRA Stockholders) that became beneficial owners of 5% or more of our common stock pursuant to our Joint Plan. The RRA Stockholders exercised their right to require us to file a shelf registration statement and on June 22, 2021, we filed a registration statement on Form
S-1,
as amended by Amendment No. 1 to Form
S-1
filed on August 27, 2021, to register 22,892,773 shares of our common stock owned by the RRA Stockholders. We will not receive any proceeds from the sale of these shares and will bear all expenses associated with the registrations of such shares. The registration rights granted in the agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods.
On July 26, 2021, Avenue, a beneficial owner of 5% or more of our common stock, and Avenue’s investment manager, Avenue Capital Management II, L.P. (which we refer to collectively with Avenue as Avenue Capital), filed a complaint against us to compel an annual meeting of stockholders pursuant to 8 Del. C. Section 211(c) before the Court of Chancery of the State of Delaware. On August 31, 2021, we and Avenue Capital agreed to settle the complaint. Under the terms of the settlement, Avenue Capital agreed to dismiss the complaint with prejudice and release all claims with respect to the alleged failure by us or our directors and officers to hold our 2021 annual meeting of stockholders, and we agreed to hold our next annual meeting of stockholders no later than January 21, 2022. At the request of the parties, on September 1, 2021, the Court of Chancery ordered the action dismissed with prejudice.
We scheduled our annual meeting of stockholders to be held on January 21, 2022. On November 18, 2021, Avenue Capital delivered to the company a purported notice of nominations with respect to the election of Class I directors at the annual meeting. We notified Avenue Capital that the notice was invalid because the notice and Avenue did not comply with the requirements set forth in our Bylaws, and therefore the notice could not be accepted. On November 30, 2021, Avenue Capital filed a request with the Delaware court, seeking an order compelling us to accept their notice.
On December 29, 2021, we and Avenue Capital entered into an agreement providing for the settlement of the above disputes. Pursuant to the settlement agreement, Avenue Capital withdrew their nominations notice and Delaware court action. Under the terms of the settlement agreement, Avenue Capital agreed to customary standstill restrictions during the period from December 29, 2021 until the earlier of (x) the date that is 30 days prior to the deadline for the submission of stockholder nominations of director candidates for our 2023 annual meeting of stockholders and (y) any public announcement by us of an extraordinary transaction. During the above standstill period, Avenue Capital agreed to cause its common stock in our company to be present for quorum purposes at any meeting of our stockholders at which directors are elected and to vote in favor of the slate of directors nominated by our Board for election. In addition, we agreed that in the event a vacancy on our Board arises as a result of certain events occurring prior to the one-year
anniversary of the settlement agreement, we will appoint one director designated by Avenue Capital to fill such vacancy.
Prior to the initial public offering of our common stock in 1995, we were a wholly-owned subsidiary of Loews Corporation (or Loews). In connection with the initial public offering, we entered into certain agreements with Loews that were not the result of arm’s length negotiations between the parties. Prior to our emergence from chapter 11 reorganization, we were party to a registration rights agreement pursuant to which we had granted Loews certain registration rights in order to permit Loews to offer and sell any of our common stock that Loews may hold. On January 29, 2021, the registration rights agreement was terminated by mutual agreement.

Item 14. Principal Accounting Fees and Services.
The Audit Committee of our Board selected Deloitte & Touche LLP (Houston, Texas PCAOB ID 34) (or D&T) to serve as our independent registered public accounting firm (independent auditor) for fiscal year 2022. D&T has served as our independent auditor since 1989.
Audit Fees
D&T and its affiliates billed the following fees for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees (1)	$3,225,000	$1,875,000
Audit-Related Fees	—	—
Tax Fees (2)	54,000	22,000
All Other Fees (3)	79,000	4,000

Total	$3,358,000	$1,901,000

(1)
Audit Fees include the aggregate fees and expenses for the audit of our annual financial statements and internal control over financial reporting, reviews of our quarterly financial statements and various statutory audits of our foreign subsidiaries.

(2)	Tax fees include aggregate fees and expenses related to tax consultations with respect to tax disputes outside the scope of the annual audit of our financial statements.
(3)	All Other Fees include fees and expenses for a subscription to an accounting research tool and a cybersecurity assessment.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Index to Financial Statements and Financial Statement Schedules

(1)	Financial Statements

Page
Report of Independent Registered Public Accounting Firm	51 of the Original Filing
Consolidated Balance Sheets	55 of the Original Filing
Consolidated Statements of Operations	56 of the Original Filing
Consolidated Statements of Comprehensive Income or Loss	57 of the Original Filing
Consolidated Statements of Stockholders’ Equity	58 of the Original Filing
Consolidated Statements of Cash Flows	59 of the Original Filing
Notes to Consolidated Financial Statements	60 of the Original Filing

(b)	Exhibits

Exhibit No.	Description

2.1	Second Amended Joint Chapter 11 Plan of Reorganization of Diamond Offshore Drilling, Inc. and Its Debtor Affiliates (incorporated by reference to Exhibit 1 of the Confirmation Order attached as Exhibit 99.1 to our Current Report on Form 8-K filed on April 14, 2021).

3.1	Third Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2021).

3.2	Second Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on April 29, 2021).

4.1	Indenture, dated as of April 23, 2021, among Diamond Foreign Asset Company, Diamond Finance, LLC, the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and Wells Fargo Bank, National Association, as collateral agent (including the form of Global Note attached thereto) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 29, 2021).

10.1	Senior Secured Term Loan Credit Agreement, dated as of April 23, 2021, by and among Diamond Offshore Drilling, Inc., Diamond Foreign Asset Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, Wells Fargo Securities, LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., and Truist Bank, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 29, 2021).

10.2	Senior Secured Revolving Credit Agreement, dated as of April 23, 2021, by and among Diamond Offshore Drilling, Inc., Diamond Foreign Asset Company, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent and issuing lender, Wells Fargo Securities, LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., and Truist Bank, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 29, 2021).

10.3	Warrant Agreement, dated as of April 23, 2021, by and among Diamond Offshore Drilling, Inc., Computershare, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 29, 2021).

10.4	Registration Rights Agreement, dated as of April 23, 2021, by and among Diamond Offshore Drilling, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 29, 2021).

10.5+	Amended and Restated Diamond Offshore Management Company Supplemental Executive Retirement Plan effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.6+	Form of Indemnification Agreement of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 29, 2021).

10.7+	Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 29, 2021).

10.8+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 29, 2021).

10.9+	Specimen Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2021).

10.10+	Specimen Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2021).

10.11+	Employment Agreement, dated as of May 8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2021).

10.12+	Restricted Stock Award Agreement, dated as of May 8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. with respect to the time-vesting award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 13, 2021).

10.13+	Restricted Stock Award Agreement, dated as of May 8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. with respect to the performance-vesting award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 13, 2021).

10.14+	Diamond Offshore Drilling, Inc. Severance Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 29, 2021).

10.15+	Supplemental Severance Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 3, 2021).

10.16+	Employment Agreement, dated as of March 20, 2020, between Diamond Offshore Drilling, Inc. and Marc Edwards (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2020).

10.17+	Side Letter, dated April 22, 2021, between Diamond Offshore Drilling, Inc. and Marc Edwards (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 29, 2021).

10.18**	Plan Support Agreement, dated as of January 22, 2021, by and among the Debtors, certain holders of the company’s former senior notes and certain holders of claims under the company’s former revolving credit facility (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2021).

10.19	Settlement Agreement, dated December 29, 2021, by and among Diamond Offshore Drilling, Inc., Avenue Capital Management II, L.P. and Avenue Energy Opportunities Fund II AIV, L.P.(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 30, 2021).

10.20+	Form of 2021 Short-Term Incentive Plan Participation Letter (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended September 30, 2021).

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 21.1 to the Original Filing)

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Original Filing).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Original Filing).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer dated as of May 2, 2022.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer dated as of May 2, 2022.

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer (previously furnished as Exhibit 32.1 to the Original Filing).

99.1	Confirmation Order of the United States Bankruptcy Court for the Southern District of Texas, dated April 8, 2021 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 14, 2021).

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Original Filing).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Filing).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Original Filing).

101.LAB	Inline XBRL Taxonomy Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Filing).

101.PRE	Inline XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Original Filing).

101.DEF	Inline XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Original Filing).

104*	The cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2021, formatted in Inline XBRL.

*	Filed or furnished herewith.
**
Certain schedules and similar attachments have been omitted. The company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

+	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2022.

DIAMOND OFFSHORE DRILLING, INC.

By:	/s/ DOMINIC A. SAVARINO
Dominic A. Savarino
Chief Financial Officer